Form 10-Q
period 2004-09-30
Huron Consulting Group Inc.
filed 2004-11-09
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50976

HURON CONSULTING GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0666114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

550 West Van Buren Street

Chicago, Illinois

60607

(Address of principal executive offices)

(Zip Code)

(312) 583-8700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 5, 2004, 16,362,700 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

Huron Consulting Group Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$5,922,094	$4,251,097
Receivables from clients	20,862,624	16,151,667
Unbilled services	12,773,067	8,704,057
Allowance for doubtful accounts and unbilled services	(2,988,995)	(1,791,720)

Net receivables from clients and unbilled services	30,646,696	23,064,004
Income tax receivable	1,711,434	2,286,015
Deferred income taxes	2,466,906	1,945,932
Other current assets	4,295,634	836,868

Total current assets	45,042,764	32,383,916
Property and equipment, net	7,192,785	4,498,251
Other assets:
Deferred income taxes	2,664,662	2,332,543
Deposits	648,580	674,000

Total other assets	3,313,242	3,006,543

Total assets	$55,548,791	$39,888,710

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,613,019	$1,396,265
Accrued expenses	3,943,194	3,821,527
Accrued payroll and related benefits	18,451,258	13,914,391
Deferred revenue	2,255,827	2,272,886
Interest payable to HCG Holdings LLC	609,025	819,624

Total current liabilities	26,872,323	22,224,693
Non-current liabilities:
Accrued expenses	677,974	—
Deferred lease incentives	1,955,798	—

Total non-current liabilities	2,633,772	—
Commitments and contingencies
Notes payable to HCG Holdings LLC	10,075,764	10,075,764
8% preferred stock, $1,000 per share stated value plus accrued 8% annual cumulative dividends; 106,840 shares authorized; 12,500 shares issued and outstanding at September 30, 2004 (unaudited) and December 31, 2003	15,069,153	14,212,000
Stockholders’ equity (deficit)
Class A common stock*; $0.01 par value; 500,000,000 shares authorized; 11,285,756 and 11,281,243 shares issued and outstanding at September 30, 2004 (unaudited) and December 31, 2003, respectively	112,858	259,469
Class B common stock*; $0.01 par value; 6,486,715 shares authorized; 898,802 and 682,348 shares issued and outstanding at September 30, 2004 (unaudited) and December 31, 2003, respectively	8,988	15,694
Additional paid-in capital	1,481,699	41,519
Retained deficit	(705,766)	(6,940,429)

Total stockholders’ equity (deficit)	897,779	(6,623,747)

Total liabilities and stockholders equity (deficit)	$55,548,791	$39,888,710

*	Adjusted to reflect a 1 for 2.3 reverse stock split effected on October 5, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

Huron Consulting Group Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues and reimbursable expenses:
Revenues	$37,108,802	$25,548,760	$118,712,485	$72,472,105
Reimbursable expenses	3,224,809	2,104,712	10,315,193	6,011,189

Total revenues and reimbursable expenses	40,333,611	27,653,472	129,027,678	78,483,294
Direct costs and reimbursable expenses:
Direct costs	22,265,992	19,036,616	69,671,651	48,356,101
Stock-based compensation expense	143,816	18,047	329,549	18,047
Reimbursable expenses	3,161,570	2,137,832	10,226,381	6,055,029

Total direct costs and reimbursable expenses	25,571,378	21,192,495	80,227,581	54,429,177

Gross profit	14,762,233	6,460,977	48,800,097	24,054,117
Operating expenses:
Selling, general and administrative	10,632,221	6,606,667	28,411,722	17,700,174
Stock-based compensation expense	52,986	9,389	113,150	9,389
Depreciation and amortization	607,012	1,491,937	1,681,854	4,149,934
Restructuring charges	1,335,831	—	3,474,658	—
Loss on lease abandonment	—	1,668,000	—	1,668,000

Total operating expenses	12,628,050	9,775,993	33,681,384	23,527,497

Operating income (loss)	2,134,183	(3,315,016)	15,118,713	526,620
Other expense:
Interest expense	219,088	216,861	735,103	635,431
Other	518	(80)	(206)	111,433

Total other expense	219,606	216,781	734,897	746,864

Net income (loss) before provision (benefit) for income taxes	1,914,577	(3,531,797)	14,383,816	(220,244)
Provision (benefit) for income taxes	805,320	(1,367,007)	6,042,000	84,375

Net income (loss)	1,109,257	(2,164,790)	8,341,816	(304,619)
Accrued dividends on 8% preferred stock	298,755	275,539	857,154	791,181

Net income (loss) attributable to common stockholders	$810,502	$(2,440,329)	$7,484,662	$(1,095,800)

Net income (loss) attributable to common stockholders per share*:
Basic	$0.06	$(0.20)	$0.57	$(0.09)
Diluted	$0.06	$(0.20)	$0.53	$(0.09)
Weighted average shares used in calculating net income (loss) attributable to common stockholders per share*:
Basic	12,179,654	11,926,623	12,068,064	11,870,399
Diluted	13,148,852	11,926,623	13,045,226	11,870,399

*	Adjusted to reflect a 1 for 2.3 reverse stock split effected on October 5, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

Huron Consulting Group Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Deficit	Stockholders’ Equity (Deficit)
	Shares*	Amount	Shares*	Amount
Balance at December 31, 2003	11,281,243	$259,469	682,348	$15,694	$41,519	$(6,940,429)	$(6,623,747)
Exercise of stock options	4,513	45	216,454	2,165	38,302	—	40,512
Stock option compensation	—	—	—	—	442,699	—	442,699
Income tax benefit on stock options exercised	—	—	—	—	803,652	—	803,652
Accrued dividends on 8% preferred stock	—	—	—	—	—	(857,154)	(857,154)
1 for 2.3 reverse stock split	—	(146,656)	—	(8,871)	155,527	—	—
Net income	—	—	—	—	—	8,341,817	8,341,817
Dividends paid	—	—	—	—	—	(1,250,000)	(1,250,000)

Balance at September 30, 2004	11,285,756	$112,858	898,802	$8,988	$1,481,699	$(705,766)	$897,779

*	Adjusted for a 1 for 2.3 reverse stock split effected on October 5, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

Huron Consulting Group Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$8,341,816	$(304,619)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,681,854	4,149,934
Loss on long-term deposits	—	111,085
Deferred income taxes	(853,093)	(1,295,237)
Compensation expense related to stock option issuance	442,699	27,436
Tax benefit from stock options exercised	803,652	—
Allowance for doubtful accounts and unbilled services	1,197,275	730,041
Changes in operating assets and liabilities:
Increase in receivables from clients	(4,710,957)	(5,360,397)
Increase in unbilled services	(4,069,010)	(4,662,513)
Decrease (increase) in income tax receivable	574,581	(2,329,737)
Increase in other current assets	(3,458,766)	(711,126)
Decrease in deposits	25,420	111,118
Increase in accounts payable and accrued expenses	2,972,192	2,708,049
Increase in accrued payroll and related benefits	4,536,868	6,086,698
(Decrease) increase in interest payable to HCG Holdings LLC	(210,599)	270,890
(Decrease) increase in deferred revenue	(17,059)	1,462,862

Net cash provided by operating activities	7,256,873	994,484

Cash flows from investing activities:
Purchase of property and equipment	(4,376,388)	(3,096,521)
Acquisition of intangibles	—	(60,000)

Net cash used in investing activities	(4,376,388)	(3,156,521)

Cash flows from financing activities:
Proceeds from issuance of Class B common stock	—	3,000
Proceeds from exercise of stock options	40,512	3,230
Proceeds from borrowings under line of credit	37,200,000	8,675,000
Repayments on line of credit	(37,200,000)	(8,675,000)
Dividends paid	(1,250,000)	—

Net cash (used in) provided by financing activities	(1,209,488)	6,230

Net increase (decrease) in cash and cash equivalents	1,670,997	(2,155,807)
Cash and cash equivalents:
Beginning of the period	4,251,097	4,448,806

End of the period	$5,922,094	$2,292,999

Noncash transaction:
Accrued dividends on 8% preferred stock	$857,154	$791,181
Supplemental disclosure of cash flow information:
Cash paid for interest	$952,170	$380,188
Cash paid for taxes	$5,528,359	$3,722,675

The accompanying notes are an integral part of the consolidated financial statements.

Huron Consulting Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Huron Consulting Group Inc. was formed on March 19, 2002. Huron Consulting Group Inc., together with its wholly owned subsidiary, Huron Consulting Services LLC, (collectively the “Company”), is an independent provider of financial and operational consulting services, whose clients include Fortune 500 companies, medium-sized and large businesses, leading academic institutions, healthcare organizations and the law firms that represent these various organizations. The Company is a majority owned subsidiary of HCG Holdings LLC. On October 18, 2004, the Company consummated its initial public offering (“IPO”) of shares of its common stock (see Note 10).

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 and for the six months ended June 30, 2004 included in the Company’s Prospectus filed pursuant to Rule 424(b)(4) and contained in the related Registration Statement on Form S-1 declared effective by the SEC on October 12, 2004 (File No. 333-115434). The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3.	Stock-based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and elects the disclosure option of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company has measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price.

Huron Consulting Group Inc.

The following table details the effect on net income (loss) attributable to common stockholders and net income (loss) attributable to common stockholders per share if compensation expense for the stock plans had been recorded based on the fair value method under SFAS No. 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders	$810,502	$(2,440,329)	$7,484,662	$(1,095,800)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	113,754	17,062	256,765	17,062
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(124,935)	(10,711)	(274,645)	(17,314)

Pro forma net income (loss) attributable to common stockholders	$799,321	$(2,433,979)	$7,466,782	$(1,096,053)

Earnings (loss) per share:
Basic – as reported	$0.06	$(0.20)	$0.57	$(0.09)
Basic – pro forma	$0.06	$(0.20)	$0.57	$(0.09)
Diluted – as reported	$0.06	$(0.20)	$0.53	$(0.09)
Diluted – pro forma	$0.06	$(0.20)	$0.53	$(0.09)

4.	Earnings Per Share

The net income (loss) per share calculations are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$1,109,257	$(2,164,790)	$8,341,816	$(304,619)
Dividends accrued on 8% preferred stock	(298,755)	(275,539)	(857,154)	(791,181)
Amount allocated to preferred stockholders	(51,903)	—	(607,291)	—

Net income (loss) attributable to common stockholders	$758,599	$(2,440,329)	$6,877,371	$(1,095,800)

Weighted average common shares outstanding – basic	12,179,654	11,926,623	12,068,064	11,870,399
Weighted average common stock equivalents – options	969,198	—	977,162	—

Weighted average common shares outstanding – diluted	13,148,852	11,926,623	13,045,226	11,870,399

Basic net income (loss) attributable to common stockholders per share	$0.06	$(0.20)	$0.57	$(0.09)

Diluted net income (loss) attributable to common stockholders per share	$0.06	$(0.20)	$0.53	$(0.09)

Income, after deduction for the accrued preferred dividends, has been allocated to the common and preferred stock based on their respective rights to share in dividends. The 8% preferred stock participates in any dividends paid to common stock on an as converted basis using the current period estimated fair market value of a share of common stock. Weighted average common stock equivalents of approximately 577,295 and 560,599 for the three and nine

Huron Consulting Group Inc.

months ended September 30, 2003, respectively, were excluded from the computation of diluted loss per share as they would have been anti-dilutive.

5.	Restructuring Charges

In March 2004, the Company incurred a $2.1 million pre-tax restructuring charge associated with the closing of two offices. The charge included approximately $2.0 million for severance payments, which were paid by April 30, 2004, and $0.1 million for office lease payments, which were paid by August 31, 2004.

In September 2004, the Company decided to eliminate a service offering of a practice area in the operational consulting segment that was not meeting its expectations and recorded a pre-tax restructuring charge of $1.3 million in the third quarter of 2004. At September 30, 2004, included in accrued payroll and related benefits in the Company’s consolidated balance sheet is $0.5 million of reserve relating to this restructuring. The Company expects to utilize the remaining reserve through cash payments for severance pay through October 2004 and minor benefits through September 2005.

6.	Notes Payable to HCG Holdings LLC

At various times during 2002, the Company entered into promissory note agreements with HCG Holdings LLC. The total principal amount borrowed under the promissory note agreements was $10,075,764 at both September 30, 2004 and December 31, 2003. Interest accrued daily on the promissory notes at a rate of 8% per year and aggregated $609,025 and $819,624 at September 30, 2004 and December 31, 2003, respectively.

7.	Line of Credit and Guarantee

Huron Consulting Services LLC had a committed borrowing facility amounting to the lesser of $5.0 million or 75% of eligible accounts receivable, the term expiring on January 31, 2004. Before expiring, the borrowing facility was amended to extend the term to February 10, 2005 and increase the total availability to the lesser of $15.0 million or the sum of (a) 75% of eligible accounts receivable and (b) the lesser of 30% of unbilled services and $3.0 million. Borrowings under the credit agreement bear interest at either the prime rate or LIBOR, rounded up to the nearest whole percentage, plus 2.75%. Borrowings are secured by substantially all of Huron Consulting Services LLC’s assets. The borrowing facility was unused as of September 30, 2004 and December 31, 2003. At both September 30, 2004 and December 31, 2003, Huron Consulting Services LLC was in compliance with or obtained waivers for its debt covenants.

Guarantees in the form of letters of credit of $1.7 million and $1.0 million were outstanding at September 30, 2004 and December 31, 2003, respectively, to support certain office lease obligations.

8.	Commitments and Contingencies

From time to time, the Company is involved in various legal matters arising out of the ordinary course of business. Although the outcome of these matters cannot presently be determined, in the opinion of management, disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

9.	Segment Information

Segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company provides services through two segments: Financial Consulting and Operational Consulting. The Financial Consulting segment provides services that help clients effectively address complex challenges that arise from litigation, disputes, investigations, regulation, financial distress and other sources of significant conflict or change. The Operational Consulting segment provides services that help clients improve the overall efficiency and

Huron Consulting Group Inc.

effectiveness of their operations by enhancing revenue, reducing costs, managing regulatory compliance and maximizing procurement efficiency.

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include costs for corporate office support, all office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and company-wide business development functions, as well as costs related to overall corporate management.

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Financial Consulting:
Revenues	$20,977,842	$18,033,873	$71,804,042	$51,552,604
Segment operating income	$6,807,213	$5,008,752	$27,095,042	$17,950,516
Segment operating income as a percent of segment revenues	32.5%	27.8%	37.7%	34.8%
Operational Consulting:
Revenues	$16,130,960	$7,514,887	$46,908,443	$20,919,501
Segment operating income	$5,038,692	$(955)	$15,276,379	$3,032,426
Segment operating income as a percent of segment revenues	31.2%	—	32.6%	14.5%
Total Company:
Revenues	$37,108,802	$25,548,760	$118,712,485	$72,472,105
Reimbursable expenses	3,224,809	2,104,712	10,315,193	6,011,189

Total revenues and reimbursable expenses	$40,333,611	$27,653,472	$129,027,678	$78,483,294

Statement of operations reconciliation:
Segment operating income	$11,845,905	$5,007,797	$42,371,421	$20,982,942
Charges not allocated at the segment level:
Other selling, general and administrative expenses	7,715,893	5,153,487	21,983,046	14,628,999
Stock-based compensation expense	52,986	9,389	113,150	9,389
Depreciation and amortization expense	607,012	1,491,937	1,681,854	4,149,934
Restructuring charges	1,335,831	—	3,474,658	—
Loss on lease abandonment	—	1,668,000	—	1,668,000
Interest expense	219,088	216,861	735,103	635,431
Other	518	(80)	(206)	111,433

Net income (loss) before provision (benefit) for income taxes	$1,914,577	$(3,531,797)	$14,383,816	$(220,244)

10.	Subsequent Events

On October 5, 2004, the Company amended its certificate of incorporation to increase the authorized number of shares of Class A Common Stock from 32,433,573 to 500,000,000 and Preferred Stock from 200,000 to 50,000,000 and to effect a 1 for 2.3 reverse stock split of the Company’s outstanding shares of Class A and Class B common stock. All references to share and per share amounts have been adjusted retroactively for all periods presented to reflect the foregoing.

Huron Consulting Group Inc.

On October 18, 2004, the Company consummated its IPO. In the IPO, the Company sold 3,333,333 shares of common stock and a selling stockholder, HCG Holdings LLC, sold 1,666,667 shares of common stock at an offering price of $15.50 per share. On October 22, 2004, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares of common stock from the selling stockholder. The IPO generated gross proceeds to the Company of $51.7 million, or $48.0 million net of underwriting discounts. The Company did not receive any proceeds from the shares sold by the selling stockholder. On October 18, 2004, the Company used $15.1 million of the net proceeds to redeem its outstanding 8% preferred stock, including cumulative dividends and a liquidation participation amount totaling $2.6 million. Also on October 18, 2004, the Company used $10.7 million of the net proceeds to repay its notes payable to HCG Holdings LLC, including accrued and unpaid interest of $0.6 million. The Company intends to use the remaining proceeds to pay for costs associated with the IPO and for general corporate purposes, including working capital.

On October 12, 2004, immediately prior to the IPO, the Company granted a total of 767,700 shares of restricted common stock to certain employees. Total compensation expense relating to these restricted common stock awards of $11.9 million will be amortized on a straight-line basis over the vesting period of four years. Also on October 12, 2004, the Company granted to certain employees options exercisable for 75,370 shares of its common stock and to its independent directors options exercisable for 51,612 shares of its common stock. The exercise price of these options is $15.50 per share and equals the market value of the Company’s common stock on the date of grant. As such, there is no compensation expense relating to these options. Additionally, immediately prior to the consummation of this offering, each outstanding share of the Company’s Class B common stock automatically converted into a share of Class A common stock and the Company’s Class A common stock was renamed to “common stock.”

Huron Consulting Group Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiary, Huron Consulting Services LLC.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” or “continue.” These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including without limitation, that our business continues to grow at the current rate; that we are able to expand our service offerings through our existing consultants and new hires; and that existing market conditions do not change significantly. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

OVERVIEW

Our History

Huron was formed in March 2002 and commenced operations in May 2002. Huron was founded by a core group of experienced financial and operational consultants that consisted primarily of former Arthur Andersen LLP partners and professionals. Huron is an independent provider of financial and operational consulting services, with clients that include Fortune 500 companies, medium-sized and large businesses, leading academic institutions, healthcare organizations and the law firms that represent these various organizations.

Our Business

We provide our services through two segments: Financial Consulting and Operational Consulting. Our Financial Consulting segment provides services that help clients effectively address complex challenges that arise from litigation, disputes, investigations, regulation, financial distress and other sources of significant conflict or change. Our Operational Consulting segment provides services that help clients improve the overall efficiency and effectiveness of their operations, reduce costs, manage regulatory compliance and maximize procurement efficiency. We derive all of our revenues through three principal types of billing arrangements consisting of time-and-expense, fixed-fee and performance-based.

Since our inception, most of our revenues have been generated from time-and-expense engagements. In time-and-expense engagements, fees are based on the hours incurred at agreed upon billing rates. Time-and-expense engagements represented approximately 85.4% and 82.3% of our revenues in the three and nine months ended September 30, 2004, respectively.

In fixed-fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed-fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three and nine months ended September 30, 2004, fixed-fee engagements represented approximately 10.1% and 11.6%, respectively, of our revenues.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. For example, our revenues for the second quarter of 2004 included a $1.6 million success fee earned on a time-and-expense engagement that included a performance-based component related to the completion of a series of asset sales transactions managed on behalf of a single financial consulting segment client over a two-year period. While performance-based fee revenues represented approximately 4.5% and 6.1% of our revenues in the three and nine months ended September 30, 2004, respectively, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Huron Consulting Group Inc.

Business Strategy, Opportunities and Challenges

Our primary strategy is to meet the needs of our financial consulting and operational consulting clients while also growing our business. To achieve this, we continue to hire highly qualified consultants. Since we commenced operations, we more than doubled the number of our consultants from 213 on May 31, 2002 to 489 as of September 30, 2004. To expand our business, we remain focused on growing our existing relationships and developing new relationships by continuing to promote and deliver an integrated approach to service delivery and by broadening the scope of our existing services. Additionally, we intend to enhance our visibility in the marketplace by continuing to build our brand.

We believe many organizations are facing increasingly large and complex business disputes and lawsuits, a growing number of regulatory and internal investigations, bankruptcies, and more intense public scrutiny. Concurrently, we believe increased competition and regulation are presenting significant operational and financial challenges for organizations.

While we believe these growth opportunities will support the increase in our number of consultants, market conditions may change such that we may be unable to successfully integrate these new consultants into our business. Additionally, competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential consultants, thus decreasing our operating margins.

INITIAL PUBLIC OFFERING

On October 18, 2004, we consummated our initial public offering (“IPO”). In the IPO, we sold 3,333,333 shares of common stock and a selling stockholder, HCG Holdings LLC, sold 1,666,667 shares of common stock at an offering price of $15.50 per share. On October 22, 2004, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares of common stock from the selling stockholder. The IPO generated gross proceeds to us of $51.7 million, or $48.0 million net of underwriting discounts. We did not receive any proceeds from the shares sold by the selling stockholder. On October 18, 2004, we used $15.1 million of the net proceeds to redeem the outstanding 8% preferred stock, including cumulative dividends and a liquidation participation amount totaling $2.6 million. Also on October 18, 2004, the Company used $10.7 million of the net proceeds to repay the notes payable to HCG Holdings LLC, including accrued and unpaid interest of $0.6 million. We intend to use the remaining proceeds to pay for costs associated with the IPO and for general corporate purposes, including working capital. Additionally, immediately prior to the consummation of this offering, each outstanding share of Class B common stock automatically converted into a share of Class A common stock and our Class A common stock was renamed to “common stock.” Because the IPO was consummated after September 30, 2004, the effects of the offering are not reflected in the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management regularly reviews the estimates and assumptions used in preparation of the Company’s financial statements for reasonableness and adequacy based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies include revenue recognition, the allowance for doubtful accounts and unbilled services, valuation of net deferred tax assets and stock-based compensation.

Huron Consulting Group Inc.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed and determinable and collectibility is reasonably assured. Our services are primarily rendered under engagements that require the client to pay on a time-and-expense basis. Fees are based on the hours incurred at agreed-upon rates and recognized as services are provided. Revenues related to fixed-fee engagements are recognized based on estimates of work completed versus the total services to be provided under the engagement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. To date, such losses have not been significant. Revenues related to performance-based engagements are recognized when all performance-based criteria are met. We also have contracts with clients to deliver multiple services that are covered under both individual and separate engagement letters. These arrangements allow for our services to be valued and accounted for on a separate basis. Reimbursable expenses related to time-and-expense and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred. Reimbursable expenses subject to performance-based criteria are recognized as revenue when all performance criteria are met. Direct costs incurred on all types of engagements, including performance-based engagements, are recognized in the period in which incurred.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled services. Amounts billed to clients but not yet recognized as revenues are recorded as deferred revenue. Client prepayments and retainers that are unearned are also classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement.

Allowance for Doubtful Accounts and Unbilled Services

We maintain an allowance for doubtful accounts and for services performed but not yet billed for estimated losses based on several factors, including the historical percentages of fee adjustments and write-offs by practice group, an assessment of a client’s ability to make required payments and the estimated cash realization from amounts due from clients. The allowance is assessed by management on a monthly basis. If the financial condition of a client deteriorates in the future, impacting the client’s ability to make payments, an increase to our allowance might be required or our allowance may not be sufficient to cover actual write-offs.

The provision for doubtful accounts and unbilled services is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments, the provision is recorded in operating expenses.

Valuation of Net Deferred Tax Assets

We have recorded net deferred tax assets as we expect to realize future tax benefits related to the utilization of these assets. Although we have experienced cumulative losses since our inception in 2002, no valuation allowance has been recorded relating to these deferred tax assets because we believe that it is more likely than not that future taxable income will be sufficient to allow us to utilize these assets. Should we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would need to establish a valuation allowance, which would be recorded as a charge to income in the period the determination was made. While utilization of these deferred tax assets will provide future cash flow benefits, they will not have an effect on future income tax provisions.

Stock-based Compensation

The accounting for stock-based compensation is complex, and under certain circumstances, GAAP allows for alternative methods. As permitted, we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and have elected the disclosure option of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, we have measured compensation expense for stock options that we have granted to employees as the excess, if any, of the estimated fair value of our common stock at the date of grant over the exercise price. The

Huron Consulting Group Inc.

calculated stock-based compensation is included as a component of stockholders’ equity and is amortized on a straight-line basis by charges to earnings over the vesting period of the applicable options.

Given the lack of a public market for our common stock prior to our IPO, we established an estimated fair value of the common stock as well as the exercise price for the options to purchase this stock. We estimated the fair value of our common stock by evaluating our results of business activities and projections of our future results of operations.

Huron Consulting Group Inc.

RESULTS OF OPERATIONS

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

Segment and Consolidated Operating	Three Months Ended September 30,		Nine Months Ended September 30,
Results (in thousands):	2004	2003	2004	2003
Revenues and reimbursable expenses:
Financial Consulting revenues	$20,978	$18,034	$71,805	$51,552
Operational Consulting revenues	16,131	7,515	46,908	20,920

Total revenues	37,109	25,549	118,713	72,472
Total reimbursable expenses	3,225	2,105	10,315	6,011

Total revenues and reimbursable expenses	$40,334	$27,654	$129,028	$78,483

Operating income (loss):
Financial Consulting	$6,807	$5,009	$27,095	$17,951
Operational Consulting	5,038	(1)	15,276	3,032

Total segment operating income	11,845	5,008	42,371	20,983
Unallocated corporate costs	7,714	5,154	21,982	14,630
Depreciation and amortization expense	607	1,492	1,682	4,150
Other operating expenses	1,389	1,677	3,588	1,677

Total operating expenses	9,710	8,323	27,252	20,457

Operating income (loss)	$2,135	$(3,315)	$15,119	$526

Other Operating Data:
Number of consultants (at period end) (1):
Financial Consulting	287	273
Operational Consulting	202	176

Total	489	449
Utilization rate (2):
Financial Consulting	64.4%	62.4%	70.2%	69.5%
Operational Consulting	68.9%	57.9%	70.9%	64.4%
Total	66.3%	60.6%	70.5%	67.6%
Average billing rate per hour (3):
Financial Consulting	$247	$235	$251	$236
Operational Consulting	$220	$178	$219	$190
Total	$235	$215	$237	$220

(1)	Consultants consist of our billable professionals.
(2)	We calculate the utilization rate for our consultants by dividing the number of hours all our consultants worked on client assignments during a period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

Huron Consulting Group Inc.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

Revenues increased $11.6 million, or 45.5%, to $37.1 million for the three months ended September 30, 2004 from $25.5 million for the three months ended September 30, 2003. Revenues from time-and-expense engagements increased $9.7 million, or 44.1%, to $31.7 million for the three months ended September 30, 2004 from $22.0 million for the three months ended September 30, 2003. Revenues from fixed-fee engagements increased $1.2 million, or 48.0%, to $3.7 million for the three months ended September 30, 2004 from $2.5 million for the three months ended September 30, 2003. Revenues from performance-based engagements increased $0.7 million, or 70.0%, to $1.7 million for the three months ended September 30, 2004 from $1.0 million for the three months ended September 30, 2003.

The overall $11.6 million increase in revenues resulted from a $5.4 million increase in revenues attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants, a $4.2 million increase in revenues attributable to an increase in the average billing rate per hour and a $2.0 million increase in revenues attributable to an increase in our utilization rate. The average number of consultants increased to 498 for the three months ended September 30, 2004 from 401 for the three months ended September 30, 2003, as we added a substantial number of consultants across all of our practices to meet growing demand for our services and position us for future growth. The average billing rate per hour increased 9.3% to $235 for the three months ended September 30, 2004 from $215 for the three months ended September 30, 2003. Average billing rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked on client assignments during the same period. In addition, our utilization rate increased to 66.3% for the three months ended September 30, 2004 from 60.6% for the three months ended September 30, 2003. The utilization rate for any given period is calculated by dividing the number of hours all our consultants worked on client assignments during the period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

Direct Costs

Our direct costs increased $3.3 million, or 17.4%, to $22.3 million in the three months ended September 30, 2004 from $19.0 million in the three months ended September 30, 2003. This increase in cost was primarily attributable to the increase in the average number of consultants described above. We expect direct costs will increase in the near term as we focus primarily on hiring additional managers, associates and analysts to expand support for our existing practices and better leverage the managing directors and directors that we hired in 2003.

Stock-based compensation expense increased to $0.1 million for the three months ended September 30, 2004 due to the Company’s issuance of employee stock options with a higher intrinsic value during the first quarter of 2004. On October 12, 2004, immediately prior to our IPO, we granted equity-based compensation awards to certain employees and each of our independent directors.

•	We granted a total of 767,700 shares of restricted common stock to certain employees. Compensation expense for the restricted common stock is based on the market value of the shares awarded at the date of grant and is amortized on a straight-line basis over the vesting period of four years.

•	We granted to certain employees options exercisable for 75,370 shares of our common stock and to our independent directors options exercisable for 51,612 shares of our common stock. The exercise price of these options is $15.50 per share and equals the market value our common stock on the date of grant. As such, there is no compensation expense relating to these options.

As a result of the grant of restricted common stock awards, stock-based compensation expense will increase in the future. Our historical and estimated future stock-based compensation expense will be as follows (in millions):

	Actual YTD Q3-04	Estimate Q4-04	Estimate 2004	Estimate 2005	Estimate 2006	Estimate 2007	Estimate 2008	Total
Direct	$0.3	$0.6	$0.9	$2.5	$2.5	$2.4	$1.6	$9.9
Operating	0.1	0.3	0.4	1.3	1.3	1.3	0.9	5.2

Total	$0.4	$0.9	$1.3	$3.8	$3.8	$3.7	$2.5	$15.1

Huron Consulting Group Inc.

The above estimated amounts may differ from actual expense if we grant additional equity-based compensation awards or if employees forfeit their awards.

Operating Expenses

Selling, general and administrative expenses increased $4.0 million, or 60.6%, to $10.6 million in the three months ended September 30, 2004 from $6.6 million in the three months ended September 30, 2003. The increase was due in part to an increase in the average number of non-billable professionals to 117 for the three months ended September 30, 2004 from 84 for the three months ended September 30, 2003 and their related compensation and benefit costs of $4.0 million in the three months ended September 30, 2004 compared to $2.5 million in the three months ended September 30, 2003. The three months ended September 30, 2004 also included $1.2 million in employee severance charges as the Company eliminated the positions of certain managing directors and other senior level consultants. Severance charges included the settling of contractual obligations with certain managing directors. The remaining increase in selling, general and administrative costs in the three months ended September 30, 2004 compared to the same period in the prior year was due to increases in rent and other facility costs, promotion and marketing costs and other administrative costs associated with the general growth in our business activity, as well as costs incurred to establish an infrastructure to support a public company. We expect operating expenses will increase in the future in response to ongoing growth in our business activity and new costs associated with being a public company.

Depreciation expense increased $0.2 million to $0.6 million in the three months ended September 30, 2004 from $0.4 million in the three months ended September 30, 2003 as computers, furniture and fixtures, and leasehold improvements were added to support our increase in employees. There was no amortization expense in the three months ended September 30, 2004 compared to $1.1 million in the three months ended September 30, 2003. The decrease in amortization expense in the three months ended September 30, 2004 was due to the amortization of the $5.5 million in intangible costs paid in 2002 to obtain the release of certain of our employees from non-competition agreements with Arthur Andersen LLP, their former employer, and the related assumption of $0.8 million in liabilities, both of which were fully amortized by December 31, 2003.

In September 2004, we decided to eliminate a service offering of a practice area in the operational consulting segment that was not meeting our expectations and we recorded a pre-tax restructuring charge of $1.3 million in the third quarter of 2004. In connection with this restructuring and the elimination of certain positions discussed above, we expect to realize cost savings over the next twelve months of approximately $4.4 million principally from compensation savings beginning in the fourth quarter of 2004. We expect that these cost savings will to some extent be offset by some related lost service offering revenue and additional costs as we increase headcount in other practice areas.

Other operating expenses in the third quarter of 2003 consisted of a $1.7 million pre-tax charge for the loss associated with the abandonment of an office lease.

Operating Income

Operating income for the three months ended September 30, 2004 was $2.1 million compared to an operating loss of $3.3 million for the three months ended September 30, 2003. The increase in operating income was primarily due to the increases in revenues and utilization rate, partially offset by increases in direct costs and operating expenses as discussed above. Operating margin, which is defined as operating income expressed as a percentage of revenues, was 5.8% in the three months ended September 30, 2004.

Segment Results

Financial Consulting

Revenues

Financial Consulting segment revenues increased $3.0 million, or 16.7%, to $21.0 million for the three months ended September 30, 2004 from $18.0 million for the three months ended September 30, 2003. Revenues from time-and-expense engagements increased $2.3 million, or 13.5%, to $19.4 million for the three months ended September 30, 2004 from $17.1 million for the three months ended September 30, 2003. Revenues from fixed-fee engagements increased $0.6 million, or 66.7%, to $1.5 million for the three months ended September 30, 2004 from

Huron Consulting Group Inc.

$0.9 million for the three months ended September 30, 2003. Revenues from performance-based engagements were $0.1 million for the three months ended September 30, 2004.

The overall $3.0 million increase in revenues resulted from a $1.4 million increase in revenues attributable to an increase in billable hours associated with the hiring of additional consultants, a $1.0 million increase in revenues attributable to an increase in the average billing rate per hour and a $0.6 million increase in revenues attributable to an increase in our utilization rate. The average number of consultants increased to 290 for the three months ended September 30, 2004 from 247 for the three months ended September 30, 2003 as we added a substantial number of consultants across all of our practices to meet growing demand for our services. The average billing rate per hour increased 5.1% to $247 for the three months ended September 30, 2004 from $235 for the three months ended September 30, 2003. In addition, our utilization rate increased to 64.4% for the three months ended September 30, 2004 from 62.4% for the three months ended September 30, 2003.

Operating Income

Financial Consulting segment operating income increased $1.8 million, or 36.0%, to $6.8 million in the three months ended September 30, 2004 from $5.0 million in the three months ended September 30, 2003. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 32.5% in the three months ended September 30, 2004 from 27.8% in the three months ended September 30, 2003, primarily as a result of the increase in revenues discussed above, partially offset by an increase in direct costs and selling, general and administrative expenses.

Operational Consulting

Revenues

Operational Consulting segment revenues increased $8.6 million, or 114.7%, to $16.1 million for the three months ended September 30, 2004 from $7.5 million for the three months ended September 30, 2003. Revenues from time-and-expense engagements increased $7.4 million, or 151.0%, to $12.3 million for the three months ended September 30, 2004 from $4.9 million for the three months ended September 30, 2003. Revenues from fixed-fee engagements increased $0.6 million, or 37.5%, to $2.2 million for the three months ended September 30, 2004 from $1.6 million for the three months ended September 30, 2003. Revenues from performance-based engagements increased $0.6 million, or 60.0%, to $1.6 million for the three months ended September 30, 2004 from $1.0 million for the three months ended September 30, 2003.

Of the overall $8.6 million increase in revenues, $4.1 million was attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants, $3.1 million was attributable to an increase in the average billing rate per hour and $1.4 million was attributable to an increase in our utilization rate. The average number of consultants increased to 208 for the three months ended September 30, 2004 from 154 for the three months ended September 30, 2003 as we added a substantial number of consultants over the past year across all of our practices to meet growing demand for our services. The average billing rate per hour increased 23.6% to $220 for the three months ended September 30, 2004 from $178 for the three months ended September 30, 2003. In addition, our utilization rate increased to 68.9% for the three months ended September 30, 2004 from 57.9% for the three months ended September 30, 2003.

Operating Income

Operational Consulting segment operating income was $5.0 million for the three months ended September 30, 2004 compared to operating loss of $955 for the three months ended September 30, 2003. The increase in operating income was primarily due to the increases in revenues and utilization rate as discussed above, partially offset by increases in direct costs and selling, general and administrative expenses. Segment operating margin was 31.2% in the three months ended September 30, 2004.

Huron Consulting Group Inc.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

Revenues increased $46.2 million, or 63.7%, to $118.7 million for the nine months ended September 30, 2004 from $72.5 million for the nine months ended September 30, 2003. Revenues from time-and-expense engagements increased $35.1 million, or 56.2%, to $97.6 million for the nine months ended September 30, 2004 from $62.5 million for the nine months ended September 30, 2003. Revenues from fixed-fee engagements increased $6.0 million, or 76.9%, to $13.8 million for the nine months ended September 30, 2004 from $7.8 million for the nine months ended September 30, 2003. Revenues from performance-based engagements increased $5.1 million, or 231.8%, to $7.3 million for the nine months ended September 30, 2004 from $2.2 million for the nine months ended September 30, 2003. Included in performance-based revenues for the 2004 period was a $1.6 million success fee recognized in the second quarter related to the completion of a series of asset sales transactions managed on behalf of a single financial consulting segment client over a two-year period.

The increase in revenues was reflective of increased billable hours on client assignments, accelerated hiring, an increase in the average billing rate per hour and an increase in our utilization rate. The overall $46.2 million increase in revenues resulted from a $33.0 million increase in revenues attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants, a $10.5 million increase in revenues attributable to an increase in the average billing rate per hour and a $2.7 million increase in revenues attributable to an increase in our utilization rate. The average number of consultants increased to 488 for the nine months ended September 30, 2004 from 334 for the nine months ended September 30, 2003, as we added a substantial number of consultants during the third and fourth quarters of 2003 to meet growing demand for our services and position us for future growth. The average billing rate per hour increased 7.7% to $237 for the nine months ended September 30, 2004 from $220 for the nine months ended September 30, 2003. In addition, our utilization rate increased to 70.5% for the nine months ended September 30, 2004 from 67.6% for the nine months ended September 30, 2003.

Direct Costs

Our direct costs increased $21.3 million, or 44.0%, to $69.7 million in the nine months ended September 30, 2004 from $48.4 million in the nine months ended September 30, 2003. This increase in cost was primarily attributable to the increase in the average number of consultants described above. We expect direct costs will increase in the near term as we focus primarily on hiring additional managers, associates and analysts to expand support for our existing practices and better leverage the managing directors and directors that we hired in 2003.

Stock-based compensation expense increased to $0.3 million due to the Company’s issuance of employee stock options with a higher intrinsic value during the first quarter of 2004. On October 12, 2004, immediately prior to our IPO, we granted equity-based compensation awards to certain employees and each of our independent directors as discussed in the three-month comparison.

Operating Expenses

Selling, general and administrative expenses increased $10.7 million, or 60.5%, to $28.4 million in the nine months ended September 30, 2004 from $17.7 million in the nine months ended September 30, 2003. The increase was due in part to an increase in the average number of non-billable professionals to 109 for the nine months ended September 30, 2004 from 71 for the nine months ended September 30, 2003 and their related compensation and benefit costs of $11.9 million in the nine months ended September 30, 2004 compared to $6.7 million in the nine months ended September 30, 2003. The nine months ended September 30, 2004 also included $1.8 million in employee severance charges as described in the three-month period. The remaining increase in selling, general and administrative costs in the nine months ended September 30, 2004 compared to the same period in the prior year was due to increases in rent and other facility costs, promotion and marketing costs and other administrative costs associated with the general growth in our business activity, as well as costs incurred to establish an infrastructure to support a public company. We expect operating expenses will increase in the future in response to ongoing growth in our business activity and some incremental costs associated with being a public company.

Depreciation expense increased $0.7 million to $1.7 million in the nine months ended September 30, 2004 from $1.0 million in the nine months ended September 30, 2003 as computers, furniture and fixtures, and leasehold improvements were added to support our increase in employees. There was no amortization expense in the nine

Huron Consulting Group Inc.

months ended September 30, 2004 compared to $3.2 million in the nine months ended September 30, 2003. The decrease in amortization expense was due to the factor described in the three-month period.

Other operating expenses in the nine months ended September 30, 2004 consisted of a $2.1 million pre-tax restructuring charge recorded in the first quarter of 2004 associated with the closing of two small, underperforming offices in Miami, Florida and Palo Alto, California. The charge consisted of approximately $2.0 million for severance payments for the ten employees formerly employed at these locations, which were paid by April 30, 2004, and $0.1 million for office lease payments, which were paid by August 31, 2004. Other operating expenses in the nine months ended September 30, 2004 also included a $1.3 million pre-tax restructuring charge recorded in the third quarter of 2004 as described in the three-month period.

Other operating expenses in the nine months ended September 30, 2003 consisted of a $1.7 million pre-tax charge for the loss associated with the abandonment of an office lease.

Operating Income

Operating income increased $14.6 million to $15.1 million in the nine months ended September 30, 2004 from $0.5 million in the nine months ended September 30, 2003, primarily due to an increase in our utilization rate and revenue growing at a higher rate as compared to the growth in direct costs and operating expenses. Operating margin increased to 12.7% in the nine months ended September 30, 2004 from 0.7% in the nine months ended September 30, 2003.

Segment Results

Financial Consulting

Revenues

Financial Consulting segment revenues increased $20.2 million, or 39.1%, to $71.8 million for the nine months ended September 30, 2004 from $51.6 million for the nine months ended September 30, 2003. Revenues from time-and-expense engagements increased $17.7 million, or 37.0%, to $65.5 million for the nine months ended September 30, 2004 from $47.8 million for the nine months ended September 30, 2003. Revenues from fixed-fee engagements increased $1.1 million, or 31.4%, to $4.6 million for the nine months ended September 30, 2004 from $3.5 million for the nine months ended September 30, 2003. Revenues from performance-based engagements increased $1.4 million, or 466.7%, to $1.7 million for the nine months ended September 30, 2004 from $0.3 million for the nine months ended September 30, 2003. Performance-based fee revenues for the nine months ended September 30, 2004 consisted of a $1.6 million success fee recognized in the second quarter of 2004 relating to the successful completion of a series of asset sales transactions managed on behalf of a single client over a two-year period.

The overall $20.2 million increase in revenues resulted from a $15.5 million increase in revenues attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants, a $4.2 million increase in revenues attributable to an increase in the average billing rate per hour and a $0.5 million increase in revenues attributable to an increase in our utilization rate. The average number of consultants increased to 289 for the nine months ended September 30, 2004 from 211 for the nine months ended September 30, 2003 as we added a substantial number of consultants across all of our practices to meet growing demand for our services. The average billing rate per hour increased 6.4% to $251 for the nine months ended September 30, 2004 from $236 for the nine months ended September 30, 2003. In addition, our utilization rate increased slightly to 70.2% for the nine months ended September 30, 2004 from 69.5% for the nine months ended September 30, 2003.

Operating Income

Financial Consulting segment operating income increased $9.1 million, or 50.6%, to $27.1 million in the nine months ended September 30, 2004 from $18.0 million in the nine months ended September 30, 2003. Operating income associated with the $1.6 million success fee recognized in the second quarter of 2004 was $1.3 million. Segment operating margin increased to 37.7% in the nine months ended September 30, 2004 from 34.8% in the nine months ended September 30, 2003, primarily as a result of the increase in revenues discussed above, partially offset by an increase in direct costs and selling, general and administrative expenses.

Huron Consulting Group Inc.

Operational Consulting

Revenues

Operational Consulting segment revenues increased $26.0 million, or 124.4%, to $46.9 million for the nine months ended September 30, 2004 from $20.9 million for the nine months ended September 30, 2003. Revenues from time-and-expense engagements increased $17.4 million, or 118.4%, to $32.1 million for the nine months ended September 30, 2004 from $14.7 million for the nine months ended September 30, 2003. Revenues from fixed-fee engagements increased $4.9 million, or 114.0%, to $9.2 million for the nine months ended September 30, 2004 from $4.3 million for the nine months ended September 30, 2003. Revenues from performance-based engagements increased $3.7 million, or 194.7%, to $5.6 million for the nine months ended September 30, 2004 from $1.9 million for the nine months ended September 30, 2003.

Of the overall $26.0 million increase in revenues, $17.5 million was attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants, $6.4 million was attributable to an increase in the average billing rate per hour and $2.1 million was attributable to an increase in our utilization rate. The average number of consultants increased to 199 for the nine months ended September 30, 2004 from 123 for the nine months ended September 30, 2003 as we added a substantial number of consultants across all of our practices to meet growing demand for our services. The average billing rate per hour increased 15.3% to $219 for the nine months ended September 30, 2004 from $190 for the nine months ended September 30, 2003. In addition, our utilization rate increased to 70.9% for the nine months ended September 30, 2004 from 64.4% for the nine months ended September 30, 2003.

Operating Income

Operational Consulting segment operating income increased $12.3 million, or 410%, to $15.3 million in the nine months ended September 30, 2004 from $3.0 million in the nine months ended September 30, 2003. Segment operating margin increased to 32.6% in the nine months ended September 30, 2004 from 14.5% in the nine months ended September 30, 2003, primarily as a result of the increases in revenues and utilization rate as discussed above, partially offset by an increase in direct costs and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our historical primary sources of liquidity are cash flows from operations, debt capacity available under our credit facility and available cash reserves. The proceeds generated by our IPO will also add to our sources of liquidity in the future. In the nine months ended September 30, 2004, cash and cash equivalents increased $1.7 million, or 40.5%, to $5.9 million due to cash generated by operating activities, partially offset by cash used in investing and financing activities.

Cash flows generated by operating activities totaled $7.3 million for the nine months ended September 30, 2004 and $1.0 million for the nine months ended September 30, 2003. The increase in cash provided by operations for the nine months ended September 30, 2004 was primarily attributable to higher net income, partially offset by increases in working capital. Receivables from clients and unbilled services increased $8.8 million during the nine months ended September 30, 2004 primarily as a result of revenue increases in the latter portion of the third quarter of 2004 that were not billed prior to September 30, 2004. During the nine months ended September 30, 2004, there was also a $3.5 million use of funds for other current assets, which included $2.7 million of prepaid costs associated with the IPO that will be offset against the proceeds from the IPO. These uses of funds were partially offset by a $7.5 million increase in accounts payable, accrued expenses and accrued payroll and related benefits, as well as a $0.6 million reduction in our income tax receivable.

Cash used in investing activities was $4.4 million for the nine months ended September 30, 2004 and $3.2 million for the nine months ended September 30, 2003. Use of cash in both periods pertained to the purchase of computer hardware and software, furniture and fixtures and leasehold improvements needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space. We estimate that our capital expenditures in 2004 will be approximately $6.5 million for the purchase of additional computers, furniture and fixtures and leasehold improvements as our business continues to expand.

Huron Consulting Group Inc.

Cash used in financing activities was $1.2 million for the nine months ended September 30, 2004 primarily due to a special dividend that was paid on June 29, 2004. The special dividend was declared on May 12, 2004 for each outstanding share of common stock and 8% preferred stock payable to holders of record on May 25, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.25 million, or $0.09 per share of common stock and $22.18 per share of 8% preferred stock. The payment of the special dividend was funded by our available cash balance and by borrowing availability under our credit agreement described below, which we repaid the following day.

Between April and June 2002, in connection with our initial capitalization, we issued to our parent, HCG Holdings LLC, an aggregate of 12,500 shares of our 8% preferred stock for an aggregate consideration of $12.5 million and an aggregate of 11,281,243 shares of our common stock at a purchase price of $0.02 per share for an aggregate consideration of $0.3 million. Proceeds of approximately $10.1 million were also received from the issuance of 8% promissory notes to HCG Holdings LLC.

Upon the consummation of our IPO on October 18, 2004, we used $15.1 million of our net proceeds from the IPO to redeem the outstanding 8% preferred stock, plus cumulative dividends and a liquidation participation amount totaling $2.6 million. Also on October 18, 2004, we used $10.7 million of our net proceeds from the IPO to repay the 8% promissory notes, including accrued and unpaid interest of $0.6 million.

Huron Consulting Services LLC has a bank credit agreement expiring on February 10, 2005 that allows it to borrow up to the lesser of $15.0 million or the sum of (a) 75% of eligible accounts receivable and (b) the lesser of 30% of unbilled services and $3.0 million. Additionally, borrowings under the agreement are limited by any outstanding letters of credit. Borrowings under the credit agreement bear interest at either the prime rate or LIBOR, rounded up to the nearest whole percentage, plus 2.75%, and are secured by substantially all of Huron Consulting Services LLC’s assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures as well as covenants restricting our ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business. As of September 30, 2004, we were in compliance with the bank credit agreement debt covenants and had no borrowings outstanding. The balance available under the agreement was $13.3 million after the calculation of eligible accounts receivable and unbilled services balances and a reduction of approximately $1.7 million for letters of credit outstanding.

Future Needs

Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional consultants and expanding our service offerings through existing consultants, new hires or acquisitions. We intend to fund our future growth with cash generated from operations, proceeds from our IPO and borrowing availability under our credit agreement. For example, we used the $4.0 million of cash provided by operations in 2003 for capital expenditures to support our growing business. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe cash generated from operations and the IPO, supplemented as necessary by borrowings under our credit facility, will be adequate to fund this growth.

Huron Consulting Group Inc.

CONTRACTUAL OBLIGATIONS

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2003.

	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
	(in thousands)
Operating leases	$3,322	$7,581	$6,820	$14,179	$31,902
Long-term debt (consisting of 8% promissory notes)	—	—	10,076	—	10,076

Total contractual obligations	$3,322	$7,581	$16,896	$14,179	$41,978

We lease our facilities and certain equipment under operating lease arrangements expiring on various dates through 2014. We lease office facilities under noncancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. In addition, we lease equipment under noncancelable operating leases.

During 2002, we entered into promissory note agreements with HCG Holdings LLC totaling $10.1 million. Upon the consummation of our IPO on October 18, 2004, we used $10.7 million of our net proceeds from the IPO to repay the 8% promissory notes, including accrued and unpaid interest of $0.6 million.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to interest rates and changes in the market value of our investments. We do not enter into interest rate caps or collars or other hedging instruments. Our exposure to changes in interest rates is limited to borrowings under the bank credit agreement, which has a variable interest rate tied to the LIBOR or prime rate. We had no borrowings outstanding as of September 30, 2004; therefore, any change in interest rates would not have a material effect on our financial position or operating results. From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments and debt obligations, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Huron Consulting Group Inc.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal matters arising out of the ordinary course of business. Although the outcome of these matters cannot presently be determined, in the opinion of management, disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Use of Proceeds from Initial Public Offering

The Securities and Exchange Commission declared the Company’s Registration Statement on Form S-1 (File No. 333-115434) effective on October 12, 2004. Our IPO was consummated on October 18, 2004. In the IPO, we sold 3,333,333 shares of our common stock and a selling stockholder, HCG Holdings LLC, sold 1,666,667 shares of its common stock at an offering price of $15.50 per share. Our underwriters were UBS Securities LLC and Deutsche Bank Securities Inc. On October 22, 2004, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares of common stock from the selling stockholder.

The sale of our common stock generated gross proceeds to us of $51.7 million, or $48.0 million net of underwriting discounts. The selling stockholder received gross proceeds of $37.5 million, or $34.8 million net of underwriting discounts.

On October 18, 2004, we used $15.1 million of the net proceeds to redeem the outstanding 8% preferred stock, including cumulative dividends and a liquidation participation amount totaling $2.6 million. Also on October 18, 2004, we used $10.7 million of the net proceeds to repay the notes payable to HCG Holdings LLC, including accrued and unpaid interest of $0.6 million. We intend to use the remaining proceeds to pay for costs associated with the IPO and for general corporate purposes, including working capital.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Stockholders of Huron Consulting Group Inc. (the “Annual Meeting”) was held on September 13, 2004. The only matter voted on at the Annual Meeting was the election of directors. The results of the voting were as follows:

Director Nominee	Votes For (1)	Votes Withheld
Gary E. Holdren	11,281,243	—
George E. Massaro	11,281,243	—

(1)	Adjusted to give effect to the 1 for 2.3 reverse stock split effected on October 5, 2004.

On September 22, 2004, HCG Holdings LLC acted by majority written consent to approve on behalf of the holders of our Class A common stock amendments to senior management agreements of certain of officers and employees.

ITEM 5.	OTHER INFORMATION

None.

Huron Consulting Group Inc.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended September 30, 2004, the following reports on Form 8-K were filed or furnished to the Securities and Exchange Commission by the Registrant.

None.

Huron Consulting Group Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURON CONSULTING GROUP INC.

Date:	November 9, 2004	By:	/s/ Gary L. Burge
Gary L. Burge
Chief Financial Officer