Form 10-K
period 2004-12-31
Huron Consulting Group Inc.
filed 2005-02-16
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50976

HURON CONSULTING GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0666114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

550 West Van Buren Street

Chicago, Illinois 60607

(Address of principal executive offices and zip code)

(312) 583-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) is not applicable. As of January 31, 2005, 16,365,334 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III of this annual report on Form 10-K.

HURON CONSULTING GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

In this annual report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiary, Huron Consulting Services LLC.

This annual report on Form 10-K, including the information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” or “continue.” These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including without limitation, that our business continues to grow at the current expectations; that we are able to expand our service offerings through our existing consultants and new hires; and that existing market conditions do not change from current expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

PART I

ITEM 1. BUSINESS.

OVERVIEW

Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants that consisted primarily of former Arthur Andersen LLP partners and professionals, with equity sponsorship from a group of investors led by Lake Capital Management LLC. On October 13, 2004, we completed our initial public offering (“IPO”) and became a publicly traded company listed on the NASDAQ National Market. In the IPO, we sold 3,333,333 shares of common stock and a selling stockholder, HCG Holdings LLC, sold 2,416,667 shares of common stock at an offering price of $15.50 per share.

We are an independent provider of financial and operational consulting services. We believe that a financial and operational consulting business that is unaffiliated with a public accounting firm is better suited to serve its clients’ needs. As an independent consulting firm, we are not subject to the legal restrictions placed on public accounting firms that prohibit them from providing certain non-audit services to their audit clients. We also believe that many other consulting firms provide only a limited scope of services and, therefore, a company such as ours with a wide array of services is better positioned to serve the diverse and complex needs of various organizations.

We have grown significantly since we commenced operations, more than doubling the number of our consultants from 213 on May 31, 2002 to 483 on December 31, 2004. We have hired experienced professionals from a variety of organizations, including the four largest public accounting firms, referred to as the Big Four, and other consulting firms. Our highly credentialed consultants include certified public accountants, MBAs, accredited valuation specialists and forensic accountants. As of December 31, 2004, we had 56 managing directors who are consultants. These individuals have an average of 20 years of business experience. In addition to our headquarters in Chicago, we have five other core offices located in Boston, Houston, New York City, San Francisco and Washington D.C. and two small offices located in Charlotte and Los Angeles.

OUR SERVICES

We provide our services through two segments: Financial Consulting and Operational Consulting. For the year ended December 31, 2004, we derived 59.8% of our revenues from Financial Consulting and 40.2% from Operational Consulting. For further financial information on our segment results, see “Management’s discussion and analysis of financial condition and results of operations” and note “15. Segment Information” in the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K.

Financial Consulting

Our Financial Consulting segment provides highly specialized financial and economic analysis and advice to help clients effectively address complex challenges that arise from litigation, disputes, investigations, regulation, financial distress and other sources of significant conflict or change. Our Financial Consulting segment consisted of 274 consultants as of December 31, 2004. This segment’s practices and the services they offer include:

•	Disputes and investigations. Our disputes and investigations practice provides financial and economic analysis to support law firms and corporations in connection with business disputes, lawsuits and regulatory or internal investigations. We have extensive experience in the areas of financial investigations and forensic accounting, including matters involving the Securities and Exchange Commission (“SEC”) or other regulatory inquiries or investigations, financial restatements and special accounting projects. We provide specialized accounting services to gather and analyze voluminous financial data and reconstruct complex transactions and events. In addition, we apply economic and econometric analyses in the areas of antitrust and anticompetitive practices, securities fraud, insurance claims and damages, as well as deliver or support independent expert testimony in such cases.

•	Corporate advisory services. Our corporate advisory services practice provides consulting assistance to financially distressed companies, creditor constituencies and other stakeholders in connection with bankruptcy proceedings and out-of-court restructurings. For distressed companies, we assess the viability of their business and work closely with management to develop and implement a turnaround plan to improve cash flow and a debt-restructuring plan to improve their balance sheet. In some instances, we serve in interim management roles. When out-of-court solutions are not achievable, we assist clients with preparing for a Chapter 11 bankruptcy filing and with all aspects of the bankruptcy process by gathering, analyzing and presenting financial and business information needed to achieve a successful reorganization. We also provide claims management services to help companies process and analyze complex and voluminous claims filed in bankruptcies. For creditor constituencies, including committees of unsecured creditors, we provide similar financial analyses designed to maximize the recovery of amounts owed to creditors and assess the viability of a debtor’s reorganization plan. Certain consultants in this practice also provide specialized financial advisory services to stakeholders in the energy industry.

•	Valuation services. Our valuation services practice delivers expert valuation analysis to clients and their advisors. We perform valuations of businesses, financial interests, intellectual property, real property, machinery and equipment and other tangible and intangible assets. Our valuation services practice typically supports client needs in the following contexts:

•	Transactions: supporting clients’ financial and tax reporting, especially in the context of acquisitions and other corporate transactions;

•	Litigation or disputes: valuing businesses or assets; and

•	Bankruptcies: supporting the restructuring process or the sale of business assets.

Operational Consulting

Our Operational Consulting segment provides services designed to help clients improve the overall efficiency and effectiveness of their operations by enhancing revenue, reducing costs, managing regulatory compliance and maximizing procurement efficiencies. Our Operational Consulting segment consisted of 209 consultants as of December 31, 2004. This segment’s practices and the services they offer include:

•	Higher education. Our higher education practice provides operational consulting services to colleges, universities and academic medical centers. We provide financial modeling, operational process redesign, strategic planning and assessments and advice on software selection and implementation, especially in connection with helping research universities address the challenges and complexities of administering research programs, including the complex requirements of federally-funded research. Our research administration services include compliance assessments, cost recovery services and operations assistance. We also have extensive experience implementing the PeopleSoft® Grants Suite as a technology solution to sponsored research administration challenges.

•	Healthcare. Our healthcare practice helps healthcare providers and payors effectively address their strategic, operational and financial challenges. On the provider side, we help hospitals, physicians and other healthcare providers improve operations by performing assessments and implementing solutions designed to reduce costs and increase effectiveness. Our engagements typically focus on revenue cycle and cash acceleration, supply chain improvements, strategic growth and planning, financial planning and physician/ancillary services. Additionally, we provide risk management and regulatory compliance solutions. For healthcare payors, we focus on compliance and government contracting issues related to Federal Healthcare Programs. Our Medicare contract services include Medicare contract transition and termination assistance, implementation of cost accounting standards, secondary payer analyses, strategic assessments, proposal support services and assistance related to implementation of the Medicare Modernization Act. We assist pharmaceutical companies with pricing analyses and related aspects of regulatory disclosures and calculations. We also assist health plans with various operational issues including claims processing over and under-payments, Pharmacy Benefit Manager audits and business performance reporting.

•	Strategic sourcing. Our strategic sourcing practice works with clients to drive sustainable non-salary cost reductions. We help clients achieve significant savings by addressing the entire procurement process, including contract negotiations, vendor selection, contract compliance, consumption patterns, total cost of ownership, performance measurement, knowledge transfer and make-versus-buy decisions. We identify opportunities for measurable savings, develop approved action plans and guide the implementation of those plans to final conclusion. We have achieved substantial savings for clients in a wide variety of spend categories, including office-related products, telecommunications, IT hardware, software and services, insurance, printing services, travel and industry-specific categories.

•	Performance improvement. Our performance improvement practice works with executive officers and other senior managers of large and middle-market organizations that have recently undergone a change in leadership, are integrating acquisitions or are coping with a change in competitive dynamics to address performance challenges and take advantage of opportunities. Our engagements typically increase effectiveness of operations or decrease costs by developing and implementing solutions for clients in areas such as business alignment, operational improvement, cost efficiency, organizational alignment.

•	Legal business consulting. Our legal business consulting practice helps in-house legal departments enhance the quality of legal services while reducing costs by more efficiently aligning people, processes and technology. We provide strategic advice to help legal departments improve their organizational design, business processes and management of outside counsel. One area of special emphasis is helping clients to choose and implement technology-powered solutions that improve legal department operations. For instance, we have extensive experience in selecting, customizing and successfully rolling out matter management systems that help legal departments track and manage lawsuits and other legal matters. These systems are powerful tools for managing budgets, spending and resources. We also provide similar services for document-management systems, patent-management applications and electronic-billing systems. We also provide services supporting clients’ paper and electronic discovery/document management needs, including computer forensics.

OUR CLIENTS

We provide financial and operational consulting services to a wide variety of both financially sound and distressed organizations, including Fortune 500 companies, medium-sized and large businesses, academic institutions, healthcare organizations and the law firms that represent these various organizations. Our clients are in a broad array of industries, including education, professional services, transportation services, healthcare, telecommunications, financial services, electronics, consumer products, energy and utilities, industrial manufacturing and food and beverage. Since commencing operations in May 2002, we have conducted over 1,500 engagements for over 1,000 clients, and we have worked on engagements with 37 of the 40 largest U.S. law firms listed in The American Lawyer 2004 Am Law 100. Our top ten clients represented 27.8% of our revenues in the year ended December 31, 2004. No single client accounted for more than 10% of our revenues in 2004. The following are examples of engagements that we have performed for our clients.

Financial Consulting

Practice	Client need	Huron solution
Disputes and investigations and valuation services	Assist legal counsel for an audit committee of a public software company in connection with an SEC investigation and class action litigation

•      Forensic accounting experts conducted a large-scale, in-depth financial analysis of financial records and analyzed issues such as revenue recognition, acquisition accounting, capitalization of assets, complex transactions and goodwill impairment to identify accounting errors.

•      Consultants specializing in GAAP assisted the client with preparation of the restatement of its financial statements and presentations to the SEC.

•      Computer forensics experts assisted legal counsel in gathering data by capturing copies of servers, hard drives and emails and searching these sources for use in the restatement and litigation.

Corporate advisory services	Assist with Chapter 11 bankruptcy proceedings of a healthcare provider

•      Analyzed the operations of the company to predict revenue going forward to demonstrate the viability of the company.

•      With the involvement of our healthcare practice, assisted in the evaluation of the company’s operating expenses during the bankruptcy proceedings and the negotiation of the terms of the debtor-in-possession financing.

•      Served as the interface between creditors’ committees and their advisors by addressing information requests and managing meetings and other committee-related issues.

•      Analyzed the feasibility of the company’s projections in the plan of reorganization with the assistance of the healthcare practice and provided written testimony on this analysis at the reorganization plan confirmation hearing.

Valuation services	Value assets of acquired company for purchase price allocation by a global media company

•      Analyzed the fair market value of the assets of the acquired company, including tangible assets, customer relationships, favorable contracts, franchise value and goodwill.

•      Determined the remaining life of the assets as well as tested for impairment of the assets in other operating units to support financial reporting requirements.

Operational Consulting

Practice	Client need	Huron solution
Higher education and strategic sourcing	Assess research administration infrastructure of a leading university due to dramatic growth in research volume and increased scrutiny of federal regulators

•      Evaluated current operations and provided a plan for implementation of improvements to research administration infrastructure, including:

•      roles and responsibilities within central university units and departmental units;

•      organizational structure of the research enterprise, including its relationship with other university entities;

•      business processes;

•      information systems;

•      personnel;

•      training and educational programs; and

•      performance measures for central research units.

•      Evaluated the exposure of the primary research support units to financial and operational risks relating to research universities.

•      Assessed impact of plans to replace university-wide financial systems on research administration support services.

•      Our strategic sourcing practice identified areas where the university could reduce its costs of procuring goods and services, such as through library services, scientific supplies or office-related products.

Healthcare	Improve operating margins of healthcare provider

•      Comprehensive assessment of performance levels related to operating costs, supply costs, revenue cycle and organizational structure efficiency.

•      Quantified and prioritized areas of potential opportunity for change, growth and/or improvement, including revenue management, use of supplies and efficiency of information systems.

•      Developed and implemented plans for sustained improvements in:

•      supply chain;

•      revenue cycle; and

•      organizational effectiveness.

Assist in recovering overpaid claims

•      Assisted a large health insurance organization perform a detailed analysis of its coordination of benefits programs.

•      Identified a significant number of claims that had been paid in error by the client and assisted the client in recovering these overpayments.

Performance improvement	Devised an overarching strategy for the supply chain function for a large consumer products client

•      Synthesized market research, customer feedback and industry benchmarks to provoke discussion about future direction and priorities in the supply chain arena.

•      Facilitated a process to build consensus among senior management from across major business units leading to the development of a long-range plan and a series of near-term initiatives.

Legal business consulting	Develop cost saving intitiatives for pharmaceutical company’s recently expanded legal department

•      Analyzed processing of legal matters through various phases and the distribution and management of legal work by internal and outside staff.

•      Developed cost saving initiatives to improve organizational design, outside counsel management and business process.

•      Assisted with the implementation of an interim matter management system for litigation and the selection of a new department-wide matter management system that will be implemented over a period of time.

INDUSTRY BACKGROUND

We believe many organizations are facing increasingly large and complex business disputes and lawsuits, a growing number of regulatory and internal investigations and more intense public scrutiny. Concurrently, we believe increased competition and regulation are presenting significant operational and financial challenges for organizations. Distressed companies are responding to these challenges by restructuring and reorganizing their businesses and capital structures, while financially healthy organizations are striving to capitalize on opportunities by improving operations, reducing costs and enhancing revenue. Many organizations have limited dedicated resources to respond effectively to these challenges and opportunities. Consequently, we believe these organizations will increasingly seek to augment their internal resources with experienced independent consultants like us.

We believe the demand for our services is driven by the following factors:

•	SEC and internal investigations. The increased scrutiny of accounting practices, internal controls and disclosure has contributed to the large number of financial restatements by public companies. In response to a number of recent incidences of corporate malfeasance and accounting irregularities, the SEC has conducted an increasing number of public company investigations over the past few years. In 2003, the SEC initiated 679 enforcement actions—81 more than in any other previous year—including nearly 200 actions involving financial fraud or reporting violations. For fiscal year 2005, Congress approved a record $913 million budget, 13% above the prior fiscal year’s appropriation, to hire more staff and continue to enhance SEC oversight and investigation initiatives. For fiscal year 2006, the President has recommended a budget of $888 million. In addition, an increasing number of boards of directors, audit committees and special independent committees of companies that have had to review their historical financials or respond to complaints by whistleblowers have conducted internal forensic investigations to determine the underlying facts. These dynamics have driven demand for independent financial consultants like us who help clients respond to SEC investigations, evaluate restatements of financial statements and support internal investigations by combining investigative accounting and financial reporting skills with business and practical experience.

•	Litigation and disputes. Litigation and business disputes are prevalent in the United States and, we believe, the volume of this activity does not necessarily correlate with the economic cycle. The breadth and magnitude of these matters is increasing. For example, antitrust investigation and enforcement activities by federal, state and local authorities present heightened complexities and risks for companies in the areas of mergers and acquisitions, pricing policies, distribution relationships and patent and intellectual property matters. In addition, private parties can bring antitrust claims asserting a variety of violations. In complex litigation and disputes, organizations and the law firms that represent them regularly engage experienced consultants to provide or support expert testimony or perform data analyses involving financial, economic and accounting issues.

•	Sarbanes-Oxley and stockholder activism. The enactment of the Sarbanes-Oxley Act of 2002 has substantially limited the scope of non-audit services that large public accounting firms, such as the Big Four, can provide to their audit clients. We believe these limitations represent a significant opportunity for independent consulting firms. A study done by the Investor Responsibility Research Center in February 2002 of 1,224 public U.S. companies estimated that 72%, or approximately $4.0 billion, of the fees these companies paid to the accounting firm that conducted their audit in fiscal 2000 were for non-audit services. Although a substantial amount of this spending was for tax services, which we do not provide, we believe there is still a significant opportunity to provide the other non-audit services. Further, certain influential institutional investors, citing concerns over perceived conflicts of interest, have opposed the ratification of auditors and the election of directors of companies that engage their auditors to perform permissible non-audit services. We believe that the restrictions of Sarbanes-Oxley, stockholder opposition to auditors performing consulting services for their audit clients and the relatively small number of large public accounting firms will lead many clients to choose independent consulting firms over the Big Four when seeking providers of various consulting services.

•	Operational challenges and opportunities. Organizations must constantly reevaluate business processes in order to manage change and risk and minimize or recover costs. For example, in the healthcare industry, the steady flow of changes that affect healthcare funding, treatments, delivery and administration increase the difficulty in managing a complex mix of factors, including rising healthcare costs and insurance premiums and the increasing number of uninsured citizens. In the higher education industry, research universities and academic medical centers must develop and maintain programs to effectively manage research compliance risks and implement systems that support the recovery of research costs. Additionally, the difficulties of managing a large number of legal matters compels in-house legal departments to seek ways to improve their efficiency and effectiveness, which drives demand for consultants specializing in legal department operations. In general, a variety of organizations seek to improve their procurement efficiencies, improve operational processes and reduce costs. We believe that in seeking to meet these challenges and capitalize on these opportunities, organizations will increasingly augment their internal resources with consultants who can provide a combination of industry expertise and strong technical skills.

•	Improving economic conditions and merger and acquisition activity. Despite depressed levels in recent years, there was a rebound in merger and acquisition, or M&A, activity in the first six months of 2004 amidst an improvement in general economic conditions. According to Dealogic, the aggregate dollar value of announced M&A transactions with a deal value of under $5 billion increased approximately 33% in the first six months of 2004 compared to the first six months of 2003. We believe M&A activity creates demand for financial consulting services, such as purchase price allocations and other similar valuation services and dispute and litigation services, as well as operational consulting services, such as performance improvement and strategic sourcing.

•	Financial distress. Despite the recent decline in corporate bankruptcy filings, we believe there will continue to be a sufficient number of bankruptcies of the size and complexity that typically require debtors and other constituents to retain the services of financial advisors. Additionally, we believe there is an ongoing need for restructuring and turnaround consulting services to assist financially distressed, under-performing and debt-laden companies and their stakeholders outside of the bankruptcy process.

EMPLOYEES

Our ability to bring the right expertise together to address client issues requires a willingness to work and think outside the bounds of a single practice or specialty. Our success depends on our ability to attract and retain highly talented professionals by creating a work environment where individuals and teams thrive and individuals are rewarded for their contributions and our successes. To accomplish those goals and recognize performance, we have adopted a comprehensive rewards program incorporating compensation, training and development opportunities, performance management and special recognition programs.

As of December 31, 2004, we had 612 employees, consisting of 483 consultants and 129 non-billable professionals. The 483 consultants consisted of 56 managing directors, 70 directors, 101 managers and 256 associates and analysts. Of these consultants, 122 have a master’s degree in business administration, 77 are certified public accountants and various others are accredited valuation specialists and forensic accountants. Our managing directors serve clients as advisors and engagement team leaders, originate revenue through new and existing client relationships, and work to strengthen our intellectual capital, develop our people and enhance our reputation. Our directors and managers manage day-to-day client relationships and oversee the delivery and overall quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses and prepare presentations that synthesize and distill information to support recommendations we deliver to clients.

Our 129 non-billable professionals at December 31, 2004 consisted of 9 managing directors, 20 directors, 16 managers, 48 associates and analysts and 36 assistants. Our non-billable professionals include our senior management team, senior client relationship managers and legal, finance, information technology, marketing and human resource personnel.

We assimilate and support employees in their career progression through training and development programs. We have structured orientation and training programs for new analysts, “milestone” programs to help recently promoted employees quickly become effective in their new roles, and opportunities for self-directed training, including technical and consulting courses. We assign employees internal performance coaches to identify opportunities for development, formal training or certifications.

Our compensation plan includes competitive base salary, incentives and benefits. Under our incentive plan, directors, managers, associates and analysts set goals each year with a performance coach. These goals are aligned with our business goals as well as individual interests and development needs. The plan balances our value of teamwork with recognition of individual performance, and incentive compensation is tied to both team and individual performance. Incentives for managing directors are based on their individual performance and their contribution to their practice and to our business as a whole. Funding of the managing director incentive pool is based on our achievement of annual financial goals. In addition, managing directors, directors and managers are eligible for long-term equity incentives.

BUSINESS DEVELOPMENT AND MARKETING

Business development

Our business development activities aim to build relationships and a strong brand reputation with key sources of business and referrals, especially top-tier law firms and the offices of the chief financial officer and general counsel of organizations. We believe that excellent service delivery to clients is critical to building relationships and our brand reputation, and we emphasize the importance of client service to all of our employees.

We generate most of our new business opportunities through relationships that our managing directors have with individuals working in corporations, academic institutions, existing or former clients and top-tier law firms. Although some managing directors spend more time on service delivery than new business development, all of our managing directors understand their important role in ongoing relationship and business development, which is reinforced through our compensation and incentive program. We actively seek to identify new business opportunities, and we frequently receive referrals and repeat business from past and current clients and from the law firms with which we have worked.

In addition, to complement the business development efforts of our managing directors, we have a group of senior client relationship managers, who are focused exclusively on developing client relationships and generating new business through their extensive network of contacts. We also have formed relationships with prominent academics, which generate new business opportunities.

Marketing

We have a centralized marketing department with a marketing professional assigned to each of our practices. The centralized department coordinates these professionals’ activities, and also develops and coordinates traditional marketing programs, such as participation in seminars, sponsorship of client events and publication of articles in industry publications to actively promote our name and capabilities. The marketing department also manages public relations activities, develops printed marketing materials and performs research and database management to support sales efforts.

COMPETITION

The consulting services industry is extremely competitive, highly fragmented and subject to rapid change. The industry includes a large number of participants with a variety of skills and industry expertise, including other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms and the internal professional resources of organizations. We compete with a large number of service providers in both of our segments. Our competitors often vary depending on the particular practice area. In addition, we also expect to continue to face competition from new entrants because the barriers to entry into consulting services are relatively low.

We believe the principal competitive factors in our market include firm and consultant reputations, client and law firm relationships and referrals, the ability to attract and retain top consultants, the ability to manage engagements effectively and the ability to be responsive and provide high quality services. There is also competition on price, although to a lesser extent due to the critical nature of many of the issues that the types of services we offer address. Many of our competitors have a greater geographic footprint, including an international presence, and name recognition, as well as have significantly greater personnel, financial, technical and marketing resources than we do. We believe that our independence, experience, reputation, industry focus and broad range of professional services enable us to compete favorably and effectively in the consulting marketplace.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website, www.huronconsultinggroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

RISK FACTORS

Our inability to retain our senior management team and other managing directors would be detrimental to the success of our business.

We rely heavily on our senior management team, including Gary Holdren, our Chief Executive Officer, and George Massaro, our Chief Operating Officer, and other managing directors, and our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services, these people must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on our senior management team and other managing directors to generate and market our business. Further, in light of our limited operating history, our senior management’s and other managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Although we enter into non-solicitation agreements with our senior management team and other managing directors, we do not enter into non-competition agreements. Accordingly, members of our senior management team and our other managing directors are not contractually prohibited from leaving or joining one of our competitors, and some of our clients could choose to use the services of that competitor instead of our services. If one or more members of our senior management team or our other managing directors leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in securing and successfully completing engagements and managing our business properly, which could harm our business prospects and results of operations.

Our inability to hire and retain talented people in an industry where there is great competition for talent could have a serious negative effect on our prospects and results of operations.

Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled consultants. The loss of a significant number of our consultants or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to manage, staff and successfully complete our existing engagements and obtain new engagements. Qualified consultants are in great demand, and we face significant competition for both senior and junior consultants with the requisite credentials and experience. Our principal competition for talent comes from other consulting firms, accounting firms and technical and economic advisory firms, as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Therefore, we may not be successful in attracting and retaining the skilled consultants we require to conduct and expand our operations successfully. Increasing competition for these consultants may also significantly increase our labor costs, which could negatively affect our margins and results of operations.

We have experienced net losses for most of our history, and our limited operating history makes evaluating our business difficult.

We have been operating since May 2002. For the period from March 19, 2002 (inception) through December 31, 2002 and for the year ended December 31, 2003, we experienced net losses of $4.2 million and $1.1 million, respectively. Although we generated net income of $10.9 million for the year ended December 31, 2004, we may not sustain profitability in the future. For example, we generated net income of $1.9 million for the six months ended June 30, 2003, but experienced a net loss for the year ended December 31, 2003. Our net losses, among other things, have had, and should net losses occur in the future, will have, an adverse effect on our stockholders’ equity and working capital. To sustain profitability, we must:

•	attract, integrate, retain and motivate highly qualified consultants;

•	achieve and maintain adequate utilization and suitable billing rates for our consultants;

•	expand our existing relationships with our clients and identify new clients in need of our services;

•	maintain and enhance our brand recognition; and

•	adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives. Further, our limited operating history makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in highly competitive industries. The historical information in this report may not be indicative of our future financial condition and future performance. For example, we expect that our future annual growth rate in revenues will moderate and likely be less than the growth rates experienced in 2003 and 2004.

If we are unable to manage the growth of our business successfully, we may not be able to sustain profitability.

We have grown significantly since we commenced operations, more than doubling the number of our consultants from 213 on May 31, 2002 to 483 as of December 31, 2004. As we continue to increase the number of our consultants, we may not be able to successfully manage a significantly larger workforce. Additionally, our significant growth has placed demands on our management and our internal systems, procedures and controls and will continue to do so in the future. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial, accounting and other systems, procedures and controls, which will increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. This need to augment our support infrastructure due to growth is compounded by our decision to become a public reporting company and the increased expense that will arise in complying with existing and new regulatory requirements. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosure. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our consultants.

Our profitability depends to a large extent on the utilization and billing rates of our consultants. Utilization of our consultants is affected by a number of factors, including:

•	the number and size of client engagements;

•	the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable;

•	our ability to transition our consultants efficiently from completed engagements to new engagements;

•	the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;

•	unanticipated changes in the scope of client engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of consultants; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

The billing rates of our consultants that we are able to charge are also affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;

•	the market demand for the services we provide;

•	introduction of new services by us or our competitors;

•	our competition and the pricing policies of our competitors; and

•	general economic conditions.

If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our consultants, our financial results could materially suffer.

A significant portion of our revenues are derived from a limited number of clients, and our engagement agreements, including those related to our largest clients, can be terminated by our clients with little or no notice and without penalty, which may cause our operating results to be unpredictable.

As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our ten largest clients accounted for 36.3% of our revenues in the partial year ended December 31, 2002, 32.1% of our revenues in the year ended December 31, 2003 and 27.8% of our revenues in the year ended December 31, 2004. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts, and the volume of work performed for any particular client is likely to vary from year to year, and a major client in one fiscal period may not require or decide to use our services in any subsequent fiscal period. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

In addition, almost all of our engagement agreements can be terminated by our clients with little or no notice and without penalty. For example, in engagements related to litigation, if the litigation were to be settled, our engagement for those services would no longer be necessary and therefore would be terminated. In client engagements that involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. For clients in bankruptcy, a bankruptcy court could require us to reduce our fees for the duration of an engagement. These terminations, cancellations, delays or reductions could result from factors unrelated to our services or the progress of the engagement. When engagements are terminated or reduced, we lose the associated future revenues, and we may not be able to recover associated costs or redeploy the affected employees in a timely manner to minimize the negative impact. In addition, our clients’ ability to terminate engagements with little or no notice and without penalty makes it difficult to predict our operating results in any particular fiscal period.

Our ability to maintain and attract new business depends upon our reputation, the professional reputation of our consultants and the quality of our services.

As a professional services firm, our ability to secure new engagements depends heavily upon our reputation and the individual reputations of our consultants. Any factor that diminishes our reputation or that of our consultants, including not meeting client expectations or misconduct by our consultants, could make it substantially more difficult for us to attract new engagements and clients. Similarly, because we obtain many of our new engagements from former or current clients or from referrals by those clients or by law firms that we have worked with in the past, any client that questions the quality of our work or that of our consultants could impair our ability to secure additional new engagements and clients.

The consulting services industry is highly competitive, and we may not be able to compete effectively.

The consulting services industry in which we operate includes a large number of participants and is intensely competitive. We face competition from other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms and the internal professional resources of organizations. In addition, because there are relatively low barriers to entry, we expect to continue to face additional competition from new entrants into the business operations and financial consulting industries. We have six core offices and two smaller offices in the United States and do not have any international offices. Many of our competitors have a greater national presence and are also international in scope, as well as have significantly greater personnel, financial, technical and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Our ability to compete also depends in part on the ability of our competitors to hire, retain and motivate skilled consultants, the price at which others offer comparable services and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.

Additional hiring and any acquisitions could disrupt our operations, increase our costs or otherwise harm our business.

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of consultants and by potentially acquiring complementary businesses. However, we may be unable to identify, hire, acquire or successfully integrate new consultants and complementary businesses without substantial expense, delay or other operational or financial problems. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential consultants or the price we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition. Hiring additional consultants or acquiring complementary businesses could also involve a number of additional risks, including:

•	the diversion of management’s time, attention and resources from managing and marketing our company;

•	the failure to retain key acquired personnel;

•	potential impairment of existing relationships with our clients, such as client satisfaction or performance problems, whether as a result of integration or management difficulties or otherwise;

•	the creation of conflicts of interest that require us to decline or resign from engagements that we otherwise could have accepted;

•	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

•	increased costs to improve, coordinate or integrate managerial, operational, financial and administrative systems; and

•	difficulties in integrating diverse backgrounds and experiences of consultants, including if we experience a transition period for newly hired consultants that results in a temporary drop in our utilization rates or margins.

If we fail to successfully address these risks, our ability to compete may be impaired.

If the number of large bankruptcies continues to decline or other factors cause a decrease in demand for our corporate advisory services, our revenues and profitability could suffer.

Our corporate advisory services practice provides various turnaround, restructuring and bankruptcy services to companies in financial distress or their creditors or other stakeholders. This practice accounted for 30.7% and 23.4% of our revenues for the years ended December 31, 2003 and 2004, respectively. We are typically engaged in connection with a bankruptcy case when the bankruptcy is of the size and complexity that generally requires the debtor or other constituents to retain the services of financial advisors. A number of other factors also affect demand for this practice. These factors include:

•	over-expansion by various businesses;

•	management’s inability to address critical operational and financial issues;

•	the level of lending activity and over-leveraging of companies; and

•	challenging general economic conditions in the United States, which have benefited our corporate advisory services practice since we commenced operations.

If the number of large bankruptcies continues to decline or other factors cause a decrease in demand for our corporate advisory services, the revenues from our turnaround, restructuring and bankruptcy services could decline, which could harm our ability to sustain profitability.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.

Fixed-fee engagements generated approximately 11.9% and 11.8% of our revenues for the years ended December 31, 2003 and 2004, respectively. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.

From time to time, primarily in our corporate advisory services and strategic sourcing practices, we enter into engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually defined goals. The achievement of these contractually-defined goals is often impacted by factors outside of our control, such as the actions of our client or third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. While performance-based fees comprised 3.3% and 5.1% of our revenues for the years ended December 31, 2003 and 2004, respectively, we intend to continue to enter into performance-based fee arrangements and these engagements may impact our revenues to a greater extent in the future. Should performance-based fee arrangements represent a greater percentage of our business in the future, we may experience increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may offset the positive effect on our operating results from increases in our utilization rate or average billing rate per hour.

Conflicts of interest could preclude us from accepting engagements thereby causing decreased utilization and revenues.

We provide services in connection with bankruptcy proceedings and litigation proceedings that usually involve sensitive client information and frequently are adversarial. In connection with bankruptcy proceedings, we are required by law to be “disinterested” and in litigation we would generally be prohibited from performing services in the same litigation for the party adverse to our client. In addition, our engagement agreement with a client or other business reasons may preclude us from accepting engagements with our clients’ competitors or adversaries. As we increase the size of our operations, the number of conflict situations can be expected to increase. Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new engagements as a result of conflicts of interest. If we are unable to accept new engagements for any reason, our consultants may become underutilized, which would adversely affect our revenues and results of operations in future periods.

Expanding our service offerings or number of offices may not be profitable.

We may choose to develop new service offerings or open new offices because of market opportunities or client demands. Developing new service offerings involves inherent risks, including:

•	our inability to estimate demand for the new service offerings;

•	competition from more established market participants;

•	a lack of market understanding; and

•	unanticipated expenses to recruit and hire qualified consultants and to market our new service offerings.

In addition, expanding into new geographic areas and/or expanding current service offerings is challenging and may require integrating new employees into our culture as well as assessing the demand in the applicable market. For example, in August 2003, we established a small office in Palo Alto, California to service the Silicon Valley marketplace and, in September 2003, we established a small office in Miami, Florida to deepen our corporate finance capabilities. These offices did not meet our expectations and, therefore, we subsequently closed those offices and incurred a restructuring charge of $2.1 million in 2004. Also in 2004, we decided to eliminate a service offering of a practice area in our operational consulting segment that was not meeting our expectations and incurred a restructuring charge of $1.3 million. If we cannot manage the risks associated with new service offerings or new locations effectively, we are unlikely to be successful in these efforts, which could harm our ability to sustain profitability and our business prospects.

Our engagements could result in professional liability, which could be very costly and hurt our reputation.

Our engagements typically involve complex analyses and the exercise of professional judgment. As a result, we are subject to the risk of professional liability. If a client questions the quality of our work, the client could threaten or bring a lawsuit to recover damages or contest its obligation to pay our fees. Litigation alleging that we performed negligently or breached any other obligations to a client could expose us to significant legal liabilities and, regardless of outcome, is often very costly, could distract our management and could damage our reputation. We are not always able to include provisions in our engagement agreements that are designed to limit our exposure to legal claims relating to our services. Even if these limiting provisions are included in an engagement agreement, they may not protect us or may not be enforceable under some circumstances. In addition, we carry professional liability insurance to cover many of these types of claims, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense. For example, we provide services on engagements in which the impact on a client may substantially exceed the limits of our errors and omissions insurance coverage. If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability.

Our intellectual property rights in our “Huron Consulting Group” name are important, and any inability to use that name could negatively impact our ability to build brand identity.

We believe that establishing, maintaining and enhancing the “Huron Consulting Group” name is important to our business. We are, however, aware of a number of other companies that use names containing “Huron.” There could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have trade name or service mark rights that are senior to ours. If another company were to successfully challenge our right to use our name, or if we were unable to prevent a competitor from using a name that is similar to our name, our ability to build brand identity could be negatively impacted.

We or some of our consultants could be named in lawsuits because we were founded by former Arthur Andersen LLP partners and professionals and contracted with Arthur Andersen for releases from non-competition agreements.

We were founded by a core group of consultants that consisted primarily of former Arthur Andersen LLP partners and professionals, and we entered into a contract with Arthur Andersen to release these partners and professionals from non-competition agreements with Arthur Andersen. These circumstances might lead creditors of Arthur Andersen and other parties to bring claims against us or some of our managing directors or other consultants seeking recoveries for liabilities of Arthur Andersen and we may not be able to successfully avoid liability for such claims. In addition, litigation of this nature or otherwise could divert the time and attention of our managing directors and consultants, and we could incur substantial defense costs.

As a holding company, we are totally dependent on distributions from our operating subsidiary to pay dividends or other obligations and there may also be other restrictions on our ability to pay dividends in the future.

We are a holding company with no business operations. Our only significant asset is the outstanding equity interest of our wholly-owned operating subsidiary. As a result, we must rely on payments from our subsidiary to meet our obligations. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distribution with respect to, our common stock. Our future credit facilities, other future debt obligations and statutory provisions may also limit our ability to pay dividends or make any distribution in respect of our common stock.

ITEM 2. PROPERTIES.

Our principal executive offices are located in Chicago, Illinois, consisting of approximately 62,000 square feet of office space, under a lease that expires in September 2014. We have two five-year renewal options under the lease that will allow us to continue to occupy this office space until May 2024. We also have an ongoing expansion option that allows us to lease additional space at such time as the additional space is available for lease, subject to specified notice and election provisions contained in the lease agreement. This facility accommodates our executive team and corporate departments, as well as consultants in each of our practices. We also occupy leased facilities for our five other core offices located in Boston, Houston, New York City, San Francisco and Washington, D.C., as well as smaller offices located in Charlotte and Los Angeles. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this annual report on Form 10-K, we are not a party to or threatened with any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Trading in Huron’s common stock commenced on the NASDAQ National Market on October 13, 2004, under the symbol “HURN.” The table below sets forth, on a per share basis and for the period indicated, the high and low sales prices for Huron’s common stock as reported by the NASDAQ National Market.

2004	High	Low
Fourth Quarter (October 13, 2004 through December 31, 2004)	$24.25	$18.01

Holders

As of January 31, 2005, there were 84 holders of record of Huron’s common stock.

Dividend Policy

On May 12, 2004, we declared a special dividend on each outstanding share of our common stock and 8% preferred stock payable to holders of record on May 25, 2004. We paid the special dividend on June 29, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.25 million, or $0.09 per share of common stock and $22.18 per share of 8% preferred stock. The payment of the special dividend was funded by our available cash balance and by borrowing availability under our credit agreement, which we repaid the following day. Other than the special dividend, we have not declared or paid any dividends on our common stock since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We currently expect that we will retain our future earnings, if any, for use in the operation and expansion of our business. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors the board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

We have derived the following selected consolidated financial data as of the end of and for the period from March 19, 2002 (inception) to December 31, 2002 and as of and for the years ended December 31, 2003 and 2004 from our audited consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

Consolidated statements of operations data (in thousands, except per share and other operating data):	Year Ended December 31,		March 19, 2002 (inception) to December 31, 2002
	2004	2003
Revenues and reimbursable expenses:
Revenues	$159,550	$101,486	$35,101
Reimbursable expenses	14,361	8,808	2,921

Total revenues and reimbursable expenses	173,911	110,294	38,022
Direct costs and reimbursable expenses:
Direct costs	92,270	69,374	26,055
Stock-based compensation expense	978	27	—
Reimbursable expenses	14,281	8,929	2,921

Total direct costs and reimbursable expenses	107,529	78,330	28,976

Gross profit	66,382	31,964	9,046
Operating expenses:
Selling, general and administrative	40,425	25,171	8,813
Stock-based compensation expense	433	14	—
Depreciation and amortization	2,365	5,328	3,048
Restructuring charges	3,475	—	—
Management and advisory fees paid to related parties	—	—	2,750
Loss on lease abandonment	—	1,668	—
Organization costs	—	—	965

Total operating expenses	46,698	32,181	15,576

Operating income (loss)	19,684	(217)	(6,530)
Other expenses:
Interest expense, net	692	856	332
Other	—	112	1

Total other expenses	692	968	333

Net income (loss) before provision (benefit) for income taxes	18,992	(1,185)	(6,863)
Provision (benefit) for income taxes	8,128	(122)	(2,697)

Net income (loss)	10,864	(1,063)	(4,166)
Accrued dividends on 8% preferred stock	931	1,066	646

Net income (loss) attributable to common stockholders	$9,933	$(2,129)	$(4,812)

Net income (loss) attributable to common stockholders per share (1):
Basic	$0.77	$(0.18)	$(0.41)
Diluted	$0.72	$(0.18)	$(0.41)

Weighted average shares used in calculating net income (loss) attributable to common stockholders per share (1):
Basic	12,820	11,871	11,803
Diluted	13,765	11,871	11,803

Cash dividend per common share (2)	$0.09	—	—

Other operating data (unaudited):	Year Ended December 31,		March 19, 2002 (inception) to December 31, 2002
	2004	2003
Number of consultants (at end of period) (3)	483	477	262
Average number of consultants (for the period)	487	365	247
Utilization rate (4)	72.2%	66.1%	57.3%
Average billing rate per hour (5)	$239	$217	$206
	As of December 31,
Consolidated balance sheet data (in thousands):	2004	2003	2002
Cash and cash equivalents	$28,092	$4,251	$4,449
Working capital	$42,898	$10,159	$9,780
Total assets	$83,219	$39,889	$26,583
Long-term debt (consisting of 8% promissory notes)	$—	$10,076	$10,076
Total 8% preferred stock	$—	$14,212	$13,146
Total stockholders’ equity (deficit)	$49,233	$(6,624)	$(4,543)

(1)	Adjusted for a 1 for 2.3 reverse stock split effected on October 5, 2004.
(2)	On May 12, 2004, we declared a special dividend on each outstanding share of our common stock and 8% preferred stock payable to holders of record on May 25, 2004. We paid the special dividend on June 29, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.25 million, or $0.09 per share of common stock and $22.18 per share of 8% preferred stock. Other than the special dividend, we have not declared or paid any dividends on our common stock since our inception and do not intend to pay any dividends on our common stock in the foreseeable future.
(3)	Consultants consist of our billable professionals.
(4)	We calculate the utilization rate for our consultants by dividing the number of hours all of our consultants worked on client assignments during a period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(5)	Average billing rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are an independent provider of financial and operational consulting services. We commenced operations in May 2002 with a core group of experienced financial and operational consultants, composed primarily of former Arthur Andersen LLP partners and professionals. We have grown significantly since we commenced operations, more than doubling the number of our consultants from 213 on May 31, 2002 to 483 as of December 31, 2004. In response to strong demand for our services, we began aggressively hiring consultants in the first quarter of 2003 and added over 200 new consultants during 2003. While this aggressive hiring reduced our 2003 utilization rate (determined by dividing the number of hours all of our consultants worked on client assignments during a period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days) as we integrated our new hires, we believe the early results of this growth initiative are evident in our financial results. Revenues in 2002 totaled $35.1 million for our first eight months of operations and rose to $101.5 million in 2003, our first full year of operations. Revenues in 2004 totaled $159.6 million, a 57.2% increase from 2003.

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

Revenues

We derive all of our revenues from providing financial and operational consulting services through three principal types of billing arrangements consisting of time-and-expense, fixed-fee and performance-based. We manage our business on the basis of revenues before reimbursable expenses. We believe this is the most accurate reflection of our consulting services because it eliminates the effect of reimbursable expenses that we bill to our clients at cost.

Since our inception, most of our revenues have been generated from time-and-expense engagements. In time-and-expense engagements, fees are based on the hours incurred at agreed upon billing rates. Time-and-expense engagements represented approximately 83.1% of our revenues in 2004.

In fixed-fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed-fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the year ended December 31, 2004, fixed-fee engagements represented approximately 11.8% of our revenues.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. For example, our revenues for the second quarter of 2004 included a $1.6 million success fee earned on a time-and-expense engagement that included a performance-based component related to the completion of a series of asset sales transactions managed on behalf of a single financial consulting segment client over a two-year period. While performance-based fee revenues represented approximately 5.1% of our revenues in 2004, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Our quarterly results are impacted principally by our utilization rate, the number of business days in each quarter and the number of our consultants who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of spending on existing and new engagements, which would negatively affect our utilization rate. The number of business work days are also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have 10% to 15% fewer business work days available in the third and fourth quarters of the year, which can impact revenues during those periods.

Reimbursable expenses

Reimbursable expenses that are billed to clients, primarily relating to travel and out-of-pocket expenses incurred in connection with engagements, are included in total revenues and reimbursable expenses, and typically an equivalent amount of these expenses are included in total direct costs and reimbursable expenses. The amount of reimbursable expenses included in total revenues and reimbursable expenses may not always correspond with the amount of these expenses included in total direct costs and reimbursable expenses due to the fact that revenues from reimbursable expenses associated with performance-based engagements may be deferred and recognized at a later date when the revenue on these engagements is recognized. This treatment can result in a timing difference between when revenue from reimbursable expenses is recognized and when such expenses are recognized in the statement of operations. Such timing differences are eliminated when the performance-based engagement is completed, as total cumulative revenues from reimbursable expenses will equal the total cumulative reimbursable expenses incurred on the engagement.

Direct costs

Our most significant expenses are costs classified as direct costs. These direct costs primarily include salaries, performance bonuses, payroll taxes and benefits for consultants, as well as fees paid to independent subcontractors that we retain to supplement consulting personnel, typically on an as needed basis for specific client engagements. Direct costs also include stock-based compensation, which represents the cost of stock option and restricted stock awards granted to our consultants.

Operating expenses

Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes and benefits for non-billable professionals. Also included in this category are other sales and marketing related expenses, rent and other office related expenses, and professional fees. Other operating expenses include depreciation and amortization expense and stock-based compensation, which represents the cost of stock option and restricted stock awards granted to our non-billable professionals.

Segment results

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate office support costs, all office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and company-wide business development functions, as well as costs related to overall corporate management.

INITIAL PUBLIC OFFERING

On October 13, 2004, we completed our initial public offering (“IPO”). In the IPO, we sold 3,333,333 shares of common stock and a selling stockholder, HCG Holdings LLC, sold 1,666,667 shares of common stock at an offering price of $15.50 per share. On October 22, 2004, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares of common stock from the selling stockholder. The IPO generated gross proceeds to us of $51.7 million, or $48.0 million net of underwriting discounts. We did not receive any proceeds from the shares sold by the selling stockholder. On October 18, 2004, we used $15.1 million of the net proceeds to redeem the outstanding 8% preferred stock, including cumulative dividends and a liquidation participation amount totaling $2.6 million. Also on October 18, 2004, the Company used $10.7 million of the net proceeds to repay the notes payable to HCG Holdings LLC, including accrued and unpaid interest of $0.6 million. The costs associated with the IPO, which totaled $3.3 million, were paid from the proceeds. We are using the remaining IPO proceeds for general corporate purposes, including working capital. Additionally, immediately prior to the completion of this offering, each outstanding share of Class B common stock automatically converted into a share of Class A common stock and our Class A common stock was renamed to “common stock.”

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The notes to our consolidated financial statements include disclosure of our significant accounting policies. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical policies, which are presented in detail in the notes to our financial statements, relate to revenue recognition, the provision for doubtful accounts and unbilled services, valuation of net deferred tax assets and stock-based compensation.

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

Allowances for doubtful accounts and unbilled services

We maintain allowances for doubtful accounts and for services performed but not yet billed for estimated losses based on several factors, including the historical percentages of fee adjustments and write-offs by practice group, an assessment of a client’s ability to make required payments and the estimated cash realization from amounts due from clients. The allowances are assessed by management on a regular basis. If the financial condition of a client deteriorates in the future, impacting the client’s ability to make payments, an increase to our allowances might be required or our allowances may not be sufficient to cover actual write-offs.

The provision for doubtful accounts and unbilled services is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments, the provision is recorded in operating expenses.

Valuation of net deferred tax assets

We have recorded net deferred tax assets as we expect to realize future tax benefits related to the utilization of these assets. Although we experienced net losses early in our history, no valuation allowance has been recorded relating to these deferred tax assets because we believe that it is more likely than not that future taxable income will be sufficient to allow us to utilize these assets. Should we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would need to establish a valuation allowance, which would be recorded as a charge to income in the period the determination was made. While utilization of these deferred tax assets will provide future cash flow benefits, they will not have an effect on future income tax provisions.

Stock-based compensation

The accounting for stock-based compensation is complex, and under certain circumstances, GAAP allows for alternative methods. As permitted, we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25), “Accounting for Stock Issued to Employees,” and related interpretations and have elected the disclosure option of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, we have measured compensation expense for stock options that we have granted to employees as the excess, if any, of the estimated fair value of our common stock at the date of grant over the exercise price. The calculated stock-based compensation is included as a component of stockholders’ equity and is amortized on a straight-line basis by charges to earnings over the vesting period of the applicable options.

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

Segment and Consolidated Operating Results (in thousands):	Year Ended December 31,		Mar. 19, 2002 (inception) to Dec. 31, 2002
	2004	2003
Revenues and reimbursable expenses:
Financial Consulting revenues	$95,476	$69,941	$22,400
Operational Consulting revenues	64,074	31,545	12,701

Total revenues	159,550	101,486	35,101
Total reimbursable expenses	14,361	8,808	2,921

Total revenues and reimbursable expenses	$173,911	$110,294	$38,022

Operating income (loss):
Financial Consulting	$36,258	$22,011	$3,912
Operational Consulting	21,116	5,383	3,527

Total segment operating income	57,374	27,394	7,439

Unallocated corporate costs	31,417	20,601	7,206
Depreciation and amortization expense	2,365	5,328	3,048
Other operating expenses	3,908	1,682	3,715

Total operating expenses	37,690	27,611	13,969

Operating income (loss)	$19,684	$(217)	$(6,530)

Other Operating Data
Number of consultants (at period end) (1):
Financial Consulting	274	290	172
Operational Consulting	209	187	90

Total	483	477	262

Average number of consultants (for the period):
Financial Consulting	286	227	163
Operational Consulting	201	138	84

Total	487	365	247

Utilization rate (2):
Financial Consulting	72.0%	66.8%	55.7%
Operational Consulting	72.5%	65.0%	60.5%
Total	72.2%	66.1%	57.3%

Average billing rate per hour (3):
Financial Consulting	$254	$233	$212
Operational Consulting	$220	$189	$195
Total	$239	$217	$206

(1)	Consultants consist of our billable professionals.
(2)	We calculate the utilization rate for our consultants by dividing the number of hours all our consultants worked on client assignments during a period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues

Revenues increased $58.1 million, or 57.2%, to $159.6 million for the year ended December 31, 2004 from $101.5 million for the year ended December 31, 2003. Revenues from time-and-expense engagements increased $46.5 million, or 54.0%, to $132.6 million for the year ended December 31, 2004 from $86.1 million for the year ended December 31, 2003. Revenues from fixed-fee engagements increased $6.7 million, or 55.4%, to $18.8 million for the year ended December 31, 2004 from $12.1 million for the year ended December 31, 2003. Revenues from performance-based engagements increased $4.9 million, or 148.5%, to $8.2 million for the year ended December 31, 2004 from $3.3 million for the year ended December 31, 2003.

The overall $58.1 million increase in revenues resulted from a $32.3 million increase in revenues attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants, a $16.7 million increase in revenues attributable to an increase in the average billing rate per hour and a $9.1 million increase in revenues attributable to an increase in our utilization rate. The average number of consultants increased to 487 for the year ended December 31, 2004 from 365 for the year ended December 31, 2003 as we added a substantial number of consultants during the second half of 2003 to meet growing demand for our services and position us for future growth. The average billing rate per hour increased 10.1% to $239 for the year ended December 31, 2004 from $217 for the year ended December 31, 2003. In addition, our utilization rate increased to 72.2% for the year ended December 31, 2004 from 66.1% in the year ended December 31, 2003.

Direct costs

Our direct costs increased $22.9 million, or 33.0%, to $92.3 million in the year ended December 31, 2004 from $69.4 million in the year ended December 31, 2003. This increase in cost was primarily attributable to the increase in the average number of consultants described above. We expect direct costs will continue to increase in the near term as we focus primarily on hiring additional managers, associates and analysts to expand support for our existing practices and better leverage the managing directors and directors that we hired in 2003.

Stock-based compensation expense increased to $1.0 million primarily due to the issuance of employee stock option awards with a higher intrinsic value during the first quarter of 2004 and the granting of restricted common stock awards. On October 12, 2004, immediately prior to our IPO, we granted stock-based compensation awards to certain employees and each of our independent directors.

•	We granted a total of 767,700 shares of restricted common stock to certain employees. Compensation expense for the restricted common stock is based on the market value of the shares awarded at the date of grant and is amortized on a straight-line basis over the vesting period of four years. Compensation expense relating to these awards totaled $0.6 million in the year ended December 31, 2004.

•	We granted to certain employees options exercisable for 75,370 shares of our common stock and to our independent directors options exercisable for 51,612 shares of our common stock. The exercise price of these options is $15.50 per share and equals the market value of our common stock on the date of grant. As such, there is no compensation expense relating to these options.

As a result of the grant of restricted common stock awards, annual stock-based compensation expense will increase in the future as vesting occurs. Also, as a result of new accounting rules, we will begin to account for outstanding stock option awards and new stock option awards under the fair value method pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment,” in the third quarter of 2005. See “Recent Accounting Pronouncements” below.

Operating expenses

Selling, general and administrative expenses increased $15.2 million, or 60.3%, to $40.4 million in the year ended December 31, 2004 from $25.2 million in the year ended December 31, 2003. The increase was due in part to an increase in the average number of non-billable professionals to 113 for the year ended December 31, 2004 from 76 for the year ended December 31, 2003 and their related compensation and benefit costs of $16.5 million in the year ended December 31, 2004 compared to $9.0 million in the year ended December 31, 2003. Selling, general and administrative expenses in the year ended December 31, 2004 also included severance charges totaling $1.8 million as we eliminated the positions of certain managing directors and other senior level consultants. Severance charges included the settling of contractual obligations with certain managing directors. The remaining increase in selling, general and administrative expenses in 2004 compared to 2003 was due to increases in rent and other facility costs, promotion and marketing costs, and other administrative costs associated with the general growth in our business activity, as well as costs incurred to establish an infrastructure to support a public company. We expect operating expenses will continue to increase in the future in response to ongoing growth in our business activity and new costs associated with being a public company.

Depreciation expense increased $0.8 million, or 50.0%, to $2.4 million in the year ended December 31, 2004 from $1.6 million in the year ended December 31, 2003 as computers, furniture and fixtures, and leasehold improvements were added to support our increase in employees. There was no amortization expense in 2004 compared to $3.7 million in the year ended December 31, 2003. The amortization expense in 2003 related to $5.5 million in intangible costs paid in 2002 to obtain the release of certain of our employees from non-competition agreements with Arthur Andersen LLP, their former employer, and the related assumption of $0.8 million in liabilities, both of which were fully amortized by December 31, 2003.

Other operating expenses in 2004 consisted of a $2.1 million pre-tax restructuring charge associated with the closing of two small, underperforming offices in Miami, Florida and Palo Alto, California. The charge consisted of approximately $2.0 million for severance payments for the ten employees formerly employed at these locations, which were paid by April 30, 2004, and $0.1 million for office lease payments, which were paid by August 31, 2004. Other operating expenses also included a $1.3 million pre-tax restructuring charge as we decided to eliminate a service offering of a practice area in the operational consulting segment that was not meeting our expectations.

Other operating expenses in the year ended December 31, 2003 consisted of a $1.7 million charge for the loss associated with the abandonment of an office lease.

Operating income (loss)

Operating income in the year ended December 31, 2004 was $19.7 million compared to an operating loss of $0.2 million in the year ended December 31, 2003. The increase in operating income was primarily due to revenue growing at a higher rate as compared to the growth in direct costs and operating expenses. Operating margin, which is defined as operating income expressed as a percentage of revenues, was 12.2% in the year ended December 31, 2004.

Segment results

Financial Consulting

Revenues

Financial Consulting segment revenues increased $25.6 million, or 36.6%, to $95.5 million for the year ended December 31, 2004 from $69.9 million for the year ended December 31, 2003. Revenues from time-and-expense engagements increased $23.6 million, or 36.8%, to $87.8 million for the year ended December 31, 2004 from $64.2 million for the year ended December 31, 2003. Revenues from fixed-fee engagements increased $1.1 million, or 22.4%, to $6.0 million for the year ended December 31, 2004 from $4.9 million for the year ended December 31, 2003. Revenues from performance-based engagements increased $0.9 million, or 112.5%, to $1.7 million for the year ended December 31, 2004 from $0.8 million for the year ended December 31, 2003. Performance-based fee revenues for the year ended December 31, 2004 consisted of a $1.6 million success fee recognized in the second quarter relating to the successful completion of a series of asset sales transactions managed on behalf of a single client over a two-year period.

The overall $25.6 million increase in revenues resulted from a $12.6 million increase in revenues attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants, a $7.6 million increase in revenues attributable to an increase in the average billing rate per hour and a $5.4 million increase in revenues attributable to an increase in our utilization rate. The average number of consultants increased to 286 for the year ended December 31, 2004 from 227 for the year ended December 31, 2003 as we added a substantial number of consultants across all of our practices to meet growing demand for our services. The average billing rate per hour increased 9.0% to $254 for the year ended December 31, 2004 from $233 for the year ended December 31, 2003. In addition, our utilization rate increased to 72.0% for the year ended December 31, 2004 from 66.8% for the year ended December 31, 2003.

Operating income

Financial Consulting segment operating income increased $14.3 million, or 65.0%, to $36.3 million in the year ended December 31, 2004 from $22.0 million in the year ended December 31, 2003. Segment operating margin improved to 38.0% in the year ended December 31, 2004 from 31.5% in the year ended December 31, 2003, primarily as a result of the increase in revenues discussed above, partially offset by an increase in direct costs in 2004.

Operational Consulting

Revenues

Operational Consulting segment revenues increased $32.6 million, or 103.5%, to $64.1 million for the year ended December 31, 2004 from $31.5 million for the year ended December 31, 2003. Revenues from time-and-expense engagements increased $22.9 million, or 104.6%, to $44.8 million for the year ended December 31, 2004 from $21.9 million for the year ended December 31, 2003. Revenues from fixed-fee engagements increased $5.6 million, or 77.8%, to $12.8 million for the year ended December 31, 2004 from $7.2 million for the year ended December 31, 2003. Revenues from performance-based engagements increased $4.1 million, or 170.8%, to $6.5 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003.

The overall $32.6 million increase in revenues resulted from an $19.9 million increase in revenues attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants, a $9.1 million increase in revenues attributable to an increase in the average billing rate per hour and a $3.6 million increase in revenues attributable to an increase in our utilization rate. The average number of consultants increased to 201 for the year ended December 31, 2004 from 138 for the year ended December 31, 2003. The average billing rate per hour increased 16.4% to $220 for the year ended December 31, 2004 from $189 for the year ended December 31, 2003. Our utilization rate of 72.5% for the year ended December 31, 2004 was up from 65.0% for the year ended December 31, 2003.

Operating income

Operational Consulting segment operating income increased $15.7 million, or 290.7%, to $21.1 million in the year ended December 31, 2004 from $5.4 million in the year ended December 31, 2003. Segment operating margin increased to 33.0% in the year ended December 31, 2004 from 17.1% in the year ended December 31, 2003, primarily due to the increase in revenues discussed above, partially offset by an increase in direct costs in 2004, as well as investments made during 2003 to start a new practice and expand our capabilities in an existing practice in this segment.

Year ended December 31, 2003 compared to period from March 19, 2002 (inception) through December 31, 2002

Revenues

Revenues increased $66.4 million, or 189.2%, to $101.5 million for the year ended December 31, 2003 from $35.1 million for the partial year ended December 31, 2002. Revenues from time-and-expense engagements increased $55.6 million, or 182.3%, to $86.1 million for the year ended December 31, 2003 from $30.5 million for the partial year ended December 31, 2002. Revenues from fixed-fee engagements increased $8.0 million, or 195.1%, to $12.1 million for the year ended December 31, 2003 from $4.1 million for the partial year ended December 31, 2002. Revenues from performance-based engagements increased $2.8 million to $3.3 million for the year ended December 31, 2003 from $0.5 million for the partial year ended December 31, 2002.

The overall $66.4 million increase in revenues resulted from a $55.9 million increase in revenues attributable to an increase in billable hours associated with the hiring of additional consultants and 2003 having twelve months of operations versus the first eight months of our operations in the 2002 period, a $5.1 million increase in revenues attributable to an increase in the average billing rate per hour and a $5.4 million increase in revenues attributable to an increase in our utilization rate. The average number of consultants increased to 365 for the year ended December 31, 2003 from 247 for the partial year ended December 31, 2002 as we added a substantial number of consultants across all of our practices to meet growing demand for our services. The average billing rate per hour increased to $217 for the year ended December 31, 2003 from $206 for the partial year ended December 31, 2002. In addition, our utilization rate increased to 66.1% for the year ended December 31, 2003 from 57.3% in the partial year ended December 31, 2002. Utilization for the year ended December 31, 2003 was influenced by two large time-sensitive engagements involving a large number of consultants.

Direct costs

Our direct costs increased $43.3 million, or 165.9%, to $69.4 million in the year ended December 31, 2003 from $26.1 million in the partial year ended December 31, 2002. This increase in cost was primarily attributable to the increase in the average number of consultants described above.

Operating expenses

Selling, general and administrative expenses increased $16.4 million, or 186.4%, to $25.2 million in the year ended December 31, 2003 from $8.8 million in the partial year ended December 31, 2002. The increase was due in part to an increase in the average number of non-billable professionals to 76 for the year ended December 31, 2003 from 45 for the partial year ended December 31, 2002 and their related compensation and benefit costs of $9.0 million in the year ended

December 31, 2003 compared to $3.2 million in the partial year ended December 31, 2002. Office and equipment rentals increased to $4.5 million in the year ended December 31, 2003 from $1.1 million in the partial year ended December 31, 2002 as a result of increased office space and other facility costs associated with our quickly growing consultant and administrative workforce.

Depreciation expense increased $1.2 million to $1.6 million in the year ended December 31, 2003 from $0.4 million in the partial year ended December 31, 2002 as we added computers and leasehold improvements during 2003 to support our increase in employees. Amortization expense increased $1.1 million to $3.7 million in the year ended December 31, 2003 from $2.6 million in the partial year ended December 31, 2002. The increase in amortization expense was due to the amortization of the $5.5 million in intangible costs paid in 2002 to obtain the release of certain of our employees from non-competition agreements with Arthur Andersen LLP, their former employer, and the related assumption of $0.8 million in liabilities, both of which were fully amortized by December 31, 2003.

Other operating expenses in the year ended December 31, 2003 consisted of a $1.7 million charge for the loss associated with the abandonment of an office lease while the partial year ended December 31, 2002 consisted of a $2.5 million expense related to management fees paid to an affiliate of Lake Capital Partners LP, which along with Lake Capital Management LLC controls our parent, HCG Holdings LLC, a $0.2 million expense related to advisory fees paid to an affiliate of PPM America, Inc., which is a member of HCG Holdings LLC, and $1.0 million in other organization costs associated with the formation of our company.

Operating loss

The operating loss for the year ended December 31, 2003 amounted to $0.2 million as compared to an operating loss of $6.5 million for the partial year ended December 31, 2002.

Segment results

Financial Consulting

Revenues

Financial Consulting segment revenues increased $47.5 million, or 212.1%, to $69.9 million for the year ended December 31, 2003 from $22.4 million for the partial year ended December 31, 2002. Revenues from time-and-expense engagements increased $44.4 million, or 224.2%, to $64.2 million for the year ended December 31, 2003 from $19.8 million for the partial year ended December 31, 2002. Revenues from fixed-fee engagements increased $2.3 million, or 88.5%, to $4.9 million for the year ended December 31, 2003 from $2.6 million for the partial year ended December 31, 2002. Revenues from performance-based engagements were $0.8 million for the year ended December 31, 2003, and there were no revenues from performance-based engagements in 2002.

The overall $47.5 million increase in revenues resulted from a $36.9 million increase in revenues attributable to an increase in billable hours associated with the hiring of additional consultants and 2003 having twelve months of operations versus the first eight months of our operations in the 2002 period, a $6.1 million increase in revenues attributable to an increase in the average billing rate per hour and a $4.5 million increase in revenues attributable to an increase in our utilization rate. The average number of consultants increased to 227 for the year ended December 31, 2003 from 163 for the partial year ended December 31, 2002 as we added a substantial number of consultants across all of our practices to meet growing demand for our services. The average billing rate per hour increased to $233 for the year ended December 31, 2003 from $212 for the partial year ended December 31, 2002. In addition, our utilization rate of 66.8% for the year ended December 31, 2003 was up from 55.7% for the partial year ended December 31, 2002.

Operating income

Financial Consulting segment operating income increased $18.1 million, or 464.1%, to $22.0 million in the year ended December 31, 2003 from $3.9 million in the partial year ended December 31, 2002. Segment operating margin improved to 31.5% in the year ended December 31, 2003 from 17.5% in the partial year ended December 31, 2002 due to increased revenues and improved utilization rates of 66.8% for the year ended December 31, 2003 from 55.7% for the partial year ended December 31, 2002.

Operational Consulting

Revenues

Operational Consulting segment revenues increased $18.8 million, or 148.0%, to $31.5 million for the year ended December 31, 2003 from $12.7 million for the partial year ended December 31, 2002.

Revenues from time-and-expense engagements increased $11.4 million, or 108.6%, to $21.9 million for the year ended December 31, 2003 from $10.5 million for the partial year ended December 31, 2002. Revenues from fixed-fee engagements increased $5.7 million to $7.2 million for the year ended December 31, 2003 from $1.5 million for the partial year ended December 31, 2002. Revenues from performance-based engagements increased $1.9 million to $2.4 million for the year ended December 31, 2003 from $0.5 million for the partial year ended December 31, 2002.

The overall $18.8 million increase in revenues resulted from an $18.8 million increase in revenues attributable to an increase in billable hours associated with the hiring of additional consultants and 2003 having twelve months of operations versus the first eight months of our operations in the 2002 period and a $1.0 million increase in revenues attributable to an increase in our utilization rate, which were partially offset by a $1.0 million decrease in revenues attributable to a decrease in the average billing rate per hour. The average number of consultants increased to 138 for the year ended December 31, 2003 from 84 for the partial year ended December 31, 2002. Our utilization rate of 65.0% for the year ended December 31, 2003 was up from 60.5% for the partial year ended December 31, 2002. The average billing rate per hour decreased to $189 for the year ended December 31, 2003 from $195 for the partial year ended December 31, 2002.

Operating income

Operational Consulting segment operating income increased $1.9 million, or 54.3%, to $5.4 million in the year ended December 31, 2003 from $3.5 million in the partial year ended December 31, 2002. Segment operating margin decreased to 17.1% in the year ended December 31, 2003 from 27.8% in the partial year ended December 31, 2002 primarily due to investments made during 2003 to start a new practice and expand our capabilities in an existing practice in this segment. A total of 38 consultants were hired for the new and expanded practices during the course of 2003 and revenue generation lagged our investments in payroll and sales and marketing costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, proceeds generated by our IPO, debt capacity available under our credit facility and available cash reserves. Cash and cash equivalents, consisting of demand deposits and short-term commercial paper, increased $23.8 million, from $4.3 million at December 31, 2003, to $28.1 million at December 31, 2004 primarily due to cash generated by our IPO and growth in our business.

Operating activities

Cash flows generated by operating activities totaled $12.5 million for the year ended December 31, 2004 and $4.0 million for the year ended December 31, 2003. The increase in cash provided by operations for the year ended December 31, 2004 was primarily attributable to higher revenues and improved financial results due to the general growth in our business. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and the timing of collections and payments affect these account balances. Receivables from clients and unbilled services increased $11.4 million during the year ended December 31, 2004 primarily due to increased revenues generated and billed. This increase in client balances was substantially offset by a $11.3 million increase in accounts payable and accrued expenses and accrued payroll and related benefits. Accrued payroll and related benefits at December 31, 2004 included $16.3 million of accrued bonuses, which we will pay out in the first quarter of 2005.

Cash flow generated by operating activities totaled $4.0 million for the year ended December 31, 2003 compared to cash used in operating activities of $9.8 million for the partial year ended December 31, 2002. The increase in cash provided by operations for the year ended December 31, 2003 was primarily attributable to revenue growth in excess of the growth in operating expenses when compared to the partial year ended December 31, 2002, which had eight months of operations, and various start-up costs associated with the commencement of operations.

Investing activities

Cash used by investing activities was $6.9 million for the year ended December 31, 2004 and $4.2 million for the year ended December 31, 2003. Use of cash in both periods pertained to the purchase of computer hardware and software, furniture and fixtures and leasehold improvements needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space. We estimate that our capital expenditures in 2005 will be approximately $8.0 million for the purchase of additional computers, furniture and fixtures and leasehold improvements as our business continues to expand.

Cash used by investing activities was $4.2 million for the year ended December 31, 2003 and $8.6 million for the partial year ended December 31, 2002. In the partial year ended December 31, 2002, we paid $5.5 million to obtain the release of certain employees from non-competition agreements with Arthur Andersen LLP, their former employer, and $0.8 million of certain related liabilities. In addition, we paid $2.3 million in the partial year ended December 31, 2002 for the purchase of computer hardware and software, furniture and fixtures and leasehold improvements relating to the hiring of employees and establishment of new offices. Capital expenditures for the purchase of property and equipment, including computer hardware and software, furniture and fixtures and leasehold improvements, were the primary use of cash in the year ended December 31, 2003, as business expansion and the hiring of new employees continued during the course of the year.

Financing activities

Cash provided by financing activities was $18.3 million for the year ended December 31, 2004 primarily due to cash proceeds generated by our IPO, which we used a portion of to redeem the outstanding 8% preferred stock and repay the 8% promissory notes as discussed below. On June 29, 2004, we paid a special dividend to our stockholders. The special dividend was declared on May 12, 2004 for each outstanding share of common stock and 8% preferred stock payable to holders of record on May 25, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.3 million, or $0.09 per share of common stock and $22.18 per share of 8% preferred stock. The payment of the special dividend was funded by our available cash balance and by borrowing availability under our credit agreement described below, which we repaid the following day.

Between April and June 2002, in connection with our initial capitalization, we issued to our parent, HCG Holdings LLC, an aggregate of 12,500 shares of our 8% preferred stock for an aggregate consideration of $12.5 million and an aggregate of approximately 11,281,243 shares of our common stock at a purchase price of $0.02 per share for an aggregate consideration of approximately $0.3 million. Proceeds of approximately $10.1 million were also received from the issuance of 8% promissory notes to HCG Holdings LLC. We had no other borrowings outstanding as of December 31, 2002.

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

Huron Consulting Services LLC had a bank credit agreement that expired on February 10, 2005 that allowed it to borrow up to the lesser of $15.0 million or the sum of (a) 75% of eligible accounts receivable and (b) the lesser of 30% of unbilled services and $3.0 million. Borrowings under the agreement were limited by any outstanding letters of credit. Borrowings under the credit agreement bore interest at either the prime rate or LIBOR, rounded up to the nearest whole percentage, plus 2.75%, and were secured by substantially all of Huron Consulting Services LLC’s assets. The bank credit agreement included covenants for minimum equity and maximum annual capital expenditures as well as covenants restricting our ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business. As of December 31, 2004, we were in compliance with the bank credit agreement debt covenants and had no borrowings outstanding. The balance available under the agreement was $13.3 million after the calculation of eligible accounts receivable and unbilled services balances and a reduction of approximately $1.7 million for letters of credit outstanding.

Prior to the expiration of the bank credit agreement described above, we established a new facility. The new bank credit agreement, expiring on February 10, 2006, allows us to borrow up to the lesser of $25.0 million or the sum of (a) 85% of eligible accounts receivable and (b) the lesser of 40% of unbilled services and $5.0 million. Borrowings under the agreement will be limited by any outstanding letters of credit, will bear interest at LIBOR plus 1.75%, and will be secured by substantially all of our assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures, as well as covenants restricting our ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business.

Future needs

Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional consultants and expanding our service offerings through existing consultants, new hires or acquisitions. We intend to fund such growth over the next twelve months with funds generated from operations, proceeds from our IPO and borrowing availability under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe cash generated from operations and the IPO, supplemented as necessary by borrowings under our credit facility, will be adequate to fund this growth.

CONTRACTUAL OBLIGATIONS

The following tables represent our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2004 (in thousands).

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating leases	$4,461	$9,149	$8,668	$14,601	$36,879
Purchase obligations	1,303	49	20	—	1,372

Total contractual obligations	$5,764	$9,198	$8,688	$14,601	$38,251

We lease our facilities and certain equipment under operating lease arrangements expiring on various dates through 2014, with various renewal options. We lease office facilities under noncancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount.

Purchase obligations include information technology and telecommunication obligations, as well as other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). This statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” SFAS No. 123R supersedes APB 25 and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which we are currently using. Additionally, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

SFAS No. 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The second method is the modified retrospective application, which requires that we restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. We are currently determining which transition method we will adopt and are evaluating the impact SFAS No. 123R will have on our financial position, results of operations, EPS, and cash flows when the statement is adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks related to interest rates and changes in the market value of our investments. We do not enter into interest rate caps or collars or other hedging instruments. Our exposure to changes in interest rates is limited to borrowings under the bank credit agreement, which has a variable interest rates tied to the LIBOR or prime rate. We had no borrowings outstanding under our bank credit agreement as of December 31, 2003 and 2004, and, as a result, any change in interest rates would not have a material effect on our financial position or operating results. From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments and debt obligations, we have concluded that we do not have material market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and supplementary data are included in pages F-1 through F-20 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2005 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election,” “Executive Officers” and “Board Meetings and Committees.”

Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all our employees, officers and directors. The Code is available on our website at www.huronconsultinggroup.com. If we make any amendments to or grant any waivers from the Code which are required to be disclosed pursuant to the Securities Exchange Act of 1934, we will make such disclosures on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2004 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders (1):
2002 Equity Incentive Plan	445,220	$0.02	—	(2)
2002 Equity Incentive Plan (California)	88,597	$0.79	—	(2)
2003 Equity Incentive Plan	1,005,686	$1.07	—	(2)
2004 Omnibus Stock Plan	125,562	$15.50	1,194,088
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

Total	1,665,065	$1.86	1,194,088

(1)	Our equity compensation plans were approved by the existing shareholders prior to our IPO.
(2)	Prior to the completion of our IPO, we established the 2004 Omnibus Stock Plan. We terminated the 2002 Equity Incentive Plan, 2002 Equity Incentive Plan (California) and 2003 Equity Incentive Plan and no further awards will be granted under these plans.

The other information required by this item is incorporated by reference from a portion of the Proxy Statement under “Stock Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL INDEPENDENT ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Audit and Non-Audit Fees.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this annual report on Form 10-K.

1.	Financial Statements – Our independent auditors’ report and consolidated financial statements are listed below and begin on page F-1 of this annual report on Form 10-K.

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – The financial statement schedules required by this item are included in the consolidated financial statements and accompanying notes.

3.	Exhibit Index

Exhibit Number		Exhibit Description
3.1		Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc. (filed herewith).

3.2	*	Bylaws of Huron Consulting Group Inc.

4.1	*	Specimen Stock Certificate.

10.1	*	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as HuronConsulting Group LLC).

10.2	*	Senior Management Agreement, effective as of May 13, 2002, between Huron Consulting Services LLC (formerly known as HuronConsulting Group LLC) and Gary E. Holdren.

10.3	*	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary E. Holdren.

10.4	*	Second Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary E. Holdren.

10.5	*	Restricted Shares Award Agreement, dated December 10, 2002, between Huron Consulting Group Inc., Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC), HCG Holdings LLC and Gary E. Holdren.

10.6	*	Restricted Shares Award Agreement, dated December 31, 2002, between Huron Consulting Group Inc. and Gary E. Holdren.

10.7	*	Senior Management Agreement, effective as of August 12, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and George E. Massaro.

10.8	*	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and George E. Massaro.

10.9	*	Senior Management Agreement, effective as of May 15, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Daniel Broadhurst.

10.10	*	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Daniel Broadhurst.

10.11	*	Senior Management Agreement, effective as of May 1, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Mary Sawall.

10.12	*	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Mary Sawall.

10.13	*	Huron Consulting Group Inc. 2002 Equity Incentive Plan and form of option agreement thereunder.

10.14	*	Amendment No. 1 to Huron Consulting Group Inc. 2002 Equity Incentive Plan.

10.15	*	Amended and Restated Huron Consulting Group Inc. 2002 Equity Incentive Plan (California) and form of option agreement thereunder.

10.16	*	Huron Consulting Group Inc. 2003 Equity Incentive Plan and form of option agreement thereunder.

10.17	*	Huron Consulting Group Inc. 2004 Omnibus Stock Plan and form of option and restricted stock agreement thereunder.

10.18	*	Second Amended and Restated Secured Revolving Line of Credit Note, dated February 11, 2004, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and LaSalle Bank, N.A.

10.19	*	Loan and Security Agreement, dated January 31, 2003, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and LaSalle Bank, N.A., including amendments thereto, dated as of January 28, 2004, February 11, 2004 and May 7, 2004.

10.20		Registration Rights Agreement, dated October 12, 2004, between Huron Consulting Group Inc. and HCG Holdings LLC (filed herewith).

10.21		Management rights letter agreement, dated October 12, 2004, between Huron Consulting Group Inc. and Lake Capital Partners LP (filed herewith).

10.22		Senior Management Agreement, effective as of November 25, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary L. Burge (filed herewith).

10.23		First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary L. Burge (filed herewith).

10.24		Executive Officers’ Compensation for 2004 and 2005 Summary Sheet (filed herewith).

10.25		Directors’ Compensation for 2005 Summary Sheet (filed herewith).

10.26		Third Amended and Restated Secured Revolving Line of Credit Note, dated February 10, 2005, between Huron Consulting Group Inc., Huron Consulting Services LLC and LaSalle Bank, N.A. (filed herewith).

10.27		Amended and Restated Loan and Security Agreement between Huron Consulting Group Inc., Huron Consulting Services LLC and LaSalle Bank, N.A., dated as of February 10, 2005 (filed herewith).

21.1	*	List of Subsidiaries of Huron Consulting Group Inc.

23.1		Consent of PricewaterhouseCoopers LLP.

31.1		Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-115434).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2005.

Signature	Title	Date
/s/ Gary E. Holdren Gary E. Holdren	Chairman, Chief Executive Officer and President	February 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 16, 2005.

Signature	Title	Date
/s/ Gary E. Holdren Gary E. Holdren	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 16, 2005

/s/ George E. Massaro George E. Massaro	Chief Operating Officer and Director	February 16, 2005

/s/ Gary L. Burge Gary L. Burge	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 16, 2005

/s/ DuBose Ausley DuBose Ausley	Director	February 16, 2005

/s/ Deborah A. Bricker Deborah A. Bricker	Director	February 16, 2005

/s/ James D. Edwards James D. Edwards	Director	February 16, 2005

/s/ John McCartney John McCartney	Director	February 16, 2005

/s/ Paul G. Yovovich Paul G. Yovovich	Director	February 16, 2005

HURON CONSULTING GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2004 and 2003	F-3

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 and the period from March 19, 2002 (inception) to December 31, 2002	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2004 and 2003 and the period from March 19, 2002 (inception) to December 31, 2002	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and the period from March 19, 2002 (inception) to December 31, 2002	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Huron Consulting Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Huron Consulting Group Inc. and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and the period from March 19, 2002 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 14, 2005

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$28,092	$4,251
Receivables from clients, net	21,750	15,118
Unbilled services, net	10,830	7,946
Income tax receivable	494	2,286
Deferred income taxes	7,919	1,946
Other current assets	3,053	837

Total current assets	72,138	32,384
Property and equipment, net	8,975	4,498
Other assets:
Deferred income taxes	1,450	2,333
Deposits	656	674

Total other assets	2,106	3,007

Total assets	$83,219	$39,889

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,809	$1,396
Accrued expenses	3,334	3,822
Accrued payroll and related benefits	20,494	13,914
Deferred revenue	2,603	2,273
Interest payable to HCG Holdings LLC	—	820

Total current liabilities	29,240	22,225
Non-current liabilities:
Accrued expenses	598	—
Deferred lease incentives	4,148	—

Total non-current liabilities	4,746	—
Commitments and contingencies
Notes payable to HCG Holdings LLC	—	10,076
8% preferred stock, $1,000 per share stated value plus accrued 8% annual cumulative dividends; 106,840 shares authorized; 0 and 12,500 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	14,212
Stockholders’ equity (deficit)
Common stock (previously named Class A common stock)*; $0.01 par value; 500,000,000 shares authorized; 16,364,574 and 11,281,243 shares issued and outstanding at December 31, 2004 and 2003, respectively	164	259
Class B common stock (retired in 2004)*; $0.01 par value; 6,486,715 shares authorized; 682,348 shares issued and outstanding at December 31, 2003	—	16
Additional paid-in capital	59,608	42
Deferred stock-based compensation	(12,281)	—
Retained earnings (deficit)	1,742	(6,941)

Total stockholders’ equity (deficit)	49,233	(6,624)

Total liabilities and stockholders equity (deficit)	$83,219	$39,889

*	Adjusted to reflect a 1 for 2.3 reverse stock split effected on October 5, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,		Mar. 19, 2002 (inception) to Dec. 31, 2002
	2004	2003
Revenues and reimbursable expenses:
Revenues	$159,550	$101,486	$35,101
Reimbursable expenses	14,361	8,808	2,921

Total revenues and reimbursable expenses	173,911	110,294	38,022
Direct costs and reimbursable expenses:
Direct costs	92,270	69,374	26,055
Stock-based compensation expense	978	27	—
Reimbursable expenses	14,281	8,929	2,921

Total direct costs and reimbursable expenses	107,529	78,330	28,976

Gross profit	66,382	31,964	9,046
Operating expenses:
Selling, general and administrative	40,425	25,171	8,813
Stock-based compensation expense	433	14	—
Depreciation and amortization	2,365	5,328	3,048
Restructuring charges	3,475	—	—
Loss on lease abandonment	—	1,668	—
Management and advisory fees paid to related parties	—	—	2,750
Organizational costs	—	—	965

Total operating expenses	46,698	32,181	15,576

Operating income (loss)	19,684	(217)	(6,530)
Other expenses:
Interest expense, net	692	856	332
Other	—	112	1

Total other expenses	692	968	333

Net income (loss) before provision (benefit) for income taxes	18,992	(1,185)	(6,863)
Provision (benefit) for income taxes	8,128	(122)	(2,697)

Net income (loss)	10,864	(1,063)	(4,166)
Accrued dividends on 8% preferred stock	931	1,066	646

Net income (loss) attributable to common stockholders	$9,933	$(2,129)	$(4,812)

Net income (loss) attributable to common stockholders per share*:
Basic	$0.77	$(0.18)	$(0.41)
Diluted	$0.72	$(0.18)	$(0.41)

Weighted average shares used in calculating net income (loss) attributable to common stockholders per share*:
Basic	12,820	11,871	11,803
Diluted	13,765	11,871	11,803

*	Adjusted to reflect a 1 for 2.3 reverse stock split effected on October 5, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock (previously named Class A Common Stock)		Class B Common Stock (retired in 2004)		Stock Subscription Receivable	Additional Paid-In Capital	Deferred Stock-based Compen- sation	Retained Earnings (Deficit)	Stockholders’ Equity (Deficit)
	Shares*	Amount	Shares*	Amount
Balance at March 19, 2002 (inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Net loss								(4,166)	(4,166)
Issuance of Class A common stock	11,281,243	259							259
Issuance of Class B common stock			521,740	12					12
Stock subscription receivable					(2)				(2)
Accrued dividends on 8% preferred stock								(646)	(646)

Balance at December 31, 2002	11,281,243	259	521,740	12	(2)	—	—	(4,812)	(4,543)
Net loss								(1,063)	(1,063)
Exercise of stock options			160,608	4					4
Stock option compensation						42			42
Stock subscription receivable					2				2
Accrued dividends on 8% preferred stock								(1,066)	(1,066)

Balance at December 31, 2003	11,281,243	259	682,348	16	—	42	—	(6,941)	(6,624)
Net income								10,864	10,864
Dividends paid								(1,250)	(1,250)
Issuance of common stock in connection with:
Initial public offering, net of offering costs	3,333,333	33				44,696			44,729
Restricted stock awards, net of cancellations	821,350	8				12,976	(12,984)		—
Exercise of stock options	29,846		216,454	2		51			53
Stock-based compensation						709	703		1,412
Income tax benefit on stock-based compensation						980			980
1 for 2.3 reverse stock split		(145)		(9)		154			—
Conversion of Class B common stock to common stock	898,802	9	(898,802)	(9)					—
Accrued dividends on 8% preferred stock								(931)	(931)

Balance at December 31, 2004	16,364,574	$164	—	$—	$—	$59,608	$(12,281)	$1,742	$49,233

*	Adjusted for a 1 for 2.3 reverse stock split effected on October 5, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,		Mar. 19, 2002 (inception) to Dec. 31, 2002
	2004	2003
Cash flows from operating activities:
Net income (loss)	$10,864	$(1,063)	$(4,166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,365	5,328	3,048
Loss on long-term deposits	—	111	—
Deferred income taxes	(5,090)	(1,568)	(2,710)
Stock-based compensation expense	1,412	42	—
Tax benefit from stock options exercised	980	—	—
Allowances for doubtful accounts and unbilled services	1,873	1,410	382
Changes in operating assets and liabilities:
Increase in receivables from clients	(7,943)	(9,711)	(6,441)
Increase in unbilled services	(3,446)	(2,198)	(6,506)
Decrease (increase) in income tax receivable, net	2,741	(2,286)	—
Increase in other current assets and other	(2,114)	(449)	(388)
Decrease (increase) in deposits	18	98	(883)
Increase in accounts payable and accrued expenses	4,721	3,661	1,557
Increase in accrued payroll and related benefits	6,580	9,289	4,625
(Decrease) increase in interest payable to HCG Holdings LLC	(820)	477	343
Increase in deferred revenue	330	893	1,380

Net cash provided by (used in) operating activities	12,471	4,034	(9,759)

Cash flows from investing activities:
Purchase of property and equipment, net	(6,943)	(4,179)	(2,312)
Acquisition of intangibles	—	(60)	(6,324)

Net cash used in investing activities	(6,943)	(4,239)	(8,636)

Cash flows from financing activities:
Proceeds from issuance of common stock (previously named Class A common stock), net of offering costs	44,729	—	259
Proceeds from issuance of Class B common stock	—	3	9
Proceeds from (redemption) issuance of 8% preferred stock	(12,500)	—	12,500
Payment of accrued dividends on 8% preferred stock	(2,643)	—	—
Proceeds from exercise of stock options	53	4	—
Proceeds from borrowings under line of credit	37,200	19,175	—
Repayments on line of credit	(37,200)	(19,175)	—
(Redemption of) proceeds from notes issued to HCG Holdings LLC	(10,076)	—	10,076
Dividends paid on common stock	(1,250)	—	—

Net cash provided by financing activities	18,313	7	22,844

Net increase (decrease) in cash and cash equivalents	23,841	(198)	4,449
Cash and cash equivalents:
Beginning of the period	4,251	4,449	—

End of the period	$28,092	$4,251	$4,449

Noncash transaction:
Accrued dividends on 8% preferred stock	$931	$1,066	$646
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,647	$417	$—
Cash paid for taxes	$9,497	$3,736	$—

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

1. Description of Business

Huron Consulting Group Inc. was formed on March 19, 2002. Huron Consulting Group Inc., together with its wholly owned subsidiary, Huron Consulting Services LLC, (collectively the “Company”), is an independent provider of financial and operational consulting services, whose clients include Fortune 500 companies, medium-sized and large businesses, leading academic institutions, healthcare organizations and the law firms that represent these various organizations. The Company is a majority owned subsidiary of HCG Holdings LLC. On October 13, 2004, the Company completed its initial public offering (“IPO”) of shares of its common stock (see Note 10).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements reflect the results of operations and cash flows for the years ended December 31, 2004 and 2003 and the period from March 19, 2002 (inception) to December 31, 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its wholly owned subsidiary, Huron Consulting Services LLC. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from these estimates.

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2004 presentation.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed and determinable and collectibility is reasonably assured. These services are primarily rendered under arrangements that require the client to pay on a time-and-expense basis. Fees are based on the hours incurred at agreed-upon rates and recognized as services are provided. Revenues related to fixed-fee engagements are recognized based on estimates of work completed versus the total services to be provided under the engagement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. The Company also earns revenues on a performance-based fee basis and recognizes such revenues when all performance criteria are met. The Company also has contracts with clients to deliver multiple services that are covered under both individual and separate engagement letters. These arrangements allow for the Company’s services to be valued and accounted for on a separate basis. Direct costs incurred on engagements, including performance-based fee engagements, are expensed in the period incurred.

Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts. Expense reimbursements that are billable to clients are included in total revenues and reimbursable expenses, and typically an equivalent amount of reimbursable expenses are included in total direct costs and reimbursable expenses. Reimbursable expenses related to time-and-expense and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred. Reimbursable expenses subject to performance-based criteria are recognized as revenue when all performance criteria are met.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenues recognized for services performed but not yet billed to clients have been recorded as unbilled services. Client prepayments and retainers are classified as deferred (i.e., unearned) revenue and recognized over future periods as earned in accordance with the applicable engagement agreement.

Allowances for Doubtful Accounts and Unbilled Services

The Company maintains allowances for doubtful accounts and for services performed but not yet billed for estimated losses based on several factors, including the historical percentages of fee adjustments and write-offs by practice group, an assessment of a client’s ability to make required payments and the estimated cash realization from amounts due from clients. The allowances are assessed by management on a regular basis.

The provision for doubtful accounts and unbilled services is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments, the provision is recorded in operating expenses.

Direct Costs and Reimbursable Expenses

Direct costs and reimbursable expenses consists primarily of billable employee compensation and their related benefit costs, the cost of outside consultants or subcontractors assigned to revenue generating activities and direct expenses to be reimbursed by clients.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including overnight investments and commercial paper, with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

To the extent receivables from clients become delinquent, collection activities commence. No single client balance is considered large enough to pose a significant credit risk. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable and bill and collect unbilled services. Management does not anticipate incurring losses on accounts receivable in excess of established allowances.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful life of the asset. Software, computers and related equipment are depreciated over an estimated useful life of 2 to 3 years. Furniture and fixtures are depreciated over 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the initial term of the lease.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” No impairment charges were recorded in 2004, 2003 and 2002.

Intangible Assets

The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that certain identifiable intangible assets be amortized over their expected useful lives.

Non-Current Liabilities

The Company records certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. The Company has recorded in accrued expenses the loss on abandonment of one of its leases as a non-current liability for the payments that are expected to exceed a one-year term. The Company has also recorded as non-current the portion of the deferred lease incentive liability that the Company expects to recognize over a period greater than one year. The deferred lease incentive liability at December 31, 2004 totaled $4.1 million and consists of $3.8 million of tenant improvement allowance. The remaining balance primarily represents rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The payments that will be paid within twelve months of the balance sheet date related to the lease abandonment and the deferred lease incentive are classified as current liabilities. The Company monitors the classification of such liabilities based on the expectation of their utilization periods.

Income Taxes

Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations and elects the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company has measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price.

The following table details the effect on net income (loss) attributable to common stockholders and net income (loss) attributable to common stockholders per share if compensation expense for the stock plans had been recorded based on the fair value method under SFAS No. 123.

	Year Ended December 31,		Mar. 19, 2002 (inception) to Dec. 31, 2002
	2004	2003
Net income (loss) attributable to common stockholders	$9,933	$(2,129)	$(4,812)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	844	25	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(943)	(28)	—

Pro forma net income (loss) attributable to common stockholders	$9,834	$(2,132)	$(4,812)

Earnings (loss) per share:
Basic – as reported	$0.77	$(0.18)	$(0.41)
Basic – pro forma	$0.77	$(0.18)	$(0.41)

Diluted – as reported	$0.72	$(0.18)	$(0.41)
Diluted – pro forma	$0.71	$(0.18)	$(0.41)

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Company provides services through two segments: Financial Consulting and Operational Consulting. The Financial Consulting segment provides services that help clients effectively address complex challenges that arise from litigation, disputes, investigations, regulation, financial distress and other sources of significant conflict or change. The Operational Consulting segment provides services that help clients improve the overall efficiency and effectiveness of their operations by enhancing revenue, reducing costs managing regulatory compliance and maximizing procurement efficiency.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). This statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” SFAS No. 123R supersedes APB 25 and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which the Company is currently using. Additionally, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

SFAS No. 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact SFAS No. 123R will have on its financial position, results of operations, EPS and cash flows when the statement is adopted.

3. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computation are as follows:

	Year ended December 31,		Mar. 19, 2002 (inception) to Dec. 31, 2002
	2004	2003
Net income (loss)	$10,864	$(1,063)	$(4,166)
Dividends accrued on 8% preferred stock	(931)	(1,066)	(646)

Net income (loss) attributable to common stockholders	$9,933	$(2,129)	$(4,812)

Weighted average common shares outstanding – basic	12,820	11,871	11,803
Weighted average common stock equivalents	945	—	—

Weighted average common shares outstanding – diluted	13,765	11,871	11,803

Basic net income (loss) attributable to common stockholders per share	$0.77	$(0.18)	$(0.41)

Diluted net income (loss) attributable to common stockholders per share	$0.72	$(0.18)	$(0.41)

Prior to the redemption of the 8% preferred stock in 2004, the 8% preferred stockholders participated in any dividends paid to common stockholders on an as converted basis using the current period estimated fair market value of a share of common stock. Net loss is not allocated to preferred stockholders.

The computation of diluted EPS for the period from March 19, 2002 (inception) to December 31, 2002 excluded outstanding stock options of 842,826 because the strike prices for those securities were equal to the estimated average market price of the common shares. The computation of diluted EPS for the year ended December 31, 2003 excluded 1,599,185 outstanding stock options because the effect of these securities would have been anti-dilutive as the Company incurred a net loss for the year.

4. Restructuring Charges

In March 2004, the Company incurred a $2.1 million pre-tax restructuring charge associated with the closing of two offices. The charge included approximately $2.0 million for severance payments, which were paid by April 30, 2004, and $0.1 million for office lease payments, which were paid by August 31, 2004.

In September 2004, the Company decided to eliminate a service offering of a practice area in the operational consulting segment that was not meeting its expectations and recorded a pre-tax restructuring charge of $1.3 million in the third quarter of 2004. As of December 31, 2004, the Company has substantially utilized the restructuring reserve through cash payments for severance.

5. Property and Equipment

Property and equipment at December 31, 2004 and 2003, are detailed below:

	December 31,
	2004	2003
Computers, related equipment and software	$5,746	$3,944
Furniture and fixtures	2,925	1,021
Leasehold improvements	4,520	1,525

Property and equipment	13,191	6,490
Accumulated depreciation and amortization	(4,216)	(1,992)

Property and equipment, net	$8,975	$4,498

6. Intangible Assets

During 2002, the Company obtained a release of certain employees from non-competition agreements with Arthur Andersen LLP, their former employer, in exchange for a payment of $5.5 million and the assumption of certain related liabilities in the amount of $0.8 million. The Company estimates that the value received as a result of the employees’ release from these agreements has a useful life of eighteen months, the length of the restrictive covenants in the agreements with Arthur Andersen LLP.

Aggregate amortization expense for the year ended December 31, 2003 and the period from March 19, 2002 (inception) to December 31, 2002 was $3.7 million and $2.6 million, respectively. The remaining net book value of the intangible asset was fully amortized during the year ended December 31, 2003.

7. Employee Benefit Plan

The Company sponsors a qualified defined contribution 401(k) plan covering substantially all of its employees. Under the plan, employees are entitled to make pre-tax contributions. The Company matches an amount equal to the employees’ contributions up to 6% of the employees’ salaries. The Company’s matching contributions for the years ended December 31, 2004, 2003 and the period from March 19, 2002 (inception) to December 31, 2002 were $3.3 million, $2.3 million and $0.9 million, respectively.

8. Notes Payable to HCG Holdings LLC

At various times during 2002, the Company entered into promissory note agreements with HCG Holdings LLC. The total principal amount borrowed under the promissory note agreements as of December 31, 2003 was $10.1 million. Interest accrued daily on the promissory notes at a rate of 8% per year and aggregated $0.8 million at December 31, 2003.

Upon the consummation of the IPO on October 18, 2004, the Company used $10.7 million of the net proceeds from the IPO to repay its notes payable to HCG Holdings LLC, including accrued and unpaid interest of $0.6 million.

9. Line of Credit and Guarantee

Huron Consulting Services LLC had a bank credit agreement that expired on February 10, 2005 that allowed it to borrow up to the lesser of $15.0 million or the sum of (a) 75% of eligible accounts receivable and (b) the lesser of 30% of unbilled services and $3.0 million. Borrowings under the agreement were limited by any outstanding letters of credit. Borrowings bore interest at either the prime rate or LIBOR, rounded up to the nearest whole percentage, plus 2.75%, and were secured by substantially all of Huron Consulting Services LLC’s assets. The borrowing facility was unused as of December 31, 2004 and 2003. At both December 31, 2004 and 2003, Huron Consulting Services LLC was in compliance with or obtained waivers for its debt covenants.

Prior to the expiration of the bank credit agreement described above, the Company established a new facility. The new bank credit agreement, expiring on February 10, 2006, allows the Company to borrow up to the lesser of $25.0 million or the sum of (a) 85% of eligible accounts receivable and (b) the lesser of 40% of unbilled services and $5.0 million. Borrowings under the agreement will be limited by any outstanding letters of credit, will bear interest at LIBOR plus 1.75%, and will be secured by substantially all of the Company’s assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures, as well as covenants restricting the Company’s ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business.

Guarantees in the form of letters of credit of $1.7 million and $1.0 million were outstanding at December 31, 2004 and 2003, respectively, to support certain office lease obligations.

10. Capital Structure and Initial Public Offering

Prior to its IPO, the Company’s capital structure consisted of 8% preferred stock, preferred stock and Class A and Class B common stock.

8% Preferred Stock

The 8% preferred stock had a stated value of $1,000 per share and accrued dividends on a daily basis, compounded annually, at the rate of 8% per annum on the stated value. Between April and June 2002, in connection with the Company’s initial capitalization, the Company issued to HCG Holdings LLC an aggregate of 12,500 shares of the Company’s 8% preferred stock for an aggregate consideration of $12.5 million. Upon the consummation of the Company’s IPO on October 18, 2004, the Company used $15.1 million of the IPO proceeds to redeem all outstanding 8% preferred stock, plus cumulative dividends and a liquidation participation amount totaling $2.6 million.

Preferred Stock

The Company is expressly authorized to issue up to 50,000,000 shares of preferred stock. The Company’s certificate of incorporation authorizes the Company’s board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2004 and 2003, no such preferred stock have been approved or issued.

Common Stock

Prior to the IPO, the Company had issued and outstanding Class A voting and Class B nonvoting common stock. Pursuant to the terms of the Company’s certificate of incorporation, each share of the Company’s Class B common stock was automatically converted into one share of Class A common stock immediately prior to the consummation of the IPO and the Company’s Class A common stock was renamed to “common stock.”

The holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Subject to the rights and preferences of the holders of any series of preferred stock that may at the time be outstanding, holders of common stock are entitled to such dividends as the Company’s board of directors may declare. In the event of any liquidation, dissolution or winding-up of the Company’s affairs, after payment of all of the Company’s debts and liabilities and subject to the rights and preferences of the holders of any series of preferred stock that may at the time be outstanding, holders of common stock will be entitled to receive the distribution of any of the Company’s remaining assets.

Dividends

On May 12, 2004, the Company declared a special dividend for each outstanding share of common stock and 8% preferred stock payable to holders of record on May 25, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.3 million, or $0.09 per share of common stock and $22.18 per share of 8% preferred stock, and was paid on June 29, 2004.

Initial Public Offering

On October 13, 2004, the Company completed its IPO. In the IPO, the Company sold 3,333,333 shares of common stock and a selling stockholder, HCG Holdings LLC, sold 1,666,667 shares of common stock at an offering price of $15.50 per share. On October 22, 2004, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares of common stock from the selling stockholder. The IPO generated gross proceeds to the Company of $51.7 million, or $48.0 million net of underwriting discounts. The Company did not receive any proceeds from the shares sold by the selling stockholder.

11. Equity Incentive Plans

In 2002, the Huron Consulting Group Inc. 2002 Equity Incentive Plan and the Huron Consulting Group Inc. 2002 Equity Incentive Plan (California) were established pursuant to which up to 1,316,740 Class B non-voting and 108,696 Class A voting shares, respectively, may be granted. In 2003, the Huron Consulting Group Inc. 2003 Equity Incentive Plan was established pursuant to which up to 1,377,392 Class B nonvoting shares may be granted.

Prior to the completion of the IPO, the Huron Consulting Group Inc. 2004 Omnibus Stock Plan (the “Omnibus Plan”) was established. The plans described in the paragraph above were terminated and no further awards will be granted under these plans. The Omnibus Plan provides for the issuance of stock options and other equity-based awards valued in whole or in part by reference to, or otherwise based on, the Company’s common stock. A total of 2,141,000 shares of common stock are reserved for issuance under the Omnibus Plan, of which 1,194,088 remain available for future issuance at December 31, 2004. Subject to acceleration under certain conditions, stock options generally vest annually, pro-rata over 4 years. All options expire ten years after the grant date.

The stock option activity under the Company’s various equity incentive plans is as follows (number of options in thousands):

	2004		2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,599	$0.36	843	$0.02	—	$—
Granted:
Exercise price = fair market value	127	15.50	935	0.60	856	0.02
Exercise price < fair market value	422	1.96	—	—	—	—
Exercised	(246)	0.22	(161)	0.02	—	—
Canceled	(237)	0.85	(18)	0.18	(13)	0.02

Outstanding, end of year	1,665	$1.86	1,599	$0.36	843	$0.02

Exercisable, end of year	614	$0.58	47	$0.02	—	$—

Weighted average fair value of options granted during the year:
Exercise price = fair market value	$7.34		$0.69		$—
Exercise price < fair market value	$6.50		—		—

The fair value of each stock option is estimated (on the date of grant) based on the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2004	2003	2002
Expected dividend yield	0%	0%	0%
Expected volatility	12%	1%	1%
Risk-free interest rate	2.6%	2.3%	3.3%
Expected option life (in years)	4	4	5

Options outstanding and exercisable at December 31, 2004 are as follows (number of options in thousands):

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Range of Exercise Prices
$0.00 to $0.02	571	7.8	$0.02	492	$0.02
$0.03 to $0.85	593	8.5	$0.69	105	$0.74
$0.86 to $1.96	375	9.1	$1.96	—	—
$1.97 to $15.50	126	9.7	$15.50	17	$15.50

Total	1,665	8.5	$1.86	614	$0.58

The Company’s Omnibus Plan also provides for granting restricted stock awards to certain employees and officers. Restricted stock awards are restricted from sale and generally vest over a three-year or four-year period. On October 12, 2004, immediately prior to the IPO, the Company granted a total of 767,700 shares of restricted common stock to certain employees and officers. On November 2, 2004, the Company granted an additional 68,850 shares of restricted common stock. Total compensation expense relating to these restricted common stock awards of $13.2 million, which is based on the market value of the shares awarded at the date of grant, will be amortized on a straight-line basis over the vesting period. For the year ended December 31, 2004, amortization expense relating to these restricted common stock awards totaled $0.7 million.

12. Income Taxes

The income tax expense (benefit) for the years ended December 31, 2004 and 2003 and for the period from March 19, 2002 (inception) to December 31, 2002 consists of the following:

	Year ended December 31,		Mar. 19, 2002 (inception) to Dec. 31, 2002
	2004	2003
Current:
Federal	$9,592	$1,139	$—
State	2,647	307	13

Total current	12,239	1,446	13

Deferred:
Federal	(3,162)	(1,256)	(2,171)
State	(949)	(312)	(539)

Total deferred	(4,111)	(1,568)	(2,710)

Income tax expense (benefit)	$8,128	$(122)	$(2,697)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows. The 2003 tax rate effects of meals and entertainment and other non-deductible items are due to the ratio of non-deductible expense relative to the pretax loss for the year. Other non-deductible items include taxes not deductible for federal income tax purposes.

	Year ended December 31,		Mar. 19, 2002 (inception) to Dec. 31, 2002
	2004	2003
Percent of pretax income:
At U.S. statutory tax rate – expense (benefit)	35.0%	(35.0)%	(35.0)%
State income taxes	5.2	(5.2)	(5.1)
Meals and entertainment	2.5	17.9	0.8
Other non-deductible items	0.1	12.0	—

Effective income tax expense (benefit) rate	42.8%	(10.3)%	(39.3)%

Deferred tax assets at December 31, 2004 and 2003 consist of the following:

	Year ended December 31,
	2004	2003
Deferred tax assets:
Accrued payroll and other liabilities	$4,757	$1,144
Amortization of intangibles	2,064	2,283
Revenue recognition	1,787	720
Deferred lease incentives	1,374	69
Stock-based compensation	537	—
Net operating loss carryforward	194	408
Other	61	87

Total deferred assets	10,774	4,711

Deferred tax liabilities:
Property and equipment	(967)	(300)
Prepaid expenses	(438)	(132)

Total deferred liabilities	(1,405)	(432)

Net deferred tax asset	$9,369	$4,279

At December 31, 2004, the Company had a net operating loss carryforward for U.S. federal income tax purposes of approximately $0.5 million that begins to expire in 2023. The income tax loss carryforward may be subject to certain limitations based upon changes in ownership that could impair the ability to utilize the benefits of this loss in the future. Although realization of the net deferred tax asset is not assured, management believes, based upon current estimates, that it is more likely than not that all of the net deferred tax assets will be realized. Accordingly, the Company determined that no valuation allowance against deferred tax assets at December 31, 2004 and 2003 was necessary.

13. Related Party Transactions

On April 23, 2002, HCG Holdings LLC, on behalf of the Company, entered into an agreement with Lake Capital Management LLC, a related party, under which Lake Capital Management LLC agreed to provide certain management services to the Company in exchange for a $1.5 million payment. The Company paid an additional $1.0 million fee upon termination of the agreement in July 2002. Lake Capital Management LLC is an interest holder of HCG Holdings LLC.

In connection with an Advisory Services Agreement, dated April 23, 2002, between HCG Holdings LLC, on behalf of the Company, and PPM America Private Equity Fund, L.P., or PPM LP, a member of HCG Holdings LLC, the Company paid PPM LP $0.3 million for certain advisory services. The advisory services agreement was terminated in July 2002.

14. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal matters arising out of the ordinary course of business. Although the outcome of these matters cannot presently be determined, in the opinion of management, disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Lease Commitments

The Company leases office space and certain equipment under noncancelable operating lease arrangements expiring on various dates through 2014, with various renewal options. The Company’s principal executive offices located in Chicago, Illinois are under a lease that expires in September 2014, with two five-year renewal options, and accounts for approximately 70% of the Company’s future minimum rental commitments. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount. Rental expense, including operating costs and taxes, for the period from March 19, 2002 (inception) to December 31, 2002 and the years ended December 31, 2003 and 2004 was $1.2 million, $3.0 million and $4.1 million, respectively. Future minimum rental commitments under non-cancelable operating leases and sublease income as of December 31, 2004, are as follows:

	Minimum Rental Commitment	Sublease Income
2005	$4,461	$268
2006	4,419	299
2007	4,730	182
2008	4,380
2009	4,288
Thereafter	14,601

Total	$36,879	$749

15. Segment Information

Segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company provides services through two segments: Financial Consulting and Operational Consulting. The Financial Consulting segment provides services that help clients effectively address complex challenges that arise from litigation, disputes, investigations, regulation, financial distress and other sources of significant conflict or change. The Operational Consulting segment provides services that help clients improve the overall efficiency and effectiveness of their operations by enhancing revenue, reducing costs, managing regulatory compliance and maximizing procurement efficiency.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Year ended December 31,		Mar. 19, 2002 (inception) to Dec. 31, 2002
	2004	2003
Financial Consulting:
Revenues	$95,476	$69,941	$22,400
Segment operating income	$36,258	$22,011	$3,912
Segment operating income as a percent of segment revenues	38.0%	31.5%	17.5%

Operational Consulting:
Revenues	$64,074	$31,545	$12,701
Segment operating income	$21,116	$5,383	$3,527
Segment operating income as a percent of segment revenues	33.0%	17.1%	27.8%

Total Company:
Revenues	$159,550	$101,486	$35,101
Reimbursable expenses	14,361	8,808	2,921

Total revenues and reimbursable expenses	$173,911	$110,294	$38,022

Statement of operations reconciliation:
Segment operating income	$57,374	$27,394	$7,439
Charges not allocated at the segment level:
Other selling, general and administrative expenses	31,417	20,601	7,206
Stock-based compensation expense	433	14	—
Depreciation and amortization expense	2,365	5,328	3,048
Restructuring charges	3,475	—	—
Loss on lease abandonment	—	1,668	—
Management and advisory fees paid to related parties and organization costs	—	—	3,715
Interest expense, net	692	856	332
Other	—	112	1

Net income (loss) before provision (benefit) for income taxes	$18,992	$(1,185)	$(6,863)

Segment assets:
Financial Consulting	$18,921	$15,961	$8,727
Operational Consulting	13,659	7,103	3,837
Unallocated assets	50,639	16,825	14,019

Total assets	$83,219	$39,889	$26,583

All long-lived assets are in the United States. During 2004, 2003 and 2002, no client in either segment accounted for 10% or more of total revenues of the Company.

16. Valuation and Qualifying Accounts

The following summarizes the activity of the allowances for doubtful accounts and unbilled services:

	Beginning balance	Additions	Deductions*	Ending balance
Period from March 19, 2002 (inception) to December 31, 2002:
Allowances for doubtful accounts and unbilled services	$—	841	459	$382

Year ended December 31, 2003:
Allowances for doubtful accounts and unbilled services	$382	5,335	3,925	$1,792

Year ended December 31, 2004:
Allowances for doubtful accounts and unbilled services	$1,792	9,051	7,178	$3,665

*	Deductions include write-offs of accounts receivable, fee adjustments related to estimated overruns on fixed and capped fee engagements and other discretionary pricing adjustments.

17. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2004	Mar. 31,	Jun. 30,	Sep. 30	Dec. 31
Revenues	$40,101	$41,503	$37,109	$40,837
Reimbursable expenses	3,443	3,647	3,225	4,046
Total revenues and reimbursable expenses	43,544	45,150	40,334	44,883
Gross profit	15,153	18,885	14,762	17,582
Operating income	4,253	8,731	2,135	4,565
Net income attributable to common stockholders	2,074	4,600	811	2,448
Net income attributable to common stockholders per share*:
Basic	$0.16	$0.35	$0.06	$0.16
Diluted	$0.15	$0.32	$0.06	$0.15
Weighted average shares used in calculating net income attributable to common stockholders per share*:
Basic	11,974	12,050	12,180	15,061
Diluted	12,747	13,044	13,149	16,101

	Quarter Ended
2003	Mar. 31,	Jun. 30,	Sep. 30	Dec. 31
Revenues	$23,212	$23,711	$25,549	$29,014
Reimbursable expenses	2,069	1,837	2,105	2,797
Total revenues and reimbursable expenses	25,281	25,548	27,654	31,811
Gross profit	9,631	7,961	6,461	7,911
Operating income (loss)	3,515	326	(3,315)	(743)
Net income (loss) attributable to common stockholders	1,688	(344)	(2,440)	(1,033)
Net income (loss) attributable to common stockholders per share*:
Basic	$—	$(0.03)	$(0.20)	$(0.09)
Diluted	$—	$(0.03)	$(0.20)	$(0.09)
Weighted average shares used in calculating net income (loss) attributable to common stockholders per share*:
Basic	11,803	11,809	11,927	11,946
Diluted	11,803	11,809	11,927	11,946