Form 10-Q
period 2005-03-31
Huron Consulting Group Inc.
filed 2005-04-28
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                  (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50976

Huron Consulting Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0666114
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

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

As of April 22, 2005, 16,876,462 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets
Current assets:
Cash and cash equivalents	$20,599	$28,092
Receivables from clients, net	22,914	21,750
Unbilled services, net	15,083	10,830
Income tax receivable	—	494
Deferred income taxes	9,234	7,919
Other current assets	3,388	3,053
Total current assets	71,218	72,138
Property and equipment, net	9,121	8,975
Other assets:
Deferred income taxes	1,805	1,450
Deposits	641	656
Total other assets	2,446	2,106
Total assets	$82,785	$83,219

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,637	$2,809
Accrued expenses	2,475	2,384
Accrued payroll and related benefits	10,684	20,494
Income tax payable	4,406	950
Deferred revenue	2,195	2,603
Total current liabilities	22,397	29,240
Non-current liabilities:
Accrued expenses	514	598
Deferred lease incentives	4,279	4,148
Total non-current liabilities	4,793	4,746
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 16,886,053 shares issued at March 31, 2005 (unaudited) and 16,364,574 shares issued and outstanding at December 31, 2004	169	164
Treasury stock, 15,200 shares at March 31, 2005, at cost	(236)	—
Additional paid-in capital	70,532	59,608
Deferred stock-based compensation	(21,439)	(12,281)
Retained earnings	6,569	1,742
Total stockholders’ equity	55,595	49,233
Total liabilities and stockholders equity	$82,785	$83,219

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues and reimbursable expenses:
Revenues	$46,760	$40,101
Reimbursable expenses	4,370	3,443
Total revenues and reimbursable expenses	51,130	43,544
Direct costs and reimbursable expenses:
Direct costs	24,945	24,856
Stock-based compensation	999	12
Reimbursable expenses	4,387	3,523
Total direct costs and reimbursable expenses	30,331	28,391
Gross profit	20,799	15,153
Operating expenses:
Selling, general and administrative	11,312	8,156
Stock-based compensation	411	2
Depreciation	847	603
Restructuring charges	—	2,139
Total operating expenses	12,570	10,900
Operating income	8,229	4,253
Other (income) expense:
Interest (income) expense, net	(165)	245
Other income	(1)	—
Total other (income) expense	(166)	245
Income before provision for income taxes	8,395	4,008
Provision for income taxes	3,568	1,661
Net income	4,827	2,347
Accrued dividends on 8% preferred stock	—	273
Net income attributable to common stockholders	$4,827	$2,074

Net income attributable to common stockholders per share:
Basic	$0.31	$0.16
Diluted	$0.29	$0.15

Weighted average shares used in calculating net income attributable to common stockholders per share:
Basic	15,547	11,974
Diluted	16,677	12,747

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Deferred Stock-based Compensation	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	16,364,574	$164	$—	$59,608	$(12,281)	$1,742	$49,233
Net income	—	—	—	—	—	4,827	4,827
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	505,817	5	(236)	10,597	(10,366)	—	—
Exercise of stock options	20,759	—	—	12	—	—	12
Stock-based compensation	—	—	—	202	1,208	—	1,410
Income tax benefit on stock-based compensation	—	—	—	113	—	—	113
Balance at March 31, 2005	16,891,150	$169	$(236)	$70,532	$(21,439)	$6,569	$55,595

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,827	$2,347
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	847	603
Deferred income taxes	(1,670)	(184)
Stock-based compensation expense	1,410	14
Tax benefit from stock-based compensation	113	—
Allowances for doubtful accounts and unbilled services	547	779
Changes in operating assets and liabilities:
Increase in receivables from clients	(1,244)	(349)
Increase in unbilled services	(4,720)	(8,871)
Decrease in income tax receivable	494	1,801
Increase in other current assets	(335)	(389)
Decrease in deposits	15	308
Decrease in accounts payable and accrued expenses	(34)	(772)
Decrease in accrued payroll and related benefits	(9,810)	(1,526)
Increase in income tax payable	3,456	—
Decrease in interest payable to HCG Holdings LLC	—	(620)
(Decrease) increase in deferred revenue	(408)	1,710
Net cash used in operating activities	(6,512)	(5,149)

Cash flows from investing activities:
Purchase of property and equipment, net	(993)	(532)
Net cash used in investing activities	(993)	(532)

Cash flows from financing activities:
Proceeds from exercise of stock options	12	—
Proceeds from borrowings under line of credit	—	14,000
Repayments on line of credit	—	(12,500)
Net cash provided by financing activities	12	1,500
Net decrease in cash and cash equivalents	(7,493)	(4,181)
Cash and cash equivalents:
Beginning of the period	28,092	4,251
End of the period	$20,599	$70

Noncash transaction:
Accrued dividends on 8% preferred stock	$—	$273

Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$911
Cash paid for taxes	$1,174	$44

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s annual report on Form 10-K. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3.	New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). In April 2005, the SEC adopted a new rule that amends the effective date of SFAS No. 123R. Under the new rule, the Company must adopt SFAS No. 123R effective January 1, 2006. This statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which the Company is currently using. Additionally, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

SFAS No. 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The second method is the modified retrospective application, which requires that the Company restate prior period financial statements. The Company is currently determining which transition method it will adopt and does not expect the adoption of SFAS No. 123R to have a material impact on its financial position, results of operations, EPS or cash flows.

4.	Stock-based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations and elects the disclosure option of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accordingly, the Company has measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price.

The following table details the effect on net income attributable to common stockholders and net income attributable to common stockholders per share if compensation expense for the stock plans had been recorded based on the fair value method under SFAS No. 123.

	Three Months Ended March 31,
	2005	2004
Net income attributable to common stockholders	$4,827	$2,074
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	843	8
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(892)	(22)
Pro forma net income attributable to common stockholders	$4,778	$2,060
Earnings per share:
Basic - as reported	$0.31	$0.16
Basic - pro forma	$0.31	$0.16
Diluted - as reported	$0.29	$0.15
Diluted - pro forma	$0.29	$0.15

During the first quarter of 2005, the Company granted a total of 490,617 shares of restricted common stock to certain employees and officers with a weighted-average fair market value of $21.13. Total compensation expense relating to these restricted common stock awards of $10.4 million, which is based on the market value of the shares awarded at the date of grant, will be amortized on a straight-line basis over the vesting period.

5.	Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computation are as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$4,827	$2,347
Dividends accrued on 8% preferred stock	—	(273)
Amount allocated to preferred stockholders	—	(194)
Net income attributable to common stockholders	$4,827	$1,880

Weighted average common shares outstanding - basic	15,547	11,974
Weighted average common stock equivalents	1,130	773
Weighted average common shares outstanding - diluted	16,677	12,747

Basic net income attributable to common stockholders per share	$0.31	$0.16
Diluted net income attributable to common stockholders per share	$0.29	$0.15

Prior to the redemption of the 8% preferred stock in October 2004, the 8% preferred stockholders participated in any dividends paid to common stockholders on an as converted basis using the current period estimated fair market value of a share of common stock. There were no anti-dilutive securities for the three months ended March 31, 2005 and 2004.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.	Restructuring Charges

In March 2004, the Company incurred a $2.1 million pre-tax restructuring charge associated with the closing of two offices. The charge included approximately $2.0 million for severance payments, which were paid by April 30, 2004, and $0.1 million for office lease payments, which were paid by August 31, 2004.

7.	Line of Credit and Guarantee

The Company has a bank credit agreement, expiring on February 10, 2006, that allows it to borrow up to the lesser of $25.0 million or the sum of (a) 85% of eligible accounts receivable and (b) the lesser of 40% of unbilled services and $5.0 million. Borrowings under the agreement are limited by any outstanding letters of credit, bear interest at LIBOR plus 1.75%, and are secured by substantially all of the Company’s assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures, as well as covenants restricting the Company’s ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business. The Company had no borrowings outstanding as of March 31, 2005 and December 31, 2004. At both March 31, 2005 and December 31, 2004, the Company was in compliance with its debt covenants.

Guarantees in the form of letters of credit of $1.7 million were outstanding at both March 31, 2005 and December 31, 2004 to support certain office lease obligations.

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

The Company may reclassify certain revenues and expenses among the segments to align them with the changes in the Company’s internal organizational structure. Beginning January 1, 2005, the Forensic Technology and Discovery Services group within the Financial Consulting segment was moved into the Operational Consulting segment to improve marketing synergies with the Legal Business Consulting practice. Previously reported segment information has been reclassified to reflect this change. This reclassification had no effect on previously reported net income.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended March 31,
	2005	2004
Financial Consulting:
Revenues	$24,553	$23,557
Segment operating income	$9,987	$7,761
Segment operating income as a percent of segment revenues	40.7%	32.9%
Operational Consulting:
Revenues	$22,207	$16,544
Segment operating income	$8,751	$5,823
Segment operating income as a percent of segment revenues	39.4%	35.2%
Total Company:
Revenues	$46,760	$40,101
Reimbursable expenses	4,370	3,443
Total revenues and reimbursable expenses	$51,130	$43,544

Statement of operations reconciliation:
Segment operating income	$18,738	$13,584
Charges not allocated at the segment level:
Other selling, general and administrative expenses	9,251	6,587
Stock-based compensation expense	411	2
Depreciation expense	847	603
Restructuring charges	—	2,139
Other (income) expense	(166)	245
Income before provision for income taxes	$8,395	$4,008

During the first quarter of 2005, revenues from one client represented $6.5 million, or 13.8%, of the Company's consolidated revenues. Of this amount, $5.5 million was generated by the Financial Consulting segment and $1.0 million was generated by the Operational Consulting segment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiary, Huron Consulting Services LLC.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” or “continue.” These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including without limitation, that our business continues to grow at the current expectations; that we are able to expand our service offerings through our existing consultants and new hires; and that existing market conditions do not change from current expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Please see “Risk Factors” in our 2004 annual report on Form 10-K for a complete description of the material risks we face.

OVERVIEW

Our History
Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants that consisted primarily of former Arthur Andersen LLP partners and professionals, with equity sponsorship from a group of investors led by Lake Capital Management LLC. On October 13, 2004, we completed our initial public offering (“IPO”) and became a publicly traded company.

Our Business
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

Most of our revenues have been generated from time-and-expense engagements. In time-and-expense engagements, fees are based on the hours incurred at agreed upon billing rates. Time-and-expense engagements represented approximately 81.6% of our revenues in the three months ended March 31, 2005.

In fixed-fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed-fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three months ended March 31, 2005, fixed-fee engagements represented approximately 16.4% of our revenues.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. While performance-based fee revenues represented approximately 2.0% of our revenues in the three months ended March 31, 2005, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our financial consulting and operational consulting clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve this, we continue to hire highly qualified consultants. Since we commenced operations, we more than doubled the number of our consultants from 213 on May 31, 2002 to 499 as of March 31, 2005. To expand our business, we remain focused on growing our existing relationships and developing new relationships by continuing to promote and deliver an integrated approach to service delivery and by broadening the scope of our existing services. Additionally, we intend to enhance our visibility in the marketplace by continuing to build our brand.

INITIAL PUBLIC OFFERING

On October 13, 2004, we completed our initial public offering (“IPO”). In the IPO, we sold 3,333,333 shares of common stock and a selling stockholder, HCG Holdings LLC, sold 1,666,667 shares of common stock at an offering price of $15.50 per share. On October 22, 2004, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares of common stock from the selling stockholder. The IPO generated gross proceeds to us of $51.7 million, or $48.0 million net of underwriting discounts. We did not receive any proceeds from the shares sold by the selling stockholder. On October 18, 2004, we used $15.1 million of the net proceeds to redeem the outstanding 8% preferred stock, including cumulative dividends and a liquidation participation amount totaling $2.6 million. Also on October 18, 2004, the Company used $10.7 million of the net proceeds to repay the notes payable to HCG Holdings LLC, including accrued and unpaid interest of $0.6 million. We are using the remaining proceeds for general corporate purposes, including working capital. Additionally, immediately prior to the consummation of this offering, each outstanding share of Class B common stock automatically converted into a share of Class A common stock and our Class A common stock was renamed to “common stock.”

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies include revenue recognition, the allowances for doubtful accounts and unbilled services, valuation of net deferred tax assets and stock-based compensation.

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

RESULTS OF OPERATIONS

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. The Company periodically reclassifies certain revenues and expenses among the segments to align them with the changes in the Company’s internal organizational structure. Beginning January 1, 2005, the Forensic Technology and Discovery Services group within the Financial Consulting segment was moved into the Operational Consulting segment to improve marketing synergies with the Legal Business Consulting practice. Previously reported segment information has been revised to reflect this change.

	Three Months Ended March 31,
Segment and Consolidated Operating Results (in thousands):	2005	2004
Revenues and reimbursable expenses:
Financial Consulting revenues	$24,553	$23,557
Operational Consulting revenues	22,207	16,544
Total revenues	46,760	40,101
Total reimbursable expenses	4,370	3,443
Total revenues and reimbursable expenses	$51,130	$43,544

Operating income:
Financial Consulting	$9,987	$7,761
Operational Consulting	8,751	5,823
Total segment operating income	18,738	13,584

Unallocated corporate costs	9,251	6,587
Depreciation expense	847	603
Other operating expenses	411	2,141
Total operating expenses	10,509	9,331

Operating income	$8,229	$4,253

Other Operating Data:
Number of consultants (at period end) (1):
Financial Consulting	258	282
Operational Consulting	241	201
Total	499	483
Average number of consultants (for the period):
Financial Consulting	267	287
Operational Consulting	231	196
Total	498	483
Utilization rate (2):
Financial Consulting	74.3%	72.1%
Operational Consulting	78.6%	75.3%
Total	76.3%	73.4%
Average billing rate per hour (3):
Financial Consulting	$274	$244
Operational Consulting	$228	$210
Total	$250	$229

(1)	Consultants consist of our billable professionals.
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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues
Revenues increased $6.7 million, or 16.6%, to $46.8 million for the three months ended March 31, 2005 from $40.1 million for the three months ended March 31, 2004. Revenues from time-and-expense engagements increased $6.6 million, or 20.9%, to $38.2 million for the three months ended March 31, 2005 from $31.6 million for the three months ended March 31, 2004. Revenues from fixed-fee engagements increased $1.4 million, or 22.2%, to $7.7 million for the three months ended March 31, 2005 from $6.3 million for the three months ended March 31, 2004. Revenues from performance-based engagements decreased $1.3 million, or 59.1%, to $0.9 million for the three months ended March 31, 2005 from $2.2 million for the three months ended March 31, 2004.

The overall $6.7 million increase in revenues resulted from a $4.5 million increase in revenues attributable to an increase in the average billing rate per hour, a $1.4 million increase in revenues attributable to an increase in our utilization rate, and a $0.8 million increase in revenues attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants. The average billing rate per hour increased 9.2% to $250 for the three months ended March 31, 2005 from $229 for the three months ended March 31, 2004. Average billing rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked on client assignments during the same period. In addition, our utilization rate increased to 76.3% for the three months ended March 31, 2005 from 73.4% for the three months ended March 31, 2004. The utilization rate for any given period is calculated by dividing the number of hours all our consultants worked on client assignments during the period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days. The average number of consultants increased to 498 for the three months ended March 31, 2005 from 483 for the three months ended March 31, 2004, as we added a number of consultants in our Operational Consulting segment to meet growing demand for our services and position us for future growth.

Direct Costs
Our direct costs remained flat at $24.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Although our average number of consultants increased by 15 for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, our direct payroll costs remained unchanged as incremental salaries and wages associated with new managers, associates and analysts were substantially offset by a decrease in the number of our managing directors. The decrease in the number of managing directors resulted from the closing of two small, underperforming offices in the first quarter of 2004 and the elimination of a service offering in the operational consulting segment in the third quarter of 2004. As a result of these actions, a total of six managing director positions were eliminated. We expect direct costs will increase in the near term as we focus primarily on hiring additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors.

Stock-based compensation expense increased to $1.0 million for the three months ended March 31, 2005 due to the granting of restricted stock awards. On October 12, 2004, immediately prior to our IPO, we granted a total of 767,700 shares of restricted common stock with an aggregate fair market value of $11.9 million. During the first quarter of 2005, we granted an additional 490,617 shares of restricted common stock with an aggregate fair market value of $10.4 million. Compensation expense for restricted common stock is amortized on a straight-line basis over the vesting period, which is generally four years.

Operating Expenses
Selling, general and administrative expenses increased $3.1 million, or 37.8%, to $11.3 million in the three months ended March 31, 2005 from $8.2 million in the three months ended March 31, 2004. The increase was due in part to an increase in the average number of non-billable professionals to 131 for the three months ended March 31, 2005 from 101 for the three months ended March 31, 2004 and their related compensation and benefit costs of $5.1 million in the three months ended March 31, 2005 compared to $4.0 million in the three months ended March 31, 2004. We added a number of non-billable professionals during the past year to establish a public company infrastructure. The remaining increase in selling, general and administrative costs in the three months ended March 31, 2005 compared to the same period in the prior year was due to increases in training and recruiting costs, new costs associated with being a public company, rent and other facility costs, promotion and marketing costs and other administrative costs associated with the general growth in our business activity. We expect operating expenses will increase in the future in response to ongoing growth in our business activity.

Stock-based compensation expense totaled $0.4 million for the three months ended March 31, 2005 due to the granting of restricted stock awards as discussed above.

Depreciation expense increased $0.2 million, or 33.3%, to $0.8 million in the three months ended March 31, 2005 from $0.6 million in the three months ended March 31, 2004 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees.

Other operating expenses in the first quarter of 2004 consisted of a $2.1 million pre-tax restructuring charge associated with the closing of two small, underperforming offices in Miami, Florida and Palo Alto, California.

Operating Income
Operating income increased $3.9 million, or 90.7%, to $8.2 million for the three months ended March 31, 2005 from $4.3 million for the three months ended March 31, 2004. The increase in operating income was primarily due to the increases in revenues and billing rates, partially offset by the increases in operating expenses as discussed above. Additionally, operating income for the three months ended March 31, 2004 was reduced by the $2.1 million restructuring charge discussed above. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 17.6% in the three months ended March 31, 2005 from 10.6% in the three months ended March 31, 2004, or 16.4% excluding restructuring and severance charges.

Segment Results

Financial Consulting

Revenues

During the first quarter of 2005, we experienced a cyclical slowdown in corporate advisory services while the demand for our valuation practice declined. However, strong results in our disputes and investigations practice more than offset these decreases, resulting in a solid quarter for our Financial Consulting segment.

Financial Consulting segment revenues increased $1.0 million, or 4.2%, to $24.6 million for the three months ended March 31, 2005 from $23.6 million for the three months ended March 31, 2004. Revenues from time-and-expense engagements increased $1.4 million, or 6.4%, to $23.2 million for the three months ended March 31, 2005 from $21.8 million for the three months ended March 31, 2004. Revenues from fixed-fee engagements decreased $0.4 million, or 22.2%, to $1.4 million for the three months ended March 31, 2005 from $1.8 million for the three months ended March 31, 2004. There were no revenues from performance-based engagements for the three months ended March 31, 2005 and 2004.

The overall $1.0 million increase in revenues resulted from a $2.7 million increase in revenues attributable to an increase in the average billing rate per hour and a $0.7 million increase in revenues attributable to an increase in our utilization rate, partially offset by a $2.4 million decrease in revenues attributable to a decrease in billable hours associated with a decrease in the number of consultants. The average billing rate per hour increased 12.3% to $274 for the three months ended March 31, 2005 from $244 for the three months ended March 31, 2004. In addition, our utilization rate increased to 74.3% for the three months ended March 31, 2005 from 72.1% for the three months ended March 31, 2004. The average number of consultants decreased to 267 for the three months ended March 31, 2005 from 287 for the three months ended March 31, 2004.

Operating Income
Financial Consulting segment operating income increased $2.2 million, or 28.2%, to $10.0 million in the three months ended March 31, 2005 from $7.8 million in the three months ended March 31, 2004. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 40.7% in the three months ended March 31, 2005 from 32.9% in the three months ended March 31, 2004, primarily as a result of a decrease in direct costs combined with the 4.2% increase in revenues.

Operational Consulting

Revenues
Operational Consulting segment revenues increased $5.7 million, or 34.5%, to $22.2 million for the three months ended March 31, 2005 from $16.5 million for the three months ended March 31, 2004. Revenues from time-and-expense engagements increased $5.2 million, or 53.1%, to $15.0 million for the three months ended March 31, 2005 from $9.8 million for the three months ended March 31, 2004. Revenues from fixed-fee engagements increased $1.8 million, or 40.0%, to $6.3 million for the three months ended March 31, 2005 from $4.5 million for the three months ended March 31, 2004. Revenues from performance-based engagements decreased $1.3 million, or 59.1%, to $0.9 million for the three months ended March 31, 2005 from $2.2 million for the three months ended March 31, 2004.

Of the overall $5.7 million increase in revenues, $3.2 million was attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants, $1.8 million was attributable to an increase in the average billing rate per hour and $0.7 million was attributable to an increase in our utilization rate. The average number of consultants increased to 231 for the three months ended March 31, 2005 from 196 for the three months ended March 31, 2004, as we added a number of consultants over the past year to meet growing demand for our services. The average billing rate per hour increased 8.6% to $228 for the three months ended March 31, 2005 from $210 for the three months ended March 31, 2004. In addition, our utilization rate increased to 78.6% for the three months ended March 31, 2005 from 75.3% for the three months ended March 31, 2004.

Operating Income
Operational Consulting segment operating income increased $3.0 million, or 51.7%, to $8.8 million for the three months ended March 31, 2005 from $5.8 million for the three months ended March 31, 2004. Segment operating margin increased to 39.4% in the three months ended March 31, 2005 from 35.2% in the same period last year, primarily due to the increases in revenues as discussed above, partially offset by increases in direct costs and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, proceeds generated by our IPO, debt capacity available under our credit facility and available cash reserves. Cash and cash equivalents, consisting of demand deposits and short-term commercial paper, decreased $7.5 million from $28.1 million at December 31, 2004 to $20.6 million at March 31, 2005.

Cash used in operating activities totaled $6.5 million for the three months ended March 31, 2005 and $5.1 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings, and timing of collections and payments affect these account balances. Cash used for operations during the three months ended March 31, 2005 primarily consisted of cash payments for bonuses, payroll and related benefits that were accrued at December 31, 2004. Receivables from clients and unbilled services increased $6.0 million during the three months ended March 31, 2005, primarily due to increased revenues generated and billed. This increase in client balances was partially offset by a $3.5 million increase in income taxes payable.

Cash used in investing activities was $1.0 million for the three months ended March 31, 2005 and $0.5 million for the same period last year. Use of cash in both periods pertained to the purchase of computer hardware and software, furniture and fixtures and leasehold improvements needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space. We estimate that our capital expenditures in 2005 will be approximately $8.0 million for the purchase of additional computers, network equipment, furniture and fixtures and leasehold improvements as our business continues to expand.

We have a bank credit agreement expiring on February 10, 2006 that allows us to borrow up to the lesser of $25.0 million or the sum of (a) 85% of eligible accounts receivable and (b) the lesser of 40% of unbilled services and $5.0 million. Borrowings under the agreement are limited by any outstanding letters of credit, bear interest at LIBOR plus 1.75%, and are secured by substantially all of the Company’s assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures, as well as covenants restricting our ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business. As of March 31, 2005, we were in compliance with the bank credit agreement debt covenants and had no borrowings outstanding. The balance available under the agreement was $20.1 million after the calculation of eligible accounts receivable and unbilled services balances and a reduction of approximately $1.7 million for letters of credit outstanding.

Future Needs
Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional consultants and expanding our service offerings through existing consultants, new hires or acquisitions. We intend to fund such growth with cash generated from operations, proceeds from our IPO and borrowing availability under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe cash generated from operations and the IPO, supplemented as necessary by borrowings under our credit facility, will be adequate to fund this growth.

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

RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). In April 2005, the SEC adopted a new rule that amends the effective date of SFAS No. 123R. Under the new rule, the Company must adopt SFAS No. 123R effective January 1, 2006. This statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which the Company is currently using. Additionally, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

SFAS No. 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The second method is the modified retrospective application, which requires that we restate prior period financial statements. We are currently determining which transition method we will adopt and do not expect the adoption of SFAS No. 123R to have a material impact on our financial position, results of operations, EPS, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to interest rates and changes in the market value of our investments. We do not enter into interest rate swaps, caps or collars or other hedging instruments. Our exposure to changes in interest rates is limited to borrowings under the bank credit agreement, which has a variable interest rate tied to the LIBOR. We had no borrowings outstanding as of March 31, 2005; therefore, any change in interest rates would not have a material effect on our financial position or operating results. From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments and debt obligations, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HURON CONSULTING GROUP INC.

Date: April 28, 2005	By: /s/ Gary L. Burge
Gary L. Burge
Chief Financial Officer