Form 10-Q
period 2005-06-30
Huron Consulting Group Inc.
filed 2005-08-10
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, 17,164,127 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

INDEX

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Consolidated Statement of Stockholders’ Equity	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II - Other Information

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signature		26

HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets
Current assets:
Cash and cash equivalents	$15,099	$28,092
Receivables from clients, net	25,682	21,750
Unbilled services, net	14,626	10,830
Income tax receivable	803	494
Deferred income taxes	9,664	7,919
Other current assets	3,305	3,053
Total current assets	69,179	72,138
Property and equipment, net	11,413	8,975
Deferred income taxes	2,246	1,450
Deposits	641	656
Intangible assets, net	2,123	—
Goodwill	14,554	—
Total assets	$100,156	$83,219

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,221	$2,809
Accrued expenses	3,364	2,384
Accrued payroll and related benefits	18,877	20,494
Income tax payable	230	950
Deferred revenue	4,524	2,603
Current portion of notes payable	1,000	—
Total current liabilities	30,216	29,240
Non-current liabilities:
Accrued expenses	444	598
Deferred lease incentives	4,200	4,148
Notes payable, net of current portion	2,000	—
Total non-current liabilities	6,644	4,746
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 17,122,661 shares issued at June 30, 2005 and 16,364,574 shares issued and outstanding at December 31, 2004	171	164
Treasury stock, 45,450 shares at June 30, 2005, at cost	(750)	—
Additional paid-in capital	73,166	59,608
Deferred stock-based compensation	(20,517)	(12,281)
Retained earnings	11,226	1,742
Total stockholders’ equity	63,296	49,233
Total liabilities and stockholders equity	$100,156	$83,219

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues and reimbursable expenses:
Revenues	$50,517	$41,503	$97,277	$81,604
Reimbursable expenses	4,691	3,647	9,061	7,090
Total revenues and reimbursable expenses	55,208	45,150	106,338	88,694
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	27,514	22,549	52,459	47,405
Stock-based compensation	1,240	174	2,239	186
Intangible assets amortization	385	—	385	—
Reimbursable expenses	4,704	3,542	9,091	7,065
Total direct costs and reimbursable expenses	33,843	26,265	64,174	54,656
Operating expenses:
Selling, general and administrative	11,650	9,624	22,962	17,780
Stock-based compensation	456	58	867	60
Depreciation and amortization	1,109	472	1,956	1,075
Restructuring charges	—	—	—	2,139
Total operating expenses	13,215	10,154	25,785	21,054
Operating income	8,150	8,731	16,379	12,984
Other (income) expense:
Interest (income) expense, net	(64)	271	(229)	516
Other (income) expense	—	(1)	(1)	(1)
Total other (income) expense	(64)	270	(230)	515
Income before provision for income taxes	8,214	8,461	16,609	12,469
Provision for income taxes	3,557	3,576	7,125	5,237
Net income	4,657	4,885	9,484	7,232
Accrued dividends on 8% preferred stock	—	285	—	558
Net income attributable to common stockholders	$4,657	$4,600	$9,484	$6,674

Net income attributable to common stockholders per share:
Basic	$0.30	$0.35	$0.61	$0.50
Diluted	$0.28	$0.32	$0.57	$0.47

Weighted average shares used in calculating net income attributable to common stockholders per share:
Basic	15,646	12,050	15,597	12,011
Diluted	16,773	13,044	16,725	13,005

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Deferred Stock-based Compensation	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	16,364,574	$164	$—	$59,608	$(12,281)	$1,742	$49,233
Net income	—	—	—	—	—	9,484	9,484
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	557,117	5	(750)	11,676	(10,931)	—	—
Exercise of stock options	209,620	2	—	102	—	—	104
Stock-based compensation	—	—	—	411	2,695	—	3,106
Income tax benefit on stock-based compensation	—	—	—	1,369	—	—	1,369
Balance at June 30, 2005	17,131,311	$171	$(750)	$73,166	$(20,517)	$11,226	$63,296

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$9,484	$7,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,341	1,075
Deferred income taxes	(2,541)	(641)
Stock-based compensation expense	3,106	246
Tax benefit from stock-based compensation	1,369	744
Allowances for doubtful accounts and unbilled services	145	1,120
Changes in operating assets and liabilities:
Increase in receivables from clients	(2,928)	(7,636)
Increase in unbilled services	(4,698)	(4,603)
(Increase) decrease in income tax receivable	(309)	2,286
Decrease (increase) in other current assets	2	(1,053)
Decrease in deposits	17	136
Increase in accounts payable and accrued expenses	(1,184)	702
(Decrease) increase in accrued payroll and related benefits	(1,618)	675
(Decrease) increase in income tax payable	(720)	748
Decrease in interest payable to HCG Holdings LLC	—	(417)
Increase in deferred revenue	1,088	324
Net cash provided by operating activities	3,554	938

Cash flows from investing activities:
Purchase of property and equipment, net	(4,285)	(3,035)
Purchase of business, net of cash acquired	(12,366)	—
Net cash used in investing activities	(16,651)	(3,035)

Cash flows from financing activities:
Proceeds from exercise of stock options	104	39
Proceeds from borrowings under line of credit	—	34,200
Repayments on line of credit	—	(34,200)
Dividends paid	—	(1,250)
Net cash provided by (used in) financing activities	104	(1,211)
Net decrease in cash and cash equivalents	(12,993)	(3,308)
Cash and cash equivalents:
Beginning of the period	28,092	4,251
End of the period	$15,099	$943

Noncash transaction:
Issuance of notes payable for purchase of business	$3,000	$—
Accrued dividends on 8% preferred stock	$—	$558

Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$920
Cash paid for taxes	$9,327	$2,100

The accompanying notes are an integral part of the consolidated financial statements

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1.	Description of Business

Huron Consulting Group Inc. was formed on March 19, 2002. Huron Consulting Group Inc., together with its wholly owned subsidiaries, Huron Consulting Services LLC and Speltz & Weis LLC, (the “Company”), is an independent provider of financial and operational consulting services, whose clients include Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations and the law firms that represent these various organizations. The majority of the issued and outstanding common stock of the Company is held by HCG Holdings LLC.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s annual report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income attributable to common stockholders	$4,657	$4,600	$9,484	$6,674
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	1,014	135	1,857	143
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,054)	(128)	(1,946)	(150)
Pro forma net income attributable to common stockholders	$4,617	$4,607	$9,395	$6,667
Earnings per share:
Basic - as reported	$0.30	$0.35	$0.61	$0.50
Basic - pro forma	$0.30	$0.35	$0.60	$0.50
Diluted - as reported	$0.28	$0.32	$0.57	$0.47
Diluted - pro forma	$0.28	$0.32	$0.56	$0.47

The Company also grants restricted stock awards to certain employees and officers. Expense relating to restricted stock awards is amortized on a straight-line basis over the vesting period. Restricted stock information is as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Restricted shares granted (in thousands)	51	557
Weighted-average market price of shares granted	$20.48	$21.07
Restricted shares outstanding (at period end, in thousands)	1,333	1,333
Restricted shares amortization expense	$1,486	$2,695

5.	Business Combination

On May 5, 2005, Huron Consulting Group Inc. entered into a Membership Interest Purchase and Sale Agreement to acquire 100% of the outstanding membership interests of Speltz & Weis LLC (“S&W”). The acquisition was consummated on May 9, 2005. The results of S&W’s operations have been included within the Financial Consulting segment since that date. S&W is a specialized consulting firm consisting of 26 consultants. With the acquisition of S&W, the Company can provide full-service offerings to hospitals and other healthcare facilities, including interim management, organizational renewal and turnaround services, and other crisis management services.

The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million cash paid at closing, notes payable totaling $3.0 million payable in three equal installments of $1.0 million (together with accrued interest at 4% per annum) beginning on May 8, 2006, and $0.2 million of transaction costs. Additional

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

purchase consideration may be payable based on the performance of S&W during the three-year period beginning June 1, 2005 and ending May 30, 2008. Such amounts will be recorded as an adjustment to goodwill if payable. Also, additional payments may be made based on the amount of revenues the Company receives from certain referrals made by S&W employees. Such amounts will be recorded as an expense if payable.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining a third-party valuation of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

May 9, 2005
Assets Acquired:
Current assets	$2,291
Equipment	16
Intangible assets	2,600
Goodwill	14,554
19,461
Liabilities Assumed:
Current liabilities	2,307

Net Assets Acquired	$17,154

The $14.6 million of goodwill was assigned to the Financial Consulting segment, all of which is deductible for tax purposes.

The $2.6 million of acquired intangible assets have a weighted-average useful life of approximately 10.2 months, which consisted of customer contracts of $1.9 million (8.4 months weighted-average useful life) and customer relationships of $0.7 million (15.1 months weighted-average useful life). The Company assigned relatively short lives to the customer contracts and customer relationships due to the short-term nature of the services and relationships provided under these contracts, which primarily consist of interim management services.

The following unaudited pro forma financial data gives effect to the acquisition of S&W as if it had been completed at the beginning of the period. This unaudited pro forma financial data is not necessarily indicative of the operating results that would have been achieved if the acquisition had occurred on the dates indicated, nor are they necessarily indicative of future results.
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues, net of reimbursable expenses	$52,853	$45,779	$105,559	$89,289
Operating income	$8,212	$8,795	$17,248	$13,557
Income before provision for income taxes	$8,263	$8,499	$17,441	$12,987
Net income attributable to common stockholders	$4,664	$4,577	$9,855	$6,857
Net income attributable to common stockholders per share:
Basic	$0.30	$0.35	$0.63	$0.52
Diluted	$0.28	$0.32	$0.59	$0.48

6.	Goodwill and Intangible Assets

The carrying amount of goodwill at June 30, 2005 was $14.6 million, which is attributable to the Financial Consulting segment and resulted from the acquisition of S&W as discussed in note 5 above.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Intangible assets as of June 30, 2005 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$1,900	$385
Customer relationships	700	92
Total	$2,600	$477

Intangible assets amortization expense was $0.5 million for the three and six months ended June 30, 2005. Estimated intangible assets amortization expense is $2.1 million for 2005 and $0.5 million for 2006.

These amounts are based on the estimated fair values of the assets acquired and liabilities assumed at the date of the S&W acquisition. Such estimated fair values could change based on the finalization of a third-party valuation of certain intangible assets.

7.	Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$4,657	$4,885	$9,484	$7,232
Dividends accrued on 8% preferred stock	—	(285)	—	(558)
Amount allocated to preferred stockholders	—	(427)	—	(622)
Net income attributable to common stockholders	$4,657	$4,173	$9,484	$6,052

Weighted average common shares outstanding - basic	15,646	12,050	15,597	12,011
Weighted average common stock equivalents	1,127	994	1,128	994
Weighted average common shares outstanding - diluted	16,773	13,044	16,725	13,005

Basic net income attributable to common stockholders per share	$0.30	$0.35	$0.61	$0.50
Diluted net income attributable to common stockholders per share	$0.28	$0.32	$0.57	$0.47

Prior to the redemption of the 8% preferred stock in October 2004, the 8% preferred stockholders participated in any dividends paid to common stockholders on an as converted basis using the current period estimated fair market value of a share of common stock. There were no anti-dilutive securities for the three and six months ended June 30, 2005 and 2004.

8.	Restructuring Charges

In March 2004, the Company incurred a $2.1 million pre-tax restructuring charge associated with the closing of two offices. The charge included approximately $2.0 million for severance payments, which were paid by April 30, 2004, and $0.1 million for office lease payments, which were paid by August 31, 2004.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
9.	Line of Credit and Guarantee

The Company has a bank credit agreement, expiring on February 10, 2006, that allows it to borrow up to the lesser of $25.0 million or the sum of (a) 85% of eligible accounts receivable and (b) the lesser of 40% of unbilled services and $5.0 million. Borrowings under the agreement are limited by any outstanding letters of credit, bear interest at LIBOR plus 1.75%, and are secured by substantially all of the Company’s assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures, as well as covenants restricting the Company’s ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business. The Company had no borrowings outstanding under the bank credit agreement as of June 30, 2005 and December 31, 2004. At both June 30, 2005 and December 31, 2004, the Company was in compliance with its debt covenants.

Guarantees in the form of letters of credit of $1.7 million were outstanding at both June 30, 2005 and December 31, 2004 to support certain office lease obligations.

10.	Commitments and Contingencies

From time to time, the Company is involved in various legal matters arising out of the ordinary course of business. Although the outcome of these matters cannot presently be determined, in the opinion of management, disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

11.	Segment Information

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Financial Consulting:
Revenues	$29,890	$25,442	$54,443	$48,999
Segment operating income	$12,457	$11,421	$22,444	$19,182
Segment operating income as a percent of segment revenues	41.7%	44.9%	41.2%	39.1%
Operational Consulting:
Revenues	$20,627	$16,061	$42,834	$32,605
Segment operating income	$7,237	$5,521	$15,988	$11,344
Segment operating income as a percent of segment revenues	35.1%	34.4%	37.3%	34.8%
Total Company:
Revenues	$50,517	$41,503	$97,277	$81,604
Reimbursable expenses	4,691	3,647	9,061	7,090
Total revenues and reimbursable expenses	$55,208	$45,150	$106,338	$88,694

Statement of operations reconciliation:
Segment operating income	$19,694	$16,942	$38,432	$30,526
Charges not allocated at the segment level:
Other selling, general and administrative expenses	9,979	7,681	19,230	14,268
Stock-based compensation expense	456	58	867	60
Depreciation and amortization	1,109	472	1,956	1,075
Restructuring charges	—	—	—	2,139
Other (income) expense	(64)	270	(230)	515
Income before provision for income taxes	$8,214	$8,461	$16,609	$12,469

During the three and six months ended June 30, 2005, revenues from one client represented greater than 10.0% of the Company's consolidated revenues as presented in the table below. This client’s total receivables and unbilled services balance at June 30, 2005 represented 12.2% of the Company’s total receivables and unbilled services balance.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Financial Consulting	$4,821	$10,343
Operational Consulting	938	1,879
Total	$5,759	$12,222
Percentage of Consolidated Revenues	11.4%	12.6%

12.	Subsequent Event

One of the Company’s clients filed for bankruptcy on July 5, 2005. That client is seeking to retain the Company’s interim management team to continue its services during the course of the bankruptcy, which is subject to approval by the bankruptcy court. The Company expects the retention decision to be made in September 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,”“company,”“we,”“us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries, Huron Consulting Services LLC and Speltz & Weis LLC.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,”“should,”“expects,”“plans,”“anticipates,”“believes,”“estimates,” or “continues.” These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including without limitation, that our business continues to grow at the current expectations; that we are able to expand our service offerings through our existing consultants and new hires; and that existing market conditions do not change from current expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Please see “Risk Factors” in our 2004 annual report on Form 10-K for a complete description of the material risks we face.

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

On May 5, 2005, Huron Consulting Group Inc. entered into a Membership Interest Purchase and Sale Agreement to acquire 100% of the outstanding membership interests of Speltz & Weis LLC (“S&W”). The acquisition was consummated on May 9, 2005. S&W is a specialized consulting firm consisting of 26 consultants. With the acquisition of S&W, the Company can provide full-service offerings to hospitals and other healthcare facilities, including interim management, organizational renewal and turnaround services, and other crisis management services.

The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million cash paid at closing, notes payable totaling $3.0 million payable in three equal installments of $1.0 million (together with accrued interest at 4% per annum) beginning on May 8, 2006, and $0.2 million of transaction costs. Additional purchase consideration may be payable based on the performance of S&W during the three-year period beginning June 1, 2005 and ending May 30, 2008. Also, additional payments may be made based on the amount of revenues the Company receives from certain referrals made by S&W employees.

Our Business
Huron is an independent provider of financial and operational consulting services, with clients that include Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations and the law firms that represent these various organizations.

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

Most of our revenues have been generated from time-and-expense engagements. In time-and-expense engagements, fees are based on the hours incurred at agreed upon billing rates. Time-and-expense engagements represented approximately 85.4% and 83.6% of our revenues in the three and six months ended June 30, 2005, respectively.

In fixed-fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed-fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three and six months ended June 30, 2005, fixed-fee engagements represented approximately 12.6% and 14.4%, respectively, of our revenues.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. While performance-based fee revenues represented approximately 2.0% of our revenues in both the three and six months ended June 30, 2005, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our financial consulting and operational consulting clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve this, we continue to hire highly qualified consultants. During the first six months of 2005, we increased the number of our consultants by 15.3%, from 483 on December 31, 2004 to 557 as of June 30, 2005. To expand our business, we remain focused on growing our existing relationships and developing new relationships by continuing to promote and deliver an integrated approach to service delivery and by broadening the scope of our existing services. Additionally, we intend to enhance our visibility in the marketplace by continuing to build our brand.

INITIAL PUBLIC OFFERING

On October 13, 2004, we completed our IPO. In the IPO, we sold 3,333,333 shares of common stock and a selling stockholder, HCG Holdings LLC, sold 1,666,667 shares of common stock at an offering price of $15.50 per share. On October 22, 2004, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares of common stock from the selling stockholder. The IPO generated gross proceeds to us of $51.7 million, or $48.0 million net of underwriting discounts. We did not receive any proceeds from the shares sold by the selling stockholder. On October 18, 2004, we used $15.1 million of the net proceeds to redeem the outstanding 8% preferred stock, including cumulative dividends and a liquidation participation amount totaling $2.6 million. Also on October 18, 2004, the Company used $10.7 million of the net proceeds to repay the notes payable to HCG Holdings LLC, including accrued and unpaid interest of $0.6 million. We are using the remaining proceeds for general corporate purposes, including working capital and business acquisitions. Additionally, immediately prior to the consummation of this offering, each outstanding share of Class B common stock automatically converted into a share of Class A common stock and our Class A common stock was renamed to “common stock.”

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are five accounting policies that could be considered critical. These critical accounting policies include revenue recognition, the allowances for doubtful accounts and unbilled services, valuation of goodwill and other intangible assets, valuation of net deferred tax assets and stock-based compensation.

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

Allowances for Doubtful Accounts and Unbilled Services
We maintain allowances for doubtful accounts and for services performed but not yet billed for estimated losses based on several factors, including an assessment of a client’s ability to make required payments, the estimated cash realization from amounts due from clients, and the historical percentages of fee adjustments and write-offs by practice group. The allowances are assessed by management on a regular basis. If the financial condition of a client deteriorates in the future, impacting the client’s ability to make payments, an increase to our allowance might be required or our allowance may not be sufficient to cover actual write-offs.

The provision for doubtful accounts and unbilled services is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments, the provision is recorded in operating expenses.

Valuation of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company’s goodwill balance as of June 30, 2005, was $14.6 million, which resulted from the acquisition of S&W in the second quarter of 2005. Under the provisions of SFAS No. 142 - Goodwill and Other Intangible Assets, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. The Company has elected and will begin to perform this annual impairment test in the second quarter of 2006 or earlier if indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. The Company’s intangible assets balances, net of accumulated amortization, totaled $2.1 million at June 30, 2005 and consist of customer contracts and relationships relating to the S&W acquisition. The Company obtained an independent valuation to estimate the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions about future customer attrition. The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Segment and Consolidated Operating Results (in thousands):	2005	2004	2005	2004
Revenues and reimbursable expenses:
Financial Consulting	$29,890	$25,442	$54,443	$48,999
Operational Consulting	20,627	16,061	42,834	32,605
Total revenues	50,517	41,503	97,277	81,604
Total reimbursable expenses	4,691	3,647	9,061	7,090
Total revenues and reimbursable expenses	$55,208	$45,150	$106,338	$88,694

Operating income:
Financial Consulting	$12,457	$11,421	$22,444	$19,182
Operational Consulting	7,237	5,521	15,988	11,344
Total segment operating income	19,694	16,942	38,432	30,526

Unallocated corporate costs	10,435	7,739	20,097	14,328
Depreciation and amortization expense	1,109	472	1,956	1,075
Other operating expenses	—	—	—	2,139
Total operating expenses	11,544	8,211	22,053	17,542

Operating income	$8,150	$8,731	$16,379	$12,984

Other Operating Data:
Number of consultants (at period end) (1):
Financial Consulting	284	276
Operational Consulting	273	212
Total	557	488
Average number of consultants (for the period):
Financial Consulting	270	277	270	281
Operational Consulting	256	202	243	199
Total	526	479	513	480
Utilization rate (2):
Financial Consulting	80.4%	73.4%	77.5%	72.7%
Operational Consulting	71.6%	69.7%	75.0%	72.5%
Total	76.1%	71.8%	76.3%	72.6%
Average billing rate per hour (3):
Financial Consulting (4)	$282	$267	$278	$256
Operational Consulting	$223	$223	$226	$216
Total (4)	$254	$248	$252	$238

(1)	Consultants consist of our billable professionals, excluding interns and independent contractors.
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
(4)
Included in the three and six months ended June 30, 2004 was a $1.6 million success fee related to the completion of a series of asset sales transactions managed on behalf of a single Financial Consulting segment client over a two-year period. Excluding this success fee, Financial Consulting average billing rate for the three and six months ended June 30, 2004 would have been $250 and $247, respectively. Total average billing rate for the three and six months ended June 30, 2004 would have been $239 and $234, respectively.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues
Revenues increased $9.0 million, or 21.7%, to $50.5 million for the three months ended June 30, 2005 from $41.5 million for the three months ended June 30, 2004. Revenues for the quarter ended June 30, 2005 included $3.2 million of revenues generated by S&W. Revenues from time-and-expense engagements increased $8.8 million, or 25.7%, to $43.1 million for the three months ended June 30, 2005 from $34.3 million for the three months ended June 30, 2004. Revenues from fixed-fee engagements increased $2.6 million, or 68.4%, to $6.4 million for the three months ended June 30, 2005 from $3.8 million for the three months ended June 30, 2004. Revenues from performance-based engagements decreased $2.4 million, or 70.6%, to $1.0 million for the three months ended June 30, 2005 from $3.4 million for the three months ended June 30, 2004. Included in performance-based revenues in the three months ended June 30, 2004 was a $1.6 million success fee related to the completion of a series of asset sales transactions managed on behalf of a single Financial Consulting segment client over a two-year period.

Of the overall $9.0 million increase in revenues, $4.7 million was attributable to an increase in billable hours, $2.8 million was attributable to an increase in our utilization rate, and $1.5 million was attributable to an increase in the average billing rate per hour. The increase in billable hours was due to an increase in new and existing client engagements, the hiring of additional consultants and increased usage of independent contractors. The average number of consultants increased to 526 for the three months ended June 30, 2005 from 479 for the three months ended June 30, 2004, as we added a number of consultants in our Operational Consulting segment to meet growing demand for our services. The increase in consultants was also reflective of the addition of 26 consultants through the S&W acquisition. Revenues generated by independent contractors increased $1.0 million, or 200.0%, to $1.5 million for the three months ended June 30, 2005 from $0.5 million for the same period last year. Our utilization rate increased to 76.1% for the three months ended June 30, 2005 from 71.8% for the three months ended June 30, 2004. The utilization rate for any given period is calculated by dividing the number of hours all our consultants worked on client assignments during the period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days. In addition, our average billing rate per hour increased 2.4% to $254 for the three months ended June 30, 2005 from $248 for the three months ended June 30, 2004, or $239 excluding the aforementioned success fee. Average billing rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked on client assignments during the same period.

Direct Costs
Our direct costs, which exclude depreciation and amortization discussed separately below under operating expenses, increased $5.0 million, or 22.0%, to $27.5 million in the three months ended June 30, 2005 from $22.5 million in the three months ended June 30, 2004. This increase was primarily attributable to the increase in the average number of consultants described above and a $0.5 million increase in signing bonuses. We expect direct costs will continue to increase in the near term as we focus primarily on hiring additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors.

Stock-based compensation expense increased to $1.2 million for the three months ended June 30, 2005 from $0.2 million for the same period last year due to the granting of restricted stock awards. On October 12, 2004, immediately prior to our IPO, we granted a total of 767,700 shares of restricted common stock with an aggregate fair market value of $11.9 million. During the first six months of 2005, we granted an additional 557,100 shares of restricted common stock with an aggregate fair market value of $11.4 million. Compensation expense for restricted common stock is amortized on a straight-line basis over the vesting period, which is generally four years.

Direct costs in the three months ended June 30, 2005 also included $0.4 million of intangible assets amortization expense resulting from the S&W acquisition. Customer contracts valued at $1.9 million are being amortized over a weighted-average life of 8.4 months.

Operating Expenses
Selling, general and administrative expenses increased $2.1 million, or 21.1%, to $11.7 million in the three months ended June 30, 2005 from $9.6 million in the three months ended June 30, 2004. The increase was due in part to an increase in the average number of non-billable professionals to 137 for the three months ended June 30, 2005 from 109 for the three months ended June 30, 2004 and their related compensation and benefit costs of $5.3 million in the three months ended June 30, 2005 compared to $3.9 million in the three months ended June 30, 2004. We added a number of non-billable professionals during the past year in preparation for and to continue to support a public company infrastructure. The remaining increase in selling, general and administrative costs in the three months ended June 30, 2005 compared to the same period in the prior year was due to increases in training and recruiting costs, promotion and marketing costs, rent and other facility costs, other administrative costs associated with the general growth in our business activity, and new costs associated with being a public company, including Sarbanes-Oxley compliance. This increase was partially offset by lower severance charges as compared to the three months ended June 30, 2004, when we recorded $0.4 million of such charges. We expect operating expenses will increase in the future in response to ongoing growth in our business activity.

Stock-based compensation expense totaled $0.5 million for the three months ended June 30, 2005 due to the granting of restricted stock awards as discussed above.

Depreciation expense increased $0.5 million, or 100.0%, to $1.0 million in the three months ended June 30, 2005 from $0.5 million in the three months ended June 30, 2004 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Intangible assets amortization was $0.1 million in the three months ended June 30, 2005. In conjunction with the S&W acquisition, we recorded $0.7 million of intangible assets representing customer relationships, which is being amortized over a weighted-average life of 15.1 months.

Operating Income
Operating income decreased $0.5 million, or 6.7%, to $8.2 million for the three months ended June 30, 2005 from $8.7 million for the three months ended June 30, 2004. Operating income for the three months ended June 30, 2004 included $1.3 million associated with the aforementioned $1.6 million success fee recorded in the quarter. The decrease in operating income was primarily due to the increases in direct costs, stock-based compensation expense, selling, general and administrative expense, depreciation and intangible assets amortization as discussed above, partially offset by an increase in revenues. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 16.1% in the three months ended June 30, 2005 from 21.0% in the three months ended June 30, 2004. The second quarter 2004 success fee had an approximately two percentage points favorable impact on operating margin.

Net Income Attributable to Common Stockholders
Net income attributable to common stockholders increased $0.1 million, or 1.2%, to $4.7 million for the three months ended June 30, 2005 from $4.6 million for the three months ended June 30, 2004. Net income attributable to common stockholders per diluted share (“diluted EPS”) decreased 12.5% to $0.28 for the three months ended June 30, 2005 from $0.32 for the comparable period last year. Diluted EPS attributable to the S&W acquisition was $0.01 for the three months ended June 30, 2005, net of the amortization of intangible assets, which was $0.5 million pre-tax and $0.3 million after-tax, or $0.02 per share. The 12.5% decrease in diluted EPS was primarily due to additional shares issued during the IPO.

Segment Results

Financial Consulting

Revenues

Financial Consulting segment revenues increased $4.5 million, or 17.5%, to $29.9 million for the three months ended June 30, 2005 from $25.4 million for the three months ended June 30, 2004. Revenues from time-and-expense engagements increased $5.9 million, or 26.1%, to $28.5 million for the three months ended June 30, 2005 from $22.6 million for the three months ended June 30, 2004. Revenues from fixed-fee engagements increased $0.2 million, or 16.7%, to $1.4 million for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004. There were no revenues from performance-based engagements for the three months ended June 30, 2005 as compared to $1.6 million for the three months ended June 30, 2004, which consisted of fees recognized relating to the successful completion of a series of asset sales transactions managed on behalf of a single client over a two-year period.

Of the overall $4.5 million increase in revenues, $2.5 million was attributable to an increase in our utilization rate, $1.5 million was attributable to an increase in the average billing rate per hour, and a $0.5 million was attributable to an increase in billable hours. Our utilization rate increased to 80.4% for the three months ended June 30, 2005 from 73.4% for the three months ended June 30, 2004. The average billing rate per hour increased 5.6% to $282 for the three months ended June 30, 2005 from $267 for the three months ended June 30, 2004, or $250 excluding the aforementioned success fee. Although the Financial Consulting segment average billable headcount decreased from 277 for the three months ended June 30, 2004 to 270 for the three months ended June 30, 2005, the number of billable hours increased due to independent contractor usage at S&W. Revenues generated by independent contractors totaled $0.8 million for the three months ended June 30, 2005 as compared to $0.1 for the same period last year.

Operating Income
Financial Consulting segment operating income increased $1.1 million, or 9.6%, to $12.5 million in the three months ended June 30, 2005 from $11.4 million in the three months ended June 30, 2004. Operating income associated with the $1.6 million success fee recognized in the second quarter of 2004 was $1.3 million. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 41.7% in the three months ended June 30, 2005 from 44.9% in the three months ended June 30, 2004, primarily as a result of increases in direct costs, stock-based compensation and amortization expense, partially offset by an increase in revenues. The second quarter 2004 success fee had an approximately two percentage points favorable impact on operating margin.

Operational Consulting

Revenues
Operational Consulting segment revenues increased $4.5 million, or 28.4%, to $20.6 million for the three months ended June 30, 2005 from $16.1 million for the three months ended June 30, 2004. Revenues from time-and-expense engagements increased $2.8 million, or 23.7%, to $14.6 million for the three months ended June 30, 2005 from $11.8 million for the three months ended June 30, 2004. Revenues from fixed-fee engagements increased $2.5 million, or 100.0%, to $5.0 million for the three months ended June 30, 2005 from $2.5 million for the three months ended June 30, 2004. Revenues from performance-based engagements decreased $0.8 million, or 44.4%, to $1.0 million for the three months ended June 30, 2005 from $1.8 million for the three months ended June 30, 2004.

Of the overall $4.5 million increase in revenues, $4.1 million was attributable to an increase in billable hours and $0.4 million was attributable to an increase in our utilization rate. The increase in billable hours was generated by new and existing clients engagements and the hiring of additional consultants. The average number of consultants increased to 256 for the three months ended June 30, 2005 from 202 for the three months ended June 30, 2004, as we added a number of consultants over the past year to meet growing demand for our services. The increase in billable hours was also reflective of increased usage of independent contractors. Revenues generated by independent contractors increased $0.3 million, or 75.0%, to $0.7 million for the three months ended June 30, 2005 from $0.4 million for the same period last year. In addition, our utilization rate increased to 71.6% for the three months ended June 30, 2005 from 69.7% for the three months ended June 30, 2004. The average billing rate per hour remained flat at $223 for the three months ended June 30, 2005.

Operating Income
Operational Consulting segment operating income increased $1.7 million, or 31.7%, to $7.2 million for the three months ended June 30, 2005 from $5.5 million for the three months ended June 30, 2004. Segment operating margin increased slightly to 35.1% in the three months ended June 30, 2005 from 34.4% in the same period last year.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues
Revenues increased $15.7 million, or 19.2%, to $97.3 million for the six months ended June 30, 2005 from $81.6 million for the six months ended June 30, 2004. Revenues for the six months ended June 30, 2005 included $3.2 million of revenues generated by S&W. Revenues from time-and-expense engagements increased $15.3 million, or 23.2%, to $81.3 million for the six months ended June 30, 2005 from $66.0 million for the six months ended June 30, 2004. Revenues from fixed-fee engagements increased $4.0 million, or 40.0%, to $14.0 million for the six months ended June 30, 2005 from $10.0 million for the six months ended June 30, 2004. Revenues from performance-based engagements decreased $3.6 million, or 64.3%, to $2.0 million for the six months ended June 30, 2005 from $5.6 million for the six months ended June 30, 2004. Included in performance-based revenues in the six months ended June 30, 2004 was a $1.6 million success fee related to the completion of a series of asset sales transactions managed on behalf of a single Financial Consulting segment client over a two-year period.

Of the overall $15.7 million increase in revenues, $6.2 million was attributable to an increase in the average billing rate per hour, $5.3 million was attributable to an increase in billable hours, and $4.2 million was attributable to an increase in our utilization rate. Our average billing rate per hour increased 5.9% to $252 for the six months ended June 30, 2005 from $238 for the six months ended June 30, 2004, or $234 excluding the aforementioned success fee. The increase in billable hours was generated by new and existing client engagements, the hiring of additional consultants and increased usage of independent contractors. The average number of consultants increased to 513 for the six months ended June 30, 2005 from 480 for the six months ended June 30, 2004, as we added a number of consultants in our Operational Consulting segment to meet growing demand for our services and the addition of 26 consultants through the S&W acquisition. Revenues generated by independent contractors increased $1.4 million, or 127.3%, to $2.5 million for the six months ended June 30, 2005 from $1.1 million for the same period last year. In addition, our utilization rate increased to 76.3% for the six months ended June 30, 2005 from 72.6% for the six months ended June 30, 2004.

Direct Costs
Our direct costs, which exclude depreciation and amortization discussed separately below under operating expenses, increased $5.1 million, or 10.7%, to $52.5 million in the six months ended June 30, 2005 from $47.4 million in the six months ended June 30, 2004. This increase was primarily attributable to the increase in the average number of consultants described above and a $0.7 million increase in signing bonuses.

Stock-based compensation expense increased to $2.2 million for the six months ended June 30, 2005 from $0.2 million for the same period last year due to the granting of restricted stock awards as discussed in the three-month comparison.

Direct costs in the six months ended June 30, 2005 also included $0.4 million of intangible assets amortization expense resulting from the S&W acquisition as discussed in the three-month comparison.

Operating Expenses
Selling, general and administrative expenses increased $5.2 million, or 29.1%, to $23.0 million in the six months ended June 30, 2005 from $17.8 million in the six months ended June 30, 2004. The increase was due in part to an increase in the average number of non-billable professionals to 134 for the six months ended June 30, 2005 from 105 for the six months ended June 30, 2004 and their related compensation and benefit costs of $10.4 million in the six months ended June 30, 2005 compared to $7.9 million in the six months ended June 30, 2004. We added a number of non-billable professionals during the past year in preparation for and to continue to support a public company infrastructure. The remaining increase in selling, general and administrative costs in the six months ended June 30, 2005 compared to the same period in the prior year was due to increases in training and recruiting costs, rent and other facility costs, promotion and marketing costs, and new costs associated with being a public company, including Sarbanes-Oxley compliance. This increase was partially offset by lower severance charges as compared to the six months ended June 30, 2004, when we recorded $0.6 million of such charges. We expect operating expenses will increase in the future in response to ongoing growth in our business activity.

Stock-based compensation expense totaled $0.9 million for the six months ended June 30, 2005 due to the granting of restricted stock awards as discussed in the three-month comparison.

Depreciation expense increased $0.8 million, or 72.7%, to $1.9 million in the six months ended June 30, 2005 from $1.1 million in the six months ended June 30, 2004 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. In the six months ended June 30, 2005, we recognized $0.1 million of intangible assets amortization expense relating to the S&W acquisition as discussed in the three-month comparison.

Operating Income
Operating income increased $3.4 million, or 26.1%, to $16.4 million for the six months ended June 30, 2005 from $13.0 million for the six months ended June 30, 2004. Operating income for the six months ended June 30, 2004 included $1.3 million associated with the aforementioned $1.6 million success fee recorded in the period. The increase in operating income was primarily due to the increase in revenues, partially offset by the increases in direct costs and operating expenses as discussed above. Operating margin was 16.8% in the six months ended June 30, 2005 compared to 15.9% in the six months ended June 30, 2004. The 2004 success fee had an approximately one percentage point favorable impact on operating margin.

Net Income Attributable to Common Stockholders
Net income attributable to common stockholders increased $2.8 million, or 42.1%, to $9.5 million for the six months ended June 30, 2005 from $6.7 million for the six months ended June 30, 2004. Diluted EPS increased 21.3% to $0.57 for the six months ended June 30, 2005 from $0.47 for the comparable period last year. Diluted EPS attributable to the S&W acquisition was $0.01 for the six months ended June 30, 2005, net of the amortization of intangible assets, which was $0.5 million pre-tax or $0.3 million after-tax, or $0.02 per share. The 21.3% increase in diluted EPS was primarily due to higher earnings, partially offset by additional shares issued during the IPO.

Segment Results

Financial Consulting

Revenues

Financial Consulting segment revenues increased $5.4 million, or 11.1%, to $54.4 million for the six months ended June 30, 2005 from $49.0 million for the six months ended June 30, 2004. Revenues from time-and-expense engagements increased $7.3 million, or 16.4%, to $51.7 million for the six months ended June 30, 2005 from $44.4 million for the six months ended June 30, 2004. Revenues from fixed-fee engagements decreased $0.3 million, or 10.0%, to $2.7 million for the six months ended June 30, 2005 from $3.0 million for the six months ended June 30, 2004. There were no revenues from performance-based engagements for the six months ended June 30, 2005 as compared to $1.6 million for the six months ended June 30, 2004, which consisted of fees recognized relating to the successful completion of a series of asset sales transactions managed on behalf of a single client over a two-year period.

Of the overall $5.4 million increase in revenues, $4.4 million was attributable to an increase in the average billing rate per hour and $3.1 million was attributable to an increase in our utilization rate, partially offset by a $2.1 million decrease in revenues attributable to a decrease in billable hours. The average billing rate per hour increased 8.6% to $278 for the six months ended June 30, 2005 from $256 for the six months ended June 30, 2004, or $247 excluding the aforementioned success fee. In addition, our utilization rate increased to 77.5% for the six months ended June 30, 2005 from 72.7% for the six months ended June 30, 2004. The decrease in billable hours was due to a decrease in the average number of consultants from 281 for the six months ended June 30, 2004 to 270 for the six months ended June 30, 2005. This decrease was partially offset by an increase in billable hours generated by independent contractors. Independent contractor revenues increased $0.7 million, or 350.0%, to $0.9 million for the six months ended June 30, 2005 from $0.2 million for the same period last year.

Operating Income
Financial Consulting segment operating income increased $3.2 million, or 17.0%, to $22.4 million in the six months ended June 30, 2005 from $19.2 million in the six months ended June 30, 2004. Operating income associated with the $1.6 million success fee recognized in the second quarter of 2004 was $1.3 million. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 41.2% in the six months ended June 30, 2005 from 39.1% in the six months ended June 30, 2004. The 2004 success fee had an approximately one percentage point favorable impact on operating margin.

Operational Consulting

Revenues
Operational Consulting segment revenues increased $10.2 million, or 31.4%, to $42.8 million for the six months ended June 30, 2005 from $32.6 million for the six months ended June 30, 2004. Revenues from time-and-expense engagements increased $7.9 million, or 36.6%, to $29.5 million for the six months ended June 30, 2005 from $21.6 million for the six months ended June 30, 2004. Revenues from fixed-fee engagements increased $4.3 million, or 61.4%, to $11.3 million for the six months ended June 30, 2005 from $7.0 million for the six months ended June 30, 2004. Revenues from performance-based engagements decreased $2.0 million, or 50.0%, to $2.0 million for the six months ended June 30, 2005 from $4.0 million for the six months ended June 30, 2004.

Of the overall $10.2 million increase in revenues, $7.4 million was attributable to an increase in billable hours, $1.8 million was attributable to an increase in the average billing rate per hour, and $1.0 million was attributable to an increase in our utilization rate. The increase in billable hours was generated by new and existing client engagements, the hiring of additional consultants and increased usage of independent contractors. The average number of consultants increased to 243 for the six months ended June 30, 2005 from 199 for the six months ended June 30, 2004, as we added a number of consultants over the past year to meet growing demand for our services. Independent contractor revenues increased $0.9 million, or 112.5%, to $1.7 million for the six months ended June 30, 2005 from $0.8 million for the same period last year. The average billing rate per hour increased 4.6% to $226 for the six months ended June 30, 2005 from $216 for the same period last year. In addition, our utilization rate increased to 75.0% for the six months ended June 30, 2005 from 72.5% for the six months ended June 30, 2004.

Operating Income
Operational Consulting segment operating income increased $4.7 million, or 40.9%, to $16.0 million for the six months ended June 30, 2005 from $11.3 million for the six months ended June 30, 2004. Segment operating margin increased to 37.3% in the six months ended June 30, 2005 compared to 34.8% in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, proceeds generated by our IPO and debt capacity available under our credit facility. Cash and cash equivalents, consisting of demand deposits and short-term commercial paper, decreased $13.0 million from $28.1 million at December 31, 2004 to $15.1 million at June 30, 2005 primarily due to the acquisition of S&W.

Cash flows generated by operating activities totaled $3.6 million for the six months ended June 30, 2005 and $0.9 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. The increase in cash provided by operations for the six months ended June 30, 2005 was attributable to improved financial results and growth in our client receivables moderating. Receivables from clients and unbilled services increased $7.5 million during the six months ended June 30, 2005 as compared to $11.1 million during the same period last year. These increases in cash provided by operations were partially offset by cash paid for payroll and related benefits and income taxes.

Cash used in investing activities was $16.7 million for the six months ended June 30, 2005 and $3.0 million for the same period last year. During the six months ended June 30, 2005, we used $12.4 million to acquire S&W, net of cash acquired of $1.8 million. Use of cash in both periods also pertained to the purchase of computer hardware and software, furniture and fixtures and leasehold improvements needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space. We estimate that our cash utilized for capital expenditures in 2005 will be approximately $8.0 million for the purchase of additional computers, network equipment, furniture and fixtures and leasehold improvements as our business continues to expand.

During the six months ended June 30, 2005, we issued notes payable totaling $3.0 million relating to our acquisition of S&W. The notes accrue interest at 4% per annum. During the six months ended June 30, 2004, we paid a special dividend to our stockholders. The aggregate amount of the dividend was $1.3 million, or $0.09 per share of common stock.

We have a bank credit agreement expiring on February 10, 2006 that allows us to borrow up to the lesser of $25.0 million or the sum of (a) 85% of eligible accounts receivable and (b) the lesser of 40% of unbilled services and $5.0 million. Borrowings under the agreement are limited by any outstanding letters of credit, bear interest at LIBOR plus 1.75%, and are secured by substantially all of the Company’s assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures, as well as covenants restricting our ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business. As of June 30, 2005, we were in compliance with the bank credit agreement debt covenants and had no borrowings outstanding. The balance available under the agreement was $23.0 million after the calculation of eligible accounts receivable and unbilled services balances and a reduction of approximately $1.7 million for letters of credit outstanding.

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

We also have fixed cash flow requirements relating to the notes payable we issued in conjunction with the acquisition of S&W during the six months ended June 30, 2005. The notes totaled $3.0 million and are payable in three equal installments beginning on May 8, 2006, together with accrued interest at 4% per annum.

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

We are exposed to market risks related to changes in interest rates and changes in the market value of our investments. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has a variable interest rate tied to the LIBOR. We had no borrowings outstanding under the credit agreement as of June 30, 2005; therefore, any change in interest rates would not have an effect on our financial position or operating results.

At June 30, 2005, we had notes payable totaling $3.0 million that are payable in three equal installments beginning on May 8, 2006. We are not exposed to interest rate risks in respect to these notes as they bear a fixed interest rate at 4% per annum.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Annual Meeting of Stockholders of Huron Consulting Group Inc. was held on May 3, 2005, and a total of 15,228,043 shares were present in person or by proxy at the meeting. The shareholders of Huron Consulting Group Inc. voted on the following proposals:

Proposal No. 1 - Election of directors

Name	Shares For	Shares Withheld
George E. Massaro	14,028,030	1,200,013
Paul G. Yovovich	14,073,030	1,155,013

Proposal No. 2 - To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.

Shares For	Shares Against	Shares Abstain	Non-vote
15,197,698	28,964	1,381	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HURON CONSULTING GROUP INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	August 10, 2005	/s/ Gary L. Burge
Gary L. Burge
Vice President,
Chief Financial Officer and Treasurer