Form 10-Q
period 2005-09-30
Huron Consulting Group Inc.
filed 2005-11-09
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2005, 17,208,314 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

INDEX

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Consolidated Statement of Stockholders’ Equity	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5 - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II - Other Information

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signature		28

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets
Current assets:
Cash and cash equivalents	$21,875	$28,092
Receivables from clients, net	27,388	21,750
Unbilled services, net	20,850	10,830
Income tax receivable	682	494
Deferred income taxes	10,030	7,919
Other current assets	3,933	3,053
Total current assets	84,758	72,138
Property and equipment, net	11,855	8,975
Deferred income taxes	2,855	1,450
Deposits	541	656
Intangible assets, net	756	—
Goodwill	14,637	—
Total assets	$115,402	$83,219

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,011	$2,809
Accrued expenses	4,173	2,384
Accrued payroll and related benefits	24,607	20,494
Income tax payable	335	950
Deferred revenue	5,291	2,603
Current portion of notes payable	1,000	—
Total current liabilities	38,417	29,240
Non-current liabilities:
Accrued expenses	353	598
Deferred lease incentives	5,025	4,148
Notes payable, net of current portion	2,000	—
Total non-current liabilities	7,378	4,746
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 17,276,585 shares issued at September 30, 2005 and 16,364,574 shares issued and outstanding at December 31, 2004	173	164
Treasury stock, 62,150 shares at September 30, 2005, at cost	(1,044)	—
Additional paid-in capital	76,172	59,608
Deferred stock-based compensation	(20,686)	(12,281)
Retained earnings	14,992	1,742
Total stockholders’ equity	69,607	49,233
Total liabilities and stockholders equity	$115,402	$83,219

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues and reimbursable expenses:
Revenues	$54,309	$37,109	$151,586	$118,713
Reimbursable expenses	4,840	3,225	13,901	10,315
Total revenues and reimbursable expenses	59,149	40,334	165,487	129,028
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	29,194	22,267	81,653	69,672
Stock-based compensation	1,402	144	3,641	330
Intangible assets amortization	682	—	1,067	—
Reimbursable expenses	4,974	3,161	14,065	10,226
Total direct costs and reimbursable expenses	36,252	25,572	100,426	80,228
Operating expenses:
Selling, general and administrative	13,289	10,631	36,251	28,411
Stock-based compensation	485	53	1,352	113
Depreciation and amortization	1,905	607	3,861	1,682
Restructuring charges	—	1,336	—	3,475
Total operating expenses	15,679	12,627	41,464	33,681
Operating income	7,218	2,135	23,597	15,119
Other (income) expense:
Interest (income) expense, net	(84)	219	(313)	735
Other expense	37	1	36	—
Total other (income) expense	(47)	220	(277)	735
Income before provision for income taxes	7,265	1,915	23,874	14,384
Provision for income taxes	3,499	805	10,624	6,042
Net income	3,766	1,110	13,250	8,342
Accrued dividends on 8% preferred stock	—	299	—	857
Net income attributable to common stockholders	$3,766	$811	$13,250	$7,485

Net income attributable to common stockholders per share:
Basic	$0.24	$0.06	$0.85	$0.57
Diluted	$0.22	$0.06	$0.79	$0.53

Weighted average shares used in calculating net income attributable to common stockholders per share:
Basic	15,777	12,180	15,657	12,068
Diluted	16,950	13,149	16,801	13,045

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Deferred Stock-based Compensation	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	16,364,574	$164	$—	$59,608	$(12,281)	$1,742	$49,233
Net income	—	—	—	—	—	13,250	13,250
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	645,897	6	(1,044)	13,761	(12,723)	—	—
Exercise of stock options	266,222	3	—	134	—	—	137
Stock-based compensation	—	—	—	675	4,318	—	4,993
Income tax benefit on stock-based compensation	—	—	—	1,969	—	—	1,969
Refund of initial public offering costs	—	—	—	25	—	—	25
Balance at September 30, 2005	17,276,693	$173	$(1,044)	$76,172	$(20,686)	$14,992	$69,607

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$13,250	$8,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,928	1,682
Deferred income taxes	(3,516)	(853)
Stock-based compensation expense	4,993	443
Tax benefit from stock-based compensation	1,969	804
Allowances for doubtful accounts and unbilled services	513	1,197
Loss on sale of property and equipment	39	—
Changes in operating assets and liabilities:
Increase in receivables from clients	(4,828)	(4,711)
Increase in unbilled services	(11,096)	(4,069)
(Increase) decrease in income tax receivable	(188)	575
Increase in other current assets	(626)	(3,459)
Decrease in deposits	117	25
Increase in accounts payable and accrued expenses	1,150	2,971
Increase in accrued payroll and related benefits	4,113	4,537
Decrease in income tax payable	(615)	—
Decrease in interest payable to HCG Holdings LLC	—	(211)
Increase (decrease) in deferred revenue	1,854	(17)
Net cash provided by operating activities	12,057	7,256

Cash flows from investing activities:
Purchase of property and equipment, net	(5,986)	(4,376)
Purchase of business, net of cash acquired	(12,450)	—
Net cash used in investing activities	(18,436)	(4,376)

Cash flows from financing activities:
Proceeds from exercise of stock options	137	41
Refund of initial public offering costs	25	—
Proceeds from borrowings under line of credit	—	37,200
Repayments on line of credit	—	(37,200)
Dividends paid	—	(1,250)
Net cash provided by (used in) financing activities	162	(1,209)
Net (decrease) increase in cash and cash equivalents	(6,217)	1,671

Cash and cash equivalents:
Beginning of the period	28,092	4,251
End of the period	$21,875	$5,922

Noncash transaction:
Issuance of notes payable for purchase of business	$3,000	$—
Accrued dividends on 8% preferred stock	$—	$857

Supplemental disclosure of cash flow information:
Cash paid for interest	$69	$380
Cash paid for taxes	$12,974	$3,723

The accompanying notes are an integral part of the consolidated financial statements

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1.	Description of Business

Huron Consulting Group Inc. was formed on March 19, 2002. Huron Consulting Group Inc., together with its wholly owned subsidiaries, Huron Consulting Services LLC and Speltz & Weis LLC (the “Company”), is an independent provider of financial and operational consulting services, whose clients include Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations and the law firms that represent these various organizations. The majority of the issued and outstanding common stock of the Company is held by HCG Holdings LLC.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s annual report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

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

SFAS No. 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The second method is the modified retrospective application, which requires that the Company restate prior period financial statements. The Company will adopt the modified prospective transition method and does not expect the adoption of SFAS No. 123R to have a material impact on its financial position, results of operations, earnings per share or cash flows.

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
(Tabular amounts in thousands, except per share amounts)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income attributable to common stockholders	$3,766	$811	$13,250	$7,485
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	1,091	114	2,948	257
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,136)	(126)	(3,082)	(275)
Pro forma net income attributable to common stockholders	$3,721	$799	$13,116	$7,467
Earnings per share:
Basic - as reported	$0.24	$0.06	$0.85	$0.57
Basic - pro forma	$0.24	$0.06	$0.84	$0.57
Diluted - as reported	$0.22	$0.06	$0.79	$0.53
Diluted - pro forma	$0.22	$0.06	$0.78	$0.53

The Company also grants restricted stock awards to certain employees and officers. Expense relating to restricted stock awards is amortized on a straight-line basis over the vesting period. Restricted stock information is as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Restricted shares granted (in thousands)	89	646
Weighted-average market price of shares granted	$23.49	$21.41
Restricted shares outstanding (at period end, in thousands)	1,405	1,405
Restricted shares amortization expense	$1,623	$4,318

5.	Business Combination

On May 5, 2005, Huron Consulting Group Inc. entered into a Membership Interest Purchase and Sale Agreement to acquire 100% of the outstanding membership interests of Speltz & Weis LLC (“S&W”). The acquisition was consummated on May 9, 2005. The results of S&W’s operations have been included within the Financial Consulting segment since that date. S&W is a specialized consulting firm consisting of 26 consultants. With the acquisition of S&W, the Company provides interim management, organizational renewal and turnaround services, and other crisis management services to distressed hospitals and other healthcare facilities.

The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million cash paid at closing, notes payable totaling $3.0 million payable in three equal annual installments of $1.0 million (together with accrued interest at 4% per annum) beginning on May 8, 2006, and $0.2 million of transaction costs. Additional purchase consideration may be payable based on the performance of S&W during the three-year period beginning June 1, 2005 and ending May 30, 2008. Such amounts will be recorded as an adjustment to goodwill if payable.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular amounts in thousands, except per share amounts)

Also, additional payments may be made based on the amount of revenues the Company receives from certain referrals made by S&W employees. Such amounts will be recorded as an expense if payable.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

May 9, 2005
Assets Acquired:
Current assets	$2,291
Equipment	16
Intangible assets	2,600
Goodwill	14,637
19,544
Liabilities Assumed:
Current liabilities	2,307

Net Assets Acquired	$17,237

The $14.6 million of goodwill, which the Company intends to deduct for income tax purposes, was assigned to the Financial Consulting and Operational Consulting segments as described in note 6 below.

The $2.6 million of acquired intangible assets have a weighted-average useful life of approximately 10.2 months, which consisted of customer contracts of $1.9 million (8.4 months weighted-average useful life) and customer relationships of $0.7 million (15.1 months weighted-average useful life). The Company assigned relatively short lives to the customer contracts and customer relationships due to the short-term nature of the services and relationships provided under these contracts, which primarily consist of interim management services. During the third quarter of 2005, the Company wrote off a portion of the intangible assets pertaining to a customer contract as described in note 12 below.

The following unaudited pro forma financial data gives effect to the acquisition of S&W as if it had been completed at the beginning of the period. The unaudited pro forma financial data are not necessarily indicative of the operating results that would have been achieved if the acquisition had occurred on the dates indicated, nor are they necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 Actual	2004 Pro Forma	2005 Pro Forma	2004 Pro Forma

Revenues, net of reimbursable expenses	$54,309	$42,493	$159,867	$131,782
Operating income	$7,218	$3,197	$24,465	$16,754
Income before provision for income taxes	$7,265	$2,951	$24,705	$15,938
Net income attributable to common stockholders	$3,766	$1,313	$13,621	$8,170
Net income attributable to common stockholders per share:
Basic	$0.24	$0.10	$0.87	$0.62
Diluted	$0.22	$0.09	$0.81	$0.58

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular amounts in thousands, except per share amounts)

6.	Goodwill and Intangible Assets

The carrying amount of goodwill at September 30, 2005 was $14.6 million, which resulted from the acquisition of S&W as discussed in note 5 above, and has been assigned to the Company’s segments as follows:

September 30, 2005
Financial Consulting	$11,739
Operational Consulting	2,898
Total	$14,637

Intangible assets as of September 30, 2005 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$1,900	$1,624
Customer relationships	700	220
Total	$2,600	$1,844

Intangible assets amortization expense was $1.4 million and $1.8 million for the three and nine months ended September 30, 2005, which included a charge of $0.6 million as the Company wrote off a portion of the intangible assets pertaining to a customer contract as described in note 12 below. Estimated intangible assets amortization expense is $2.1 million for 2005 and $0.5 million for 2006.

7.	Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$3,766	$1,110	$13,250	$8,342
Dividends accrued on 8% preferred stock	—	(299)	—	(857)
Amount allocated to preferred stockholders	—	(52)	—	(607)
Net income attributable to common stockholders	$3,766	$759	$13,250	$6,878

Weighted average common shares outstanding - basic	15,777	12,180	15,657	12,068
Weighted average common stock equivalents	1,173	969	1,144	977
Weighted average common shares outstanding - diluted	16,950	13,149	16,801	13,045

Basic net income attributable to common stockholders per share	$0.24	$0.06	$0.85	$0.57
Diluted net income attributable to common stockholders per share	$0.22	$0.06	$0.79	$0.53

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular amounts in thousands, except per share amounts)

Prior to the redemption of the 8% preferred stock in October 2004, the 8% preferred stockholders participated in any dividends paid to common stockholders on an as converted basis using the current period estimated fair market value of a share of common stock. There were no anti-dilutive securities for the three and nine months ended September 30, 2005 and 2004.

8.	Restructuring Charges

In March 2004, the Company incurred a $2.1 million pre-tax restructuring charge associated with the closing of two offices. The charge included approximately $2.0 million for severance payments, which were paid by April 30, 2004, and $0.1 million for office lease payments, which were paid by August 31, 2004.

In September 2004, the Company decided to eliminate a service offering of a practice area in the Operational Consulting segment that was not meeting its expectations and recorded a pre-tax restructuring charge of $1.3 million in the third quarter of 2004. The Company has utilized the restructuring reserve through cash payments for severance.

9.	Line of Credit and Guarantee

The Company has a bank credit agreement, expiring on February 10, 2006, that allows it to borrow up to the lesser of $25.0 million or the sum of (a) 85% of eligible accounts receivable and (b) the lesser of 40% of unbilled services and $5.0 million. Borrowings under the agreement are limited by any outstanding letters of credit, bear interest at LIBOR plus 1.75%, and are secured by substantially all of the Company’s assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures, as well as covenants restricting the Company’s ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business. The Company had no borrowings outstanding under the bank credit agreement as of September 30, 2005 and December 31, 2004. At both September 30, 2005 and December 31, 2004, the Company was in compliance with its debt covenants.

Guarantees in the form of letters of credit totaling $2.4 million and $1.7 million were outstanding at September 30, 2005 and December 31, 2004, respectively, to support certain office lease obligations.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular amounts in thousands, except per share amounts)

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

The Company may reclassify certain revenues and expenses among the segments to align them with the changes in the Company’s internal organizational structure. Beginning January 1, 2005, the Forensic Technology and Discovery Services group was moved from the Financial Consulting segment to the Operational Consulting segment to improve marketing synergies with the Legal Business Consulting practice. Previously reported segment information has been reclassified to reflect this change. This reclassification had no effect on previously reported net income.

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Financial Consulting:
Revenues	$33,259	$20,346	$87,702	$69,345
Segment operating income	$13,400	$6,408	$35,844	$25,590
Segment operating income as a percent of segment revenues	40.3%	31.5%	40.9%	36.9%
Operational Consulting:
Revenues	$21,050	$16,763	$63,884	$49,368
Segment operating income	$6,511	$5,437	$22,499	$16,781
Segment operating income as a percent of segment revenues	30.9%	32.4%	35.2%	34.0%
Total Company:
Revenues	$54,309	$37,109	$151,586	$118,713
Reimbursable expenses	4,840	3,225	13,901	10,315
Total revenues and reimbursable expenses	$59,149	$40,334	$165,487	$129,028

Statement of operations reconciliation:
Segment operating income	$19,911	$11,845	$58,343	$42,371
Charges not allocated at the segment level:
Other selling, general and administrative expenses	10,303	7,714	29,533	21,982
Stock-based compensation expense	485	53	1,352	113
Depreciation and amortization	1,905	607	3,861	1,682
Restructuring charges	—	1,336	—	3,475
Other (income) expense	(47)	220	(277)	735
Income before provision for income taxes	$7,265	$1,915	$23,874	$14,384

During the three months ended September 30, 2005, one client generated 10.3%, or $5.6 million, of the Company's consolidated revenues. Of the $5.6 million, $4.2 million was generated by the Financial Consulting segment and $1.4 million was generated by the Operational Consulting segment. This client’s total receivables and unbilled services balance at September 30, 2005 represented 12.1% of the Company’s total receivables and unbilled services balance. This client filed for bankruptcy on July 5, 2005 as described in note 12 below.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular amounts in thousands, except per share amounts)

During the three months ended September 30, 2005, another client generated 9.9%, or $5.4 million, of the Company's consolidated revenues. Of the $5.4 million, $4.6 million was generated by the Financial Consulting segment and $0.8 million was generated by the Operational Consulting segment. During the nine months ended September 30, 2005, this client generated 11.6%, or $17.6 million, of the Company's consolidated revenues. Of the $17.6 million, $14.9 million was generated by the Financial Consulting segment and $2.7 million was generated by the Operational Consulting segment. This client’s total receivables and unbilled services balance at September 30, 2005 represented 10.2% of the Company’s total receivables and unbilled services balance.

12.	Subsequent Event

On July 5, 2005, one of the Company’s clients filed for bankruptcy. Subsequent to the filing of the bankruptcy, the Company continued to provide interim management, revenue cycle management and strategic sourcing services under an engagement contract with the client. In addition, the Company continued to provide services pursuant to a separate engagement contract with the client’s bankruptcy counsel to assist with the bankruptcy process.

On October 21, 2005, the client filed an application with the Bankruptcy Court to authorize the retention of the Company during the bankruptcy process. In connection with the application, new financial terms and conditions of the engagement contracts, including billing terms and rates for the Company’s services, were negotiated and agreed to with the client and certain other interested parties retroactive to July 5, 2005 pursuant to a new engagement contract that superseded the original contracts. At a hearing held on October 28, 2005, the Bankruptcy Court approved on an interim basis the Company’s retention based on these agreed upon terms. A hearing to address our retention on a permanent basis is scheduled for December 14, 2005.

The accompanying unaudited consolidated financial statements reflect the effects of the new financial terms and conditions approved on an interim basis by the Bankruptcy Court on October 28, 2005. The effect of the change in financial terms was to reduce revenues before reimbursable expenses in the three months ended September 30, 2005 by $1.2 million from the amounts provided for under the original terms of the interim management contract with the client.

Based on the projected cash flows under the new financial terms and conditions approved on an interim basis by the Bankruptcy Court, the intangible value that the Company assigned to the interim management contract in connection with the S&W acquisition has decreased. Accordingly, the Company wrote off the remaining carrying value of this contract in the third quarter of 2005. This charge, totaling $0.6 million, is included in “depreciation and amortization” on the Company’s consolidated statements of income and is attributable to the Financial Consulting segment.

The results for the three and nine months ended September 30, 2005 also reflect legal and related costs totaling approximately $0.4 million associated with the bankruptcy process.

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

On May 5, 2005, Huron Consulting Group Inc. entered into a Membership Interest Purchase and Sale Agreement to acquire 100% of the outstanding membership interests of Speltz & Weis LLC (“S&W”). The acquisition was consummated on May 9, 2005. S&W is a specialized consulting firm consisting of 26 consultants. With the acquisition of S&W, the Company provides interim management, organizational renewal and turnaround services, and other crisis management services to distressed hospitals and other healthcare facilities.

The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million cash paid at closing, notes payable totaling $3.0 million payable in three equal annual installments of $1.0 million (together with accrued interest at 4% per annum) beginning on May 8, 2006, and $0.2 million of transaction costs. Additional purchase consideration may be payable based on the performance of S&W during the three-year period beginning June 1, 2005 and ending May 30, 2008. Also, additional payments may be made based on the amount of revenues we receive from certain referrals made by S&W employees. The acquisition has been accounted for under the purchase method of accounting and the results of operations of S&W have been included within the Financial Consulting segment in our consolidated financial statements since the date of acquisition.

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

Most of our revenues are generated from time-and-expense engagements. In time-and-expense engagements, fees are based on the hours incurred at agreed upon billing rates. Time-and-expense engagements represented approximately 88.2% and 85.3% of our revenues in the three and nine months ended September 30, 2005, respectively.

In fixed-fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed-fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three and nine months ended September 30, 2005, fixed-fee engagements represented approximately 8.3% and 12.2%, respectively, of our revenues.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. While performance-based fee revenues represented approximately 3.5% and 2.5% of our revenues for the three and nine months ended September 30, 2005, respectively, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our financial consulting and operational consulting clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve this, we continue to hire highly qualified consultants. During the first nine months of 2005, we increased the number of our consultants by 29.6%, from 483 at December 31, 2004 to 626 as of September 30, 2005. To expand our business, we will remain focused on growing our existing relationships and developing new relationships, continue to promote and deliver an integrated approach to service delivery, broaden the scope of our existing services, and enter into select acquisitions of complementary businesses. Additionally, we intend to enhance our visibility in the marketplace by continuing to build our brand.

INITIAL PUBLIC OFFERING

On October 18, 2004, we completed our IPO. In the IPO, we sold 3,333,333 shares of common stock and HCG Holdings LLC, a selling stockholder, sold 1,666,667 shares of common stock at an offering price of $15.50 per share. On October 22, 2004, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares of common stock from HCG Holdings LLC. The IPO generated gross proceeds to us of $51.7 million, or $48.0 million net of underwriting discounts. We did not receive any proceeds from the shares sold by HCG Holdings LLC. On October 18, 2004, we used $15.1 million of the net proceeds to redeem the outstanding 8% preferred stock, including cumulative dividends and a liquidation participation amount totaling $2.6 million. Also on October 18, 2004, the Company used $10.7 million of the net proceeds to repay the notes payable to HCG Holdings LLC, including accrued and unpaid interest of $0.6 million. The costs associated with the IPO, which totaled $3.3 million, were paid from the proceeds. On May 9, 2005, we used a portion of the remaining net proceeds from the IPO to pay the cash portion of the purchase price for our acquisition of S&W. We are using the remaining IPO proceeds for general corporate purposes, including working capital and potential business acquisitions.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are five accounting policies that could be considered critical. These critical accounting policies include revenue recognition, the allowances for doubtful accounts and unbilled services, carrying value of goodwill and other intangible assets, valuation of net deferred tax assets and stock-based compensation.

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

Carrying Value of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of September 30, 2005, was $14.6 million, which resulted from the acquisition of S&W in the second quarter of 2005. Under the provisions of SFAS No. 142 - Goodwill and Other Intangible Assets, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. We have elected and will begin to perform this annual impairment test in the second quarter of 2006 or earlier if indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets balances, net of accumulated amortization, totaled $0.8 million at September 30, 2005 and consist of customer contracts and relationships relating to the S&W acquisition. We obtained a third party valuation to assist us in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets. During the third quarter of 2005, the Company wrote off a portion of the intangible assets pertaining to a customer contract as described in “Subsequent Event” below.

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

Stock-based Compensation
The accounting for stock-based compensation is complex, and under certain circumstances, GAAP allows for alternative methods. As permitted, we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations and have elected the disclosure option of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, we have measured compensation expense for stock options that we have granted to employees as the excess, if any, of the estimated fair value of our common stock at the date of grant over the exercise price. The calculated stock-based compensation is included as a component of stockholders’ equity and is amortized on a straight-line basis by charges to earnings over the vesting period of the applicable options.

Given the lack of a public market for our common stock prior to our IPO, we established an estimated fair value of the common stock as well as the exercise price for the options to purchase this stock. We estimated the fair value of our common stock by evaluating our results of business activities and projections of our future results of operations. See “Recent Accounting Pronouncements” below.

RESULTS OF OPERATIONS

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. The Company periodically reclassifies certain revenues and expenses among the segments to align them with the changes in the Company’s internal organizational structure. Beginning January 1, 2005, the Forensic Technology and Discovery Services group was moved from the Financial Consulting segment to the Operational Consulting segment to improve marketing synergies with the Legal Business Consulting practice. Previously reported segment information has been reclassified to reflect this change.

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment and Consolidated Operating Results (in thousands):	2005	2004	2005	2004
Revenues and reimbursable expenses:
Financial Consulting	$33,259	$20,346	$87,702	$69,345
Operational Consulting	21,050	16,763	63,884	49,368
Total revenues	54,309	37,109	151,586	118,713
Total reimbursable expenses	4,840	3,225	13,901	10,315
Total revenues and reimbursable expenses	$59,149	$40,334	$165,487	$129,028

Operating income:
Financial Consulting	$13,400	$6,408	$35,844	$25,590
Operational Consulting	6,511	5,437	22,499	16,781
Total segment operating income	19,911	11,845	58,343	42,371

Unallocated corporate costs	10,303	7,714	29,533	21,982
Depreciation and amortization expense	1,905	607	3,861	1,682
Other operating expenses	485	1,389	1,352	3,588
Total operating expenses	12,693	9,710	34,746	27,252

Operating income	$7,218	$2,135	$23,597	$15,119

Other Operating Data:
Number of consultants (at period end) (1):
Financial Consulting	308	282
Operational Consulting	318	207
Total	626	489
Average number of consultants (for the period):
Financial Consulting	297	280	280	281
Operational Consulting	298	213	263	204
Total	595	493	543	485
Utilization rate (2):
Financial Consulting	82.9%	64.0%	79.4%	69.8%
Operational Consulting	69.6%	69.4%	72.9%	71.4%
Total	76.2%	66.3%	76.2%	70.5%
Average billing rate per hour (3):
Financial Consulting	$274	$249	$277	$254
Operational Consulting	$209	$219	$220	$217
Total	$244	$235	$249	$237

(1)	Consultants consist of our billable professionals, excluding interns and independent contractors.
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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues
Revenues increased $17.2 million, or 46.3%, to $54.3 million for the three months ended September 30, 2005 from $37.1 million for the three months ended September 30, 2004. Revenues for the quarter ended September 30, 2005 included $3.5 million of revenues generated by S&W. Revenues from time-and-expense engagements increased $16.2 million, or 51.1%, to $47.9 million for the three months ended September 30, 2005 from $31.7 million for the three months ended September 30, 2004. Revenues from fixed-fee engagements increased $0.8 million, or 21.6%, to $4.5 million for the three months ended September 30, 2005 from $3.7 million for the three months ended September 30, 2004. Revenues from performance-based engagements increased $0.2 million, or 11.8%, to $1.9 million for the three months ended September 30, 2005 from $1.7 million for the three months ended September 30, 2004.

Of the overall $17.2 million increase in revenues, $9.2 million was attributable to an increase in the number of consultants and increased usage of independent contractors, $6.1 million was attributable to an increase in the utilization rate of our consultants, and $1.9 million was attributable to an increase in the average billing rate per hour. These increases were reflective of growing demand for our services from new and existing clients. The average number of consultants increased to 595 for the three months ended September 30, 2005 from 493 for the three months ended September 30, 2004, as we added a number of consultants in our Operational Consulting segment. The increase in consultants was also reflective of the S&W acquisition. Revenues generated by independent contractors increased $0.7 million, or 140.0%, to $1.2 million for the three months ended September 30, 2005 from $0.5 million for the same period last year. Our utilization rate increased to 76.2% for the three months ended September 30, 2005 from 66.3% for the three months ended September 30, 2004. The utilization rate for any given period is calculated by dividing the number of hours all our consultants worked on client assignments during the period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days. In addition, our average billing rate per hour increased 3.8% to $244 for the three months ended September 30, 2005 from $235 for the three months ended September 30, 2004. Average billing rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked on client assignments during the same period. Net deferrals of $1.4 million of performance-based fees for services rendered had the impact of reducing our average billing rate for the third quarter of 2005 by $6. We expect to recognize this revenue in the future when all the performance-based criteria specified in the engagement contract are met.

Direct Costs
Our direct costs increased $6.9 million, or 31.1%, to $29.2 million in the three months ended September 30, 2005 from $22.3 million in the three months ended September 30, 2004. This increase was primarily attributable to the increase in the average number of consultants described above and their related compensation and benefit costs, as well as a $0.7 million increase in retention and signing bonuses. During the third quarter of 2005, we reduced billable professional bonuses that were accrued in the first and second quarters of 2005 by approximately $0.5 million. This is in response to unanticipated events and in line with our performance-based goals. This reduction decreased our senior management bonuses while at the same time, we have continued to accrue for staff bonuses at above target rates to reflect what has been strong 2005 performance-to-date for the majority of our operations. We expect direct costs will continue to increase in the near term as we focus primarily on hiring additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors.

Stock-based compensation expense increased to $1.4 million for the three months ended September 30, 2005 from $0.1 million for the same period last year due to the granting of restricted stock awards to our consultants. On October 12, 2004, immediately prior to our IPO, we granted to our consultants a total of 489,500 shares of restricted common stock with an aggregate fair market value of $7.6 million. During the first nine months of 2005, we granted to our consultants an additional 509,600 shares of restricted common stock with an aggregate fair market value of $10.9 million. Compensation expense for restricted common stock is amortized on a straight-line basis over the vesting period, which is generally four years.

Total direct costs in the three months ended September 30, 2005 included $0.7 million of intangible assets amortization expense. In conjunction with the S&W acquisition, we recorded customer contracts valued at

$1.9 million.

Operating Expenses
Selling, general and administrative expenses increased $2.7 million, or 25.0%, to $13.3 million in the three months ended September 30, 2005 from $10.6 million in the three months ended September 30, 2004. The increase was due in part to an increase in the average number of non-billable professionals to 137 for the three months ended September 30, 2005 from 117 for the three months ended September 30, 2004 and their related compensation and benefit costs of $4.6 million in the three months ended September 30, 2005 compared to $4.0 million in the three months ended September 30, 2004. We added a number of non-billable professionals during the past year in preparation for, and to continue to support, a public company infrastructure. The remaining increase in selling, general and administrative costs in the three months ended September 30, 2005 compared to the same period in the prior year was due to increases in recruiting costs, legal fees, charitable contributions and costs associated with being a public company, including Sarbanes-Oxley compliance. Additionally, during the third quarter of 2005 in connection with a proposed secondary offering, we incurred costs totaling $0.4 million after tax, or $0.02 per diluted share. These costs are being expensed in the period incurred, as we will not be issuing securities in the secondary offering. These increases were partially offset by lower severance charges as compared to the three months ended September 30, 2004, when we recorded $1.2 million of such charges as we eliminated the positions of certain managing directors and other senior level consultants.  During the third quarter of 2005, we reduced non-billable professional bonuses that were accrued in the first and second quarters of 2005 by approximately $0.5 million. This is in response to unanticipated events and in line with our performance-based goals. This reduction decreased our senior management bonuses while at the same time, we have continued to accrue for staff bonuses at above target rates to reflect what has been strong 2005 performance-to-date for the majority of our operations.

Stock-based compensation expense totaled $0.5 million for the three months ended September 30, 2005 due to the granting of restricted stock awards to our officers and certain other non-billable professionals. On October 12, 2004, immediately prior to our IPO, we granted to our non-billable professionals a total of 278,200 shares of restricted common stock with an aggregate fair market value of $4.3 million. During the first nine months of 2005, we granted to our non-billable professionals an additional 121,100 shares of restricted common stock with an aggregate fair market value of $2.6 million. Compensation expense for restricted common stock is amortized on a straight-line basis over the vesting period, which is generally four years.

Depreciation expense increased $0.6 million, or 100.0%, to $1.2 million in the three months ended September 30, 2005 from $0.6 million in the three months ended September 30, 2004 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. In conjunction with the S&W acquisition, we recorded $0.7 million of intangible assets representing customer relationships, which is being amortized over a weighted-average life of 15.1 months. Intangible assets amortization pertaining to customer relationships was $0.1 million in the three months ended September 30, 2005. Also included in amortization expense in the three months ended September 30, 2005 is a $0.6 million charge relating to the write off of a portion of the intangible assets relating to a customer contract, as described in “Subsequent Event” below.

Other operating expenses in the third quarter of 2004 consisted of a $1.3 million pre-tax restructuring charge related to the elimination of a service offering of a practice area in the Operational Consulting segment that was not meeting our expectations. There were no restructuring charges in the third quarter of 2005.

Operating Income
Operating income increased $5.1 million, or 238.1%, to $7.2 million for the three months ended September 30, 2005 from $2.1 million for the three months ended September 30, 2004. The increase in operating income was primarily due to the increase in revenues and the lack of restructuring charges, partially offset by the increases in direct costs, stock-based compensation expense, selling, general and administrative expense and depreciation and intangible assets amortization as discussed above. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 13.3% in the three months ended September 30, 2005 from 5.8% in the three months ended September 30, 2004. As described in “Subsequent Event” below, one of the Company’s clients filed for bankruptcy. As a result, new financial terms and conditions, including billing terms and rates for our services, were negotiated pursuant to a new engagement contract. These new terms will have a negative impact on our operating margins in the fourth quarter of 2005.

Net Income Attributable to Common Stockholders
Net income attributable to common stockholders increased $3.0 million, or 364.4%, to $3.8 million for the three months ended September 30, 2005 from $0.8 million for the three months ended September 30, 2004. Net income attributable to common stockholders per diluted share (“diluted earnings per share”) increased to $0.22 for the three months ended September 30, 2005 from $0.06 for the comparable period last year. The increase was primarily attributable to an increase in net income, partially offset by an increase in weighted-average shares resulting from our IPO.

S&W’s operations, which included the negative impact of the charges described in “Subsequent Event” below, had the effect of reducing the Company’s earnings per diluted share by six cents.

Segment Results

Financial Consulting

Revenues
Financial Consulting segment revenues increased $13.0 million, or 63.5%, to $33.3 million for the three months ended September 30, 2005 from $20.3 million for the three months ended September 30, 2004. Revenues from time-and-expense engagements increased $13.5 million, or 72.2%, to $32.2 million for the three months ended September 30, 2005 from $18.7 million for the three months ended September 30, 2004. Revenues from fixed-fee engagements decreased $0.4 million, or 26.7%, to $1.1 million for the three months ended September 30, 2005 from $1.5 million for the three months ended September 30, 2004. There were no revenues from performance-based engagements for the three months ended September 30, 2005 as compared to $0.1 million for the three months ended September 30, 2004.

Of the overall $13.0 million increase in revenues, $6.1 million was attributable to an increase in the utilization rate of our consultants, $3.9 million was attributable to an increase in the number of consultants and increased usage of independent contractor hours, and $3.0 million was attributable to an increase in the average billing rate per hour. These increases were reflective of growing demand for our services from new and existing clients. Our utilization rate increased to 82.9% for the three months ended September 30, 2005 from 64.0% for the three months ended September 30, 2004. The average number of consultants increased to 297 for the three months ended September 30, 2005 from 280 for the three months ended September 30, 2004. Revenues generated by independent contractors totaled $0.8 million for the three months ended September 30, 2005. The average billing rate per hour increased 10.0% to $274 for the three months ended September 30, 2005 from $249 for the three months ended September 30, 2004.

Operating Income
Financial Consulting segment operating income increased $7.0 million, or 109.1%, to $13.4 million in the three months ended September 30, 2005 from $6.4 million in the three months ended September 30, 2004. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues increased to 40.3% in the three months ended September 30, 2005 from 31.5% in the three months ended September 30, 2004.

Operational Consulting

Revenues
Operational Consulting segment revenues increased $4.3 million, or 25.6%, to $21.1 million for the three months ended September 30, 2005 from $16.8 million for the three months ended September 30, 2004. Revenues from time-and-expense engagements increased $2.7 million, or 20.8%, to $15.7 million for the three months ended September 30, 2005 from $13.0 million for the three months ended September 30, 2004. Revenues from fixed-fee engagements increased 1.3 million, or 59.1%, to $3.5 million for the three months ended September 30, 2005 from $2.2 million for the three months ended September 30, 2004. Revenues from performance-based engagements increased $0.3 million, or 18.8%, to $1.9 million for the three months ended September 30, 2005 from $1.6 million for the three months ended September 30, 2004.

Of the overall $4.3 million increase in revenues, $5.3 million was attributable to an increase in the number of consultants and growth in client engagements, which was partially offset by a $1.0 million decrease in revenues attributable to a decrease in the average billing rate per hour. The average number of consultants increased to 298 for the three months ended September 30, 2005 from 213 for the three months ended September 30, 2004, as we added a significant number of consultants over the past year. The average billing rate per hour decreased 4.6% to $209 for the three months ended September 30, 2005 from $219 for the three months ended September 30, 2004. The decrease was reflective of net deferrals of $1.4 million of performance-based fees for services rendered, which had the impact of reducing our average billng rate in the third quarter of 2005 by $14. We expect to recognize this revenue in the future when all the performance-based criteria specified in the engagement contract are met.

Operating Income
Operational Consulting segment operating income increased $1.1 million, or 19.8%, to $6.5 million for the three months ended September 30, 2005 from $5.4 million for the three months ended September 30, 2004. Segment operating margin decreased to 30.9% in the three months ended September 30, 2005 from 32.4% in the same period last year. The decrease in the operating margin was primarily due to the performance-based fees that we have deferred as previously described.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues
Revenues increased $32.9 million, or 27.7%, to $151.6 million for the nine months ended September 30, 2005 from $118.7 million for the nine months ended September 30, 2004. Revenues for the nine months ended September 30, 2005 included $6.6 million of revenues generated by S&W. Revenues from time-and-expense engagements increased $31.6 million, or 32.4%, to $129.2 million for the nine months ended September 30, 2005 from $97.6 million for the nine months ended September 30, 2004. Revenues from fixed-fee engagements increased $4.8 million, or 34.8%, to $18.6 million for the nine months ended September 30, 2005 from $13.8 million for the nine months ended September 30, 2004. Revenues from performance-based engagements decreased $3.5 million, or 47.9%, to $3.8 million for the nine months ended September 30, 2005 from $7.3 million for the nine months ended September 30, 2004.

Of the overall $32.9 million increase in revenues, $14.4 million was attributable to an increase in the number of consultants and increased usage of independent contractors, $10.5 million was attributable to an increase in the utilization rate of our consultants, and $8.0 million was attributable to an increase in the average billing rate per hour. These increases were reflective of growing demand for our services from new and existing clients. The average number of consultants increased to 543 for the nine months ended September 30, 2005 from 485 for the nine months ended September 30, 2004, as we added a number of consultants in our Operational Consulting segment. The increase in consultants was also reflective of the S&W acquisition. Revenues generated by independent contractors increased $2.1 million, or 131.3%, to $3.7 million for the nine months ended September 30, 2005 from $1.6 million for the same period last year. Our utilization rate increased to 76.2% for the nine months ended September 30, 2005 from 70.5% for the nine months ended September 30, 2004. Additionally, our average billing rate per hour increased 5.1% to $249 for the nine months ended September 30, 2005 from $237 for the nine months ended September 30, 2004.

Direct Costs
Our direct costs increased $12.0 million, or 17.2%, to $81.7 million in the nine months ended September 30, 2005 from $69.7 million in the nine months ended September 30, 2004. This increase was primarily attributable to the increase in the average number of consultants described above and their related compensation and benefit costs, as well as a $1.4 million increase in retention and signing bonuses.

Stock-based compensation expense increased to $3.6 million for the nine months ended September 30, 2005 from $0.3 million for the same period last year due to the granting of restricted stock awards to our consultants as discussed in the three-month comparison.

Total direct costs in the nine months ended September 30, 2005 included $1.1 million of intangible assets amortization expense resulting from the S&W acquisition as discussed in the three-month comparison.

Operating Expenses
Selling, general and administrative expenses increased $7.9 million, or 27.6%, to $36.3 million in the nine months ended September 30, 2005 from $28.4 million in the nine months ended September 30, 2004. The increase was due in part to an increase in the average number of non-billable professionals to 135 for the nine months ended September 30, 2005 from 109 for the nine months ended September 30, 2004 and their related compensation and benefit costs of $14.9 million in the nine months ended September 30, 2005 compared to $11.9 million in the nine months ended September 30, 2004. We added a number of non-billable professionals during the past year in preparation for, and to continue to support, a public company infrastructure. The remaining increase in selling, general and administrative costs in the nine months ended September 30, 2005 compared to the same period in the prior year was due to increases in recruiting costs, promotion and marketing costs, rent and other facility costs, charitable contributions, and new costs associated with being a public company, including Sarbanes-Oxley compliance. Additionally, during the third quarter of 2005 in connection with a proposed secondary offering, we incurred costs totaling $0.4 million after tax, or $0.02 per diluted share. These costs are being expensed in the period incurred, as we will not be issuing securities in the secondary offering. These increases were partially offset by lower severance charges as compared to the nine months ended September 30, 2004, when we recorded $1.8 million of such charges as described in the three-month comparison.

Stock-based compensation expense increased to $1.4 million for the nine months ended September 30, 2005 from $0.1 million for the same period last year due to the granting of restricted stock awards to our non-billable professionals as discussed in the three-month comparison.

Depreciation expense increased $1.4 million, or 82.4%, to $3.1 million in the nine months ended September 30, 2005 from $1.7 million in the nine months ended September 30, 2004 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. In the nine months ended September 30, 2005, we recognized $0.2 million of intangible assets amortization. Also included in amortization expense in the nine months ended September 30, 2005 is a $0.6 million charge relating to the write off of a portion of the intangible assets relating to a customer contract, as described in “Subsequent Event” below.

Operating Income
Operating income increased $8.5 million, or 56.1%, to $23.6 million for the nine months ended September 30, 2005 from $15.1 million for the nine months ended September 30, 2004. The increase in operating income was primarily due to the increase in revenues and the lack of restructuring charges, partially offset by the increases in direct costs and operating expenses as discussed above. Operating margin was 15.6% in the nine months ended September 30, 2005 compared to 12.7% in the nine months ended September 30, 2004. As described in “Subsequent Event” below, one of the Company’s clients filed for bankruptcy. As a result, new financial terms and conditions, including billing terms and rates for our services, were negotiated pursuant to a new engagement contract. These new terms will have a negative impact on our operating margins in the fourth quarter of 2005.

Net Income Attributable to Common Stockholders
Net income attributable to common stockholders increased $5.8 million, or 77.0%, to $13.3 million for the nine months ended September 30, 2005 from $7.5 million for the nine months ended September 30, 2004. Diluted earnings per share increased 49.1% to $0.79 for the nine months ended September 30, 2005 from $0.53 for the comparable period last year. The increase was primarily attributable to an increase in net income, partially offset by an increase in weighted-average shares resulting from our IPO.

S&W’s operations, which included the negative impact of the charges described in “Subsequent Event” below, had the effect of reducing the Company’s earnings per diluted share by six cents.

Segment Results

Financial Consulting

Revenues
Financial Consulting segment revenues increased $18.4 million, or 26.5%, to $87.7 million for the nine months ended September 30, 2005 from $69.3 million for the nine months ended September 30, 2004. Revenues from time-and-expense engagements increased $20.8 million, or 33.0%, to $83.9 million for the nine months ended September 30, 2005 from $63.1 million for the nine months ended September 30, 2004. Revenues from fixed-fee engagements decreased $0.7 million, or 15.6%, to $3.8 million for the nine months ended September 30, 2005 from $4.5 million for the nine months ended September 30, 2004. There were no revenues from performance-based engagements for the nine months ended September 30, 2005 as compared to $1.7 million for the nine months ended September 30, 2004, which primarily consisted of fees recognized relating to the successful completion of a series of asset sales transactions managed on behalf of a single client over a two-year period.

Of the overall $18.4 million increase in revenues, $9.5 million was attributable to an increase in the utilization rate of our consultants, $7.2 million was attributable to an increase in the average billing rate per hour, and $1.7 million primarily attributable to an increase in the usage of independent contractors. These increases were reflective of growing demand for our services from new and existing clients. Our utilization rate increased to 79.4% for the nine months ended September 30, 2005 from 69.8% for the nine months ended September 30, 2004. The average billing rate per hour increased 9.1% to $277 for the nine months ended September 30, 2005 from $254 for the nine months ended September 30, 2004. Independent contractor revenues increased to $1.7 million for the nine months ended September 30, 2005 from $0.2 million for the same period last year.

Operating Income
Financial Consulting segment operating income increased $10.2 million, or 40.1%, to $35.8 million in the nine months ended September 30, 2005 from $25.6 million in the nine months ended September 30, 2004. Segment operating margin increased to 40.9% in the nine months ended September 30, 2005 from 36.9% in the nine months ended September 30, 2004.

Operational Consulting

Revenues
Operational Consulting segment revenues increased $14.5 million, or 29.4%, to $63.9 million for the nine months ended September 30, 2005 from $49.4 million for the nine months ended September 30, 2004. Revenues from time-and-expense engagements increased $10.7 million, or 30.9%, to $45.3 million for the nine months ended September 30, 2005 from $34.6 million for the nine months ended September 30, 2004. Revenues from fixed-fee engagements increased $5.6 million, or 60.9%, to $14.8 million for the nine months ended September 30, 2005 from $9.2 million for the nine months ended September 30, 2004. Revenues from performance-based engagements decreased $1.8 million, or 32.1%, to $3.8 million for the nine months ended September 30, 2005 from $5.6 million for the nine months ended September 30, 2004.

Of the overall $14.5 million increase in revenues, $12.8 million was attributable to an increase in the number of consultants and increased usage of independent contractors, $1.0 million was attributable to an increase in the utilization rate of our consultants, and $0.7 million was attributable to an increase in the average billing rate per hour. These increases were reflective of growing demand for our services from new and existing clients. The average number of consultants increased to 263 for the nine months ended September 30, 2005 from 204 for the nine months ended September 30, 2004, as we added a significant number of consultants over the past year. Independent contractor revenues increased $0.8 million, or 61.5%, to $2.1 million for the nine months ended September 30, 2005 from $1.3 million for the same period last year. Our utilization rate increased slightly to 72.9% for the nine months ended September 30, 2005 from 71.4% for the nine months ended September 30, 2004. Additionally, the average billing rate per hour increased 1.4% to $220 for the nine months ended September 30, 2005 from $217 for the same period last year. Net deferrals of $2.1 million of performance-based fees for services rendered had the impact of reducing our average billing rate for the nine months ended September 30, 2005 by $7.

We expect to recognize this revenue in the future when all the performance-based criteria specified in the engagement contract are met.

Operating Income
Operational Consulting segment operating income increased $5.7 million, or 34.1%, to $22.5 million for the nine months ended September 30, 2005 from $16.8 million for the nine months ended September 30, 2004. Segment operating margin increased to 35.2% in the nine months ended September 30, 2005 from 34.0% in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, existing cash and cash equivalents and debt capacity available under our credit facility. Cash and cash equivalents, consisting of demand deposits and short-term commercial paper, decreased $6.2 million from $28.1 million at December 31, 2004 to $21.9 million at September 30, 2005 primarily due to the acquisition of S&W.

Cash flows generated by operating activities totaled $12.1 million for the nine months ended September 30, 2005 and $7.3 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. The increase in cash provided by operations for the nine months ended September 30, 2005 was primarily attributable to an increase in revenues and improved financial results due to the general growth of our business, which was partially offset by growth in our receivables from clients and unbilled services. Receivables from clients and unbilled services increased $15.9 million during the nine months ended September 30, 2005, as compared to $8.9 million during the same period last year.

Cash used in investing activities was $18.4 million for the nine months ended September 30, 2005 and $4.4 million for the same period last year. During the nine months ended September 30, 2005, we used $12.5 million to acquire S&W, net of cash acquired of $1.8 million. Use of cash in both periods also pertained to the purchase of computer hardware and software, furniture and fixtures and leasehold improvements needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space. We estimate that our cash utilized for capital expenditures in 2005 will be approximately $8.0 million for the purchase of additional computers, network equipment, furniture and fixtures and leasehold improvements as our business continues to expand.

During the nine months ended September 30, 2005, we issued notes payable totaling $3.0 million relating to our acquisition of S&W. The notes accrue interest at 4% per annum and are payable in three equal annual installments beginning on May 8, 2006. During the nine months ended September 30, 2004, we paid a special dividend to our stockholders. The aggregate amount of the dividend was $1.3 million, or $0.09 per share of common stock.

We have a bank credit agreement expiring on February 10, 2006 that allows us to borrow up to the lesser of $25.0 million or the sum of (a) 85% of eligible accounts receivable and (b) the lesser of 40% of unbilled services and $5.0 million. Borrowings under the agreement are limited by any outstanding letters of credit, bear interest at LIBOR plus 1.75%, and are secured by substantially all of the Company’s assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures, as well as covenants restricting our ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business. As of September 30, 2005, we were in compliance with the bank credit agreement debt covenants and had no borrowings outstanding. The balance available under the agreement was $22.6 million after the calculation of eligible accounts receivable and unbilled services balances and a reduction of $2.4 million for letters of credit outstanding.

Future Needs
Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional consultants and expanding our service offerings through existing consultants, new hires or acquisitions. We intend to fund such growth over the next twelve months with funds generated from operations, proceeds from our IPO and borrowing availability under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe cash generated from operations, supplemented as necessary by borrowings under our credit facility, will be adequate to fund this growth. Over the longer term, we expect that cash flow from operations, supplemented by short-term and long-term financing, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and overall condition of the credit markets.

SUBSEQUENT EVENT

On July 5, 2005, one of our clients filed for bankruptcy. Subsequent to the filing of the bankruptcy, we continued to provide interim management, revenue cycle management and strategic sourcing services under an engagement contract with the client. In addition, we continued to provide services pursuant to a separate engagement contract with the client’s bankruptcy counsel to assist with the bankruptcy process.

On October 21, 2005, the client filed an application with the Bankruptcy Court to authorize our retention during the bankruptcy process. In connection with the application, new financial terms and conditions of the engagement contracts, including billing terms and rates for the Company’s services, were negotiated and agreed to with the client and certain other interested parties retroactive to July 5, 2005 pursuant to a new engagement contract that superseded the original contracts. At a hearing held on October 28, 2005, the Bankruptcy Court approved on an interim basis our retention based on these agreed upon terms. A hearing to address our retention on a permanent basis is scheduled for December 14, 2005. There could be challenges during the bankruptcy process to the fees earned by us and S&W, including fees earned by S&W prior to the bankruptcy filing on July 5, 2005. Although no such claim has been brought to date, if a claim is brought in the future, the claim could have a material impact on our financial position, results of operations, earnings per share or cash flows in the period in which such claim were resolved.

The accompanying unaudited consolidated financial statements reflect the effects of the new financial terms and conditions approved on an interim basis by the Bankruptcy Court on October 28, 2005. The effect of the change in financial terms was to reduce revenues before reimbursable expenses in the three months ended September 30, 2005 by $1.2 million from the amounts provided for under the original terms of the interim management contract with the client.

Based on the projected cash flows under the new financial terms and conditions approved on an interim basis by the Bankruptcy Court, the intangible value that we assigned to the interim management contract in connection with the S&W acquisition has decreased. Accordingly, we wrote off the remaining carrying value of this contract in the third quarter of 2005. This charge, totaling $0.6 million, is included in “depreciation and amortization” on our consolidated statements of income and is attributable to the Financial Consulting segment.

The results for the three and nine months ended September 30, 2005 also reflect legal and related costs totaling approximately $0.4 million associated with the bankruptcy process.

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

We also have fixed cash flow requirements relating to the notes payable we issued in conjunction with the acquisition of S&W during the nine months ended September 30, 2005. The notes totaled $3.0 million and are payable in three equal annual installments beginning on May 8, 2006, together with accrued interest at 4% per annum.

During 2005, we entered into operating lease agreements for office facilities located in New York, New York and Boston, Massachusetts. Rental payments under these new arrangements commence in 2006. Our contractual obligations to make future rental payments under these agreements total $1.8 million in 2006, $4.0 million in 2007, $4.0 million in each of 2008, 2009 and 2010, and $21.6 million in the aggregate after 2010.

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

SFAS No. 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The second method is the modified retrospective application, which requires that we restate prior period financial statements. We will adopt the modified prospective transition method and we do not expect the adoption of SFAS No. 123R to have a material impact on our financial position, results of operations, earnings per share, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates and changes in the market value of our investments. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has a variable interest rate tied to the LIBOR. We had no borrowings outstanding under the credit agreement as of September 30, 2005; therefore, any change in interest rates would not have an effect on our financial position or operating results.

At September 30, 2005, we had notes payable totaling $3.0 million that are payable in three equal installments beginning on May 8, 2006. We are not exposed to interest rate risks in respect to these notes as they bear a fixed interest rate at 4% per annum.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASERS OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HURON CONSULTING GROUP INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	November 9, 2005	/s/ Gary L. Burge
Gary L. Burge
Vice President,
Chief Financial Officer and Treasurer