Form 10-K
period 2005-12-31
Huron Consulting Group Inc.
filed 2006-02-23
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $170,137,000.

As of February 10, 2006, 17,250,965 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III of this annual report on Form 10-K.

HURON CONSULTING GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

In this annual report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

This annual report on Form 10-K, including the information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” or “continue” or the negative of such terms or other comparable terminology. These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates and number of consultants; that we are able to expand our service offerings through our existing consultants and new hires; and that existing market conditions do not change from current expectations. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are an independent provider of financial and operational consulting services. Our highly experienced and credentialed professionals employ their expertise in accounting, finance, economics and operations to provide our clients with specialized analysis and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities.

Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants that consisted primarily of former Arthur Andersen LLP partners and professionals, including our Chief Executive Officer, Gary E. Holdren, with equity sponsorship from a group of investors led by Lake Capital Management LLC.

In October 2004, we completed our initial public offering and became a publicly traded company listed on the NASDAQ National Market. In May 2005, we acquired Speltz & Weis LLC, a specialized consulting firm that consisted of 26 consultants, so that we can provide interim management, organizational renewal and turnaround services and other crisis management services to distressed hospitals and other healthcare facilities.

We have grown significantly since we commenced operations, nearly tripling the number of our consultants from 213 on May 31, 2002 to 632 on December 31, 2005. We have hired experienced professionals from a variety of organizations, including the four largest public accounting firms, referred to as the Big Four, and other consulting firms. Our credentialed consultants include certified public accountants, MBAs, accredited valuation specialists and forensic accountants. As of December 31, 2005, we had 75 managing directors who are consultants. These individuals have an average of 22 years of business experience. In addition to our headquarters in Chicago, we have five other core offices located in Boston, Houston, New York City, San Francisco and Washington D.C. and two small offices located in Charlotte and Los Angeles.

OUR SERVICES

We provide our services through two segments: Financial Consulting and Operational Consulting. For the year ended December 31, 2005, we derived 57.0% of our revenues from Financial Consulting and 43.0% from Operational Consulting. For further financial information on our segment results, see “Management’s discussion and analysis of financial condition and results of operations” and note “17. Segment Information” in the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K.

Financial Consulting

Our Financial Consulting segment provides highly specialized financial and economic analysis and advice to help clients effectively address complex challenges that arise from litigation, disputes, investigations, regulation, financial distress and other sources of significant conflict or change. Our Financial Consulting segment consisted of 306 consultants as of December 31, 2005. This segment’s practices and the services they offer include:

•	Disputes and investigations. Our disputes and investigations practice provides financial and economic analysis to support law firms and corporations in connection with business disputes, lawsuits and regulatory or internal investigations. We have extensive experience in the areas of financial investigations and forensic accounting, including matters involving the Securities and Exchange Commission (“SEC”) or other regulatory inquiries or investigations, financial restatements and special accounting projects. We provide specialized accounting services to gather and analyze voluminous financial data and reconstruct complex transactions and events. In addition, we apply economic and econometric analyses in the areas of antitrust and anticompetitive practices, securities fraud, insurance claims and damages, as well as deliver or support independent expert testimony in such cases.

•	Corporate advisory services. Our corporate advisory services practice provides consulting assistance to financially distressed companies, creditor constituencies and other stakeholders in connection with bankruptcy proceedings and out-of-court restructurings. For distressed companies, we assess the viability of their business and work closely with management to develop and implement a turnaround plan to improve cash flow and a debt-restructuring plan to improve their balance sheet. In some instances, we serve in interim management roles. When out-of-court solutions are not achievable, we assist clients with preparing for a Chapter 11 bankruptcy filing and with all aspects of the bankruptcy process by gathering, analyzing and presenting financial and business information needed to achieve a successful reorganization. We also provide claims management services to help companies process and analyze complex and voluminous claims filed in bankruptcies. For creditor constituencies, including committees of unsecured creditors, we provide similar financial analyses designed to maximize the recovery of amounts owed to creditors and assess the viability of a debtor’s reorganization plan.

•	Valuation services. Our valuation services practice delivers expert valuation analysis to clients and their advisors. We perform valuations of businesses, financial interests, intellectual property, real property, machinery and equipment and other tangible and intangible assets. Our valuation services practice typically supports client needs in the following contexts:

•	Transactions: supporting clients’ financial and tax reporting, especially in the context of acquisitions and other corporate transactions;

•	Litigation or disputes: valuing businesses or assets; and

•	Bankruptcies: supporting the restructuring process or the sale of business assets.

•	Interim management/Focused consulting. With our acquisition of Speltz and Weis LLC, we can provide additional services to distressed hospitals and other healthcare facilities. Our interim management/focused consulting practice typically provides the following services:

•	Interim management: serving as on-site senior management, including Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, with a specialization in managing distressed hospital systems and facilities; also provide chief restructuring officers to facilities in bankruptcy;

•	Focused consulting: the interim managers are supported by consultants that provide revenue cycle improvements, cost reduction initiatives, clinical support, revenue generation/business development, financial planning and analysis and litigation support; and

•	Bankruptcies, workouts and restructuring: in addition to providing chief restructuring officers to facilities in bankruptcy, we provide creditor relations and facilitation and reorganization planning and out-of-court workouts.

Operational Consulting

Our Operational Consulting segment provides services designed to help clients improve the overall efficiency and effectiveness of their operations by enhancing revenue, reducing costs, managing regulatory compliance and maximizing procurement efficiencies. Our Operational Consulting segment consisted of 326 consultants as of December 31, 2005. This segment’s practices and the services they offer include:

•	Higher education. Our higher education practice provides operational consulting services to colleges, universities and academic medical centers. We provide financial modeling, operational process redesign, strategic planning and assessments and advice on software selection and implementation, especially in connection with helping research universities address the challenges and complexities of administering research programs, including the complex requirements of federally-funded research. Our research administration services include compliance assessments, cost recovery services and operations assistance. We also have extensive experience implementing the PeopleSoft® Grants Suite as a technology solution to sponsored research administration challenges. Our specialty is in the areas of Grants, Projects, Contracts, Billings, and Accounts Receivable applications.

•	Healthcare. Our healthcare practice helps healthcare providers and payors effectively address their strategic, operational, management, and financial challenges. On the provider side, we help hospitals, physicians and other healthcare providers improve operations by performing assessments and implementing solutions designed to reduce costs and increase effectiveness. Our engagements typically focus on revenue cycle and cash acceleration, supply chain improvements, strategic growth and planning, financial planning and physician/ancillary services. Additionally, we provide risk management and regulatory compliance solutions. For healthcare payors, we focus on compliance and government contracting issues related to federal healthcare programs. Our Medicare contract services include Medicare contract transition and termination assistance, implementation of cost accounting standards, secondary payer analyses, strategic assessments, proposal support services and assistance related to implementation of the Medicare Modernization Act. We assist pharmaceutical companies with pricing analyses and related aspects of regulatory disclosures and calculations. We also assist health plans with various operational issues including claims processing over and under-payments, Pharmacy Benefit Manager audits and business performance reporting.

•	Legal business consulting. Our legal business consulting practice helps both in-house legal departments and outside counsel enhance the quality of legal services while reducing costs by more efficiently aligning strategy, people, processes and technology. We provide strategic advice to help legal departments and law firms improve their organizational design, business processes, and management of outside counsel and we work with corporations and law firms to provide solutions to enhance their discovery process management and electronic discovery needs. One area of emphasis is helping clients to choose and implement technology solutions that improve legal department operations. We provide a full array of forensic technology, discovery, and records management services that include discovery process execution, electronic discovery services, computer forensics, data management, records program development, records improvement planning and process, and program management, all aimed at reducing costs, coordinating matters and people, streamlining processes and reducing risks. We also have extensive experience in selecting, customizing and successfully rolling out matter management systems and E-Billing systems that help legal departments track and manage lawsuits and other legal matters. These systems are powerful tools for managing budgets, spending and resources. We provide similar services for document management systems and patent management applications.

•	Strategic sourcing. Our strategic sourcing practice works with clients to drive sustainable non-salary cost reductions. We help clients achieve significant savings by addressing the entire procurement process, including contract negotiations, vendor selection, contract compliance, consumption patterns, total cost of ownership, performance measurement, knowledge transfer and make-versus-buy decisions. We identify opportunities for measurable savings, develop approved action plans and guide the implementation of those plans to final conclusion. We have achieved substantial savings for clients in a wide variety of spend categories, including office-related products, telecommunications, IT hardware, software and services, insurance, printing services, travel and industry-specific categories.

•	Performance improvement. Our performance improvement practice works with executive officers and other senior managers of large and middle-market organizations that have recently undergone a change in leadership, are integrating acquisitions or are coping with a change in competitive dynamics to address performance challenges and take advantage of opportunities. Our engagements typically increase effectiveness of operations or decrease costs by developing and implementing solutions for clients in areas such as business alignment, operational improvement, selling, general and administrative cost efficiency, and organizational alignment.

OUR CLIENTS

We provide financial and operational consulting services to a wide variety of both financially sound and distressed organizations, including Fortune 500 companies, medium-sized businesses, academic institutions, healthcare organizations and the law firms that represent these various organizations. Our clients are in a broad array of industries, including education, professional services, transportation services, healthcare, telecommunications, financial services, electronics, consumer products, energy and utilities, industrial manufacturing and food and beverage. Since commencing operations in May 2002, we have conducted over 2,500 engagements for over 1,400 clients, and we have worked on engagements with 37 of the 40 largest U.S. law firms listed in The American Lawyer 2005 Am Law 100. Our top ten clients represented 38.3% and 27.8% of our revenues in the years ended December 31, 2005 and 2004, respectively. Revenues from one client represented 11.1% of our revenues in 2005. No single client accounted for more than 10% of our revenues in 2004. The following are examples of engagements that we have performed for our clients.

Financial Consulting

Practice	Client need	Huron solution
Disputes and investigations	Assist legal counsel for an audit committee of a public software company in connection with an SEC investigation and class action litigation

➢ Forensic accounting experts conducted a large-scale, in-depth financial analysis of financial records and analyzed issues such as revenue recognition, acquisition accounting, capitalization of assets, complex transactions and goodwill impairment to identify accounting errors.

➢ Consultants specializing in GAAP assisted the client with preparation of the restatement of its financial statements and presentations to the SEC.

Corporate advisory services	Assist with Chapter 11 bankruptcy proceedings of an air transportation company

➢ Pre-petition, developed procedures and “playbooks” in the event the client had to file for bankruptcy protection, including implementation of policies and procedures relating to cash management, aircraft and supplier related issues, and financing related matter.

➢ Post-petition, participated in the restructuring office and provided a wide range of analyses, including: reporting requirements (monthly operation reports, statement and schedules and required reports from various creditor committees); business plan assistance; implementation of Statement of Position 90-7—Financial Reporting by Entities in Reorganization under the Bankruptcy Code; claims management and reconciliation; evaluation of potential courses of action related to

Practice	Client need	Huron solution
preferences, executory contracts and lease negotiations; monitoring of other case constituents and their advisors; and the development of a joint plan of reorganization and disclosure statement.
Valuation services	Value assets of acquired company for purchase price allocation by a global media company

➢ Analyzed the fair market value of the assets of the acquired company, including tangible assets, customer relationships, favorable contracts, franchise value and goodwill.

➢ Determined the remaining life of the assets as well as tested for impairment of the assets in other operating units to support financial reporting requirements.

Interim management / Focused consulting	Provide interim management and performing focused consulting services for a large hospital system in the United States

➢ Provided experienced senior executive management, including the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer and various department managers.

➢ Made revenue cycle improvements by analyzing and correcting back-office operations, monitoring tools that report key metrics, improving coding and automation and analyzing and renegotiating payor contracts to improve performance including achieving significant increases in cash flow, improved relations with trade creditors and system improvements for the long term.

Operational Consulting

Practice	Client need	Huron solution
Higher education and strategic sourcing	Assess research administration infrastructure of a leading university due to dramatic growth in research volume and increased scrutiny of federal regulators

➢ Evaluated current operations and provided a plan for implementation of improvements to research administration infrastructure, including:

➢ roles and responsibilities within central university units and departmental units;

➢ organizational structure of the research enterprise, including its relationship with other university entities;

➢ business processes;

➢ information systems;

➢ personnel;

➢ training and educational programs; and

➢ performance measures for central research units.

➢ Evaluated the exposure of the primary research support units to financial and operational risks relating to research universities.

Practice	Client need	Huron solution

➢ Assessed impact of plans to replace university-wide financial systems on research administration support services.

➢ Our strategic sourcing practice identified areas where the university could reduce its costs of procuring goods and services, such as through library services, scientific supplies or office-related products.

Healthcare	Improve operating margins of healthcare provider

➢ Comprehensive assessment of performance levels related to operating costs, supply costs, revenue cycle and organizational structure efficiency.

➢ Quantified and prioritized areas of potential opportunity for change, growth and/or improvement, including revenue management, use of supplies and efficiency of information systems.

➢ Developed and implemented plans for sustained improvements in:

➢ supply chain;

➢ revenue cycle; and

➢ organizational effectiveness.

Assist in recovering overpaid claims

➢ Assisted a large health insurance organization perform a detailed analysis of its coordination of benefits programs.

➢ Identified a significant number of claims that had been paid in error by the client and assisted the client in recovering these overpayments.

Legal business consulting	Implement management system for the management and control of e-mail to reduce storage cost, improve performance and ensure the retention of e-mail in accordance with company records retention requirements for a global chemical company

➢ Developed electronic records management strategy, policy and standards.

➢ Reviewed and updated records retention policy and metadata standards.

➢ Developed technical, legal/regulatory and user specifications for e-mail management system.

➢ Conducted a proof of concept to ensure technical compatibility with their IT infrastructure, a second proof of concept to ensure adequate risk and regulatory functionality and a full production pilot to ensure that the system meets end user ease of use acceptance.

➢ Provided technical and records management expertise for the development of RFP and system selection.

➢ Developed change management process for company-wide roll-out of the system.

Practice	Client need	Huron solution
Provide strategic records management advice and support for the design and implementation of a global records management program for a pharmaceutical company

➢ Performed an assessment of current records management program structure and practices in U.S.

➢ Developed strategic plan for global records management including the management of e-mail, electronic documents and enterprise data systems.

➢ Prepared road map for phased implementation of the plan to sites worldwide over a three-year period.

➢ Developed corporate records retention schedules for records in all media format

Implement an electronic discovery system and an enterprise-wide discovery management solution

➢ Evaluated existing electronic document and hardcopy/image-based discovery processes.

➢ Recommended and implemented an electronic document discovery solution to successfully reprocess documents and provide a review and production platform.

➢ Structured and managed the electronic review, including providing the on-site attorney training, system metrics and user reports.

➢ Developed end-to-end company wide solution for all discovery management needs from issuance of legal holds through case archival and record retention.

Develop cost saving intitiatives for pharmaceutical company’s recently expanded legal department

➢ Analyzed processing of legal matters through various phases and the distribution and management of legal work by internal and outside staff.

➢ Developed cost saving initiatives to improve organizational design, outside counsel management and business process.

➢ Assisted with the implementation of an interim matter management system for litigation and the selection of a new department-wide matter management system that will be implemented over a period of time.

Performance improvement	Devised an overarching strategy for the supply chain function for a large consumer products client

➢ Synthesized market research, customer feedback and industry benchmarks to provoke discussion about future direction and priorities in the supply chain arena.

➢ Facilitated a process to build consensus among senior management from across major business units leading to the development of strategies, a long-range plan and a series of near-term initiatives.

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

We believe the demand for our services is driven by the following factors:

•	SEC and internal investigations. The increased scrutiny of accounting practices, internal controls and disclosure has contributed to the large number of financial restatements by public companies. In response to a number of recent incidences of corporate malfeasance and accounting irregularities, the SEC has conducted an increasing number of public company investigations over the past few years. Between fiscal 2003 and 2004, the SEC increased its enforcement staffing by approximately 29% and initiated approximately 950 investigations. For fiscal year 2005, Congress approved a record $913 million budget, 13% above the prior fiscal year’s appropriation, to hire more staff and continue to enhance SEC oversight and investigation initiatives. For fiscal 2007, the President has recommended a budget of $904.8 million. In addition, an increasing number of boards of directors, audit committees and special independent committees of companies that have had to review their historical financials or respond to complaints by whistleblowers have conducted internal forensic investigations to determine the underlying facts. These dynamics have driven demand for independent financial consultants like us who help clients respond to SEC investigations, evaluate restatements of financial statements and support internal investigations by combining investigative accounting and financial reporting skills with business and practical experience.

•	Litigation and disputes. Litigation and business disputes are prevalent in the United States and, we believe, the volume of this activity does not necessarily correlate with the economic cycle. The breadth and magnitude of these matters is increasing. For example, antitrust investigation and enforcement activities by federal, state and local authorities present heightened complexities and risks for companies in the areas of mergers and acquisitions, pricing policies, distribution relationships and patent and intellectual property matters. In addition, private parties can bring antitrust claims asserting a variety of violations. In complex litigation and disputes, organizations and the law firms that represent them regularly engage experienced consultants to provide or support expert testimony or perform data analyses involving financial, economic and accounting issues.

•	Sarbanes-Oxley and stockholder activism. The enactment of the Sarbanes-Oxley Act of 2002 has substantially limited the scope of non-audit services that large public accounting firms, such as the Big Four, can provide to their audit clients. We believe these limitations represent a significant opportunity for independent consulting firms. A study done by the Investor Responsibility Research Center in February 2002 of 1,224 public U.S. companies estimated that 72%, or approximately $4.0 billion, of the fees these companies paid to the accounting firm that conducted their audit in fiscal 2000 were for non-audit services. Although a substantial amount of this spending was for tax services, which we do not provide, we believe there is still a significant opportunity to provide the other non-audit services. Further, certain influential institutional investors, citing concerns over perceived conflicts of interest, have opposed the ratification of auditors and the election of directors of companies that engage their auditors to perform permissible non-audit services. We believe that the restrictions of Sarbanes-Oxley, stockholder opposition to auditors performing consulting services for their audit clients and the relatively small number of large public accounting firms will lead many clients to choose independent consulting firms over the Big Four when seeking providers of various consulting services.

•	Operational challenges and opportunities. Organizations must constantly reevaluate business processes in order to manage change and risk and minimize or recover costs. For example, in the healthcare industry, the steady flow of changes that affect healthcare funding, treatments, delivery and administration increase the difficulty in managing a complex mix of factors, including rising healthcare costs and insurance premiums and the increasing number of uninsured citizens. In the higher education industry, research universities and academic medical centers must develop and maintain programs to effectively manage research compliance risks and implement systems that support the recovery of research costs. Additionally, the difficulties of managing a large number of legal matters compels in-house legal departments to seek ways to improve their efficiency and effectiveness, which drives demand for consultants specializing in legal department operations. In general, a variety of organizations seek to improve their procurement efficiencies, improve operational processes and reduce costs. We believe that in seeking to meet these challenges and capitalize on these opportunities, organizations will increasingly augment their internal resources with consultants who can provide a combination of industry expertise and strong technical skills.

•	Improving economic conditions and merger and acquisition activity. Despite depressed levels in recent years, there was a rebound in merger and acquisition, or M&A, activity in 2004 amidst an improvement in general economic conditions. According to Dealogic, the aggregate dollar value of announced M&A transactions increased approximately 32% in 2005 compared to 2004. We believe M&A activity creates demand for financial consulting services, such as purchase price allocations and other similar valuation services and dispute and litigation services, as well as operational consulting services, such as merger integration, margin improvement and strategic sourcing.

•	Financial distress. Despite the recent decline in corporate bankruptcy filings, we believe there will continue to be a sufficient number of bankruptcies of the size and complexity that typically require debtors and other constituents to retain the services of financial advisors. Additionally, we believe there is an ongoing need for restructuring and turnaround consulting services to assist financially distressed, under-performing and debt-laden companies and their stakeholders outside of the bankruptcy process.

EMPLOYEES

Our ability to bring the right expertise together to address client issues requires a willingness to work and think outside the bounds of a single practice or specialty. Our success depends on our ability to attract and retain highly talented professionals by creating a work environment where both individuals and teams thrive and individuals are rewarded not only for their own contributions but also for the success of our organization as a whole. To accomplish those goals and recognize performance, we have adopted a comprehensive rewards program incorporating compensation, training and development opportunities, performance management and special recognition programs that motivates individual performance and promotes teamwork.

As of December 31, 2005, we had 773 employees, consisting of 632 consultants and 141 non-billable professionals. The 632 consultants consisted of 75 managing directors, 95 directors, 144 managers and 318 associates and analysts. Of these consultants, 142 have a master’s degree in business administration, 79 are certified public accountants and various others are accredited valuation specialists and forensic accountants. Our managing directors serve clients as advisors and engagement team leaders, originate revenue through new and existing client relationships, and work to strengthen our intellectual capital, develop our people and enhance our reputation. Our directors and managers manage day-to-day client relationships and oversee the delivery and overall quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. In addition to our consultants and non-billable professionals, in certain cases we also utilize independent contractors.

Our 141 non-billable professionals at December 31, 2005 consisted of 10 managing directors, 27 directors, 23 managers, 41 associates and analysts and 40 assistants. Our non-billable professionals include our senior management team, senior client relationship managers and legal, finance, information technology, marketing and human resource personnel.

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

Our compensation plan includes competitive base salary, incentives and benefits. Under our incentive plan, directors, managers, associates and analysts set goals each year with a performance coach. These goals are aligned with our business goals as well as individual interests and development needs. Managing directors set goals with their practice leader using a balanced scorecard. The incentive plan balances our value of teamwork with recognition of individual performance, and incentive compensation is tied to both team and individual performance. Incentives for managing directors are based on their individual performance and their contribution to their practice and to our business as a whole. Funding of the incentive pool is based on our achievement of annual financial goals and each practice’s achievement of its financial goals. In addition, managing directors and certain high-performing directors may receive long-term equity incentives.

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

We also from time to time host conferences that facilitate client development opportunities. For example, in the third quarter of 2005, we hosted a corporate advisory services summit providing a forum to develop and strengthen new and existing client relationships in the legal and financial services areas.

In addition, to complement the business development efforts of our managing directors, we have a group of senior client relationship managers who are focused exclusively on developing client relationships and generating new business through their extensive network of contacts. We also have formed relationships with prominent academics, which generate new business opportunities.

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

ITEM 1A. RISK FACTORS

Our inability to retain our senior management team and other managing directors would be detrimental to the success of our business.

We rely heavily on our senior management team, including Gary Holdren, our Chief Executive Officer, Daniel Broadhurst, our Vice President of Operations, Gary Burge, our Chief Financial Officer and Treasurer, and other managing directors, and our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services, these people must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on our senior management team and other managing directors to generate and market our business. Further, in light of our limited operating history, our senior management’s and other managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Although we enter into non-solicitation agreements with our senior management team and other managing directors, we do not enter into non-competition agreements. Accordingly, members of our senior management team and our other managing directors are not contractually prohibited from leaving or joining one of our competitors, and some of our clients could choose to use the services of that competitor instead of our services. If one or more members of our senior management team or our other managing directors leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in securing and successfully completing engagements and managing our business properly, which could harm our business prospects and results of operations.

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

We have experienced net losses for the first part of our history, and our limited operating history makes evaluating our business difficult.

We have been operating since May 2002. For the period from March 19, 2002 (inception) through December 31, 2002 and for the year ended December 31, 2003, we experienced net losses of $4.2 million and $1.1 million, respectively. Although we generated net income of $10.9 million and $17.8 million for the years ended December 31, 2004 and 2005, respectively, we may not sustain profitability in the future. Our net losses, among other things, have had, and should net losses occur in the future, will have, an adverse effect on our stockholders’ equity and working capital. To sustain profitability, we must:

•	attract, integrate, retain and motivate highly qualified consultants;

•	achieve and maintain adequate utilization and suitable billing rates for our consultants;

•	expand our existing relationships with our clients and identify new clients in need of our services;

•	maintain and enhance our brand recognition; and

•	adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives. Further, our limited operating history makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in highly competitive industries. The historical information in this report may not be indicative of our future financial condition and future performance. For example, we expect that our future annual growth rate in revenues will moderate and likely be less than the growth rates experienced in 2003, 2004 and 2005.

If we are unable to manage the growth of our business successfully, we may not be able to sustain profitability.

We have grown significantly since we commenced operations, nearly tripling the number of our consultants from 213 on May 31, 2002 to 632 as of December 31, 2005. As we continue to increase the number of our consultants, we may not be able to successfully manage a significantly larger workforce. Additionally, our significant growth has placed demands on our management and our internal systems, procedures and controls and will continue to do so in the future. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial, accounting and other systems, procedures and controls, which will increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. This need to augment our support infrastructure due to growth is compounded by our decision to become a public reporting company and the increased expense that will arise in complying with existing and new regulatory requirements. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosure. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

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

A significant portion of our revenues is derived from a limited number of clients, and our engagement agreements, including those related to our largest clients, can be terminated by our clients with little or no notice and without penalty, which may cause our operating results to be unpredictable.

As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our ten largest clients accounted for 38.3%, 27.8% and 32.1% for the years ended December 31, 2005, 2004 and 2003, respectively, and 36.3% of our revenues in the partial year ended December 31, 2002. One of our clients accounted for 11.1% of our revenues in the year ended December 31, 2005. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year and a major client in one fiscal period may not require or decide to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements come from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

In addition, almost all of our engagement agreements can be terminated by our clients with little or no notice and without penalty. For example, in engagements related to litigation, if the litigation were to be settled, our engagement for those services would no longer be necessary and therefore would be terminated. In client engagements that involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. For clients in bankruptcy, a bankruptcy court could elect not to retain our interim management consultants, terminate our retention, require us to reduce our fees for the duration of an engagement or approve claims against fees earned by us prior to or after the bankruptcy filing. For example, shortly after we acquired Speltz & Weis LLC, its largest client, which accounted for approximately 82.8% of its 2004 revenues and which accounted for approximately $14.5 million, or 7.0%, of our revenues in the year ended December 31, 2005, filed for bankruptcy. While the Bankruptcy Court approved our retention, it did so subject to certain fee reductions that we negotiated with the client and certain other interested parties. Depending on the outcome of the bankruptcy proceeding, we may not receive the full amount of these negotiated amounts. Moreover, several parties to the bankruptcy case have reserved their right to challenge fees earned by us and Speltz & Weis LLC prior to the bankruptcy filing on July 5, 2005. Although no such claim has been brought to date, if a claim is brought in the future, the claim could have a material adverse impact on our financial position, results of operations, earnings per share or cash flows in the period in which such claim were resolved. Terminations of engagements, cancellations of portions of the project plan, delays in the work schedule or reductions in fees could result from factors unrelated to our services. When engagements are terminated or reduced, we lose the associated future revenues, and we may not be able to recover associated costs or redeploy the affected employees in a timely manner to minimize the negative impact. In addition, our clients’ ability to terminate engagements with little or no notice and without penalty makes it difficult to predict our operating results in any particular fiscal period.

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

Additional hiring and acquisitions could disrupt our operations, increase our costs or otherwise harm our business.

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of consultants and by potentially acquiring additional complementary businesses. However, we may be unable to identify, hire, acquire or successfully integrate new consultants and complementary businesses without substantial expense, delay or other operational or financial problems. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential consultants or the price we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition, including with respect to Speltz & Weis LLC. Hiring additional consultants or acquiring complementary businesses could also involve a number of additional risks, including:

•	the diversion of management’s time, attention and resources from managing and marketing our company;

•	the failure to retain key acquired personnel;

•	the adverse short-term effects on reported operating results from the amortization or write-off of acquired goodwill and other intangible assets, such as described in “Management’s Discussion and Analysis—Client Bankruptcy Case”;

•	potential impairment of existing relationships with our clients, such as client satisfaction or performance problems, whether as a result of integration or management difficulties or otherwise;

•	the creation of conflicts of interest that require us to decline or resign from engagements that we otherwise could have accepted;

•	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

•	increased costs to improve, coordinate or integrate managerial, operational, financial and administrative systems; and

•	difficulties in integrating diverse backgrounds and experiences of consultants, including if we experience a transition period for newly hired consultants that results in a temporary drop in our utilization rates or margins.

If we fail to successfully address these risks, our ability to compete may be impaired.

If the number of large bankruptcies declines or other factors cause a decrease in demand for our corporate advisory services, our revenues and profitability could suffer.

Our corporate advisory services practice provides various turnaround, restructuring and bankruptcy services to companies in financial distress or their creditors or other stakeholders. This practice accounted for 12.5% and 23.4% of our revenues for the years ended December 31, 2005 and 2004, respectively. The decrease is a result of the wind-up of several large bankruptcy engagements. We are typically engaged in connection with a bankruptcy case when the bankruptcy is of the size and complexity that generally requires the debtor or other constituents to retain the services of financial advisors. A number of other factors also affect demand for this practice. These factors include:

•	over-expansion by various businesses;

•	management’s inability to address critical operational and financial issues;

•	the level of lending activity and over-leveraging of companies; and

•	challenging general economic conditions in the United States, which have benefited our corporate advisory services practice since we commenced operations.

If the number of large bankruptcies declines or other factors cause a decrease in demand for our corporate advisory services, the revenues from our turnaround, restructuring and bankruptcy services could decline, which could harm our ability to sustain profitability.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.

Fixed-fee engagements generated approximately 11.5% and 11.8% of our revenues for the years ended December 31, 2005 and 2004, respectively. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.

From time to time, primarily in our corporate advisory services and strategic sourcing practices, we enter into engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually defined goals. The achievement of these contractually-defined goals is often impacted by factors outside of our control, such as the actions of our client or third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. While performance-based fees comprised 3.7% and 5.1% of our revenues for the years ended December 31, 2005 and 2004, respectively, we intend to continue to enter into performance-based fee arrangements and these engagements may impact our revenues to a greater extent in the future. Should performance-based fee arrangements represent a greater percentage of our business in the future, we may experience increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may offset the positive effect on our operating results from increases in our utilization rate or average billing rate per hour. For example, net deferrals of $1.4 million of performance-based fees for services rendered had the effect of reducing our average billing rate per hour for the third quarter of 2005 by $6, while net recognition of $1.1 million of performance-based fees had the effect of increasing our average billing rate per hour for the fourth quarter of 2005 by $5.

Conflicts of interest could preclude us from accepting engagements thereby causing decreased utilization and revenues.

We provide services in connection with bankruptcy proceedings and litigation proceedings that usually involve sensitive client information and frequently are adversarial. In connection with bankruptcy proceedings, we are required by law to be “disinterested” and may not be able to provide multiple services to a particular client. In litigation we would generally be prohibited from performing services in the same litigation for the party adverse to our client. In addition, our engagement agreement with a client or other business reasons may preclude us from accepting engagements with our clients’ competitors or adversaries. As we increase the size of our operations, the number of conflict situations can be expected to increase. Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new engagements as a result of conflicts of interest. If we are unable to accept new engagements for any reason, our consultants may become underutilized, which would adversely affect our revenues and results of operations in future periods.

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

As a holding company, we are totally dependent on distributions from our operating subsidiaries to pay dividends or other obligations and there may also be other restrictions on our ability to pay dividends in the future.

We are a holding company with no business operations. Our only significant asset is the outstanding equity interests of our wholly-owned operating subsidiaries. As a result, we must rely on payments from our subsidiaries to meet our obligations. We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by them in their operations, including servicing any debt obligations they may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiaries may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distribution with respect to, our common stock. Our future credit facilities, other future debt obligations and statutory provisions may also limit our ability to pay dividends or make any distribution in respect of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located in Chicago, Illinois, consisting of approximately 83,000 square feet of office space, under a lease that expires in September 2014. We have two five-year renewal options under the lease that will allow us to continue to occupy this office space until September 2024. This facility accommodates our executive team and corporate departments, as well as consultants in each of our practices. We also have a core office located in New York City, New York, consisting of approximately 57,000 square feet of office space, under a lease that expires in July 2016, with a one five-year renewal option. Additionally, we also occupy leased facilities for our four other core offices located in Boston, Houston, San Francisco and Washington, D.C., as well as smaller offices located in Charlotte and Los Angeles. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Trading in Huron’s common stock commenced on the NASDAQ National Market on October 13, 2004, under the symbol “HURN.” The following table sets forth, on a per share basis and for the period indicated, the high and low closing sales prices for Huron’s common stock as reported by the NASDAQ National Market.

	High	Low
2004:
Fourth Quarter (from October 13, 2004)	$23.95	$18.90
2005:
First Quarter	$25.56	$19.76
Second Quarter	$25.25	$19.46
Third Quarter	$28.30	$23.10
Fourth Quarter	$28.40	$23.45

Holders

As of February 10, 2006, there were 63 holders of record of Huron’s common stock.

Dividend Policy

On May 12, 2004, we declared a special dividend on each outstanding share of our common stock and 8% preferred stock payable to holders of record on May 25, 2004. We paid the special dividend on June 29, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.25 million, or $0.09 per share of common stock and $9.64 per share of 8% preferred stock. The payment of the special dividend was funded by our available cash balance and by borrowing availability under our credit agreement, which we repaid the following day. Other than the special dividend, we have not declared or paid any dividends on our common stock since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We currently expect that we will retain our future earnings, if any, for use in the operation and expansion of our business. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors the board of directors may deem relevant. In addition, our bank credit agreement restricts dividends by requiring $45 million of permanent equity capital, which is defined as the sum of paid-in capital and net income less any distributions.

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the year ended December 31, 2005, we redeemed 56,145 shares of common stock with a weighted-average fair market value of $24.16 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 – October 31, 2005	55,224	$24.12	N/A	N/A
November 1, 2005 – November 30, 2005	921	$26.84	N/A	N/A

Total	56,145	$24.16	N/A	N/A

N/A	– Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

We have derived the following selected consolidated financial data as of and for the years ended December 31, 2005, 2004 and 2003, and as of the end of and for the period from March 19, 2002 (inception) to December 31, 2002 from our audited consolidated financial statements. The consolidated statements of operations and other operating data for the year ended December 31, 2005 include the results of operations and other operating data of Speltz & Weis LLC since May 9, 2005, its date of acquisition. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

Consolidated statements of operations data (in thousands, except per share and other operating data):	Year Ended December 31,			March 19, 2002 (inception) to December 31, 2002
	2005	2004	2003
Revenues and reimbursable expenses:
Revenues	$207,213	$159,550	$101,486	$35,101
Reimbursable expenses	18,749	14,361	8,808	2,921

Total revenues and reimbursable expenses	225,962	173,911	110,294	38,022
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	112,721	92,270	69,374	26,055
Stock-based compensation	5,047	978	27	—
Intangible assets amortization	1,314	—	—	—
Reimbursable expenses	18,982	14,281	8,929	2,921

Total direct costs and reimbursable expenses	138,064	107,529	78,330	28,976
Operating expenses:
Selling, general and administrative	49,139	40,425	25,171	8,813
Stock-based compensation	1,896	433	14	—
Depreciation and amortization	5,282	2,365	5,328	3,048
Restructuring charges	—	3,475	—	—
Management and advisory fees paid to related parties	—	—	—	2,750
Loss on lease abandonment	—	—	1,668	—
Organization costs	—	—	—	965

Total operating expenses	56,317	46,698	32,181	15,576

Operating income (loss)	31,581	19,684	(217)	(6,530)
Other (income) expense:
Interest (income) expense, net	(472)	692	856	332
Other expense	37	—	112	1

Total other (income) expense	(435)	692	968	333

Income (loss) before provision (benefit) for income taxes	32,016	18,992	(1,185)	(6,863)
Provision (benefit) for income taxes	14,247	8,128	(122)	(2,697)

Net income (loss)	17,769	10,864	(1,063)	(4,166)
Accrued dividends on 8% preferred stock	—	931	1,066	646

Net income (loss) attributable to common stockholders	$17,769	$9,933	$(2,129)	$(4,812)

Net income (loss) attributable to common stockholders per share (2):
Basic	$1.13	$0.77	$(0.18)	$(0.41)
Diluted	$1.05	$0.72	$(0.18)	$(0.41)

Weighted average shares used in calculating net income (loss) attributable to common stockholders per share (2):
Basic	15,741	12,820	11,871	11,803
Diluted	16,858	13,765	11,871	11,803

Cash dividend per common share (3)	$—	$0.09	$—	$—

Other operating data (unaudited):	Year Ended December 31,			March 19, 2002 (inception) to December 31, 2002
	2005	2004	2003
Number of consultants (at end of period) (4)	632	483	477	262
Average number of consultants (for the period)	564	485	361	247
Utilization rate (5)	76.5%	72.2%	66.1%	57.3%
Average billing rate per hour (6)	$249	$239	$217	$206

Consolidated balance sheet data (in thousands):	As of December 31,
	2005	2004	2003	2002
Cash and cash equivalents	$31,820	$28,092	$4,251	$4,449
Working capital	$52,272	$42,898	$10,159	$9,780
Total assets	$129,699	$83,219	$39,889	$26,583
Long-term debt (7)	$2,127	$—	$10,076	$10,076
Total 8% preferred stock (8)	$—	$—	$14,212	$13,146
Total stockholders’ equity (deficit)	$75,532	$49,233	$(6,624)	$(4,543)

(1)	Intangible assets amortization relating to customer contracts is presented as a component of total direct costs. Depreciation, amortization of leasehold improvements and amortization of intangible assets relating to customer relationships are presented as a component of operating expenses.
(2)	Adjusted for a 1 for 2.3 reverse stock split effected on October 5, 2004.
(3)	On May 12, 2004, we declared a special dividend on each outstanding share of our common stock and 8% preferred stock payable to holders of record on May 25, 2004. We paid the special dividend on June 29, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.25 million, or $0.09 per share of common stock and $9.64 per share of 8% preferred stock. Other than the special dividend, we have not declared or paid any dividends on our common stock since our inception and do not intend to pay any dividends on our common stock in the foreseeable future.
(4)	Consultants consist of our billable professionals, excluding interns and independent contractors.
(5)	We calculate the utilization rate for our consultants by dividing the number of hours all of our consultants worked on client assignments during a period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(6)	Average billing rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(7)	Consists of notes payable issued in connection with the acquisition of Speltz & Weis LLC and capital lease obligations, net of current portions, at December 31, 2005. Consists of 8% promissory notes at December 31, 2003 and 2002.
(8)	On October 18, 2004, we used $15.1 million of the proceeds of the initial public offering to redeem all of the outstanding 8% preferred stock, plus cumulative dividends and a liquidation participation amount totaling $2.6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are an independent provider of financial and operational consulting services. We commenced operations in May 2002 with a core group of experienced financial and operational consultants, composed primarily of former Arthur Andersen LLP partners and professionals. We have grown significantly since we commenced operations, nearly tripling the number of our consultants from 213 on May 31, 2002 to 632 as of December 31, 2005. In response to strong demand for our services, we began aggressively hiring consultants in the first quarter of 2003 and added over 200 new consultants during 2003. While this aggressive hiring reduced our 2003 utilization rate (determined by dividing the number of hours all of our consultants worked on client assignments during a period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days) as we integrated our new hires, we believe the early results of this growth initiative are evident in our financial results. Revenues in 2002 totaled $35.1 million for our first eight months of operations and rose to $101.5 million in 2003, our first full year of operations. Revenues in 2004 totaled $159.6 million, a 57.2% increase from 2003. Revenues in 2005 totaled $207.2, a 29.9% increase from 2004.

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

Since our inception, most of our revenues have been generated from time-and-expense engagements. In time-and-expense engagements, fees are based on the hours incurred at agreed upon billing rates. Time-and-expense engagements represented approximately 84.8% and 83.1% of our revenues in 2005 and 2004, respectively.

In fixed-fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed-fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the years ended December 31, 2005 and 2004, fixed-fee engagements represented approximately 11.5% and 11.8%, respectively, of our revenues.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. For example, our revenues for the second quarter of 2004 included a $1.6 million success fee earned on a time-and-expense engagement that included a performance-based component related to the completion of a series of asset sales transactions managed on behalf of a single financial consulting segment client over a two-year period. While performance-based fee revenues represented approximately 3.7% and 5.1% of our revenues in 2005 and 2004, respectively, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

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

Total direct costs

Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include direct costs consisting of salaries, performance bonuses, payroll taxes and benefits for consultants, as well as fees paid to independent subcontractors that we retain to supplement consulting personnel, typically on an as needed basis for specific client engagements.

Total direct costs also include stock-based compensation, which represents the cost of stock option and restricted stock awards granted to our consultants. Compensation for stock-based awards is amortized on a straight-line basis over the vesting period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, stock-based compensation expense will increase in the future. Total direct costs also include intangible assets amortization relating to customer contracts.

Operating expenses

Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes and benefits for non-billable professionals. Also included in this category are other sales and marketing related expenses, rent and other office related expenses, and professional fees. Other operating expenses include certain depreciation and amortization expenses not included in total direct costs and stock-based compensation, which represents the cost of stock option and restricted stock awards granted to our non-billable professionals. Compensation for stock-based awards is amortized on a straight-line basis over the vesting period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, stock-based compensation expense will increase in the future.

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

INITIAL PUBLIC OFFERING

On October 18, 2004, we completed our initial public offering. In the initial public offering, we sold 3,333,333 shares of common stock and a selling stockholder, HCG Holdings LLC, sold 1,666,667 shares of common stock at an offering price of $15.50 per share. On October 22, 2004, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares of common stock from the selling stockholder. The initial public offering generated gross proceeds to us of $51.7 million, or $48.0 million net of underwriting discounts. We did not receive any proceeds from the shares sold by the selling stockholder. On October 18, 2004, we used $15.1 million of the net proceeds to redeem the outstanding 8% preferred stock, including cumulative dividends and a liquidation participation amount totaling $2.6 million. Also on October 18, 2004, the Company used $10.7 million of the net proceeds to repay the notes payable to HCG Holdings LLC, including accrued and unpaid interest of $0.6 million. The costs associated with the initial public offering, which totaled $3.3 million, were paid from the proceeds. On May 9, 2005, we used a portion of the remaining net proceeds from the initial public offering to pay the cash portion of the purchase price for our acquisition of Speltz & Weis LLC. We are using the remaining initial public offering proceeds for general corporate purposes, including working capital and potential business acquisitions.

ACQUISITION OF SPELTZ & WEIS LLC

On May 9, 2005, Huron Consulting Group, Inc. acquired 100% of the outstanding membership interests of Speltz & Weis LLC, a specialized consulting firm that consisted of 26 consultants. With the acquisition of Speltz & Weis LLC, our Financial Consulting segment can provide interim management, organizational renewal and turnaround services and other crisis management services to distressed hospitals and other healthcare facilities.

The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million cash paid at closing, notes payable totaling $3.0 million payable in three equal annual installments of $1.0 million (together with accrued interest at 4% per annum) beginning on May 8, 2006, and $0.2 million of transaction costs. Additional purchase consideration may be payable based on the performance of Speltz & Weis LLC during the three-year period beginning June 1, 2005 and ending May 30, 2008. Also, additional payments may be made based on the amount of revenues we receive from certain referrals made by Speltz & Weis LLC employees. The acquisition has been accounted for under the purchase method of accounting and the results of Speltz & Weis’ operations have been included within the Financial Consulting segment in our consolidated financial statements since the date of the acquisition.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The notes to our consolidated financial statements include disclosure of our significant accounting policies. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are six accounting policies that could be considered critical. These critical policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, valuation of net deferred tax assets and stock-based compensation.

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

The provision for doubtful accounts and unbilled services is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is recorded in operating expenses.

Carrying value of goodwill and other intangible assets

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of December 31, 2005 was $14.6 million, which resulted from the acquisition of Speltz & Weis LLC in the second quarter of 2005. Under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. We have elected and will begin to perform this annual impairment test in the second quarter of 2006 or earlier if indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets balances, net of accumulated amortization, totaled $0.8 million at December 31, 2005 and primarily consist of customer contracts and relationships relating to the Speltz & Weis LLC acquisition, as well as purchased technology. We obtained a third party valuation to assist us in estimating the initial fair value of intangible assets acquired through the Speltz & Weis LLC acquisition. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets. For example, during the third quarter of 2005, we wrote off a portion of the intangible assets pertaining to a customer contract as described in “Client Bankruptcy Case” below.

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

Stock-based compensation

The accounting for stock-based compensation is complex, and under certain circumstances, GAAP allows for alternative methods. As permitted, we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25), “Accounting for Stock Issued to Employees,” and related interpretations and have elected the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, we have measured compensation expense for stock options that we have granted to employees as the excess, if any, of the estimated fair value of our common stock at the date of grant over the exercise price. The calculated stock-based compensation is included as a component of stockholders’ equity and is amortized on a straight-line basis by charges to earnings over the vesting period of the applicable options.

Given the lack of a public market for our common stock prior to our initial public offering, we established an estimated fair value of the common stock as well as the exercise price for the options to purchase this stock. We estimated the fair value of our common stock by evaluating our results of business activities and projections of our future results of operations. See “Recent Accounting Pronouncements” below.

RESULTS OF OPERATIONS

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated.

Segment and Consolidated Operating Results (in thousands):	Year Ended December 31,
	2005	2004	2003
Revenues and reimbursable expenses:
Financial Consulting	$118,178	$92,378	$68,028
Operational Consulting	89,035	67,172	33,458

Total revenues	207,213	159,550	101,486
Total reimbursable expenses	18,749	14,361	8,808

Total revenues and reimbursable expenses	$225,962	$173,911	$110,294

Operating income (loss):
Financial Consulting	$46,676	$34,365	$20,601
Operational Consulting	31,680	23,009	6,793

Total segment operating income	78,356	57,374	27,394

Unallocated corporate costs	39,597	31,417	20,601
Depreciation and amortization expense	5,282	2,365	5,328
Other operating expenses	1,896	3,908	1,682

Total operating expenses	46,775	37,690	27,611

Operating income (loss)	$31,581	$19,684	$(217)

Other Operating Data:
Number of consultants (at period end) (1):
Financial Consulting	306	269	285
Operational Consulting	326	214	192

Total	632	483	477

Average number of consultants (for the period):
Financial Consulting	286	279	219
Operational Consulting	278	206	142

Total	564	485	361

Utilization rate (2):
Financial Consulting	79.9%	71.6%	66.6%
Operational Consulting	73.1%	73.0%	65.3%
Total	76.5%	72.2%	66.1%

Average billing rate per hour (3):
Financial Consulting	$275	$257	$233
Operational Consulting	$222	$218	$191
Total	$249	$239	$217

(1)	Consultants consist of our billable professionals, excluding interns and independent contractors.
(2)	We calculate the utilization rate for our consultants by dividing the number of hours all our consultants worked on client assignments during a period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

Revenues increased $47.6 million, or 29.9%, to $207.2 million for the year ended December 31, 2005 from $159.6 million for the year ended December 31, 2004. Revenues for the year ended December 31, 2005 included $9.8 million of revenues generated by Speltz &Weis LLC. Revenues from time-and-expense engagements increased $43.3 million, or 32.7%, to $175.9 million for the year ended December 31, 2005 from $132.6 million for the year ended December 31, 2004. Revenues from fixed-fee engagements increased $5.0 million, or 26.6%, to $23.8 million for the year ended December 31, 2005 from $18.8 million for the year ended December 31, 2004. Revenues from performance-based engagements decreased $0.7 million, or 8.5%, to $7.5 million for the year ended December 31, 2005 from $8.2 million for the year ended December 31, 2004.

Of the overall $47.6 million increase in revenues, $27.4 million was attributable to an increase in the number of consultants and increased usage of independent contractors, $10.8 million was attributable to an increase in the utilization rate of our consultants, and $9.4 million was attributable to an increase in the average billing rate per hour. These increases were reflective of growing demand for our services from new and existing clients. The average number of consultants increased to 564 for the year ended December 31, 2005 from 485 for the year ended December 31, 2004, as we added a substantial number of consultants in our Operational Consulting segment. The increase in consultants was also reflective of the Speltz &Weis LLC acquisition. Revenues generated by independent contractors increased $2.9 million, or 138.1%, to $5.0 million for the year ended December 31, 2005 from $2.1 million for the same period last year. Our utilization rate increased to 76.5% for the year ended December 31, 2005 from 72.2% for the same period last year. The utilization rate for any given period is calculated by dividing the number of hours all our consultants worked on client assignments during the period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days. Additionally, our average billing rate per hour increased 4.2% to $249 for the year ended December 31, 2005 from $239 for the year ended December 31, 2004. Average billing rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked on client assignments during the same period.

Total direct costs

Our direct costs increased $20.4 million, or 22.2%, to $112.7 million in the year ended December 31, 2005 from $92.3 million in the year ended December 31, 2004. This increase was primarily attributable to the increase in the average number of consultants described above and their related compensation and benefit costs, increased usage of independent contractors, as well as a $1.8 million increase in retention and signing bonuses.

Stock-based compensation expense relating to our consultants increased to $5.0 million for the year ended December 31, 2005 from $1.0 million for the same period last year due to the granting of restricted stock awards. On October 12, 2004, immediately prior to our initial public offering, we granted to our consultants a total of 489,500 shares of restricted common stock with an aggregate fair market value of $7.6 million. During 2005, we granted to our consultants an additional 558,100 shares of restricted common stock with an aggregate fair market value of $12.2 million.

Total direct costs in the year ended December 31, 2005 included $1.3 million of intangible assets amortization expense relating to purchased technology valued at $0.5 million, as well as customer contracts valued at $1.9 million that were acquired as part of the Speltz &Weis LLC acquisition.

Operating expenses

Selling, general and administrative expenses increased $8.7 million, or 21.6%, to $49.1 million in the year ended December 31, 2005 from $40.4 million in the year ended December 31, 2004. The increase was due in part to an increase in the average number of non-billable professionals to 136 for the year ended December 31, 2005 from 112 for the year ended December 31, 2004 and their related compensation and benefit costs of

$20.3 million in the year ended December 31, 2005 compared to $16.5 million in 2004. We added a number of non-billable professionals during the past year to continue to support a public company infrastructure. The remaining increase in selling, general and administrative costs in the year ended December 31, 2005 compared to year ended 2004 was due to increases in recruiting costs, promotion and marketing costs, rent and other facility costs, legal fees, and new costs associated with being a public company, including Sarbanes- Oxley compliance. Additionally, during 2005 in connection with a secondary offering that was withdrawn in November 2005 and a secondary offering that was completed in February 2006, we incurred costs totaling $0.5 million after tax, or $0.03 per diluted share. These costs were expensed in the period incurred because we did not issue securities in either offering. These increases in selling, general and administrative expenses during 2005 were slightly offset by a $1.5 million decrease in severance charges as compared to 2004.

Stock-based compensation expense relating to our non-billable professionals increased $1.5 million, or 337.9%, to $1.9 million for the year ended December 31, 2005 from $0.4 million for the year ended December 31, 2004 due to the granting of restricted stock awards. On October 12, 2004, immediately prior to our initial public offering, we granted to our non-billable professionals a total of 278,200 shares of restricted common stock with an aggregate fair market value of $4.3 million. During 2005, we granted to our non-billable professionals an additional 179,100 shares of restricted common stock with an aggregate fair market value of $4.1 million.

Depreciation expense increased $2.0 million, or 83.3%, to $4.4 million in the year ended December 31, 2005 from $2.4 million in the year ended December 31, 2004 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. In the year ended December 31, 2005, we recognized $0.9 million of intangible assets amortization. In conjunction with the Speltz & Weis LLC acquisition, we recorded $0.7 million of intangible assets representing customer relationships, which is being amortized over a weighted-average life of 15.1 months. Also included in amortization expense in the year ended December 31, 2005 is a $0.6 million charge representing the write off of an intangible asset relating to a Speltz & Weis LLC customer contract, as described in “Client Bankruptcy Case” below.

Operating expenses in the year ended December 31, 2004 also included a $2.1 million pre-tax restructuring charge associated with the closing of two small, underperforming offices in Miami, Florida and Palo Alto, California. The charge consisted of approximately $2.0 million for severance payments for the ten employees formerly employed at these locations, which were paid by April 30, 2004, and $0.1 million for office lease payments, which were paid by August 31, 2004. Additionally, during 2004 we eliminated a service offering in a practice area in the Operational Consulting segment that was not meeting our expectations and we recorded a pre-tax restructuring charge of $1.3 million.

Operating income

Operating income increased $11.9 million, or 60.4%, to $31.6 million for the year ended December 31, 2005 from $19.7 million for the year ended December 31, 2004. The increase in operating income was primarily due to the increase in revenues and the absence of restructuring charges, partially offset by the increases in direct costs and operating expenses as discussed above. Operating margin, which is defined as operating income expressed as a percentage of revenues, was 15.2% in the year ended December 31, 2005 compared to 12.3% in the year ended December 31, 2004. As described in “Client Bankruptcy Case” below, one of our clients filed for bankruptcy in 2005. As a result, new financial terms and conditions, including billing terms and rates for our services, were negotiated pursuant to a new engagement contract. These new terms will have a negative impact on our operating margins in 2006.

Due to the factors listed below, we expect our direct costs and operating expenses to increase in 2006 as compared to 2005.

•	Between April 1, 2005 and December 31, 2005, we increased our headcount by 140 employees, representing a 22% increase from March 31, 2005, to address continued demand for our services. The majority of our headcount growth was experienced in our Operational Consulting segment.

•	During 2005, we increased the number of our managing directors who are consultants from 56 at December 31, 2004 to 75 at December 31, 2005. In addition, in January 2006, we promoted 11 of our employees to the managing director level, compared to 3 in January 2005. During 2006, we expect to continue to hire additional managing directors. We anticipate that some of these managing directors will initially focus their time on sales efforts during the first part of 2006 and may not be fully productive until later in 2006.

•	In 2006, we expect to hire additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors.

•	During the third and fourth quarters of 2005, we entered into new lease agreements for two of our offices, including one in New York City.

As a result of the costs associated with these factors, combined with anticipated ongoing growth in our business activity and the reduced billing rates at a client who filed for bankruptcy as described in “Client Bankruptcy Case” below, we expect our operating margin for the first quarter of 2006 to be lower than the 17.6% operating margin we experienced in the first quarter of 2005, as we absorb these costs during the first part of 2006. Although we expect operating margins to increase over the remainder of the year as we fully integrate our new hires and leverage the lease investments we made in the second half of 2005, there can be no assurance that our expectations will be met and therefore our operating margins may be less than we expect.

Net income attributable to common stockholders

Net income attributable to common stockholders increased $7.9 million, or 78.9%, to $17.8 million for the year ended December 31, 2005 from $9.9 million for the year ended December 31, 2004. Diluted earnings per share increased 45.8% to $1.05 for the year ended December 31, 2005 from $0.72 for the year ended December 31, 2004. The increase was primarily attributable to an increase in net income, partially offset by an increase in weighted-average shares resulting from our initial public offering. Speltz & Weis LLC’s operations, which included the negative impact of the charges described in “Client Bankruptcy Case” below, had the effect of reducing our diluted earnings per share by $0.10 during the year ended December 31, 2005.

Segment results

Financial Consulting

Revenues

Financial Consulting segment revenues, which includes revenues generated by Speltz & Weis LLC since the date of the acquisition, increased $25.8 million, or 27.9%, to $118.2 million for the year ended December 31, 2005 from $92.4 million for the year ended December 31, 2004. Revenues from time-and-expense engagements increased $28.9 million, or 34.1%, to $113.6 million for the year ended December 31, 2005 from $84.7 million for the year ended December 31, 2004. Revenues from fixed-fee engagements decreased $1.4 million, or 23.3%, to $4.6 million for the year ended December 31, 2005 from $6.0 million for the year ended December 31, 2004. There were no revenues from performance-based engagements for the year ended December 31, 2005 as compared to $1.7 million for the year ended December 31, 2004, which primarily consisted of fees recognized relating to the successful completion of a series of asset sales transactions managed on behalf of a single client over a two-year period.

Of the overall $25.8 million increase in revenues, $10.7 million was attributable to an increase in the utilization rate of our consultants, $7.9 million was attributable to an increase in the average billing rate per hour, and $7.2 million was attributable to an increase in the number of consultants and an increase in the usage of independent contractors. These increases were reflective of growing demand for our services from new and existing clients. The Financial Consulting segment’s utilization rate increased to 79.9% for the year ended December 31, 2005 from 71.6% for the year ended December 31, 2004. The average billing rate per hour increased 7.0% to $275 for the year ended December 31, 2005 from $257 for the year ended December 31, 2004. Independent contractor revenues increased to $2.3 million for the year ended December 31, 2005 from $0.2 million for 2004.

Operating income

Financial Consulting segment operating income increased $12.3 million, or 35.8%, to $46.7 million in the year ended December 31, 2005 from $34.4 million in the year ended December 31, 2004. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 39.5% in the year ended December 31, 2005 from 37.2% in the year ended December 31, 2004.

Operational Consulting

Revenues

Operational Consulting segment revenues increased $21.8 million, or 32.5%, to $89.0 million for the year ended December 31, 2005 from $67.2 million for the year ended December 31, 2004. Revenues from time-and-expense engagements increased $14.4 million, or 30.1%, to $62.3 million for the year ended December 31, 2005 from $47.9 million for the year ended December 31, 2004. Revenues from fixed-fee engagements increased $6.4 million, or 50.0%, to $19.2 million for the year ended December 31, 2005 from $12.8 million for the year ended December 31, 2004. Revenues from performance-based engagements increased $1.0 million, or 15.4%, to $7.5 million for the year ended December 31, 2005 from $6.5 million for the year ended December 31, 2004.

Of the overall $21.8 million increase in revenues, $20.2 million was attributable to an increase in the number of consultants and increased usage of independent contractors, $1.5 million was attributable to an increase in the average billing rate per hour, and $0.1 million was attributable to an increase in the utilization rate of our consultants. These increases were reflective of growing demand for our services from new and existing clients. The average number of consultants increased to 278 for the year ended December 31, 2005 from 206 for the year ended December 31, 2004, as we added a significant number of consultants over the past year. Independent contractor revenues increased $1.0 million, or 55.6%, to $2.8 million for the year ended December 31, 2005 from $1.8 million for the year ended December 31, 2004. The average billing rate per hour increased 1.8% to $222 for the year ended December 31, 2005 from $218 for 2004. The Operational Consulting segment’s utilization rate remained fairly flat at 73.1% for the year ended December 31, 2005 compared to 73.0% for the year ended December 31, 2004.

Operating income

Operational Consulting segment operating income increased $8.7 million, or 37.7%, to $31.7 million for the year ended December 31, 2005 from $23.0 million for the year ended December 31, 2004. Segment operating margin increased to 35.6% in the year ended December 31, 2005 from 34.3% in 2004.

Client Bankruptcy Case

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

On October 21, 2005, the client filed an application with the Bankruptcy Court to authorize our retention during the bankruptcy process. In connection with the application, new financial terms and conditions of the engagement contracts, including billing terms and rates for our services, were negotiated and agreed to with the client and certain other interested parties retroactive to July 5, 2005 pursuant to a new engagement contract that superseded the original contracts. At a hearing held on October 28, 2005, the Bankruptcy Court approved on an interim basis our retention based on these agreed upon terms. On December 14, 2005, the Bankruptcy Court approved our retention on a permanent basis. There could be challenges during the bankruptcy process to the fees earned by us and Speltz & Weis LLC, as well as challenges during and after the bankruptcy process to fees earned by us and Speltz & Weis LLC prior to the bankruptcy filing on July 5, 2005, as several parties to the bankruptcy proceeding have reserved their right to challenge those fees. Although no such claim has been brought to date, if a claim is brought in the future, the claim could have a material adverse impact on our financial position, results of operations, earnings per share or cash flows in the period in which such claim were resolved.

The effect of the change in financial terms approved by the Bankruptcy Court on December 14, 2005 was to reduce revenues in the year ended December 31, 2005 by $2.1 million from the amounts provided for under the original terms of the interim management contract with the client. The results for the year ended December 31, 2005 also reflect legal and related costs totaling approximately $0.9 million associated with the bankruptcy process.

Based on the projected cash flows under the new financial terms and conditions approved by the Bankruptcy Court, the intangible value that we assigned to the interim management contract in connection with the Speltz & Weis LLC acquisition has decreased. Accordingly, we wrote off the remaining carrying value of this contract in the third quarter of 2005. This charge, totaling $0.6 million, is included in depreciation and amortization for the year ended December 31, 2005 and is attributable to the Financial Consulting segment.

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

The overall $58.1 million increase in revenues resulted from a $32.3 million increase in revenues attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants, a $16.7 million increase in revenues attributable to an increase in the average billing rate per hour and a $9.1 million increase in revenues attributable to an increase in our utilization rate. The average number of consultants increased to 485 for the year ended December 31, 2004 from 361 for the year ended December 31, 2003 as we added a substantial number of consultants during the second half of 2003 to meet growing demand for our services and position us for future growth. The average billing rate per hour increased 10.1% to $239 for the year ended December 31, 2004 from $217 for the year ended December 31, 2003. In addition, our utilization rate increased to 72.2% for the year ended December 31, 2004 from 66.1% in the year ended December 31, 2003.

Total direct costs

Our direct costs increased $22.9 million, or 33.0%, to $92.3 million in the year ended December 31, 2004 from $69.4 million in the year ended December 31, 2003. This increase in cost was primarily attributable to the increase in the average number of consultants described above.

Stock-based compensation expense increased to $1.0 million primarily due to the issuance of employee stock option awards with a higher intrinsic value during the first quarter of 2004 and the granting of restricted common stock awards to our consultants. On October 12, 2004, immediately prior to our initial public offering, we granted to our consultants a total of 489,500 shares of restricted common stock with an aggregate fair market value of $7.6 million.

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

Stock-based compensation expense totaled $0.4 million for the year ended December 31, 2004 due to the granting of restricted stock awards to our non-billable professionals. On October 12, 2004, immediately prior to our initial public offering, we granted to our non-billable professionals a total of 278,200 shares of restricted common stock with an aggregate fair market value of $4.3 million.

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

Operating expenses in 2004 included a $2.1 million pre-tax restructuring charge associated with the closing of two small, underperforming offices in Miami, Florida and Palo Alto, California. The charge consisted of approximately $2.0 million for severance payments for the ten employees formerly employed at these locations, which were paid by April 30, 2004, and $0.1 million for office lease payments, which were paid by August 31, 2004. We also incurred a $1.3 million pre-tax restructuring charge as we decided to eliminate a service offering of a practice area in the Operational Consulting segment that was not meeting our expectations.

Other operating expenses in the year ended December 31, 2003 consisted of a $1.7 million charge for the loss associated with the abandonment of an office lease.

Operating income (loss)

Operating income in the year ended December 31, 2004 was $19.7 million compared to an operating loss of $0.2 million in the year ended December 31, 2003. The increase in operating income was primarily due to revenue growing at a higher rate as compared to the growth in direct costs and operating expenses. Operating margin was 12.3% in the year ended December 31, 2004.

Segment results

Financial Consulting

Revenues

Financial Consulting segment revenues increased $24.4 million, or 35.8%, to $92.4 million for the year ended December 31, 2004 from $68.0 million for the year ended December 31, 2003. Revenues from time-and-expense engagements increased $22.5 million, or 36.2%, to $84.7 million for the year ended December 31, 2004 from $62.2 million for the year ended December 31, 2003. Revenues from fixed-fee engagements increased $1.1 million, or 22.4%, to $6.0 million for the year ended December 31, 2004 from $4.9 million for the year ended December 31, 2003. Revenues from performance-based engagements increased $0.8 million, or 88.9%, to $1.7 million for the year ended December 31, 2004 from $0.9 million for the year ended December 31, 2003. Performance-based fee revenues for the year ended December 31, 2004 consisted of a $1.6 million success fee recognized in the second quarter relating to the successful completion of a series of asset sale transactions managed on behalf of a single client over a two-year period.

The overall $24.4 million increase in revenues resulted from a $10.8 million increase in revenues attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants, a $8.5 million increase in revenues attributable to an increase in the average billing rate per hour and a $5.1 million increase in revenues attributable to an increase in our utilization rate. The average number of consultants increased to 279 for the year ended December 31, 2004 from 219 for the year ended December 31, 2003 as we added a substantial number of consultants across all of our practices to meet growing demand for our services. The average billing rate per hour increased 10.3% to $257 for the year ended December 31, 2004 from $233 for the year ended December 31, 2003. In addition, our utilization rate increased to 71.6% for the year ended December 31, 2004 from 66.6% for the year ended December 31, 2003.

Operating income

Financial Consulting segment operating income increased $13.8 million, or 66.8%, to $34.4 million in the year ended December 31, 2004 from $20.6 million in the year ended December 31, 2003. Segment operating margin improved to 37.2% in the year ended December 31, 2004 from 30.3% in the year ended December 31, 2003, primarily as a result of the increase in revenues discussed above, partially offset by an increase in direct costs in 2004.

Operational Consulting

Revenues

Operational Consulting segment revenues increased $33.7 million, or 100.8%, to $67.2 million for the year ended December 31, 2004 from $33.5 million for the year ended December 31, 2003. Revenues from time-and-expense engagements increased $24.0 million, or 100.4%, to $47.9 million for the year ended December 31, 2004 from $23.9 million for the year ended December 31, 2003. Revenues from fixed-fee engagements increased $5.6 million, or 77.8%, to $12.8 million for the year ended December 31, 2004 from $7.2 million for the year ended December 31, 2003. Revenues from performance-based engagements increased $4.1 million, or 170.8%, to $6.5 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003.

The overall $33.7 million increase in revenues resulted from a $21.5 million increase in revenues attributable to an increase in billable hours associated with new and existing client engagements and the hiring of additional consultants, a $8.3 million increase in revenues attributable to an increase in the average billing rate per hour and a $3.9 million increase in revenues attributable to an increase in our utilization rate. The average number of consultants increased to 206 for the year ended December 31, 2004 from 142 for the year ended December 31, 2003. The average billing rate per hour increased 14.1% to $218 for the year ended December 31, 2004 from $191 for the year ended December 31, 2003. Our utilization rate of 73.0% for the year ended December 31, 2004 was up from 65.3% for the year ended December 31, 2003.

Operating income

Operational Consulting segment operating income increased $16.2 million, or 238.7%, to $23.0 million in the year ended December 31, 2004 from $6.8 million in the year ended December 31, 2003. Segment operating margin increased to 34.3% in the year ended December 31, 2004 from 20.3% in the year ended December 31, 2003, primarily due to the increase in revenues discussed above, partially offset by an increase in direct costs in 2004, as well as investments made during 2003 to start a new practice and expand our capabilities in an existing practice in this segment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, proceeds generated by our initial public offering and debt capacity available under our credit facility. Cash and cash equivalents, consisting of demand deposits and short-term commercial paper, increased $3.7 million, from $28.1 million at December 31, 2004, to $31.8 million at December 31, 2005 primarily due to increased cash from operations generated by growth in our business, partially offset by the acquisition of Speltz & Weis LLC. Cash and cash equivalents increased $23.8 million, from $4.3 million at December 31, 2003, to $28.1 million at December 31, 2004 primarily due to cash generated by our initial public offering and growth in our business.

Operating activities

Cash flows generated by operating activities totaled $26.0 million for the year ended December 31, 2005 and $12.5 million for the year ended December 31, 2004. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. The increase in cash provided by operations for the year ended December 31, 2005 was primarily attributable to an increase in revenues and improved financial results due to the general growth of our business, which was partially offset by growth in our receivables from clients and unbilled services. Receivables from clients and unbilled services increased $14.8 million during 2005, as compared to $11.4 million during 2004. This increase in client balances was substantially offset by a $11.6 million increase in accrued payroll and related benefits, which is primarily related to accrued bonuses that we will pay out in the first quarter of 2006.

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

Investing activities

Cash used in investing activities was $21.1 million for the year ended December 31, 2005 and $6.9 million for the year ended December 31, 2004. During 2005, we used $12.5 million to acquire Speltz & Weis LLC, net of cash acquired of $1.8 million. Use of cash in both periods also pertained to the purchase of computer hardware and software, furniture and fixtures and leasehold improvements needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space. We estimate that our cash utilized for capital expenditures in 2006 will be approximately $12 million primarily for leasehold improvements.

Cash used by investing activities was $6.9 million for the year ended December 31, 2004 and $4.2 million for the year ended December 31, 2003. Use of cash in both periods pertained to the purchase of computer hardware and software, furniture and fixtures and leasehold improvements needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space.

Financing activities

Cash used in financing activities in 2005 was $1.2 million. During the year ended December 31, 2005 upon the vesting of restricted stock awards, we redeemed 56,145 shares of our common stock at an average stock price of $24.16 to satisfy employee tax withholding requirements. Cash provided by financing activities was $18.3 million for the year ended December 31, 2004 due to cash proceeds generated by our initial public offering, which we used a portion of to redeem the outstanding 8% preferred stock and repay the 8% promissory notes as discussed below. On June 29, 2004, we paid a special dividend to our stockholders. The special dividend was declared on May 12, 2004 for each outstanding share of common stock and 8% preferred stock payable to holders of record on May 25, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.3 million, or $0.09 per share of common stock and $9.64 per share of 8% preferred stock. The payment of the special dividend was funded by our available cash balance and by borrowing availability under our credit agreement described below, which we repaid the following day.

Upon the consummation of our initial public offering on October 18, 2004, we used $15.1 million of our net proceeds from the initial public offering to redeem the outstanding 8% preferred stock, plus cumulative dividends and a liquidation participation amount totaling $2.6 million. Also on October 18, 2004, we used $10.7 million of our net proceeds from the initial public offering to repay the 8% promissory notes, including accrued and unpaid interest of $0.6 million.

We have a bank credit agreement that originally expired on February 10, 2006. Prior to the expiration date, we extended the credit agreement for another ninety days. The agreement allows us to borrow up to the lesser of $25.0 million or the sum of (a) 85% of eligible accounts receivable and (b) the lesser of 40% of unbilled services or $5.0 million. Borrowings under the agreement are limited by any outstanding letters of credit, bear interest at LIBOR plus 1.75%, and are secured by substantially all of our assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures, as well as covenants restricting our ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business. As of December 31, 2005, we were in compliance with the bank credit agreement debt covenants and had no borrowings outstanding. The balance available under the agreement was $18.5 million after the calculation of eligible accounts receivable and unbilled services balances and a reduction of approximately $6.5 million for letters of credit outstanding.

Future needs

Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional consultants and expanding our service offerings through existing consultants, new hires or acquisitions. We intend to fund such growth over the next twelve months with funds generated from operations, proceeds from our initial public offering and borrowing availability under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe cash generated from operations and the initial public offering, supplemented as necessary by borrowings under our credit facility, will be adequate to fund this growth. Over the longer term, we expect that cash flow from operations, supplemented by short- and long- term financing, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and overall condition of the credit markets.

CONTRACTUAL OBLIGATIONS

The following tables represent our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2005 (in thousands).

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes payable	$1,000	$2,000	$—	$—	$3,000
Interest on notes payable	120	120			240
Capital lease obligations	282	127	—	—	409
Operating lease obligations	7,003	27,010	14,916	25,629	74,558
Purchase obligations	997	322	—	—	1,319

Total contractual obligations	$9,402	$29,579	$14,916	$25,629	$79,526

We lease our facilities and certain equipment under operating lease arrangements expiring on various dates through 2016, with various renewal options. We lease office facilities under noncancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount.

Purchase obligations include sponsorships, subscriptions to research tools and other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). In April 2005, the SEC adopted a new rule that amends the effective date of SFAS No. 123R. Under the new rule, we adopted SFAS No. 123R effective January 1, 2006. This statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date and be recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB 25 and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which we were using prior to the adoption of SFAS No. 123R. Additionally, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

SFAS No. 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the fair value of those awards on the grant date as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The second method is the modified retrospective application, which requires that we restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. Effective January 1, 2006, we adopted the modified prospective transition method and we do not expect the adoption of SFAS No. 123R to have a material impact on our financial position, results of operations, earnings per share, and cash flows.

SUBSEQUENT EVENT

In a secondary offering completed in February 2006, HCG Holdings LLC sold 6,300,000 of its shares of the Company’s common stock at an offering price of $27.00 per share. Upon completion of the offering, HCG Holdings LLC held approximately 14.0% of the Company’s issued and outstanding common stock. The Company did not offer any shares and did not receive any proceeds from this offering. Additionally, the underwriters may also purchase up to an additional 945,000 shares of common stock from HCG Holdings LLC at the public offering price within 30 days from February 3, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks related to interest rates and changes in the market value of our investments. We do not enter into interest rate caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under the bank credit agreement, which has a variable interest rates tied to the LIBOR or prime rate. We had no borrowings outstanding under our bank credit agreement as of December 31, 2004 and 2005; therefore, any change in interest rates would not have a material effect on our financial position or operating results.

At December 31, 2005, we had notes payable totaling $3.0 million that are payable in three equal annual installments beginning on May 8, 2006. We are not exposed to significant interest rate risks in respect to these notes as they bear a fixed interest rate at 4% per annum.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments and debt obligations, we have concluded that we do not have material market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and supplementary data are included in pages F-1 through F-24 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2006 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election,” “Executive Officers” and “Board Meetings and Committees.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2005 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders (1):
2002 Equity Incentive Plan	345,289	$0.02	—	(2)
2002 Equity Incentive Plan (California)	26,309	$1.23	—	(2)
2003 Equity Incentive Plan	815,544	$1.08	—	(2)
2004 Omnibus Stock Plan	117,546	$15.97	597,747
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

Total	1,304,688	$2.15	597,747

(1)	Our equity compensation plans were approved by the existing shareholders prior to our initial public offering.
(2)	Prior to the completion of our initial public offering, we established the 2004 Omnibus Stock Plan. We terminated the 2002 Equity Incentive Plan, 2002 Equity Incentive Plan (California) and 2003 Equity Incentive Plan and no further awards will be granted under these plans.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Audit and Non-Audit Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this annual report on Form 10-K.

1. Financial Statements – Our independent registered public accounting firm’s report and consolidated financial statements are listed below and begin on page F-1 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules – The financial statement schedules required by this item are included in the consolidated financial statements and accompanying notes.

3. Exhibit Index

Exhibit Number	Exhibit Description
2.1***	Membership Interest Purchase and Sale Agreement by and among Huron Consulting Group Inc., Speltz & Weis LLC, and David E. Spelt and Timothy C. Weis, dated as of May 5, 2005.

3.1**	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.

3.2*	Bylaws of Huron Consulting Group Inc.

4.1*	Specimen Stock Certificate.

10.1*	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).

10.2*	Senior Management Agreement, effective as of May 13, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary E. Holdren.

10.3*	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary E. Holdren.

10.4*	Second Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary E. Holdren.

10.5*	Restricted Shares Award Agreement, dated December 10, 2002, between Huron Consulting Group Inc., Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC), HCG Holdings LLC and Gary E. Holdren.

Exhibit Number	Exhibit Description
10.6*	Restricted Shares Award Agreement, dated December 31, 2002, between Huron Consulting Group Inc. and Gary E. Holdren.

10.7*	Senior Management Agreement, effective as of August 12, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and George E. Massaro.

10.8*	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and George E. Massaro.

10.9*	Senior Management Agreement, effective as of May 15, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Daniel Broadhurst.

10.10*	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Daniel Broadhurst.

10.11*	Senior Management Agreement, effective as of May 1, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Mary Sawall.

10.12*	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Mary Sawall.

10.13*	Huron Consulting Group Inc. 2002 Equity Incentive Plan and form of option agreement thereunder.

10.14*	Amendment No. 1 to Huron Consulting Group Inc. 2002 Equity Incentive Plan.

10.15*	Amended and Restated Huron Consulting Group Inc. 2002 Equity Incentive Plan (California) and form of option agreement thereunder.

10.16*	Huron Consulting Group Inc. 2003 Equity Incentive Plan and form of option agreement thereunder.

10.17*	Huron Consulting Group Inc. 2004 Omnibus Stock Plan and form of option and restricted stock agreement thereunder.

10.18*	Second Amended and Restated Secured Revolving Line of Credit Note, dated February 11, 2004, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and LaSalle Bank, N.A.

10.19*	Loan and Security Agreement, dated January 31, 2003, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and LaSalle Bank, N.A., including amendments thereto, dated as of January 28, 2004, February 11, 2004 and May 7, 2004.

10.20**	Registration Rights Agreement, dated October 12, 2004, between Huron Consulting Group Inc. and HCG Holdings LLC.

10.21**	Management rights letter agreement, dated October 12, 2004, between Huron Consulting Group Inc. and Lake Capital Partners LP.

10.22**	Senior Management Agreement, effective as of November 25, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary L. Burge.

10.23**	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary L. Burge.

10.24**	Executive Officers’ Compensation for 2004 and 2005 Summary Sheet.

10.25	Directors’ Compensation for 2005 and 2006 Summary Sheet (filed herewith).

10.26**	Third Amended and Restated Secured Revolving Line of Credit Note, dated February 10, 2005, between Huron Consulting Group Inc., Huron Consulting Services LLC and LaSalle Bank, N.A.

10.27**	Amended and Restated Loan and Security Agreement between Huron Consulting Group Inc., Huron Consulting Services LLC and LaSalle Bank, N.A., dated as of February 10, 2005.

Exhibit Number	Exhibit Description
10.28****	Senior Management Change of Control Agreement, effective as of November 2, 2004, between Huron Consulting Services LLC, Huron Consulting Group Inc. and Natalia Delgado.

10.29*****	Second Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and George E. Massaro.

21.1	List of Subsidiaries of Huron Consulting Group Inc. (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-115434).
**	Incorporated by reference to the same number exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
***	Incorporated by reference to the same number exhibit filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2005.
****	Incorporated by reference to exhibit number 10.30 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-115434).
*****	Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-130951).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2006.

Signature	Title	Date

/s/ GARY E. HOLDREN Gary E. Holdren	Chairman, Chief Executive Officer and President	February 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 23, 2006.

Signature	Title	Date

/s/ GARY E. HOLDREN Gary E. Holdren	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 23, 2006

/s/ GEORGE E. MASSARO George E. Massaro	Vice Chairman	February 23, 2006

/s/ GARY L. BURGE Gary L. Burge	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2006

/s/ DUBOSE AUSLEY DuBose Ausley	Director	February 23, 2006

/s/ JAMES D. EDWARDS James D. Edwards	Director	February 23, 2006

/s/ JOHN MCCARTNEY John McCartney	Director	February 23, 2006

/s/ JOHN S. MOODY John S. Moody	Director	February 23, 2006

HURON CONSULTING GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Huron Consulting Group Inc.:

We have completed an integrated audit of Huron Consulting Group Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Huron Consulting Group Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, IL

February 17, 2006

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$31,820	$28,092
Receivables from clients, net	29,164	21,750
Unbilled services, net	18,187	10,830
Income tax receivable	232	494
Deferred income taxes	12,553	7,919
Other current assets	5,799	3,053

Total current assets	97,755	72,138
Property and equipment, net	13,162	8,975
Deferred income taxes	2,154	1,450
Deposits and other assets	1,147	656
Intangible assets, net	844	—
Goodwill	14,637	—

Total assets	$129,699	$83,219

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,671	$2,809
Accrued expenses	4,357	2,384
Accrued payroll and related benefits	32,073	20,494
Income tax payable	491	950
Deferred revenue	4,609	2,603
Current portion of notes payable and capital lease obligations	1,282	—

Total current liabilities	45,483	29,240
Non-current liabilities:
Accrued expenses	274	598
Notes payable and capital lease obligations, net of current portion	2,127	—
Deferred lease incentives	6,283	4,148

Total non-current liabilities	8,684	4,746
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 17,397,312 shares issued at December 31, 2005 and 16,364,574 shares issued at December 31, 2004	174	164
Treasury stock, at cost, 148,933 and 0 shares at December 31, 2005 and 2004, respectively	(3,061)	—
Additional paid-in capital	79,963	59,608
Deferred stock-based compensation	(21,055)	(12,281)
Retained earnings	19,511	1,742

Total stockholders’ equity	75,532	49,233

Total liabilities and stockholders equity	$129,699	$83,219

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues and reimbursable expenses:
Revenues	$207,213	$159,550	$101,486
Reimbursable expenses	18,749	14,361	8,808

Total revenues and reimbursable expenses	225,962	173,911	110,294
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	112,721	92,270	69,374
Stock-based compensation	5,047	978	27
Intangible assets amortization	1,314	—	—
Reimbursable expenses	18,982	14,281	8,929

Total direct costs and reimbursable expenses	138,064	107,529	78,330

Operating expenses:
Selling, general and administrative	49,139	40,425	25,171
Stock-based compensation	1,896	433	14
Depreciation and amortization	5,282	2,365	5,328
Restructuring charges	—	3,475	—
Loss on lease abandonment	—	—	1,668

Total operating expenses	56,317	46,698	32,181

Operating income (loss)	31,581	19,684	(217)
Other (income) expense:
Interest (income) expense, net	(472)	692	856
Other expense	37	—	112

Total other (income) expense	(435)	692	968

Income (loss) before provision (benefit) for income taxes	32,016	18,992	(1,185)
Provision (benefit) for income taxes	14,247	8,128	(122)

Net income (loss)	17,769	10,864	(1,063)
Accrued dividends on 8% preferred stock	—	931	1,066

Net income (loss) attributable to common stockholders	$17,769	$9,933	$(2,129)

Net income (loss) attributable to common stockholders per share*:
Basic	$1.13	$0.77	$(0.18)
Diluted	$1.05	$0.72	$(0.18)
Weighted average shares used in calculating net income (loss) attributable to common stockholders per share*:
Basic	15,741	12,820	11,871
Diluted	16,858	13,765	11,871

*	Adjusted to reflect a 1 for 2.3 reverse stock split effected on October 5, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock (previously named Class A Common Stock)		Class B Common Stock (retired in 2004)		Stock Subscription Receivable	Treasury Stock	Additional Paid-In Capital	Deferred Stock-based Compensation	Retained Earnings (Deficit)	Stockholders’ Equity (Deficit)
	Shares*	Amount	Shares*	Amount
Balance at December 31, 2002	11,281,243	$259	521,740	$12	$(2)	$—	$—	$—	$(4,812)	$(4,543)
Net loss									(1,063)	(1,063)
Exercise of stock options			160,608	4						4
Stock option compensation							42			42
Stock subscription receivable					2					2
Accrued dividends on 8% preferred stock									(1,066)	(1,066)

Balance at December 31, 2003	11,281,243	259	682,348	16	—	—	42	—	(6,941)	(6,624)
Net income									10,864	10,864
Dividends paid									(1,250)	(1,250)
Issuance of common stock in connection with:
Initial public offering, net of offering costs	3,333,333	33					44,696			44,729
Restricted stock awards, net of cancellations	821,350	8					12,976	(12,984)		—
Exercise of stock options	29,846		216,454	2			51			53
Stock-based compensation							709	703		1,412
Income tax benefit on stock-based compensation							980			980
1 for 2.3 reverse stock split		(145)		(9)			154			—
Conversion of Class B common stock to common stock	898,802	9	(898,802)	(9)						—
Accrued dividends on 8% preferred stock									(931)	(931)

Balance at December 31, 2004	16,364,574	164	—	—	—	—	59,608	(12,281)	1,742	49,233
Net income									17,769	17,769
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	752,397	7				(1,704)	16,523	(14,826)	—	—
Exercise of stock options	280,341	3					154			157
Stock-based compensation							891	6,052		6,943
Shares redeemed for employee tax withholdings						(1,357)				(1,357)
Income tax benefit on stock-based compensation							2,762			2,762
Refund of initial public offering costs							25			25

Balance at December 31, 2005	17,397,312	$174	—	$—	$—	$(3,061)	$79,963	$(21,055)	$19,511	$75,532

*	Adjusted for a 1 for 2.3 reverse stock split effected on October 5, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$17,769	$10,864	$(1,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,596	2,365	5,328
Deferred income taxes	(5,338)	(5,090)	(1,568)
Stock-based compensation expense	6,943	1,412	42
Tax benefit from stock-based compensation	2,762	980	—
Allowances for doubtful accounts and unbilled services	279	1,873	1,410
Other	39	—	111
Changes in operating assets and liabilities, net of acquisition:
Increase in receivables from clients	(6,322)	(7,943)	(9,711)
Increase in unbilled services	(8,480)	(3,446)	(2,198)
(Increase) decrease in income tax receivable / payable, net	(197)	2,741	(2,286)
Increase in other current assets and other	(2,492)	(2,114)	(449)
Increase in accounts payable and accrued expenses	2,095	4,721	3,661
Increase in accrued payroll and related benefits	11,579	6,580	9,289
Increase in deferred revenue	1,172	330	893
Changes in other assets and liabilities	(411)	(802)	575

Net cash provided by operating activities	25,994	12,471	4,034

Cash flows from investing activities:
Purchase of property and equipment, net	(8,166)	(6,943)	(4,179)
Purchase of a business, net of cash acquired	(12,450)	—	—
Acquisition of intangibles	(475)	—	(60)

Net cash used in investing activities	(21,091)	(6,943)	(4,239)

Cash flows from financing activities:
Proceeds from issuance of common stock (previously named Class A common stock), net of offering costs	—	44,729	—
Proceeds from issuance of Class B common stock	—	—	3
Refund of initial public offering costs	25	—	—
Proceeds from exercise of stock options	157	53	4
Shares redeemed for employee tax withholdings	(1,357)	—	—
Redemption of 8% preferred stock	—	(12,500)	—
Payment of accrued dividends on 8% preferred stock	—	(2,643)	—
Proceeds from borrowings under line of credit	—	37,200	19,175
Repayments on line of credit	—	(37,200)	(19,175)
Redemption of notes issued to HCG Holdings LLC	—	(10,076)	—
Dividends paid on common stock	—	(1,250)	—

Net cash (used in) provided by financing activities	(1,175)	18,313	7

Net increase (decrease) in cash and cash equivalents	3,728	23,841	(198)
Cash and cash equivalents:
Beginning of the period	28,092	4,251	4,449

End of the period	$31,820	$28,092	$4,251

Noncash transactions:
Issuance of notes payable for purchase of a business	$3,000	$—	$—
Capitalized lease obligation incurred	$409	$—	$—
Accrued dividends on 8% preferred stock	$—	$931	$1,066
Supplemental disclosure of cash flow information:
Cash paid for interest	$80	$1,647	$417
Cash paid for taxes	$17,088	$9,497	$3,736

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

1. Description of Business

Huron Consulting Group Inc. was formed on March 19, 2002. Huron Consulting Group Inc., together with its wholly owned subsidiaries, Huron Consulting Services LLC and Speltz & Weis LLC, (the “Company”), is an independent provider of financial and operational consulting services, whose clients include Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations and the law firms that represent these various organizations. As of December 31, 2005, the majority of the issued and outstanding common stock of the Company was held by HCG Holdings LLC. On October 18, 2004, the Company completed its initial public offering of shares of its common stock (see Note 9).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements reflect the results of operations and cash flows for the years ended December 31, 2005, 2004 and 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its wholly owned subsidiaries, Huron Consulting Services LLC and Speltz & Weis LLC. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from these estimates.

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2005 presentation.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

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

Allowances for Doubtful Accounts and Unbilled Services

The Company maintains allowances for doubtful accounts and for services performed but not yet billed for estimated losses based on several factors, including the estimated cash realization from amounts due from clients, an assessment of a client’s ability to make required payments, and the historical percentages of fee adjustments and write-offs by practice group. The allowances are assessed by management on a regular basis.

The provision for doubtful accounts and unbilled services is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is recorded in operating expenses.

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

Concentrations of Credit Risk

To the extent receivables from clients become delinquent, collection activities commence. No single client balance is considered large enough to pose a significant credit risk. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable, and bill and collect unbilled services. Management does not anticipate incurring losses on accounts receivable in excess of established allowances. See note 17 for concentration of accounts receivable and unbilled services.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

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

Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” For the year ended December 31, 2005, the Company recorded an impairment charge of $0.6 million pertaining to an intangible asset as described in note 4. No impairment charges were recorded in 2004 and 2003.

Intangible Assets Other Than Goodwill

The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that certain identifiable intangible assets be amortized over their expected useful lives.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. The Company has elected and will begin to perform this annual impairment test in the second quarter of 2006 or earlier if indications of impairment arise. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess.

Non-Current Liabilities

The Company records certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. The Company has recorded in accrued expenses the loss on abandonment of one of its leases as a non-current liability for the payments that are expected to exceed a one-year term. The Company has also recorded as non-current the portion of the deferred lease incentive liability that the Company expects to recognize over a period greater than one year. The deferred lease incentive liability at December 31, 2005 and 2004 totaled $6.3 million and $4.1 million, respectively, and consisted of $5.5 million and $3.8 million, respectively, of tenant improvement allowance. The remaining balance primarily represents rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The payments that will be paid within twelve months of the balance sheet date related to the lease abandonment and the deferred lease incentive are classified as current liabilities. The Company monitors the classification of such liabilities based on the expectation of their utilization periods.

Sponsorship and Advertising Costs

Sponsorship and advertising costs are expensed as incurred. Such expenses for 2005, 2004 and 2003 totaled $1.2 million, $1.1 million and $0.5 million, respectively.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

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

Stock-Based Compensation

The Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations and elected the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” and began accounting for stock-based compensation under this statement. See “New Accounting Pronouncement” below.

The following table details the effect on net income (loss) attributable to common stockholders and net income (loss) attributable to common stockholders per share if compensation expense for the stock plans had been recorded based on the fair value method under SFAS No. 123.

	Year Ended December 31,
	2005	2004	2003
Net income (loss) attributable to common stockholders	$17,769	$9,933	$(2,129)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4,075	844	25
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,268)	(943)	(28)

Pro forma net income (loss) attributable to common stockholders	$17,576	$9,834	$(2,132)

Earnings (loss) per share:
Basic – as reported	$1.13	$0.77	$(0.18)
Basic – pro forma	$1.12	$0.77	$(0.18)

Diluted – as reported	$1.05	$0.72	$(0.18)
Diluted – pro forma	$1.04	$0.71	$(0.18)

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

financial distress and other sources of significant conflict or change. The Operational Consulting segment provides services that help clients improve the overall efficiency and effectiveness of their operations by enhancing revenue, reducing costs, managing regulatory compliance and maximizing procurement efficiency.

From time to time, the Company may reclassify certain revenues and expenses among the segments to align them with the changes in the Company’s internal organizational structure. Beginning January 1, 2005, the Forensic Technology and Discovery Services group was moved from the Financial Consulting segment to the Operational Consulting segment to improve marketing synergies with the legal business consulting practice. Previously reported segment information has been reclassified to reflect this change. This reclassification had no effect on previously reported net income.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). In April 2005, the SEC adopted a new rule that amends the effective date of SFAS No. 123R. Under this new rule, the Company must adopt SFAS No. 123R effective January 1, 2006 or earlier. This statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date and be recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB 25 and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which the Company was using. Additionally, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

SFAS No. 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of SFAS No. 123R. The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. Effective January 1, 2006, the Company adopted the modified prospective transition method. The Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial position, results of operations, earnings per share or cash flows.

3. Business Combination

On May 5, 2005, Huron Consulting Group Inc. entered into a Membership Interest Purchase and Sale Agreement to acquire 100% of the outstanding membership interests of Speltz & Weis LLC. The acquisition was consummated on May 9, 2005. The results of Speltz & Weis LLC’s operations have been included within the Financial Consulting segment since that date. Speltz & Weis LLC is a specialized consulting firm that consisted of 26 consultants. With the acquisition of Speltz & Weis LLC, the Company can provide interim management, organizational renewal and turnaround services, and other crisis management services to distressed hospitals and other healthcare facilities.

The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million cash paid at closing, notes payable totaling $3.0 million payable in three equal annual installments of $1.0 million (together with accrued interest at 4% per annum) beginning on May 8, 2006, and $0.2 million of transaction

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

costs. Additional purchase consideration may be payable based on the performance of Speltz & Weis LLC during the three-year period beginning June 1, 2005 and ending May 30, 2008. Such amounts will be recorded as an adjustment to goodwill if payable. Also, additional payments may be made based on the amount of revenues the Company receives from certain referrals made by Speltz & Weis LLC employees. Such amounts will be recorded as an expense if payable.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

May 9, 2005
Assets Acquired:
Current assets	$2,291
Equipment	16
Intangible assets	2,600
Goodwill	14,637

19,544

Liabilities Assumed:
Current liabilities	2,307

Net Assets Acquired	$17,237

The $14.6 million of goodwill, which the Company intends to deduct for income tax purposes, was assigned to the Financial Consulting and Operational Consulting segments as described in note 4.

The $2.6 million of acquired intangible assets have a weighted average useful life of approximately 10.2 months, which consisted of customer contracts of $1.9 million (8.4 months weighted-average useful life) and customer relationships of $0.7 million (15.1 months weighted-average useful life). The Company assigned relatively short lives to the customer contracts and customer relationships due to the short-term nature of the services and relationships provided under these contracts, which primarily consist of interim management services. During the third quarter of 2005, the Company wrote off a portion of the intangible assets pertaining to a customer contract as described in note 4.

The following unaudited pro forma financial data gives effect to the acquisition of Speltz & Weis LLC as if it had been completed at the beginning of each of the periods. The unaudited pro forma financial data are not necessarily indicative of the operating results that would have been achieved if the acquisition had occurred on the dates indicated, nor are they necessarily indicative of future results.

	2005	2004
Revenues, net of reimbursable expenses	$215,495	$178,577
Operating income	$32,450	$23,034
Income before provision for income taxes	$32,848	$22,238
Net income attributable to common stockholders	$18,140	$11,497
Net income attributable to common stockholders per share:
Basic	$1.15	$0.90
Diluted	$1.08	$0.84

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

4. Goodwill and Intangible Assets

The carrying amount of goodwill at December 31, 2005 was $14.6 million, which resulted from the acquisition of Speltz & Weis LLC as discussed in note 3, and has been assigned to the Company’s segments as follows:

December 31, 2005
Financial Consulting	$11,739
Operational Consulting	2,898

Total	$14,637

Intangible assets as of December 31, 2005 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$1,900	$1,848
Customer relationships	700	359
Technology	475	24

Total	$3,075	$2,231

During 2005, in connection with the hiring of a managing director, the Company purchased technology valued at $0.5 million, which is being amortized over an estimated useful life of 5.0 years.

On July 5, 2005, one of the Company’s clients filed for bankruptcy. On October 21, 2005, the client filed an application with the Bankruptcy Court to authorize the retention of the Company during the bankruptcy process, which was approved in December 2005. In connection with the application, new financial terms and conditions of the engagement contracts, including billing terms and rates for the Company’s services, were negotiated and agreed to with the client and certain other interested parties retroactive to July 5, 2005 pursuant to a new engagement contract that superseded the original contracts. Based on the projected cash flows under the new financial terms and conditions approved by the Bankruptcy Court, the intangible value that the Company assigned to the interim management contract in connection with the Speltz & Weis LLC acquisition has decreased. Accordingly, the Company wrote off the remaining carrying value of this contract in 2005. See note 15 for further details.

Intangible assets amortization expense for the year ended December 31, 2005 was $2.2 million, which included a charge of $0.6 million relating to the write-off of the customer contract described above. Estimated intangible assets amortization expense is $0.6 million for 2006, and approximately $0.1 million for each of 2007, 2008, 2009 and 2010.

During 2002, the Company obtained a release of certain employees from non-competition agreements with Arthur Andersen LLP, their former employer, in exchange for a payment of $5.5 million and the assumption of certain related liabilities in the amount of $0.8 million. The Company estimated that the value received as a result of the employees’ release from these agreements has a useful life of eighteen months, the length of the restrictive covenants in the agreements with Arthur Andersen LLP. Aggregate amortization expense for the year ended December 31, 2003 was $3.7 million. The remaining net book value of the intangible asset was fully amortized during the year ended December 31, 2003.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

5. Property and Equipment

Depreciation expense for property and equipment was $4.4 million, $2.4 million and $1.6 million for 2005, 2004 and 2003, respectively. Property and equipment at December 31, 2005 and 2004 are detailed below:

	December 31,
	2005	2004
Computers, related equipment and software	$9,747	$5,746
Furniture and fixtures	3,721	2,900
Leasehold improvements	6,122	4,491
Assets under capital lease	409	—
Assets under construction	1,229	54

Property and equipment	21,228	13,191
Accumulated depreciation and amortization	(8,066)	(4,216)

Property and equipment, net	$13,162	$8,975

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

7. Notes Payable

At December 31, 2005, notes payable outstanding totaled $3.0 million, including a current portion of $1.0 million. As described in note 3, Huron Consulting Group Inc. issued notes payable totaling $3.0 million in connection with the acquisition of Speltz & Weis LLC. These notes are payable in three equal annual installments of $1.0 million, together with accrued interest at 4% per annum, beginning on May 8, 2006. Accrued interest at December 31, 2005 totaled $0.1 million. Scheduled maturities under these notes are $1.0 million in each of 2006, 2007 and 2008.

At various times during 2002, the Company entered into promissory note agreements with HCG Holdings LLC. The total principal amount borrowed under the promissory note agreements as of December 31, 2003 was $10.1 million. Interest accrued daily on the promissory notes at a rate of 8% per year and aggregated $0.8 million at December 31, 2003. Upon the consummation of the initial public offering on October 18, 2004, the Company used $10.7 million of the net proceeds from the initial public offering to repay its notes payable to HCG Holdings LLC, including accrued and unpaid interest of $0.6 million.

8. Line of Credit and Guarantee

The Company has a bank credit agreement that originally expired on February 10, 2006. Prior to the expiration date, the Company extended the credit agreement for another ninety days. The agreement allows the Company to borrow up to the lesser of $25.0 million or the sum of (a) 85% of eligible accounts receivable and

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

(b) the lesser of 40% of unbilled services or $5.0 million. Borrowings under the agreement are limited by any outstanding letters of credit, bear interest at LIBOR plus 1.75%, and are secured by substantially all of the Company’s assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures, as well as covenants restricting the Company’s ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business. The Company had no borrowings outstanding under the credit agreement as of December 31, 2005 and 2004. At both December 31, 2005 and 2004, the Company was in compliance with its debt covenants.

9. Capital Structure and Initial Public Offering

Prior to its initial public offering, the Company’s capital structure consisted of 8% preferred stock, preferred stock and Class A and Class B common stock.

8% Preferred Stock

The 8% preferred stock had a stated value of $1,000 per share and accrued dividends on a daily basis, compounded annually, at the rate of 8% per annum on the stated value. Between April and June 2002, in connection with the Company’s initial capitalization, the Company issued to HCG Holdings LLC an aggregate of 12,500 shares of the Company’s 8% preferred stock for an aggregate consideration of $12.5 million. Upon the consummation of the Company’s initial public offering on October 18, 2004, the Company used $15.1 million of the initial public offering proceeds to redeem all outstanding 8% preferred stock, plus cumulative dividends and a liquidation participation amount totaling $2.6 million. The 8% preferred stock was retired upon this redemption.

Preferred Stock

The Company is expressly authorized to issue up to 50,000,000 shares of preferred stock. The Company’s certificate of incorporation authorizes the Company’s board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2005 and 2004, no such preferred stock have been approved or issued.

Common Stock

Prior to the initial public offering, the Company had issued and outstanding Class A voting and Class B nonvoting common stock. Pursuant to the terms of the Company’s certificate of incorporation, each share of the Company’s Class B common stock was automatically converted into one share of Class A common stock immediately prior to the consummation of the initial public offering and the Company’s Class A common stock was renamed to “common stock.”

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $.01 per share. The holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Subject to the rights and preferences of the holders of any series of preferred stock that may at the time be outstanding, holders of common stock are entitled to such dividends as the Company’s board of directors may declare. In the event of any liquidation, dissolution or winding-up of the Company’s affairs, after

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

payment of all of the Company’s debts and liabilities and subject to the rights and preferences of the holders of any series of preferred stock that may at the time be outstanding, holders of common stock will be entitled to receive the distribution of any of the Company’s remaining assets.

Dividends

On May 12, 2004, the Company declared a special dividend for each outstanding share of common stock and 8% preferred stock payable to holders of record on May 25, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.3 million, or $0.09 per share of common stock and $9.64 per share of 8% preferred stock, and was paid on June 29, 2004.

Initial Public Offering

In October 2004, the Company completed its initial public offering. In the initial public offering, the Company sold 3,333,333 shares of common stock and a selling stockholder, HCG Holdings LLC, sold 1,666,667 shares of common stock at an offering price of $15.50 per share. On October 22, 2004, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares of common stock from the selling stockholder. The initial public offering generated gross proceeds to the Company of $51.7 million, or $48.0 million net of underwriting discounts. The Company did not receive any proceeds from the shares sold by the selling stockholder.

10. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. Earnings per share under the basic and diluted computation are as follows:

	Year ended December 31,
	2005	2004	2003
Net income (loss)	$17,769	$10,864	$(1,063)
Dividends accrued on 8% preferred stock	—	(931)	(1,066)

Net income (loss) attributable to common stockholders	$17,769	$9,933	$(2,129)

Weighted average common shares outstanding – basic	15,741	12,820	11,871
Weighted average common stock equivalents	1,117	945	—

Weighted average common shares outstanding – diluted	16,858	13,765	11,871

Basic net income (loss) attributable to common stockholders per share	$1.13	$0.77	$(0.18)

Diluted net income (loss) attributable to common stockholders per share	$1.05	$0.72	$(0.18)

Prior to the redemption of the 8% preferred stock in 2004, the 8% preferred stockholders participated in any dividends paid to common stockholders on an as converted basis using the current period estimated fair market value of a share of common stock. Net loss is not allocated to preferred stockholders.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The computation of diluted earnings per share for the year ended December 31, 2003 excluded 1,599,185 outstanding stock options because the effect of these securities would have been anti-dilutive as the Company incurred a net loss for the year. There were no anti-dilutive securities for the years ended December 31, 2004 and 2005.

11. Employee Benefit Plan

The Company sponsors a qualified defined contribution 401(k) plan covering substantially all of its employees. Under the plan, employees are entitled to make pre-tax contributions. The Company matches an amount equal to the employees’ contributions up to 6% of the employees’ salaries. The Company’s matching contributions for the years ended December 31, 2005, 2004 and 2003 were $3.9 million, $3.3 million and $2.3 million, respectively.

12. Equity Incentive Plans

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

Prior to the completion of the initial public offering, the Huron Consulting Group Inc. 2004 Omnibus Stock Plan (the “Omnibus Plan”) was established. The plans described in the paragraph above were terminated and no further awards will be granted under these plans. The Omnibus Plan provides for the issuance of stock options and other equity-based awards valued in whole or in part by reference to, or otherwise based on, the Company’s common stock. A total of 2,141,000 shares of common stock are reserved for issuance under the Omnibus Plan, of which 597,747 remain available for future issuance at December 31, 2005. Subject to acceleration under certain conditions, stock options generally vest annually, pro-rata over 4 years. All options expire ten years after the grant date.

Stock option activity under the Company’s various equity incentive plans is as follows (number of options in thousands):

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,665	$1.86	1,599	$0.36	843	$0.02
Granted:
Exercise price = fair market value	9	21.85	127	15.50	935	0.60
Exercise price < fair market value	—	—	422	1.96	—	—
Exercised	(280)	0.56	(246)	0.22	(161)	0.02
Canceled	(89)	3.79	(237)	0.85	(18)	0.18

Outstanding, end of year	1,305	$2.15	1,665	$1.86	1,599	$0.36

Exercisable, end of year	648	$1.55	614	$0.58	47	$0.02

Weighted average fair value of options granted during the year:
Exercise price = fair market value	$11.21		$7.34		$0.69
Exercise price < fair market value	—		$6.50		—

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The fair value of each stock option is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected volatility	50%	12%	1%
Risk-free interest rate	4.1%	2.6%	2.3%
Expected option life (in years)	4	4	4

Options outstanding and exercisable at December 31, 2005 are as follows (number of options in thousands):

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Range of Exercise Prices
$0.00 to $0.02	412	6.6	$0.02	360	$0.02
$0.03 to $0.85	475	7.6	$0.69	187	$0.70
$0.86 to $1.96	301	8.2	$1.96	52	$1.96
$1.97 to $21.85	117	8.1	$15.97	49	$15.50

Total	1,305	7.4	$2.15	648	$1.55

The Company’s Omnibus Plan also provides for granting restricted stock awards to certain employees, officers and directors. Restricted stock awards are restricted from sale and generally vest over a three-year or four-year period. Expense relating to restricted stock awards is amortized on a straight-line basis over the vesting period. Restricted stock information is as follows:

	2005	2004
Restricted shares granted (in thousands)	752	837
Weighted-average market price of shares granted	$22.10	$15.83
Restricted shares outstanding (at period end, in thousands)	1,279	821
Restricted shares amortization expense	$6,052	$705

13. Income Taxes

The income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$12,784	$9,592	$1,139
State	4,038	2,647	307

Total current	16,822	12,239	1,446

Deferred:
Federal	(2,000)	(3,162)	(1,256)
State	(575)	(949)	(312)

Total deferred	(2,575)	(4,111)	(1,568)

Income tax expense (benefit)	$14,247	$8,128	$(122)

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows. The 2003 tax rate effects of meals and entertainment and other non-deductible items are due to the ratio of non-deductible expense relative to the pretax loss for the year. Other non-deductible items include taxes not deductible for federal income tax purposes.

	Year ended December 31,
	2005	2004	2003
Percent of pretax income:
At U.S. statutory tax rate – expense (benefit)	35.0%	35.0%	(35.0)%
State income taxes	6.3	5.2	(5.2)
Meals and entertainment	1.8	2.5	17.9
Secondary offering	0.7	—	—
Other non-deductible items	0.7	0.1	12.0

Effective income tax expense (benefit) rate	44.5%	42.8%	(10.3)%

Deferred tax assets at December 31, 2005 and 2004 consist of the following:

	Year ended December 31,
	2005	2004
Deferred tax assets:
Accrued payroll and other liabilities	$9,412	$4,757
Deferred lease incentives	2,723	1,374
Amortization of intangibles	2,507	2,064
Stock-based compensation	1,744	537
Revenue recognition	1,514	1,787
Net operating loss carryforward	—	194
Other	35	61

Total deferred assets	17,935	10,774

Deferred tax liabilities:
Property and equipment	(2,213)	(967)
Prepaid expenses	(1,015)	(438)

Total deferred liabilities	(3,228)	(1,405)

Net deferred tax asset	$14,707	$9,369

Although realization of the net deferred tax asset is not assured, management believes, based upon current estimates, that it is more likely than not that all of the net deferred tax assets will be realized. Accordingly, the Company determined that no valuation allowance against deferred tax assets at December 31, 2005 and 2004 was necessary.

14. Related Party Transactions

Pursuant to a registration rights agreement with HCG Holdings LLC, who owned a majority of the issued and outstanding common stock of the Company at December 31, 2005 and is a related party, the Company is obligated to pay all of the expenses relating to any public offerings. In connection with the initial public offering, in which HCG Holdings LLC participated as a selling stockholder, the Company paid all of the offering expenses

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

of HCG Holdings LLC, other than underwriting discounts and commissions and transfer taxes with respect to the shares sold by HCG Holdings LLC. The Company also paid costs associated with an offering that was withdrawn in November 2005 and the secondary offering that was completed in February 2006. During the years ended December 31, 2005 and 2004, these costs totaled $0.5 million and $3.3 million, respectively.

HCG Holdings LLC is named as an additional insured party on the Company’s directors and officers insurance policy. The Company pays all of the expenses of this policy.

Huron Consulting Services LLC entered into an agreement, effective as of September 3, 2003, with Highline Technology LLC, an entity in which one of the Company’s board members owns 50%. Pursuant to the agreement, Highline Technology provides certain management and information technology services to the Company. During 2004, the Company terminated the original agreement and entered into a new agreement with Highline Technology to provide limited consulting services. During the years ended December 31, 2005 and 2004, the Company paid to Highline Technology fees totaling $0.1 million and $0.2 million, respectively. No payments were made under the agreement in 2003.

15. Client Bankruptcy Case

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

On October 21, 2005, the client filed an application with the Bankruptcy Court to authorize the retention of the Company during the bankruptcy process. In connection with the application, new financial terms and conditions of the engagement contracts, including billing terms and rates for the Company’s services, were negotiated and agreed to with the client and certain other interested parties retroactive to July 5, 2005 pursuant to a new engagement contract that superseded the original contracts. At a hearing held on October 28, 2005, the Bankruptcy Court approved on an interim basis the Company’s retention based on these agreed upon terms. On December 14, 2005, the Bankruptcy Court approved the Company’s retention on a permanent basis.

The accompanying consolidated financial statements reflect the effects of the new financial terms and conditions approved by the Bankruptcy Court. The effect of the change in financial terms was to reduce revenues before reimbursable expenses in the year ended December 31, 2005 by $2.1 million from the amounts provided for under the original terms of the interim management contract with the client.

Based on the projected cash flows under the new financial terms and conditions approved by the Bankruptcy Court, the intangible value that the Company assigned to the interim management contract in connection with the Speltz &Weis LLC acquisition has decreased. Accordingly, the Company wrote off the remaining carrying value of this contract in the third quarter of 2005. This charge, totaling $0.6 million, is included in depreciation and amortization on the Company’s consolidated statement of income for the year ended December 31, 2005 and is attributable to the Financial Consulting segment.

The results for the year ended December 31, 2005 also reflect legal and related costs totaling approximately $0.9 million associated with the bankruptcy process.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

16. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal matters arising out of the ordinary course of business. Although the outcome of these matters cannot presently be determined, in the opinion of management, disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Lease Commitments

The Company leases office space and certain equipment and software under noncancelable operating and capital lease arrangements expiring on various dates through 2016, with various renewal options. The Company’s principal executive offices located in Chicago, Illinois are under a lease that expires in September 2014, with two five-year renewal options. The Company also has office facilities located in New York City, New York under a lease that expires in July 2016, with one five-year renewal option. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount. Rental expense, including operating costs and taxes, for the years ended December 31, 2005, 2004 and 2003 was $5.0 million, $4.1 million and $3.0 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2005, are as follows:

	Capital Lease Obligations	Operating Lease Obligations	Sublease Income
2006	$282	$7,003	$(299)
2007	127	9,411	(182)
2008	—	9,083	—
2009	—	8,516	—
2010	—	7,882	—
Thereafter	—	32,663	—

Total	$409	$74,558	$(481)

Guarantees

Guarantees in the form of letters of credit totaling $6.5 million and $1.7 million were outstanding at December 31, 2005 and 2004, respectively, to support certain office lease obligations.

To the extent permitted by law, the Company’s by-laws and articles of incorporation require that the Company indemnify its officers and directors against judgments, fines, and amounts paid in settlement, including attorney’s fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to the Company if such person acted in good faith. Although there is no limit on the amount of indemnification, the Company may have recourse against its insurance carrier for certain payments made.

17. Segment Information

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

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

From time to time, the Company may reclassify certain revenues and expenses among the segments to align them with the changes in the Company’s internal organizational structure. Beginning January 1, 2005, the Forensic Technology and Discovery Services group was moved from the Financial Consulting segment to the Operational Consulting segment to improve marketing synergies with the Legal Business Consulting practice. Previously reported segment information has been reclassified to reflect this change. This reclassification had no effect on previously reported net income.

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Year ended December 31,
	2005	2004	2003
Financial Consulting:
Revenues	$118,178	$92,378	$68,028
Operating income	$46,676	$34,365	$20,601
Segment operating income as a percent of segment revenues	39.5%	37.2%	30.3%

Operational Consulting:
Revenues	$89,035	$67,172	$33,458
Operating income	$31,680	$23,009	$6,793
Segment operating income as a percent of segment revenues	35.6%	34.3%	20.3%

Total Company:
Revenues	$207,213	$159,550	$101,486
Reimbursable expenses	18,749	14,361	8,808

Total revenues and reimbursable expenses	$225,962	$173,911	$110,294

Statement of operations reconciliation:
Segment operating income	$78,356	$57,374	$27,394
Charges not allocated at the segment level:
Other selling, general and administrative expenses	39,597	31,417	20,601
Stock-based compensation expense	1,896	433	14
Depreciation and amortization expense	5,282	2,365	5,328
Restructuring charges	—	3,475	—
Loss on lease abandonment	—	—	1,668
Interest (income) expense, net	(472)	692	856
Other	37	—	112

Net income (loss) before provision (benefit) for income taxes	$32,016	$18,992	$(1,185)

Segment assets:
Financial Consulting	$24,825	$18,921	$15,961
Operational Consulting	22,526	13,659	7,103
Unallocated assets (1)	82,348	50,639	16,825

Total assets	$129,699	$83,219	$39,889

(1)	Goodwill and intangible assets are included in unallocated assets, as the Company’s chief operating decision maker does not allocate these items in assessing segment performance or in allocating resources.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

All long-lived assets are in the United States. During the year ended December 31, 2005, one client generated $23.0 million, or 11.1%, of the Company’s consolidated revenues. Of the $23.0 million, $19.5 million was generated by the Financial Consulting segment and $3.5 million was generated by the Operational Consulting segment. At December 31, 2005, a separate client’s total receivables and unbilled services balance represented 11.3% of the Company’s total receivables and unbilled services balance. During 2004 and 2003, no client in either segment accounted for 10% or more of total revenues or 10% or more of total receivables and unbilled services of the Company.

18. Valuation and Qualifying Accounts

The following summarizes the activity of the allowances for doubtful accounts and unbilled services:

	Beginning balance	Additions	Deductions*	Ending balance
Year ended December 31, 2003:
Allowances for doubtful accounts and unbilled services	$382	5,335	3,925	$1,792
Year ended December 31, 2004:
Allowances for doubtful accounts and unbilled services	$1,792	9,051	7,178	$3,665
Year ended December 31, 2005:
Allowances for doubtful accounts and unbilled services	$3,665	7,444	7,165	$3,944

*	Deductions include write-offs of accounts receivable, fee adjustments related to estimated overruns on fixed and capped fee engagements and other discretionary pricing adjustments.

19. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2005	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$46,760	$50,517	$54,309	$55,627
Reimbursable expenses	4,370	4,691	4,840	4,848
Total revenues and reimbursable expenses	51,130	55,208	59,149	60,475
Gross profit	20,799	21,365	22,897	22,837
Operating income	8,229	8,150	7,218	7,984
Net income attributable to common stockholders	4,827	4,657	3,766	4,519
Net income attributable to common stockholders per share*:
Basic	$0.31	$0.30	$0.24	$0.28
Diluted	$0.29	$0.28	$0.22	$0.27
Weighted average shares used in calculating net income attributable to common stockholders per share*:
Basic	15,547	15,646	15,777	15,990
Diluted	16,677	16,773	16,950	17,027

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

	Quarter Ended
2004	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$40,101	$41,503	$37,109	$40,837
Reimbursable expenses	3,443	3,647	3,225	4,046
Total revenues and reimbursable expenses	43,544	45,150	40,334	44,883
Gross profit	15,153	18,885	14,762	17,582
Operating income	4,253	8,731	2,135	4,565
Net income attributable to common stockholders	2,074	4,600	811	2,448
Net income attributable to common stockholders per share*:
Basic	$0.16	$0.35	$0.06	$0.16
Diluted	$0.15	$0.32	$0.06	$0.15
Weighted average shares used in calculating net income attributable to common stockholders per share*:
Basic	11,974	12,050	12,180	15,061
Diluted	12,747	13,044	13,149	16,101

20. Subsequent Event (unaudited)

In a secondary offering completed in February 2006, HCG Holdings LLC sold 6,300,000 of its shares of the Company’s common stock at an offering price of $27.00 per share. Upon completion of the offering, HCG Holdings LLC held approximately 14.0% of the Company’s issued and outstanding common stock. The Company did not offer any shares and did not receive any proceeds from this offering. Additionally, the underwriters may also purchase up to an additional 945,000 shares of common stock from HCG Holdings LLC at the public offering price within 30 days from February 3, 2006.