Form 10-Q
period 2006-03-31
Huron Consulting Group Inc.
filed 2006-04-27
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 20, 2006, 17,404,488 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

INDEX

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Consolidated Statement of Stockholders’ Equity	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II - Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21 - 22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signature		24

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$16,177	$31,820
Receivables from clients, net	34,770	29,164
Unbilled services, net	21,246	18,187
Income tax receivable	—	232
Deferred income taxes	14,110	12,553
Other current assets	7,897	5,799
Total current assets	94,200	97,755
Property and equipment, net	19,259	13,162
Deferred income taxes	2,978	2,154
Deposits and other assets	1,024	1,147
Intangible assets, net	629	844
Goodwill	14,637	14,637
Total assets	$132,727	$129,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,236	$2,671
Accrued expenses	7,289	4,357
Accrued payroll and related benefits	17,872	32,073
Income tax payable	2,666	491
Deferred revenues	4,127	4,609
Current portion of notes payable and capital lease obligations	1,138	1,282
Total current liabilities	35,328	45,483
Non-current liabilities:
Accrued expenses	186	274
Notes payable and capital lease obligations, net of current portion	2,129	2,127
Deferred lease incentives	9,569	6,283
Total non-current liabilities	11,884	8,684
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 17,608,266 and 17,397,312 shares issued at March 31, 2006 and December 31, 2005, respectively	176	174
Treasury stock, at cost, 229,045 and 148,933 shares at March 31, 2006 and December 31, 2005, respectively	(4,758)	(3,061)
Additional paid-in capital	64,990	58,908
Retained earnings	25,107	19,511
Total stockholders’ equity	85,515	75,532
Total liabilities and stockholders equity	$132,727	$129,699

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues and reimbursable expenses:
Revenues	$62,187	$46,760
Reimbursable expenses	5,439	4,370
Total revenues and reimbursable expenses	67,626	51,130
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	35,990	25,944
Intangible assets amortization	76	—
Reimbursable expenses	5,538	4,387
Total direct costs and reimbursable expenses	41,604	30,331
Operating expenses:
Selling, general and administrative	14,841	11,723
Depreciation and amortization	1,508	847
Total operating expenses	16,349	12,570
Operating income	9,673	8,229
Other income:
Interest income, net	232	165
Other income	—	1
Total other income	232	166
Income before provision for income taxes	9,905	8,395
Provision for income taxes	4,309	3,568
Net income	$5,596	$4,827

Earnings per share:
Basic	$0.35	$0.31
Diluted	$0.33	$0.29

Weighted average shares used in calculating earnings per share:
Basic	16,077	15,547
Diluted	16,995	16,677

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	17,397,312	$174	$(3,061)	$58,908	$19,511	$75,532
Net income	—	—	—	—	5,596	5,596
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	5,000	—	(833)	833	—	—
Exercise of stock options	205,954	2	—	125	—	127
Share-based compensation	—	—	—	2,263	—	2,263
Shares redeemed for employee tax withholdings	—	—	(864)	—	—	(864)
Income tax benefit on share-based compensation	—	—	—	2,861	—	2,861
Balance at March 31, 2006	17,608,266	$176	$(4,758)	$64,990	$25,107	$85,515

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$5,596	$4,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,584	847
Deferred income taxes	(2,380)	(1,670)
Share-based compensation	2,263	1,410
Tax benefit from share-based compensation	—	113
Allowances for doubtful accounts and unbilled services	404	547
Other	135	—
Changes in operating assets and liabilities:
Increase in receivables from clients	(5,319)	(1,244)
Increase in unbilled services	(3,750)	(4,720)
Decrease in income tax receivable	232	494
Increase in other current assets and other	(1,975)	(320)
Increase (decrease) in accounts payable and accrued expenses	5,695	(34)
Decrease in accrued payroll and related benefits	(14,201)	(9,810)
Increase in income tax payable	2,175	3,456
Decrease in deferred revenue	(482)	(408)
Net cash used in operating activities	(10,023)	(6,512)

Cash flows from investing activities:
Purchase of property and equipment, net	(7,600)	(993)
Net cash used in investing activities	(7,600)	(993)

Cash flows from financing activities:
Proceeds from exercise of stock options	127	12
Tax benefit from share-based compensation	2,861	—
Shares redeemed for employee tax withholdings	(864)	—
Principal payments under capital lease obligations	(144)	—
Net cash provided by financing activities	1,980	12
Net decrease in cash and cash equivalents	(15,643)	(7,493)

Cash and cash equivalents:
Beginning of the period	31,820	28,092
End of the period	$16,177	$20,599

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$63
Cash paid for taxes	$1,423	$1,174

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1.	Description of Business

Huron Consulting Group Inc. was formed on March 19, 2002. Huron Consulting Group Inc., together with its indirect wholly-owned operating subsidiaries, Huron Consulting Services LLC and Speltz & Weis LLC, (collectively, the “Company”), is an independent provider of financial and operational consulting services, whose clients include Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations and the law firms that represent these various organizations. In October 2004, the Company completed its initial public offering of shares of its common stock. The majority of the issued and outstanding common stock of the Company was held by HCG Holdings LLC until the first quarter of 2006, when it sold 7,245,000 shares of the Company’s common stock in a secondary offering.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3.	Share-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). This statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date and recognized in the financial statements over the requisite service period.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date are accounted for under the provisions of SFAS No. 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of SFAS No. 123R. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not material.

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price. The following table details the effect on net income and earnings per share for the three months ended March 31, 2005 had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Three Months Ended March 31, 2005
Net income	$4,827
Add: Total share-based compensation expense included in reported net income, net of related tax effects	843
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of related tax effects	(892)
Pro forma net income	$4,778
Earnings per share:
Basic - as reported	$0.31
Basic - pro forma	$0.31
Diluted - as reported	$0.29
Diluted - pro forma	$0.29

Equity Incentive Plans
In 2004, the Company adopted the 2004 Omnibus Stock Plan (the “Omnibus Plan”), which replaced the Company’s prior share-based compensation plans. The Omnibus Plan permits the grant of stock options, restricted stock, and other share-based awards valued in whole or in part by reference to, or otherwise based on, the Company’s common stock. Under the Omnibus Plan, a total of 2,141,000 shares of common stock were reserved for issuance to eligible employees, executive officers, independent contractors and outside directors. As of March 31, 2006, approximately 683,000 shares remain available for future issuance.

The Compensation Committee of the board of directors has the responsibility of interpreting the Omnibus Plan and determining all of the terms and conditions of share-based awards made under the Omnibus Plan, including when the awards will become exercisable or otherwise vest. Subject to acceleration under certain conditions, the majority of the Company’s stock options and restricted stock vest annually, pro-rata over 4 years. All stock options have a ten-year contractual term.

The Company did not grant any stock option awards during the three months ended March 31, 2006. The weighted average fair value of options granted during the three months ended March 31, 2005 was $11.21, which was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2005
Expected dividend yield	0%
Expected volatility	50%
Risk-free interest rate	4.1%
Expected option life (in years)	4

Stock option activity for the three months ended March 31, 2006 was as follows:

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,305	$2.15
Granted:
Exercise price = fair market value	—	—
Exercise price < fair market value	—	—
Exercised	(206)	$0.65
Forfeited or expired	(37)	$5.01
Outstanding at March 31, 2006	1,062	$2.34	7.4	$26.5
Exercisable at March 31, 2006	529	$1.79	7.2	$13.5

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $5.5 million and $0.4 million, respectively.

Restricted stock activity for the three months ended March 31, 2006 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (in dollars)
Restricted stock at January 1, 2006	1,279	$19.24
Granted	9	$25.70
Vested	(116)	$21.22
Forfeited	(52)	$17.14
Restricted stock at March 31, 2006	1,120	$19.19

The aggregate fair value of restricted stock that vested during the three months ended March 31, 2006 was $3.1 million. There was no restricted stock vesting during the three months ended March 31, 2005. On February 28, 2006, the Company’s Compensation Committee approved a restricted stock award of approximately 510,000 shares to be granted to certain employees effective July 1, 2006. Although these restricted shares will not be issued to the grantees until July 1, 2006, a grant date has been established for measurement purposes under SFAS No. 123R. As such, the Company has begun to recognize the expense relating to this award effective February 28, 2006.

Total share-based compensation cost recognized for the three months ended March 31, 2006 and 2005 was $2.3 million and $1.4 million, respectively, with related income tax benefits of $0.9 million and $0.6 million, respectively. As of March 31, 2006, there was $33.8 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted-average period of 3.4 years.

4.	Business Combinations

Acquisition of MSGalt & Company, LLC
On April 3, 2006, the Company acquired substantially all of the assets of MSGalt & Company, LLC (“Galt”), a specialized advisory firm consisting of 25 consultants that designs and implements corporate-wide programs to improve shareholder returns, for $20.4 million. The Company financed this acquisition with cash on hand and borrowings of $6.5 million under the Company’s bank credit agreement in the second quarter of 2006. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as an adjustment to goodwill if payable. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by Galt employees over a four-year period. Such

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

amounts will be recorded as an expense if payable. The acquisition will be accounted for under the purchase method of accounting. It was consummated on April 3, 2006 and the results of operations of Galt will be included within the Operational Consulting segment beginning on that date.

Based on a preliminary third-party valuation that is subject to refinement, the identifiable intangible assets that were acquired totaled approximately $4.6 million and have an estimated weighted average useful life of 20.2 months, which consisted of customer contracts totaling $1.8 million (3.2 months weighted average useful life), customer relationships totaling $1.5 million (6.1 months weighted average useful life), and non-competition agreements totaling $1.3 million (60.0 months weighted average useful life). Additionally, the Company will record approximately $15.8 million of goodwill, which the Company intends to deduct for income tax purposes.

Acquisition of Speltz & Weis LLC
On May 9, 2005, Huron Consulting Group Inc. acquired Speltz & Weis LLC (“S&W”), a specialized consulting firm that consisted of 26 consultants. The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million cash paid at closing, notes payable totaling $3.0 million payable in three equal annual installments of $1.0 million (together with accrued interest at 4% per annum) beginning on May 8, 2006, and $0.2 million of transaction costs. Additional purchase consideration may be payable based on the performance of S&W over a three-year period. Such amounts will be recorded as an adjustment to goodwill if payable. Also, additional payments may be made based on the amount of revenues the Company receives from certain referrals made by S&W employees. Such amounts will be recorded as an expense if payable. The acquisition was accounted for under the purchase method of accounting. It was consummated on May 9, 2005 and the results of operations of S&W have been included within the Financial Consulting segment since that date.

The identifiable intangible assets that were acquired consisted of customer contracts of $1.9 million (8.4 months weighted average useful life) and customer relationships of $0.7 million (15.1 months weighted average useful life). Amortization expense relating to customer contracts is classified as a component of total direct costs on the Company’s consolidated statement of income while amortization expense relating to customer relationships is classified as a component of operating expenses. The Company assigned relatively short lives to the customer contracts and customer relationships due to the short-term nature of the services and relationships provided under these contracts, which primarily consisted of interim management services. Additionally, the Company recorded $14.6 million of goodwill, which the Company intends to deduct for income tax purposes.

Purchase Price Allocations
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions. The Company is in the process of obtaining a third-party valuation of certain intangible assets relating to the Galt acquisition; thus, the allocation of the purchase price is subject to refinement.

	S&W	Galt
Assets Acquired:	May 9, 2005	April 3, 2006
Current assets	$2,291	$—
Equipment	16	11
Intangible assets	2,600	4,600
Goodwill	14,637	15,776
	19,544	20,387
Liabilities Assumed:
Current liabilities	2,307	—

Net Assets Acquired	$17,237	$20,387

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Pro Forma Financial Data
The following unaudited pro forma financial data gives effect to the acquisitions of S&W and Galt as if they had been completed at the beginning of the period presented. The unaudited pro forma financial data are not necessarily indicative of the operating results that would have been achieved if the acquisition had occurred on the dates indicated, nor are they necessarily indicative of future results.

	Historical Huron and Historical S&W		Historical Huron and Historical Galt
	Three Months Ended March 31,		Three Months Ended March 31,
	2006 Actual	2005 Pro forma	2006 Pro forma	2005 Pro forma
Revenues, net of reimbursable expenses	$62,187	$52,706	$66,256	$49,864
Operating income	$9,673	$9,036	$9,679	$7,645
Income before provision for income taxes	$9,905	$9,178	$9,721	$7,685
Net income	$5,596	$5,191	$5,487	$4,408
Earnings per share:
Basic	$0.35	$0.33	$0.34	$0.28
Diluted	$0.33	$0.31	$0.32	$0.26

5.	Goodwill and Intangible Assets

The carrying amount of goodwill at both March 31, 2006 and December 31, 2005 was $14.6 million, which resulted from the acquisition of S&W as described in note 4 above, and has been assigned to the Company’s segments as follows:

Financial Consulting	$11,739
Operational Consulting	2,898
Total	$14,637

Intangible assets consisted of the following:

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$1,900	$1,900	$1,900	$1,848
Customer relationships	700	498	700	359
Technology	475	48	475	24
Total	$3,075	$2,446	$3,075	$2,231

During 2005, in connection with the hiring of a managing director, the Company purchased technology valued at $0.5 million, which is being amortized over an estimated useful life of 5.0 years and is classified as a component of total direct costs.

In connection with the Galt acquisition described in note 4 above, the Company will record approximately $15.8 million of goodwill and $4.6 million of intangible assets in the second quarter of 2006.

Intangible assets amortization expense was $0.2 million for the three months ended March 31, 2006. After recognition of the intangible assets acquired related to the acquisition of Galt, estimated intangible assets amortization expense is $2.5 million for 2006, $1.9 million for 2007, $0.4 million for each of 2008 and 2009,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

$0.3 million for 2010 and $0.1 million for 2011. These amounts are subject to change based on the finalization of the purchase price allocation relating to the acquisition of Galt.

6.	Property and Equipment

Property and equipment at March 31, 2006 and December 31, 2005 are detailed below:

	March 31,	December 31,
	2006	2005
Computers, related equipment and software	$10,215	$9,747
Furniture and fixtures	3,939	3,721
Leasehold improvements	7,979	6,122
Assets under capital lease	409	409
Assets under construction	5,941	1,229
Property and equipment	28,483	21,228
Accumulated depreciation and amortization	(9,224)	(8,066)
Property and equipment, net	$19,259	$13,162

7.	Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$5,596	$4,827

Weighted average common shares outstanding - basic	16,077	15,547
Weighted average common stock equivalents	918	1,130
Weighted average common shares outstanding - diluted	16,995	16,677

Basic earnings per share	$0.35	$0.31
Diluted earnings per share	$0.33	$0.29

There were no anti-dilutive securities for the three months ended March 31, 2006 and 2005.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
8.	Line of Credit

The Company has a bank credit agreement that originally expired on February 10, 2006. On January 17, 2006, the Company extended the credit agreement for ninety days to May 10, 2006. On March 28, 2006, the Company further extended the credit agreement for another sixty days to July 10, 2006, and also amended certain terms of the original agreement. Under the terms of the current agreement, the Company may borrow up to $35.0 million. Borrowings under the agreement are limited by any outstanding letters of credit, bear interest at LIBOR plus 1.25%, and are secured by substantially all of the Company’s assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures, as well as covenants restricting the Company’s ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business. The Company had no borrowings outstanding under the bank credit agreement as of March 31, 2006 and December 31, 2005. At both March 31, 2006 and December 31, 2005, the Company was in compliance with its debt covenants.

9.	Commitments and Contingencies

Litigation
From time to time, the Company is involved in various legal matters arising out of the ordinary course of business. Although the outcome of these matters cannot presently be determined, in the opinion of management, disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Guarantees
Guarantees in the form of letters of credit totaling $6.5 million were outstanding at both March 31, 2006 and December 31, 2005, respectively, to support certain office lease obligations.

To the extent permitted by law, the Company’s by-laws and articles of incorporation require that the Company indemnify its officers and directors against judgments, fines, and amounts paid in settlement, including attorneys’ fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to the Company if such person acted in good faith. Although there is no limit on the amount of indemnification, the Company may have recourse against its insurance carrier for certain payments made.

10.	Segment Information

Segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended March 31,
	2006	2005
Financial Consulting:
Revenues	$35,197	$24,553
Operating income	$13,446	$9,987
Segment operating income as a percent of segment revenues	38.2%	40.7%
Operational Consulting:
Revenues	$26,990	$22,207
Operating income	$9,929	$8,751
Segment operating income as a percent of segment revenues	36.8%	39.4%
Total Company:
Revenues	$62,187	$46,760
Reimbursable expenses	5,439	4,370
Total revenues and reimbursable expenses	$67,626	$51,130

Statement of operations reconciliation:
Segment operating income	$23,375	$18,738
Charges not allocated at the segment level:
Other selling, general and administrative expenses	(12,194)	(9,662)
Depreciation and amortization	(1,508)	(847)
Other income	232	166
Income before provision for income taxes	$9,905	$8,395

During the first quarter of 2006, one client generated $6.0 million, or 9.6%, of the Company's consolidated revenues. Of the $6.0 million, $5.4 million was generated by the Financial Consulting segment and $0.6 million was generated by the Operational Consulting segment. During the first quarter of 2005, this same client generated $6.5 million, or 13.8%, of the Company’s consolidated revenues. Of the $6.5 million, $5.5 million was generated by the Financial Consulting segment and $1.0 million was generated by the Operational Consulting segment.

At March 31, 2006, another client’s total receivables and unbilled services balance represented 10.2% of the Company’s total receivables and unbilled services balance.

11.	Subsequent Event

On April 3, 2006, the Company acquired substantially all of the assets of Galt, a specialized advisory firm that designs and implements corporate-wide programs to improve shareholder returns. See note 4 above for further details relating to this transaction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its operating subsidiaries, Huron Consulting Services LLC and Speltz & Weis LLC.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” or “continues.” These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including without limitation, that our business continues to grow at the current expectations; that we are able to expand our service offerings through our existing consultants and new hires; and that existing market conditions do not change from current expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Please see “Risk Factors” in our 2005 annual report on Form 10-K for a complete description of the material risks we face.

OVERVIEW

Our History
Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants that consisted primarily of former Arthur Andersen LLP partners and professionals, with equity sponsorship from a group of investors led by Lake Capital Management LLC. On October 18, 2004, we completed our initial public offering (“IPO”) and became a publicly traded company. During the first quarter of 2006, HCG Holdings LLC sold 7,245,000 shares of our common stock in a secondary offering.

On May 9, 2005, we acquired Speltz & Weis LLC (“S&W”), a specialized consulting firm that consisted of 26 consultants. With the acquisition of S&W, the Company provides interim management, organizational renewal and turnaround services, and other crisis management services to distressed hospitals and other healthcare facilities. The results of operations of S&W have been included within the Financial Consulting segment since the date of acquisition.

On April 3, 2006, the Company acquired substantially all of the assets of MSGalt & Company, LLC (“Galt”), a specialized advisory firm consisting of 25 consultants that designs and implements corporate-wide programs to improve shareholder returns. The results of operations of Galt will be included within the Operational Consulting segment beginning on April 3, 2006. See “Subsequent Event” below for further details relating to this transaction.

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

We derive all of our revenues through three principal types of billing arrangements consisting of time and expense, fixed fee and performance-based. We manage our business on the basis of revenues before reimbursable expenses. We believe this is the most accurate reflection of our consulting services because it eliminates the effect of reimbursable expenses that we bill to our clients at cost.

Most of our revenues are generated from time and expense engagements. In time and expense engagements, fees are based on the hours incurred at agreed upon billing rates. Time and expense engagements represented approximately 87.3% of our revenues in the three months ended March 31, 2006.

In fixed fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three months ended March 31, 2006, fixed fee engagements represented approximately 10.5% of our revenues.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time and expense or fixed fee engagements. While performance-based fee revenues represented only approximately 2.2% of our revenues for the three months ended March 31, 2006, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our financial consulting and operational consulting clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve this, we continue to hire highly qualified consultants. Since we commenced operations, we nearly tripled the number of our consultants from 213 on May 31, 2002 to 636 as of March 31, 2006. To expand our business, we will remain focused on growing our existing relationships and developing new relationships, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and enter into select acquisitions of complementary businesses. Additionally, we intend to enhance our visibility in the marketplace by continuing to build our brand.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are five accounting policies that could be considered critical. These critical accounting policies include revenue recognition, the allowances for doubtful accounts and unbilled services, carrying value of goodwill and other intangible assets, valuation of net deferred tax assets, and share-based compensation.

Revenue Recognition
We recognize revenues in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed and determinable and collectibility is reasonably assured. Our services are primarily rendered under engagements that require the client to pay on a time and expense basis. Fees are based on the hours incurred at agreed-upon rates and recognized as services are provided. Revenues related to fixed fee engagements are recognized based on estimates of services provided versus the total services to be provided under the engagement. Losses, if any, on fixed fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. To date, such losses have not been significant. Revenues related to performance-based engagements are recognized when all performance-based criteria are met. We also have contracts with clients to deliver multiple services that are covered under both individual and separate engagement letters. These arrangements allow for our services to be valued and accounted for on a separate basis. Reimbursable expenses related to time and expense and fixed fee engagements are recognized as revenue in the period in which the expense is incurred. Reimbursable expenses subject to performance-based criteria are recognized as revenue when all performance criteria are met. Direct costs incurred on all types of engagements, including performance-based engagements, are recognized in the period in which incurred.

Differences between the timing of billings and the recognition of revenue are recorded as either unbilled services or deferred revenue. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled services. Amounts billed to clients but not yet recognized as revenues are recorded as deferred revenue. Client prepayments and retainers that are unearned are also classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement.

Allowances for Doubtful Accounts and Unbilled Services
We maintain allowances for doubtful accounts and for services performed but not yet billed for estimated losses based on several factors, including the historical percentages of fee adjustments and write-offs by service group, an assessment of a client’s ability to make required payments and the estimated cash realization from amounts due from clients. The allowances are assessed by management on a regular basis. If the financial condition of a client deteriorates in the future, impacting the client’s ability to make payments, an increase to our allowance might be required or our allowance may not be sufficient to cover actual write-offs.

The provision for doubtful accounts and unbilled services is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments, the provision is recorded in operating expenses.

Carrying Value of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of March 31, 2006 was $14.6 million, which resulted from the acquisition of S&W in 2005. Under the provisions of SFAS No. 142 - Goodwill and Other Intangible Assets, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. We have elected and will begin to perform this annual impairment test in the second quarter of 2006 or earlier, if indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets balances, net of accumulated amortization, totaled $0.6 million at March 31, 2006 and consist of customer relationships relating to the S&W acquisition, as well as purchased technology. We obtained third-party valuations to assist us in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

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

Share-based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value. Given the lack of a public market for our common stock prior to our IPO, we established an estimated fair value of the common stock as well as the exercise price for the options to purchase this stock. We estimated the fair value of our common stock by evaluating our results of business activities and projections of our future results of operations.

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

	Three Months Ended March 31,
Segment and Consolidated Operating Results (in thousands):	2006	2005
Revenues and reimbursable expenses:
Financial Consulting	$35,197	$24,553
Operational Consulting	26,990	22,207
Total revenues	62,187	46,760
Total reimbursable expenses	5,439	4,370
Total revenues and reimbursable expenses	$67,626	$51,130

Operating income:
Financial Consulting	$13,446	$9,987
Operational Consulting	9,929	8,751
Total segment operating income	23,375	18,738

Unallocated corporate costs	12,194	9,662
Depreciation and amortization expense	1,508	847
Total operating expenses	13,702	10,509

Operating income	$9,673	$8,229

Other Operating Data:
Number of consultants (at period end) (1):
Financial Consulting	303	257
Operational Consulting	333	241
Total	636	498
Average number of consultants (for the period):
Financial Consulting	307	267
Operational Consulting	332	231
Total	639	498
Utilization rate (2):
Financial Consulting	83.6%	74.3%
Operational Consulting	71.9%	78.6%
Total	77.5%	76.3%
Average billing rate per hour (3):
Financial Consulting	$277	$274
Operational Consulting	$230	$228
Total	$255	$250

(1)	Consultants consist of our billable professionals, excluding interns and independent contractors.
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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues
Revenues increased $15.4 million, or 33.0%, to $62.2 million for the three months ended March 31, 2006 from $46.8 million for the three months ended March 31, 2005. Revenues from time and expense engagements increased $16.1 million, or 42.1%, to $54.3 million for the first quarter of 2006 from $38.2 million for the first quarter of 2005. Revenues from fixed fee engagements decreased $1.2 million, or 15.6%, to $6.5 million for the three months ended March 31, 2006 from $7.7 million for the three months ended March 31, 2005. Revenues from performance-based engagements increased $0.5 million, or 55.6%, to $1.4 million for the three months ended March 31, 2006 from $0.9 million for the three months ended March 31, 2005.

Of the overall $15.4 million increase in revenues, $13.5 million was attributable to an increase in the number of consultants and increased usage of independent contractors, $1.2 million was attributable to an increase in the utilization rate of our consultants, and $0.7 million was attributable to an increase in the average billing rate per hour. These increases were reflective of growing demand for our services from new and existing clients. The average number of consultants increased to 639 for the three months ended March 31, 2006 from 498 for the three months ended March 31, 2005, as we added a significant number of consultants. The increase in consultants was also reflective of the S&W acquisition. Revenues generated by independent contractors increased $0.3 million, or 30.0%, to $1.3 million for the three months ended March 31, 2006 from $1.0 million for the same period last year. Our utilization rate increased slightly to 77.5% for the three months ended March 31, 2006 from 76.3% for the three months ended March 31, 2005. The utilization rate for any given period is calculated by dividing the number of hours all our consultants worked on client assignments during the period by the total available working hours for all of our consultants during the same period, assuming a 40-hour work week, less paid holidays and vacation days. In addition, our average billing rate per hour increased 2.0% to $255 for the three months ended March 31, 2006 from $250 for the three months ended March 31, 2005. Average billing rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked on client assignments during the same period.

Direct Costs
Our direct costs increased $10.1 million, or 38.7%, to $36.0 million in the three months ended March 31, 2006 from $25.9 million in the three months ended March 31, 2005. Approximately $8.6 million of the increase was attributable to the increase in the average number of consultants described above, the promotion of nine of our employees to the managing director level effective January 1, 2006, and their related compensation and benefit costs. Additionally, stock-based compensation expense associated with our billable professionals increased $0.7 million, or 70.0%, to $1.7 million in the first quarter of 2006 from $1.0 million in the first quarter of 2005. We expect to continue to hire additional managing directors during 2006, as well as hire additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors. As such, we expect direct costs will continue to increase in the near term.

Operating Expenses
Selling, general and administrative expenses increased $3.1 million, or 26.6%, to $14.8 million in the three months ended March 31, 2006 from $11.7 million in the three months ended March 31, 2005. Approximately $1.1 million of this increase was due to higher facilities cost attributable to two new leases that we entered into during the second half of 2005. In connection with a secondary offering that was completed in February 2006, we incurred costs totaling $0.6 million after tax, or $0.03 per diluted share, during the first quarter of 2006. These costs were expensed in the period incurred because we did not issue securities in the offering. The remaining increase in selling, general and administrative costs in the three months ended March 31, 2006 compared to the same period last year was due to increases in salaries and stock-based compensation associated with our non-billable professionals, legal fees, and marketing expenses.

Depreciation expense increased $0.6 million, or 75.0%, to $1.4 million in the three months ended March 31, 2006 from $0.8 million in the three months ended March 31, 2005 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. In conjunction with the S&W acquisition, we recorded $0.7 million of intangible assets representing customer relationships, which is being amortized over a weighted-average life of 15.1 months. Intangible assets amortization pertaining to customer relationships was $0.1 million in the three months ended March 31, 2006.

Operating Income
Operating income increased $1.5 million, or 17.5%, to $9.7 million for the three months ended March 31, 2006 from $8.2 million for the three months ended March 31, 2005. The increase in operating income was primarily due to the increase in revenues, partially offset by the increases in direct costs, selling, general and administrative expense and depreciation and intangible assets amortization as discussed above. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 15.6% in the three months ended March 31, 2006 from 17.6% in the three months ended March 31, 2005.

Net Income
Net income increased $0.8 million, or 15.9%, to $5.6 million for the three months ended March 31, 2006 from $4.8 million for the three months ended March 31, 2005. Diluted earnings per share increased to $0.33 for the three months ended March 31, 2006 from $0.29 for the comparable period last year.

Segment Results

Financial Consulting

Revenues
Financial Consulting segment revenues increased $10.6 million, or 43.4%, to $35.2 million for the three months ended March 31, 2006 from $24.6 million for the three months ended March 31, 2005. Revenues from time and expense engagements increased $11.1 million, or 47.8%, to $34.3 million for the three months ended March 31, 2006 from $23.2 million for the three months ended March 31, 2005. Revenues from fixed fee engagements decreased $0.5 million, or 35.7%, to $0.9 million for the three months ended March 31, 2006 from $1.4 million for the three months ended March 31, 2005. There were no revenues from performance-based engagements for the first quarter of 2006 as compared to approximately $22,000 for the first quarter of 2005.

Of the overall $10.6 million increase in revenues, $7.1 million was attributable to an increase in the number of consultants and increased usage of independent contractor hours, $3.1 million was attributable to an increase in the utilization rate of our consultants, and $0.4 million was attributable to an increase in the average billing rate per hour. These increases were reflective of growing demand for our services from new and existing clients. The average number of consultants increased to 307 for the three months ended March 31, 2006 from 267 for the three months ended March 31, 2005. Revenues generated by independent contractors totaled $0.5 million for the first quarter of 2006 compared to approximately $25,000 for the comparable quarter last year. The utilization rate for the Financial Consulting segment increased to 83.6% for the three months ended March 31, 2006 from 74.3% for the three months ended March 31, 2005. The average billing rate per hour increased slightly to $277 for the three months ended March 31, 2006 from $274 for the three months ended March 31, 2005.

Operating Income
Financial Consulting segment operating income increased $3.4 million, or 34.6%, to $13.4 million in the three months ended March 31, 2006 from $10.0 million in the three months ended March 31, 2005. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 38.2% for the first quarter of 2006 from 40.7% in the same period last year, primarily due to the increase in consultants and their related compensation costs.

Operational Consulting

Revenues
Operational Consulting segment revenues increased $4.8 million, or 21.5%, to $27.0 million for the three months ended March 31, 2006 from $22.2 million for the three months ended March 31, 2005. Revenues from time and expense engagements increased $5.0 million, or 33.3%, to $20.0 million for the three months ended March 31, 2006 from $15.0 million for the comparable period last year. Revenues from fixed fee engagements decreased $0.7 million, or 11.1%, to $5.6 million for the three months ended March 31, 2006 from $6.3 million for the three months ended March 31, 2005. Revenues from performance-based engagements increased $0.5 million, or 55.6%, to $1.4 million for the three months ended March 31, 2006 from $0.9 million for the three months ended March 31, 2005.

Of the overall $4.8 million increase in revenues, $6.4 million was attributable to an increase in the number of consultants and growth in client engagements and $0.3 million was attributable to an increase in the average billing rate per hour. These increases were partially offset by a $1.9 million decrease in revenues attributable to a decrease in the utilization rate of our consultants. The average number of consultants increased to 332 for the three months ended March 31, 2006 from 231 for the three months ended March 31, 2005, as we added a significant number of consultants over the past year. The average billing rate per hour increased slightly to $230 for the first quarter of 2006 from $228 for the comparable period last year. The utilization rate for the Operational Consulting segment decreased to 71.9% for the three months ended March 31, 2006 from 78.6% for the three months ended March 31, 2005.

Operating Income
Operational Consulting segment operating income increased $1.1 million, or 13.5%, to $9.9 million for the three months ended March 31, 2006 from $8.8 million for the three months ended March 31, 2005. Segment operating margin decreased to 36.8% for the first quarter of 2006 from 39.4% in the same period last year, primarily due to the increase in consultants and their related compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, existing cash and cash equivalents and debt capacity available under our credit facility. Cash and cash equivalents, consisting of demand deposits and short-term commercial paper, decreased $15.6 million from $31.8 million at December 31, 2005 to $16.2 million at March 31, 2006 primarily due to purchases of property and equipment and the payment of bonuses.

Cash flows used in operating activities totaled $10.0 million for the three months ended March 31, 2006 and $6.5 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. Cash used for operations during the three months ended March 31, 2006 primarily consisted of cash payments for bonuses, payroll and related benefits that were accrued for at December 31, 2005. Receivables from clients and unbilled services increased $9.1 million during the three months ended March 31, 2006, primarily due to increased revenues generated and billed.

Cash used in investing activities was $7.6 million for the three months ended March 31, 2006 and $1.0 million for the same period last year. The use of cash in the first quarter of 2006 primarily related to leasehold improvements and construction in progress at our office in New York City.

We have a bank credit agreement that originally expired on February 10, 2006. On January 17, 2006, the Company extended the credit agreement for ninety days to May 10, 2006. On March 28, 2006, the Company further extended the credit agreement for another sixty days to July 10, 2006, and also amended certain terms of the original agreement. Under the terms of the current agreement, the Company may borrow up to $35.0 million. Borrowings under the agreement are limited by any outstanding letters of credit, bear interest at LIBOR plus 1.25%, and are secured by substantially all of the Company’s assets. The bank credit agreement includes covenants for minimum equity and maximum annual capital expenditures, as well as covenants restricting our ability to incur additional indebtedness or engage in certain types of transactions outside of the ordinary course of business. As of March 31,

2006, we were in compliance with the bank credit agreement debt covenants and had no borrowings outstanding. The balance available under the agreement was $28.5 million after a reduction of $6.5 million for letters of credit outstanding at March 31, 2006.

Future Needs
Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional consultants and expanding our service offerings through existing consultants, new hires or acquisitions. We intend to fund such growth over the next twelve months with funds generated from operations and borrowings under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe cash generated from operations, supplemented as necessary by borrowings under our credit facility, will be adequate to fund this growth. Over the longer term, we expect that cash flow from operations, supplemented by short-term and long-term financing, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and overall condition of the credit markets.

CONTRACTUAL OBLIGATIONS

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2005 (in thousands).

	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Notes payable	$1,000	$2,000	$—	$—	$3,000
Interest on notes payable	120	120	—	—	240
Capital lease obligations	282	127	—	—	409
Operating lease obligations	7,003	27,010	14,916	25,629	74,558
Purchase obligations	997	322	—	—	1,319
Total contractual obligations	$9,402	$29,579	$14,916	$25,629	$79,526

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

SUBSEQUENT EVENT

On April 3, 2006, the Company acquired substantially all of the assets of MSGalt & Company, LLC (“Galt”), a specialized advisory firm consisting of 25 consultants that designs and implements corporate-wide programs to improve shareholder returns, for $20.4 million. The Company financed this acquisition with cash on hand and borrowings of $6.5 million under our bank credit agreement in the second quarter of 2006. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as an adjustment to goodwill if payable. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by Galt employees. Such amounts will be recorded as an expense if payable. The acquisition will be accounted for under the purchase method of accounting. It was consummated on April 3, 2006 and the results of operations of Galt will be included within the Operational Consulting segment beginning on that date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates and changes in the market value of our investments. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has a variable interest rate tied to the LIBOR. We had no borrowings outstanding under the credit agreement as of March 31, 2006; therefore, any change in interest rates would not have an effect on our financial position or operating results.

At March 31, 2006, we had notes payable totaling $3.0 million that are payable in three equal installments beginning on May 8, 2006. We are not exposed to interest rate risks in respect to these notes as they bear a fixed interest rate at 4% per annum.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

See “Risk Factors” in the Company’s 2005 annual report on Form 10-K for a complete description of the material risks it faces. There have been no material changes to our business risk factors since December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2006, the Company redeemed such shares as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted-Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 2006	31,922	$27.08	N/A	N/A

N/A - Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.24	Executive Officers’ Compensation for 2005 and 2006 Summary Sheet.

10.30	Amended and Restated Limited Liability Company Agreement of Speltz & Weis LLC, dated May 17, 2005.

10.31	Joinder Agreement, dated May 17, 2005, between Huron Consulting Group Inc., Huron Consulting Services LLC, Speltz & Weis LLC and LaSalle Bank, N.A.

10.32	Fourth Amended and Restated Secured Revolving Line of Credit Note, dated May 17, 2005, between Huron Consulting Group Inc., Huron Consulting Services LLC, Speltz & Weis LLC and LaSalle Bank, N.A.

10.33	Fifth Amended and Restated Secured Revolving Line of Credit Note, dated January 17, 2006, between Huron Consulting Group Inc., Huron Consulting Services LLC, Speltz & Weis LLC and LaSalle Bank, N.A.

10.34
First Amendment to Amended and Restated Loan and Security Agreement between Huron Consulting Group, Inc., Huron Consulting Services LLC, Speltz & Weis LLC and LaSalle Bank, N.A., dated as of January 17, 2006.

10.35	Sixth Amended and Restated Secured Revolving Line of Credit Note, dated March 28, 2006, between Huron Consulting Group Inc., Huron Consulting Services LLC, Speltz & Weis LLC and LaSalle Bank, N.A.

10.36
Second Amendment to Amended and Restated Loan and Security Agreement between Huron Consulting Group, Inc., Huron Consulting Services LLC, Speltz & Weis LLC and LaSalle Bank, N.A., dated as of March 28, 2006.

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

Huron Consulting Group Inc.
(Registrant)

Date:	April 27, 2006	/s/ Gary L. Burge
Gary L. Burge
Vice President,
Chief Financial Officer and Treasurer