Form 10-Q
period 2006-06-30
Huron Consulting Group Inc.
filed 2006-08-08
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, 18,020,614 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,381	$31,820
Receivables from clients, net	38,472	29,164
Unbilled services, net	23,242	18,187
Income tax receivable	3,092	232
Deferred income taxes	14,747	12,553
Other current assets	5,211	5,799
Total current assets	88,145	97,755
Property and equipment, net	23,504	13,162
Deferred income taxes	3,951	2,154
Deposits and other assets	1,273	1,147
Intangible assets, net	3,085	844
Goodwill	35,501	14,637
Total assets	$155,459	$129,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,944	$2,671
Accrued expenses	9,846	4,357
Accrued payroll and related benefits	23,318	32,073
Income tax payable	—	491
Deferred revenues	5,180	4,609
Borrowings	6,500	—
Current portion of notes payable and capital lease obligations	1,141	1,282
Total current liabilities	48,929	45,483
Non-current liabilities:
Accrued expenses and other liabilities	604	274
Notes payable and capital lease obligations, net of current portion	1,132	2,127
Deferred lease incentives	10,175	6,283
Total non-current liabilities	11,911	8,684
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 17,720,301 and 17,397,312 shares issued at June 30, 2006 and December 31, 2005, respectively	177	174
Treasury stock, at cost, 294,341 and 148,933 shares at June 30, 2006 and December 31, 2005, respectively	(6,029)	(3,061)
Additional paid-in capital	69,084	58,908
Retained earnings	31,387	19,511
Total stockholders’ equity	94,619	75,532
Total liabilities and stockholders equity	$155,459	$129,699

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues and reimbursable expenses:
Revenues	$67,769	$50,517	$129,956	$97,277
Reimbursable expenses	6,691	4,691	12,130	9,061
Total revenues and reimbursable expenses	74,460	55,208	142,086	106,338
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	37,436	28,754	73,426	54,698
Intangible assets amortization	1,640	385	1,716	385
Reimbursable expenses	6,795	4,704	12,333	9,091
Total direct costs and reimbursable expenses	45,871	33,843	87,475	64,174
Operating expenses:
Selling, general and administrative	15,713	12,106	30,554	23,829
Depreciation and amortization	1,569	1,109	3,077	1,956
Total operating expenses	17,282	13,215	33,631	25,785
Operating income	11,307	8,150	20,980	16,379
Other income (expense):
Interest income (expense), net	(193)	64	39	229
Other income	—	—	—	1
Total other income (expense)	(193)	64	39	230
Income before provision for income taxes	11,114	8,214	21,019	16,609
Provision for income taxes	4,834	3,557	9,143	7,125
Net income	$6,280	$4,657	$11,876	$9,484

Earnings per share:
Basic	$0.39	$0.30	$0.73	$0.61
Diluted	$0.36	$0.28	$0.69	$0.57

Weighted average shares used in calculating earnings per share:
Basic	16,309	15,646	16,194	15,597
Diluted	17,244	16,773	17,120	16,725

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	17,397,312	$174	$(3,061)	$58,908	$19,511	$75,532
Net income	—	—	—	—	11,876	11,876
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	5,000	—	(1,954)	1,954	—	—
Exercise of stock options	293,429	3	—	231	—	234
Share-based compensation	—	—	—	4,721	—	4,721
Shares redeemed for employee tax withholdings	—	—	(1,014)	—	—	(1,014)
Income tax benefit on share-based compensation	—	—	—	3,270	—	3,270
Balance at June 30, 2006	17,695,741	$177	$(6,029)	$69,084	$31,387	$94,619

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$11,876	$9,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,793	2,341
Deferred income taxes	(3,991)	(2,541)
Share-based compensation	4,721	3,106
Tax benefit from share-based compensation	—	1,369
Allowances for doubtful accounts and unbilled services	241	145
Other	134	—
Changes in operating assets and liabilities:
Increase in receivables from clients	(9,464)	(2,928)
Increase in unbilled services	(5,140)	(4,698)
Increase in income tax receivable	(2,860)	(309)
Decrease in other current assets and other	450	19
Increase (decrease) in accounts payable and accrued expenses	4,894	(1,184)
Decrease in accrued payroll and related benefits	(8,755)	(1,618)
Decrease in income tax payable	(491)	(720)
Increase in deferred revenues	1,071	1,088
Net cash (used in) provided by operating activities	(2,521)	3,554
Cash flows from investing activities:
Purchases of property and equipment	(13,200)	(4,285)
Purchases of businesses, net of cash acquired	(20,562)	(12,366)
Net cash used in investing activities	(33,762)	(16,651)
Cash flows from financing activities:
Proceeds from exercise of stock options	234	104
Tax benefit from share-based compensation	3,270	—
Shares redeemed for employee tax withholdings	(1,014)	—
Proceeds from borrowings under line of credit	35,600	—
Repayments on line of credit	(29,100)	—
Principal payments of notes payable and capital lease obligations	(1,146)	—
Net cash provided by financing activities	7,844	104

Net decrease in cash and cash equivalents	(28,439)	(12,993)
Cash and cash equivalents at beginning of the period	31,820	28,092
Cash and cash equivalents at end of the period	$3,381	$15,099

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$13,217	$9,327
Interest	$186	$63
Non-cash investing and financing activities:
Liabilities incurred for purchases of businesses	$4,613	$3,000

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

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

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price. The following table details the effect on net income and earnings per share for the three and six months ended June 30, 2005 had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income	$4,657	$9,484
Add: Total share-based compensation expense included in reported net income, net of related tax effects	1,014	1,857
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,054)	(1,946)
Pro forma net income	$4,617	$9,395
Earnings per share:
Basic - as reported	$0.30	$0.61
Basic - pro forma	$0.30	$0.60
Diluted - as reported	$0.28	$0.57
Diluted - pro forma	$0.28	$0.56

Equity Incentive Plans
In 2004, the Company adopted the 2004 Omnibus Stock Plan (the “Omnibus Plan”), which replaced the Company’s prior share-based compensation plans. The Omnibus Plan permits the grant of stock options, restricted stock, and other share-based awards valued in whole or in part by reference to, or otherwise based on, the Company’s common stock. Under the Omnibus Plan, as originally adopted, a total of 2,141,000 shares of common stock were reserved for issuance to eligible employees, executive officers, independent contractors and outside directors. The Plan was amended effective as of May 2, 2006 to increase the number of shares of common stock available for issuance by 2,100,000. As of June 30, 2006, approximately 2,809,000 shares remain available for future issuance.

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

The weighted average fair values of options granted during the six months ended June 30, 2006 and 2005 were $15.31 and $19.38, respectively, which were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for both periods:

Expected dividend yield	0%
Expected volatility	40%
Risk-free interest rate	5.1%
Expected option life (in years)	4

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Stock option activity for the six months ended June 30, 2006 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,305	$2.15
Granted:
Exercise price = fair market value	8	$30.29
Exercised	(294)	$0.80
Forfeited or expired	(67)	$3.68
Outstanding at June 30, 2006	952	$2.71	7.2	$30.8
Exercisable at June 30, 2006	553	$1.99	6.9	$18.3

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $8.5 million and $2.1 million, respectively.

Restricted stock activity for the six months ended June 30, 2006 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (in dollars)
Restricted stock at January 1, 2006	1,279	$19.24
Granted	43	$32.37
Vested	(133)	$21.29
Forfeited	(113)	$17.81
Restricted stock at June 30, 2006	1,076	$19.67

The aggregate fair value of restricted stock that vested during the six months ended June 30, 2006 was $3.7 million. There was no restricted stock vesting during the six months ended June 30, 2005. On July 1, 2006, the Company granted a total of 504,500 shares of restricted stock to certain employees. Although these restricted shares were not issued to the grantees until July 1, 2006, a grant date was established for measurement purposes under SFAS No. 123R on February 28, 2006, the date that the Company’s Compensation Committee approved the award. As such, the Company began to recognize the expense relating to this award effective February 28, 2006.

Total share-based compensation cost recognized for the three months ended June 30, 2006 and 2005 was $2.5 million and $1.7 million, respectively, with related income tax benefits of $1.0 million and $0.7 million, respectively. Total share-based compensation cost recognized for the six months ended June 30, 2006 and 2005 was $4.7 million and $3.1 million, respectively, with related income tax benefits of $1.9 million and $1.3 million, respectively. As of June 30, 2006, there was $31.6 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted-average period of 3.2 years.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

4.	Business Combinations

Acquisition of MSGalt & Company, LLC
On April 3, 2006, the Company acquired substantially all of the assets of MSGalt & Company, LLC (“Galt”), a specialized advisory firm consisting of 25 consultants that designs and implements corporate-wide programs to improve shareholder returns. The aggregate purchase price of the acquisition was $25.2 million, which consisted of $20.4 million cash paid at closing, $0.2 million of transaction costs, and $4.6 million of additional purchase price earned by Galt during the quarter as certain performance targets were met. The Company financed this acquisition with cash on hand and borrowings of $6.5 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as an adjustment to goodwill if payable. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by Galt employees over a four-year period. Such amounts will be recorded as an expense if payable. The acquisition was accounted for under the purchase method of accounting. It was consummated on April 3, 2006 and the results of operations of Galt have been included within the Operational Consulting segment since that date.

The identifiable intangible assets that were acquired totaled $4.3 million and have an estimated weighted average useful life of 20.0 months, which consisted of customer contracts totaling $1.7 million (3.2 months weighted average useful life), customer relationships totaling $1.4 million (6.1 months weighted average useful life), and non-competition agreements totaling $1.2 million (60.0 months weighted average useful life). Amortization expense relating to customer contracts is classified as a component of total direct costs on the Company’s consolidated statement of income while amortization expense relating to customer relationships and non-competition agreements are classified as a component of operating expenses. Additionally, the Company recorded $20.9 million of goodwill, which the Company intends to deduct for income tax purposes.

Acquisition of Speltz & Weis LLC
On May 9, 2005, Huron Consulting Group Inc. acquired Speltz & Weis LLC (“S&W”), a specialized consulting firm that consisted of 26 consultants. The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million cash paid at closing, notes payable totaling $3.0 million payable in three equal annual installments of $1.0 million (together with accrued interest at 4% per annum) that began on May 8, 2006, and $0.2 million of transaction costs. Additional purchase consideration may be payable based on the performance of S&W over a three-year period. Such amounts will be recorded as an adjustment to goodwill if payable. Also, additional payments may be made based on the amount of revenues the Company receives from certain referrals made by S&W employees. Such amounts will be recorded as an expense if payable. The acquisition was accounted for under the purchase method of accounting. It was consummated on May 9, 2005 and the results of operations of S&W have been included within the Financial Consulting segment since that date.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Purchase Price Allocations
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions.

	Galt	S&W
Assets Acquired:	April 3, 2006	May 9, 2005
Current assets	$—	$2,291
Equipment	11	16
Intangible assets	4,300	2,600
Goodwill	20,864	14,637
	25,175	19,544
Liabilities Assumed:
Current liabilities	—	2,307

Net Assets Acquired	$25,175	$17,237

Pro Forma Financial Data
The following unaudited pro forma financial data gives effect to the acquisitions of Galt and S&W as if they had been completed at the beginning of the period presented. The unaudited pro forma financial data are not necessarily indicative of the operating results that would have been achieved if the acquisition had occurred on the dates indicated, nor are they necessarily indicative of future results.

	Historical Huron and Historical Galt
	Three Months Ended June 30,		Six Months Ended June 30,
	2006 Actual	2005 Pro forma	2006 Pro forma	2005 Pro forma
Revenues, net of reimbursable expenses	$67,769	$54,133	$134,025	$103,997
Operating income	$11,307	$8,907	$22,700	$16,652
Income before provision for income taxes	$11,114	$8,719	$22,526	$16,503
Net income	$6,280	$4,953	$12,777	$9,420
Earnings per share:
Basic	$0.39	$0.32	$0.79	$0.60
Diluted	$0.36	$0.30	$0.75	$0.56

	Historical Huron and Historical S&W
	Three Months Ended June 30,		Six Months Ended June 30,
	2006 Actual	2005 Pro forma	2006 Actual	2005 Pro forma
Revenues, net of reimbursable expenses	$67,769	$52,853	$129,956	$105,559
Operating income	$11,307	$8,212	$20,980	$17,248
Income before provision for income taxes	$11,114	$8,263	$21,019	$17,441
Net income	$6,280	$4,664	$11,876	$9,855
Earnings per share:
Basic	$0.39	$0.30	$0.73	$0.63
Diluted	$0.36	$0.28	$0.69	$0.59

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2006 were as follows:

	Financial Consulting	Operational Consulting	Total
Balance as of January 1, 2006	$11,739	$2,898	$14,637
Goodwill acquired	—	20,864	20,864
Balance as of June 30, 2006	$11,739	$23,762	$35,501

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets amortization expense was $1.8 million and $2.1 million for the three and six months ended June 30, 2006, respectively. Intangible assets amortization expense was $0.5 million for both the three and six months ended June 30, 2005. Estimated intangible assets amortization expense is $3.8 million for 2006, $0.3 million for each of 2007, 2008, 2009 and 2010 and $0.1 million for 2011. These amounts are based on intangible assets recorded as of June 30, 2006 and actual amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors. Intangible assets are as follows:

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$3,600	$3,516	$1,900	$1,848
Customer relationships	2,100	638	700	359
Non-competition agreements	1,200	65	—	—
Technology	475	71	475	24
Total	$7,375	$4,290	$3,075	$2,231

6.	Property and Equipment

Property and equipment at June 30, 2006 and December 31, 2005 are detailed below:

	June 30,	December 31,
	2006	2005
Computers, related equipment and software	$11,471	$9,747
Furniture and fixtures	5,979	3,721
Leasehold improvements	16,235	6,122
Assets under capital lease	409	409
Assets under construction	—	1,229
Property and equipment	34,094	21,228
Accumulated depreciation and amortization	(10,590)	(8,066)
Property and equipment, net	$23,504	$13,162

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

7.	Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$6,280	$4,657	$11,876	$9,484

Weighted average common shares outstanding - basic	16,309	15,646	16,194	15,597
Weighted average common stock equivalents	935	1,127	926	1,128
Weighted average common shares outstanding - diluted	17,244	16,773	17,120	16,725

Basic earnings per share	$0.39	$0.30	$0.73	$0.61
Diluted earnings per share	$0.36	$0.28	$0.69	$0.57

There were no anti-dilutive securities for the three and six months ended June 30, 2006 and 2005.

8.	Line of Credit

The Company has a bank credit agreement that originally expired on February 10, 2006. On January 17, 2006, the Company extended the credit agreement for ninety days to May 10, 2006. On March 28, 2006, the Company further extended the credit agreement for another sixty days to July 10, 2006, and also amended certain terms of the original agreement.

On June 7, 2006, the Company entered into a new credit agreement with various financial institutions. Under the terms of this new unsecured revolving credit facility, the Company may borrow up to $75.0 million. Additionally, the Company may elect to increase the revolver by $25.0 million. Fees and interest on borrowings vary based on the Company’s total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over LIBOR or a spread over the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by the Company. All outstanding principal is due upon expiration of the credit agreement on May 31, 2011. The credit agreement includes financial covenants that require the Company to maintain certain interest coverage ratio, total debt to EBITDA ratio and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders. The amount outstanding under this credit facility at June 30, 2006 was $6.5 million and bears interest at 5.7%. The Company had no borrowings outstanding under the bank credit agreement at December 31, 2005. At both June 30, 2006 and December 31, 2005, the Company was in compliance with its debt covenants.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Guarantees
Guarantees in the form of letters of credit totaling $6.2 million and $6.5 million were outstanding at June 30, 2006 and December 31, 2005, respectively, to support certain office lease obligations.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Financial Consulting:
Revenues	$31,432	$29,890	$66,629	$54,443
Operating income	$12,648	$12,457	$26,094	$22,444
Segment operating income as a percent of segment revenues	40.2%	41.7%	39.2%	41.2%
Operational Consulting:
Revenues	$36,337	$20,627	$63,327	$42,834
Operating income	$12,801	$7,237	$22,730	$15,988
Segment operating income as a percent of segment revenues	35.2%	35.1%	35.9%	37.3%
Total Company:
Revenues	$67,769	$50,517	$129,956	$97,277
Reimbursable expenses	6,691	4,691	12,130	9,061
Total revenues and reimbursable expenses	$74,460	$55,208	$142,086	$106,338

Statement of operations reconciliation:
Segment operating income	$25,449	$19,694	$48,824	$38,432
Charges not allocated at the segment level:
Other selling, general and administrative expenses	12,573	10,435	24,767	20,097
Depreciation and amortization	1,569	1,109	3,077	1,956
Other expense (income)	193	(64)	(39)	(230)
Income before provision for income taxes	$11,114	$8,214	$21,019	$16,609

No single client generated greater than 10.0% of the Company’s consolidated revenues during the three and six months ended June 30, 2006. At June 30, 2006, no single client’s total receivables and unbilled services balance represented greater than 10.0% of the Company’s total receivables and unbilled services balance.

During the three and six months ended June 30, 2005, revenues from one client represented greater than 10.0% of the Company's consolidated revenues as presented in the table below. This client’s total receivables and unbilled services balance at June 30, 2005 represented 12.2% of the Company’s total receivables and unbilled services balance.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Financial Consulting	$4,821	$10,343
Operational Consulting	938	1,879
Total	$5,759	$12,222
Percentage of Consolidated Revenues	11.4%	12.6%

11.	Subsequent Events

On July 31, 2006, the Company acquired Aaxis Technologies and Document Review Consulting Services LLC to enhance the Company’s service offerings to the office of the general counsel and law firms. Under the terms of the purchase agreements, the Company has acquired the two companies, including approximately $6 million of accounts receivable, for an aggregate purchase price of approximately $24 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its indirect operating subsidiaries, Huron Consulting Services LLC and Speltz & Weis LLC.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” or “continues.” These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including without limitation, that our business continues to grow at the current expectations; that we are able to expand our service offerings through our existing consultants and new hires; that we successfully integrate the businesses we acquire; and that existing market conditions do not change from current expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Please see “Risk Factors” in our 2005 annual report on Form 10-K for a complete description of the material risks we face.

OVERVIEW

Our History
Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants that consisted primarily of former Arthur Andersen LLP partners and professionals, with equity sponsorship from a group of investors led by Lake Capital Management LLC. For purposes of holding their investment in us, these investors formed HCG Holdings LLC, a Delaware limited liability company. On October 18, 2004, we completed our initial public offering (“IPO”) and became a publicly traded company. During the first quarter of 2006, HCG Holdings LLC sold 7,245,000 shares of our common stock in a secondary offering.

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

On April 3, 2006, the Company acquired substantially all of the assets of MSGalt & Company, LLC (“Galt”), a specialized advisory firm consisting of 25 consultants that designs and implements corporate-wide programs to improve shareholder returns. The results of operations of Galt have been included within the Operational Consulting segment since the date of acquisition.

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

Most of our revenues are generated from time and expense engagements. In time and expense engagements, fees are based on the hours incurred at agreed upon billing rates. Time and expense engagements represented approximately 78.6% and 82.8% of our revenues in the three and six months ended June 30, 2006, respectively.

In fixed fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three and six months ended June 30, 2006, fixed fee engagements represented approximately 17.1% and 13.9% of our revenues, respectively.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time and expense or fixed fee engagements. While performance-based fee revenues represented only approximately 4.3% and 3.3% of our revenues for the three and six months ended June 30, 2006, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our financial consulting and operational consulting clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve this, we continue to hire highly qualified consultants. Since we commenced operations, we more than tripled the number of our consultants from 213 on May 31, 2002 to 670 as of June 30, 2006. To expand our business, we will remain focused on growing our existing relationships and developing new relationships, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and enter into select acquisitions of complementary businesses. Additionally, we intend to enhance our visibility in the marketplace by continuing to build our brand.

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

Carrying Value of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of June 30, 2006 was $35.5 million, which resulted from our acquisitions of S&W and Galt. Pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment on April 30 of each year or whenever indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. We tested goodwill as of April 30, 2006 and determined that no impairment of goodwill existed as of that date.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets balances, net of accumulated amortization, totaled $3.1 million at June 30, 2006 and consist of customer relationships, customer contracts and non-competition agreements relating to our acquisitions, as well as purchased technology. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

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

Segment and Consolidated Operating Results	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands):	2006	2005	2006	2005
Revenues and reimbursable expenses:
Financial Consulting	$31,432	$29,890	$66,629	$54,443
Operational Consulting	36,337	20,627	63,327	42,834
Total revenues	67,769	50,517	129,956	97,277
Total reimbursable expenses	6,691	4,691	12,130	9,061
Total revenues and reimbursable expenses	$74,460	$55,208	$142,086	$106,338

Operating income:
Financial Consulting	$12,648	$12,457	$26,094	$22,444
Operational Consulting	12,801	7,237	22,730	15,988
Total segment operating income	25,449	19,694	48,824	38,432

Unallocated corporate costs	12,573	10,435	24,767	20,097
Depreciation and amortization expense	1,569	1,109	3,077	1,956
Total operating expenses	14,142	11,544	27,844	22,053

Operating income	$11,307	$8,150	$20,980	$16,379

Other Operating Data:
Number of consultants (at period end) (1):
Financial Consulting	300	284
Operational Consulting	370	273
Total	670	557
Average number of consultants (for the period):
Financial Consulting	300	270	304	270
Operational Consulting	355	256	344	243
Total	655	526	648	513
Utilization rate (2):
Financial Consulting	74.1%	80.4%	79.0%	77.5%
Operational Consulting	78.7%	71.6%	75.5%	75.0%
Total	76.7%	76.1%	77.1%	76.3%
Average billing rate per hour (3):
Financial Consulting	$294	$282	$285	$278
Operational Consulting	$247	$223	$240	$226
Total	$267	$254	$261	$252

(1)	Consultants consist of our billable professionals, excluding interns and independent contractors.
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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues
Revenues increased $17.3 million, or 34.2%, to $67.8 million for the three months ended June 30, 2006 from $50.5 million for the three months ended June 30, 2005. Revenues for the three months ended June 30, 2006 included revenues generated by Galt since April 3, 2006. Revenues from time and expense engagements increased $10.1 million, or 23.4%, to $53.2 million for the second quarter of 2006 from $43.1 million for the second quarter of 2005. Revenues from fixed fee engagements increased $5.2 million, or 81.3%, to $11.6 million for the three months ended June 30, 2006 from $6.4 million for the three months ended June 30, 2005. Revenues from performance-based engagements increased $2.0 million, or 200.0%, to $3.0 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005.

Of the overall $17.3 million increase in revenues, $13.8 million was attributable to an increase in the number of consultants, $3.1 million was attributable to an increase in the average billing rate per hour, and $0.4 million was attributable to an increase in the utilization rate of our consultants. The increases were reflective of growing demand for our services from new and existing clients. The average number of consultants increased to 655 for the three months ended June 30, 2006 from 526 for the three months ended June 30, 2005, as we added a significant number of consultants in our Operational Consulting segment. The increase in consultants was also reflective of our acquisitions. Our average billing rate per hour increased 5.1% to $267 for the three months ended June 30, 2006 from $254 for the three months ended June 30, 2005. Average billing rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked on client assignments during the same period. Our utilization rate increased slightly to 76.7% for the three months ended June 30, 2006 from 76.1% for the three months ended June 30, 2005. The utilization rate for any given period is calculated by dividing the number of hours all our consultants worked on client assignments during the period by the total available working hours for all of our consultants during the same period, assuming a 40-hour work week, less paid holidays and vacation days.

Total Direct Costs
Our direct costs increased $8.6 million, or 30.2%, to $37.4 million in the three months ended June 30, 2006 from $28.8 million in the three months ended June 30, 2005. Approximately $8.1 million of the increase was attributable to the increase in the average number of consultants described above, the promotion of nine of our employees to the managing director level effective January 1, 2006, and their related compensation and benefit costs. Additionally, share-based compensation expense associated with our billable professionals increased $0.4 million, or 33.3%, to $1.6 million in the second quarter of 2006 from $1.2 million in the second quarter of 2005. We expect to continue to hire additional managing directors during 2006, as well as hire additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors. As such, we expect direct costs will continue to increase in the near term.

Total direct costs for the three months ended June 30, 2006 and 2005 included $1.6 million and $0.4 million, respectively, of intangible assets amortization expense. The increase in 2006 was attributable to the acquisition of Galt in the second quarter of 2006, in which customer contracts with a value of $1.7 million were acquired and are being amortized over 3.2 months.

Operating Expenses
Selling, general and administrative expenses increased $3.6 million, or 29.8%, to $15.7 million in the three months ended June 30, 2006 from $12.1 million in the three months ended June 30, 2005. This increase was due to $1.0 million of higher facilities costs attributable to two new leases that we entered into during the second half of 2005, $0.9 million increase in training and recruiting costs, and $0.8 million increase in marketing expenses. The remaining increase in selling, general and administrative costs in the three months ended June 30, 2006 compared to the same period last year was due to increases in salaries and share-based compensation associated with our non-billable professionals.

Depreciation expense increased $0.4 million, or 40.0%, to $1.4 million in the three months ended June 30, 2006 from $1.0 million in the three months ended June 30, 2005 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense for the three months ended June 30, 2006 and 2005 was $0.2 million and $0.1 million, respectively.

Operating Income
Operating income increased $3.1 million, or 38.7%, to $11.3 million for the three months ended June 30, 2006 from $8.2 million for the three months ended June 30, 2005. The increase in operating income was primarily due to the increase in revenues, partially offset by the increases in direct costs, selling, general and administrative expense and intangible assets amortization as discussed above. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased slightly to 16.7% in the three months ended June 30, 2006 from 16.1% in the three months ended June 30, 2005.

Net Income
Net income increased $1.6 million, or 34.9%, to $6.3 million for the three months ended June 30, 2006 from $4.7 million for the three months ended June 30, 2005. Diluted earnings per share increased to $0.36 for the three months ended June 30, 2006 from $0.28 for the comparable period last year.

Segment Results

Financial Consulting

Revenues
Financial Consulting segment revenues increased $1.5 million, or 5.2%, to $31.4 million for the three months ended June 30, 2006 from $29.9 million for the three months ended June 30, 2005. Revenues from time and expense engagements increased $1.9 million, or 6.7%, to $30.4 million for the three months ended June 30, 2006 from $28.5 million for the three months ended June 30, 2005. Revenues from fixed fee engagements decreased $0.8 million, or 57.1%, to $0.6 million for the three months ended June 30, 2006 from $1.4 million for the three months ended June 30, 2005. Revenues from performance-based engagements totaled $0.4 million for the second quarter of 2006. There were no revenues from performance-based engagements for the second quarter of 2005.

Of the overall $1.5 million increase in revenues, $2.5 million was attributable to an increase in the number of consultants, $1.3 million was attributable to an increase in the average billing rate per hour, partially offset by a decrease of $2.3 million in revenues attributable to a decrease in the utilization rate of our consultants. The average number of consultants increased to 300 for the three months ended June 30, 2006 from 270 for the three months ended June 30, 2005. The average billing rate per hour increased to $294 for the three months ended June 30, 2006 from $282 for the three months ended June 30, 2005. The utilization rate for the Financial Consulting segment decreased to 74.1% for the three months ended June 30, 2006 from 80.4% for the comparable quarter last year.

Operating Income
Financial Consulting segment operating income increased slightly to $12.6 million in the three months ended June 30, 2006 from $12.5 million in the three months ended June 30, 2005. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 40.2% for the second quarter of 2006 from 41.7% in the same period last year, primarily due to the increase in consultants and their related compensation costs, as well as lower utilization as described above.

Operational Consulting

Revenues
Operational Consulting segment revenues increased $15.7 million, or 76.2%, to $36.3 million for the three months ended June 30, 2006 from $20.6 million for the three months ended June 30, 2005. Revenues for the three months ended June 30, 2006 included revenues generated by Galt since April 3, 2006. Revenues from time and expense engagements increased $8.1 million, or 55.5%, to $22.7 million for the three months ended June 30, 2006 from $14.6 million for the comparable period last year. Revenues from fixed fee engagements increased $6.0 million, or 120.0%, to $11.0 million for the three months ended June 30, 2006 from $5.0 million for the three months ended June 30, 2005. Revenues from performance-based engagements increased $1.6 million, or 160.0%, to $2.6 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005.

Of the overall $15.7 million increase in revenues, $11.2 million was attributable to an increase in the number of consultants and growth in client engagements, $2.7 million was attributable to an increase in the utilization rate of our consultants, and $1.8 million was attributable to an increase in the average billing rate per hour. The average number of consultants increased to 355 for the three months ended June 30, 2006 from 256 for the three months ended June 30, 2005, as we added a significant number of consultants over the past year. The increase in consultants also reflects the acquisition of Galt. The utilization rate for the Operational Consulting segment increased to 78.7% for the three months ended June 30, 2006 from 71.6% for the three months ended June 30, 2005. The average billing rate per hour increased 10.8% to $247 for the second quarter of 2006 from $223 for the comparable period last year.

Operating Income
Operational Consulting segment operating income increased $5.6 million, or 76.9%, to $12.8 million for the three months ended June 30, 2006 from $7.2 million for the three months ended June 30, 2005. Segment operating margin remained steady at 35.2% for the second quarter of 2006 compared to 35.1% in the same period last year.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues
Revenues increased $32.7 million, or 33.6%, to $130.0 million for the six months ended June 30, 2006 from $97.3 million for the six months ended June 30, 2005. Revenues for the six months ended June 30, 2006 included revenues generated by Galt since April 3, 2006. Revenues from time and expense engagements increased $26.2 million, or 32.2%, to $107.5 million for the first half of 2006 from $81.3 million for the first half of 2005. Revenues from fixed fee engagements increased $4.1 million, or 29.3%, to $18.1 million for the six months ended June 30, 2006 from $14.0 million for the six months ended June 30, 2005. Revenues from performance-based engagements increased $2.4 million, or 120.0%, to $4.4 million for the six months ended June 30, 2006 from $2.0 million for the six months ended June 30, 2005.

Of the overall $32.7 million increase in revenues, $27.54 million was attributable to an increase in the number of consultants, $4.2 million was attributable to an increase in the average billing rate per hour, and $1.0 million was attributable to an increase in the utilization rate of our consultants. These increases were reflective of growing demand for our services from new and existing clients. The average number of consultants increased to 648 for the six months ended June 30, 2006 from 513 for the six months ended June 30, 2005, as we added a significant number of consultants in our Operational Consulting segment. The increase in consultants was also reflective of our acquisitions. Our average billing rate per hour increased to $261 for the six months ended June 30, 2006 from $252 for the six months ended June 30, 2005. Additionally, our utilization rate increased to 77.1% for the six months ended June 30, 2006 from 76.3% for the six months ended June 30, 2005.

Total Direct Costs
Our direct costs increased $18.7 million, or 34.2%, to $73.4 million in the six months ended June 30, 2006 from $54.7 million in the six months ended June 30, 2005. Approximately $16.8 million of the increase was attributable to the increase in the average number of consultants described above, the promotion of nine of our employees to the managing director level effective January 1, 2006, and their related compensation and benefit costs. Additionally, share-based compensation expense associated with our billable professionals increased $1.1 million, or 50.0%, to $3.3 million in the first half of 2006 from $2.2 million in the first half of 2005.

Total direct costs for the six months ended June 30, 2006 and 2005 included $1.7 million and $0.4 million, respectively, of intangible assets amortization expense. The increase in 2006 was attributable to the acquisition of Galt in the second quarter of 2006, in which customer contracts with a value of $1.7 million were acquired and are being amortized over 3.2 months.

Operating Expenses
Selling, general and administrative expenses increased $6.8 million, or 28.2%, to $30.6 million in the six months ended June 30, 2006 from $23.8 million in the six months ended June 30, 2005. Approximately $2.0 million of this increase was due to higher facilities costs attributable to two new leases that we entered into during the second half of 2005. In connection with a secondary offering that was completed in February 2006, we incurred costs totaling $0.6 million after tax, or $0.03 per diluted share, during the first quarter of 2006. These costs were expensed in the period incurred because we did not issue securities in the offering. The remaining increase in selling, general and administrative costs in the six months ended June 30, 2006 compared to the same period last year was due to increases in marketing expenses, training and recruiting costs, as well as salaries and share-based compensation associated with our non-billable professionals.

Depreciation expense increased $0.8 million, or 42.1%, to $2.7 million in the six months ended June 30, 2006 from $1.9 million in the six months ended June 30, 2005 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense for the six months ended June 30, 2006 and 2005 was $0.3 million and $0.1 million, respectively.

Operating Income
Operating income increased $4.6 million, or 28.1%, to $21.0 million for the six months ended June 30, 2006 from $16.4 million for the six months ended June 30, 2005. The increase in operating income was primarily due to the increase in revenues, partially offset by the increases in direct costs, selling, general and administrative expense and intangible assets amortization as discussed above. Operating margin decreased slightly to 16.1% in the six months ended June 30, 2006 from 16.8% in the comparable period last year.

Net Income
Net income increased $2.4 million, or 25.2%, to $11.9 million for the six months ended June 30, 2006 from $9.5 million for the six months ended June 30, 2005. Diluted earnings per share increased to $0.69 for the six months ended June 30, 2006 from $0.57 for the comparable period last year.

Segment Results

Financial Consulting

Revenues
Financial Consulting segment revenues increased $12.2 million, or 22.4%, to $66.6 million for the six months ended June 30, 2006 from $54.4 million for the six months ended June 30, 2005. Revenues from time and expense engagements increased $13.0 million, or 25.1%, to $64.7 million for the six months ended June 30, 2006 from $51.7 million for the six months ended June 30, 2005. Revenues from fixed fee engagements decreased $1.2 million, or 44.4%, to $1.5 million for the six months ended June 30, 2006 from $2.7 million for the six months ended June 30, 2005. Revenues from performance-based engagements for the first half of 2006 totaled $0.4 million and were immaterial for the first half of 2005.

Of the overall $12.2 million increase in revenues, $9.7 million was attributable to an increase in the number of consultants, $1.5 million was attributable to an increase in the average billing rate per hour, and $1.0 million was attributable to an increase in the utilization rate of our consultants. The average number of consultants increased to 304 for the six months ended June 30, 2006 from 270 for the six months ended June 30, 2005. The utilization rate for the Financial Consulting segment increased to 79.0% for the six months ended June 30, 2006 from 77.5% for the comparable period last year. The average billing rate per hour increased to $285 for the six months ended June 30, 2006 from $278 for the six months ended June 30, 2005.

Operating Income
Financial Consulting segment operating income increased $3.7 million, or 16.3%, to $26.1 million in the six months ended June 30, 2006 from $22.4 million in the six months ended June 30, 2005. Segment operating margin decreased to 39.2% for the first half of 2006 from 41.2% in the same period last year, primarily due to the increase in consultants, particularly at the managing director level, and their related compensation costs.

Operational Consulting

Revenues
Operational Consulting segment revenues increased $20.5 million, or 47.8%, to $63.3 million for the six months ended June 30, 2006 from $42.8 million for the six months ended June 30, 2005. Revenues for the six months ended June 30, 2006 included revenues generated by Galt since April 3, 2006. Revenues from time and expense engagements increased $13.2 million, or 44.7%, to $42.7 million for the six months ended June 30, 2006 from $29.5 million for the comparable period last year. Revenues from fixed fee engagements increased $5.3 million, or 46.9%, to $16.6 million for the six months ended June 30, 2006 from $11.3 million for the six months ended June 30, 2005. Revenues from performance-based engagements increased $2.0 million, or 100.0%, to $4.0 million for the six months ended June 30, 2006 from $2.0 million for the six months ended June 30, 2005.

Of the overall $20.5 million increase in revenues, $17.8 million was attributable to an increase in the number of consultants and growth in client engagements and $2.7 million was attributable to an increase in the average billing rate per hour. The average number of consultants increased to 344 for the six months ended June 30, 2006 from 243 for the six months ended June 30, 2005, as we added a significant number of consultants over the past year. The increase in consultants also reflects the acquisition of Galt. The average billing rate per hour increased 6.2% to $240 for the first half of 2006 from $226 for the comparable period last year. The utilization rate for the Operational Consulting segment increased slightly to 75.5% for the six months ended June 30, 2006 from 75.0% for the six months ended June 30, 2005.

Operating Income
Operational Consulting segment operating income increased $6.7 million, or 42.2%, to $22.7 million for the six months ended June 30, 2006 from $16.0 million for the six months ended June 30, 2005. Segment operating margin decreased to 35.9% for the second quarter of 2006 from 37.3% in the same period last year, primarily due to the amortization of customer contracts related to the Galt acquisition as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, existing cash and cash equivalents and debt capacity available under our credit facility. Cash and cash equivalents, consisting of demand deposits and short-term commercial paper, decreased $28.4 million from $31.8 million at December 31, 2005 to $3.4 million at June 30, 2006 primarily due to the acquisition of Galt and purchases of property and equipment.

Cash used in operating activities totaled $2.5 million for the six months ended June 30, 2006, compared to cash provided by operating activities of $3.6 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. Cash used for operations during the six months ended June 30, 2006 primarily consisted of cash payments for bonuses, payroll and related benefits that were accrued for at December 31, 2005. Receivables from clients and unbilled services increased $14.6 million during the six months ended June 30, 2006, primarily due to increased revenues generated and billed.

Cash used in investing activities was $33.8 million for the six months ended June 30, 2006 and $16.7 million for the same period last year. The use of cash in the first half of 2006 primarily related to the acquisition of Galt and leasehold improvements at our offices in New York City and Boston. The use of cash in the first half of 2005 primarily related to the acquisition of S&W.

We have a bank credit agreement that originally expired on February 10, 2006. On January 17, 2006, we extended the credit agreement for ninety days to May 10, 2006. On March 28, 2006, we further extended the credit agreement for another sixty days to July 10, 2006, and also amended certain terms of the original agreement.

On June 7, 2006, we entered into a new credit agreement with various financial institutions. Under the terms of this new unsecured revolving credit facility, we may borrow up to $75.0 million. Additionally, we may elect to increase the revolver by $25.0 million. Fees and interest on borrowings vary based on total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over LIBOR or a spread over the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by us. All outstanding principal is due upon expiration of the credit agreement on May 31, 2011. The credit agreement includes financial covenants that require the maintenance of certain interest coverage ratio, total debt to EBITDA ratio and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders.

During the six months ended June 30, 2006, the average daily outstanding balance under our credit facility was $4.0 million. The amount outstanding at June 30, 2006 was $6.5 million and bears interest at 5.7%. We had no borrowings outstanding under the bank credit agreement at December 31, 2005. At both June 30, 2006 and December 31, 2005, we were in compliance with the debt covenants under the credit facilities.

On July 31, 2006, we acquired Aaxis Technologies and Document Review Consulting Services LLC for an aggregate purchase price of approximately $24 million (see “Subsequent Events” below). To fund these acquisitions, we borrowed $22 million under our credit facility.

Future Needs
Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional consultants and expanding our service offerings through existing consultants, new hires or acquisitions. We intend to fund such growth with funds generated from operations and borrowings under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe cash generated from operations, supplemented as necessary by borrowings under our credit facility, will be adequate to fund this growth. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and overall condition of the credit markets.

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

As of June 30, 2006, we had bank borrowings outstanding under our credit agreement totaling $6.5 million, which is due upon expiration of the credit agreement on May 31, 2011.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

SUBSEQUENT EVENTS

On July 31, 2006, we acquired Aaxis Technologies and Document Review Consulting Services LLC to enhance our service offerings to the office of the general counsel and law firms. Under the terms of the purchase agreements, we acquired the two companies, including approximately $6 million of accounts receivable, for an aggregate purchase price of approximately $24 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates and changes in the market value of our investments. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR, Federal Funds rate or prime rate. At June 30, 2006, we had borrowings outstanding totaling $6.5 million that bear interest at 5.7%. A one percent change in this interest rate would not have a material effect on our financial position or operating results.

At June 30, 2006, we had notes payable totaling $2.0 million that are payable in $1.0 million installments in May 2007 and 2008. We are not exposed to interest rate risks in respect to these notes as they bear a fixed interest rate at 4% per annum.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2006, the Company redeemed such shares as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 2006	4,342	$34.43	N/A	N/A

N/A - Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Huron Consulting Group Inc. was held on May 2, 2006, and a total of 16,649,887 shares were present in person or by proxy at the meeting. The shareholders of Huron Consulting Group Inc. voted on the following proposals:

Proposal No. 1 - Election of directors

Name	Shares For	Shares Withheld
Dubose Ausley	15,349,806	1,300,081
John S. Moody	15,867,761	782,126

Proposal No. 2 - To approve an amendment to the Company’s 2004 Omnibus Stock Plan.

Shares For	Shares Against	Shares Abstain	Non-vote
9,035,342	6,405,380	66,572	1,142,593

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.37	Senior Management Agreement, effective as of May 15, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Susan Gallagher.

10.38	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Susan Gallagher.

10.39	Senior Management Agreement, effective as of April 1, 2006, between Huron Consulting Group Inc. and Stanley N. Logan.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	August 8, 2006	/s/ Gary L. Burge
Gary L. Burge
Vice President,
Chief Financial Officer and Treasurer