Form 10-Q
period 2006-09-30
Huron Consulting Group Inc.
filed 2006-11-02
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, approximately 18,028,100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$943	$31,820
Receivables from clients, net	51,858	29,164
Unbilled services, net	24,726	18,187
Income tax receivable	2,510	232
Deferred income taxes	15,903	12,553
Other current assets	5,619	5,799
Total current assets	101,559	97,755
Property and equipment, net	27,357	13,162
Deferred income taxes	4,777	2,154
Deposits and other assets	1,468	1,147
Intangible assets, net	5,269	844
Goodwill	50,146	14,637
Total assets	$190,576	$129,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,778	$2,671
Accrued expenses	8,572	4,357
Accrued payroll and related benefits	33,356	32,073
Income tax payable	—	491
Deferred revenues	3,538	4,609
Borrowings	22,000	—
Current portion of notes payable and capital lease obligations	1,143	1,282
Total current liabilities	73,387	45,483
Non-current liabilities:
Deferred compensation and other liabilities	414	274
Notes payable and capital lease obligations, net of current portion	1,134	2,127
Deferred lease incentives	10,623	6,283
Total non-current liabilities	12,171	8,684
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 18,408,981 and 17,397,312 shares issued at September 30, 2006 and December 31, 2005, respectively	178	174
Treasury stock, at cost, 346,037 and 148,933 shares at September 30, 2006 and December 31, 2005, respectively	(7,322)	(3,061)
Additional paid-in capital	73,990	58,908
Retained earnings	38,172	19,511
Total stockholders’ equity	105,018	75,532
Total liabilities and stockholders equity	$190,576	$129,699

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues and reimbursable expenses:
Revenues	$75,194	$54,309	$205,150	$151,586
Reimbursable expenses	7,921	4,840	20,051	13,901
Total revenues and reimbursable expenses	83,115	59,149	225,201	165,487
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	42,973	30,596	116,399	85,294
Intangible assets amortization	467	682	2,183	1,067
Reimbursable expenses	7,907	4,974	20,240	14,065
Total direct costs and reimbursable expenses	51,347	36,252	138,822	100,426
Operating expenses:
Selling, general and administrative	16,724	13,774	47,278	37,603
Depreciation and amortization	2,921	1,905	5,998	3,861
Total operating expenses	19,645	15,679	53,276	41,464
Operating income	12,123	7,218	33,103	23,597
Other income (expense):
Interest income (expense), net	(404)	84	(365)	313
Other expense	—	(37)	—	(36)
Total other income (expense)	(404)	47	(365)	277
Income before provision for income taxes	11,719	7,265	32,738	23,874
Provision for income taxes	4,934	3,499	14,077	10,624
Net income	$6,785	$3,766	$18,661	$13,250

Earnings per share:
Basic	$0.41	$0.24	$1.15	$0.85
Diluted	$0.39	$0.22	$1.08	$0.79

Weighted average shares used in calculating earnings per share:
Basic	16,424	15,777	16,272	15,657
Diluted	17,415	16,950	17,220	16,801

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	17,397,312	$174	$(3,061)	$58,908	$19,511	$75,532
Net income	—	—	—	—	18,661	18,661
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	5,000	—	(2,864)	2,864	—	—
Exercise of stock options	384,369	4	—	320	—	324
Share-based compensation	—	—	—	7,223	—	7,223
Shares redeemed for employee tax withholdings	—	—	(1,397)	—	—	(1,397)
Income tax benefit on share-based compensation	—	—	—	4,675	—	4,675
Balance at September 30, 2006	17,786,681	$178	$(7,322)	$73,990	$38,172	$105,018

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$18,661	$13,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,181	4,928
Deferred income taxes	(6,420)	(3,516)
Share-based compensation	7,223	4,993
Tax benefit from share-based compensation	—	1,969
Allowances for doubtful accounts and unbilled services	750	513
Other	134	39
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(17,058)	(4,828)
Increase in unbilled services	(6,624)	(11,096)
Increase in income tax receivable	(2,769)	(188)
Decrease (increase) in other current assets and other	441	(509)
Increase in accounts payable and accrued expenses	7,079	1,150
Increase in accrued payroll and related benefits	1,282	4,113
Decrease in income tax payable	—	(615)
(Decrease) increase in deferred revenues	(1,071)	1,854
Net cash provided by operating activities	9,809	12,057
Cash flows from investing activities:
Purchases of property and equipment	(14,956)	(5,986)
Purchases of businesses, net of cash acquired	(50,187)	(12,450)
Net cash used in investing activities	(65,143)	(18,436)
Cash flows from financing activities:
Proceeds from exercise of stock options	324	137
Tax benefit from share-based compensation	4,676	—
Shares redeemed for employee tax withholdings	(1,397)	—
Proceeds from borrowings under line of credit	89,500	—
Repayments on line of credit	(67,500)	—
Principal payments of notes payable and capital lease obligations	(1,146)	—
Refund of initial public offering costs	—	25
Net cash provided by financing activities	24,457	162

Net decrease in cash and cash equivalents	(30,877)	(6,217)
Cash and cash equivalents at beginning of the period	31,820	28,092
Cash and cash equivalents at end of the period	$943	$21,875

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$18,591	$12,974
Interest	$398	$69
Non-cash investing and financing activities:
Liabilities assumed in connection with businesses acquired	$2,953	$2,307
Issuance of notes payable for purchase of business	$—	$3,000

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1.	Description of Business

Huron Consulting Group Inc. was formed on March 19, 2002. Huron Consulting Group Inc., together with its indirect wholly-owned operating subsidiaries, (collectively, the “Company”), is an independent provider of financial and operational consulting services, whose clients include Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations and the law firms that represent these various organizations.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K and the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 provides a comprehensive model for the recognition, measurement, and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for the Company beginning on January 1, 2007. The adoption of this interpretation is not expected to have a material impact on the Company’s financial position, results of operations, earnings per share, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality (“dual approach”). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The provisions of SAB No. 108 is not expected to have a material impact on the Company’s financial position, results of operations, earnings per share, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS No. 157 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement may have on its financial position and results of operations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Tabular amounts in thousands, except per share amounts)

4.	Share-based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). This statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date and recognized in the financial statements over the requisite service period.

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

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price. The following table details the effect on net income and earnings per share for the three and nine months ended September 30, 2005 had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	$3,766	$13,250
Add: Total share-based compensation expense included in reported net income, net of related tax effects	1,091	2,948
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,136)	(3,082)
Pro forma net income	$3,721	$13,116
Earnings per share:
Basic - as reported	$0.24	$0.85
Basic - pro forma	$0.24	$0.84
Diluted - as reported	$0.22	$0.79
Diluted - pro forma	$0.22	$0.78

Equity Incentive Plans
In connection with its initial public offering, the Company adopted the 2004 Omnibus Stock Plan (the “Omnibus Plan”), which replaced the Company’s then existing equity plans for grants of share-based awards. The Omnibus Plan permits the grant of stock options, restricted stock, and other share-based awards valued in whole or in part by reference to, or otherwise based on, the Company’s common stock. Under the Omnibus Plan, as originally adopted,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Tabular amounts in thousands, except per share amounts)

a total of 2,141,000 shares of common stock were reserved for issuance to eligible employees, executive officers, independent contractors and outside directors. The Plan was amended effective as of May 2, 2006 to increase the number of shares of common stock available for issuance by 2,100,000. As of September 30, 2006, approximately 2,273,000 shares remain available for future issuance.

The Compensation Committee of the board of directors has the responsibility of interpreting the Omnibus Plan and determining all of the terms and conditions of awards made under the Omnibus Plan, including when the awards will become exercisable or otherwise vest. Subject to acceleration under certain conditions, the majority of the Company’s stock options and restricted stock vest annually, pro-rata over 4 years. All stock options have a ten-year contractual term.

The weighted average fair values of options granted during the nine months ended September 30, 2006 and 2005 were $18.39 and $22.84, respectively, which were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for both periods:

Expected dividend yield	0%
Expected volatility	40%
Risk-free interest rate	4.6%
Expected option life (in years)	4

Stock option activity for the nine months ended September 30, 2006 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,305	$2.15
Granted:
Exercise price = fair market value	8	$30.29
Exercised	(384)	$0.84
Forfeited or expired	(82)	$3.31
Outstanding at September 30, 2006	847	$2.91	7.0	$30.7
Exercisable at September 30, 2006	463	$2.17	6.7	$17.2

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $11.7 million and $5.7 million, respectively.

Restricted stock activity for the nine months ended September 30, 2006 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (in dollars)
Restricted stock at January 1, 2006	1,279	$19.24
Granted	632	$28.68
Vested	(174)	$22.00
Forfeited	(154)	$19.01
Restricted stock at September 30, 2006	1,583	$22.34

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Tabular amounts in thousands, except per share amounts)

The aggregate fair value of restricted stock that vested during the nine months ended September 30, 2006 was $5.1 million. There was no restricted stock vesting during the nine months ended September 30, 2005. On July 1, 2006, the Company issued a total of 504,500 shares of restricted stock to certain employees. Although these restricted shares were not issued to the grantees until July 1, 2006, a grant date was established for measurement purposes under SFAS No. 123R on February 28, 2006, the date that the Company’s Compensation Committee approved the award. As such, the Company began to recognize the expense relating to this award effective February 28, 2006.

Total share-based compensation cost recognized for the three months ended September 30, 2006 and 2005 was $2.5 million and $1.9 million, respectively, with related income tax benefits of $1.0 million and $0.8 million, respectively. Total share-based compensation cost recognized for the nine months ended September 30, 2006 and 2005 was $7.2 million and $5.0 million, respectively, with related income tax benefits of $3.0 million and $2.0 million, respectively. As of September 30, 2006, there was $30.8 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted-average period of 3.0 years.

5.	Business Combinations

Acquisitions of Document Review Consulting Services LLC and Aaxis Technologies Inc.
On July 31, 2006, the Company acquired Document Review Consulting Services LLC (“DRCS”) and Aaxis Technologies Inc. (“Aaxis”). With the acquisitions of DRCS and Aaxis, the Company can enhance its service offerings to the office of the general counsel and law firms by helping them manage information in a comprehensive manner during litigation, investigations, mergers and acquisitions, and other major transactions. The acquisitions were consummated in two separate transactions on July 31, 2006 and the results of operations of DRCS and Aaxis have been included within the Operational Consulting segment since that date.

The aggregate purchase price of the DRCS acquisition was approximately $16.7 million, which consisted of $2.0 million cash paid at closing, $0.3 million of transaction costs, and $14.4 million of debt and liabilities assumed, the majority of which we immediately discharged. Additional purchase consideration may be payable if specific performance targets are met over a three-year period. Such amounts will be recorded as an adjustment to goodwill if payable.

The aggregate purchase price of the Aaxis acquisition was approximately $7.9 million, which consisted of $5.1 million cash paid at closing, $0.2 million of transaction costs, $1.9 million of debt and liabilities assumed, all of which we immediately discharged, and a $0.7 million working capital adjustment accrued for at September 30, 2006. Additional purchase consideration may be payable if specific performance targets are met over a three-year period. Such amounts will be recorded as an adjustment to goodwill if payable.

The Company financed the DRCS and Aaxis acquisitions with cash on hand and borrowings totaling $22.0 million under the Company’s bank credit agreement.

Acquisition of MSGalt & Company, LLC
On April 3, 2006, the Company acquired substantially all of the assets of MSGalt & Company, LLC (“Galt”), a specialized advisory firm consisting of 25 consultants that designs and implements corporate-wide programs to improve shareholder returns. The aggregate purchase price of the acquisition was $25.2 million, which consisted of $20.4 million cash paid at closing, $0.2 million of transaction costs, and $4.6 million of additional purchase price earned by Galt during the second quarter as certain performance targets were met. The Company financed this acquisition with cash on hand and borrowings of $6.5 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as an adjustment to goodwill if payable. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by Galt employees over a four-year period. Such amounts will be recorded as an expense if payable. The acquisition was consummated on April 3, 2006

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Tabular amounts in thousands, except per share amounts)

and the results of operations of Galt have been included within the Operational Consulting segment since that date.

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

Acquisition of Speltz & Weis LLC
On May 9, 2005, Huron Consulting Group Inc. acquired Speltz & Weis LLC (“S&W”), a specialized consulting firm that consisted of 26 consultants. The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million cash paid at closing, notes payable totaling $3.0 million payable in three equal annual installments of $1.0 million (together with accrued interest at 4% per annum) that began on May 8, 2006, and $0.2 million of transaction costs. Additional purchase consideration may be payable based on the performance of S&W over a three-year period. Such amounts will be recorded as an adjustment to goodwill if payable. No additional purchase consideration has been earned by S&W as of September 30, 2006. Also, additional payments may be made based on the amount of revenues the Company receives from certain referrals made by S&W employees. Such amounts will be recorded as an expense if payable. The acquisition was consummated on May 9, 2005 and the results of operations of S&W have been included within the Financial Consulting segment since that date.

The identifiable intangible assets that were acquired consisted of customer contracts of $1.9 million (8.4 months weighted average useful life) and customer relationships of $0.7 million (15.1 months weighted average useful life). Additionally, the Company recorded $14.6 million of goodwill, which the Company intends to deduct for income tax purposes.

Purchase Price Allocations
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the Company’s significant business acquisitions.

	Galt	S&W
Assets Acquired:	April 3, 2006	May 9, 2005
Current assets	$—	$2,291
Equipment	11	16
Intangible assets	4,300	2,600
Goodwill	20,864	14,637
	25,175	19,544
Liabilities Assumed:
Current liabilities	—	2,307

Net Assets Acquired	$25,175	$17,237

Pro Forma Financial Data
The following unaudited pro forma financial data gives effect to the acquisitions of Galt and S&W as if they had been completed at the beginning of the period presented. The acquisitions of DRCS and Aaxis had an immaterial impact on the Company’s consolidated results of operations and thus, pro forma financial information is not presented. The unaudited pro forma financial data are not necessarily indicative of the operating results that would have been achieved if the acquisition had occurred on the dates indicated, nor are they necessarily indicative of future results.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Tabular amounts in thousands, except per share amounts)

	Historical Huron and Historical Galt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 Actual	2005 Pro forma	2006 Pro forma	2005 Pro forma
Revenues, net of reimbursable expenses	$75,194	$58,811	$209,219	$162,808
Operating income	$12,123	$8,936	$34,823	$25,588
Income before provision for income taxes	$11,719	$8,745	$34,245	$25,248
Net income	$6,785	$4,651	$19,562	$14,071
Earnings per share:
Basic	$0.41	$0.29	$1.20	$0.90
Diluted	$0.39	$0.27	$1.14	$0.84

	Historical Huron and Historical S&W
	Nine Months Ended September 30,
	2006 Actual	2005 Pro forma
Revenues, net of reimbursable expenses	$205,150	$159,867
Operating income	$33,103	$24,465
Income before provision for income taxes	$32,738	$24,705
Net income	$18,661	$13,621
Earnings per share:
Basic	$1.15	$0.87
Diluted	$1.08	$0.81

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2006 were as follows:

	Financial Consulting	Operational Consulting	Total
Balance as of January 1, 2006	$11,739	$2,898	$14,637
Goodwill acquired in connection with business combinations	854	34,655	35,509
Balance as of September 30, 2006	$12,593	$37,553	$50,146

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Tabular amounts in thousands, except per share amounts)

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets amortization expense was $1.5 million and $3.5 million for the three and nine months ended September 30, 2006, respectively. Intangible assets amortization expense was $1.4 million and $1.8 million for the three and nine months ended September 30, 2005, respectively, which included a charge of $0.6 million relating to the write-off of a customer contract. Estimated intangible assets amortization expense is $4.5 million for 2006, $1.7 million for 2007, $1.1 million for 2008, $0.8 million for 2009, $0.6 million for 2010, and $0.1 million for 2011. These amounts are based on intangible assets recorded as of September 30, 2006 and actual amortization expense could differ from these estimated amounts as a result of the finalization of the DRCS and Aaxis valuations, future acquisitions and other factors. Intangible assets are as follows:

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$3,960	$3,960	$1,900	$1,848
Customer relationships	4,366	1,526	700	359
Non-competition agreements	2,105	160	—	—
Technology and software	585	101	475	24
Total	$11,016	$5,747	$3,075	$2,231

7.	Property and Equipment

Property and equipment at September 30, 2006 and December 31, 2005 are detailed below:

	September 30,	December 31,
	2006	2005
Computers, related equipment and software	$14,545	$9,747
Furniture and fixtures	7,462	3,721
Leasehold improvements	17,387	6,122
Assets under capital lease	409	409
Assets under construction	—	1,229
Property and equipment	39,803	21,228
Accumulated depreciation and amortization	(12,446)	(8,066)
Property and equipment, net	$27,357	$13,162

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Tabular amounts in thousands, except per share amounts)

8.	Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$6,785	$3,766	$18,661	$13,250

Weighted average common shares outstanding - basic	16,424	15,777	16,272	15,657
Weighted average common stock equivalents	991	1,173	948	1,144
Weighted average common shares outstanding - diluted	17,415	16,950	17,220	16,801

Basic earnings per share	$0.41	$0.24	$1.15	$0.85
Diluted earnings per share	$0.39	$0.22	$1.08	$0.79

There were no anti-dilutive securities for the three and nine months ended September 30, 2006 and 2005.

9.	Line of Credit

The Company had a bank credit agreement that originally expired on February 10, 2006. On January 17, 2006, the Company extended the credit agreement for ninety days to May 10, 2006. On March 28, 2006, the Company further extended the credit agreement for another sixty days to July 10, 2006, and also amended certain terms of the original agreement.

On June 7, 2006, the Company entered into a new credit agreement with various financial institutions. Under the terms of this new unsecured revolving credit facility, the Company may borrow up to $75.0 million. Additionally, the Company may elect to increase the revolver by $25.0 million. Fees and interest on borrowings vary based on the Company’s total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over LIBOR or a spread over the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by the Company. All outstanding principal is due upon expiration of the credit agreement on May 31, 2011. The credit agreement includes financial covenants that require the Company to maintain certain interest coverage ratio, total debt to EBITDA ratio and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders. The amount outstanding under this credit facility at September 30, 2006 was $22.0 million and bears interest at 6.0%. The Company had no borrowings outstanding under the bank credit agreement at December 31, 2005. At both September 30, 2006 and December 31, 2005, the Company was in compliance with its debt covenants.

10.	Commitments and Contingencies

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Tabular amounts in thousands, except per share amounts)

Guarantees
Guarantees in the form of letters of credit totaling $6.2 million and $6.5 million were outstanding at September 30, 2006 and December 31, 2005, respectively, to support certain office lease obligations.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Financial Consulting:
Revenues	$34,645	$33,259	$101,274	$87,702
Operating income	$14,222	$13,400	$40,316	$35,844
Segment operating income as a percent of segment revenues	41.1%	40.3%	39.8%	40.9%
Operational Consulting:
Revenues	$40,549	$21,050	$103,876	$63,884
Operating income	$14,678	$6,511	$37,408	$22,499
Segment operating income as a percent of segment revenues	36.2%	30.9%	36.0%	35.2%
Total Company:
Revenues	$75,194	$54,309	$205,150	$151,586
Reimbursable expenses	7,921	4,840	20,051	13,901
Total revenues and reimbursable expenses	$83,115	$59,149	$225,201	$165,487

Statement of operations reconciliation:
Segment operating income	$28,900	$19,911	$77,724	$58,343
Charges not allocated at the segment level:
Other selling, general and administrative expenses	13,856	10,788	38,623	30,885
Depreciation and amortization	2,921	1,905	5,998	3,861
Other expense (income)	404	(47)	365	(277)
Income before provision for income taxes	$11,719	$7,265	$32,738	$23,874

During the three months ended September 30, 2006, one client generated 12.2%, or $9.2 million, of the Company's consolidated revenues. Of the $9.2 million, $7.9 million was generated by the Financial Consulting segment and $1.3 million was generated by the Operational Consulting segment. This client’s total receivables and unbilled services balance at September 30, 2006 represented less than 10.0% of the Company’s total receivables and unbilled services balance.

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

On July 31, 2006, the Company acquired Document Review Consulting Services LLC (“DRCS”) and Aaxis Technologies Inc. (“Aaxis”) in two separate transactions. The results of operations of DRCS and Aaxis have been included within the Operational Consulting segment since the date of acquisition. The acquisitions of DRCS and Aaxis enhance the Company’s service offerings to the office of the general counsel and law firms by helping them manage information in a comprehensive manner during litigation, investigations, mergers and acquisitions, and other major transactions. Aaxis provides full-service electronic data discovery support to litigation teams and corporate counsel with a focus on forensics and data gathering, end-to-end data processing, and information consulting. DRCS provides comprehensive document review using experienced contract reviewers. The utilization of experienced contract reviewers allows for cost-effective and flexible solutions to meet client needs.

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

The majority of our revenues are generated by our billable consultants who provide consulting services to our clients. A smaller portion of our revenues is generated by our other revenue-generating employees, consisting of our document review and electronic data discovery groups, whom we acquired in the third quarter this year as discussed above. We refer to our billable consultants and other revenue-generating employees collectively as revenue-generating professionals.

Consulting services revenues are primarily driven by the number of billable consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our document review and electronic data discovery groups are largely dependent on the number of professionals and independent contractors we employ, their utilization and billing rates charged, as well as the number of pages reviewed and amount of data processed.

We also bill our clients for reimbursable expenses such as travel and out-of-pocket costs incurred in connection with engagements. We manage our business on the basis of revenues before reimbursable expenses. We believe this is the most accurate reflection of our services because it eliminates the effect of these reimbursable expenses that we bill to our clients at cost.

Most of our revenues are generated based on either the number of hours incurred by our revenue-generating professionals and independent contractors, the number of pages reviewed by our document review group, or the amount of data processed by our electronic data discovery group at agreed upon rates. We refer to these types of arrangements collectively as time and expense engagements. Time and expense engagements represented 84.9% and 83.6% of our revenues in the three and nine months ended September 30, 2006, respectively.

In fixed fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three and nine months ended September 30, 2006, fixed fee engagements represented 13.4% and 13.7% of our revenues, respectively.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time and expense or fixed fee engagements. While performance-based fee revenues represented only 1.7% and 2.7% of our revenues for the three and nine months ended September 30, 2006, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our financial consulting and operational consulting clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve this, we have entered into select acquisitions of complementary businesses and continue to hire highly qualified revenue-generating professionals. Since we commenced operations, we have nearly quadrupled the number of these professionals from 213 on May 31, 2002 to 810 as of September 30, 2006. To expand our business, we will remain focused on growing our existing relationships and developing new relationships, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and continue to acquire complementary businesses. Additionally, we intend to enhance our visibility in the marketplace by continuing to build our brand.

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

Revenue Recognition
We recognize revenues in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed and determinable and collectibility is reasonably assured. Our services are primarily rendered under arrangements that require the client to pay based on the hours incurred by our revenue-generating professionals, the number of pages reviewed by our document review group, or the amount of data processed by our electronic data discovery group at agreed-upon rates and recognized as services are provided. Revenues related to fixed fee engagements are recognized based on estimates of services provided versus the total services to be provided under the engagement. Losses, if any, on fixed fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. To date, such losses have not been significant. Revenues related to performance-based engagements are recognized when all performance-based criteria are met. We also have contracts with clients to deliver multiple services that are covered under both individual and separate engagement letters. These arrangements allow for our services to be valued and accounted for on a separate basis. Reimbursable expenses related to time and expense and fixed fee engagements are recognized as revenue in the period in which the expense is incurred. Reimbursable expenses subject to performance-based criteria are recognized as revenue when all performance criteria are met. Direct costs incurred on all types of engagements, including performance-based engagements, are recognized in the period in which incurred.

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

Carrying Value of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of September 30, 2006 was $50.1 million, which resulted from our acquisitions. Pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually or whenever indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of April 30, 2006 and determined that no impairment of goodwill existed as of that date.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets balances, net of accumulated amortization, totaled $5.3 million at September 30, 2006 and consist of customer relationships, customer contracts, non-competition agreements, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment and Consolidated Operating Results (in thousands):	2006	2005	2006	2005
Revenues and reimbursable expenses:
Financial Consulting	$34,645	$33,259	$101,274	$87,702
Operational Consulting	40,549	21,050	103,876	63,884
Total revenues	75,194	54,309	205,150	151,586
Total reimbursable expenses	7,921	4,840	20,051	13,901
Total revenues and reimbursable expenses	$83,115	$59,149	$225,201	$165,487

Operating income:
Financial Consulting	$14,222	$13,400	$40,316	$35,844
Operational Consulting	14,678	6,511	37,408	22,499
Total segment operating income	28,900	19,911	77,724	58,343

Unallocated corporate costs	13,856	10,788	38,623	30,885
Depreciation and amortization expense	2,921	1,905	5,998	3,861
Total operating expenses	16,777	12,693	44,621	34,746

Operating income	$12,123	$7,218	$33,103	$23,597

Other Operating Data:
Number of revenue-generating professionals (at period end) (1):
Financial Consulting - Billable Consultants	336	308
Operational Consulting - Billable Consultants	428	318
Operational Consulting - Other Professionals	46	—
Total	810	626
Average number of revenue-generating professionals (for the period) (1):
Financial Consulting - Billable Consultants	319	297	310	280
Operational Consulting - Billable Consultants	400	298	364	263
Operational Consulting - Other Professionals	22	—	9	—
Total	741	595	683	543
Billable consultant utilization rate (2):
Financial Consulting	80.7%	82.9%	79.5%	79.4%
Operational Consulting	77.4%	69.6%	76.2%	72.9%
Total	78.9%	76.2%	77.7%	76.2%
Average billing rate per hour (3):
Financial Consulting	$278	$274	$282	$277
Operational Consulting	$240	$209	$240	$220
Total	$257	$244	$260	$249

(1)
Revenue-generating professionals consist of our billable consultants and other professionals. Billable consultants generate revenues primarily based on number of hours worked while our other professionals generate revenues based on number of hours worked and units produced, such as pages reviewed and data processed. Revenue-generating professionals exclude interns and independent contractors.

(2)
We calculate the utilization rate for our billable consultants by dividing the number of hours all our consultants worked on client assignments during a period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

(3)	For engagements where revenues are based on number of hours worked by our billable consultants, average billing rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues
Revenues increased $20.9 million, or 38.5%, to $75.2 million for the three months ended September 30, 2006 from $54.3 million for the three months ended September 30, 2005. Revenues for the three months ended September 30, 2006 included revenues generated by Galt and revenues generated by DRCS and Aaxis since July 31, 2006. Revenues from time and expense engagements increased $15.9 million, or 33.2%, to $63.8 million for the third quarter of 2006 from $47.9 million for the third quarter of 2005. Revenues from fixed fee engagements increased $5.6 million, or 124.4%, to $10.1 million for the three months ended September 30, 2006 from $4.5 million for the three months ended September 30, 2005. Revenues from performance-based engagements decreased $0.6 million, or 31.6%, to $1.3 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005.

Of the overall $20.9 million increase in revenues, $15.5 million was attributable to an increase in the number of revenue-generating professionals and usage of independent contractors, $3.5 million was attributable to an increase in the average billing rate per hour, and $1.9 million was attributable to an increase in the utilization rate of our billable consultants. The increases were reflective of growing demand for our services from new and existing clients and our acquisitions. The average number of revenue-generating professionals increased to 741 for the three months ended September 30, 2006 from 595 for the three months ended September 30, 2005, as we added a significant number of billable consultants in our Operational Consulting segment. The increase was also reflective of our acquisitions. Our average billing rate per hour for engagements where revenues are based on number of hours worked by our billable consultants increased 5.3% to $257 for the three months ended September, 2006 from $244 for the three months ended September 30, 2005. Average billing rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked on client assignments during the same period. Our billable consultant utilization rate increased to 78.9% for the three months ended September 30, 2006 from 76.2% for the three months ended September 30, 2005. The utilization rate for any given period is calculated by dividing the number of hours all our billable consultants worked on client assignments during the period by the total available working hours for all of our billable consultants during the same period, assuming a 40-hour work week, less paid holidays and vacation days.

Total Direct Costs
Our direct costs increased $12.4 million, or 40.5%, to $43.0 million in the three months ended September 30, 2006 from $30.6 million in the three months ended September 30, 2005. Approximately $8.9 million of the increase was attributable to the increase in the average number of revenue-generating professionals described above, the promotion of our billable consultants during the year, including nine to the managing director level effective January 1, 2006, and their related compensation and benefit costs. Additionally, $2.3 million of the increase in direct costs was attributable to an increased usage of independent contractors, particularly in our document review group. We expect to continue to hire additional managing directors, as well as hire additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors. As such, we expect direct costs will continue to increase in the near term.

Total direct costs for the three months ended September 30, 2006 and 2005 included $0.5 million and $0.7 million, respectively, of intangible assets amortization expense.

Operating Expenses
Selling, general and administrative expenses increased $2.9 million, or 21.4%, to $16.7 million in the three months ended September 30, 2006 from $13.8 million in the three months ended September 30, 2005. Of the $2.9 million increase, $2.3 million was due to higher salaries and share-based compensation associated with our non-revenue-generating professionals, $0.8 million was attributable to increased facilities costs, and $0.5 million resulted from an increase in training and recruiting costs. These increases were offset by lower marketing spending and the absence of secondary offering costs. During the third quarter of 2005 in connection with a proposed secondary offering, we incurred costs totaling $0.4 million after tax, or $0.02 per diluted share.

Depreciation expense increased $0.7 million, or 58.3%, to $1.9 million in the three months ended September 30, 2006 from $1.2 million in the three months ended September 30, 2005 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense for the three months ended September 30, 2006 and 2005 was $1.0 million and $0.7 million, respectively. Included in intangible assets amortization expense in the three months ended September 30, 2005 is a $0.6 million charge relating to the write off of a customer contract.

Operating Income
Operating income increased $4.9 million, or 68.0%, to $12.1 million for the three months ended September 30, 2006 from $7.2 million for the three months ended September 30, 2005. The increase in operating income was primarily due to the increase in revenues, partially offset by the increases in direct costs and selling, general and administrative expense as discussed above. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 16.1% in the three months ended September 30, 2006 from 13.3% in the three months ended September 30, 2005 as our selling, general and administrative expense as a percentage of revenues decreased in 2006 compared to 2005.

Net Income
Net income increased $3.0 million, or 80.2%, to $6.8 million for the three months ended September 30, 2006 from $3.8 million for the three months ended September 30, 2005. Diluted earnings per share increased to $0.39 for the three months ended September 30, 2006 from $0.22 for the comparable period last year.

Segment Results

Financial Consulting

Revenues
Financial Consulting segment revenues increased $1.3 million, or 4.2%, to $34.6 million for the three months ended September 30, 2006 from $33.3 million for the three months ended September 30, 2005. Revenues from time and expense engagements increased $1.9 million, or 5.9%, to $34.1 million for the three months ended September 30, 2006 from $32.2 million for the three months ended September 30, 2005. Revenues from fixed fee engagements decreased $0.6 million, or 54.5%, to $0.5 million for the three months ended September 30, 2006 from $1.1 million for the three months ended September 30, 2005. There were no revenues from performance-based engagements in the third quarter of 2006 and were immaterial in the third quarter of 2005.

Of the overall $1.3 million increase in revenues, $1.7 million was attributable to an increase in the number of billable consultants, $0.5 million was attributable to an increase in the average billing rate per hour, partially offset by a decrease of $0.9 million in revenues attributable to a decrease in the utilization rate of our billable consultants. The average number of billable consultants increased to 319 for the three months ended September 30, 2006 from 297 for the three months ended September 30, 2005. The average billing rate per hour increased to $278 for the third quarter of 2006 from $274 for the third quarter of 2005. The utilization rate for the Financial Consulting segment decreased to 80.7% for the three months ended September 30, 2006 from 82.9% for the comparable period last year.

Operating Income
Financial Consulting segment operating income increased $0.8 million, or 6.1%, to $14.2 million in the three months ended September 30, 2006 from $13.4 million in the three months ended September 30, 2005. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 41.1% for the third quarter of 2006 from 40.3% in the same period last year, primarily due to the increase in revenues as described above, coupled with a decrease in general and administrative costs.

Operational Consulting

Revenues
Operational Consulting segment revenues increased $19.4 million, or 92.6%, to $40.5 million for the three months ended September 30, 2006 from $21.1 million for the three months ended September 30, 2005. Revenues for the three months ended September 30, 2006 included revenues generated by Galt and revenues generated by DRCS and Aaxis since July 31, 2006. Revenues from time and expense engagements increased $13.9 million, or 88.5%, to $29.6 million for the three months ended September 30, 2006 from $15.7 million for the comparable period last year. Revenues from fixed fee engagements increased $6.1 million, or 174.3%, to $9.6 million for the three months ended September 30, 2006 from $3.5 million for the three months ended September 30, 2005. Revenues from performance-based engagements decreased $0.6 million, or 31.6%, to $1.3 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005.

Of the overall $19.4 million increase in revenues, $13.6 million was attributable to an increase in the number of revenue-generating professionals and usage of independent contractors, $3.0 million was attributable to an increase in the average billing rate per hour, and $2.8 million was attributable to an increase in the utilization rate of our billable consultants. These increases were reflective of growing demand for our services from new and existing clients and our acquisitions. The average number of revenue-generating professionals increased to 422 for the three months ended September 30, 2006 from 298 for the three months ended September 30, 2005, as we added a significant number of billable consultants over the past year. The increase was also reflective of our acquisitions. The average billing rate per hour for engagements where revenues are based on number of hours worked by our billable consultants increased 14.8% to $240 for the third quarter of 2006 from $209 for the comparable period last year. The billable consultant utilization rate for our Operational Consulting segment increased to 77.4% for the three months ended September 30, 2006 from 69.6% for the three months ended September 30, 2005.

Operating Income
Operational Consulting segment operating income increased $8.2 million, or 125.4%, to $14.7 million for the three months ended September 30, 2006 from $6.5 million for the three months ended September 30, 2005. Segment operating margin increased to 36.2% for the third quarter of 2006 from 30.9% in the same period last year primarily due to the increase in revenues as described above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues
Revenues increased $53.6 million, or 35.3%, to $205.2 million for the nine months ended September 30, 2006 from $151.6 million for the nine months ended September 30, 2005. Revenues for the nine months ended September 30, 2006 included revenues generated by Galt since April 3, 2006 and revenues generated by DRCS and Aaxis since July 31, 2006. Revenues from time and expense engagements increased $42.2 million, or 32.7%, to $171.4 million for the first nine months of 2006 from $129.2 million for the first nine months of 2005. Revenues from fixed fee engagements increased $9.6 million, or 51.6%, to $28.2 million for the nine months ended September 30, 2006 from $18.6 million for the same period last year. Revenues from performance-based engagements increased $1.8 million, or 47.4%, to $5.6 million for the nine months ended September 30, 2006 from $3.8 million for the nine months ended September 30, 2005.

Of the overall $53.6 million increase in revenues, $42.8 million was attributable to an increase in the number of revenue-generating professionals and usage of independent contractors, $7.8 million was attributable to an increase in the average billing rate per hour, and $3.0 million was attributable to an increase in the utilization rate of our billable consultants. These increases were reflective of growing demand for our services from new and existing clients and our acquisitions. The average number of revenue-generating professionals increased to 683 for the nine months ended September 30, 2006 from 543 for the nine months ended September 30, 2005, as we added a significant number of billable consultants in our Operational Consulting segment. The increase in revenue-generating professionals was also reflective of our acquisitions. Our average billing rate per hour for engagements where revenues are based on number of hours worked by our billable consultants increased to $260 for the nine months ended September 30, 2006 from $249 for the nine months ended September 30, 2005. Additionally, our billable consultant utilization rate increased to 77.7% for the first nine months of 2006 from 76.2% for the comparable period last year.

Total Direct Costs
Our direct costs increased $31.1 million, or 36.5%, to $116.4 million in the nine months ended September 30, 2006 from $85.3 million in the nine months ended September 30, 2005. Approximately $26.0 million of the increase was attributable to the increase in the average number of revenue-generating professionals described above, the promotion of our billable consultants during the year, including nine to the managing director level effective January 1, 2006, and their related compensation and benefit costs. Share-based compensation expense associated with our revenue-generating professionals increased $1.4 million, or 38.9%, to $5.0 million in the first nine months of 2006 from $3.6 million in the first nine months of 2005. Additionally, $2.6 million of the increase in direct costs was attributable to an increased usage of independent contractors, particularly in our document review group.

Total direct costs for the nine months ended September 30, 2006 and 2005 included $2.2 million and $1.1 million, respectively, of intangible assets amortization expense. The increase in 2006 was primarily attributable to the acquisition of Galt in the second quarter of 2006, in which customer contracts with a value of $1.7 million were acquired and amortized over 3.2 months.

Operating Expenses
Selling, general and administrative expenses increased $9.7 million, or 25.7%, to $47.3 million in the nine months ended September 30, 2006 from $37.6 million in the nine months ended September 30, 2005. Approximately $2.9 million of this increase was due to higher facilities costs attributable to two new leases that we entered into during the second half of 2005. The remaining increase in selling, general and administrative costs in the nine months ended September 30, 2006 compared to the same period last year was due to a $3.2 million increase in salaries and share-based compensation associated with our non-revenue-generating professionals, a $1.2 million increase in training and recruiting costs, and a $0.8 million increase in marketing expenses. During the third quarter of 2005, we incurred costs associated with a proposed secondary offering. These costs totaled $0.4 million after tax, or $0.02 per diluted share. During the first quarter of 2006, we completed our secondary offering and recorded related costs totaling $0.6 million after tax, or $0.03 per diluted share. These costs were expensed in the period incurred because we did not issue new securities in the offering.

Depreciation expense increased $1.6 million, or 51.6%, to $4.7 million in the nine months ended September 30, 2006 from $3.1 million in the nine months ended September 30, 2005 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense for the nine months ended September 30, 2006 and 2005 was $1.3 million and $0.8 million, respectively. Included in intangible assets amortization expense in the nine months ended September 30, 2005 is a $0.6 million charge relating to the write off of a customer contract.

Operating Income
Operating income increased $9.5 million, or 40.3%, to $33.1 million for the nine months ended September 30, 2006 from $23.6 million for the nine months ended September 30, 2005. The increase in operating income was primarily due to the increase in revenues, partially offset by the increases in direct costs, selling, general and administrative expense and intangible assets amortization as discussed above. Operating margin increased slightly to 16.1% in the nine months ended September 30, 2006 from 15.6% in the comparable period last year as our selling, general and administrative expense as a percentage of revenues decreased in 2006 compared to 2005.

Net Income
Net income increased $5.4 million, or 40.8%, to $18.7 million for the nine months ended September 30, 2006 from $13.3 million for the nine months ended September 30, 2005. Diluted earnings per share increased to $1.08 for the nine months ended September 30, 2006 from $0.79 for the comparable period last year.

Segment Results

Financial Consulting

Revenues
Financial Consulting segment revenues increased $13.6 million, or 15.5%, to $101.3 million for the nine months ended September 30, 2006 from $87.7 million for the nine months ended September 30, 2005. Revenues from time and expense engagements increased $15.0 million, or 17.9%, to $98.9 million for the nine months ended September 30, 2006 from $83.9 million for the nine months ended September 30, 2005. Revenues from fixed fee engagements decreased $1.8 million, or 47.4%, to $2.0 million for the nine months ended September 30, 2006 from $3.8 million for the nine months ended September 30, 2005. Revenues from performance-based engagements for the first nine months of 2006 totaled $0.4 million and were immaterial for the comparable period last year.

Of the overall $13.6 million increase in revenues, $11.3 million was attributable to an increase in the number of billable consultants, $2.1 million was attributable to an increase in the average billing rate per hour, and $0.2 million was attributable to an increase in the utilization rate of our billable consultants. The average number of billable consultants increased to 310 for the nine months ended September 30, 2006 from 280 for the nine months ended

September 30, 2005. The average billing rate per hour increased to $282 for the first nine months of 2006 from $277 for the comparable period last year. The utilization rate for the Financial Consulting segment remained steady at 79.5% for the nine months ended September 30, 2006 compared to 79.4% for the comparable period last year.

Operating Income
Financial Consulting segment operating income increased $4.5 million, or 12.5%, to $40.3 million in the nine months ended September 30, 2006 from $35.8 million in the nine months ended September 30, 2005. Segment operating margin decreased to 39.8% for the first nine months of 2006 from 40.9% in the same period last year, primarily due to the increase in billable consultants, particularly at the managing director level, and their related compensation costs.

Operational Consulting

Revenues
Operational Consulting segment revenues increased $40.0 million, or 62.6%, to $103.9 million for the nine months ended September 30, 2006 from $63.9 million for the nine months ended September 30, 2005. Revenues for the nine months ended September 30, 2006 included revenues generated by Galt since April 3, 2006 and revenues generated by DRCS and Aaxis since July 31, 2006. Revenues from time and expense engagements increased $27.2 million, or 60.0%, to $72.5 million for the nine months ended September 30, 2006 from $45.3 million for the comparable period last year. Revenues from fixed fee engagements increased $11.4 million, or 77.0%, to $26.2 million for the nine months ended September 30, 2006 from $14.8 million for the nine months ended September 30, 2005. Revenues from performance-based engagements increased $1.4 million, or 36.8%, to $5.2 million for the first nine months of 2006 from $3.8 million for the same period last year.

Of the overall $40.0 million increase in revenues, $31.4 million was attributable to an increase in the number of revenue-generating professionals and usage of independent contractors, $5.8 million was attributable to an increase in the average billing rate per hour, and $2.8 million was attributable to an increase in the utilization rate of our billable consultants. These increases were reflective of growing demand for our services from new and existing clients and our acquisitions. The average number of revenue-generating professionals increased to 373 for the nine months ended September 30, 2006 from 263 for the nine months ended September 30, 2005, as we added a significant number of billable consultants over the past year. The increase was also reflective of our acquisitions. The average billing rate per hour for engagements where revenues are based on number of hours worked by our billable consultants increased 9.1% to $240 for the nine months ended September 30, 2006 from $220 for the comparable period last year. The billable consultant utilization rate for our Operational Consulting segment increased to 76.2% for the nine months ended September 30, 2006 from 72.9% for the nine months ended September 30, 2005.

Operating Income
Operational Consulting segment operating income increased $14.9 million, or 66.3%, to $37.4 million for the nine months ended September 30, 2006 from $22.5 million for the nine months ended September 30, 2005. Segment operating margin increased to 36.0% for the first nine months of 2006 from 35.2% in the same period last year, primarily due to the increase in revenues as described above, partially offset by intangible assets amortization.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, existing cash and cash equivalents and debt capacity available under our credit facility. Cash and cash equivalents, consisting of demand deposits and short-term commercial paper, decreased $30.9 million from $31.8 million at December 31, 2005 to $0.9 million at September 30, 2006 primarily due to the our acquisitions and purchases of property and equipment.

Cash flows generated by operating activities totaled $9.8 million for the nine months ended September 30, 2006, compared to $12.1 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. The $2.3 million decrease in cash provided by operations during the nine months ended September 30, 2006 compared to the same period last year was primarily attributable to a growth in our receivables. This was partially offset by an increase in revenues and improved financial results.

Cash used in investing activities was $65.1 million for the nine months ended September 30, 2006 and $18.4 million for the same period last year. The use of cash in the first nine months of 2006 primarily related to the acquisitions of Galt, DRCS and Aaxis, as well as leasehold improvements at our offices in New York City and Boston. The use of cash in the first nine months of 2005 primarily related to the acquisition of S&W.

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

During the third quarter of 2006, we borrowed $22.0 million under the credit facility to fund our acquisitions of Aaxis and DRCS. We also made borrowings throughout the year to fund our operations. During the nine months ended September 30, 2006, the average daily outstanding balance under our credit facility was $9.8 million. The amount outstanding at September 30, 2006 was $22.0 million and bears interest at 6.0%. We had no borrowings outstanding under the bank credit agreement at December 31, 2005. At both September 30, 2006 and December 31, 2005, we were in compliance with the debt covenants under the credit facilities.

Future Needs
Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional revenue-generating professionals and expanding our service offerings through existing professionals, new hires or acquisitions. We intend to fund such growth with cash generated from operations and borrowings under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe cash generated from operations, supplemented as necessary by borrowings under our credit facility, will be adequate to fund this growth. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and overall condition of the credit markets.

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

During the nine months ended September 30, 2006, we made borrowings under our credit agreement to fund our business acquisitions. As of September 30, 2006, we had borrowings outstanding totaling $22.0 million, which is due upon expiration of the credit agreement on May 31, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 provides a comprehensive model for the recognition, measurement, and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. FIN No. 48 will be effective for us beginning on January 1, 2007. The adoption of this interpretation is not expected to have a material impact on our financial position, results of operations, earnings per share, or cash flows.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality (“dual approach”). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The provisions of SAB No. 108 is not expected to have a material impact on our financial position, results of operations, earnings per share, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS No. 157 will be effective for us beginning on January 1, 2008. We are currently evaluating the impact that the adoption of this statement may have on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates and changes in the market value of our investments. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR, Federal Funds rate or prime rate. At September 30, 2006, we had borrowings outstanding totaling $22.0 million that bear interest at 6.0%. A one percent change in this interest rate would not have a material effect on our financial position or operating results.

At September 30, 2006, we had notes payable totaling $2.0 million that are payable in $1.0 million installments in May 2007 and 2008. We are not exposed to interest rate risks in respect to these notes as they bear a fixed interest rate at 4% per annum.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2006, the Company redeemed such shares as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2006	10,907	$35.09	N/A	N/A

N/A - Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit
10.24	Executive Officers’ Compensation for 2005 and 2006 Summary Sheet as of September 30, 2006.

10.40	Amendment No. 2 to the Huron Consulting Group Inc. 2002 Equity Incentive Plan.

10.41	Amendment No. 1 to the Amended and Restated Huron Consulting Group Inc. 2002 Equity Incentive Plan (California).

10.42	Amendment No. 1 to the Huron Consulting Group Inc. 2003 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	November 2, 2006	/s/ Gary L. Burge
Gary L. Burge
Vice President,
Chief Financial Officer and Treasurer