Form 10-K
period 2006-12-31
Huron Consulting Group Inc.
filed 2007-02-22
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(312) 583-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $573,100,000.

As of February 9, 2007, 18,333,871 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III of this annual report on Form 10-K.

HURON CONSULTING GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

In this annual report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

This annual report on Form 10-K, including the information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates” or “continues” or the negative of such terms or other comparable terminology. These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates and number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions do not change from current expectations. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are an independent provider of financial and operational consulting services. Our highly experienced professionals, many of whom have a master’s degree in business administration, have doctorates in economics, are certified public accountants, or are accredited valuation specialists and forensic accountants, employ their expertise in accounting, finance, economics and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities.

Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants that consisted primarily of former Arthur Andersen LLP partners and professionals, including our Chief Executive Officer, Gary E. Holdren, with equity sponsorship from a group of investors led by Lake Capital Management LLC. In October 2004, we completed our initial public offering and became a publicly traded company.

From the date of our initial public offering through December 31, 2006, we completed the following acquisitions:

•

In May 2005, we acquired Speltz & Weis LLC (“Speltz & Weis,” renamed in 2007 to Wellspring Management Services LLC), a specialized consulting firm that provides interim management and crisis management services to healthcare facilities. Speltz & Weis helps hospitals and other healthcare facilities improve their financial, operational and market performance through organizational renewal. With this acquisition, we began to provide full-service offerings to distressed hospitals and other healthcare facilities.

•

In April 2006, we acquired MSGalt & Company, LLC (“Galt”), a specialized advisory firm that designs and implements corporate-wide programs to improve shareholder returns. With the acquisition of Galt, we expanded our value and service offerings to the office of the chief executive officer and boards of Fortune 500 companies.

•

In July 2006, we acquired Document Review Consulting Services LLC (“DRCS”), a consulting firm that provides comprehensive document review using experienced contract reviewers. Also in July 2006, we acquired Aaxis Technologies Inc. (“Aaxis”). Aaxis provides full-service electronic data discovery support to litigation teams and corporate counsel with a focus on forensics and data gathering, end-to-end data processing, and information consulting. The acquisitions of DRCS and Aaxis enhance our service offerings to the office of the general counsel and law firms by helping them manage digital information in a comprehensive manner during litigation, investigations, mergers and acquisitions, and other major transactions.

Subsequent to December 31, 2006, we completed two additional acquisitions:

•

In January 2007, we acquired Wellspring Partners LTD (“Wellspring”), a management consulting firm specializing in integrated performance improvement services for hospitals and health systems. With the acquisition of Wellspring, we expand our national presence in the healthcare provider sector. Combined, Huron and Wellspring can provide a full complement of services to a wide spectrum of hospitals and multi-hospital systems.

•

Also in January 2007, we acquired Glass & Associates, Inc. (“Glass”), a turnaround and restructuring consulting firm that provides advice and leadership to troubled businesses in the United States and Europe. With the acquisition of Glass, we expand our position in the consulting and restructuring marketplace, as well as expand our interim management capabilities to distressed companies in industries beyond healthcare.

We have grown significantly since we commenced operations, nearly quadrupling the number of our revenue-generating professionals from 213 as of May 31, 2002 to 842 as of December 31, 2006 through hiring and acquisitions of complementary businesses. We have hired experienced professionals from a variety of organizations, including the four largest public accounting firms, referred to as the Big Four, and other consulting firms. As of December 31, 2006, we had 99 managing directors who have revenue-generating responsibilities. These individuals have an average of 22 years of business experience. In addition to our headquarters in Chicago, we have other offices located in Boston, Charlotte, Houston, Los Angeles, New York city, San Francisco and Washington D.C. We also have three document review centers located in Miramar, Florida, Raleigh, North Carolina and Rock Hill, South Carolina.

OUR SERVICES

We provide our services through two segments: Financial Consulting and Operational Consulting. For the year ended December 31, 2006, we derived 48.0% of our revenues from Financial Consulting and 52.0% from Operational Consulting. For further financial information on our segment results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and note “17. Segment Information” in the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K.

Financial Consulting

Our Financial Consulting segment provides highly specialized financial and economic analyses and advice to help clients effectively address complex challenges that arise from litigation, disputes, investigations, regulation, financial distress and other sources of significant conflict or change. Our Financial Consulting segment consisted of 344 billable consultants as of December 31, 2006. This segment’s practices and the services they offer include:

•

Disputes and investigations. Our disputes and investigations practice provides financial analyses to support law firms and corporations in connection with business disputes, lawsuits and regulatory or internal investigations. We have extensive experience in the areas of financial investigations and forensic accounting, including matters involving the United States Securities and Exchange Commission (“SEC”) or other regulatory inquiries or investigations, financial restatements and special accounting projects. We provide specialized accounting services to gather and analyze voluminous financial data and reconstruct complex transactions and events.

•

Economic consulting. Our economic consulting team works with clients to provide economic and statistical analyses in situations that arise in connection with litigation, regulatory hearings, complex transactions or public policy issues. Our team includes consultants with doctorates in economics and leading academics that perform event studies, sales and claims forecasting, economic damages calculations, policy analysis and compliance studies.

•

Corporate advisory services. Our corporate advisory services practice provides consulting assistance to financially distressed companies, creditor constituencies and other stakeholders in connection with out-of-court restructurings and bankruptcy proceedings. For companies in financial distress, we work with management to assess the viability of their business, to develop and implement a turnaround plan to im -

prove cash flow, and to implement a debt-restructuring plan to improve the balance sheet. In some instances, we serve in interim management roles. When out-of-court solutions are not achievable, we assist clients in preparing for a Chapter 11 bankruptcy filing and with all aspects of the bankruptcy process by gathering, analyzing and presenting financial and business information needed to achieve a successful reorganization. We also provide claims management services to help companies process and analyze complex and voluminous claims filed in bankruptcies and related litigation matters. For creditor constituencies, including committees of creditors and lenders, we provide similar financial and operational analyses and recommendations designed to assess the viability of a debtor’s planned actions and to position our clients to maximize the recovery of amounts owed.

•

Valuation services. Our valuation team delivers expert valuation analyses to clients and their advisors. We perform valuations of businesses, financial interests, intellectual property, real property, machinery and equipment and other tangible and intangible assets. Our valuation group typically supports client needs in the following contexts:

•	Transactions: supporting clients’ financial and tax reporting, especially in the context of acquisitions and other corporate transactions;

•	Litigation or disputes: valuing businesses or assets; and

•	Bankruptcies: supporting the restructuring process or the sale of business assets.

•	Interim management/Focused consulting. Our interim management/focused consulting practice typically provides the following services to distressed hospital systems:

•

Interim management: serving as on-site senior management, including assuming the positions of interim chief executive officer, chief operating officer and chief financial officer, with a specialization in managing distressed hospital systems and healthcare facilities; also providing chief restructuring officers to healthcare facilities in bankruptcy;

•

Focused consulting: the interim managers are supported by consultants who provide revenue cycle improvements, cost reduction initiatives, clinical support, revenue generation, business development, financial planning and analysis and litigation support; and

•

Bankruptcies, workouts and restructuring advisory services: in addition to providing chief restructuring officers to healthcare facilities in bankruptcy, we provide creditor relations assistance, reorganization planning and out-of-court workouts.

Operational Consulting

Our Operational Consulting segment provides services designed to help clients improve the overall efficiency and effectiveness of their operations by enhancing revenue, reducing costs, managing regulatory compliance and maximizing procurement efficiencies. Our Operational Consulting segment consisted of 498 revenue-generating professionals as of December 31, 2006. This segment’s practices and the services they offer include:

•

Higher education. Our higher education practice provides operational consulting services to colleges, universities, hospitals and academic medical centers. We have worked with the majority of the largest research institutions to develop and implement solutions in a manner consistent with each institution’s unique culture. Our professionals have worked on engagements that have provided us substantial understanding of the issues facing higher education and healthcare institutions. We provide high-quality consulting services designed to address our clients’ most pressing issues in the areas of research administration, regulatory compliance, clinical research, technology planning and implementation, and financial management and strategy.

•

Legal business consulting. Our legal business consulting practice helps both in-house legal departments and outside counsel enhance the quality of legal services while reducing costs by more efficiently aligning strategy, people, processes and technology. We provide strategic advice to help legal departments and law firms improve their organizational design and business processes, and to help management in their use of outside counsel. We also work with corporations and law firms to provide solutions to enhance their discovery process management and electronic discovery needs. One area of emphasis is helping clients choose and implement technology solutions that improve legal department operations. We provide a full array of digital evidence, discovery and records management services that include discovery process execution, electronic discovery services, computer forensics, data management, document processing, document review, records program development, records improvement planning and process, and program management, all aimed at reducing costs, coordinating matters and people, streamlining processes and reducing risks. We also have extensive experience in selecting, customizing and successfully rolling out engagement management systems and electronic billing systems that help legal departments track and manage lawsuits and other legal matters. These systems are powerful tools for managing budgets, spending and resources. We provide similar services for document management systems and patent management applications.

•

Healthcare. Our healthcare practice helps healthcare providers and payors effectively address their strategic, operational, management and financial challenges. On the provider side, we help hospitals, physicians and other healthcare providers improve operations by performing assessments and implementing solutions designed to reduce costs and increase effectiveness. Our engagements typically focus on revenue cycle and cash acceleration, supply chain improvements, strategic growth and planning, financial planning and physician/ancillary services. Additionally, we provide risk management and regulatory compliance solutions. For healthcare payors, we focus on compliance and government contracting issues related to federal healthcare programs. Our Medicare contract services include Medicare contract transition and termination assistance, implementation of cost accounting standards, secondary payer analyses, strategic assessments, proposal support services and assistance related to implementation of the Medicare Modernization Act. We assist pharmaceutical companies with pricing analyses and related aspects of regulatory disclosures and calculations. We also assist health plans with various operational issues, including claims processing over and under-payments, Pharmacy Benefit Manager audits and business performance reporting.

•

Strategic sourcing. Our strategic sourcing practice assists clients in all areas of the procurement process. Our services are geared to address the needs of the chief financial officer and chief procurement officer (CPO): strategic sourcing, supply market category expertise, demand management, contract compliance, spend analysis, accounts payable and invoice audits, procurement assessments and transformations, eProcurement, off-shoring and outsourcing advice, and serving as interim CPO, director of purchasing and key staff augmentation. We specialize in the delivery of sustainable, non-salary cost reductions. We help clients achieve significant savings by first understanding the needs and goals of our clients’ businesses and then customizing a total economic cost approach to procurement. Our approach may include strategy formulation, incumbent vendor strategy, negotiation support, partner selection and knowledge transfer to our clients.

•

Galt & Company. Our Galt & Company division focuses exclusively on helping well-managed companies deliver superior shareholder returns. Galt works with management to develop the strategies and organizational capabilities that accelerate profitable growth and improve shareholder value. In effect, Galt brings the discipline of the capital markets inside an organization, building the capabilities to effectively manage and maximize shareholder value growth.

•	Performance improvement. Our performance improvement practice has three primary service offerings:

•	Strategic alignment: Our team helps companies align their business models to allow them to better serve their clients.

•

Efficiency improvement: We help companies identify and execute programs to improve the efficiency of their business. These programs can include a range of functional areas of the business, including supply chain, customer care and finance and accounting.

•

Integration: Our team works closely with companies to successfully complete and accelerate value realization from complex strategic transactions, including mergers and spin-offs. We work with clients to establish the project management structures necessary to ensure that these high-stakes transactions are successful. Additionally, we assist clients with particularly complex or high-risk elements of the integration, such as organizational structure, order-to-cash process, product and sales force integration.

We are hands-on and work side-by-side with our clients to understand organization dynamics and to set plans and accountabilities necessary to generate sustainable results.

OUR CLIENTS

We provide financial and operational consulting services to a wide variety of both financially sound and distressed organizations, including Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations, and the law firms that represent these various organizations. Our clients are in a broad array of industries, including education, professional services, transportation services, healthcare, telecommunications, financial services, electronics, consumer products, energy and utilities, industrial manufacturing, and food and beverage. Since commencing operations in May 2002, we have conducted over 3,400 engagements for over 1,700 clients, and we have worked on engagements with 39 of the 40 largest U.S. law firms listed in The American Lawyer 2006 Am Law 100. Our top ten clients represented 31.2%, 38.3% and 27.8% of our revenues in the years ended December 31, 2006, 2005 and 2004, respectively. Revenues from one client represented 10.2% of our revenues in 2006. Revenues from another client represented 11.1% of our revenues in 2005. No single client accounted for more than 10% of our revenues in 2004. The following are examples of engagements that we have performed for our clients.

Financial Consulting

Practice	Client Need	Huron Solution
Disputes and investigations	Assist legal counsel representing a major retail company with analyzing various accounting and disclosure issues that were subject to an investigation by the SEC.

➢Forensic accounting experts conducted in-depth financial analyses of accounting records and analyzed issues such as compliance with debt covenants, warranty arrangements, accrual calculation methodology, lease accounting and financial statement disclosures.

➢Provided client with electronic discovery, computer forensics and data preservation services.

➢Assisted the client in presentation of facts and investigation findings to the SEC.

Assist legal counsel for a debtor estate and unsecured creditors committee with financial and economic analyses related to litigation involving breach of fiduciary duty by a parent company.

➢Synthesized large volumes of financial data and other documents and performed solvency tests of the subsidiary.

➢Calculated damages arising from the termination of funding by the parent company based on valuations of the company under various scenarios.

Corporate advisory services	The Unsecured Creditors Committee in the Chapter 11 bankruptcy of a Tier 1 supplier to the automotive industry required broad-ranging and prompt financial and operational advice and counsel.

➢Advised the Committee in its review and analysis of the debtor’s debtor-in-possession financing, key employee retention program, critical vendor program and sale of assets.

➢Played a key role in negotiating recoveries under the debtor’s proposed plan of reorganization as well as evaluating the debtor’s exit financing and enterprise valuation.

➢Monitored the debtor’s liquidity position, earnings performance, operational and strategic restructuring initiatives, and assessed the debtor’s long-range sales forecast by business segment, plant and platform, including the underlying assumptions regarding volume, price givebacks and overall market conditions.

Practice	Client Need	Huron Solution
Valuation services	Value assets of acquired company for purchase price allocation by a global media company.

➢Analyzed the fair market value of the assets of the acquired company, including tangible assets, customer relationships, favorable contracts, franchise value and goodwill.

➢Determined the remaining life of the assets as well as tested for impairment of the assets in other operating units to support financial reporting requirements.

Interim management / Focused consulting	Provide interim management and perform focused consulting services for a large hospital system in the United States.

➢Provided experienced senior executive management, including the chief executive officer, the chief financial officer, the chief operating officer and various department managers.

➢Made revenue cycle improvements by analyzing and correcting back-office operations, monitoring tools that report key metrics, improving coding and automation, as well as analyzing and renegotiating payor contracts to improve performance, including achieving significant increases in cash flow, improved relations with trade creditors and system improvements for the long term.

Operational Consulting

Practice	Client Need	Huron Solution
Higher education	Assess and identify the economic impact of a leading university on the immediate region and state; deliver strategic recommendations to the university to optimize future impact and improve competitive position.

➢Identified the economic impact that the university has had on the state and regional economies.

➢Outlined the key factors that have enabled other research institutions and regions to be leading economic performers.

➢Reviewed the unique circumstances that exist in the state that relate to future economic development in a technology-based global economy.

➢Identified issues and constraints, including structural and policy areas, which were impeding the ability of the university to compete with peer institutions and serve as a key driver of high-end economic development.

➢Identified strategies and recommendations to enhance the university’s contribution to the future growth and development of the state’s and region’s economies, including:

•   Expansion of a vibrant research enterprise,

•   Improved access to intellectual capital,

•   Creation of new private-public partnerships and joint ventures, and

•   Expansion of an infrastructure primed to anticipate and react immediately to market changes; to make investments to get to the market first; and to ultimately increase economic growth.

Practice	Client need	Huron solution
Legal business consulting	Implement management system for the management and control of e-mail to reduce storage cost, improve performance and ensure the retention of e-mail in accordance with company records retention requirements for a global chemical company.

➢Developed electronic records management strategy, policy and standards.

➢Reviewed and updated records retention policy and metadata standards.

➢Developed technical, legal/regulatory and user specifications for e-mail management system.

➢Provided technical and records management expertise for the development of request for proposal and system selection.

➢Conducted a proof of concept to ensure technical compatibility with their IT infrastructure, a second proof of concept to ensure adequate risk and regulatory functionality and a full production pilot to ensure that the system met end user ease of use acceptance.

➢Developed change management process for company-wide roll-out of the system.

Provide project management and comprehensive document review services for a multinational company with more than 6 million pages that had to be produced to the opposing party within 14 days from the start of the project.

➢Worked with outside counsel to develop a work flow for the processing, review and production of responsive, non-privileged documents.

➢ Conducted the review at Huron’s customized review facilities, using more than 150 review professionals working around the clock.

➢Redacted confidential information from responsive documents.

➢ Managed the production of documents to opposing counsel.

Assist a Europe-based global energy company in the implementation of a new law department global technology platform consisting of matter management, spend management and document management. Our team of consultants led the requirements gathering, process re-engineering and design efforts, as well as other implementation tasks.

➢Conducted user requirements gathering sessions across the globe.

➢ Developed a global requirements document for the complete technology platform solution.

➢Designed the global matter management system, document management system and spend management system.

➢ Created policies and procedures for the law department.

➢Developed change management process for roll-out of the system.

Practice	Client need	Huron solution
Assist the law department of a major oil and gas company in cost-saving initiatives.

➢Implemented a matter management system involving the merging of processes and data from two legacy law departments. The department focused on system design, conversion mapping, system testing, rollout and implementation of matter management, electronic billing and legal liability accrual management.

➢ Created an in-house document discovery process and capability that is supplemented as needed by outside contract resources for peak demand. These initiatives resulted in substantial cost savings and created a strong foundation for future endeavors.

Healthcare	Improve operating margins of healthcare provider.

➢Comprehensive assessment of performance levels related to operating costs, supply costs, revenue cycle and organizational structure efficiency.

➢Quantified and prioritized areas of potential opportunity for change, growth and/or improvement, including revenue management, use of supplies and efficiency of information systems.

➢Developed and implemented plans for sustained improvements in supply chain, revenue cycle and organizational effectiveness.

Assist in recovering overpaid claims.

➢Assisted a large health insurance organization perform a detailed analysis of its coordination of benefits programs.

➢Identified a significant number of claims that had been paid in error by the client and assisted the client in recovering these overpayments.

Strategic sourcing	Significantly reduced the total delivered costs of procured products, services, equipment and select operating expenses for a major international airline.

➢Critical assessment of client’s current state, business needs and culture.

➢Conducted thorough data analysis and savings opportunity identification.

➢Implemented strategic sourcing, demand management and contract compliance.

➢Targeted non-salary expenditures with goal of achieving significant recurring annual cost reductions within a compressed timeframe.

➢Exceeded targets and achieved first year cost savings of up to 30% in the following expenditure areas:

•   Janitorial services

•   Office related products

•   Ground support equipment spare parts

•   Uniforms

•   Telecommunications

•   On-board food services

•   Ground transportation

•   Temporary labor

Practice	Client need	Huron solution
Galt & Company	Help client achieve and sustain superior shareholder value growth over time.

➢Work with client management to:

•   Establish agreement to a clear definition of “winning” and implement financial goals and measures consistent with success in both the customer and capital markets

•   Deepen understanding of sources and drivers of shareholder value growth by recognizing where and why profitable growth will be concentrated

•   Establish an explicit and ongoing value growth agenda, focusing on the 5-10 key priorities that will drive shareholder value growth

•   Develop and deploy differentiated business models and reallocate resources to gain a disproportionate share of market profitability

•   Enhance management decision standards, processes and capabilities to sustain the improvements and identify and capture future value growth opportunities

Performance improvement	Pharmaceutical client made a significant acquisition and needed a plan and process to manage the integration of the two organizations including all key business functions. Additionally, the client needed a strategic assessment of overlapping product offerings and customer relationships in order to determine its go forward strategy.

➢Established the program management structure and planning tools. Worked with the client to create functional integration plans.

➢Oversaw the program management office to identify interdependencies between functions and surfaced key risks and decisions, as well as tracked the program to ensure that the integration accomplished key milestones and that synergies were achieved.

➢Provided leadership for key high-risk areas of integration including domestic and international order to cash, international sales force integration and supply chain.

➢Developed a detailed analysis of product and customer strategic positioning and profitability and facilitated clients through a series of working sessions to agree on a product rationalization plan.

In response to our continued growth and acquisitions of complementary businesses, effective January 1, 2007, we have reorganized our practice areas and service lines to better align ourselves to meet market demands and serve our clients. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” below for further details.

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

We believe the demand for our services is driven by the following factors:

•

SEC and internal investigations. The increased scrutiny of accounting practices, internal controls and disclosure has contributed to a large number of financial restatements by public companies. According to Glass Lewis & Co., an institutional investor advisory firm, the number of financial restatements by U.S. public companies reached 1,195 in 2005, an increase of 95% from 2004. In response to a number of recent incidences of corporate malfeasance and accounting irregularities, the SEC has conducted an increasing number of public company investigations over the past few years. For fiscal 2008, the President’s budget request for the SEC is $905.3 million, a 3.2% increase over the $877.1 million funding level. In addition, an increasing number of boards of directors, audit committees and special independent committees of companies that have had to review their historical financials or respond to complaints by whistleblowers have conducted internal forensic investigations to determine the underlying facts. These dynamics have driven demand for independent financial consultants like us who help clients respond to SEC investigations, evaluate restatements of financial statements and support internal investigations by combining investigative accounting and financial reporting skills with business and practical experience.

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

•

Sarbanes-Oxley and stockholder activism. The enactment of the Sarbanes-Oxley Act of 2002 has substantially limited the scope of non-audit services that large public accounting firms, such as the Big Four, can provide to their audit clients. These limitations represent a significant opportunity for independent consulting firms. Further, certain influential institutional investors, citing concerns over perceived conflicts of interest, have opposed the ratification of auditors and the election of directors of companies that engage their auditors to perform permissible non-audit services. The restrictions of Sarbanes-Oxley, stockholder opposition to auditors performing consulting services for their audit clients and the relatively small number of large public accounting firms has led many clients to choose independent consulting firms over the Big Four when seeking providers of various consulting services.

•

Operational challenges and opportunities. Organizations must constantly reevaluate business processes in order to manage change and risk, and minimize or recover costs. For example, in the healthcare industry, the steady flow of changes that affect healthcare funding, treatments, delivery and administration increase the difficulty in managing a complex mix of factors, including rising healthcare costs and insurance premiums and the increasing number of uninsured citizens. In the higher education industry, research universities and academic medical centers must develop and maintain programs to effectively manage research compliance risks and implement systems that support the recovery of research costs. Additionally, the difficulties of managing a large number of legal matters prompted in-house legal departments to seek ways to improve their efficiency and effectiveness, which drives the demand for consultants specializing in legal department operations. The recent changes to the Federal Rules of Civil Procedure have compelled corporations and their outside counsel to be in command of their obligations in responding to discovery much earlier in the process. The demand for consultants to assist them with the technical, business and process challenges associated with the new rules and electronic discovery has never been greater. In general, a variety of organizations seek to improve their procurement efficiencies, improve operational processes and reduce costs. We believe that in seeking to meet these challenges and capitalize on these opportunities, organizations will increasingly augment their internal resources with consultants who can provide a combination of industry expertise and strong technical skills.

•

Improving economic conditions and merger and acquisition activity. Despite depressed levels in recent years, there was a rebound in mergers and acquisitions, or M&A, activity amidst an improvement in general economic conditions. According to Mergers & Acquisitions, The Dealmaker’s Journal, the aggregate dollar value of completed M&A transactions increased approximately 38% from $997 billion in 2005 to $1,371 billion in 2006, the highest level since 2000. We believe M&A activity creates demand for financial consulting services, such as purchase price allocations and other similar valuation services and dispute and litigation services, as well as operational consulting services, such as merger integration, margin improvement and strategic sourcing.

•

Financial distress. Despite the decline in corporate bankruptcy filings, we believe there will continue to be a sufficient number of bankruptcies of the size and complexity that typically require debtors and other constituents to retain the services of financial advisors. Additionally, there is an ongoing need for restructuring and turnaround consulting services to assist financially distressed, under-performing and debt-laden companies and their stakeholders outside of the bankruptcy process.

EMPLOYEES

Our ability to bring the right expertise together to address client issues requires a willingness to work and think outside the bounds of a single practice or specialty. Our success depends on our ability to attract and retain highly talented professionals by creating a work environment where both individuals and teams thrive and individuals are rewarded not only for their own contributions but also for the success of our organization as a whole. To accomplish those goals and recognize performance, we have adopted a comprehensive rewards program incorporating compensation, training and development opportunities, performance management and special recognition plans that motivates individual performance and promotes teamwork.

As of December 31, 2006, we had 1,035 employees, consisting of 842 revenue-generating professionals and 193 non-revenue-generating professionals. The 842 revenue-generating professionals included 99 managing directors and 743 directors, managers, associates, analysts and assistants. Many of these individuals have a master’s degree in business administration, have doctorates in economics, are certified public accountants, or are accredited valuation specialists and forensic accountants. Our revenue-generating managing directors serve clients as advisors and engagement team leaders, originate revenue through new and existing client relationships, and work to strengthen our intellectual capital, develop our people and enhance our reputation. Our directors and managers manage day-to-day client relationships and oversee the delivery and overall quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. In addition to our full-time professionals, in certain cases we also utilize independent contractors.

Our 193 non-revenue-generating professionals at December 31, 2006 included 10 managing directors and 183 directors, managers, associates, analysts and assistants. Our non-revenue-generating professionals include our senior management team, senior client relationship managers, and finance, human resources, information technology, legal and marketing personnel.

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

We generate most of our new business opportunities through relationships that our managing directors have with individuals working in corporations, academic institutions, existing or former clients and top-tier law firms. We also view cross selling as a key component in building our business. Often, the client relationship of a managing director in one practice leads to opportunities in another practice. Although some managing directors spend more time on service delivery than new business development, all of our managing directors understand their important role in ongoing relationship and business development, which is reinforced through our compensation and incentive program. We actively seek to identify new business opportunities, and we frequently receive referrals and repeat business from past and current clients and from the law firms with which we have worked.

We also host conferences that facilitate client development opportunities and promote brand recognition. For example, in the second quarter of 2006, along with the Kellogg School of Management of Northwestern University, we co-hosted the Perspectives in Healthcare Forum: Leadership Transformation—From Policy to Practice where The Honorable William Clinton provided the keynote address. We also hosted The Summit GC 2006: Business Strategy: A Mandate for General Counsel in Today’s Environment. In the third quarter of 2006, along with Columbia Law School’s Center on Corporate Governance, we co-hosted Gatekeepers Today: The Professions After the Reforms. These programs provided a forum to develop and strengthen new and existing client relationships in the healthcare and legal areas.

In addition, to complement the business development efforts of our managing directors, we have a group of senior client relationship managers who are focused exclusively on developing client relationships and generating new business through their extensive network of contacts. We also have formed relationships with prominent academics, which generate new business opportunities.

Marketing

We have a centralized marketing department with a marketing professional assigned to each of our practices. These professionals coordinate traditional marketing programs, such as participation in seminars, sponsorship of client events and publication of articles in industry publications to actively promote our name and capabilities. The marketing department also manages the content delivery on Huron’s website, develops collateral materials, performs research and provides database management to support sales efforts.

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

We believe the principal competitive factors in our market include firm and consultant reputations, client and law firm relationships and referrals, the ability to attract and retain top professionals, the ability to manage engagements effectively and the ability to be responsive and provide high quality services. There is also competition on price, although to a lesser extent due to the critical nature of many of the issues that the types of services we offer address. Many of our competitors have a greater geographic footprint, including an international presence, and name recognition, as well as have significantly greater personnel, financial, technical and marketing resources than we do. We believe that our independence, experience, reputation, industry focus, and a broad range and balanced portfolio of service offerings enable us to compete favorably and effectively in the consulting marketplace.

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

ITEM 1A. RISK FACTORS.

An inability to retain our senior management team and other managing directors would be detrimental to the success of our business.

We rely heavily on our senior management team, including Gary Holdren, our Chief Executive Officer, Daniel Broadhurst, our Vice President, Operations and Business Strategy, Gary Burge, our Chief Financial Officer and Treasurer, and other managing directors, and our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services, the senior management team must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on our senior management team and other managing directors to generate and market our business. Further, in light of our limited operating history, our senior management’s and other managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Although we enter into non-solicitation agreements with our senior management team and other managing directors, we generally do not enter into non-competition agreements. Accordingly, members of our senior management team and our other managing directors are not contractually prohibited from leaving or joining one of our competitors, and some of our clients could choose to use the services of that competitor instead of our services. If one or more members of our senior management team or our other managing directors leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in securing and successfully completing engagements and managing our business properly, which could harm our business prospects and results of operations.

Our inability to hire and retain talented people in an industry where there is great competition for talent could have a serious negative effect on our prospects and results of operations.

Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. The loss of a significant number of our revenue-generating professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to manage, staff and successfully complete our existing engagements and obtain new engagements. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other consulting firms, accounting firms and technical and economic advisory firms, as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Therefore, we may not be successful in attracting and retaining the skilled consultants we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.

We have experienced net losses for the first part of our history, and our limited operating history makes evaluating our business difficult.

We have a limited operating history and although we generated net income of $10.9 million, $17.8 million and $26.7 million for the years ended December 31, 2004, 2005 and 2006, respectively, we may not sustain profitability in the future. Our net losses, among other things, have had, and should net losses occur in the future, will have, an adverse effect on our stockholders’ equity and working capital. To sustain profitability, we must:

•	attract, integrate, retain and motivate highly qualified professionals;

•	achieve and maintain adequate utilization and suitable billing rates for our revenue-generating professionals;

•	expand our existing relationships with our clients and identify new clients in need of our services;

•	maintain and enhance our brand recognition; and

•	adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives. Further, our limited operating history makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in highly competitive industries. The historical information in this report may not be indicative of our future financial condition and future performance. For example, we expect that our future annual growth rate in revenues will moderate and likely be less than the growth rates experienced in the early part of our history.

If we are unable to manage the growth of our business successfully, we may not be able to sustain profitability.

We have grown significantly since we commenced operations, nearly quadrupling the number of our revenue-generating professionals from 213 as of May 31, 2002 to 842 as of December 31, 2006. As we continue to increase the number of our employees, we may not be able to successfully manage a significantly larger workforce. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures and controls and will continue to do so in the future. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial, accounting and other systems, procedures and controls, which will increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. This need to augment our support infrastructure due to growth is compounded by our decision to become a public reporting company and the increased expense that has arisen in complying with existing and new regulatory requirements. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosure. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our revenue-generating professionals.

Our profitability depends to a large extent on the utilization and billing rates of our professionals. Utilization of our professionals is affected by a number of factors, including:

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

As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our ten largest clients accounted for 31.2%, 38.3% and 27.8% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Revenues from one client accounted for 10.2% of our revenues in 2006 while revenues from another client accounted for 11.1% of our revenues in 2005. No single client accounted for more than 10.0% of our revenues in 2004. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year and a major client in one fiscal period may not require or decide to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

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

Our ability to maintain and attract new business depends upon our reputation, the professional reputation of our revenue-generating employees and the quality of our services.

As a professional services firm, our ability to secure new engagements depends heavily upon our reputation and the individual reputations of our professionals. Any factor that diminishes our reputation or that of our employees, including not meeting client expectations or misconduct by our employees, could make it substantially more difficult for us to attract new engagements and clients. Similarly, because we obtain many of our new engagements from former or current clients or from referrals by those clients or by law firms that we have worked with in the past, any client that questions the quality of our work or that of our consultants could impair our ability to secure additional new engagements and clients.

The consulting services industry is highly competitive, and we may not be able to compete effectively.

The consulting services industry in which we operate includes a large number of participants and is intensely competitive. We face competition from other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms and the internal professional resources of organizations. In addition, because there are relatively low barriers to entry, we expect to continue to face additional competition from new entrants into the business operations and financial consulting industries. We have offices in the United States and do not have any international offices. Many of our competitors have a greater national presence and are also international in scope, as well as have significantly greater personnel, financial, technical and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Our ability to compete also depends in part on the ability of our competitors to hire, retain and motivate skilled professionals, the price at which others offer comparable services and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.

Additional hiring and acquisitions could disrupt our operations, increase our costs or otherwise harm our business.

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and potentially by acquiring additional complementary businesses. However, we may be unable to identify, hire, acquire or successfully integrate new employees and complementary businesses without substantial expense, delay or other operational or financial problems. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the price we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition, including with respect to Speltz & Weis, Galt, DRCS, Aaxis, Wellspring, and Glass. Hiring additional employees or acquiring complementary businesses could also involve a number of additional risks, including:

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

As previously discussed, in January 2007, we acquired Glass, a turnaround and restructuring consulting firm that we combined with our existing corporate advisory services practice. This practice provides various turnaround, restructuring and bankruptcy services to companies in financial distress or their creditors, or other stakeholders. If the number of large bankruptcies declines, the revenues from this practice could decline, which could harm our ability to sustain profitability and could also limit the effectiveness of our acquisition of Glass.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.

Fixed-fee engagements generated approximately 13.4%, 11.5% and 11.8% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.

From time to time, primarily in our corporate advisory services and strategic sourcing practices, we enter into engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually defined goals. The achievement of these contractually-defined goals is often impacted by factors outside of our control, such as the actions of our client or third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. While performance-based fees comprised 2.8%, 3.7% and 5.1% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively, we intend to continue to enter into performance-based fee arrangements and these engagements may impact our revenues to a greater extent in the future. Should performance-based fee arrangements represent a greater percentage of our business in the future, we may experience increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from increases in our utilization rate or average billing rate per hour. For example, net deferrals of $1.4 million of performance-based fees for services rendered had the effect of reducing our average billing rate per hour for the third quarter of 2005 by $6, while net recognition of $1.1 million of performance-based fees had the effect of increasing our average billing rate per hour for the fourth quarter of 2005 by $5.

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

We or some of our professionals could be named in lawsuits because we were founded by former Arthur Andersen LLP partners and professionals and contracted with Arthur Andersen for releases from non-competition agreements.

We were founded by a core group of professionals that consisted primarily of former Arthur Andersen LLP partners and professionals, and we entered into a contract with Arthur Andersen to release these partners and professionals from non-competition agreements with Arthur Andersen. These circumstances might lead creditors of Arthur Andersen and other parties to bring claims against us or some of our managing directors or other consultants seeking recoveries for liabilities of Arthur Andersen and we may not be able to successfully avoid liability for such claims. In addition, litigation of this nature or otherwise could divert the time and attention of our managing directors and employees, and we could incur substantial defense costs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located in Chicago, Illinois, consisting of approximately 88,000 square feet of office space, under a lease that expires in September 2014. We have two five-year renewal options under the lease that will allow us to continue to occupy this office space until September 2024. This facility accommodates our executive team and corporate departments, as well as professionals in each of our practices. We also have a core office located in New York City, New York, consisting of approximately 57,000 square feet of office space, under a lease that expires in July 2016, with a one five-year renewal option. Additionally, we occupy leased facilities for our other offices located in Boston, Charlotte, Houston, Los Angeles, San Francisco and Washington, D.C. We also occupy leased facilities for our three document review centers located in Miramar, Florida, Raleigh, North Carolina and Rock Hill, South Carolina. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Trading in Huron’s common stock commenced on October 13, 2004, under the symbol “HURN.” HURN is traded on The NASDAQ Global Select Market. The following table sets forth, on a per share basis and for the period indicated, the high and low closing sales prices for Huron’s common stock as reported by The NASDAQ Stock Market.

	High	Low
2005:
First Quarter	$25.56	$19.76
Second Quarter	$25.25	$19.46
Third Quarter	$28.30	$23.10
Fourth Quarter	$28.40	$23.45
2006:
First Quarter	$31.31	$23.90
Second Quarter	$36.05	$29.60
Third Quarter	$39.89	$32.09
Fourth Quarter	$45.98	$36.92

Holders

As of February 9, 2007, there were 75 holders of record of Huron’s common stock.

Dividends

Other than a special dividend in 2004, we have not declared or paid any dividends on our common stock since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We currently expect that we will retain our future earnings, if any, for use in the operation and expansion of our business. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors the board of directors may deem relevant. In addition, the bank credit agreement that we entered into on June 7, 2006 restricts dividends to an amount up to $10 million per fiscal year plus 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included elsewhere in this annual report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2006, we redeemed 52,300 shares of common stock with a weighted-average fair market value of $39.45 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 – October 31, 2006	50,115	$39.41	N/A	N/A
November 1, 2006 – November 30, 2006	1,708	$40.11	N/A	N/A
December 1, 2006 – December 31, 2006	477	$41.14	N/A	N/A

Total	52,300	$39.45	N/A	N/A

N/A	– Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

We have derived the following selected consolidated financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003, and as of the end of and for the period from March 19, 2002 (inception) to December 31, 2002 from our audited consolidated financial statements. The following data reflects the acquisitions that we have completed through December 31, 2006. The results of operations for the acquired entities have been included in our results of operations since the date of their acquisitions. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7. Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

Consolidated statements of operations data (in thousands, except per share and other operating data):	Year Ended December 31,				March 19, 2002 (inception) to Dec 31, 2002
	2006	2005	2004	2003
Revenues and reimbursable expenses:
Revenues	$288,588	$207,213	$159,550	$101,486	$35,101
Reimbursable expenses	33,330	18,749	14,361	8,808	2,921

Total revenues and reimbursable expenses	321,918	225,962	173,911	110,294	38,022
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	163,569	117,768	93,248	69,401	26,055
Intangible assets amortization	2,207	1,314	—	—	—
Reimbursable expenses	33,506	18,982	14,281	8,929	2,921

Total direct costs and reimbursable expenses	199,282	138,064	107,529	78,330	28,976
Operating expenses:
Selling, general and administrative	65,926	51,035	40,858	25,185	8,813
Depreciation and amortization (1)	9,201	5,282	2,365	5,328	3,048
Restructuring charges	—	—	3,475	—	—
Management and advisory fees paid to related parties	—	—	—	—	2,750
Loss on lease abandonment	—	—	—	1,668	—
Organization costs	—	—	—	—	965

Total operating expenses	75,127	56,317	46,698	32,181	15,576

Operating income (loss)	47,509	31,581	19,684	(217)	(6,530)
Other income (expense):
Interest income (expense), net	(703)	472	(692)	(856)	(332)
Other income (expense)	16	(37)	—	(112)	(1)

Total other income (expense)	(687)	435	(692)	(968)	(333)

Income (loss) before provision (benefit) for income taxes	46,822	32,016	18,992	(1,185)	(6,863)
Provision (benefit) for income taxes	20,133	14,247	8,128	(122)	(2,697)

Net income (loss)	26,689	17,769	10,864	(1,063)	(4,166)
Accrued dividends on 8% preferred stock	—	—	931	1,066	646

Net income (loss) attributable to common stockholders	$26,689	$17,769	$9,933	$(2,129)	$(4,812)

Net income (loss) attributable to common stockholders per share (2):
Basic	$1.63	$1.13	$0.77	$(0.18)	$(0.41)
Diluted	$1.54	$1.05	$0.72	$(0.18)	$(0.41)
Weighted average shares used in calculating net income (loss) attributable to common stockholders per share (2):
Basic	16,359	15,741	12,820	11,871	11,803
Diluted	17,317	16,858	13,765	11,871	11,803
Cash dividend per common share (3)	$—	$—	$0.09	$—	$—

Other operating data (unaudited):	Year Ended December 31,				March 19, 2002 (inception) to Dec 31, 2002
	2006	2005	2004	2003
Number of revenue-generating professionals (at end of period) (4)	842	632	483	477	262
Average number of revenue-generating professionals (for the period) (4)	716	564	485	361	247
Number of billable consultants (at end of period) (4)	794	632	483	477	262
Average number of billable consultants (for the period) (4)	698	564	485	361	247
Utilization rate for billable consultants (5)	77.8%	76.5%	72.2%	66.1%	57.3%
Average billing rate per hour (6)	$260	$249	$239	$217	$206

	As of December 31,
Consolidated balance sheet data (in thousands):	2006	2005	2004	2003	2002
Cash and cash equivalents	$16,572	$31,820	$28,092	$4,251	$4,449
Working capital	$36,047	$52,272	$42,898	$10,159	$9,780
Total assets	$199,444	$129,699	$83,219	$39,889	$26,583
Long-term debt (7)	$1,000	$2,127	$—	$10,076	$10,076
Total 8% preferred stock (8)	$—	$—	$—	$14,212	$13,146
Total stockholders’ equity (deficit)	$116,580	$75,532	$49,233	$(6,624)	$(4,543)

(1)	Intangible assets amortization relating to customer contracts is presented as a component of total direct costs. Depreciation, amortization of leasehold improvements and amortization of intangible assets relating to customer relationships and non-competition agreements are presented as a component of operating expenses.
(2)	Adjusted for a 1 for 2.3 reverse stock split effected on October 5, 2004.
(3)	On May 12, 2004, we declared a special dividend on each outstanding share of our common stock and 8% preferred stock payable to holders of record on May 25, 2004. We paid the special dividend on June 29, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.25 million, or $0.09 per share of common stock and $9.64 per share of 8% preferred stock. Other than the special dividend, we have not declared or paid any dividends on our common stock since our inception and do not intend to pay any dividends on our common stock in the foreseeable future.
(4)	Revenue-generating professionals consist of our billable consultants and other professionals. Billable consultants generate revenues primarily based on number of hours worked while our other professionals generate revenues based on number of hours worked and units produced, such as pages reviewed and data processed. Revenue-generating professionals exclude interns and independent contractors.
(5)	We calculate the utilization rate for our billable consultants by dividing the number of hours all our billable consultants worked on client assignments during a period by the total available working hours for all of our billable consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(6)	For engagements where revenues are based on number of hours worked by our billable consultants, average billing rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(7)	Consists of notes payable issued in connection with the acquisition of Speltz & Weis LLC at December 31, 2006 and 2005. Also includes capital lease obligations, net of current portions, at December 31, 2005. Consists of 8% promissory notes at December 31, 2003 and 2002.
(8)	On October 18, 2004, we used $15.1 million of the proceeds of the initial public offering to redeem all of the outstanding 8% preferred stock, plus cumulative dividends and a liquidation participation amount totaling $2.6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are an independent provider of financial and operational consulting services. Our highly experienced professionals employ their expertise in accounting, finance, economics and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. We commenced operations in May 2002 with a core group of experienced consultants, composed primarily of former Arthur Andersen LLP partners and professionals, along with equity sponsorship from a group of investors led by Lake Capital Management LLC.

On October 18, 2004, we completed our initial public offering. In the initial public offering, we sold 3,333,333 shares of common stock and a selling stockholder, HCG Holdings LLC, sold 1,666,667 shares of common stock at an offering price of $15.50 per share. On October 22, 2004, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares of common stock from the selling stockholder. The initial public offering generated gross proceeds to us of $51.7 million, or $48.0 million net of underwriting discounts. We did not receive any proceeds from the shares sold by the selling stockholder. On October 18, 2004, we used $15.1 million of the net proceeds to redeem the outstanding 8% preferred stock, including cumulative dividends and a liquidation participation amount totaling $2.6 million. Also on October 18, 2004, the Company used $10.7 million of the net proceeds to repay the notes payable to HCG Holdings LLC, including accrued and unpaid interest of $0.6 million. The costs associated with the initial public offering, which totaled $3.3 million, were paid from the proceeds. On May 9, 2005, we used a portion of the remaining net proceeds from the initial public offering to pay the cash portion of the purchase price for our acquisition of Speltz & Weis LLC. We used the remaining initial public offering proceeds for general corporate purposes.

In a secondary offering completed in the first quarter of 2006, HCG Holdings LLC sold 7,245,000 shares of our common stock at an offering price of $27.00 per share. We did not offer any shares and did not receive any proceeds from this offering.

We have grown significantly since we commenced operations, nearly quadrupling the number of our revenue-generating professionals from 213 as of May 31, 2002 to 842 as of December 31, 2006 through hiring and acquisitions of complementary businesses. Revenues in 2006 totaled $288.6 million, a 39.3% increase from 2005 and an 80.9% increase from 2004. These increases resulted from a combination of organic growth as well as our business acquisitions. Since inception through December 31, 2006, we have completed the following acquisitions:

Speltz & Weis LLC

In May 2005, we acquired 100% of the outstanding membership interests of Speltz & Weis LLC (“Speltz & Weis”), a specialized consulting firm that provides interim management and crisis management services to healthcare facilities. With the acquisition of Speltz & Weis, we began to provide full-service offerings to distressed hospitals and other healthcare facilities. This acquisition was consummated on May 9, 2005 and the results of operations of Speltz & Weis have been included within our Financial Consulting segment since that date. The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million in cash paid at closing, notes payable totaling $3.0 million payable in three equal annual installments of $1.0 million (together with accrued interest at 4% per annum) that began on May 8, 2006, and $0.2 million of transaction costs. Additional purchase consideration may be payable based on the performance of Speltz & Weis over a three-year period. Such amounts will be recorded as an adjustment to goodwill if payable. No additional purchase consideration has been earned by Speltz & Weis as of December 31, 2006. Also, additional payments may be made based on the amount of revenues we receive from certain referrals made by Speltz & Weis employees. Such amounts will be recorded as an expense if payable.

MSGalt & Company, LLC

In April 2006, we acquired substantially all of the assets of MSGalt & Company, LLC (“Galt”), a specialized advisory firm that designs and implements corporate-wide programs to improve shareholder returns. With the acquisition of Galt, we expanded our value and service offerings to the office of the chief executive officer and boards of Fortune 500 companies. This acquisition was consummated on April 3, 2006 and the results of operations of Galt have been included within our Operational Consulting segment since that date. The aggregate purchase price of this acquisition was $28.4 million, which consisted of $20.4 million in cash paid at closing, $0.3 million of transaction costs, and $7.7 million of additional purchase price earned by Galt during 2006 subsequent to the acquisition, as certain performance targets were met. We financed this acquisition with cash on hand and borrowings of $6.5 million under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by Galt employees over a four-year period. Such amounts will be recorded as an expense.

Document Review Consulting Services LLC and Aaxis Technologies Inc.

In July 2006, we acquired Document Review Consulting Services LLC (“DRCS”) and Aaxis Technologies Inc. (“Aaxis”). With the acquisitions of DRCS and Aaxis, we enhanced our service offerings to the office of the general counsel and law firms by helping them manage information in a comprehensive manner during litigation, investigations, mergers and acquisitions, and other major transactions. These acquisitions were consummated in two separate transactions on July 31, 2006 and the results of operations of DRCS and Aaxis have been included within our Operational Consulting segment since that date.

The aggregate purchase price of the DRCS acquisition was $16.9 million, which consisted of $2.0 million in cash paid at closing, $0.2 million of transaction costs, $14.4 million of debt and liabilities assumed, the majority of which we immediately discharged, and $0.3 million of additional purchase price earned by DRCS in 2006 subsequent to the acquisition, as certain performance targets were met. Additional purchase consideration may be payable if specific performance targets are met over a three-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

The aggregate purchase price of the Aaxis acquisition was $7.8 million, which consisted of $5.1 million in cash paid at closing, $0.1 million of transaction costs, $1.9 million of debt and liabilities assumed, all of which we immediately discharged, and a $0.7 million working capital adjustment. Additional purchase consideration may be payable if specific performance targets are met over a three-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. No additional purchase consideration has been earned by Aaxis through December 31, 2006.

We financed the DRCS and Aaxis acquisitions with cash on hand and borrowings totaling $22.0 million under our bank credit agreement.

Subsequent to December 31, 2006, we completed two additional acquisitions:

Wellspring Partners LTD

In January 2007, we acquired Wellspring Partners LTD (“Wellspring”), a management consulting firm specializing in integrated performance improvement services for hospitals and health systems. With the acquisition of Wellspring, we expand our national presence in the healthcare provider sector. The results of operations of Wellspring will be included with the Company’s results of operations beginning on January 2, 2007. The aggregate purchase price of this acquisition was approximately $65.0 million in cash paid at closing, subject to a working capital adjustment. We financed this acquisition with a combination of cash on hand and borrowings under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

Glass & Associates, Inc.

Also in January 2007, we acquired Glass & Associates, Inc. (“Glass”), a turnaround and restructuring consulting firm that provides advice and leadership to troubled businesses in the United States and Europe. With the acquisition of Glass, we expand our position in the consulting and restructuring marketplace, as well as expand our interim management capabilities to distressed companies in industries beyond healthcare. The results of operations of Glass will be included with the Company’s results of operations beginning on January 2, 2007. The aggregate purchase price of this acquisition was approximately $30.0 million in cash, subject to a working capital adjustment. We financed this acquisition with a combination of cash on hand and borrowings under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

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

Revenues

The majority of our revenues are generated by our billable consultants who provide consulting services to our clients. A smaller portion of our revenues is generated by our other professionals, consisting of our document review and electronic data discovery groups, whom we acquired during 2006 as discussed above and who generate revenues primarily based on number of hours worked and units produced such as pages reviewed or data processed. We refer to our billable consultants and other professionals collectively as revenue-generating professionals.

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

Most of our revenues are generated based on either the number of hours incurred by our billable consultants and independent contractors, or the number of hours incurred or units produced by our other professionals at agreed upon rates. We refer to these types of arrangements collectively as time and expense engagements. Time-and-expense engagements represented 83.8%, 84.8% and 83.1% of our revenues in 2006, 2005 and 2004, respectively.

In fixed-fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed-fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the years ended December 31, 2006, 2005 and 2004, fixed-fee engagements represented approximately 13.4%, 11.5% and 11.8%, respectively, of our revenues.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. For example, our revenues for the second quarter of 2004 included a $1.6 million success fee earned on a time-and-expense engagement that included a performance-based component related to the completion of a series of asset sales transactions managed on behalf of a single financial consulting segment client over a two-year period. While performance-based fee revenues represented approximately 2.8%, 3.7% and 5.1% of our revenues in 2006, 2005 and 2004, respectively, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Our quarterly results are impacted principally by our billable consultant’s utilization rate, the number of business days in each quarter and the number of our revenue-generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of spending on existing and new engagements, which would negatively affect our utilization rate. The number of business work days are also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have 10% to 15% fewer business work days available in the third and fourth quarters of the year, which can impact revenues during those periods.

Reimbursable expenses

Reimbursable expenses that are billed to clients, primarily relating to travel and out-of-pocket expenses incurred in connection with engagements, are included in total revenues and reimbursable expenses, and typically an equivalent amount of these expenses are included in total direct costs and reimbursable expenses. Reimbursable expenses also include subcontractors that are billed to our clients at cost. The amount of reimbursable expenses included in total revenues and reimbursable expenses may not always correspond with the amount of these expenses included in total direct costs and reimbursable expenses due to the fact that revenues from reimbursable expenses associated with performance-based engagements may be deferred and recognized at a later date when the revenue on these engagements is recognized. This treatment can result in a timing difference between when revenue from reimbursable expenses is recognized and when such expenses are recognized in the statement of operations. Such timing differences are eliminated when the performance-based engagement is completed, as total cumulative revenues from reimbursable expenses will equal the total cumulative reimbursable expenses incurred on the engagement. We manage our business on the basis of revenues before reimbursable expenses. We believe this is the most accurate reflection of our services because it eliminates the effect of these reimbursable expenses that we bill to our clients at cost.

Total direct costs

Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include direct costs consisting of salaries, performance bonuses, payroll taxes and benefits for revenue-generating professionals, as well as fees paid to independent subcontractors that we retain to supplement full-time personnel, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and stock option awards granted to our revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense will increase in the future. Total direct costs also include intangible assets amortization relating to customer contracts.

Operating expenses

Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes and benefits, as well as share-based compensation for our non-revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense will increase in the future. Also included in this category are other sales and marketing related expenses, rent and other office-related expenses, and professional fees. Other operating expenses include certain depreciation and amortization expenses not included in total direct costs

Segment results

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate office support costs, all office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and company-wide business development functions, as well as costs related to overall corporate management.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The notes to our consolidated financial statements include disclosure of our significant accounting policies. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are five accounting policies that could be considered critical. These critical policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, valuation of net deferred tax assets and share-based compensation.

Revenue recognition

We recognize revenues in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectibility is reasonably assured. Our services are primarily rendered under arrangements that require the client to pay based on the hours incurred by our revenue-generating professionals, the number of pages reviewed by our document review group, or the amount of data processed by our electronic data discovery group at agreed-upon rates and recognized as services are provided. Revenues related to fixed-fee engagements are recognized based on estimates of work completed versus the total services to be provided under the engagement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. To date, such losses have not been significant. Revenues related to performance-based engagements are recognized when all performance-based criteria are met. We also have contracts with clients to deliver multiple services that are covered under both individual and separate engagement letters. These arrangements allow for our services to be valued and accounted for on a separate basis. Reimbursable expenses related to time-and-expense and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred. Reimbursable expenses subject to performance-based criteria are recognized as revenue when all performance criteria are met. Direct costs incurred on all types of engagements, including performance-based engagements, are recognized in the period in which incurred.

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

Carrying value of goodwill and other intangible assets

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of December 31, 2006 was $53.3 million, which resulted from our acquisitions. Pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually or whenever indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of April 30, 2006 and determined that no impairment of goodwill existed as of that date. Further, no indications of impairment have arisen since that date.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $4.2 million at December 31, 2006 and consist of customer contracts, customer relationships, non-competition agreements and technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets. For example, during the third quarter of 2005, we wrote off a portion of the intangible assets pertaining to a customer contract as described in “Client Bankruptcy Case” below.

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

Share-based compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value. Given the lack of a public market for our common stock prior to our IPO, we established an estimated fair value of the common stock as well as the exercise price for the options to purchase this stock. We estimated the fair value of our common stock by evaluating our results of business activities and projections of our future results of operations.

RESULTS OF OPERATIONS

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated.

Segment and Consolidated Operating Results (in thousands):	Year Ended December 31,
	2006	2005	2004
Revenues and reimbursable expenses:
Financial Consulting	$138,543	$118,178	$92,378
Operational Consulting	150,045	89,035	67,172

Total revenues	288,588	207,213	159,550
Total reimbursable expenses	33,330	18,749	14,361

Total revenues and reimbursable expenses	$321,918	$225,962	$173,911

Operating income:
Financial Consulting	$58,016	$46,676	$34,365
Operational Consulting	51,985	31,680	23,009

Total segment operating income	110,001	78,356	57,374

Unallocated corporate costs	53,291	41,493	31,850
Depreciation and amortization expense	9,201	5,282	2,365
Other operating expenses	—	—	3,475

Total operating expenses	62,492	46,775	37,690

Operating income	$47,509	$31,581	$19,684

Other Operating Data
Number of revenue-generating professionals (at period end) (1):
Financial Consulting – Billable Consultants	344	306	269
Operational Consulting – Billable Consultants	450	326	214
Operational Consulting – Other Professionals	48	—	—

Total	842	632	483

Average number of revenue-generating professionals (for the period):
Financial Consulting – Billable Consultants	316	286	279
Operational Consulting – Billable Consultants	382	278	206
Operational Consulting – Other Professionals	18	—	—

Total	716	564	485

Billable consultant utilization rate (2):
Financial Consulting	80.5%	79.9%	71.6%
Operational Consulting	75.6%	73.1%	73.0%
Total	77.8%	76.5%	72.2%

Average billing rate per hour (3):
Financial Consulting	$282	$275	$257
Operational Consulting	$240	$222	$218
Total	$260	$249	$239

(1)	Revenue-generating professionals consist of our billable consultants and other professionals. Billable consultants generate revenues primarily based on number of hours worked while our other professionals generate revenues based on number of hours worked and units produced, such as pages reviewed and data processed. Revenue-generating professionals exclude interns and independent contractors.
(2)	We calculate the utilization rate for our billable consultants by dividing the number of hours all our billable consultants worked on client assignments during a period by the total available working hours for all of our billable consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	For engagements where revenues are based on number of hours worked by our billable consultants, average billing rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

Revenues increased $81.4 million, or 39.3%, to $288.6 million for the year ended December 31, 2006 from $207.2 million for the year ended December 31, 2005. Revenues for the year ended December 31, 2006 included revenues generated by Galt since April 3, 2006 and revenues generated by DRCS and Aaxis since July 31, 2006. Revenues from time-and-expense engagements increased $66.0 million, or 37.5%, to $241.9 million for the year ended December 31, 2006 from $175.9 million for the year ended December 31, 2005. Revenues from fixed-fee engagements increased $15.0 million, or 63.0%, to $38.8 million for the year ended December 31, 2006 from $23.8 million for the year ended December 31, 2005. Revenues from performance-based engagements increased $0.4 million, or 5.3%, to $7.9 million for the year ended December 31, 2006 from $7.5 million for the year ended December 31, 2005.

Of the overall $81.4 million increase in revenues, $66.8 million was attributable to an increase in the number of revenue-generating professionals and usage of independent contractors, particularly within our document review group, $11.3 million was attributable to an increase in the average billing rate per hour, and $3.3 million was attributable to an increase in the utilization rate of our billable consultants. These increases were reflective of growing demand for our services from new and existing clients and our acquisitions. The average number of revenue-generating professionals increased to 716 for the year ended December 31, 2006 from 564 for the year ended December 31, 2005, as we added a significant number of billable consultants in our Operational Consulting segment, as well as other professionals from our acquisitions. Revenues generated by independent contractors increased $12.8 million, or 253.9%, to $17.8 million for the year ended December 31, 2006 from $5.0 million for the same period last year. Our average billing rate per hour for engagements where revenues are based on number of hours worked by our billable consultants increased 4.4% to $260 for the year ended December 31, 2006 from $249 for the year ended December 31, 2005. Average billing rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked on client assignments during the same period. Our billable consultant utilization rate increased to 77.8% for the year ended December 31, 2006 from 76.5% for the same period last year. The utilization rate for any given period is calculated by dividing the number of hours all our billable consultants worked on client assignments during the period by the total available working hours for all of our billable consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

Total direct costs

Our direct costs increased $45.8 million, or 38.9%, to $163.6 million in the year ended December 31, 2006 from $117.8 million in the year ended December 31, 2005. Approximately $33.9 million of the increase was attributable to the increase in the average number of revenue-generating professionals described above, the promotion of our billable consultants during the year, including nine to the managing director level effective January 1, 2006, and their related salaries, bonuses and benefit costs. Share-based compensation expense associated with our revenue-generating professionals increased $1.7 million, or 34.0%, to $6.7 million during 2006 from $5.0 million during 2005. Additionally, $7.3 million of the increase in direct costs was attributable to higher levels of independent contractor usage, particularly within our document review group.

Total direct costs for the years ended December 31, 2006 and 2005 included $2.2 million and $1.3 million, respectively, of intangible assets amortization expense. The increase in 2006 was primarily attributable to the 2006 acquisitions of Galt, DRCS and Aaxis, in which customer contracts totaling $2.1 million were acquired and fully amortized during the year.

Operating expenses

Selling, general and administrative expenses increased $14.9 million, or 29.2%, to $65.9 million in the year ended December 31, 2006 from $51.0 million in the year ended December 31, 2005. Approximately $3.8 million of this increase was due to an increase in non-revenue-generating professionals and their related salaries, bonuses and benefits costs. We added a number of non-revenue-generating professionals during the past year to continue to support a public company infrastructure and to support our growth. Share-based compensation expense associated with our non-revenue-generating professionals increased $1.2 million, or 63.2%, to $3.1 million during 2006 from $1.9 million during 2005. Another $3.7 million of the increase was primarily due to higher facilities costs attributable to two new leases that we entered into during the second half of 2005. The remaining increase in selling, general and administrative costs during 2006 compared to the same period last year was due to a $1.8 million increase in marketing and promotional expenses and a $1.7 million increase in training and recruiting costs. During 2005, we incurred costs associated with a secondary offering that was withdrawn in November 2005 and a secondary offering that was completed in February 2006. These costs totaled $0.5 million after tax, or $0.03 per diluted share. During the first quarter of 2006, we completed our secondary offering and recorded related costs totaling $0.6 million after tax, or $0.03 per diluted share. These costs were expensed in the period incurred because we did not issue new securities in the offering.

Depreciation expense increased $2.5 million, or 56.8%, to $6.9 million in the year ended December 31, 2006 from $4.4 million in the year ended December 31, 2005 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Amortization of non-direct intangible assets, which include customer relationships and non-competition agreements, was $2.3 million and $0.9 million, for the years ended December 31, 2006 and 2005, respectively. Also included in amortization expense in the year ended December 31, 2005 is a $0.6 million charge representing the write-off of an intangible asset relating to a Speltz & Weis customer contract, as described in “Client Bankruptcy Case” below.

Operating income

Operating income increased $15.9 million, or 50.4%, to $47.5 million for the year ended December 31, 2006 from $31.6 million for the year ended December 31, 2005. The increase in operating income was primarily due to the increase in revenues, partially offset by the increases in direct costs and operating expenses as discussed above. Operating margin, which is defined as operating income expressed as a percentage of revenues, was 16.5% in the year ended December 31, 2006 compared to 15.2% in the year ended December 31, 2005.

Due to the costs associated with the factors listed below, combined with continuing growth in our business activity, we expect our direct costs and operating expenses to continue to increase in 2007 as compared to 2006.

•	During the second quarter of 2006 we acquired Galt and during the third quarter of 2006 we acquired DRCS and Aaxis. As a result of these acquisitions, we added over 100 professionals to our workforce.

•

During 2006, we increased the number of our revenue-generating managing directors from 75 at December 31, 2005 to 99 at December 31, 2006. In addition, in January 2007, we promoted 20 of our employees to the managing director level, compared to 11 in January 2006. During 2007, we expect to continue to hire additional managing directors. We anticipate that some of these managing directors may not be in a position to generate revenues for a period of six months or more, as they will initially focus their time on new sales efforts. Additionally, a significant number of the managing directors that we will hire in 2007 may be subject to restrictive covenants and may require additional time to establish new client relationships.

•	In 2007, we expect to hire additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors.

•	We completed the acquisitions of Wellspring and Glass during January 2007. As a result of these acquisitions, we have added over 120 full-time employees.

•	We expect to continue to use independent contractors to supplement our full-time staff, particularly in our document review and healthcare management businesses.

Net income

Net income increased $8.9 million, or 50.2%, to $26.7 million for the year ended December 31, 2006 from $17.8 million for the year ended December 31, 2005. Diluted earnings per share increased 46.7% to $1.54 for the year ended December 31, 2006 from $1.05 for the year ended December 31, 2005. The increase was primarily attributable to an increase in net income, slightly offset by an increase in weighted-average shares outstanding.

Segment results

Financial Consulting

Revenues

Financial Consulting segment revenues, which includes revenues generated by Speltz & Weis since May 9, 2005, increased $20.3 million, or 17.2%, to $138.5 million for the year ended December 31, 2006 from $118.2 million for the year ended December 31, 2005. Revenues from time-and-expense engagements increased $21.8 million, or 19.2%, to $135.4 million for the year ended December 31, 2006 from $113.6 million for the year ended December 31, 2005. Revenues from fixed-fee engagements decreased $1.9 million, or 41.3%, to $2.7 million for the year ended December 31, 2006 from $4.6 million for the year ended December 31, 2005. Revenues from performance-based engagements for the year ended December 31, 2006 totaled $0.4 million and were immaterial for 2005.

Of the overall $20.3 million increase in revenues, $15.8 million was primarily attributable to an increase in the number of billable consultants, $3.6 million was attributable to an increase in the average billing rate per hour, and $0.9 million was attributable to an increase in the utilization rate of our billable consultants. These increases were reflective of growing demand for our services from new and existing clients. The average number of billable consultants increased to 316 for the year ended December 31, 2006 from 286 for the year ended December 31, 2005. The average billing rate per hour increased to $282 for the year ended December 31, 2006 from $275 for the year ended December 31, 2005. The utilization rate for the Financial Consulting segment increased slightly to 80.5% for the year ended December 31, 2006 from 79.9% for the year ended December 31, 2005.

Operating income

Financial Consulting segment operating income increased $11.3 million, or 24.3%, to $58.0 million for the year ended December 31, 2006 from $46.7 million in the year ended December 31, 2005. The Financial Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 41.9% for the year ended December 31, 2006 from 39.5% for the year ended December 31, 2005 primarily due to lower general and administrative costs.

Operational Consulting

Revenues

Operational Consulting segment revenues increased $61.0 million, or 68.5%, to $150.0 million for the year ended December 31, 2006 from $89.0 million for the year ended December 31, 2005. Revenues during 2006 included revenues generated by Galt since April 3, 2006 and revenues generated by DRCS and Aaxis since July 31, 2006. Revenues from time-and-expense engagements increased $44.2 million, or 70.9%, to $106.5 million for the year ended December 31, 2006 from $62.3 million for the year ended December 31, 2005. Revenues from fixed-fee engagements increased $16.8 million, or 87.5%, to $36.0 million for the year ended December 31, 2006 from $19.2 million for the year ended December 31, 2005. Revenues from performance-based engagements totaled $7.5 million for each of the years ended December 31, 2006 and 2005.

Of the overall $61.0 million increase in revenues, $50.9 million was attributable to an increase in the number of revenue-generating professionals and usage of independent contractors, particularly within our document review group, $7.6 million was attributable to an increase in the average billing rate per hour, and $2.5 million was attributable to an increase in the utilization rate of our billable consultants. These increases were reflective of growing demand for our services from new and existing clients and our acquisitions. The average number of revenue-generating professionals increased to 400 for the year ended December 31, 2006 from 278 for the year ended December 31, 2005, as we added a significant number of billable consultants over the past year. The increase in headcount was also reflective of our acquisitions. Independent contractor revenues increased $11.6 million to $14.3 million for the year ended December 31, 2006 from $2.8 million for the year ended December 31, 2005. The average billing rate per hour for engagements where revenues are based on number of hours worked by our billable consultants increased 8.1% to $240 for the year ended December 31, 2006 from $222 for 2005. The billable consultant utilization rate for our Operational Consulting segment increased to 75.6% for the year ended December 31, 2006 from 73.1% for the year ended December 31, 2005.

Operating income

Operational Consulting segment operating income increased $20.3 million, or 64.1%, to $52.0 million for the year ended December 31, 2006 from $31.7 million for the year ended December 31, 2005. Segment operating margin decreased from 35.6% for the year ended December 31, 2005 to 34.6% for the year ended December 31, 2006 primarily due to higher amortization of intangible assets relating to customer contracts and higher general and administrative costs, partially offset by lower direct costs as a percentage of revenues.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

Revenues increased $47.6 million, or 29.9%, to $207.2 million for the year ended December 31, 2005 from $159.6 million for the year ended December 31, 2004. Revenues for the year ended December 31, 2005 included $9.8 million of revenues generated by Speltz & Weis. Revenues from time-and-expense engagements increased $43.3 million, or 32.7%, to $175.9 million for the year ended December 31, 2005 from $132.6 million for the year ended December 31, 2004. Revenues from fixed-fee engagements increased $5.0 million, or 26.6%, to $23.8 million for the year ended December 31, 2005 from $18.8 million for the year ended December 31, 2004. Revenues from performance-based engagements decreased $0.7 million, or 8.5%, to $7.5 million for the year ended December 31, 2005 from $8.2 million for the year ended December 31, 2004.

Of the overall $47.6 million increase in revenues, $27.4 million was attributable to an increase in the number of revenue-generating professionals and increased usage of independent contractors, $10.8 million was attributable to an increase in the utilization rate of our billable consultants, and $9.4 million was attributable to an increase in the average billing rate per hour. These increases were reflective of growing demand for our services from new and existing clients. The average number of revenue-generating professionals increased to 564 for the year ended December 31, 2005 from 485 for the year ended December 31, 2004, as we added a substantial number of consultants in our Operational Consulting segment, as well as from our acquisition of Speltz & Weis. Revenues generated by independent contractors increased $2.9 million, or 138.1%, to $5.0 million for the year ended December 31, 2005 from $2.1 million for the same period last year. Our billable consultant utilization rate increased to 76.5% for the year ended December 31, 2005 from 72.2% for the same period last year. Additionally, our average billing rate per hour increased 4.2% to $249 for the year ended December 31, 2005 from $239 for the year ended December 31, 2004.

Total direct costs

Our direct costs increased $24.5 million, or 26.3%, to $117.8 million in the year ended December 31, 2005 from $93.2 million in the year ended December 31, 2004. This increase was primarily attributable to the increase in the average number of revenue-generating professionals described above and their related compensation and benefit costs, increased usage of independent contractors, as well as a $1.8 million increase in signing bonuses. Share-based compensation expense, a component of direct costs, relating to our revenue-generating professionals increased to $5.0 million for the year ended December 31, 2005 from $1.0 million for the same period last year due to the granting of restricted stock awards. On October 12, 2004, immediately prior to our initial public offering, we granted to our consultants a total of 489,500 shares of restricted common stock with an aggregate fair market value of $7.6 million. During 2005, we granted to our consultants an additional 558,100 shares of restricted common stock with an aggregate fair market value of $12.2 million. A full year of share-based compensation relating to the initial public offering grant is reflected in 2005 while only two and one-half months of expense is reflected in 2004.

Total direct costs in the year ended December 31, 2005 included $1.3 million of intangible assets amortization expense relating to purchased technology valued at $0.5 million, as well as customer contracts valued at $1.9 million that were acquired as part of the Speltz & Weis acquisition.

Operating expenses

Selling, general and administrative expenses increased $10.2 million, or 24.9%, to $51.0 million in the year ended December 31, 2005 from $40.9 million in the year ended December 31, 2004. The increase was due in part to an increase in the average number of non-revenue-generating professionals to 136 for the year ended December 31, 2005 from 112 for the year ended December 31, 2004 and their related compensation and benefit costs of $20.3 million in the year ended December 31, 2005 compared to $16.5 million in 2004. We added a number of non-revenue-generating professionals during 2005 to support a public company infrastructure.

Share-based compensation expense, a component of selling, general and administrative expenses, relating to our non-revenue-generating professionals increased $1.5 million, or 337.9%, to $1.9 million for the year ended December 31, 2005 from $0.4 million for the year ended December 31, 2004 due to the granting of restricted stock awards during the latter part of 2004. On October 12, 2004, immediately prior to our initial public offering, we granted to our non-revenue-generating professionals a total of 278,200 shares of restricted common stock with an aggregate fair market value of $4.3 million. During 2005, we granted to our non-billable professionals an additional 179,100 shares of restricted common stock with an aggregate fair market value of $4.1 million. A full year of share-based compensation relating to the initial public offering grant is reflected in 2005 while only two and one-half months of expense is reflected in 2004.

The remaining increase in selling, general and administrative costs in the year ended December 31, 2005 compared to the year ended 2004 was due to increases in recruiting costs, promotion and marketing costs, rent and other facility costs, legal fees, and new costs associated with being a public company, including Sarbanes-Oxley compliance. Additionally, during 2005 in connection with a secondary offering that was withdrawn in November 2005 and a secondary offering that was completed in February 2006, we incurred costs totaling $0.5 million after tax, or $0.03 per diluted share. These costs were expensed in the period incurred because we did not issue securities in either offering. These increases in selling, general and administrative expenses during 2005 were slightly offset by a $1.5 million decrease in severance charges as compared to 2004.

Depreciation expense increased $2.0 million, or 83.3%, to $4.4 million in the year ended December 31, 2005 from $2.4 million in the year ended December 31, 2004 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. In the year ended December 31, 2005, we recognized $0.9 million of intangible assets amortization. In conjunction with the Speltz & Weis acquisition, we recorded $0.7 million of intangible assets representing customer relationships, which was amortized over a weighted-average life of 15.1 months. Also included in amortization expense in the year ended December 31, 2005 is a $0.6 million charge representing the write-off of an intangible asset relating to a Speltz & Weis customer contract, as described in “Client Bankruptcy Case” below.

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

Segment results

Financial Consulting

Revenues

Financial Consulting segment revenues, which includes revenues generated by Speltz & Weis since the date of the acquisition, increased $25.8 million, or 27.9%, to $118.2 million for the year ended December 31, 2005 from $92.4 million for the year ended December 31, 2004. Revenues from time-and-expense engagements increased $28.9 million, or 34.1%, to $113.6 million for the year ended December 31, 2005 from $84.7 million for the year ended December 31, 2004. Revenues from fixed-fee engagements decreased $1.4 million, or 23.3%, to $4.6 million for the year ended December 31, 2005 from $6.0 million for the year ended December 31, 2004. Revenues from performance-based engagements for the year ended December 31, 2005 was immaterial, compared to $1.7 million for the year ended December 31, 2004, which primarily consisted of fees recognized relating to the successful completion of a series of asset sales transactions managed on behalf of a single client over a two-year period.

Of the overall $25.8 million increase in revenues, $10.7 million was attributable to an increase in the utilization rate of our billable consultants, $7.9 million was attributable to an increase in the average billing rate per hour, and $7.2 million was attributable to an increase in the number of revenue-generating professionals and an increase in the usage of independent contractors. These increases were reflective of growing demand for our services from new and existing clients. The utilization rate for our Financial Consulting segment increased to 79.9% for the year ended December 31, 2005 from 71.6% for the year ended December 31, 2004. The average billing rate per hour increased 7.0% to $275 for the year ended December 31, 2005 from $257 for the year ended December 31, 2004. Independent contractor revenues increased to $2.3 million for the year ended December 31, 2005 from $0.2 million for 2004.

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

Of the overall $21.8 million increase in revenues, $20.2 million was attributable to an increase in the number of revenue-generating professionals and increased usage of independent contractors, $1.5 million was attributable to an increase in the average billing rate per hour, and $0.1 million was attributable to an increase in the utilization rate of our billable consultants. These increases were reflective of growing demand for our services from new and existing clients. The average number of revenue-generating professionals increased to 278 for the year ended December 31, 2005 from 206 for the year ended December 31, 2004, as we added a significant number of consultants over the past year. Independent contractor revenues increased $1.0 million, or 55.6%, to $2.8 million for the year ended December 31, 2005 from $1.8 million for the year ended December 31, 2004. The average billing rate per hour increased 1.8% to $222 for the year ended December 31, 2005 from $218 for 2004. The billable consultant utilization rate for our Operational Consulting segment remained fairly steady at 73.1% for the year ended December 31, 2005 compared to 73.0% for the year ended December 31, 2004.

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

On October 21, 2005, the client filed an application with the Bankruptcy Court to authorize our retention during the bankruptcy process. In connection with the application, new financial terms and conditions of the engagement contracts, including billing terms and rates for our services, were negotiated and agreed to with the client and certain other interested parties retroactive to July 5, 2005 pursuant to a new engagement contract that superseded the original contracts. At a hearing held on October 28, 2005, the Bankruptcy Court approved on an interim basis our retention based on these agreed upon terms. On December 14, 2005, the Bankruptcy Court approved our retention on a permanent basis. There could be challenges during the bankruptcy process to the fees earned by us and Speltz & Weis, as well as challenges during and after the bankruptcy process to fees earned by us and Speltz & Weis prior to the bankruptcy filing on July 5, 2005, as several parties to the bankruptcy proceeding have reserved their right to challenge those fees. Although no such claim has been brought to date, if a claim is brought in the future, the claim could have a material adverse impact on our financial position, results of operations, earnings per share or cash flows in the period in which such claim were resolved.

The change in financial terms approved by the Bankruptcy Court on December 14, 2005 resulted in $2.2 million and $2.1 million less revenues than the amounts provided for under the original terms of the interim management contract for the years ended December 31, 2006 and 2005, respectively. The results for the years ended December 31, 2006 and 2005 also reflect legal and related costs totaling approximately $0.6 million and $0.9 million, respectively, associated with the bankruptcy process.

Based on the projected cash flows under the new financial terms and conditions approved by the Bankruptcy Court, the intangible value that we assigned to the interim management contract in connection with the Speltz & Weis acquisition decreased. Accordingly, we wrote off the remaining carrying value of this contract in the third quarter of 2005. This charge, totaling $0.6 million, is included in depreciation and amortization for the year ended December 31, 2005 and is attributable to the Financial Consulting segment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility. Cash and cash equivalents decreased $15.2 million, from $31.8 million at December 31, 2005, to $16.6 million at December 31, 2006 primarily due to cash paid for our acquisitions and purchases of property and equipment, partially offset by an increase in cash from operations. Cash and cash equivalents increased $3.7 million, from $28.1 million at December 31, 2004, to $31.8 million at December 31, 2005 primarily due to increased cash from operations generated by growth in our business, partially offset by cash paid for our acquisition of Speltz & Weis.

Operating activities

Cash flows generated by operating activities totaled $42.5 million for the year ended December 31, 2006 and $26.0 million for the year ended December 31, 2005. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. The increase in cash provided by operations for the year ended December 31, 2006 was primarily attributable to an increase in revenues and improved financial results due to the general growth of our business, which was partially offset by growth in our accrued liabilities, as well as an increase in our income tax receivable. Accrued payroll and related benefits at December 31, 2006 increased by $9.6 million compared to December 31, 2005, which is primarily related to accrued bonuses that we will pay out in the first quarter of 2007. Accrued bonuses at December 31, 2006 were higher than the prior year due to an increase in employees and improved financial results.

Cash flows generated by operating activities totaled $26.0 million for the year ended December 31, 2005 and $12.5 million for the year ended December 31, 2004. The increase in cash provided by operations for the year ended December 31, 2005 was primarily attributable to an increase in revenues and improved financial results due to the general growth of our business, which was partially offset by growth in our receivables from clients and unbilled services. Receivables from clients and unbilled services increased $14.8 million during 2005, as compared to $11.4 million during 2004. This increase in client balances was substantially offset by a $11.6 million increase in accrued payroll and related benefits, which is primarily related to accrued bonuses that we paid out in the first quarter of 2006.

Investing activities

Cash used in investing activities was $69.2 million for the year ended December 31, 2006 compared to $21.1 million for the year ended December 31, 2005. During 2006, we used $51.1 million for business acquisitions. Use of cash in both periods also pertained to the purchase of computer hardware and software, furniture and fixtures and leasehold improvements needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space. We estimate that our cash utilized for capital expenditures in 2007 will be approximately $20 million primarily for leasehold improvements and computer equipment.

Cash used in investing activities was $21.1 million for the year ended December 31, 2005 compared to $6.9 million for the year ended December 31, 2004. During 2005, we used $12.5 million to acquire Speltz & Weis, net of cash acquired of $1.8 million. Use of cash in both periods also pertained to the purchase of computer hardware and software, furniture and fixtures and leasehold improvements needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space.

Financing activities

Cash provided by financing activities in 2006 was $11.4 million compared to cash used in financing activities of $1.2 million in 2005. During the years ended December 31, 2006 and 2005 upon the vesting of restricted stock awards, we redeemed 99,471 and 56,145, respectively, shares of our common stock at an average stock price of $34.78 and $24.16, respectively, to satisfy employee tax withholding requirements. Cash provided by financing activities was $18.3 million for the year ended December 31, 2004 due to cash proceeds generated by our initial public offering, of which we used a portion to redeem the outstanding 8% preferred stock and repay the 8% promissory notes as discussed below. On June 29, 2004, we paid a special dividend to our stockholders. The special dividend was declared on May 12, 2004 for each outstanding share of common stock and 8% preferred stock payable to holders of record on May 25, 2004. The 8% preferred stock participated on an as-converted basis. The aggregate amount of the dividend was $1.3 million, or $0.09 per share of common stock and $9.64 per share of 8% preferred stock. The payment of the special dividend was funded by our available cash balance and by borrowing availability under our credit agreement described below, which we repaid the following day.

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

We had a bank credit agreement that originally expired on February 10, 2006. On January 17, 2006, we extended the credit agreement for ninety days to May 10, 2006. On March 28, 2006, we further extended the credit agreement for another sixty days to July 10, 2006, and also amended certain terms of the original agreement.

On June 7, 2006, we entered into a new credit agreement with various financial institutions that replaced the aforementioned credit agreement. Under the terms of this new unsecured revolving credit facility, we could have borrowed up to $75.0 million. On December 29, 2006, we amended this credit agreement so that the maximum amount of principal that may be borrowed is increased to $130.0 million. Fees and interest on borrowings vary based on total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over LIBOR or a spread over or under the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by the Company. All outstanding principal is due upon expiration of the credit agreement on May 31, 2011. The credit agreement includes financial covenants that require the maintenance of certain interest coverage ratio, total debt to EBITDA ratio and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders.

Throughout 2006, we borrowed against our credit facility to fund our operations and for business acquisitions. During the year ended December 31, 2006, the average daily outstanding balance under our credit facility was $11.9 million. At December 31, 2006, borrowings outstanding totaled $8.0 million and bear interest at 5.9%. We had no borrowings outstanding as of December 31, 2005. We were in compliance with our debt covenants as of December 31, 2006 and 2005. Subsequent to December 31, 2006, we borrowed against our credit facility to fund our acquisitions of Wellspring and Glass, as well as to fund our operations. As of February 15, 2006, borrowings outstanding totaled $82.5 million. Additionally, we anticipate we will further borrow against our credit facility in the latter half of February 2007 to fund our bonus payments.

Future needs

Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional revenue-generating professionals and expanding our service offerings through existing professionals, new hires or acquisitions of new businesses. We intend to fund such growth over the next twelve months with funds generated from operations and borrowings under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe cash generated from operations, supplemented as necessary by borrowings under our credit facility, will be adequate to fund this growth. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and the overall condition of the credit markets.

CONTRACTUAL OBLIGATIONS

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2006 (in thousands).

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes payable	$1,000	$1,000	$—	$—	$2,000
Interest on notes payable	80	40	—	—	120
Capital lease obligations	282	—	—	—	282
Operating lease obligations	11,761	32,035	16,432	20,216	80,444
Additional purchase price	3,400	—	—	—	3,400
Purchase obligations	1,573	110	—	—	1,683

Total contractual obligations	$18,096	$33,185	$16,432	$20,216	$87,929

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

In connection with our business acquisitions, we may be required to pay additional purchase consideration to the sellers if specific performance targets are met over a number of years as specified in the related purchase agreements. There is no limitation to the maximum amount of additional purchase consideration and such amount is not determinable at this time, but the aggregate amount that potentially may be paid could be significant. We would expect, however, to fund such payments using cash flows generated from our operations.

Purchase obligations include sponsorships, subscriptions to research tools and other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 provides a comprehensive model for the recognition, measurement, and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. We adopted FIN No. 48 effective beginning on January 1, 2007. The adoption of this interpretation did not have a cumulative material impact on our financial statements. We are currently evaluating the impact this interpretation may have on our future financial position, results of operations, earnings per share and cash flows.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality (“dual approach”). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. There were no matters warranting our consideration under the provisions of SAB No. 108 and, therefore, it did not have an impact on our financial position, results of operations, earnings per share or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS No. 157 will be effective for us beginning on January 1, 2008. We are currently evaluating the impact that the adoption of this statement may have on our financial position, results of operations, earnings per share and cash flows.

SUBSEQUENT EVENTS

As previously discussed, in January 2007 we acquired Wellspring pursuant to a stock purchase agreement. Under the terms of the agreement, we acquired Wellspring for a purchase price at closing of approximately $65 million in cash, subject to a working capital adjustment. As described in detail in the agreement, additional purchase consideration is payable in cash if specific performance targets are met over the next five years.

Also in January 2007, we acquired Glass. Pursuant to a stock purchase agreement and joinder agreements between certain Glass shareholders and Huron Consulting Group Holdings LLC, we acquired Glass for an aggregate purchase price at closing of approximately $30 million in cash, subject to a working capital adjustment. As described in detail in the agreements, additional purchase consideration is payable in cash if specific performance targets are met over the next four years. Also, additional payments may be made based on the amount of revenues we receive from referrals made by certain employees of Glass over the next four years.

In response to our continued growth and acquisitions of complementary businesses, effective January 1, 2007 we have reorganized our practice areas and service lines to better align ourselves to meet market demands and serve our clients. Under our new organizational structure, we will have four operating segments as follows:

•

Legal Financial Consulting. This segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes and litigation, as well as valuation analysis related to business acquisitions. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts that serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations.

•

Legal Operational Consulting. This segment provides guidance and business services to corporate law departments, law firms and government agencies by helping to reduce legal spending, enhance client service delivery and increase operational effectiveness. These services include digital evidence and discovery services, document review, law firm management services, records management, and strategy and operational improvements.

•

Health and Education Consulting. This segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals help healthcare and higher education clients effectively address their financial, operational and organizational, research enterprise, strategic, technology and compliance requirements.

•

Corporate Consulting. This segment leads clients through various stages of transformation that result in measurable and sustainable performance improvement. This segment works with clients to solve complex business problems and implements strategies and solutions to effectively address and manage stagnant or declining stock price, acquisitions and divestitures, process inefficiency, third party contracting difficulties, lack of or misaligned performance measurements, margin and cost pressures, performance issues, bank defaults, covenant violations and liquidity issues.

We will begin to report our financial results under the new operating segments beginning on January 1, 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks related to interest rates and changes in the market value of our investments. We do not enter into interest rate caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR, Federal Funds rate or prime rate. At December 31, 2006 we had borrowings outstanding totaling $8.0 million that bear interest at 5.9%. A one percent change in this interest rate would not have a material effect on our financial position or operating results.

At December 31, 2006, we had notes payable totaling $2.0 million, of which $1.0 million is payable on May 8, 2007 and another $1.0 million is payable on May 8, 2008. We are not exposed to significant interest rate risks in respect to these notes as they bear a fixed interest rate at 4% per annum.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments and debt obligations, we have concluded that we do not have material market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and supplementary data begin on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act. Such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2007 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all of our employees, officers and directors. The Code is available on our website at www.huronconsultinggroup.com. If we make any amendments to or grant any waivers from the Code which are required to be disclosed pursuant to the Securities Exchange Act of 1934, we will make such disclosures on our website.

Corporate Governance

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Board Meetings and Committees.”

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Executive Compensation.”

Compensation Committee Interlocks and Insider Participation

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Compensation Committee Interlocks and Insider Participation.”

Compensation Committee Report

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Report of the Compensation Committee on Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2006 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders (1):
2002 Equity Incentive Plan	155,818	$0.02	—	(2)
2002 Equity Incentive Plan (California)	15,655	$1.06	—	(2)
2003 Equity Incentive Plan	529,951	$1.15	—	(2)
2004 Omnibus Stock Plan	102,581	$17.22	2,305,605
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

Total	804,005	$2.98	2,305,605

(1)	Our equity compensation plans were approved by the existing shareholders prior to our initial public offering. At our annual meeting of stockholders on May 2, 2006 our stockholders approved an amendment to our 2004 Omnibus Stock Plan to increase the number of shares available for issuance by 2,100,000 shares.
(2)	Prior to the completion of our initial public offering, we established the 2004 Omnibus Stock Plan. We terminated the 2002 Equity Incentive Plan, 2002 Equity Incentive Plan (California) and 2003 Equity Incentive Plan with respect to future awards and no further awards will be granted under these plans.

Security Ownership of Certain Beneficial Owners and Management

The other information required by this item is incorporated by reference from a portion of the Proxy Statement under “Stock Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Certain Relationships and Related Transactions.”

Director Independence

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Nominees to Board of Directors,” “Directors Not Standing For Election,” and “Board Meetings and Committees.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Audit and Non-Audit Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this annual report on Form 10-K.

1. Financial Statements – Our independent registered public accounting firm’s report and our consolidated financial statements are listed below and begin on page F-1 of this annual report on Form 10-K.

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

3. Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed here- with	Form	Period Ending	Exhibit	Filing Date
2.1	Asset Purchase Agreement by and between MSGalt & Company, LLC, Huron Consulting Services LLC, M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy, dated as of March 31, 2006.		8-K		2.1	4/6/06

2.2	Membership Interest Purchase and Sale Agreement by and among Huron Consulting Group Holdings LLC, Document Review Consulting Services LLC and Robert Rowe, dated as of July 31, 2006.		8-K		2.1	8/3/06

2.3	Stock Purchase Agreement by and among Wellspring Partners LTD, the Shareholders of Wellspring Partners LTD and Huron Consulting Group Holdings LLC, dated as of December 29, 2006.		8-K		2.1	1/8/07

2.4	Stock Purchase Agreement by and among Glass & Associates, Inc., the Shareholders of Glass & Associates, Inc. and Huron Consulting Group Holdings LLC and Huron Consulting Group Inc., dated as of January 2, 2007.		8-K		2.2	1/8/07

2.5	Joinder Agreement by and between John DiDonato and Huron Consulting Group Holdings LLC.		8-K		2.3	1/8/07

2.6	Joinder Agreement by and between Anthony Wolf and Huron Consulting Group Holdings LLC.		8-K		2.4	1/8/07

2.7	Joinder Agreement by and between Shaun Martin and Huron Consulting Group Holdings LLC.		8-K		2.5	1/8/07

2.8	Joinder Agreement by and between Sanford Edlein and Huron Consulting Group Holdings LLC.		8-K		2.6	1/8/07

2.9	Joinder Agreement by and between Dalton Edgecomb and Huron Consulting Group Holdings LLC.		8-K		2.7	1/8/07

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	here- with	Form	Period Ending	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05

3.2	Bylaws of Huron Consulting Group Inc.		S-1 (File No. 333-115434)		3.2	10/5/04

4.1	Specimen Stock Certificate.		S-1 (File No. 333-115434)		4.1	10/5/04

10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).		S-1 (File No. 333-115434)		10.1	10/5/04

10.2	Senior Management Agreement, effective as of May 13, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary E. Holdren.		S-1 (File No. 333-115434)		10.2	10/5/04

10.3	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary E. Holdren.		S-1 (File No. 333-115434)		10.3	10/5/04

10.4	Second Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary E. Holdren.		S-1 (File No. 333-115434)		10.4	10/5/04

10.5	Restricted Shares Award Agreement, dated December 10, 2002, between Huron Consulting Group Inc., Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC), HCG Holdings LLC and Gary E. Holdren.		S-1 (File No. 333-115434)		10.5	10/5/04

10.6	Restricted Shares Award Agreement, dated December 31, 2002, between Huron Consulting Group Inc. and Gary E. Holdren.		S-1 (File No. 333-115434)		10.6	10/5/04

10.7	Senior Management Agreement, effective as of August 12, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and George E. Massaro.		S-1 (File No. 333-115434)		10.7	10/5/04

10.8	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and George E. Massaro.		S-1 (File No. 333-115434)		10.7	10/5/04

10.9	Senior Management Agreement, effective as of May 15, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Daniel Broadhurst.		S-1 (File No. 333-115434)		10.9	10/5/04

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed here- with	Form	Period Ending	Exhibit	Filing Date
10.10	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Daniel Broadhurst.		S-1 (File No. 333-115434)		10.9	10/5/04

10.11	Senior Management Agreement, effective as of May 1, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Mary Sawall.		S-1 (File No. 333-115434)		10.11	10/5/04

10.12	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Mary Sawall.		S-1 (File No. 333-115434)		10.12	10/5/04

10.13	Huron Consulting Group Inc. 2002 Equity Incentive Plan and form of option agreement thereunder.		S-1 (File No. 333-115434)		10.13	10/5/04

10.14	Amendment No. 1 to Huron Consulting Group Inc. 2002 Equity Incentive Plan.		S-1 (File No. 333-115434)		10.14	10/5/04

10.15	Amended and Restated Huron Consulting Group Inc. 2002 Equity Incentive Plan (California) and form of option agreement thereunder.		S-1 (File No. 333-115434)		10.15	10/5/04

10.16	Huron Consulting Group Inc. 2003 Equity Incentive Plan and form of option agreement thereunder.		S-1 (File No. 333-115434)		10.16	10/5/04

10.17	Huron Consulting Group Inc. 2004 Omnibus Stock Plan and form of option and restricted stock agreement thereunder.		S-1 (File No. 333-115434)		10.17	10/5/04

10.18	Senior Management Agreement, effective as of November 25, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary L. Burge.		10-K	12/31/04	10.22	2/16/05

10.19	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary L. Burge.		10-K	12/31/04	10.23	2/16/05

10.20	Executive Officers’ Compensation for 2006 and 2007 Summary Sheet.	X

10.21	Directors’ Compensation for 2006 and 2007 Summary Sheet.	X

10.22	Senior Management Change of Control Agreement, effective as of November 2, 2004, between Huron Consulting Services LLC, Huron Consulting Group Inc. and Natalia Delgado.		S-1 (File No. 333-115434)		10.30	10/5/04

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed here- with	Form	Period Ending	Exhibit	Filing Date
10.23	Second Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and George E. Massaro.		S-1 (File No. 333-130951)		10.29	2/2/06

10.24	Credit Agreement Dated as of June 7, 2006, among Huron Consulting Group Inc., as the Company, the Various Financial Institutions Party Hereto, as Lenders, LaSalle Bank National Association, as Administrative Agent, LaSalle Bank National Association, as Arranger, and JPMorgan Chase Bank National Association, as Syndication Agent.		8-K		10.1	6/12/06

10.25	Guaranty Agreement dated as of June 7, 2006 among Huron Consulting Group Holdings LLC, Huron Consulting Services LLC, Wellspring Management Services (formerly known as Speltz & Weis LLC), and Huron (UK) Limited, as Guarantors, and LaSalle Bank National Association, as the Administrative Agent.		8-K		10.2	6/12/06

10.26	Huron Consulting Group Deferred Compensation Plan.		8-K		10.1	7/6/06

10.28	Amendment No. 1 to the Huron Consulting Group Inc. 2004 Omnibus Stock Plan.		S-8 (File No. 333-137107)		10.1	9/5/06

10.29	First Amendment to Credit Agreement, dated as of December 29, 2006.		8-K		10.1	1/8/07

10.30	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Gary E. Holdren, effective as of January 29, 2007.		8-K		10.1	2/2/07

21.1	List of Subsidiaries of Huron Consulting Group Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ GARY E. HOLDREN Gary E. Holdren	Chairman, Chief Executive Officer and President	February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ GARY E. HOLDREN Gary E. Holdren	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 22, 2007

/s/ GEORGE E. MASSARO George E. Massaro	Vice Chairman	February 22, 2007

/s/ GARY L. BURGE Gary L. Burge	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2007

/s/ DUBOSE AUSLEY DuBose Ausley	Director	February 22, 2007

/s/ JAMES D. EDWARDS James D. Edwards	Director	February 22, 2007

/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director	February 22, 2007

/s/ JOHN MCCARTNEY John McCartney	Director	February 22, 2007

/s/ JOHN S. MOODY John S. Moody	Director	February 22, 2007

HURON CONSULTING GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.:

We have completed integrated audits of Huron Consulting Group Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Huron Consulting Group Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, IL

February 22, 2007

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$16,572	$31,820
Receivables from clients, net	41,848	29,164
Unbilled services, net	22,627	18,187
Income tax receivable	3,637	232
Deferred income taxes	15,290	12,553
Other current assets	6,435	5,799

Total current assets	106,409	97,755
Property and equipment, net	27,742	13,162
Deferred income taxes	5,433	2,154
Deposits and other assets	2,294	1,147
Intangible assets, net	4,238	844
Goodwill	53,328	14,637

Total assets	$199,444	$129,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,684	$2,671
Accrued expenses	12,712	4,357
Accrued payroll and related benefits	41,649	32,073
Income tax payable	—	491
Deferred revenues	4,035	4,609
Borrowings	8,000	—
Current portion of notes payable and capital lease obligations	1,282	1,282

Total current liabilities	70,362	45,483
Non-current liabilities:
Deferred compensation and other liabilities	1,169	274
Notes payable and capital lease obligations, net of current portion	1,000	2,127
Deferred lease incentives	10,333	6,283

Total non-current liabilities	12,502	8,684
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 18,470,623 and 17,397,312 shares issued at December 31, 2006 and 2005, respectively	178	174
Treasury stock, at cost, 398,783 and 148,933 shares at December 31, 2006 and 2005, respectively	(9,396)	(3,061)
Additional paid-in capital	79,598	58,908
Retained earnings	46,200	19,511

Total stockholders’ equity	116,580	75,532

Total liabilities and stockholders equity	$199,444	$129,699

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenues and reimbursable expenses:
Revenues	$288,588	$207,213	$159,550
Reimbursable expenses	33,330	18,749	14,361

Total revenues and reimbursable expenses	321,918	225,962	173,911
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	163,569	117,768	93,248
Intangible assets amortization	2,207	1,314	—
Reimbursable expenses	33,506	18,982	14,281

Total direct costs and reimbursable expenses	199,282	138,064	107,529

Operating expenses:
Selling, general and administrative	65,926	51,035	40,858
Depreciation and amortization	9,201	5,282	2,365
Restructuring charges	—	—	3,475

Total operating expenses	75,127	56,317	46,698

Operating income	47,509	31,581	19,684
Other income (expense):
Interest income (expense), net	(703)	472	(692)
Other income (expense)	16	(37)	—

Total other income (expense)	(687)	435	(692)

Income before provision for income taxes	46,822	32,016	18,992
Provision for income taxes	20,133	14,247	8,128

Net income	26,689	17,769	10,864
Accrued dividends on 8% preferred stock	—	—	931

Net income attributable to common stockholders	$26,689	$17,769	$9,933

Net income attributable to common stockholders per share*:
Basic	$1.63	$1.13	$0.77
Diluted	$1.54	$1.05	$0.72
Weighted average shares used in calculating net income attributable to common stockholders per share*:
Basic	16,359	15,741	12,820
Diluted	17,317	16,858	13,765

*	Adjusted to reflect a 1 for 2.3 reverse stock split effected on October 5, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock (previously named Class A Common Stock)		Class B Common Stock (retired in 2004)		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Stockholders’ Equity
	Shares*	Amount	Shares*	Amount
Balance at December 31, 2003	11,281,243	$259	682,348	$16	$—	$42	$(6,941)	$(6,624)
Net income							10,864	10,864
Dividends paid							(1,250)	(1,250)
Issuance of common stock in connection with:
Initial public offering, net of offering costs	3,333,333	33				44,696		44,729
Restricted stock awards, net of cancellations	821,350	8				(8)		—
Exercise of stock options	29,846		216,454	2		51		53
Share-based compensation						1,412		1,412
Income tax benefit on share-based compensation						980		980
1 for 2.3 reverse stock split		(145)		(9)		154		—
Conversion of Class B common stock to common stock	898,802	9	(898,802)	(9)				—
Accrued dividends on 8% preferred stock							(931)	(931)

Balance at December 31, 2004	16,364,574	164	—	—	—	47,327	1,742	49,233
Net income							17,769	17,769
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	752,397	7			(1,704)	1,697	—	—
Exercise of stock options	280,341	3				154		157
Share-based compensation						6,943		6,943
Shares redeemed for employee tax withholdings					(1,357)			(1,357)
Income tax benefit on share-based compensation						2,762		2,762
Refund of initial public offering costs						25		25

Balance at December 31, 2005	17,397,312	174	—	—	(3,061)	58,908	19,511	75,532
Net income							26,689	26,689
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	5,000				(2,875)	2,875		—
Exercise of stock options	426,011	4				384		388
Share-based compensation						9,839		9,839
Shares redeemed for employee tax withholdings					(3,460)			(3,460)
Income tax benefit on share-based compensation						7,592		7,592

Balance at December 31, 2006	17,828,323	$178	—	$—	$(9,396)	$79,598	$46,200	$116,580

*	Adjusted for a 1 for 2.3 reverse stock split effected on October 5, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$26,689	$17,769	$10,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,408	6,596	2,365
Deferred income taxes	(6,463)	(5,338)	(5,090)
Share-based compensation expense	9,839	6,943	1,412
Tax benefit from share-based compensation	—	2,762	980
Allowances for doubtful accounts and unbilled services	569	279	1,873
Other	194	39	—
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(6,962)	(6,322)	(7,943)
Increase in unbilled services	(4,429)	(8,480)	(3,446)
(Increase) decrease in income tax receivable / payable, net	(3,896)	(197)	2,741
Increase in other assets	(1,229)	(2,903)	(2,096)
Increase in accounts payable and accrued liabilities	7,821	2,095	3,901
Increase in accrued payroll and related benefits	9,575	11,579	6,580
(Decrease) increase in deferred revenues	(574)	1,172	330

Net cash provided by operating activities	42,542	25,994	12,471

Cash flows from investing activities:
Purchases of property and equipment, net	(18,110)	(8,166)	(6,943)
Purchases of a businesses, net of cash acquired	(51,073)	(12,450)	—
Acquisition of intangibles	—	(475)	—

Net cash used in investing activities	(69,183)	(21,091)	(6,943)

Cash flows from financing activities:
Proceeds from exercise of stock options	388	157	53
Shares redeemed for employee tax withholdings	(3,460)	(1,357)	—
Tax benefit from share-based compensation	7,592	—	—
Proceeds from borrowings under line of credit	114,700	—	37,200
Repayments on line of credit	(106,700)	—	(37,200)
Principal payments of notes payable and capital lease obligations	(1,127)
Proceeds from issuance of common stock (previously named Class A common stock), net of offering costs	—	—	44,729
Refund of initial public offering costs	—	25	—
Redemption of notes issued to HCG Holdings LLC	—	—	(10,076)
Redemption of 8% preferred stock	—	—	(12,500)
Payment of accrued dividends on 8% preferred stock	—	—	(2,643)
Dividends paid on common stock	—	—	(1,250)

Net cash provided by (used in) financing activities	11,393	(1,175)	18,313

Net (decrease) increase in cash and cash equivalents	(15,248)	3,728	23,841
Cash and cash equivalents at beginning of the period	31,820	28,092	4,251

Cash and cash equivalents at end of the period	$16,572	$31,820	$28,092

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of notes payable for purchase of a business	$—	$3,000	$—
Capitalized lease obligation incurred	$—	$409	$—
Accrued dividends on 8% preferred stock	$—	—	$931
Cash paid during the year for:
Cash paid for interest	$1,071	$80	$1,647
Cash paid for income taxes	$23,038	$17,088	$9,497

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

1. Description of Business

Huron Consulting Group Inc. was formed on March 19, 2002. Huron Consulting Group Inc., together with its wholly-owned operating subsidiaries (collectively, the “Company”), is an independent provider of financial and operational consulting services, whose clients include Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations and the law firms that represent these various organizations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements reflect the results of operations and cash flows for the years ended December 31, 2006, 2005 and 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from these estimates.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectibility is reasonably assured. These services are primarily rendered under arrangements that require the client to pay based on the hours incurred by our revenue-generating professionals, the number of pages reviewed by our document review group, or the amount of data processed by our electronic data discovery group at agreed-upon rates and recognized as services are provided. Revenues related to fixed-fee engagements are recognized based on estimates of work completed versus the total services to be provided under the engagement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. The Company also earns revenues on a performance-based fee basis and recognizes such revenues when all performance criteria are met. The Company also has contracts with clients to deliver multiple services that are covered under both individual and separate engagement letters. These arrangements allow for the Company’s services to be valued and accounted for on a separate basis. Direct costs incurred on engagements, including performance-based fee engagements, are expensed in the period incurred.

Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts. Expense reimbursements that are billable to clients are included in total revenues and reimbursable expenses, and typically an equivalent amount of reimbursable expenses are included in total direct costs and reimbursable expenses. Reimbursable expenses related to time-and-expense and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred. Reimbursable expenses subject to performance-based criteria are recognized as revenue when all performance criteria are met. Subcontractors that are billed to clients at cost are also included in reimbursable expenses.

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

Direct Costs and Reimbursable Expenses

Direct costs and reimbursable expenses consists primarily of revenue-generating employee compensation and their related benefit and share-based compensation costs, the cost of outside consultants or subcontractors assigned to revenue generating activities and direct expenses to be reimbursed by clients.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful life of the asset. Software, computers and related equipment are depreciated over an estimated useful life of 2 to 4 years. Furniture and fixtures are depreciated over 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the initial term of the lease.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” For the year ended December 31, 2005, the Company recorded an impairment charge of $0.6 million pertaining to an intangible asset as described in note 4. No impairment charges were recorded in 2006 or 2004.

Intangible Assets Other Than Goodwill

The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that certain identifiable intangible assets be amortized over their expected useful lives.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. Pursuant to the Company’s policy, management performed the annual goodwill impairment assessment as of April 30, 2006 and determined that no impairment of goodwill existed as of that date. Further, no indications of impairment have arisen since that date.

Non-Current Liabilities

The Company records certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. The Company has recorded in accrued expenses the losses on abandonment of its leases as a non-current liability for the payments that are expected to exceed a one-year term. The Company has also recorded as non-current the portion of the deferred lease incentive liability that the Company expects to recognize over a period greater than one year. The deferred lease incentive liability at December 31, 2006 and 2005 totaled $10.3 million and $6.3 million, respectively, primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The payments that will be paid within twelve months of the balance sheet date related to the lease abandonment and the deferred lease incentive are classified as current liabilities. The Company monitors the classification of such liabilities based on the expectation of their utilization periods.

Sponsorship and Advertising Costs

Sponsorship and advertising costs are expensed as incurred. Such expenses for 2006, 2005 and 2004 totaled $1.7 million, $1.2 million and $1.1 million, respectively.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-based Payment,” using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased or cancelled after the adoption date are accounted for under the provisions of SFAS No. 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company estimates the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of SFAS No. 123R. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not material.

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations and elected the disclosure option of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price.

The following table details the effect on net income attributable to common stockholders and net income attributable to common stockholders per share if compensation expense for the stock plans had been recorded based on the fair value method under SFAS No. 123.

	2005	2004
Net income attributable to common stockholders	$17,769	$9,933
Add: Total share-based employee compensation expense included in reported net income, net of related tax effects	4,075	844
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,268)	(943)

Pro forma net income attributable to common stockholders	$17,576	$9,834

Earnings per share:
Basic – as reported	$1.13	$0.77
Basic – pro forma	$1.12	$0.77
Diluted – as reported	$1.05	$0.72
Diluted – pro forma	$1.04	$0.71

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. The Company adopted FIN No. 48 effective beginning on January 1, 2007. The adoption of this interpretation did not have a material impact on the Company’s financial statements. The Company is currently evaluating the impact this interpretation may have on its future financial position, results of operations, earnings per share, or cash flows.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality (“dual approach”). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. There were no matters warranting the Company’s consideration under the provisions of SAB No. 108 and, therefore, it did not have an impact on the Company’s financial position, results of operations, earnings per share or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS No. 157 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement may have on its financial position, results of operations, earnings per share, and cash flows.

3. Business Combinations

During the years ended December 31, 2006 and 2005, the Company completed the acquisitions described below. The Company did not complete any business acquisitions during 2004.

2006 Acquisitions

MSGalt & Company, LLC

On April 3, 2006, the Company acquired substantially all of the assets of MSGalt & Company, LLC (“Galt”), a specialized advisory firm that designs and implements corporate-wide programs to improve shareholder returns. With the acquisition of Galt, the Company expanded its value and service offerings to the office of the chief executive officer and boards of Fortune 500 companies. This acquisition was consummated on April 3, 2006 and the results of operations of Galt have been included within the Operational Consulting segment since that date.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The aggregate purchase price of this acquisition was $28.4 million, which consisted of $20.4 million in cash paid at closing, $0.3 million of transaction costs, and $7.7 million of additional purchase price earned by Galt in 2006 subsequent to the acquisition, as certain performance targets were met. The Company financed this acquisition with cash on hand and borrowings of $6.5 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by Galt employees over a four-year period. Such amounts will be recorded as an expense.

The identifiable intangible assets that were acquired totaled $4.3 million and have an estimated weighted average useful life of 20.0 months, which consisted of customer contracts totaling $1.7 million (3.2 months weighted average useful life), customer relationships totaling $1.4 million (6.1 months weighted average useful life), and non-competition agreements totaling $1.2 million (60.0 months weighted average useful life). The Company assigned relatively short lives to the customer contracts and customer relationships due to the short-term nature of the services and relationships provided under these contracts. Additionally, the Company recorded $24.1 million of goodwill, which the Company intends to deduct for income tax purposes.

Document Review Consulting Services LLC and Aaxis Technologies Inc.

On July 31, 2006, the Company acquired Document Review Consulting Services LLC (“DRCS”) and Aaxis Technologies Inc. (“Aaxis”). With the acquisitions of DRCS and Aaxis, the Company enhanced its service offerings to the office of the general counsel and law firms by helping them manage information in a comprehensive manner during litigation, investigations, mergers and acquisitions, and other major transactions. These acquisitions were consummated in two separate transactions on July 31, 2006 and the results of operations of DRCS and Aaxis have been included within the Operational Consulting segment since that date.

The aggregate purchase price of the DRCS acquisition was $16.9 million, which consisted of $2.0 million in cash paid at closing, $0.2 million of transaction costs, $14.4 million of debt and liabilities assumed, the majority of which we immediately discharged, and $0.3 million of additional purchase price earned by DRCS in 2006 subsequent to the acquisition, as certain performance targets were met. Additional purchase consideration may be payable if specific performance targets are met over a three-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

The aggregate purchase price of the Aaxis acquisition was $7.8 million, which consisted of $5.1 million in cash paid at closing, $0.1 million of transaction costs, $1.9 million of debt and liabilities assumed, all of which we immediately discharged, and a $0.7 million working capital adjustment. Additional purchase consideration may be payable if specific performance targets are met over a three-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. No additional purchase consideration has been earned by Aaxis through December 31, 2006.

The Company financed the DRCS and Aaxis acquisitions with cash on hand and borrowings totaling $22.0 million under the Company’s bank credit agreement.

2005 Acquisition

Speltz & Weis LLC

On May 5, 2005, the Company acquired 100% of the outstanding membership interests of Speltz & Weis LLC (“Speltz & Weis”), a specialized consulting firm that provides interim management and crisis management services to healthcare facilities. With the acquisition of Speltz & Weis, the Company began to provide full-service offerings to distressed hospitals and other healthcare facilities. This acquisition was consummated on May 9, 2005 and the results of operations of Speltz & Weis have been included within the Financial Consulting segment since that date.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million in cash paid at closing, notes totaling $3.0 million payable in three equal annual installments of $1.0 million (together with accrued interest at 4% per annum) that began on May 8, 2006, and $0.2 million of transaction costs. Additional purchase consideration may be payable based on the performance of Speltz & Weis over a three-year period. Such amounts will be recorded as an adjustment to goodwill if payable. No additional purchase consideration has been earned by Speltz & Weis as of December 31, 2006. Also, additional payments may be made based on the amount of revenues the Company receives from certain referrals made by Speltz & Weis employees. Such amounts will be recorded as an expense.

The identifiable intangible assets that were acquired totaled $2.6 million and have an estimated weighted average useful life of 10.2 months, which consisted of customer contracts of $1.9 million (8.4 months weighted average useful life) and customer relationships of $0.7 million (15.1 months weighted average useful life). The Company assigned relatively short lives to the customer contracts and customer relationships due to the short-term nature of the services and relationships provided under these contracts. During the third quarter of 2005, the Company wrote off a portion of the intangible assets pertaining to a customer contract as described in note 4 below. The Company also recorded $14.6 million of goodwill, which the Company intends to deduct for income tax purposes.

Purchase Price Allocations

The following table summarizes the fair values of the assets acquired and liabilities assumed for the Company’s significant business acquisitions.

	Galt April 3, 2006	Speltz & Weis May 9, 2005
Assets Acquired:
Current assets	$—	$2,291
Equipment	11	16
Intangible assets	4,300	2,600
Goodwill	24,069	14,637

	28,380	19,544
Liabilities Assumed:
Current liabilities	—	2,307

Net Assets Acquired	$28,380	$17,237

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Pro Forma Financial Data

The following unaudited pro forma financial data gives effect to the acquisitions of Galt and Speltz & Weis as if they had been completed at the beginning of the period presented. The acquisitions of DRCS and Aaxis had an immaterial impact on the Company’s consolidated results of operations and, thus, pro forma financial information is not presented. The unaudited pro forma financial data are not necessarily indicative of the operating results that would have been achieved if the acquisition had occurred on the dates indicated, nor are they necessarily indicative of future results.

	Historical Huron and Historical Galt		Historical Huron and Historical Speltz & Weis
	2006 Pro Forma	2005 Pro Forma	2006 Actual	2005 Pro Forma
Revenues, net of reimbursable expenses	$292,657	$223,335	$288,588	$215,495
Operating income	$49,229	$35,958	$47,509	$32,450
Income before provision for income taxes	$48,329	$35,539	$46,822	$32,848
Net income	$27,590	$19,876	$26,689	$18,140
Earnings per share:
Basic	$1.69	$1.26	$1.63	$1.15
Diluted	$1.59	$1.18	$1.54	$1.08

Acquisitions Subsequent to December 31, 2006

Wellspring Partners LTD

In January 2007, the Company acquired Wellspring Partners LTD (“Wellspring”), a management consulting firm specializing in integrated performance improvement services for hospitals and health systems. With the acquisition of Wellspring, the Company expands its national presence in the healthcare provider sector. The results of operations of Wellspring will be included with the Company’s results of operations beginning on January 2, 2007.

The aggregate purchase price of this acquisition was approximately $65 million in cash paid at closing, subject to a working capital adjustment. The Company financed this acquisition with a combination of cash on hand and borrowings under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

Based on a preliminary valuation that is subject to refinement, the Company expects to record approximately $13 million of identifiable intangible assets, which represents approximately 20% of the initial purchase price. Additionally, the Company expects to record approximately $52 million of goodwill, which the Company does not intend to deduct for income tax purposes.

Glass & Associates, Inc.

Also in January 2007, the Company acquired Glass & Associates, Inc. (“Glass”), a turnaround and restructuring consulting firm that provides advice and leadership to troubled businesses in the United States and Europe. With the acquisition of Glass, the Company expands its position in the consulting and restructuring marketplace, as well as expands its interim management capabilities to distressed companies in industries beyond healthcare. The results of operations of Glass will be included with the Company’s results of operations beginning on January 2, 2007.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The aggregate purchase price of this acquisition was approximately $30 million in cash, subject to a working capital adjustment. The Company financed this acquisition with a combination of cash on hand and borrowings under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

Based on a preliminary valuation that is subject to refinement, the Company expects to record approximately $5 million of identifiable intangible assets, which represents approximately 17% of the initial purchase price. Additionally, the Company expects to record approximately $25 million of goodwill, which the Company intends to deduct for income tax purposes.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the year ended December 31, 2006 were as follows:

	Financial Consulting	Operational Consulting	Total
Balance as of December 31, 2004	$—	$—	$—
Goodwill acquired in connection with a business combination	11,739	2,898	14,637

Balance as of December 31, 2005	$11,739	$2,898	$14,637
Goodwill acquired in connection with business combinations	851	37,840	38,691

Balance as of December 31, 2006	$12,590	$40,738	$53,328

Intangible assets as of December 31, 2006 and 2005 consisted of the following:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$3,960	$3,960	$1,900	$1,848
Customer relationships	4,366	2,411	700	359
Non-competition agreements	2,105	273	—	—
Technology and software	585	134	475	24

Total	$11,016	$6,778	$3,075	$2,231

In connection with the 2007 acquisitions of Wellspring and Glass as described in note 3 above, the Company expects to record approximately $77 million of goodwill and $18 million of intangible assets in the first quarter of 2007. Intangible assets amortization expense for the year ended December 31, 2006 was $4.5 million and for the year ended December 31, 2005 was $2.2 million, which included a charge of $0.6 million pertaining to the write-off of a customer contract as described below. Including the estimated intangible assets acquired related to the acquisitions of Wellspring and Glass, estimated intangible assets amortization expense is $12.2 million for 2007, $5.6 million for 2008, $1.6 million for 2009, $1.5 million for 2010, and $1.0 million for 2011. Actual amortization expense could differ from these estimated amounts as a result of the finalization of the Wellspring and Glass valuations, future acquisitions and other factors.

On July 5, 2005, one of the Company’s clients filed for bankruptcy. On October 21, 2005, the client filed an application with the Bankruptcy Court to authorize the retention of the Company during the bankruptcy process, which was approved in December 2005. In connection with the application, new financial terms and conditions of

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

the engagement contracts, including billing terms and rates for the Company’s services, were negotiated and agreed to with the client and certain other interested parties retroactive to July 5, 2005 pursuant to a new engagement contract that superseded the original contracts. Based on the projected cash flows under the new financial terms and conditions approved by the Bankruptcy Court, the intangible value that the Company assigned to the interim management contract in connection with the Speltz & Weis acquisition decreased. Accordingly, the Company wrote off the remaining carrying value of this contract in 2005. See note 15 for further details.

There was no intangible asset amortization during the year ended December 31, 2004.

5. Property and Equipment

Depreciation expense for property and equipment was $6.9 million, $4.4 million and $2.4 million for 2006, 2005 and 2004, respectively. Property and equipment at December 31, 2006 and 2005 are detailed below:

	December 31,
	2006	2005
Computers, related equipment and software	$15,799	$9,747
Furniture and fixtures	8,092	3,721
Leasehold improvements	17,353	6,122
Assets under capital lease	409	409
Assets under construction	191	1,229

Property and equipment	41,844	21,228
Accumulated depreciation and amortization	(14,102)	(8,066)

Property and equipment, net	$27,742	$13,162

6. Restructuring Charges

In March 2004, the Company incurred a $2.1 million pre-tax restructuring charge associated with the closing of two offices. The charge included approximately $2.0 million for severance payments, which were paid by April 30, 2004, and $0.1 million for office lease payments, which were paid by August 31, 2004.

In September 2004, the Company eliminated a service offering of a practice area in the Operational Consulting segment that was not meeting its expectations and recorded a pre-tax restructuring charge of $1.3 million in the third quarter of 2004. The Company has utilized the restructuring reserve through cash payments for severance.

7. Notes Payable

At December 31, 2006 and 2005, notes payable outstanding totaled $2.0 million and $3.0 million, respectively, including a current portion of $1.0 million at the end of both periods. As described in note 3, the Company issued notes totaling $3.0 million in connection with the acquisition of Speltz & Weis. These notes are payable in three equal annual installments of $1.0 million, together with accrued interest at 4% per annum, that began on May 8, 2006. Accrued interest was $0.1 million at both December 31, 2006 and 2005. Scheduled maturities under these notes are $1.0 million in each of 2007 and 2008.

8. Line of Credit

The Company had a bank credit agreement that originally expired on February 10, 2006. On January 17, 2006, the Company extended the credit agreement for ninety days to May 10, 2006. On March 28, 2006, it was further extended for another sixty days to July 10, 2006, and certain terms of the original agreement were amended.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

On June 7, 2006, the Company entered into a new credit agreement with various financial institutions that replaced the aforementioned credit agreement. Under the terms of this new unsecured revolving credit facility, the Company could have borrowed up to $75.0 million. On December 29, 2006, the Company amended this credit agreement so that the maximum amount of principal that may be borrowed is increased to $130.0 million. Fees and interest on borrowings vary based on total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over LIBOR or a spread over or under the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by the Company. All outstanding principal is due upon expiration of the credit agreement on May 31, 2011. The credit agreement includes financial covenants that require the maintenance of certain interest coverage ratio, total debt to EBITDA ratio and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders. At December 31, 2006, borrowings outstanding totaled $8.0 million and bear interest at 5.9%. Accrued interest under the credit agreement was $0.2 million at December 31, 2006. The Company had no borrowings outstanding as of December 31, 2005. The Company was in compliance with its debt covenants as of December 31, 2006 and 2005.

9. Capital Structure and Public Offerings

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

Preferred Stock

The Company is expressly authorized to issue up to 50,000,000 shares of preferred stock. The Company’s certificate of incorporation authorizes the Company’s board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2006 and 2005, no such preferred stock has been approved or issued.

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

Public Offerings

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

In a secondary offering completed in the first quarter of 2006, HCG Holdings LLC sold 7,245,000 shares of the Company’s common stock at an offering price of $27.00 per share. The Company did not offer any shares and did not receive any proceeds from this offering. In connection with this offering, the Company paid costs totaling $0.6 million and $0.5 million during the years ended December 31, 2006 and 2005, respectively.

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

	Year ended December 31,
	2006	2005	2004
Net income	$26,689	$17,769	$10,864
Dividends accrued on 8% preferred stock	—	—	(931)

Net income attributable to common stockholders	$26,689	$17,769	$9,933

Weighted average common shares outstanding – basic	16,359	15,741	12,820
Weighted average common stock equivalents	958	1,117	945

Weighted average common shares outstanding – diluted	17,317	16,858	13,765

Basic net income attributable to common stockholders per share	$1.63	$1.13	$0.77

Diluted net income attributable to common stockholders per share	$1.54	$1.05	$0.72

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Prior to the redemption of the 8% preferred stock in 2004, the 8% preferred stockholders participated in dividends paid to common stockholders on an as converted basis using the current period estimated fair market value of a share of common stock. Net loss is not allocated to preferred stockholders.

There were no anti-dilutive securities for the years ended December 31, 2006, 2005 and 2004.

11. Employee Benefit and Deferred Compensation Plans

The Company sponsors a qualified defined contribution 401(k) plan covering substantially all of its employees. Under the plan, employees are entitled to make pre-tax contributions. The Company matches an amount equal to the employees’ contributions up to 6% of the employees’ salaries. The Company’s matching contributions for the years ended December 31, 2006, 2005, and 2004 were $5.0 million, $3.9 million and $3.3 million, respectively.

During 2006, the Company adopted the Huron Consulting Group Deferred Compensation Plan (the “Plan”), which is administered by the Company’s board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of employees of the Company may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, the Company may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between the Company and the participant. The Company, at its sole discretion, may, but is not required to, credit any additional amount it desires to any participant’s deferred compensation account. Amounts credited by the Company are subject to vesting schedules set forth in the Plan, employment agreement or any other agreement entered into between the Company and the participant. The deferred compensation liability at December 31, 2006 was $0.6 million.

12. Equity Incentive Plans

In connection with its initial public offering, the Company adopted the 2004 Omnibus Stock Plan (the “Omnibus Plan”), which replaced the Company’s then-existing equity plans for grants of share-based awards. The Omnibus Plan permits the grant of stock options, restricted stock, and other share-based awards valued in whole or in part by reference to, or otherwise based on, the Company’s common stock. Under the Omnibus Plan, as originally adopted, a total of 2,141,000 shares of common stock were reserved for issuance to eligible employees, executive officers, independent contractors and outside directors. The Plan was amended effective as of May 2, 2006 to increase the number of shares of common stock available for issuance by 2,100,000. As of December 31, 2006, 2,305,605 shares remain available for future issuance.

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

The weighted average fair values of options granted during 2006, 2005 and 2004 were $23.69, $28.59 and $7.34, respectively, which were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each period:

	December 31,
	2006	2005	2004	2003
Expected dividend yield	0%	0%	0%	0%
Expected volatility	40%	40%	12%	1%
Risk-free interest rate	4.7%	4.7%	2.6%	2.3%
Expected option life (in years)	4	4	4	4

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Stock option activity for the year ended December 31, 2006 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,305	$2.15
Granted:
Exercise price = fair market value	8	$30.29
Exercised	(426)	$0.91
Forfeited or expired	(83)	$3.34

Outstanding at December 31, 2006	804	$2.98	6.8	$34.1

Exercisable at December 31, 2006	480	$2.49	6.5	$20.6

The aggregate intrinsic value of options exercised during 2006 and 2005 was $13.4 million and $6.1 million, respectively.

The grant date fair values of the Company’s restricted stock awards are measured pursuant to SFAS 123R. Restricted stock activity for the year ended December 31, 2006 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (in dollars)
Restricted stock at January 1, 2006	1,279	$19.24
Granted	651	$30.15
Vested	(360)	$19.37
Forfeited	(154)	$19.03

Restricted stock at December 31, 2006	1,416	$23.33

The aggregate fair value of restricted stock that vested during the years ended December 31, 2006 and 2005 was $12.5 million and $4.9 million, respectively. On July 1, 2006, the Company issued a total of 504,500 shares of restricted stock to certain employees. Although these restricted shares were not issued to the grantees until July 1, 2006, a grant date was established for measurement purposes under SFAS No. 123R on February 28, 2006, the date that the Company’s Compensation Committee approved the award. As such, the Company began to recognize the expense relating to this award effective February 28, 2006.

Total share-based compensation cost recognized for the years ended December 31, 2006, 2005 and 2004 was $9.8 million, $6.9 million and $1.4 million, respectively, with related income tax benefits of $4.0 million, $2.9 million, and $0.6 million, respectively. As of December 31, 2006, there was $28.6 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

13. Income Taxes

The income tax expense for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$15,170	$12,784	$9,592
State	3,803	4,038	2,647
Foreign	70	—	—

Total current	19,043	16,822	12,239

Deferred:
Federal	878	(2,000)	(3,162)
State	212	(575)	(949)

Total deferred	1,090	(2,575)	(4,111)

Income tax expense	$20,133	$14,247	$8,128

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows. Other non-deductible items include taxes not deductible for federal income tax purposes.

	Year ended December 31,
	2006	2005	2004
Percent of pretax income:
At U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes	5.2	6.3	5.2
Meals and entertainment	2.1	1.8	2.5
Secondary offering	0.5	0.7	—
Other non-deductible items	0.2	0.7	0.1

Effective income tax expense (benefit) rate	43.0%	44.5%	42.8%

Deferred tax assets at December 31, 2006 and 2005 consist of the following:

	Year ended December 31,
	2006	2005
Deferred tax assets:
Accrued payroll and other liabilities	$12,504	$9,412
Deferred lease incentives	4,694	2,723
Share-based compensation	2,873	1,744
Amortization of intangibles	2,564	2,507
Revenue recognition	1,363	1,514
Other	9	35

Total deferred assets	24,007	17,935

Deferred tax liabilities:
Property and equipment	(1,747)	(2,213)
Prepaid expenses	(1,537)	(1,015)

Total deferred liabilities	(3,284)	(3,228)

Net deferred tax asset	$20,723	$14,707

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Although realization of the net deferred tax asset is not assured, management believes, based upon current estimates, that it is more likely than not that all of the net deferred tax assets will be realized. Accordingly, the Company determined that no valuation allowance against deferred tax assets at December 31, 2006 and 2005 was necessary.

14. Related Party Transactions

Pursuant to a registration rights agreement with HCG Holdings LLC, which owned a majority of the issued and outstanding common stock of the Company at December 31, 2005 and was a related party, the Company is obligated to pay all of the expenses relating to any public offerings. In connection with the initial public offering, in which HCG Holdings LLC participated as a selling stockholder, the Company paid all of the offering expenses of HCG Holdings LLC, other than underwriting discounts and commissions and transfer taxes with respect to the shares sold by HCG Holdings LLC. The Company also paid costs associated with an offering that was withdrawn in November 2005 and the secondary offering that was completed in February 2006. During the years ended December 31, 2006, 2005 and 2004, these costs totaled $0.6 million, $0.5 million and $3.3 million, respectively.

Huron Consulting Services LLC entered into an agreement, effective as of September 3, 2003, with Highline Technology LLC, an entity in which one of the Company’s former board members owns 50%. Pursuant to the agreement, Highline Technology provides certain management and information technology services to the Company. During 2004, the Company terminated the original agreement and entered into a new agreement with Highline Technology to provide limited consulting services. During the years ended December 31, 2006, 2005 and 2004, the Company paid to Highline Technology fees totaling $0.1 million, $0.1 million and $0.2 million, respectively.

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

On October 21, 2005, the client filed an application with the Bankruptcy Court to authorize the retention of the Company during the bankruptcy process. In connection with the application, new financial terms and conditions of the engagement contracts, including billing terms and rates for the Company’s services, were negotiated and agreed to with the client and certain other interested parties retroactive to July 5, 2005 pursuant to a new engagement contract that superseded the original contracts. At a hearing held on October 28, 2005, the Bankruptcy Court approved on an interim basis the Company’s retention based on these agreed upon terms. On December 14, 2005, the Bankruptcy Court approved the Company’s retention on a permanent basis. There could be challenges during the bankruptcy process to the fees earned by us and Speltz & Weis, as well as challenges during and after the bankruptcy process to fees earned by us and Speltz & Weis prior to the bankruptcy filing on July 5, 2005, as several parties to the bankruptcy proceeding have reserved their right to challenge those fees. Although no such claim has been brought to date, if a claim is brought in the future, the claim could have a material adverse impact on our financial position, results of operations, earnings per share or cash flows in the period in which such claim were resolved.

The accompanying consolidated financial statements reflect the effects of the new financial terms and conditions approved by the Bankruptcy Court. The change in financial terms approved by the Bankruptcy Court on December 14, 2005 resulted in $2.2 million and $2.1 million less revenues than the amounts provided for under the original terms of the interim management contract for the years ended December 31, 2006 and 2005, respectively. The results for the years ended December 31, 2006 and 2005 also reflect legal and related costs totaling approximately $0.6 million and $0.9 million, respectively, associated with the bankruptcy process.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Based on the projected cash flows under the new financial terms and conditions approved by the Bankruptcy Court, the intangible value that the Company assigned to the interim management contract in connection with the Speltz & Weis acquisition decreased. Accordingly, the Company wrote off the remaining carrying value of this contract in the third quarter of 2005. This charge, totaling $0.6 million, is included in depreciation and amortization on the Company’s consolidated statement of income for the year ended December 31, 2005 and is attributable to the Financial Consulting segment.

16. Commitments, Contingencies and Guarantees

Lease Commitments

The Company leases office space and certain equipment and software under noncancelable operating and capital lease arrangements expiring on various dates through 2016, with various renewal options. The Company’s principal executive offices located in Chicago, Illinois are under a lease that expires in September 2014, with two five-year renewal options. The Company also has office facilities located in New York City, New York under a lease that expires in July 2016, with one five-year renewal option. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount. Rental expense, including operating costs and taxes, for the years ended December 31, 2006, 2005 and 2004 was $8.7 million, $5.0 million and $4.1 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2006, are as follows:

	Capital Lease Obligations	Operating Lease Obligations	Sublease Income
2007	$282	$11,761	$(1,207)
2008	—	11,298	(1,029)
2009	—	10,620	(1,030)
2010	—	10,117	(1,032)
2011	—	8,492	(18)
Thereafter	—	28,156	—

Total	$282	$80,444	$(4,316)

Legal Contingencies

From time to time, the Company is involved in various legal matters arising out of the ordinary course of business. Although the outcome of these matters cannot presently be determined, in the opinion of management, disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Guarantees

Guarantees in the form of letters of credit totaling $6.3 million and $6.5 million were outstanding at December 31, 2006 and 2005, respectively, to support certain office lease obligations.

In connection with its business acquisitions, the Company may be required to pay additional purchase consideration to the sellers if specific performance targets are met over a number of years as specified in the related purchase agreements. There is no limitation to the maximum amount of additional purchase consideration and such amount is not determinable at this time, but the aggregate amount that potentially may be paid could be significant. Additional purchase consideration earned by certain sellers totaled $8.0 million for the year ended December 31, 2006. No additional purchase consideration was earned by any sellers for the year ended December 31, 2005 or 2004.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

To the extent permitted by law, the Company’s by-laws and articles of incorporation require that the Company indemnify its officers and directors against judgments, fines and amounts paid in settlement, including attorney’s fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to the Company if such person acted in good faith. Although there is no limit on the amount of indemnification, the Company may have recourse against its insurance carrier for certain payments made.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Year ended December 31,
	2006	2005	2004
Financial Consulting:
Revenues	$138,543	$118,178	$92,378
Operating income	$58,016	$46,676	$34,365
Segment operating income as a percent of segment revenues	41.9%	39.5%	37.2%
Operational Consulting:
Revenues	$150,045	$89,035	$67,172
Operating income	$51,985	$31,680	$23,009
Segment operating income as a percent of segment revenues	34.6%	35.6%	34.3%
Total Company:
Revenues	$288,588	$207,213	$159,550
Reimbursable expenses	33,330	18,749	14,361

Total revenues and reimbursable expenses	$321,918	$225,962	$173,911

Statement of operations reconciliation:
Segment operating income	$110,001	$78,356	$57,374
Charges not allocated at the segment level:
Other selling, general and administrative expenses	53,291	41,493	31,850
Depreciation and amortization expense	9,201	5,282	2,365
Restructuring charges	—	—	3,475
Interest (income) expense, net	703	(472)	692
Other	(16)	37	—

Net income before provision for income taxes	$46,822	$32,016	$18,992

Segment assets:
Financial Consulting	$24,120	$24,825	$18,921
Operational Consulting	40,355	22,526	13,659
Unallocated assets (1)	134,969	82,348	50,639

Total assets	$199,444	$129,699	$83,219

(1)	Goodwill and intangible assets are included in unallocated assets, as the Company’s chief operating decision maker does not allocate these items in assessing segment performance or in allocating resources.

All long-lived assets are in the United States.

During the year ended December 31, 2006, one client generated $29.3 million, or 10.2%, of the Company’s consolidated revenues. Of the $29.3 million, $25.8 million was generated by the Financial Consulting segment and $3.5 million was generated by the Operational Consulting segment. No client accounted for 10% or more of total receivables and unbilled services of the Company at December 31, 2006.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

During 2004, no client in either segment accounted for 10% or more of total revenues or 10% or more of total receivables and unbilled services of the Company.

18. Valuation and Qualifying Accounts

The following summarizes the activity of the allowances for doubtful accounts and unbilled services:

	Beginning balance	Additions*	Deductions	Ending balance
Year ended December 31, 2004:
Allowances for doubtful accounts and unbilled services	$1,792	9,051	7,178	$3,665
Year ended December 31, 2005:
Allowances for doubtful accounts and unbilled services	$3,665	7,444	7,165	$3,944
Year ended December 31, 2006:
Allowances for doubtful accounts and unbilled services	$3,944	8,928	8,359	$4,513

*	Additions include provisions for fee adjustments related to estimated overruns on fixed and capped fee engagements and other discretionary pricing adjustments, as well as write-offs of accounts receivables.

19. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2006	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$62,187	$67,769	$75,194	$83,438
Reimbursable expenses	$5,439	$6,691	$7,921	$13,279
Total revenues and reimbursable expenses	$67,626	$74,460	$83,115	$96,717
Gross profit	$26,022	$28,589	$31,768	$36,257
Operating income	$9,673	$11,307	$12,123	$14,406
Net income	$5,596	$6,280	$6,785	$8,028
Earnings per share:
Basic	$0.35	$0.39	$0.41	$0.48
Diluted	$0.33	$0.36	$0.39	$0.46
Weighted average shares used in calculating earnings per share:
Basic	16,077	16,309	16,424	16,616
Diluted	16,995	17,244	17,415	17,607

	Quarter Ended
2005	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$46,760	$50,517	$54,309	$55,627
Reimbursable expenses	4,370	4,691	4,840	4,848
Total revenues and reimbursable expenses	51,130	55,208	59,149	60,475
Gross profit	20,799	21,365	22,897	22,837
Operating income	8,229	8,150	7,218	7,984
Net income	4,827	4,657	3,766	4,519
Earnings per share:
Basic	$0.31	$0.30	$0.24	$0.28
Diluted	$0.29	$0.28	$0.22	$0.27
Weighted average shares used in calculating earnings per share:
Basic	15,547	15,646	15,777	15,990
Diluted	16,677	16,773	16,950	17,027

20. Subsequent Events (unaudited)

In January 2007, the Company acquired Wellspring Partners LTD and Glass & Associates, Inc in two separate transactions. See note 3 above for further details regarding these transactions.