Form 10-Q
period 2007-03-31
Huron Consulting Group Inc.
filed 2007-05-03
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 27, 2007, approximately 18,647,373 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$6,336	$16,572
Receivables from clients, net	57,435	41,848
Unbilled services, net	33,283	22,627
Income tax receivable	—	3,637
Deferred income taxes	19,757	15,290
Other current assets	8,911	6,435
Total current assets	125,722	106,409
Property and equipment, net	29,559	27,742
Deferred income taxes	1,725	5,433
Deposits and other assets	4,012	2,294
Intangible assets, net	18,449	4,238
Goodwill	135,026	53,328
Total assets	$314,493	$199,444

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,228	$2,684
Accrued expenses	14,365	12,712
Accrued payroll and related benefits	26,079	41,649
Income tax payable	5,246	—
Deferred revenues	6,599	4,035
Bank borrowings	—	8,000
Current portion of notes payable and capital lease obligations	1,138	1,282
Total current liabilities	57,655	70,362
Non-current liabilities:
Deferred compensation and other liabilities	2,389	1,169
Notes payable and capital lease obligations, net of current portion	1,000	1,000
Bank borrowings	112,000	—
Deferred lease incentives	10,420	10,333
Total non-current liabilities	125,809	12,502
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 19,018,203 and 18,470,623 shares issued at March 31, 2007 and December 31, 2006, respectively	178	178
Treasury stock, at cost, 427,545 and 398,783 shares at March 31, 2007 and December 31, 2006, respectively	(10,955)	(9,396)
Additional paid-in capital	85,795	79,598
Retained earnings	56,011	46,200
Total stockholders’ equity	131,029	116,580
Total liabilities and stockholders equity	$314,493	$199,444

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues and reimbursable expenses:
Revenues	$116,009	$62,187
Reimbursable expenses	10,035	5,439
Total revenues and reimbursable expenses	126,044	67,626
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	66,903	35,990
Intangible assets amortization	2,240	76
Reimbursable expenses	10,117	5,538
Total direct costs and reimbursable expenses	79,260	41,604
Operating expenses:
Selling, general and administrative	23,827	14,841
Depreciation and amortization	4,042	1,508
Total operating expenses	27,869	16,349
Operating income	18,915	9,673
Other income (expense):
Interest income (expense), net	(1,425)	232
Other income (expense)	30	—
Total other income (expense)	(1,395)	232
Income before provision for income taxes	17,520	9,905
Provision for income taxes	7,709	4,309
Net income	$9,811	$5,596

Earnings per share:
Basic	$0.59	$0.35
Diluted	$0.55	$0.33

Weighted average shares used in calculating earnings per share:
Basic	16,725	16,077
Diluted	17,768	16,995

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	17,828,323	$178	$(9,396)	$79,598	$46,200	$116,580
Net income	—	—	—	—	9,811	9,811
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	—	—	5	(5)	—	—
Exercise of stock options	38,180	—	—	164	—	164
Share-based compensation	—	—	—	4,206	—	4,206
Shares redeemed for employee tax withholdings	—	—	(1,564)	—	—	(1,564)
Income tax benefit on share-based compensation	—	—	—	1,832	—	1,832
Balance at March 31, 2007	17,866,503	$178	$(10,955)	$85,795	$56,011	$131,029

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$9,811	$5,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,282	1,584
Deferred income taxes	(3,866)	(2,380)
Share-based compensation	4,206	2,263
Allowances for doubtful accounts and unbilled services	3,035	404
Other	—	135
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(10,937)	(5,319)
Increase in unbilled services	(10,972)	(3,750)
Decrease in income tax receivable / payable, net	8,884	2,407
Increase in other assets	(3,430)	(1,975)
Increase (decrease) in accounts payable and accrued liabilities	(521)	5,695
Decrease in accrued payroll and related benefits	(16,115)	(14,201)
Decrease in deferred revenues	(1,567)	(482)
Net cash used in operating activities	(15,190)	(10,023)

Cash flows from investing activities:
Purchases of property and equipment, net	(3,022)	(7,600)
Purchases of a businesses, net of cash acquired	(96,312)	—
Net cash used in investing activities	(99,334)	(7,600)

Cash flows from financing activities:
Proceeds from exercise of stock options	164	127
Shares redeemed for employee tax withholdings	(1,564)	(864)
Tax benefit from share-based compensation	1,832	2,861
Proceeds from borrowings under line of credit	146,500	—
Repayments on line of credit	(42,500)	—
Principal payment of capital lease obligations	(144)	(144)
Net cash provided by financing activities	104,288	1,980

Net decrease in cash and cash equivalents	(10,236)	(15,643)
Cash and cash equivalents at beginning of the period	16,572	31,820
Cash and cash equivalents at end of the period	$6,336	$16,177

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1.  Description of Business

Huron Consulting Group Inc. was formed on March 19, 2002. Huron Consulting Group Inc., together with its wholly-owned operating subsidiaries (collectively, the “Company”), is an independent provider of financial and operational consulting services, whose clients include Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations, and the law firms that represent these various organizations.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s annual report on Form 10-K. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3.   Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS No. 157 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement may have on its financial position, results of operations, earnings per share, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement may have on its financial position, results of operations, earnings per share, and cash flows.

4.  Business Combinations

Acquisition of Wellspring Partners LTD
In January 2007, the Company acquired Wellspring Partners LTD (“Wellspring”), a management consulting firm specializing in integrated performance improvement services for hospitals and health systems. With the acquisition of Wellspring, the Company expanded its national presence in the healthcare provider sector. This acquisition was consummated on January 2, 2007 and the results of operations of Wellspring have been included within the Company’s Health and Education Consulting operating segment since that date.

The aggregate purchase price of this acquisition was approximately $68.0 million, consisting of $64.7 million in cash paid at closing, $0.2 million of transaction costs, and a $3.1 million working capital adjustment. The Company financed this acquisition with a combination of cash on hand and borrowings of $55.0 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular amounts in thousands, except per share amounts)

Based on a preliminary valuation that is subject to refinement, the identifiable intangible assets that were acquired totaled approximately $13.0 million and have an estimated weighted average useful life of 27.1 months, which consists of customer contracts totaling $4.7 million (9.0 months useful life), customer relationships totaling $3.9 million (24.0 months useful life), non-competition agreements totaling $2.3 million (72.0 months useful life), and a tradename valued at $2.1 million (24.0 months useful life). Additionally, the Company recorded approximately $56.1 million of goodwill, which the Company does not intend to deduct for income tax purposes.

Acquisition of Glass & Associates, Inc.
Also in January 2007, the Company acquired Glass & Associates, Inc. (“Glass”), a turnaround and restructuring consulting firm that provides advice and leadership to troubled businesses in the United States and Europe. With the acquisition of Glass, the Company expanded its position in the consulting and restructuring marketplace, as well as expanded its interim management capabilities to distressed companies in industries beyond healthcare. The stock purchase agreement for this acquisition was executed on January 2, 2007 and the transaction was consummated on January 9, 2007 upon the satisfaction of certain closing conditions. The results of operations of Glass have been included within the Company’s Corporate Consulting operating segment since January 2, 2007.

The aggregate purchase price of this acquisition was approximately $31.8 million, consisting of $30.0 million in cash paid at closing, $0.7 million of transaction costs, a $0.7 million working capital adjustment, and $0.4 million of additional purchase consideration earned by Glass during the first quarter of 2007 subsequent to the acquisition. The Company financed this acquisition with a combination of cash on hand and borrowings of $20.0 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

Based on a preliminary valuation that is subject to refinement, the identifiable intangible assets that were acquired totaled approximately $5.0 million and have an estimated weighted average useful life of 35.2 months, which consists of customer contracts totaling $1.3 million (6.0 months useful life), customer relationships totaling $1.5 million (24.0 months useful life), and non-competition agreements totaling $2.2 million (60.0 months useful life). Additionally, the Company recorded approximately $25.9 million of goodwill, which the Company intends to deduct for income tax purposes.

Acquisition of MSGalt & Company, LLC
On April 3, 2006, the Company acquired substantially all of the assets of MSGalt & Company, LLC (“Galt”), a specialized advisory firm that designs and implements corporate-wide programs to improve shareholder returns. With the acquisition of Galt, the Company expanded its value and service offerings to the office of the chief executive officer and boards of Fortune 500 companies. This acquisition was consummated on April 3, 2006 and the results of operations of Galt have been included within the Company’s Corporate Consulting operating segment since that date.

The aggregate purchase price of this acquisition was $28.4 million, consisting of $20.4 million in cash paid at closing, $0.3 million of transaction costs, and $7.7 million of additional purchase consideration earned by Galt during 2006 subsequent to the acquisition, as certain performance targets were met. The Company financed this acquisition with cash on hand and borrowings of $6.5 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by Galt employees over a four-year period. Such amounts will be recorded as an expense.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular amounts in thousands, except per share amounts)

The identifiable intangible assets that were acquired totaled $4.3 million and have an estimated weighted average useful life of 20.0 months, which consists of customer contracts totaling $1.7 million (3.2 months weighted average useful life), customer relationships totaling $1.4 million (6.1 months weighted average useful life), and non-competition agreements totaling $1.2 million (60.0 months weighted average useful life). The Company assigned relatively short lives to the customer contracts and customer relationships due to the short-term nature of the services and relationships provided under these contracts. Additionally, the Company recorded $24.1 million of goodwill, which the Company intends to deduct for income tax purposes.

Purchase Price Allocations
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the Company’s significant business acquisitions.

	Wellspring January 2, 2007	Glass January 2, 2007	Galt April 3, 2006
Assets Acquired:
Current assets	$10,642	$2,018	$—
Property and equipment	1,073	215	11
Long-term assets	—	23	—
Intangible assets	13,000	5,000	4,300
Goodwill	56,063	25,898	24,069
	80,778	33,154	28,380
Liabilities Assumed:
Current liabilities	7,479	1,368	—
Non-current deferred tax liability	5,278	—	—
	12,757	1,368	—

Net Assets Acquired	$68,021	$31,786	$28,380

Pro Forma Financial Data
The following unaudited pro forma financial data for the three months ended March 31, 2006 give effect to the acquisitions of Wellspring, Glass and Galt as if they had been completed at the beginning of the period. The financial data for the three months ended March 31, 2007 reflect actual results from these acquisitions and are already included in the Company’s consolidated financial results. The unaudited pro forma financial data are not necessarily indicative of the operating results that would have been achieved if the acquisition had occurred on the dates indicated, nor are they necessarily indicative of future results.

	Three Months Ended March 31,
Historical Huron and Historical Wellspring	2007 Actual	2006 Pro forma
Revenues, net of reimbursable expenses	$116,009	$75,778
Operating income	$18,915	$10,982
Income before provision for income taxes	$17,520	$10,445
Net income	$9,811	$5,915
Earnings per share:
Basic	$0.59	$0.37
Diluted	$0.55	$0.35

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended March 31,
Historical Huron and Historical Glass	2007 Actual	2006 Pro forma
Revenues, net of reimbursable expenses	$116,009	$68,272
Operating income	$18,915	$10,597
Income before provision for income taxes	$17,520	$10,495
Net income	$9,811	$5,945
Earnings per share:
Basic	$0.59	$0.37
Diluted	$0.55	$0.35

	Three Months Ended March 31,
Historical Huron and Historical Galt	2007 Actual	2006 Pro forma
Revenues, net of reimbursable expenses	$116,009	$66,256
Operating income	$18,915	$9,679
Income before provision for income taxes	$17,520	$9,721
Net income	$9,811	$5,487
Earnings per share:
Basic	$0.59	$0.34
Diluted	$0.55	$0.32

5.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2007 were as follows:

	Legal Financial Consulting	Legal Operational Consulting	Health and Education Consulting	Corporate Consulting	Total
Balance as of December 31, 2006	$1,334	$13,771	$11,256	$26,967	$53,328
Goodwill acquired in connection with business combinations	—	—	56,063	25,898	81,961
Tax adjustment	—	(263)	—	—	(263)
Balance as of March 31, 2007	$1,334	$13,508	$67,319	$52,865	$135,026

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets amortization expense was $3.8 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. Estimated intangible assets amortization expense is $12.2 million for 2007, $5.6 million for 2008, $1.6 million for 2009, $1.5 million for 2010, $0.9 million for 2011, and $0.4 million for 2012. These amounts are based on intangible assets recorded as of March 31, 2007 and actual amortization expense could differ from these estimated amounts as a result of the finalization of the Wellspring and Glass valuations, future acquisitions and other factors. Intangible assets are as follows:

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular amounts in thousands, except per share amounts)

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$9,960	$6,177	$3,960	$3,960
Customer relationships	9,766	3,368	4,366	2,411
Non-competition agreements	6,605	592	2,105	273
Tradename	2,100	263	—	—
Technology and software	585	167	585	134
Total	$29,016	$10,567	$11,016	$6,778

6.  Earnings Per Share

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

	Three Months Ended March 31,
	2007	2006
Net income	$9,811	$5,596

Weighted average common shares outstanding - basic	16,725	16,077
Weighted average common stock equivalents	1,043	918
Weighted average common shares outstanding - diluted	17,768	16,995

Basic earnings per share	$0.59	$0.35
Diluted earnings per share	$0.55	$0.33

There were approximately 1,600 anti-dilutive securities for the three months ended March 31, 2007 and none for the three months ended March 31, 2006.

7.  Line of Credit

At December 31, 2006, the Company had a credit agreement with various financial institutions under which it could borrow up to $130.0 million. On February 23, 2007, the Company amended the credit agreement so that the maximum amount of principal that may be borrowed is increased to $175.0 million, with an accordion feature allowing for an additional amount of up to $50.0 million to be borrowed upon approval from the lenders. Fees and interest on borrowings vary based on the Company’s total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over LIBOR or a spread over the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by the Company. All outstanding principal is due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require the Company to maintain certain interest coverage ratio, total debt to EBITDA ratio, and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders. Borrowings outstanding under this credit facility at March 31, 2007 totaled $112.0 million and bear a weighted-average interest rate of 6.2%. Borrowings outstanding at December 31, 2006 were $8.0 million and bear interest at 5.9%. At both March 31, 2007 and December 31, 2006, the Company was in compliance with its debt covenants.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular amounts in thousands, except per share amounts)

8.  Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

The Company’s unrecognized tax benefits at both January 1, 2007 and March 31, 2007 totaled $0.1 million, all of which would have a favorable impact on the Company’s effective tax rate if recognized.

The Company does not expect that changes in the liability for unrecognized tax benefits during the next 12 months will have a significant impact on the Company’s financial position or results of operations.

Upon adoption on January 1, 2007 and as of March 31, 2007, an accrual for the potential payment of interest and penalties was deemed not necessary. If deemed necessary, the Company will record accrued interest and penalties as a component of provision for income taxes on the consolidated statement of income.

The Company files income tax returns with federal, state, local and foreign jurisdictions. The 2004 federal and main office state of Illinois tax returns were examined and closed in 2006 and no material adjustments were identified toward any of the Company’s tax positions. The Company’s Federal and Illinois tax returns for 2005 and 2006 are subject to future examinations by relevant tax authorities. For all other states, 2003 through 2006 are subject to future examinations. The Company does not currently have any material foreign income tax filings.

9.  Commitments and Contingencies

Litigation
From time to time, the Company is involved in various legal matters arising out of the ordinary course of business. Although the outcome of these matters cannot presently be determined, in the opinion of management, disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Guarantees
Guarantees in the form of letters of credit totaling $6.4 million and $6.3 million were outstanding at March 31, 2007 and December 31, 2006, respectively, to support certain office lease obligations.

In connection with certain business acquisitions, the Company may be required to pay additional purchase consideration to the sellers if specific performance targets are met over a number of years as specified in the related purchase agreements. There is no limitation to the maximum amount of additional purchase consideration and such amount is not determinable at this time, but the aggregate amount that potentially may be paid could be significant. Such amounts are generally measured and determined at the end of the Company’s fiscal year. Additional purchase consideration earned by certain sellers totaled $0.4 million for the three months ended March 31, 2007 and $8.0 million for the year ended December 31, 2006.

To the extent permitted by law, the Company’s by-laws and articles of incorporation require that the Company indemnify its officers and directors against judgments, fines, and amounts paid in settlement, including attorneys’ fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to the Company if such person acted in good faith. Although there is no limit on the amount of indemnification, the Company may obtain payments from its insurance carrier for certain indemnification payments made.

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

Historically, the Company provided financial results under two operating segments: Financial Consulting and Operational Consulting. In response to the Company’s continued growth and acquisitions of complementary businesses, effective January 1, 2007, the Company reorganized its practice areas and service lines to better meet market demands and serve its clients. Under the new organizational structure, the Company’s chief operating decision maker manages the business under four operating segments as follows.

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

•
Health and Education Consulting. This segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance.

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

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include costs for corporate office support, office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and company-wide business development functions, as well as costs related to overall corporate management.

The table below sets forth information about the Company’s operating segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment information for the three months ended March 31, 2006 has been restated to reflect the new operating segment structure.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Legal Financial Consulting:
Revenues	$36,612	$26,049
Operating income	$16,175	$11,703
Segment operating income as a percent of segment revenues	44.2%	44.9%
Legal Operational Consulting:
Revenues	$23,271	$7,550
Operating income	$7,902	$2,157
Segment operating income as a percent of segment revenues	34.0%	28.6%
Health and Education Consulting:
Revenues	$38,852	$18,424
Operating income	$12,200	$5,288
Segment operating income as a percent of segment revenues	31.4%	28.7%
Corporate Consulting:
Revenues	$17,274	$10,164
Operating income	$4,196	$3,607
Segment operating income as a percent of segment revenues	24.3%	35.5%
Total Company:
Revenues	$116,009	$62,187
Reimbursable expenses	10,035	5,439
Total revenues and reimbursable expenses	$126,044	$67,626

Statement of operations reconciliation:
Segment operating income	$40,473	$22,755
Charges not allocated at the segment level:
Other selling, general and administrative expenses	17,516	11,574
Depreciation and amortization	4,042	1,508
Other expense (income)	1,395	(232)
Income before provision for income taxes	$17,520	$9,905

Segment assets:
Legal Financial Consulting	$22,688	$17,659
Legal Operational Consulting	24,172	16,273
Health and Education Consulting	24,247	17,940
Corporate Consulting	19,611	12,603
Unallocated assets (1)	223,775	134,969
Total assets	$314,493	$199,444

(1)	Goodwill and intangible assets are included in unallocated assets, as the Company does not allocate these items in assessing segment performance or in allocating resources.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” or “continues” or the negative of such terms or other comparable terminology. These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization and billing rates, number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions do not change from current expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Please see “Risk Factors” in our 2006 annual report on Form 10-K for a complete description of the material risks we face.

OVERVIEW

Our History
Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants that consisted primarily of former Arthur Andersen LLP partners and professionals. In October 2004, we completed our initial public offering (“IPO”) and became a publicly traded company.

Since the date of our IPO through December 31, 2006, we completed the following acquisitions:

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

•
Also in July 2006, we acquired Aaxis Technologies Inc. (“Aaxis”). Aaxis provides full-service electronic data discovery support to litigation teams and corporate counsel with a focus on forensics and data gathering, end-to-end data processing, and information consulting.

During the first quarter of 2007, we completed two additional acquisitions:

•
In January 2007, we acquired Wellspring Partners LTD (“Wellspring”), a management consulting firm specializing in integrated performance improvement services for hospitals and health systems. With the acquisition of Wellspring, we expanded our national presence in the healthcare provider sector. This acquisition was consummated on January 2, 2007 and the results of operations of Wellspring have been included within our Health and Education Consulting operating segment since that date.

The aggregate purchase price of this acquisition was approximately $68.0 million, consisting of $64.7 million in cash paid at closing, $0.2 million of transaction costs, and a $3.1 million working capital adjustment. We financed this acquisition with a combination of cash on hand and borrowings of $55.0 million under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

•
Also in January 2007, we acquired Glass & Associates, Inc. (“Glass”), a turnaround and restructuring consulting firm that provides advice and leadership to troubled businesses in the United States and Europe. With the acquisition of Glass, we expanded our position in the consulting and restructuring marketplace, as well as expanded our interim management capabilities to distressed companies in industries beyond healthcare. The stock purchase agreement for this acquisition was executed on January 2, 2007 and the transaction was consummated on January 9, 2007 upon the satisfaction of certain closing conditions. The results of operations of Glass have been included within our Corporate Consulting operating segment since January 2, 2007.

The aggregate purchase price of this acquisition was approximately $31.8 million, consisting of $30.0 million in cash paid at closing, $0.7 million of transaction costs, a $0.7 million working capital adjustment, and $0.4 million of additional purchase consideration earned by Glass during the first quarter of 2007 subsequent to the acquisition. We financed this acquisition with a combination of cash on hand and borrowings of $20.0 million under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

Our Business
Huron is an independent provider of financial and operational consulting services, with clients that include Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations and the law firms that represent these various organizations.

Historically, we provided our services through two operating segments: Financial Consulting and Operational Consulting. In response to our continued growth and acquisitions of complementary businesses, effective January 1, 2007, we reorganized our practice areas and service lines to better meet market demands and serve our clients. Under the new organizational structure, we manage our business under four operating segments as follows.

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

•
Health and Education Consulting. This segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance.

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

The majority of our revenues are generated by our billable consultants who provide consulting services to our clients. A smaller portion of our revenues is generated by our other professionals, consisting of our document review and electronic data discovery groups, who generate revenues primarily based on number of hours worked and units produced such as pages reviewed or data processed. We refer to our billable consultants and other professionals collectively as revenue-generating professionals. Additionally, we utilize independent contractors to supplement our full-time professionals.

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

Most of our revenues are generated based on either the number of hours incurred by our billable consultants and independent contractors, or the number of hours incurred or units produced by our other professionals at agreed upon rates. We refer to these types of arrangements collectively as time and expense engagements. Time and expense engagements represented 77.3% and 87.3% of our revenues in the three months ended March 31, 2007 and 2006, respectively.

In fixed fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three months ended March 31, 2007 and 2006, fixed fee engagements represented 21.9% and 10.5% of our revenues, respectively. The increase primarily reflects the billing practices of Wellspring, which we acquired in 2007 and which has a larger percentage of fixed fee engagements.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time and expense or fixed fee engagements. While performance-based fee revenues represented only 0.8% and 2.2% of our revenues for the three months ended March 31, 2007 and 2006, respectively, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve this, we have entered into select acquisitions of complementary businesses and continue to hire highly qualified revenue-generating professionals. Since we commenced operations, we have more than quadrupled the number of our revenue-generating professionals from 213 on May 31, 2002 to 979 as of March 31, 2007. To expand our business, we will remain focused on growing our existing relationships and developing new relationships, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and continue to acquire complementary businesses. Additionally, we intend to enhance our visibility in the marketplace by continuing to build our brand.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are five accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, valuation of net deferred tax assets, and share-based compensation.

Revenue Recognition
We recognize revenues in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectibility is reasonably assured. Our services are primarily rendered under arrangements that require the client to pay based on the hours incurred by our revenue-generating professionals, the number of pages reviewed by our document review group, or the amount of data processed by our electronic data discovery group at agreed-upon rates, which are recognized as services are provided. Revenues related to fixed-fee engagements are recognized based on estimates of services provided versus the total services to be provided under the engagement. Losses, if any, on fixed fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. To date, such losses have not been significant. Revenues earned from performance-based engagements are recognized when all performance-based criteria are met. We also have contracts with clients to deliver multiple services that are covered under both individual and separate engagement letters. These arrangements allow for our services to be valued and accounted for on a separate basis. We recognize reimbursable expenses related to time and expense and fixed fee engagements as revenue in the period in which the expense is incurred. We recognize reimbursable expenses subject to performance-based criteria as revenue when all performance criteria are met. We recognize direct costs incurred on all types of engagements, including performance-based engagements, in the period in which incurred.

We record differences between the timing of billings and the recognition of revenue as either unbilled services or deferred revenue. We record revenues recognized for services performed but not yet billed to clients as unbilled services. We record amounts billed to clients but not yet recognized as revenues as deferred revenue. We also classify client prepayments and retainers that are unearned as deferred revenue and recognize over future periods as earned in accordance with the applicable engagement agreement.

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

We record the provision for doubtful accounts and unbilled services as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, we record the provision in operating expenses.

Carrying Value of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of March 31, 2007 was $135.0 million, which resulted from our acquisitions. Pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually or whenever indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of April 30, 2006 and determined that no impairment of goodwill existed as of that date. Further, no indications of impairment have arisen since that date.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $18.4 million at March 31, 2007, and consist of customer contracts, customer relationships, non-competition agreements, a tradename, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

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

RESULTS OF OPERATIONS

As previously described, historically we have provided our services through two operating segments: Financial Consulting and Operational Consulting. In response to our continued growth and acquisitions of complementary businesses, effective January 1, 2007, we reorganized our practice areas and service lines to better meet market demands and serve our clients. Under the new organizational structure, we manage our business under four operating segments: Legal Financial Consulting, Legal Operational Consulting, Health and Education Consulting, and Corporate Consulting.

The table below sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment information for the three months ended March 31, 2006 has been restated to reflect the new operating segment structure. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

Segment and Consolidated Operating Results	Three Months Ended March 31,
(in thousands):	2007	2006
Revenues and reimbursable expenses:
Legal Financial Consulting	$36,612	$26,049
Legal Operational Consulting (1)	23,271	7,550
Health and Education Consulting	38,852	18,424
Corporate Consulting	17,274	10,164
Total revenues	116,009	62,187
Total reimbursable expenses	10,035	5,439
Total revenues and reimbursable expenses	$126,044	$67,626

Operating income:
Legal Financial Consulting	$16,175	$11,703
Legal Operational Consulting	7,902	2,157
Health and Education Consulting	12,200	5,288
Corporate Consulting	4,196	3,607
Total segment operating income	40,473	22,755

Unallocated corporate costs	17,516	11,574
Depreciation and amortization expense	4,042	1,508
Total operating expenses	21,558	13,082

Operating income	$18,915	$9,673

Other Operating Data:
Number of revenue-generating professionals (at period end) (2):
Legal Financial Consulting - Billable Consultants	281	224
Legal Operational Consulting - Billable Consultants	121	109
Legal Operational Consulting - Other Professionals (1)	55	—
Health and Education Consulting - Billable Consultants	352	207
Corporate Consulting - Billable Consultants	170	96
Total	979	636
Average number of revenue-generating professionals (for the period) (2):
Legal Financial Consulting - Billable Consultants	280	223
Legal Operational Consulting - Billable Consultants	121	103
Legal Operational Consulting - Other Professionals (1)	51	—
Health and Education Consulting - Billable Consultants	345	212
Corporate Consulting - Billable Consultants	173	101
Total	970	639
Billable consultant utilization rate (3):
Legal Financial Consulting	85.0%	83.9%
Legal Operational Consulting (1)	75.5%	67.7%
Health and Education Consulting	78.3%	78.1%
Corporate Consulting	68.4%	71.6%
Total	78.1%	77.5%
Average billing rate per hour (4):
Legal Financial Consulting	$299	$284
Legal Operational Consulting (1)	$238	$225
Health and Education Consulting	$248	$221
Corporate Consulting	$293	$296
Total	$272	$257

(1)
Legal Operational Consulting revenues include revenues generated by our document review and processing groups (Legal Operational Consulting - Other Professionals) for the three months ended March 31, 2007. Utilization rate and average billing rate per hour are not presented for these professionals as they are not meaningful measures.

(2)
Revenue-generating professionals consist of our billable consultants and other professionals. Billable consultants generate revenues primarily based on number of hours worked while our other professionals generate revenues based on number of hours worked and units produced, such as pages reviewed and data processed. Revenue-generating professionals exclude interns and independent contractors.

(3)
We calculate the utilization rate for our billable consultants by dividing the number of hours all our consultants worked on client assignments during a period by the total available working hours for all of our consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

(4)
For engagements where revenues are based on number of hours worked by our billable consultants, average billing rate per hour is calculated by dividing revenues for a period by the number of hours worked (excluding interns and independent contractor hours) on client assignments during the same period.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues
Revenues increased $53.8 million, or 86.5%, to $116.0 million for the three months ended March 31, 2007 from $62.2 million for the three months ended March 31, 2006. Revenues for the three months ended March 31, 2007 included revenues generated by Galt, DRCS, Aaxis, Wellspring, and Glass, all of which we acquired subsequent to March 31, 2006. Revenues from time and expense engagements increased $35.4 million, or 65.2%, to $89.7 million for the first quarter of 2007 from $54.3 million for the first quarter of 2006. Revenues from fixed fee engagements increased $18.9 million, or 290.8%, to $25.4 million for the three months ended March 31, 2007 from $6.5 million for the three months ended March 31, 2006. Revenues from performance-based engagements decreased $0.5 million, or 35.7%, to $0.9 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006.

Of the overall $53.8 million increase in revenues, $32.9 million was attributable to our billable consultants and $20.9 million was attributable to our document review and processing groups, as well as increased usage of independent contractors. Of the $32.9 million increase in billable consultant revenues, $27.3 million was attributable to an increase in the number of billable consultants, $5.2 million was attributable to an increase in the average billing rate per hour, and $0.4 million was attributable to an increase in the utilization rate of our billable consultants. The increases were reflective of growing demand for our services from new and existing clients and our acquisitions. The average number of billable consultants increased to 919 for the three months ended March 31, 2007 from 639 for the three months ended March 31, 2006, as we added a significant number of billable consultants through our acquisitions. Our average billing rate per hour for engagements where revenues are based on number of hours worked by our billable consultants increased 5.8% to $272 for the three months ended March 31, 2007 from $257 for the three months ended March 31, 2006. Average billing rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked by our billable consultants on client assignments during the same period. Our billable consultant utilization rate increased to 78.1% for the three months ended March 31, 2007 from 77.5% for the three months ended March 31, 2006. The utilization rate for any given period is calculated by dividing the number of hours all our billable consultants worked on client assignments during the period by the total available working hours for all of our billable consultants during the same period, assuming a 40-hour work week, less paid holidays and vacation days.

Total Direct Costs
Our direct costs increased $30.9 million, or 85.9%, to $66.9 million in the three months ended March 31, 2007 from $36.0 million in the three months ended March 31, 2006. Approximately $19.1 million of the increase was attributable to the increase in the average number of revenue-generating professionals, the promotion of our employees during the year, including 20 to the managing director level effective January 1, 2007, and their related compensation and benefit costs. Additionally, $8.4 million of the increase in direct costs was attributable to an increased usage of independent contractors. Share-based compensation expense associated with our revenue-generating professionals increased $1.0 million, or 58.8%, to $2.7 million in the first quarter of 2007 from $1.7 million in the first quarter of 2006. We expect to continue to hire additional managing directors, as well as hire additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors. As such, we expect direct costs will continue to increase in the near term.

Total direct costs for the three months ended March 31, 2007 included $2.2 million of intangible assets amortization expense, primarily attributable to customer contracts acquired in connection with the acquisitions of Wellspring and Glass.

Operating Expenses
Selling, general and administrative expenses increased $9.0 million, or 60.5%, to $23.8 million in the three months ended March 31, 2007 from $14.8 million in the three months ended March 31, 2006. Of the $9.0 million increase, $3.8 million was attributable to higher salaries and related benefit costs, $1.8 million was due to higher marketing spending, $0.7 million resulted from an increase in training and recruiting costs, and $0.5 million was attributable to increased facilities costs. Share-based compensation expense associated with our non-revenue-generating professionals increased $0.9 million, or 150.0%, to $1.5 million in the first quarter of 2007 from $0.6 million in the first quarter of 2006. These increases were offset by the absence of secondary offering costs. During the first quarter of 2006 in connection with a secondary offering, we incurred costs totaling $0.6 million after tax, or $0.03 per diluted share.

Depreciation expense increased $1.1 million, or 78.6%, to $2.5 million in the three months ended March 31, 2007 from $1.4 million in the three months ended March 31, 2006 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense for the three months ended March 31, 2007 and 2006 was $1.5 million and $0.1 million, respectively. The increase in 2007 was attributable to amortization of intangible assets, including customer relationships, non-competition agreements and a tradename, acquired in connection with our acquisitions subsequent to March 31, 2006.

Operating Income
Operating income increased $9.2 million, or 95.5%, to $18.9 million for the three months ended March 31, 2007 from $9.7 million for the three months ended March 31, 2006. The increase in operating income was attributable to the factors discussed above under Revenues, Total Direct Costs and Operating Expenses. Operating margin, defined as operating income expressed as a percentage of revenues, increased to 16.3% in the three months ended March 31, 2007 from 15.6% in the three months ended March 31, 2006.

Net Income
Net income increased $4.2 million, or 75.3%, to $9.8 million for the three months ended March 31, 2007 from $5.6 million for the three months ended March 31, 2006. Diluted earnings per share increased to $0.55 for the three months ended March 31, 2007 from $0.33 for the comparable period last year.

Segment Results

Legal Financial Consulting

Revenues
Legal Financial Consulting segment revenues increased $10.6 million, or 40.6%, to $36.6 million for the three months ended March 31, 2007 from $26.0 million for the three months ended March 31, 2006. Revenues from time and expense engagements increased $10.8 million, or 42.9%, to $36.0 million for the three months ended March 31, 2007 from $25.2 million for the three months ended March 31, 2006. Revenues from fixed fee engagements decreased $0.2 million, or 25.0%, to $0.6 million for the three months ended March 31, 2007 from $0.8 million for the three months ended March 31, 2006.

Of the overall $10.6 million increase in revenues, $7.6 million was attributable to an increase in the number of billable consultants, $1.6 million was attributable to an increase in the average billing rate per hour, $0.3 million was attributable to an increase in the utilization rate of our billable consultants, and $1.1 million was attributable to an increase in the usage of independent contractors. The average number of billable consultants increased to 280 for the three months ended March 31, 2007 from 223 for the three months ended March 31, 2006. The average billing rate per hour increased to $299 for the first quarter of 2007 from $284 for the first quarter of 2006. The utilization rate increased to 85.0% for the three months ended March 31, 2007 from 83.9% for the comparable period last year.

Operating Income
Legal Financial Consulting segment operating income increased $4.5 million, or 38.2%, to $16.2 million in the three months ended March 31, 2007 from $11.7 million in the three months ended March 31, 2006. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased slightly to 44.2% for the first quarter of 2007 from 44.9% in the same period last year, primarily due to an increase in share-based compensation expense.

Legal Operational Consulting

Revenues
Legal Operational Consulting segment revenues increased $15.7 million, or 208.2%, to $23.3 million for the three months ended March 31, 2007 from $7.6 million for the three months ended March 31, 2006. Revenues for the first quarter of 2007 included revenues generated by DRCS and Aaxis while revenues for the first quarter of 2006 did not. Revenues from time and expense engagements increased $16.2 million, or 270.0%, to $22.2 million for the three months ended March 31, 2007 from $6.0 million for the comparable period last year. Revenues from fixed fee engagements decreased $0.3 million, or 23.1%, to $1.0 million for the three months ended March 31, 2007 from $1.3 million for the three months ended March 31, 2006. Revenues from performance-based engagements decreased $0.2 million, or 66.7%, to $0.1 million for the first quarter of 2007 from $0.3 million for the first quarter of 2006.

Of the overall $15.7 million increase in revenues, $1.8 million was attributable to our billable consultants and $13.9 million was attributable to our document review and processing groups, as well as independent contractors supporting our billable consultants. Of the $1.8 million, $0.7 million was attributable to an increase in the number of billable consultants, $0.6 million was attributable to an increase in the utilization rate of our billable consultants, and $0.5 million was attributable to an increase in the average billing rate per hour. The average number of billable consultants increased to 121 for the first quarter of 2007 from 103 for the first quarter of 2006, while the average number of other revenue-generating professionals was 51 for the three months ended March 31, 2007. The billable consultant utilization rate increased to 75.5% for the three months ended March 31, 2007 from 67.7% for the three months ended March 31, 2006. The average billing rate per hour for engagements where revenues are based on number of hours worked by our billable consultants increased 5.8% to $238 for the first quarter of 2007 from $225 for the comparable period last year.

Operating Income
Legal Operational Consulting segment operating income increased $5.7 million, or 266.3%, to $7.9 million for the three months ended March 31, 2007 from $2.2 million for the three months ended March 31, 2006. Segment operating margin increased to 34.0% for the first quarter of 2007 from 28.6% in the same period last year primarily due to improved utilization of our billable consultants, particularly at the analyst and associate levels.

Health and Education Consulting

Revenues
Health and Education Consulting segment revenues increased $20.5 million, or 110.9%, to $38.9 million for the three months ended March 31, 2007 from $18.4 million for the three months ended March 31, 2006. Revenues for the first quarter of 2007 included revenues generated by Wellspring while revenues for the first quarter of 2006 did not. Revenues from time and expense engagements increased $6.7 million, or 45.0%, to $21.6 million for the three months ended March 31, 2007 from $14.9 million for the three months ended March 31, 2006. Revenues from fixed fee engagements increased $14.0 million, or 500.0%, to $16.8 million for the three months ended March 31, 2007 from $2.8 million for the comparable period last year. Revenues from performance-based engagements decreased $0.2 million, or 28.6%, to $0.5 million for the first quarter of 2007 from $0.7 million for the first quarter of 2006.

Of the overall $20.5 million increase in revenues, $11.7 million was attributable to an increase in the number of billable consultants, $3.3 million was attributable to an increase in the average billing rate per hour, and $5.5 million was attributable to an increase in the usage of independent contractors. The average number of billable consultants increased to 345 for the three months ended March 31, 2007 from 212 for the three months ended March 31, 2006, a portion of which was due to the acquisition of 65 Wellspring professionals. The average billing rate per hour increased 12.2% to $248 for the first quarter of 2007 from $221 for the first quarter of 2006. The utilization rate remained steady at 78.3% for the first quarter of 2007 compared to 78.1% for the comparable period last year.

Operating Income
Health and Education Consulting segment operating income increased $6.9 million, or 130.7%, to $12.2 million in the three months ended March 31, 2007 from $5.3 million in the three months ended March 31, 2006. Segment operating margin increased to 31.4% for the first quarter of 2007 from 28.7% in the same period last year, primarily due to higher revenues generated per billable consultant as the average billing rate increased, resulting in improved yield per consultant. This increase was partially offset by amortization of customer contracts relating to the Wellspring acquisition.

Corporate Consulting

Revenues
Corporate Consulting segment revenues increased $7.1 million, or 70.0%, to $17.3 million for the three months ended March 31, 2007 from $10.2 million for the three months ended March 31, 2006. Revenues for the first quarter of 2007 included revenues generated by Galt and Glass while revenues for the first quarter of 2006 did not. Revenues from time and expense engagements increased $1.8 million, or 22.0%, to $10.0 million for the three months ended March 31, 2007 from $8.2 million for the three months ended March 31, 2006. Revenues from fixed fee engagements increased $5.4 million, or 337.5%, to $7.0 million for the three months ended March 31, 2007 from $1.6 million for the comparable period last year. Revenues from performance-based engagements decreased $0.1 million, or 25.0%, to $0.3 million for the first quarter of 2007 from $0.4 million for the first quarter of 2006.

Of the overall $7.1 million increase in revenues, $7.3 million was attributable to an increase in the number of billable consultants and $0.5 million was attributable to an increase in the usage of independent contractors, partially offset by a $0.5 million decrease in revenues attributable to a decrease in the utilization rate, as well as a $0.2 million decrease in revenues attributable to a decrease in the average billing rate per hour. The average number of billable consultants increased to 173 for the three months ended March 31, 2007 from 101 for the three months ended March 31, 2006, primarily due to the acquisitions of Galt and Glass. The utilization rate decreased to 68.4% for the first quarter of 2007 from 71.6% for the comparable period last year. The average billing rate per hour decreased to $293 for the first quarter of 2007 from $296 for the first quarter of 2006. The decrease was reflective of higher levels of activity on performance-based fee engagements that resulted in net deferrals of $0.8 million of fees for services rendered, reducing the average billing rate in the first quarter of 2007 by $13 compared to the first quarter of 2006. We expect to recognize this revenue in the future when all the performance-based criteria specified in the engagement contracts are met.

Operating Income
Corporate Consulting segment operating income increased $0.6 million, or 16.3%, to $4.2 million in the three months ended March 31, 2007 from $3.6 million in the three months ended March 31, 2006. Segment operating margin decreased to 24.3% for the first quarter of 2007 from 35.5% in the same period last year, primarily due to a lower average billing rate as discussed above, lower utilization of our billable consultants, and amortization of customer contracts relating to the Glass acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility. Cash and cash equivalents decreased $10.3 million from $16.6 million at December 31, 2006 to $6.3 million at March 31, 2007 primarily due to our acquisitions.

Cash flows used in operating activities totaled $15.2 million for the three months ended March 31, 2007, compared to $10.0 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. Cash used for operations during the first quarter of 2007 primarily consisted of cash payments for bonuses, payroll and related benefits that were accrued for at December 31, 2006. Receivables from clients and unbilled services increased $21.9 million during the three months ended March 31, 2007 as a result of increased revenues.

Cash used in investing activities was $99.3 million for the three months ended March 31, 2007 and $7.6 million for the same period last year. The use of cash in the first quarter of 2007 primarily related to the acquisitions of Wellspring and Glass. The use of cash in the first quarter of 2006 primarily related to leasehold improvements and construction in progress at our office in New York City.

At December 31, 2006, we had a credit agreement with various financial institutions under which we may borrow up to $130.0 million. On February 23, 2007, we amended the credit agreement so that the maximum amount of principal that may be borrowed is increased to $175.0 million, with an accordion feature allowing for an additional amount of up to $50.0 million to be borrowed upon approval from the lenders. Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over LIBOR or a spread over the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by us. All outstanding principal is due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require us to maintain certain interest coverage ratio, total debt to EBITDA ratio, and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders.

During the first quarter of 2007, we borrowed $75.0 million under the credit facility to fund our acquisitions of Wellspring and Glass. We also made borrowings throughout the quarter to fund our operations. During the three months ended March 31, 2007, the average daily outstanding balance under our credit facility was $96.0 million. Borrowings outstanding under this credit facility at March 31, 2007 totaled $112.0 million and bear a weighted-average interest rate of 6.2%. Borrowings outstanding at December 31, 2006 totaled $8.0 million and bear interest at 5.9%. At both March 31, 2007 and December 31, 2006, the Company was in compliance with its debt covenants.

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

	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Notes payable	$1,000	$1,000	$—	$—	$2,000
Interest on notes payable	80	40	—	—	120
Capital lease obligations	282	—	—	—	282
Operating lease obligations	11,761	32,035	16,432	20,216	80,444
Additional purchase consideration	3,400	—	—	—	3,400
Purchase obligations	1,573	110	—	—	1,683
Total contractual obligations	$18,096	$33,185	$16,432	$20,216	$87,929

During the first quarter of 2007, we borrowed $75.0 million under our credit facility to fund our acquisitions of Wellspring and Glass. We also made borrowings throughout the quarter to fund our operations. As of March 31, 2007, outstanding borrowings totaled $112.0 million. Although outstanding principal under the credit facility is not contractually due until February 2012, we may periodically make repayments to the extent we have excess cash on hand.

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

In connection with certain business acquisitions, we may be required to pay additional purchase consideration to the sellers if specific performance targets are met over a number of years as specified in the related purchase agreements. There is no limitation to the maximum amount of additional purchase consideration and such amount is not determinable at this time, but the aggregate amount that potentially may be paid could be significant. We would expect, however, to fund such payments using cash flows generated from our operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective us beginning on January 1, 2008. We are currently evaluating the impact that the adoption of this statement may have on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates and changes in the market value of our investments. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR, Federal Funds rate or prime rate. At March 31, 2007, we had borrowings outstanding totaling $112.0 million that bear interest at a weighted-average interest rate of 6.2%. A one percent change in this interest rate would have a $1.1 million effect on our pre-tax income.

At March 31, 2007, we had notes payable totaling $2.0 million, of which $1.0 million is payable on each of May 8, 2007 and May 8, 2008. We are not exposed to material interest rate risks in respect to these notes as they bear a fixed interest rate at 4% per annum.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See “Risk Factors” in the Company’s 2006 annual report on Form 10-K for a complete description of the material risks it faces. There have been no material changes to the Company’s business risk factors since December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2007, the Company redeemed such shares as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2007	571	$45.34	N/A	N/A
February 2007	28,300	$51.65	N/A	N/A
March 2007	1,200	$63.40	N/A	N/A
Total	30,071	$52.00	N/A	N/A

N/A - Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	May 3, 2007	/s/ Gary L. Burge
Gary L. Burge
Vice President,
Chief Financial Officer and Treasurer