Form 10-Q
period 2007-06-30
Huron Consulting Group Inc.
filed 2007-08-07
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 27, 2007, approximately 18,682,932 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$3,437	$16,572
Receivables from clients, net	66,116	41,848
Unbilled services, net	34,124	22,627
Income tax receivable	1,651	3,637
Deferred income taxes	22,280	15,290
Other current assets	12,204	6,435
Total current assets	139,812	106,409
Property and equipment, net	32,017	27,742
Deferred income taxes	3,029	5,433
Deposits and other assets	7,508	2,294
Intangible assets, net	15,002	4,238
Goodwill	137,707	53,328
Total assets	$335,075	$199,444

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,634	$2,684
Accrued expenses	19,762	12,712
Accrued payroll and related benefits	35,100	41,649
Deferred revenues	6,608	4,035
Bank borrowings	—	8,000
Current portion of notes payable and capital lease obligations	1,141	1,282
Total current liabilities	67,245	70,362
Non-current liabilities:
Deferred compensation and other liabilities	2,737	1,169
Notes payable and capital lease obligations, net of current portion	—	1,000
Bank borrowings	107,000	—
Deferred lease incentives	10,246	10,333
Total non-current liabilities	119,983	12,502
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 19,166,689 and 18,470,623 shares issued at June 30, 2007 and December 31, 2006, respectively	180	178
Treasury stock, at cost, 469,189 and 398,783 shares at June 30, 2007 and December 31, 2006, respectively	(12,252)	(9,396)
Additional paid-in capital	93,880	79,598
Retained earnings	66,112	46,200
Accumulated other comprehensive loss	(73)	—
Total stockholders’ equity	147,847	116,580
Total liabilities and stockholders equity	$335,075	$199,444

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues and reimbursable expenses:
Revenues	$118,266	$67,769	$234,275	$129,956
Reimbursable expenses	10,910	6,691	20,945	12,130
Total revenues and reimbursable expenses	129,176	74,460	255,220	142,086
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	66,508	37,436	133,411	73,426
Intangible assets amortization	2,304	1,640	4,544	1,716
Reimbursable expenses	10,814	6,795	20,931	12,333
Total direct costs and reimbursable expenses	79,626	45,871	158,886	87,475
Operating expenses:
Selling, general and administrative	25,606	15,713	49,433	30,554
Depreciation and amortization	4,177	1,569	8,219	3,077
Total operating expenses	29,783	17,282	57,652	33,631
Operating income	19,767	11,307	38,682	20,980
Other income (expense):
Interest income (expense), net	(1,825)	(193)	(3,250)	39
Other income	95	—	125	—
Total other income (expense)	(1,730)	(193)	(3,125)	39
Income before provision for income taxes	18,037	11,114	35,557	21,019
Provision for income taxes	7,936	4,834	15,645	9,143
Net income	$10,101	$6,280	$19,912	$11,876

Earnings per share:
Basic	$0.60	$0.39	$1.19	$0.73
Diluted	$0.56	$0.36	$1.11	$0.69

Weighted average shares used in calculating earnings per share:
Basic	16,842	16,309	16,784	16,194
Diluted	17,993	17,244	17,881	17,120

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Loss	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	17,828,323	$178	$(9,396)	$79,598	$46,200	$—	$116,580
Comprehensive income:
Net income	—	—	—	—	19,912	—	19,912
Foreign currency translation adjustment	—	—	—	—	—	(73)	(73)
Total comprehensive income							19,839
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	32,390	—	(962)	962	—	—	—
Exercise of stock options	140,051	2	—	403	—	—	405
Share-based compensation	—	—	—	9,051	—	—	9,051
Shares redeemed for employee tax withholdings	—	—	(1,894)	—	—	—	(1,894)
Income tax benefit on share-based compensation	—	—	—	3,866	—	—	3,866
Balance at June 30, 2007	18,000,764	$180	$(12,252)	$93,880	$66,112	$(73)	$147,847

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$19,912	$11,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,763	4,793
Deferred income taxes	(7,171)	(3,991)
Share-based compensation	9,051	4,721
Allowances for doubtful accounts and unbilled services	4,219	241
Other	—	134
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(19,623)	(9,464)
Increase in unbilled services	(12,741)	(5,140)
(Increase) decrease in income tax receivable / payable, net	1,987	(3,351)
(Increase) decrease in other assets	(10,213)	450
Increase in accounts payable and accrued liabilities	3,880	4,894
Decrease in accrued payroll and related benefits	(7,324)	(8,755)
(Decrease) increase in deferred revenues	(1,599)	1,071
Net cash used in operating activities	(6,859)	(2,521)

Cash flows from investing activities:
Purchases of property and equipment, net	(8,094)	(13,200)
Purchases of a businesses, net of cash acquired	(98,345)	(20,562)
Net cash used in investing activities	(106,439)	(33,762)

Cash flows from financing activities:
Proceeds from exercise of stock options	405	234
Shares redeemed for employee tax withholdings	(1,894)	(1,014)
Tax benefit from share-based compensation	3,866	3,270
Proceeds from borrowings under line of credit	184,500	35,600
Repayments on line of credit	(85,500)	(29,100)
Principal payment of notes payable and capital lease obligations	(1,141)	(1,146)
Net cash provided by financing activities	100,236	7,844

Effect of exchange rate changes on cash	(73)	—

Net decrease in cash and cash equivalents	(13,135)	(28,439)
Cash and cash equivalents at beginning of the period	16,572	31,820
Cash and cash equivalents at end of the period	$3,437	$3,381

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s annual report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3.   Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS No. 157 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement may have on its future financial position, results of operations, earnings per share, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement may have on its future financial position, results of operations, earnings per share, and cash flows.

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

The aggregate purchase price of this acquisition was approximately $67.5 million, consisting of $64.7 million in cash paid at closing, $0.4 million of transaction costs, a $2.1 million working capital adjustment, and a $0.3 million holdback of the purchase price that will be paid in the second half of 2007. The Company financed this acquisition with a combination of cash on hand and borrowings of $55.0 million under the Company’s bank credit agreement.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands, except per share amounts)

Additional purchase consideration may be payable if specific performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

Based on a preliminary valuation that is subject to refinement, the identifiable intangible assets that were acquired totaled approximately $13.0 million and have an estimated weighted average useful life of 27.1 months, which consists of customer contracts totaling $4.7 million (9.0 months useful life), customer relationships totaling $3.9 million (24.0 months useful life), non-competition agreements totaling $2.3 million (72.0 months useful life), and a tradename valued at $2.1 million (24.0 months useful life). Additionally, the Company recorded approximately $56.5 million of goodwill, which the Company does not intend to deduct for income tax purposes.

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

The aggregate purchase price of this acquisition was approximately $32.8 million, consisting of $30.0 million in cash paid at closing, $0.7 million of transaction costs, a $1.2 million working capital adjustment, and $0.9 million of additional purchase consideration earned by Glass during the first six months of 2007 subsequent to the acquisition. The Company financed this acquisition with a combination of cash on hand and borrowings of $20.0 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

Based on a preliminary valuation that is subject to refinement, the identifiable intangible assets that were acquired totaled approximately $5.0 million and have an estimated weighted average useful life of 35.2 months, which consists of customer contracts totaling $1.3 million (6.0 months useful life), customer relationships totaling $1.5 million (24.0 months useful life), and non-competition agreements totaling $2.2 million (60.0 months useful life). Additionally, the Company recorded approximately $26.5 million of goodwill, which the Company intends to deduct for income tax purposes.

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

	Wellspring January 2, 2007	Glass January 2, 2007	Galt April 3, 2006
Assets Acquired:
Current assets	$11,116	$2,643	$—
Property and equipment	1,073	215	11
Long-term assets	—	23	—
Intangible assets	13,000	5,000	4,300
Goodwill	56,543	26,461	24,077
	81,732	34,342	28,388
Liabilities Assumed:
Current liabilities	8,978	1,514	—
Non-current deferred tax liability	5,278	—	—
	14,256	1,514	—

Net Assets Acquired	$67,476	$32,828	$28,388

Pro Forma Financial Data
The following unaudited pro forma financial data for the three and six months ended June 30, 2006 give effect to the acquisitions of Wellspring, Glass and Galt as if they had been completed at the beginning of the period. The financial data for the three and six months ended June 30, 2007 reflect actual results from these acquisitions and are already included in the Company’s consolidated financial results. The unaudited pro forma financial data are not necessarily indicative of the operating results that would have been achieved if the acquisition had occurred on the dates indicated, nor are they necessarily indicative of future results.

	Historical Huron and Historical Wellspring
	Three Months Ended June 30,		Six Months Ended June 30,
	2007 Actual	2006 Pro forma	2007 Actual	2006 Pro forma
Revenues, net of reimbursable expenses	$118,266	$80,762	$234,275	$156,540
Operating income	$19,767	$11,777	$38,682	$22,759
Income before provision for income taxes	$18,037	$11,092	$35,557	$21,537
Net income	$10,101	$6,267	$19,912	$12,182
Earnings per share:
Basic	$0.60	$0.38	$1.19	$0.75
Diluted	$0.56	$0.36	$1.11	$0.71

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands, except per share amounts)

	Historical Huron and Historical Glass
	Three Months Ended June 30,		Six Months Ended June 30,
	2007 Actual	2006 Pro forma	2007 Actual	2006 Pro forma
Revenues, net of reimbursable expenses	$118,266	$73,316	$234,275	$141,588
Operating income	$19,767	$11,494	$38,682	$22,091
Income before provision for income taxes	$18,037	$10,964	$35,557	$21,459
Net income	$10,101	$6,191	$19,912	$12,136
Earnings per share:
Basic	$0.60	$0.38	$1.19	$0.75
Diluted	$0.56	$0.36	$1.11	$0.71

	Historical Huron and Historical Galt
	Three Months Ended June 30,		Six Months Ended June 30,
	2007 Actual	2006 Actual	2007 Actual	2006 Pro forma
Revenues, net of reimbursable expenses	$118,266	$67,769	$234,275	$134,025
Operating income	$19,767	$11,307	$38,682	$22,700
Income before provision for income taxes	$18,037	$11,114	$35,557	$22,526
Net income	$10,101	$6,280	$19,912	$12,777
Earnings per share:
Basic	$0.60	$0.39	$1.19	$0.79
Diluted	$0.56	$0.36	$1.11	$0.75

5.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2007 were as follows:

	Legal Financial Consulting	Legal Operational Consulting	Health and Education Consulting	Corporate Consulting	Total
Balance as of December 31, 2006	$1,334	$13,771	$11,256	$26,967	$53,328
Goodwill acquired in connection with business combinations	—	38	56,543	28,060	84,641
Tax adjustment	—	(262)	—	—	(262)
Balance as of June 30, 2007	$1,334	$13,547	$67,799	$55,027	$137,707

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets amortization expense was $3.9 million and $7.7 million for the three and six months ended June 30, 2007, respectively. Intangible assets amortization expense was $1.8 million and $2.1 million for the three and six months ended June 30, 2006, respectively. Estimated intangible assets amortization expense is $12.5 million for 2007, $5.7 million for 2008, $1.7 million for 2009, $1.5 million for 2010, $0.9 million for 2011, and $0.4 million for 2012. These amounts are based on intangible assets recorded as of June 30, 2007 and actual amortization expense could differ from these estimated amounts when the Company finalizes the Wellspring and Glass valuations, or as a result of future acquisitions and other factors. Intangible assets are as follows:

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands, except per share amounts)

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$10,150	$8,457	$3,960	$3,960
Customer relationships	9,946	4,337	4,366	2,411
Non-competition agreements	6,655	915	2,105	273
Tradename	2,100	525	—	—
Technology and software	585	200	585	134
Total	$29,436	$14,434	$11,016	$6,778

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$10,101	$6,280	$19,912	$11,876

Weighted average common shares outstanding - basic	16,842	16,309	16,784	16,194
Weighted average common stock equivalents	1,151	935	1,097	926
Weighted average common shares outstanding - diluted	17,993	17,244	17,881	17,120

Basic earnings per share	$0.60	$0.39	$1.19	$0.73
Diluted earnings per share	$0.56	$0.36	$1.11	$0.69

There were approximately 1,600 anti-dilutive securities for the six months ended June 30, 2007 and none for the three months ended June 30, 2007 and 2006, as well as for the six months ended June 30, 2006.

7.  Line of Credit

At December 31, 2006, the Company had a credit agreement with various financial institutions under which it could borrow up to $130.0 million. On February 23, 2007, the Company amended the credit agreement so that the maximum amount of principal that may be borrowed increased to $175.0 million, with an accordion feature allowing for an additional amount of up to $50.0 million to be borrowed upon approval from the lenders. On July 27, 2007, the Company executed a fourth amendment to the credit agreement. See note “11. Subsequent Events” below for further details. Fees and interest on borrowings vary based on the Company’s total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over LIBOR or a spread over the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by the Company. All outstanding principal is due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require the Company to maintain certain interest coverage ratio, total debt to EBITDA ratio, and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders. Borrowings outstanding under this credit facility at June 30, 2007 totaled $107.0 million and bear a weighted-average interest rate of 6.1%. Borrowings outstanding at December 31, 2006 were $8.0 million and bear interest at 5.9%. At both

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands, except per share amounts)

June 30, 2007 and December 31, 2006, the Company was in compliance with its debt covenants.

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

The Company’s unrecognized tax benefits at both January 1, 2007 and June 30, 2007 totaled $0.1 million, all of which would have a favorable impact on the Company’s effective tax rate if recognized.

The Company does not expect that changes in the liability for unrecognized tax benefits during the next 12 months will have a significant impact on the Company’s financial position or results of operations.

Upon adoption on January 1, 2007 and as of June 30, 2007, an accrual for the potential payment of interest and penalties was deemed not necessary. If deemed necessary, the Company will record accrued interest and penalties as a component of provision for income taxes on the consolidated statement of income.

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

9.  Commitments and Contingencies

Litigation
On July 3, 2007, The Official Committee of Unsecured Creditors of Saint Vincents Catholic Medical Centers of New York d/b/a Saint Vincent Catholic Medical Centers (“St. Vincents”), et al. filed suit against the Company, certain of its subsidiaries, including Speltz & Weis LLC, two of the Company’s managing directors David E. Speltz (“Speltz”) and Timothy C. Weis (“Weis”) in the Supreme Court of the State of New York, County of New York. Beginning in 2004, St. Vincents retained Speltz & Weis LLC to provide management services to St. Vincents and its two principals, Speltz and Weis, were made the interim chief executive officer and chief financial officer, respectively, of St. Vincents. In May of 2005, Speltz & Weis LLC was acquired by the Company. On July 5, 2005, St. Vincents filed for bankruptcy in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). On December 13, 2005, the Bankruptcy Court approved the retention of Speltz & Weis LLC and the Company in various capacities, including interim management, revenue cycle management and strategic sourcing services. The suit alleges, among other things, breach of fiduciary duties, breach of the New York Not-For-Profit Corporation Law, breach of contract, tortuous interference in the performance of a contract, aiding and abetting a breach of fiduciary duties, and certain fraudulent transfers and fraudulent conveyances, and seeks unspecified compensatory and punitive damages. Although the lawsuit has only recently been filed, the Company believes that the claims are without merit and intends to vigorously defend itself in this matter.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands, except per share amounts)

Guarantees
Guarantees in the form of letters of credit totaling $6.3 million were outstanding at both June 30, 2007 and December 31, 2006 to support certain office lease obligations.

In connection with certain business acquisitions, the Company may be required to pay additional purchase consideration to the sellers if specific performance targets are met over a number of years as specified in the related purchase agreements. Such amounts are generally measured and determined at the end of the Company’s fiscal year. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $30.0 million for the year ending December 31, 2007. Of this amount, the Company has accrued for $0.9 million as of June 30, 2007. Additional purchase consideration earned by certain sellers totaled $8.0 million for the year ended December 31, 2006.

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

The table below sets forth information about the Company’s operating segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment information for the three and six months ended June 30, 2006 have been restated to reflect the new operating segment structure.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Legal Financial Consulting:
Revenues	$32,669	$23,981	$69,281	$50,030
Operating income	$15,281	$11,186	$31,456	$22,889
Segment operating income as a percent of segment revenues	46.8%	46.6%	45.4%	45.8%
Legal Operational Consulting:
Revenues	$22,795	$9,219	$46,066	$16,769
Operating income	$7,272	$2,630	$15,174	$4,787
Segment operating income as a percent of segment revenues	31.9%	28.5%	32.9%	28.5%
Health and Education Consulting:
Revenues	$42,810	$20,716	$81,662	$39,140
Operating income	$14,021	$6,435	$26,221	$11,723
Segment operating income as a percent of segment revenues	32.8%	31.1%	32.1%	30.0%
Corporate Consulting:
Revenues	$19,992	$13,853	$37,266	$24,017
Operating income	$5,920	$4,614	$10,116	$8,221
Segment operating income as a percent of segment revenues	29.6%	33.3%	27.1%	34.2%
Total Company:
Revenues	$118,266	$67,769	$234,275	$129,956
Reimbursable expenses	10,910	6,691	20,945	12,130
Total revenues and reimbursable expenses	$129,176	$74,460	$255,220	$142,086

Statement of operations reconciliation:
Segment operating income	$42,494	$24,865	$82,967	$47,620
Charges not allocated at the segment level:
Other selling, general and administrative expenses	18,550	11,989	36,066	23,563
Depreciation and amortization	4,177	1,569	8,219	3,077
Other expense (income)	1,730	193	3,125	(39)
Income before provision for income taxes	$18,037	$11,114	$35,557	$21,019

	As of
Segment assets:	Jun 30, 2007	Dec 31, 2006
Legal Financial Consulting	$23,144	$17,659
Legal Operational Consulting	28,606	16,273
Health and Education Consulting	26,798	17,940
Corporate Consulting	21,692	12,603
Unallocated assets (1)	234,835	134,969
Total assets	$335,075	$199,444

(1)	Goodwill and intangible assets are included in unallocated assets, as the Company does not allocate these items in assessing segment performance or in allocating resources.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands, except per share amounts)

11.  Subsequent Events

On July 27, 2007, the Company executed a fourth amendment to the credit agreement dated June 7, 2006. Pursuant to the fourth amendment, the maximum amount of principal that may be borrowed was increased from $175.0 million to $200.0 million. No other key terms of the credit agreement were modified under the fourth amendment. On July 30, 2007, the Company borrowed $58.5 million to fund its acquisition of Callaway Partners, LLC described below. After consideration of this borrowing, the aggregate amount of borrowings outstanding as of August 1, 2007 totaled $162.5 million and bears a current weighted-average interest rate of 6.1%.

On July 29, 2007, the Company acquired Callaway Partners, LLC (“Callaway”), an accounting and finance professional services firm based in Atlanta, GA. Callaway specializes in project management and staff augmentation for clients, focusing on general accounting/finance support, accounting and SEC reporting advisory services, internal audit, Sarbanes-Oxley compliance and corporate tax. Under the terms of the purchase agreement, the Company acquired substantially all of the assets of Callaway for a purchase price at closing of approximately $60.0 million in cash, subject to standard post-closing adjustments. Additional purchase consideration is payable in cash if specific performance targets are met over the five-year period beginning on January 1, 2008 and ending on December 31, 2012.

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

Since the date of our IPO through December 31, 2006, we completed the following significant acquisitions:

•
In May 2005, we acquired Speltz & Weis LLC (“Speltz & Weis,” renamed in 2007 as Wellspring Management Services LLC), a specialized consulting firm that provides interim management and crisis management services to healthcare facilities.

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

During the first six months of 2007, we completed two additional significant acquisitions:

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

The aggregate purchase price of this acquisition was approximately $67.5 million, consisting of $64.7 million in cash paid at closing, $0.4 million of transaction costs, a $2.1 million working capital adjustment, and $0.3 million holdback of the purchase price that will be paid in the second half of 2007. We financed this acquisition with a combination of cash on hand and borrowings of $55.0 million under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

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

The aggregate purchase price of this acquisition was approximately $32.8 million, consisting of $30.0 million in cash paid at closing, $0.7 million of transaction costs, a $1.2 million working capital adjustment, and $0.9 million of additional purchase consideration earned by Glass during the first six months of 2007 subsequent to the acquisition. We financed this acquisition with a combination of cash on hand and borrowings of $20.0 million under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

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

The majority of our revenues are generated by our billable consultants who provide consulting services to our clients. A smaller portion of our revenues is generated by our other professionals, consisting of our document review and electronic data discovery groups, who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or data processed. We refer to our billable consultants and other professionals collectively as revenue-generating professionals. Additionally, we utilize independent contractors to supplement our full-time professionals.

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

Most of our revenues are generated based on either the number of hours incurred by our billable consultants and independent contractors, or the number of hours incurred or units produced by our other professionals at agreed upon rates. We refer to these types of arrangements collectively as time and expense engagements. Time and expense engagements represented 71.2% and 78.6% of our revenues in the three months ended June 30, 2007 and 2006, respectively, and 74.2% and 82.8% in the six months ended June 30, 2007 and 2006, respectively.

In fixed fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three months ended June 30, 2007 and 2006, fixed fee engagements represented 27.3% and 17.1% of our revenues, respectively; while they represented 24.6% and 13.9% of our revenues in the six months ended June 30, 2007 and 2006, respectively. The increase primarily reflects the billing practices of Wellspring, which we acquired in 2007 and which has a larger percentage of fixed fee engagements.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time and expense or fixed fee engagements. While performance-based fee revenues represented only 1.5% and 4.3% of our revenues for the three months ended June 30, 2007 and 2006, respectively, and 1.2% and 3.3% for the six months ended June 30, 2007 and 2006, respectively, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve this, we have entered into select acquisitions of complementary businesses and continue to hire highly qualified revenue-generating professionals. Since we commenced operations, we have increased the number of our revenue-generating professionals from 213 on May 31, 2002 to 1,002 as of June 30, 2007. To expand our business, we will remain focused on growing our existing relationships and developing new relationships, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and continue to acquire complementary businesses. Additionally, we intend to enhance our visibility in the marketplace by continuing to build our brand.

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

Carrying Values of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of June 30, 2007 was $137.8 million, which resulted from our acquisitions. Pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually or whenever indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of April 30, 2007 and determined that no impairment of goodwill existed as of that date. Further, no indications of impairment have arisen since that date.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $15.0 million at June 30, 2007, and consist of customer contracts, customer relationships, non-competition agreements, a tradename, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

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

The table below sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment information for the three and six months ended June 30, 2006 have been restated to reflect the new operating segment structure. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

Segment and Consolidated Operating Results	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands):	2007	2006	2007	2006
Revenues and reimbursable expenses:
Legal Financial Consulting	$32,669	$23,981	$69,281	$50,030
Legal Operational Consulting (1)	22,795	9,219	46,066	16,769
Health and Education Consulting	42,810	20,716	81,662	39,140
Corporate Consulting	19,992	13,853	37,266	24,017
Total revenues	118,266	67,769	234,275	129,956
Total reimbursable expenses	10,910	6,691	20,945	12,130
Total revenues and reimbursable expenses	$129,176	$74,460	$255,220	$142,086

Operating income:
Legal Financial Consulting	$15,281	$11,186	$31,456	$22,889
Legal Operational Consulting	7,272	2,630	15,174	4,787
Health and Education Consulting	14,021	6,435	26,221	11,723
Corporate Consulting	5,920	4,614	10,116	8,221
Total segment operating income	42,494	24,865	82,967	47,620

Unallocated corporate costs	18,550	11,989	36,066	23,563
Depreciation and amortization expense	4,177	1,569	8,219	3,077
Total operating expenses	22,727	13,558	44,285	26,640

Operating income	$19,767	$11,307	$38,682	$20,980

Other Operating Data:
Number of revenue-generating professionals (at period end) (2):
Legal Financial Consulting - Billable Consultants	291	225
Legal Operational Consulting - Billable Consultants	126	112
Legal Operational Consulting - Other Professionals (1)	62	—
Health and Education Consulting - Billable Consultants	355	220
Corporate Consulting - Billable Consultants	168	113
Total	1,002	670
Average number of revenue-generating professionals (for the period) (2):
Legal Financial Consulting - Billable Consultants	288	223	284	225
Legal Operational Consulting - Billable Consultants	122	110	122	107
Legal Operational Consulting - Other Professionals (1)	59	—	55	—
Health and Education Consulting - Billable Consultants	356	211	350	210
Corporate Consulting - Billable Consultants	170	111	170	106
Total	995	655	981	648
Billable consultant utilization rate (3):
Legal Financial Consulting	74.6%	73.4%	79.8%	78.8%
Legal Operational Consulting (1)	79.0%	74.6%	77.3%	71.3%
Health and Education Consulting	80.5%	80.2%	79.4%	79.1%
Corporate Consulting	77.1%	78.5%	72.7%	75.3%
Total	77.9%	76.7%	78.0%	77.1%
Average billing rate per hour (4):
Legal Financial Consulting	$315	$301	$306	$292
Legal Operational Consulting (1)	$249	$236	$244	$231
Health and Education Consulting	$256	$239	$252	$230
Corporate Consulting	$313	$341	$304	$321
Total	$283	$276	$277	$266

(1)
Legal Operational Consulting revenues include revenues generated by our document review and processing groups (Legal Operational Consulting - Other Professionals) for the three and six months ended June 30, 2007. Utilization rate and average billing rate per hour are not presented for these professionals as they are not meaningful measures.

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues
Revenues increased $50.5 million, or 74.5%, to $118.3 million for the three months ended June 30, 2007 from $67.8 million for the three months ended June 30, 2006. Revenues for the three months ended June 30, 2007 included revenues generated by DRCS, Aaxis, Wellspring, and Glass, all of which we acquired subsequent to June 30, 2006. Revenues from time and expense engagements increased $30.9 million, or 58.0%, to $84.2 million for the second quarter of 2007 from $53.3 million for the second quarter of 2006. Revenues from fixed fee engagements increased $20.7 million, or 178.4%, to $32.3 million for the three months ended June 30, 2007 from $11.6 million for the three months ended June 30, 2006. Revenues from performance-based engagements decreased $1.1 million, or 37.9%, to $1.8 million for the three months ended June 30, 2007 from $2.9 million for the three months ended June 30, 2006.

Of the overall $50.5 million increase in revenues, $31.9 million was attributable to our billable consultants and $18.6 million was attributable to our document review and processing groups, as well as increased usage of independent contractors. Of the $31.9 million increase in billable consultant revenues, $28.5 million was attributable to an increase in the number of billable consultants, $1.0 million was attributable to an increase in the utilization rate of our billable consultants, and $2.4 million was attributable to an increase in the average billing rate per hour. The increases were reflective of growing demand for our services from new and existing clients and our acquisitions. The average number of billable consultants increased to 936 for the three months ended June 30, 2007 from 655 for the three months ended June 30, 2006, as we added a significant number of billable consultants through our acquisitions. Our billable consultant utilization rate increased to 77.9% for the three months ended June 30, 2007 from 76.7% for the three months ended June 30, 2006. The utilization rate for any given period is calculated by dividing the number of hours all our billable consultants worked on client assignments during the period by the total available working hours for all of our billable consultants during the same period, assuming a 40-hour work week, less paid holidays and vacation days. Our average billing rate per hour for engagements where revenues are based on number of hours worked by our billable consultants increased 2.5% to $283 for the three months ended June 30, 2007 from $276 for the three months ended June 30, 2006. Average billing rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked by our billable consultants on client assignments during the same period.

Total Direct Costs
Our direct costs increased $29.1 million, or 77.7%, to $66.5 million in the three months ended June 30, 2007 from $37.4 million in the three months ended June 30, 2006. Approximately $16.9 million of the increase was attributable to the increase in the average number of revenue-generating professionals, the promotion of our employees during the year, including 16 to the managing director level effective January 1, 2007, and their related compensation and benefit costs. Additionally, $8.6 million of the increase in direct costs was attributable to an increased usage of independent contractors. Share-based compensation expense associated with our revenue-generating professionals increased $1.1 million, or 64.7%, to $2.8 million in the second quarter of 2007 from $1.7 million in the second quarter of 2006. We expect to continue to hire additional managing directors, as well as hire additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors. As such, we expect direct costs will continue to increase in the near term.

Total direct costs for the three months ended June 30, 2007 included $2.3 million of intangible assets amortization expense, primarily attributable to customer contracts acquired in connection with the acquisitions of Wellspring and Glass.

Operating Expenses
Selling, general and administrative expenses increased $9.9 million, or 63.0%, to $25.6 million in the three months ended June 30, 2007 from $15.7 million in the three months ended June 30, 2006. Of the $9.9 million increase, $2.5 million was attributable to higher salaries and related benefit costs, $1.7 million was due to higher marketing spending, $0.9 million was due to increased severance costs, and $0.7 million was attributable to increased facilities costs. Share-based compensation expense associated with our non-revenue-generating professionals increased $1.3 million, or 162.5%, to $2.1 million in the second quarter of 2007 from $0.8 million in the second quarter of 2006.

Depreciation expense increased $1.2 million, or 85.7%, to $2.6 million in the three months ended June 30, 2007 from $1.4 million in the three months ended June 30, 2006 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense for the three months ended June 30, 2007 and 2006 was $1.6 million and $0.2 million, respectively. The increase in 2007 was attributable to amortization of intangible assets, including customer relationships, non-competition agreements and a tradename, acquired in connection with our acquisitions subsequent to June 30, 2006.

Operating Income
Operating income increased $8.5 million, or 74.8%, to $19.8 million for the three months ended June 30, 2007 from $11.3 million for the three months ended June 30, 2006. The increase in operating income was attributable to the factors discussed above under Revenues, Total Direct Costs and Operating Expenses. Operating margin, defined as operating income expressed as a percentage of revenues, remained steady at 16.7% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Net Income
Net income increased $3.8 million, or 60.8%, to $10.1 million for the three months ended June 30, 2007 from $6.3 million for the three months ended June 30, 2006. Diluted earnings per share increased to $0.56 for the three months ended June 30, 2007 from $0.36 for the comparable period last year.

Segment Results

Legal Financial Consulting

Revenues
Legal Financial Consulting segment revenues increased $8.7 million, or 36.2%, to $32.7 million for the three months ended June 30, 2007 from $24.0 million for the three months ended June 30, 2006. Revenues from time and expense engagements increased $8.5 million, or 36.0%, to $32.1 million for the three months ended June 30, 2007 from $23.6 million for the three months ended June 30, 2006. Revenues from fixed fee engagements increase $0.2 million, or 50.0%, to $0.6 million for the three months ended June 30, 2007 from $0.4 million for the three months ended June 30, 2006.

Of the overall $8.7 million increase in revenues, $7.1 million was attributable to an increase in the number of billable consultants, $0.5 million was attributable to an increase in the utilization rate of our billable consultants, and $1.4 million was attributable to an increase in the average billing rate per hour, partially offset by a $0.3 million decrease in independent contractor revenues. The average number of billable consultants increased to 288 for the three months ended June 30, 2007 from 223 for the three months ended June 30, 2006. The average billing rate per hour increased 4.7% to $315 for the second quarter of 2007 from $301 for the second quarter of 2006. The utilization rate increased to 74.6% for the three months ended June 30, 2007 from 73.4% for the comparable period last year.

Operating Income
Legal Financial Consulting segment operating income increased $4.1 million, or 36.6%, to $15.3 million in the three months ended June 30, 2007 from $11.2 million in the three months ended June 30, 2006. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, remained steady at 46.8% for the second quarter of 2007 compared to 46.6% in the same period last year.

Legal Operational Consulting

Revenues
Legal Operational Consulting segment revenues increased $13.6 million, or 147.3%, to $22.8 million for the three months ended June 30, 2007 from $9.2 million for the three months ended June 30, 2006. Revenues for the second quarter of 2007 included revenues generated by DRCS and Aaxis while revenues for the second quarter of 2006 did not. Revenues from time and expense engagements increased $13.3 million, or 175.0%, to $20.9 million for the three months ended June 30, 2007 from $7.6 million for the comparable period last year. Revenues from fixed fee engagements increased $0.6 million, or 66.7%, to $1.5 million for the three months ended June 30, 2007 from $0.9 million for the three months ended June 30, 2006. Revenues from performance-based engagements decreased $0.3 million, or 42.9%, to $0.4 million for the second quarter of 2007 from $0.7 million for the second quarter of 2006.

Of the overall $13.6 million increase in revenues, $1.5 million was attributable to our billable consultants and $12.1 million was attributable to our document review and processing groups, as well as independent contractors supporting our billable consultants. Of the $1.5 million, $0.3 million was attributable to an increase in the number of billable consultants, $0.7 million was attributable to an increase in the utilization rate of our billable consultants, and $0.5 million was attributable to an increase in the average billing rate per hour. The average number of billable consultants increased to 122 for the second quarter of 2007 from 110 for the second quarter of 2006, while the average number of other revenue-generating professionals was 59 for the three months ended June 30, 2007. The billable consultant utilization rate increased to 79.0% for the three months ended June 30, 2007 from 74.6% for the three months ended June 30, 2006. The average billing rate per hour for engagements where revenues are based on number of hours worked by our billable consultants increased 5.5% to $249 for the second quarter of 2007 from $236 for the comparable period last year.

Operating Income
Legal Operational Consulting segment operating income increased $4.7 million, or 176.5%, to $7.3 million for the three months ended June 30, 2007 from $2.6 million for the three months ended June 30, 2006. Segment operating margin increased to 31.9% for the second quarter of 2007 from 28.5% in the same period last year primarily due to improved utilization of our billable consultants, particularly at the analyst and associate levels.

Health and Education Consulting

Revenues
Health and Education Consulting segment revenues increased $22.1 million, or 106.7%, to $42.8 million for the three months ended June 30, 2007 from $20.7 million for the three months ended June 30, 2006. Revenues for the second quarter of 2007 included revenues generated by Wellspring while revenues for the second quarter of 2006 did not. Revenues from time and expense engagements increased $6.8 million, or 45.0%, to $21.9 million for the three months ended June 30, 2007 from $15.1 million for the three months ended June 30, 2006. Revenues from fixed fee engagements increased $16.5 million, or 423.1%, to $20.4 million for the three months ended June 30, 2007 from $3.9 million for the comparable period last year. Revenues from performance-based engagements decreased $1.2 million, or 70.6%, to $0.5 million for the second quarter of 2007 from $1.7 million for the second quarter of 2006.

Of the overall $22.1 million increase in revenues, $13.3 million was attributable to an increase in the number of billable consultants, $2.3 million was attributable to an increase in the average billing rate per hour, and $6.5 million was attributable to an increase in the usage of independent contractors. The average number of billable consultants increased to 356 for the three months ended June 30, 2007 from 211 for the three months ended June 30, 2006, a portion of which was due to the acquisition of 65 Wellspring professionals. The average billing rate per hour increased 7.1% to $256 for the second quarter of 2007 from $239 for the second quarter of 2006. The utilization rate increased slightly to 80.5% for the second quarter of 2007 from 80.2% for the second quarter of 2006.

Operating Income
Health and Education Consulting segment operating income increased $7.6 million, or 117.9%, to $14.0 million in the three months ended June 30, 2007 from $6.4 million in the three months ended June 30, 2006. Segment operating margin increased to 32.8% for the second quarter of 2007 from 31.1% in the same period last year, primarily due to higher revenues generated per billable consultant as the average billing rate increased, resulting in improved yield per consultant. This increase was partially offset by amortization of customer contracts relating to the Wellspring acquisition.

Corporate Consulting

Revenues
Corporate Consulting segment revenues increased $6.1 million, or 44.3%, to $20.0 million for the three months ended June 30, 2007 from $13.9 million for the three months ended June 30, 2006. Revenues for the second quarter of 2007 included revenues generated by Glass while revenues for the second quarter of 2006 did not. Revenues from time and expense engagements increased $2.3 million, or 32.9%, to $9.3 million for the three months ended June 30, 2007 from $7.0 million for the three months ended June 30, 2006. Revenues from fixed fee engagements increased $3.4 million, or 53.1%, to $9.8 million for the three months ended June 30, 2007 from $6.4 million for the comparable period last year. Revenues from performance-based engagements increased $0.4 million, or 80.0%, to $0.9 million for the second quarter of 2007 from $0.5 million for the second quarter of 2006.

Of the overall $6.1 million increase in revenues, $7.8 million was attributable to an increase in the number of billable consultants and $0.3 million was attributable to an increase in the usage of independent contractors, partially offset by a $0.2 million decrease in revenues attributable to a decrease in the utilization rate, as well as a $1.8 million decrease in revenues attributable to a decrease in the average billing rate per hour. The average number of billable consultants increased to 170 for the three months ended June 30, 2007 from 111 for the three months ended June 30, 2006, primarily due to the acquisition of Glass. The utilization rate decreased to 77.1% for the second quarter of 2007 from 78.5% for the comparable period last year. The average billing rate per hour decreased to $313 for the second quarter of 2007 from $341 for the second quarter of 2006. The decrease was reflective of higher levels of activity on performance-based fee engagements that resulted in net deferrals of $0.8 million of fees for services rendered, reducing the average billing rate in the second quarter of 2007 by $13 compared to the second quarter of 2006. We expect to recognize this revenue in the future when all the performance-based criteria specified in the engagement contracts are met.

Operating Income
Corporate Consulting segment operating income increased $1.3 million, or 28.3%, to $5.9 million in the three months ended June 30, 2007 from $4.6 million in the three months ended June 30, 2006. Segment operating margin decreased to 29.6% for the second quarter of 2007 from 33.3% in the same period last year, primarily due to a lower average billing rate as discussed above, lower utilization of our billable consultants, and amortization of customer contracts relating to the Glass acquisition.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues
Revenues increased $104.3 million, or 80.3%, to $234.3 million for the six months ended June 30, 2007 from $130.0 million for the six months ended June 30, 2006. Revenues for the six months ended June 30, 2007 included revenues generated by DRCS, Aaxis, Wellspring and Glass, all of which we acquired subsequent to June 30, 2006. Revenues from time and expense engagements increased $66.2 million, or 61.5%, to $173.8 million for the six months ended June 30, 2007 from $107.6 million for the six months ended June 30, 2006. Revenues from fixed fee engagements increased $39.6 million, or 218.8%, to $57.7 million for the first half of 2007 from $18.1 million for the first half of 2006. Revenues from performance-based engagements decreased $1.5 million, or 34.9%, to $2.8 million for the six months ended June 30, 2007 from $4.3 million for the comparable period last year.

Of the overall $104.3 million increase in revenues, $64.8 million was attributable to our billable consultants and $39.5 million was attributable to our document review and processing groups, as well as increased usage of independent contractors. Of the $64.8 million increase in billable consultant revenues, $55.8 million was attributable to an increase in the number of billable consultants, $1.4 million was attributable to an increase in the utilization rate of our billable consultants, and $7.6 million was attributable to an increase in the average billing rate per hour. The increases were reflective of growing demand for our services from new and existing clients and our acquisitions. The average number of billable consultants increased to 926 for the six months ended June 30, 2007 from 648 for the six months ended June 30, 2006, as we added a significant number of billable consultants through our acquisitions. Our billable consultant utilization rate increased to 78.0% for the six months ended June 30, 2007 from 77.1% for comparable period last year. The average billing rate per hour increased 4.1% to $277 for the first half of 2007 from $266 for the first half of 2006.

Total Direct Costs
Our direct costs increased $60.0 million, or 81.7%, to $133.4 million in the six months ended June 30, 2007 from $73.4 million in the six months ended June 30, 2006. Approximately $35.9 million of the increase was attributable to the increase in the average number of revenue-generating professionals, the promotion of our employees during the year, including 16 to the managing director level effective January 1, 2007, and their related compensation and benefit costs. Additionally, $17.0 million of the increase in direct costs was attributable to an increased usage of independent contractors. Share-based compensation expense associated with our revenue-generating professionals increased $2.2 million, or 66.7%, to $5.5 million in the first half of 2007 from $3.3 million in the first half of 2006. We expect to continue to hire additional managing directors, as well as hire additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors. As such, we expect direct costs will continue to increase in the near term.

Total direct costs for the three months ended June 30, 2007 included $4.5 million of intangible assets amortization expense, primarily attributable to customer contracts acquired in connection with the acquisitions of Wellspring and Glass.

Operating Expenses
Selling, general and administrative expenses increased $18.8 million, or 61.8%, to $49.4 million in the six months ended June 30, 2007 from $30.6 million in the six months ended June 30, 2006. Of the $18.8 million increase, $6.3 million was attributable to higher salaries and related benefit costs, $3.5 million was due to higher marketing spending, $1.2 million was attributable to increased facilities costs, $0.9 million resulted from increased legal fees, and $0.6 million was due to increased severance costs. Share-based compensation expense associated with our non-revenue-generating professionals increased $2.2 million, or 157.1%, to $3.6 million in the first half of 2007 from $1.4 million in the first half of 2006. These increases were partially offset by the absence of secondary offering costs. During the first half of 2006 in connection with a secondary offering of our common stock, we incurred costs totaling $0.6 million after tax, or $0.03 per diluted share.

Depreciation expense increased $2.4 million, or 88.9%, to $5.1 million in the six months ended June 30, 2007 from $2.7 million in the six months ended June 30, 2006 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense for the six months ended June 30, 2007 and 2006 was $3.1 million and $0.3 million, respectively. The increase in 2007 was attributable to amortization of intangible assets, including customer relationships, non-competition agreements and a tradename, acquired in connection with our acquisitions subsequent to June 30, 2006.

Operating Income
Operating income increased $17.7 million, or 84.4%, to $38.7 million for the six months ended June 30, 2007 from $21.0 million for the six months ended June 30, 2006. The increase in operating income was attributable to the factors discussed above under Revenues, Total Direct Costs and Operating Expenses. Operating margin increased slightly to 16.5% for the six months ended June 30, 2007 from 16.1% for the comparable period last year.

Net Income
Net income increased $8.0 million, or 67.7%, to $19.9 million for the six months ended June 30, 2007 from $11.9 million for the six months ended June 30, 2006. Diluted earnings per share increased to $1.11 for the six months ended June 30, 2007 from $0.69 for the comparable period last year.

Segment Results

Legal Financial Consulting

Revenues
Legal Financial Consulting segment revenues increased $19.3 million, or 38.5%, to $69.3 million for the six months ended June 30, 2007 from $50.0 million for the six months ended June 30, 2006. Revenues from time and expense engagements increased $19.2 million, or 39.3%, to $68.1 million for the six months ended June 30, 2007 from $48.9 million for the six months ended June 30, 2006. Revenues from fixed fee engagements increased $0.1 million, or 9.1%, to $1.2 million for the six months ended June 30, 2007 from $1.1 million for the six months ended June 30, 2006.

Of the overall $19.3 million increase in revenues, $14.7 million was attributable to an increase in the number of billable consultants, $0.7 million was attributable to an increase in the utilization rate of our billable consultants, $3.1 million was attributable to an increase in the average billing rate per hour, and $0.8 million resulted from increased usage of independent contractors. The average number of billable consultants increased to 284 for the six months ended June 30, 2007 from 225 for the six months ended June 30, 2006. The utilization rate increased to 79.8% for the six months ended June 30, 2007 from 78.8% for the comparable period last year. The average billing rate per hour increased 4.8% to $306 for the first half of 2007 from $292 for the first half of 2006.

Operating Income
Legal Financial Consulting segment operating income increased $8.6 million, or 37.4%, to $31.5 million in the six months ended June 30, 2007 from $22.9 million in the six months ended June 30, 2006. Segment operating margin decreased slightly to 45.4% for the first half of 2007 compared to 45.8% for the first half of 2006.

Legal Operational Consulting

Revenues
Legal Operational Consulting segment revenues increased $29.3 million, or 174.7%, to $46.1 million for the six months ended June 30, 2007 from $16.8 million for the six months ended June 30, 2006. Revenues for the six months ended June 30, 2007 included revenues generated by DRCS and Aaxis while revenues for the six months ended June 30, 2006 did not. Revenues from time and expense engagements increased $29.6 million, or 217.6%, to $43.2 million for the six months ended June 30, 2007 from $13.6 million for the comparable period last year. Revenues from fixed fee engagements increased $0.3 million, or 13.6%, to $2.5 million for the six months ended June 30, 2007 from $2.2 million for the six months ended June 30, 2006. Revenues from performance-based engagements decreased $0.6 million, or 60.0%, to $0.4 million for the first half of 2007 from $1.0 million for the first half of 2006.

Of the overall $29.3 million increase in revenues, $3.4 million was attributable to our billable consultants and $25.9 million was attributable to our document review and processing groups, as well as independent contractors supporting our billable consultants. Of the $3.4 million, $1.0 million was attributable to an increase in the number of billable consultants, $1.4 million was attributable to an increase in the utilization rate of our billable consultants, and $1.0 million was attributable to an increase in the average billing rate per hour. The average number of billable consultants increased to 122 for the first half of 2007 from 107 for the first half of 2006, while the average number of other revenue-generating professionals was 55 for the six months ended June 30, 2007. The billable consultant utilization rate increased to 77.3% for the six months ended June 30, 2007 from 71.3% for the six months ended June 30, 2006. The average billing rate per hour increased 5.6% to $244 for the six months ended June 30, 2007 from $231 for the comparable period last year.

Operating Income
Legal Operational Consulting segment operating income increased $10.4 million, or 217.0%, to $15.2 million for the six months ended June 30, 2007 from $4.8 million for the six months ended June 30, 2006. Segment operating margin increased to 32.9% for the first half of 2007 from 28.5% in the same period last year primarily due to improved utilization of our billable consultants, particularly at the analyst and associate levels.

Health and Education Consulting

Revenues
Health and Education Consulting segment revenues increased $42.6 million, or 108.6%, to $81.7 million for the six months ended June 30, 2007 from $39.1 million for the six months ended June 30, 2006. Revenues for the first half of 2007 included revenues generated by Wellspring while revenues for the first half of 2006 did not. Revenues from time and expense engagements increased $13.5 million, or 45.2%, to $43.4 million for the six months ended June 30, 2007 from $29.9 million for the six months ended June 30, 2006. Revenues from fixed fee engagements increased $30.4 million, or 447.1%, to $37.2 million for the six months ended June 30, 2007 from $6.8 million for the comparable period last year. Revenues from performance-based engagements decreased $1.3 million, or 54.2%, to $1.1 million for the first half of 2007 from $2.4 million for the first half of 2006.

Of the overall $42.6 million increase in revenues, $24.8 million was attributable to an increase in the number of billable consultants, $0.1 million was attributable to an increase in the utilization rate of our billable consultants, $5.7 million was attributable to an increase in the average billing rate per hour, and $12.0 million was attributable to an increase in the usage of independent contractors. The average number of billable consultants increased to 350 for the six months ended June 30, 2007 from 210 for the six months ended June 30, 2006, a portion of which was due to the acquisition of 65 Wellspring professionals. The utilization rate increased slightly to 79.4% for the six months ended June 30, 2007 from 79.1% for the comparable period last year. The average billing rate per hour increased 9.6% to $252 for the first half of 2007 from $230 for the first half of 2006.

Operating Income
Health and Education Consulting segment operating income increased $14.5 million, or 123.7%, to $26.2 million in the six months ended June 30, 2007 from $11.7 million in the six months ended June 30, 2006. Segment operating margin increased to 32.1% for the first half of 2007 from 30.0% for the first half of 2006, primarily due to higher revenues generated per billable consultant as the average billing rate increased, resulting in improved yield per consultant. This increase was partially offset by amortization of customer contracts relating to the Wellspring acquisition.

Corporate Consulting

Revenues
Corporate Consulting segment revenues increased $13.3 million, or 55.2%, to $37.3 million for the six months ended June 30, 2007 from $24.0 million for the six months ended June 30, 2006. Revenues for the first half of 2007 included revenues generated by Galt and Glass. Revenues for the first three months of 2006 did not include Galt and revenues for the first half of 2006 did not include Glass. Revenues from time and expense engagements increased $4.1 million, or 27.2%, to $19.2 million for the six months ended June 30, 2007 from $15.1 million for the six months ended June 30, 2006. Revenues from fixed fee engagements increased $8.8 million, or 110.0%, to $16.8 million for the six months ended June 30, 2007 from $8.0 million for the comparable period last year. Revenues from performance-based engagements increased $0.4 million, or 44.4%, to $1.3 million for the first half of 2007 from $0.9 million for the first half of 2006.

Of the overall $13.3 million increase in revenues, $15.3 million was attributable to an increase in the number of billable consultants and $0.9 million was attributable to an increase in the usage of independent contractors, partially offset by a $0.8 million decrease in revenues attributable to a decrease in the utilization rate, as well as a $2.1 million decrease in revenues attributable to a decrease in the average billing rate per hour. The average number of billable consultants increased to 170 for the six months ended June 30, 2007 from 106 for the six months ended June 30, 2006, primarily due to the acquisitions of Galt and Glass. The utilization rate decreased to 72.7% for the first half of 2007 from 75.3% for the first half of 2006. The average billing rate per hour decreased to $304 for the six months ended June 30, 2007 from $321 for comparable period last year. The decrease was reflective of higher levels of activity on performance-based fee engagements that resulted in net deferrals of $1.6 million of fees for services rendered, reducing the average billing rate in the first half of 2007 by $13 compared to the first half of 2006. We expect to recognize this revenue in the future when all the performance-based criteria specified in the engagement contracts are met.

Operating Income
Corporate Consulting segment operating income increased $1.9 million, or 23.1%, to $10.1 million in the six months ended June 30, 2007 from $8.2 million in the six months ended June 30, 2006. Segment operating margin decreased to 27.1% for the six months ended June 30, 2007 from 34.2% in the same period last year, primarily due to a lower average billing rate as discussed above, lower utilization of our billable consultants, and amortization of customer contracts relating to the Glass acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility. Cash and cash equivalents decreased $13.1 million from $16.6 million at December 31, 2006 to $3.4 million at June 30, 2007 primarily due to our acquisitions.

Cash flows used in operating activities totaled $6.9 million for the six months ended June 30, 2007, compared to $2.5 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. Cash used for operations during the first half of 2007 primarily consisted of cash payments for bonuses, payroll and related benefits that were accrued for at December 31, 2006. Prepaid expenses and other assets increased $10.2 million during the first half of 2007 primarily due to taxes that were prepaid for restricted shares that will vest on July 1, 2007, as well as an increase in prepaid licenses. Receivables from clients and unbilled services increased $32.4 million during the six months ended June 30, 2007 as a result of increased revenues generated and billed.

Cash used in investing activities was $106.4 million for the six months ended June 30, 2007 and $33.8 million for the same period last year. The use of cash in the first half of 2007 primarily related to the acquisitions of Wellspring and Glass. The use of cash in the first half of 2006 related to the acquisition of Galt, as well as leasehold improvements and construction in progress at our office in New York City.

At December 31, 2006, we had a credit agreement with various financial institutions under which we may borrow up to $130.0 million. On February 23, 2007, we amended the credit agreement so that the maximum amount of principal that may be borrowed increased to $175.0 million, with an accordion feature allowing for an additional amount of up to $50.0 million to be borrowed upon approval from the lenders. On July 27, 2007, we executed a fourth amendment to the credit agreement. See Subsequent Events below for further details. Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over LIBOR or a spread over the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by us. All outstanding principal is due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require us to maintain certain interest coverage ratio, total debt to EBITDA ratio, and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders.

During the first six months of 2007, we borrowed $75.0 million under the credit facility to fund our acquisitions of Wellspring and Glass. We also made borrowings throughout the first half of 2007 to fund our daily operations. During the six months ended June 30, 2007, the average daily outstanding balance under our credit facility was $105.8 million. Borrowings outstanding under this credit facility at June 30, 2007 totaled $107.0 million and bear a weighted-average interest rate of 6.1%. Borrowings outstanding at December 31, 2006 totaled $8.0 million and bear interest at 5.9%. At both June 30, 2007 and December 31, 2006, the Company was in compliance with its debt covenants.

Future Needs
Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional revenue-generating professionals and expanding our service offerings through existing professionals, new hires or acquisitions. In connection with our acquisitions, we may be required under earn-out provisions to pay additional purchase consideration to the sellers if specific performance targets are met. We intend to fund such growth and earn-out obligations with cash generated from operations and borrowings under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe cash generated from operations, supplemented as necessary by borrowings under our credit facility, will be adequate to fund this growth. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and overall condition of the credit markets.

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

During the six months ended June 30, 2007, we borrowed $75.0 million under our credit facility to fund our acquisitions of Wellspring and Glass. We also made borrowings throughout the first half of 2007 to fund our daily operations. As of June 30, 2007, outstanding borrowings totaled $107.0 million. Although outstanding principal under the credit facility is not contractually due until February 2012, we may periodically make repayments to the extent we have excess cash on hand.

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

In connection with certain business acquisitions, we may be required to pay additional purchase consideration to the sellers if specific performance targets are met over a number of years as specified in the related purchase agreements. Such amounts are generally measured and determined at the end of our fiscal year. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. We would expect, however, to fund such payments using cash flows generated from our operations. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $30.0 million for the year ending December 31, 2007. This amount will be paid to the sellers in the first quarter of 2008.

Purchase obligations include sponsorships, subscriptions to research tools and other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

SUBSEQUENT EVENTS

On July 27, 2007, we executed a fourth amendment to the credit agreement dated June 7, 2006. Pursuant to the fourth amendment, the maximum amount of principal that may be borrowed was increased from $175.0 million to

$200.0 million. No other key terms of the credit agreement were modified under the fourth amendment. On July 30, 2007, we borrowed $58.5 million to fund the acquisition of Callaway Partners, LLC described below. After consideration of this borrowing, the aggregate amount of borrowings outstanding as of August 1, 2007 totaled $162.5 million and bears a current weighted-average interest rate of 6.1%.

On July 29, 2007, we acquired Callaway Partners, LLC (“Callaway”), an accounting and finance professional services firm based in Atlanta, GA. Callaway specializes in project management and staff augmentation for clients, focusing on general accounting/finance support, accounting and SEC reporting advisory services, internal audit, Sarbanes-Oxley compliance and corporate tax. Under the terms of the purchase agreement, we acquired substantially all of the assets of Callaway for a purchase price at closing of approximately $60.0 million in cash, subject to standard post-closing adjustments. Additional purchase consideration is payable in cash if specific performance targets are met over the five-year period beginning on January 1, 2008 and ending on December 31, 2012.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for us beginning on January 1, 2008. We are currently evaluating the impact that the adoption of this statement may have on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates and changes in the market value of our investments. We do not enter into interest rate swaps, caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR, Federal Funds rate or prime rate. At June 30, 2007, we had borrowings outstanding totaling $107.0 million that bear interest at a weighted-average interest rate of 6.1%. A one percent change in this interest rate would have a $1.1 million effect on our pre-tax income.

At June 30, 2007, we had a note payable in the amount of $1.0 million that will become due on May 8, 2008. We are not exposed to material interest rate risks in respect to this note as it bears a fixed interest rate at 4% per annum.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 3, 2007, The Official Committee of Unsecured Creditors of Saint Vincents Catholic Medical Centers of New York d/b/a Saint Vincent Catholic Medical Centers (“St. Vincents”), et al. filed suit against the Company, certain of its subsidiaries, including Speltz & Weis LLC, two of the Company’s managing directors David E. Speltz (“Speltz”) and Timothy C. Weis (“Weis”) in the Supreme Court of the State of New York, County of New York. Beginning in 2004, St. Vincents retained Speltz & Weis LLC to provide management services to St. Vincents and its two principals, Speltz and Weis, were made the interim chief executive officer and chief financial officer, respectively, of St. Vincents. In May of 2005, Speltz & Weis LLC was acquired by the Company. On July 5, 2005, St. Vincents filed for bankruptcy in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). On December 13, 2005, the Bankruptcy Court approved the retention of Speltz & Weis LLC and the Company in various capacities, including interim management, revenue cycle management and strategic sourcing services. The suit alleges, among other things, breach of fiduciary duties, breach of the New York Not-For-Profit Corporation Law, breach of contract, tortuous interference in the performance of a contract, aiding and abetting a breach of fiduciary duties, and certain fraudulent transfers and fraudulent conveyances, and seeks unspecified compensatory and punitive damages. Although the lawsuit has only recently been filed, the Company believes that the claims are without merit and intends to vigorously defend itself in this matter.

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

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2007, the Company redeemed such shares as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2007	941	$60.84	N/A	N/A
May 2007	4,209	$64.82	N/A	N/A
June 2007	—	—	N/A	N/A
Total	5,150	$64.10	N/A	N/A

N/A - Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Huron Consulting Group Inc. was held on May 8, 2007, and a total of 18,174,182 shares were present in person or by proxy at the meeting. The shareholders of Huron Consulting Group Inc. voted on the following proposals:

Proposal No. 1 - Election of directors

Name	Shares For	Shares Withheld
James D. Edwards	14,748,173	3,426,009
Gary E. Holdren	14,544,523	3,629,659
John McCartney	14,719,409	3,454,773

The other members of the Company’s board of directors whose terms of office continued after the meeting were H. Eugene Lockhart, George E. Massaro, DuBose Ausley and John S. Moody.

Proposal No. 2 - To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2007.

Shares For	Shares Against	Shares Abstain	Non-vote
18,036,193	134,450	3,539	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit
10.1	Third Amendment to Credit Agreement, dated as of May 25, 2007.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	August 7, 2007	/s/ Gary L. Burge
Gary L. Burge
Vice President,
Chief Financial Officer and Treasurer