Form 10-Q
period 2007-09-30
Huron Consulting Group Inc.
filed 2007-10-31
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 19, 2007, approximately 18,650,560 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$3,742	$16,572
Receivables from clients, net	86,157	41,848
Unbilled services, net	41,116	22,627
Income tax receivable	4,097	3,637
Deferred income taxes	24,674	15,290
Other current assets	9,025	6,435
Total current assets	168,811	106,409
Property and equipment, net	33,764	27,742
Deferred income taxes	3,786	5,433
Deposits and other assets	7,503	2,294
Intangible assets, net	16,117	4,238
Goodwill	190,780	53,328
Total assets	$420,761	$199,444

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,937	$2,684
Accrued expenses	26,011	12,712
Accrued payroll and related benefits	52,661	41,649
Income tax payable	140	—
Deferred revenues	4,466	4,035
Bank borrowings	—	8,000
Current portion of notes payable and capital lease obligations	1,143	1,282
Total current liabilities	88,358	70,362
Non-current liabilities:
Deferred compensation and other liabilities	3,145	1,169
Notes payable and capital lease obligations, net of current portion	—	1,000
Bank borrowings	154,500	—
Deferred lease incentives	9,934	10,333
Total non-current liabilities	167,579	12,502
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 19,216,491 and 18,470,623 shares issued at September 30, 2007 and December 31, 2006, respectively	182	178
Treasury stock, at cost, 522,688 and 398,783 shares at September 30, 2007 and December 31, 2006, respectively	(16,094)	(9,396)
Additional paid-in capital	104,112	79,598
Retained earnings	76,599	46,200
Accumulated other comprehensive income	25	—
Total stockholders’ equity	164,824	116,580
Total liabilities and stockholders’ equity	$420,761	$199,444

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues and reimbursable expenses:
Revenues	$134,051	$75,194	$368,326	$205,150
Reimbursable expenses	11,286	7,921	32,231	20,051
Total revenues and reimbursable expenses	145,337	83,115	400,557	225,201
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	80,237	42,973	213,648	116,399
Intangible assets amortization	2,208	467	6,752	2,183
Reimbursable expenses	11,108	7,907	32,039	20,240
Total direct costs and reimbursable expenses	93,553	51,347	252,439	138,822
Operating expenses:
Selling, general and administrative	25,675	16,724	75,108	47,278
Depreciation and amortization	4,283	2,921	12,502	5,998
Total operating expenses	29,958	19,645	87,610	53,276
Operating income	21,826	12,123	60,508	33,103
Other income (expense):
Interest income (expense), net	(2,621)	(404)	(5,871)	(365)
Other income	11	—	136	—
Total other expense	(2,610)	(404)	(5,735)	(365)
Income before provision for income taxes	19,216	11,719	54,773	32,738
Provision for income taxes	8,729	4,934	24,374	14,077
Net income	$10,487	$6,785	$30,399	$18,661

Earnings per share:
Basic	$0.61	$0.41	$1.80	$1.15
Diluted	$0.58	$0.39	$1.69	$1.08

Weighted average shares used in calculating earnings per share:
Basic	17,033	16,424	16,868	16,272
Diluted	18,137	17,415	17,967	17,220

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	17,828,323	$178	$(9,396)	$79,598	$46,200	$—	$116,580
Comprehensive income:
Net income	—	—	—	—	30,399	—	30,399
Foreign currency translation adjustment	—	—	—	—	—	25	25
Total comprehensive income							30,424
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	182,590	2	(1,077)	1,075	—	—	—
Exercise of stock options	169,853	2	—	429	—	—	431
Share-based compensation	—	—	—	14,238	—	—	14,238
Shares redeemed for employee tax withholdings	—	—	(5,621)		—	—	(5,621)
Income tax benefit on share- based compensation	—	—	—	8,772	—	—	8,772
Balance at September 30, 2007	18,180,766	$182	$(16,094)	$104,112	$76,599	$25	$164,824

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$30,399	$18,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,254	8,181
Deferred income taxes	(10,165)	(6,420)
Share-based compensation	14,238	7,223
Allowances for doubtful accounts and unbilled services	5,511	750
Other	8	134
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(28,290)	(17,058)
Increase in unbilled services	(20,674)	(6,624)
Increase in income tax receivable / payable, net	(319)	(2,769)
(Increase) decrease in other assets	(6,981)	441
Increase in accounts payable and accrued liabilities	2,929	7,079
Increase in accrued payroll and related benefits	8,471	1,282
Decrease in deferred revenues	(3,814)	(1,071)
Net cash provided by operating activities	10,567	9,809

Cash flows from investing activities:
Purchases of property and equipment, net	(11,850)	(14,956)
Purchases of businesses, net of cash acquired	(160,515)	(50,187)
Net cash used in investing activities	(172,365)	(65,143)

Cash flows from financing activities:
Proceeds from exercise of stock options	431	324
Shares redeemed for employee tax withholdings	(5,621)	(1,397)
Tax benefit from share-based compensation	8,772	4,676
Proceeds from borrowings under line of credit	292,000	89,500
Repayments on line of credit	(145,500)	(67,500)
Principal payment of notes payable and capital lease obligations	(1,139)	(1,146)
Net cash provided by financing activities	148,943	24,457

Effect of exchange rate changes on cash	25	—

Net decrease in cash and cash equivalents	(12,830)	(30,877)
Cash and cash equivalents at beginning of the period	16,572	31,820
Cash and cash equivalents at end of the period	$3,742	$943

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s annual report on Form 10-K and the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

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

4.  Business Combinations

Acquisition of Callaway Partners, LLC
In July 2007, the Company acquired Callaway Partners, LLC (“Callaway”), an accounting and finance professional services firm that specializes in finance and accounting, financial reporting, internal audit and controls and corporate tax solutions. With Callaway’s extensive senior consultant and project management skills, along with its variable, on-demand workforce, the Company will be better positioned to assist clients with their accounting and corporate compliance challenges. This acquisition was consummated on July 29, 2007 and the results of operations of Callaway have been included within the Company’s Financial Consulting operating segment since that date.

The aggregate purchase price of this acquisition was approximately $64.9 million, consisting of $58.5 million in cash paid at closing, $0.3 million of transaction costs, a $4.6 million preliminary working capital adjustment, and $1.5 million held back pending the collection of receivables acquired and finalization of the working capital

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

adjustment. The $58.5 million paid at closing was financed with borrowings under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over the five-year period beginning on January 1, 2008 and ending on December 31, 2012. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by employees of Callaway over a period beginning on August 1, 2007 and ending on December 31, 2012. Such amounts will be recorded as an expense.

Based on a preliminary valuation that is subject to refinement, the identifiable intangible assets that were acquired totaled approximately $5.0 million and have an estimated weighted average useful life of 29 months, which consists of customer contracts totaling $2.0 million (5 months useful life), customer relationships totaling $1.8 million (27 months useful life), and non-competition agreements totaling $1.2 million (72 months useful life). Additionally, the Company recorded approximately $49.5 million of goodwill, which the Company intends to deduct for income tax purposes.

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

The aggregate purchase price of this acquisition was approximately $68.3 million, consisting of $64.7 million in cash paid at closing, $0.5 million of transaction costs, a $2.8 million preliminary working capital adjustment, and $0.3 million held back pending the collection of receivables acquired. The Company financed this acquisition with a combination of cash on hand and borrowings of $55.0 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

The identifiable intangible assets that were acquired totaled $13.1 million and have an estimated weighted average useful life of 26 months, which consists of customer contracts totaling $4.7 million (9 months useful life), customer relationships totaling $3.9 million (20 months useful life), non-competition agreements totaling $2.4 million (72 months useful life), and a tradename valued at $2.1 million (24 months useful life). Additionally, the Company recorded approximately $56.5 million of goodwill, which the Company does not intend to deduct for income tax purposes.

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

The aggregate purchase price of this acquisition was approximately $33.1 million, consisting of $30.0 million in cash paid at closing, $0.8 million of transaction costs, a $1.0 million working capital adjustment, and $1.3 million of additional purchase consideration earned by Glass during the first nine months of 2007 subsequent to the acquisition. The Company financed this acquisition with a combination of cash on hand and borrowings of $20.0 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

recorded as an expense.

The identifiable intangible assets that were acquired totaled $4.3 million and have an estimated weighted average useful life of 37 months, which consists of customer contracts totaling $1.0 million (6 months useful life), customer relationships totaling $1.1 million (19 months useful life), and non-competition agreements totaling $2.2 million (60 months useful life). Additionally, the Company recorded approximately $27.6 million of goodwill, which the Company intends to deduct for income tax purposes.

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

The identifiable intangible assets that were acquired totaled $4.3 million and have an estimated weighted average useful life of 20 months, which consists of customer contracts totaling $1.7 million (3 months weighted average useful life), customer relationships totaling $1.4 million (6 months weighted average useful life), and non-competition agreements totaling $1.2 million (60 months weighted average useful life). The Company assigned relatively short lives to the customer contracts and customer relationships due to the short-term nature of the services and relationships provided under these contracts. Additionally, the Company recorded $24.1 million of goodwill, which the Company intends to deduct for income tax purposes.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Purchase Price Allocations
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the Company’s significant business acquisitions.

	Callaway July 29, 2007	Wellspring January 2, 2007	Glass January 2, 2007	Galt April 3, 2006
Assets Acquired:
Current assets	$11,968	$10,283	$2,705	$—
Property and equipment	698	1,073	215	11
Non-current assets	56	—	23	—
Intangible assets	5,000	13,100	4,300	4,300
Goodwill	49,500	56,534	27,597	24,077
	67,222	80,990	34,840	28,388
Liabilities Assumed:
Current liabilities	2,184	7,451	1,760	—
Non-current liabilities	94	5,278	—	—
	2,278	12,729	1,760	—

Net Assets Acquired	$64,944	$68,261	$33,080	$28,388

Pro Forma Financial Data
The following unaudited pro forma financial data for the three and nine months ended September 30, 2007 and 2006 give effect to the acquisition of Callaway as if it had been completed at the beginning of the period presented. The actual results from the acquisition of Callaway have been included within the Company’s consolidated financial results since July 29, 2007.

	Historical Huron and Historical Callaway
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 Pro forma	2006 Pro forma	2007 Pro forma	2006 Pro forma
Revenues, net of reimbursable expenses	$139,064	$91,370	$403,669	$264,292
Operating income	$23,374	$14,284	$63,957	$41,920
Income before provision for income taxes	$20,186	$12,916	$55,910	$38,675
Net income	$11,060	$7,492	$31,071	$22,170
Earnings per share:
Basic	$0.65	$0.46	$1.84	$1.36
Diluted	$0.61	$0.43	$1.73	$1.29

The following unaudited pro forma financial data for the three and nine months ended September 30, 2006 give effect to the acquisitions of Wellspring and Glass as if they had been completed at the beginning of the period presented. The actual results from the acquisitions of Wellspring and Glass have been included within the Company’s consolidated financial results since January 2, 2007.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Historical Huron and Historical Wellspring
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 Actual	2006 Pro forma	2007 Actual	2006 Pro forma
Revenues, net of reimbursable expenses	$134,051	$86,978	$368,326	$243,518
Operating income	$21,826	$12,476	$60,508	$35,201
Income before provision for income taxes	$19,216	$11,268	$54,773	$32,771
Net income	$10,487	$6,518	$30,399	$18,680
Earnings per share:
Basic	$0.61	$0.40	$1.80	$1.15
Diluted	$0.58	$0.37	$1.69	$1.08

	Historical Huron and Historical Glass
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 Actual	2006 Pro forma	2007 Actual	2006 Pro forma
Revenues, net of reimbursable expenses	$134,051	$81,621	$368,326	$223,209
Operating income	$21,826	$13,564	$60,508	$36,009
Income before provision for income taxes	$19,216	$12,835	$54,773	$34,649
Net income	$10,487	$7,445	$30,399	$19,791
Earnings per share:
Basic	$0.61	$0.45	$1.80	$1.22
Diluted	$0.58	$0.43	$1.69	$1.15

The following unaudited pro forma financial data for the nine months ended September 30, 2006 give effect to the acquisition of Galt as if it had been completed at the beginning of the period presented. The actual results from the acquisition of Galt have been included within the Company’s consolidated financial results since April 3, 2006.

	Historical Huron and Historical Galt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 Actual	2006 Actual	2007 Actual	2006 Pro forma
Revenues, net of reimbursable expenses	$134,051	$75,194	$368,326	$209,219
Operating income	$21,826	$12,123	$60,508	$34,823
Income before provision for income taxes	$19,216	$11,719	$54,773	$34,245
Net income	$10,487	$6,785	$30,399	$19,562
Earnings per share:
Basic	$0.61	$0.41	$1.80	$1.20
Diluted	$0.58	$0.39	$1.69	$1.14

The above unaudited pro forma financial data are not necessarily indicative of the operating results that would have been achieved if the acquisition had occurred on the dates indicated, nor are they necessarily indicative of future results.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

5.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2007 were as follows:

	Financial Consulting	Legal Consulting	Health and Education Consulting	Corporate Consulting	Total
Balance as of December 31, 2006	$1,334	$13,771	$11,256	$26,967	$53,328
Goodwill acquired in connection with business combinations	49,500	38	58,365	29,196	137,099
Tax adjustments	—	353	—	—	353
Balance as of September 30, 2007	$50,834	$14,162	$69,621	$56,163	$190,780

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets amortization expense was $3.8 million and $11.4 million for the three and nine months ended September 30, 2007, respectively. Intangible assets amortization expense was $1.5 million and $3.5 million for the three and nine months ended September 30, 2006, respectively. Estimated intangible assets amortization expense is $14.4 million for 2007, $6.1 million for 2008, $3.3 million for 2009, $1.8 million for 2010, $1.2 million for 2011, and $0.6 million for 2012. These amounts are based on intangible assets recorded as of September 30, 2007 and actual amortization expense could differ from these estimated amounts when the Company finalizes the Callaway valuation, or as a result of future acquisitions and other factors. Intangible assets are as follows:

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$11,958	$10,640	$3,960	$3,960
Customer relationships	11,626	5,265	4,366	2,411
Non-competition agreements	8,073	1,292	2,105	273
Tradename	2,100	788	—	—
Technology and software	585	240	585	134
Total	$34,342	$18,225	$11,016	$6,778

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$10,487	$6,785	$30,399	$18,661

Weighted average common shares outstanding - basic	17,033	16,424	16,868	16,272
Weighted average common stock equivalents	1,104	991	1,099	948
Weighted average common shares outstanding - diluted	18,137	17,415	17,967	17,220

Basic earnings per share	$0.61	$0.41	$1.80	$1.15
Diluted earnings per share	$0.58	$0.39	$1.69	$1.08

There were approximately 1,600 anti-dilutive securities for the nine months ended September 30, 2007 and none for the three months ended September 30, 2007 and 2006, as well as for the nine months ended September 30, 2006.

7.  Line of Credit

At December 31, 2006, the Company had a credit agreement with various financial institutions under which it could borrow up to $130.0 million. On February 23, 2007, the Company amended the credit agreement so that the maximum amount of principal that may be borrowed increased to $175.0 million, with an accordion feature allowing for an additional amount of up to $50.0 million to be borrowed upon approval from the lenders. On July 27, 2007, the Company executed a fourth amendment to the credit agreement, increasing the maximum amount of principal that may be borrowed to $200.0 million. Fees and interest on borrowings vary based on the Company’s total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over the London Interbank Offered Rate or a spread over the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by the Company. All outstanding principal is due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require the Company to maintain certain interest coverage ratio, total debt to EBITDA ratio, and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders. Borrowings outstanding under this credit facility at September 30, 2007 totaled $154.5 million and bear a weighted-average interest rate of 6.2%, all of which the Company has classified as long-term as the principal is not due until 2012. Borrowings outstanding at December 31, 2006 were $8.0 million and bear interest at 5.9%. At both September 30, 2007 and December 31, 2006, the Company was in compliance with its debt covenants.

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

The Company’s unrecognized tax benefits at both January 1, 2007 and September 30, 2007 totaled $0.1 million, all of which would have a favorable impact on the Company’s effective tax rate if recognized.

The Company does not expect that changes in the liability for unrecognized tax benefits during the next 12 months will have a significant impact on the Company’s financial position or results of operations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Upon adoption on January 1, 2007 and as of September 30, 2007, an accrual for the potential payment of interest and penalties was deemed not necessary. If deemed necessary, the Company will record accrued interest and penalties as a component of provision for income taxes on the consolidated statement of income.

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

9.  Commitments and Contingencies

Litigation
On July 3, 2007, The Official Committee of Unsecured Creditors of Saint Vincents Catholic Medical Centers of New York d/b/a Saint Vincent Catholic Medical Centers (“St. Vincents”), et al. filed suit against the Company, certain of its subsidiaries, including Speltz & Weis LLC, two of the Company’s managing directors David E. Speltz (“Speltz”) and Timothy C. Weis (“Weis”) in the Supreme Court of the State of New York, County of New York. Beginning in 2004, St. Vincents retained Speltz & Weis LLC to provide management services to St. Vincents and its two principals, Speltz and Weis, were made the interim chief executive officer and chief financial officer, respectively, of St. Vincents. In May of 2005, Speltz & Weis LLC was acquired by the Company. On July 5, 2005, St. Vincents filed for bankruptcy in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). On December 13, 2005, the Bankruptcy Court approved the retention of Speltz & Weis LLC and the Company in various capacities, including interim management, revenue cycle management and strategic sourcing services. The suit alleges, among other things, breach of fiduciary duties, breach of the New York Not-For-Profit Corporation Law, breach of contract, tortuous interference in the performance of a contract, aiding and abetting a breach of fiduciary duties, and certain fraudulent transfers and fraudulent conveyances, and seeks unspecified compensatory and punitive damages. The Company believes that the claims are without merit and intends to vigorously defend itself in this matter. The suit is in the pre-trial stage and no trial date has been set.

From time to time, the Company is involved in various legal matters arising out of the ordinary course of business. Although the outcome of these matters cannot presently be determined, in the opinion of management, disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Guarantees
Guarantees in the form of letters of credit totaling $6.2 million and $6.3 million were outstanding at September 30, 2007 and December 31, 2006, respectively, to support certain office lease obligations.

In connection with certain business acquisitions, the Company may be required to pay additional purchase consideration to the sellers if specific performance targets are met over a number of years as specified in the related purchase agreements. Such amounts are generally measured and determined at the end of the Company’s fiscal year. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $30.0 million for the year ending December 31, 2007. Of this amount, the Company has accrued for $1.3 million as of September 30, 2007. Additional purchase consideration earned by certain sellers totaled $8.0 million for the year ended December 31, 2006.

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

Historically, the Company provided financial results under two operating segments: Financial Consulting and Operational Consulting. In response to the Company’s continued growth and acquisitions of complementary businesses, effective January 1, 2007, the Company reorganized its practice areas and service lines to better meet market demands and serve its clients. Under the new organizational structure, the Company’s chief operating decision maker manages the business under four operating segments: Legal Financial Consulting, Legal Operational Consulting, Health and Education Consulting, and Corporate Consulting. During the third quarter of 2007, the Company renamed its Legal Financial Consulting and Legal Operational Consulting segments to Financial Consulting and Legal Consulting, respectively.

•
Financial Consulting. This segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes and litigation valuation analysis related to business acquisitions, as well as internal audit, Sarbanes-Oxley compliance and corporate tax solutions. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts that serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations.

•
Legal Consulting. This segment provides guidance and business services to corporate law departments, law firms and government agencies by helping to reduce legal spending, enhance client service delivery and increase operational effectiveness. These services include digital evidence and discovery services, document review, law firm management services, records management, and strategy and operational improvements.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below sets forth information about the Company’s operating segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment information for the three and nine months ended September 30, 2006 has been restated to reflect the new operating segment structure.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Financial Consulting:
Revenues	$39,983	$28,618	$109,264	$78,648
Operating income	$11,656	$13,033	$43,112	$35,922
Segment operating income as a percent of segment revenues	29.2%	45.5%	39.5%	45.7%
Legal Consulting:
Revenues	$23,346	$12,971	$69,412	$29,740
Operating income	$7,243	$3,650	$22,417	$8,437
Segment operating income as a percent of segment revenues	31.0%	28.1%	32.3%	28.4%
Health and Education Consulting:
Revenues	$49,767	$21,088	$131,429	$60,228
Operating income	$18,783	$6,592	$45,004	$18,315
Segment operating income as a percent of segment revenues	37.7%	31.3%	34.2%	30.4%
Corporate Consulting:
Revenues	$20,955	$12,517	$58,221	$36,534
Operating income	$7,036	$4,955	$17,152	$13,176
Segment operating income as a percent of segment revenues	33.6%	39.6%	29.5%	36.1%
Total Company:
Revenues	$134,051	$75,194	$368,326	$205,150
Reimbursable expenses	11,286	7,921	32,231	20,051
Total revenues and reimbursable expenses	$145,337	$83,115	$400,557	$225,201

Statement of operations reconciliation:
Segment operating income	$44,718	$28,230	$127,685	$75,850
Charges not allocated at the segment level:
Other selling, general and administrative expenses	18,609	13,186	54,675	36,749
Depreciation and amortization	4,283	2,921	12,502	5,998
Other expense	2,610	404	5,735	365
Income before provision for income taxes	$19,216	$11,719	$54,773	$32,738

	As of
Segment assets:	Sep 30, 2007	Dec 31, 2006
Financial Consulting	$38,778	$17,659
Legal Consulting	30,018	16,273
Health and Education Consulting	37,796	17,940
Corporate Consulting	20,681	12,603
Unallocated assets (1)	293,488	134,969
Total assets	$420,761	$199,444

(1)	Goodwill and intangible assets are included in unallocated assets, as the Company does not allocate these items in assessing segment performance or in allocating resources.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

During the three months ended September 30, 2006, one client generated 12.2%, or $9.2 million, of the Company's consolidated revenues. Of the $9.2 million, $7.9 million was generated by the Financial Consulting segment and $1.3 million was generated by the Legal Consulting segment. This client’s total receivables and unbilled services balance at September 30, 2006 represented less than 10.0% of the Company’s total receivables and unbilled services balance.

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

During the first nine months of 2007, we completed three additional significant acquisitions:

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

The aggregate purchase price of this acquisition was approximately $68.3 million, consisting of $64.7 million in cash paid at closing, $0.5 million of transaction costs, a $2.8 million preliminary working capital adjustment, and $0.3 million held back pending the collection of receivables acquired. We financed this acquisition with a combination of cash on hand and borrowings of $55.0 million under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

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

The aggregate purchase price of this acquisition was approximately $33.1 million, consisting of $30.0 million in cash paid at closing, $0.8 million of transaction costs, a $1.0 million working capital adjustment, and $1.3 million of additional purchase consideration earned by Glass during the first nine months of 2007 subsequent to the acquisition. We financed this acquisition with a combination of cash on hand and borrowings of $20.0 million under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

•
In July 2007, we acquired Callaway Partners, LLC (“Callaway”), an accounting and finance professional services firm that specializes in finance and accounting, financial reporting, internal audit and controls and corporate tax solutions. With Callaway’s extensive senior consultant and project management skills, along with its variable, on-demand workforce, we will be better positioned to assist our clients with their accounting and corporate compliance challenges. This acquisition was consummated on July 29, 2007 and the results of operations of Callaway have been included within our Financial Consulting operating segment since that date.

The aggregate purchase price of this acquisition was approximately $64.9 million, consisting of $58.5 million in cash paid at closing, $0.3 million of transaction costs, a $4.6 million preliminary working capital adjustment, and $1.5 million held back pending the collection of receivables acquired and finalization of the working capital adjustment. The $58.5 million paid at closing was financed with borrowings under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over the five-year period beginning on January 1, 2008 and ending on December 31, 2012. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by employees of Callaway over a period beginning on August 1, 2007 and ending on December 31, 2012. Such amounts will be recorded as an expense.

Our Business
Huron is an independent provider of financial and operational consulting services, with clients that include Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations and the law firms that represent these various organizations.

Historically, we provided our services through two operating segments: Financial Consulting and Operational Consulting. In response to our continued growth and acquisitions of complementary businesses, effective January 1, 2007, we reorganized our practice areas and service lines to better meet market demands and serve our clients. Under the new organizational structure, we manage our business under four operating segments: Legal Financial Consulting, Legal Operational Consulting, Health and Education Consulting, and Corporate Consulting. During the third quarter of 2007, we renamed our Legal Financial Consulting and Legal Operational Consulting segments to Financial Consulting and Legal Consulting, respectively.

•
Financial Consulting. This segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes and litigation, valuation analysis related to business acquisitions, as well as internal audit, Sarbanes-Oxley compliance and corporate tax solutions. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts that serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations.

•
Legal Consulting. This segment provides guidance and business services to corporate law departments, law firms and government agencies by helping to reduce legal spending, enhance client service delivery and increase operational effectiveness. These services include digital evidence and discovery services, document review, law firm management services, records management, and strategy and operational improvements.

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

A large portion of our revenues is generated by our full-time billable consultants who provide consulting services to our clients and are billable to our clients based on the number of hours they worked. A smaller portion of our revenues is generated by our other professionals, consisting of variable, on-demand finance and accounting consultants and specialized operational consultants. Our other professionals also include our document review and electronic data discovery groups who utilize contract reviewers and information technology professionals. Our document review and electronic data discovery groups generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or data processed. We refer to our billable consultants and other professionals collectively as revenue-generating professionals.

Revenues generated by our full-time billable consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our other professionals are largely dependent on the number of variable consultants we employ, their hours worked and billing rates charged, as well as the number of pages reviewed and amount of data processed.

We also bill our clients for reimbursable expenses such as travel and out-of-pocket costs incurred in connection with engagements. We manage our business on the basis of revenues before reimbursable expenses. We believe this is the most accurate reflection of our services because it eliminates the effect of these reimbursable expenses that we bill to our clients at cost.

Most of our revenues are generated under billing arrangements that are based on either the number of hours incurred by our full-time billable consultants and our variable, on-demand consultants, or the number of hours incurred or units produced by our other professionals at agreed upon rates. We refer to these types of arrangements collectively as time and expense engagements. Time and expense engagements represented 69.3% and 84.9% of our revenues in the three months ended September 30, 2007 and 2006, respectively, and 72.4% and 83.6% in the nine months ended September 30, 2007 and 2006, respectively.

In fixed fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three months ended September 30, 2007 and 2006, fixed fee engagements represented 27.0% and 13.4% of our revenues, respectively; while they represented 25.5% and 13.7% of our revenues in the nine months ended September 30, 2007 and 2006, respectively. The increase primarily reflects the acquisition of Wellspring, which we acquired in 2007 and which has a larger percentage of fixed fee engagements.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time and expense or fixed fee engagements. While performance-based fee revenues represented only 3.7% and 1.7% of our revenues for the three months ended September 30, 2007 and 2006, respectively, and 2.1% and 2.7% for the nine months ended September 30, 2007 and 2006, respectively, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve this, we have entered into select acquisitions of complementary businesses and continue to hire highly qualified professionals. Since December 31, 2006, we have increased the number of our full-time billable consultants from 794 to 1,158 as of September 30, 2007. Additionally, we have a roster of highly-credentialed variable, on-demand consultants and contract reviewers who are readily available to meet our clients’ needs. To expand our business, we will remain focused on growing our existing relationships and developing new relationships, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and continue to acquire complementary businesses. Additionally, we intend to enhance our visibility in the marketplace by continuing to build our brand.

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

Carrying Values of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of September 30, 2007 was $190.8 million, which resulted from our acquisitions. Pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually or whenever indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of April 30, 2007 and determined that no impairment of goodwill existed as of that date. Further, no indications of impairment have arisen since that date.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $16.1 million at September 30, 2007, and consist of customer contracts, customer relationships, non-competition agreements, a tradename, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

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

RESULTS OF OPERATIONS

As previously described, historically we have provided our services through two operating segments: Financial Consulting and Operational Consulting. In response to our continued growth and acquisitions of complementary businesses, effective January 1, 2007, we reorganized our practice areas and service lines to better meet market demands and serve our clients. Under the new organizational structure, we manage our business under four operating segments: Financial Consulting, Legal Consulting, Health and Education Consulting, and Corporate Consulting.

The table below sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment information for the three and nine months ended September 30, 2006 has been restated to reflect the new operating segment structure. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

Segment and Consolidated Operating Results	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands):	2007	2006	2007	2006
Revenues and reimbursable expenses:
Financial Consulting	$39,983	$28,618	$109,264	$78,648
Legal Consulting	23,346	12,971	69,412	29,740
Health and Education Consulting	49,767	21,088	131,429	60,228
Corporate Consulting	20,955	12,517	58,221	36,534
Total revenues	134,051	75,194	368,326	205,150
Total reimbursable expenses	11,286	7,921	32,231	20,051
Total revenues and reimbursable expenses	$145,337	$83,115	$400,557	$225,201
Operating income:
Financial Consulting	$11,656	$13,033	$43,112	$35,922
Legal Consulting	7,243	3,650	22,417	8,437
Health and Education Consulting	18,783	6,592	45,004	18,315
Corporate Consulting	7,036	4,955	17,152	13,176
Total segment operating income	44,718	28,230	127,685	75,850
Operating expenses not allocated to segments	22,892	16,107	67,177	42,747
Total Operating income	$21,826	$12,123	$60,508	$33,103

Other Operating Data:
Number of full-time billable consultants (at period end) (1):
Financial Consulting	358	258
Legal Consulting	165	118
Health and Education Consulting	417	257
Corporate Consulting	218	131
Total	1,158	764
Average number of full-time billable consultants (for the period) (1):
Financial Consulting	321	244	298	231
Legal Consulting	143	115	129	111
Health and Education Consulting	390	237	367	219
Corporate Consulting	194	123	182	113
Total	1,048	719	976	674
Full-time billable consultant utilization rate (2):
Financial Consulting	68.7%	82.9%	75.8%	80.2%
Legal Consulting	74.6%	71.8%	76.3%	71.5%
Health and Education Consulting	80.2%	82.3%	79.7%	80.2%
Corporate Consulting	69.6%	71.8%	71.6%	73.9%
Total	73.9%	78.9%	76.5%	77.7%
Full-time billable consultant average billing rate per hour (3):
Financial Consulting	$276	$280	$295	$287
Legal Consulting	$243	$227	$243	$230
Health and Education Consulting	$292	$228	$266	$228
Corporate Consulting	$315	$309	$307	$317
Total	$286	$260	$279	$263
Revenue per full-time billable consultant (in thousands):
Financial Consulting	$86	$113	$318	$332
Legal Consulting	$79	$74	$242	$226
Health and Education Consulting	$110	$85	$301	$260
Corporate Consulting	$106	$101	$312	$322
Total	$98	$95	$301	$289

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Operating Data:	2007	2006	2007	2006
Average number of full-time equivalents (for the period) (4):
Financial Consulting	210	10	75	6
Legal Consulting	342	162	358	56
Health and Education Consulting	65	10	62	12
Corporate Consulting	5	2	5	1
Total	622	184	500	75
Revenue per full-time equivalents (in thousands):
Financial Consulting	$59	$110	$193	$332
Legal Consulting	$35	$27	$107	$84
Health and Education Consulting	$104	$89	$335	$268
Corporate Consulting	$76	$59	$299	$171
Total	$51	$36	$150	$134

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(2)
Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(4)	Consists of our variable, on-demand consultants, contract reviewers and other professionals who generate revenues based on units produced, such as pages reviewed and data processed.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues
Revenues increased $58.9 million, or 78.3%, to $134.1 million for the three months ended September 30, 2007 from $75.2 million for the three months ended September 30, 2006. Revenues for the three months ended September 30, 2007 included revenues generated by Wellspring, Glass and Callaway, all of which we acquired subsequent to September 30, 2006.

Of the overall $58.9 million increase in revenues, $33.9 million was attributable to our full-time billable consultants and $25.0 million was attributable to our full-time equivalents. Full-time equivalents consist of our variable, on-demand consultants, contract reviewers and our document review and processing groups. The $33.9 million increase in full-time billable consultant revenues reflected growing demand for our services from new and existing clients and our acquisitions. This increase was attributable to an increase in the number of consultants due to internal growth and our acquisitions, as well as an increase in our average billing rate, partially offset by a decline in the utilization rate of our consultants. The $25.0 million increase in full-time equivalent revenues reflects greater demand and usage of contract reviewers in our document review group, as well as the usage of variable, on-demand consultants resulting from our acquisition of Callaway.

Total Direct Costs
Our direct costs increased $37.2 million, or 86.7%, to $80.2 million in the three months ended September 30, 2007 from $43.0 million in the three months ended September 30, 2006. Approximately $34.0 million of the increase was attributable to the increase in full-time billable consultants and greater utilization of variable, on-demand consultants and contract reviewers, as well as the promotion of our employees during the year, including 16 to the managing director level effective January 1, 2007, and their related compensation and benefit costs. Share-based compensation expense associated with our revenue-generating professionals increased $1.5 million, or 93.8%, to $3.1 million in the third quarter of 2007 from $1.6 million in the third quarter of 2006. We expect to continue to hire additional managing directors, as well as hire additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors. Further, we expect to continue to utilize our variable, on-demand consultants and contract reviewers to serve our clients. As such, we expect direct costs will continue to increase in the near term in proportion to our revenue growth.

Total direct costs for the three months ended September 30, 2007 included $2.2 million of intangible assets amortization expense, primarily attributable to customer contracts acquired in connection with the acquisitions of Wellspring, Glass and Callaway.

Operating Expenses
Selling, general and administrative expenses increased $9.0 million, or 53.5%, to $25.7 million in the three months ended September 30, 2007 from $16.7 million in the three months ended September 30, 2006. Of the $9.0 million increase, $2.7 million was attributable to higher salaries and related benefit costs, $1.4 million was due to higher marketing spending, $1.0 million was attributable to increased facilities costs, and $0.4 million was due to increased severance costs. Share-based compensation expense associated with our non-revenue-generating professionals increased $1.2 million, or 133.3%, to $2.1 million in the third quarter of 2007 from $0.9 million in the third quarter of 2006.

Depreciation expense increased $0.8 million, or 42.1%, to $2.7 million in the three months ended September 30, 2007 from $1.9 million in the three months ended September 30, 2006 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense increased $0.6 million, or 60.0%, to $1.6 million for the three months ended September 30, 2007 from $1.0 million for the three months ended September 30, 2006. The increase in 2007 was attributable to amortization of intangible assets, including customer relationships, non-competition agreements and a tradename, acquired in connection with our acquisitions subsequent to September 30, 2006.

Operating Income
Operating income increased $9.7 million, or 80.0%, to $21.8 million for the three months ended September 30, 2007 from $12.1 million for the three months ended September 30, 2006. The increase in operating income was attributable to the factors discussed above under Revenues, Total Direct Costs and Operating Expenses. Operating margin, defined as operating income expressed as a percentage of revenues, increased slightly to 16.3% in the three months ended September 30, 2007 from 16.1% in the three months ended September 30, 2006.

Net Income
Net income increased $3.7 million, or 54.6%, to $10.5 million for the three months ended September 30, 2007 from $6.8 million for the three months ended September 30, 2006. Diluted earnings per share increased to $0.58 for the three months ended September 30, 2007 from $0.39 for the comparable period last year.

Segment Results

Financial Consulting

Revenues
Financial Consulting segment revenues increased $11.4 million, or 39.7%, to $40.0 million for the three months ended September 30, 2007 from $28.6 million for the three months ended September 30, 2006. Revenues for the third quarter of 2007 included two months of revenues from our acquisition of Callaway while revenues for the third quarter of 2006 did not include any revenues from Callaway. For the third quarter of 2007 and 2006, most of this segment’s revenues were from time and expense engagements.

Of the overall $11.4 million increase in revenues, $0.1 million was attributable to our full-time billable consultants and $11.3 million was attributable to our full-time equivalents. The $0.1 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, offset by a decline in both the utilization rate of our consultants and the average billing rate per hour for this segment. The $11.3 million increase in full-time equivalent revenues resulted from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants.

Operating Income
Financial Consulting segment operating income decreased $1.3 million, or 10.6%, to $11.7 million in the three months ended September 30, 2007 from $13.0 million in the three months ended September 30, 2006. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, declined to 29.2% for the third quarter of 2007 from 45.5% in the same period last year. The decline was attributable to lower utilization of this segment’s full-time billable consultants as we added a significant number of consultants to position us for future market demand. The decline in segment operating margin has also been impacted by the acquisition of Callaway which currently operates at an operating margin that is slightly lower than the average for the segment. Higher share-based compensation expense and intangible assets amortization expense also contributed to the decline in this segment’s operating margin.

Legal Consulting

Revenues
Legal Consulting segment revenues increased $10.3 million, or 80.0%, to $23.3 million for the three months ended September 30, 2007 from $13.0 million for the three months ended September 30, 2006. The third quarter of 2006 included only two months of revenues from our acquisitions of DRCS and Aaxis while the third quarter of 2007 included three months of revenues. For the third quarter of 2007, revenues from time and expense engagements, fixed fee engagements and performance-based engagements represented 87.1%, 10.8% and 2.1% of this segment’s revenues, respectively, compared to 83.5%, 11.3% and 5.2%, respectively, for the third quarter of 2006.

Of the overall $10.3 million increase in revenues, $2.8 million was attributable to our full-time billable consultants and $7.5 million was attributable to our full-time equivalents. The $2.8 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, an increase in the average billing rate per hour for this segment, and an increase in the utilization rate of our consultants. The $7.5 million increase in full-time equivalent revenues reflects greater usage of contract reviewers in our document review group.

Operating Income
Legal Consulting segment operating income increased $3.5 million, or 98.4%, to $7.2 million for the three months ended September 30, 2007 from $3.7 million for the three months ended September 30, 2006. Segment operating margin increased to 31.0% for the third quarter of 2007 from 28.1% in the same period last year primarily due to improved financial results in our document review group and higher utilization of this segment’s full-time billable consultants, particularly at the analyst and associate levels, and a decrease in intangible assets amortization.

Health and Education Consulting

Revenues
Health and Education Consulting segment revenues increased $28.7 million, or 136.0%, to $49.8 million for the three months ended September 30, 2007 from $21.1 million for the three months ended September 30, 2006. Revenues for the third quarter of 2007 included revenues generated by Wellspring while revenues for the third quarter of 2006 did not. Revenues from time and expense engagements, fixed fee engagements and performance-based engagements represented 50.2%, 42.7% and 7.1% of this segment’s revenues, respectively, compared to 84.7%, 13.6% and 1.7%, respectively, for the third quarter of 2006. The increase in fixed fee engagements primarily reflects the acquisition of Wellspring, which has a larger percentage of these engagements.

Of the overall $28.7 million increase in revenues, $22.8 million was attributable to our full-time billable consultants and $5.9 million was attributable to our full-time equivalents. The $22.8 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the average billing rate per hour for this segment, partially offset by a decline in the utilization rate of our consultants. The increase in this segment’s average billing rate per hour was partially due to $3.2 million of success fees earned during the third quarter of 2007 upon achieving targeted levels of cost savings on two engagements. The $5.9 million increase in full-time equivalent revenues reflects greater usage of independent contractors during the third quarter of 2007.

Operating Income
Health and Education Consulting segment operating income increased $12.2 million, or 184.9%, to $18.8 million in the three months ended September 30, 2007 from $6.6 million in the three months ended September 30, 2006.

Segment operating margin increased to 37.7% for the third quarter of 2007 from 31.3% in the same period last year, partially due to $3.2 million of success fees earned during the third quarter of 2007 as discussed above. This increase was partially offset by amortization of customer contracts relating to the Wellspring acquisition.

Corporate Consulting

Revenues
Corporate Consulting segment revenues increased $8.5 million, or 67.4%, to $21.0 million for the three months ended September 30, 2007 from $12.5 million for the three months ended September 30, 2006. Revenues for the third quarter of 2007 included revenues generated by Glass while revenues for the third quarter of 2006 did not. For the third quarter of 2007, revenues from time and expense engagements, fixed fee engagements and performance-based engagements represented 39.8%, 56.0% and 4.2% of this segment’s revenues, respectively, compared to 56.4%, 41.9% and 1.7%, respectively, for the third quarter of 2006.

Of the overall $8.5 million increase in revenues, $8.2 million was attributable to our full-time billable consultants and $0.3 million was attributable to our full-time equivalents. The $8.2 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the average billing rate per hour for this segment, partially offset by a decline in the utilization rate of our consultants.

Operating Income
Corporate Consulting segment operating income increased $2.0 million, or 42.0%, to $7.0 million in the three months ended September 30, 2007 from $5.0 million in the three months ended September 30, 2006. Segment operating margin decreased to 33.6% for the third quarter of 2007 from 39.6% in the same period last year, primarily due to a lower utilization of our billable consultants and higher compensation costs.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues
Revenues increased $163.1 million, or 79.5%, to $368.3 million for the nine months ended September 30, 2007 from $205.2 million for the nine months ended September 30, 2006. Revenues for the nine months ended September 30, 2007 included revenues generated by Wellspring, Glass and Callaway, all of which we acquired subsequent to September 30, 2006. Additionally, revenues for the first three months of 2006 do not include revenues generated by Galt, which we acquired in the second quarter of 2006.

Of the overall $163.1 million increase in revenues, $98.3 million was attributable to our full-time billable consultants and $64.8 million was attributable to our full-time equivalents. The $98.3 million increase in full-time billable consultant revenues reflected growing demand for our services from new and existing clients and our acquisitions. This increase was attributable to an increase in the number of consultants due to internal growth and our acquisitions, as well as an increase in our average billing rate, partially offset by a decline in the utilization rate of our consultants. The $64.8 million increase in full-time equivalent revenues reflects greater demand and usage of contract reviewers in our document review group, as well as the usage of variable, on-demand consultants resulting from our acquisition of Callaway.

Total Direct Costs
Our direct costs increased $97.2 million, or 83.5%, to $213.6 million in the nine months ended September 30, 2007 from $116.4 million in the nine months ended September 30, 2006. Approximately $86.8 million of the increase was attributable to the increase in full-time billable consultants and greater utilization of variable, on-demand consultants and contract reviewers, as well as the promotion of our employees during the year, including 16 to the managing director level effective January 1, 2007, and their related compensation and benefit costs. Share-based compensation expense associated with our revenue-generating professionals increased $3.6 million, or 72.0%, to $8.6 million in the first nine months of 2007 from $5.0 million in the first nine months of 2006. We expect to continue to hire additional managing directors, as well as hire additional managers, associates and analysts to expand support for our existing practices and better leverage our managing directors and directors. Further, we expect to continue to utilize our variable, on-demand consultants and contract reviewers to serve our clients. As such, we expect direct costs will continue to increase in the near term in proportion to our revenue growth.

Total direct costs for the nine months ended September 30, 2007 included $6.8 million of intangible assets amortization expense compared to $2.2 million for the nine months ended September 30, 2006. The increase was primarily attributable to customer contracts acquired in connection with the acquisitions of Wellspring, Glass and Callaway.

Operating Expenses
Selling, general and administrative expenses increased $27.8 million, or 58.9%, to $75.1 million in the nine months ended September 30, 2007 from $47.3 million in the nine months ended September 30, 2006. Of the $27.8 million increase, $9.0 million was attributable to higher salaries and related benefit costs, $4.9 million was due to higher marketing spending, $2.2 million was attributable to increased facilities costs, $1.1 million resulted from increased legal fees, another $1.1 million resulted from increased usage of outside professional services, $1.0 million was due to increased severance costs, and business insurance increased by $.07 million. Share-based compensation expense associated with our non-revenue-generating professionals increased $3.4 million, or 147.8%, to $5.7 million in the first nine months of 2007 from $2.3 million in the first nine months of 2006. These increases were partially offset by the absence of secondary offering costs. During the first quarter of 2006 in connection with a secondary offering of our common stock, we incurred costs totaling $0.6 million after tax, or $0.03 per diluted share.

Depreciation expense increased $3.1 million, or 66.0%, to $7.8 million in the nine months ended September 30, 2007 from $4.7 million in the nine months ended September 30, 2006 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense for the nine months ended September 30, 2007 and 2006 was $4.7 million and $1.3 million, respectively. The increase in 2007 was attributable to amortization of intangible assets, including customer relationships, non-competition agreements and a tradename, acquired in connection with our acquisitions subsequent to September 30, 2006.

Operating Income
Operating income increased $27.4 million, or 82.8%, to $60.5 million for the nine months ended September 30, 2007 from $33.1 million for the nine months ended September 30, 2006. The increase in operating income was attributable to the factors discussed above under Revenues, Total Direct Costs and Operating Expenses. Operating margin increased slightly to 16.4% for the nine months ended September 30, 2007 from 16.1% for the comparable period last year.

Net Income
Net income increased $11.7 million, or 62.9%, to $30.4 million for the nine months ended September 30, 2007 from $18.7 million for the nine months ended September 30, 2006. Diluted earnings per share increased to $1.69 for the nine months ended September 30, 2007 from $1.08 for the comparable period last year.

Segment Results

Financial Consulting

Revenues
Financial Consulting segment revenues increased $30.7 million, or 38.9%, to $109.3 million for the nine months ended September 30, 2007 from $78.6 million for the nine months ended September 30, 2006. Revenues for the first nine months of 2007 included two months of revenues from our acquisition of Callaway while revenues for the same period last year did not include any revenues from Callaway. For the nine months ended September 30, 2007 and 2006, most of this segment’s revenues were from time and expense engagements.

Of the overall $30.7 million increase in revenues, $18.2 million was attributable to our full-time billable consultants and $12.5 million was attributable to our full-time equivalents. The $18.2 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the average billing rate per hour for this segment, partially offset by a decline in the utilization rate of our consultants. The $12.5 million increase in full-time equivalent revenues resulted from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants.

Operating Income
Financial Consulting segment operating income increased $7.2 million, or 20.0%, to $43.1 million in the nine months ended September 30, 2007 from $35.9 million in the nine months ended September 30, 2006. Segment operating margin decreased to 39.5% for the first nine months of 2007 compared to 45.7% for the first nine months of 2006. The decline was attributable to lower utilization of this segment’s full-time billable consultants as we added a significant number of consultants to position us for future market demand. The decline in segment operating margin has also been impacted by the acquisition of Callaway which currently operates at an operating margin that is slightly lower than the average for the segment. Higher share-based compensation expense and intangible assets amortization expense also contributed to the decline in this segment’s operating margin.

Legal Consulting

Revenues
Legal Consulting segment revenues increased $39.7 million, or 133.4%, to $69.4 million for the nine months ended September 30, 2007 from $29.7 million for the nine months ended September 30, 2006. The first nine months of 2006 included only two months of revenues from our acquisitions of DRCS and Aaxis while the same period this year included nine months of revenues. For the nine months ended September 30, 2007, revenues from time and expense engagements, fixed fee engagements and performance-based engagements represented 91.5%, 7.2% and 1.3% of this segment’s revenues, respectively, compared to 81.9%, 12.4% and 5.7%, respectively, for the nine months ended September 30, 2006.

Of the overall $39.7 million increase in revenues, $6.1 million was attributable to our full-time billable consultants and $33.6 million was attributable to our full-time equivalents. The $6.1 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, an increase in the utilization rate of our consultants, and an increase in the average billing rate per hour for this segment. The $33.6 million increase in full-time equivalent revenues reflects greater usage of contract reviewers in our document review group.

Operating Income
Legal Consulting segment operating income increased $14.0 million, or 165.7%, to $22.4 million for the nine months ended September 30, 2007 from $8.4 million for the nine months ended September 30, 2006. Segment operating margin increased to 32.3% for the first nine months of 2007 from 28.4% in the same period last year primarily due to improved financial results in our document review group and higher utilization of our full-time billable consultants, particularly at the analyst and associate levels, and a decrease in intangible assets amortization.

Health and Education Consulting

Revenues
Health and Education Consulting segment revenues increased $71.2 million, or 118.2%, to $131.4 million for the nine months ended September 30, 2007 from $60.2 million for the nine months ended September 30, 2006. Revenues for the first nine months of 2007 included revenues generated by Wellspring while revenues for the first nine months of 2006 did not. For the nine months ended September 30, 2007, revenues from time and expense engagements, fixed fee engagements and performance-based engagements represented 52.0%, 44.5% and 3.5% of this segment’s revenues, respectively, compared to 79.4%, 16.0% and 4.5%, respectively, for the nine months ended September 30, 2006. The increase in fixed fee engagements primarily reflects the acquisition of Wellspring, which has a larger percentage of these engagements.

Of the overall $71.2 million increase in revenues, $53.6 million was attributable to our full-time billable consultants and $17.6 million was attributable to our full-time equivalents. The $53.6 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the average billing rate per hour for this segment, partially offset by a decline in the utilization rate of our consultants. The increase in this segment’s average billing rate per hour was partially due to $3.2 million of success fees earned during the third quarter of 2007 upon achieving targeted levels of cost savings on two engagements. The $17.6 million increase in full-time billable equivalent revenues reflects greater usage of independent contractors during the nine months ended September 30, 2007.

Operating Income
Health and Education Consulting segment operating income increased $26.7 million, or 145.7%, to $45.0 million in the nine months ended September 30, 2007 from $18.3 million in the nine months ended September 30, 2006. Segment operating margin increased to 34.2% for the first nine months of 2007 from 30.4% for the same period last year, partially due to $3.2 million of success fees earned during the third quarter of 2007 as discussed above. This increase was partially offset by amortization of customer contracts relating to the Wellspring acquisition.

Corporate Consulting

Revenues
Corporate Consulting segment revenues increased $21.7 million, or 59.4%, to $58.2 million for the nine months ended September 30, 2007 from $36.5 million for the nine months ended September 30, 2006. Revenues for the first nine months of 2007 included revenues generated by Galt and Glass. Revenues for the first three months of 2006 did not include Galt and revenues for the first nine months of 2006 did not include Glass. For the first nine months of 2007, revenues from time and expense engagements, fixed fee engagements and performance-based engagements represented 47.3%, 49.0% and 3.7% of this segment’s revenues, respectively, compared to 60.7%, 36.1% and 3.2%, respectively, for the comparable period last year.

Of the overall $21.7 million increase in revenues, $20.4 million was attributable to our full-time billable consultants and $1.3 million was attributable to our full-time equivalents. The $20.4 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, partially offset by a decline in both the average billing rate per hour for this segment and the utilization rate of our consultants.

Operating Income
Corporate Consulting segment operating income increased $4.0 million, or 30.2%, to $17.2 million in the nine months ended September 30, 2007 from $13.2 million in the nine months ended September 30, 2006. Segment operating margin decreased to 29.5% for the nine months ended September 30, 2007 from 36.1% in the same period last year, primarily due to higher compensation costs, partially offset by a decrease in amortization of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility. Cash and cash equivalents decreased $12.8 million, from $16.5 million at December 31, 2006 to $3.7 million at September 30, 2007, primarily due to our acquisitions.

Cash flows generated by operating activities totaled $10.6 million for the nine months ended September 30, 2007, compared to $9.8 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. Increases in revenues and improved financial results during the nine months ended September 30, 2007 were partially offset by an increase in receivables from clients and unbilled services, as well as an increase in prepaid licenses.

Cash used in investing activities was $172.4 million for the nine months ended September 30, 2007 and $65.1 million for the same period last year. The use of cash in the first nine months of 2007 primarily related to the acquisitions of Wellspring, Glass and Callaway. The use of cash in the first nine months of 2006 related to the acquisition of Galt, as well as leasehold improvements and construction in progress at our office in New York City.

At December 31, 2006, we had a credit agreement with various financial institutions under which we may borrow up to $130.0 million. On February 23, 2007, we amended the credit agreement so that the maximum amount of principal that may be borrowed increased to $175.0 million, with an accordion feature allowing for an additional amount of up to $50.0 million to be borrowed upon approval from the lenders. On July 27, 2007, we executed a fourth amendment to the credit agreement, increasing the maximum amount of principal that may be borrowed to $200.0 million. Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over the London Interbank Offered Rate (“LIBOR”) or a spread over the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by us. All outstanding principal is due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require us to maintain certain interest coverage ratio, total debt to EBITDA ratio, and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders.

During the first nine months of 2007, we borrowed $133.5 million under the credit facility to fund our acquisitions of Wellspring, Glass and Callaway. We also made borrowings throughout the first nine months of 2007 to fund our daily operations. During the nine months ended September 30, 2007, the average daily outstanding balance under our credit facility was $118.9 million. Borrowings outstanding under this credit facility at September 30, 2007 totaled $154.5 million and bear a weighted-average interest rate of 6.2%. Borrowings outstanding at December 31, 2006 totaled $8.0 million and bear interest at 5.9%. At both September 30, 2007 and December 31, 2006, the Company was in compliance with its debt covenants.

Future Needs
Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional revenue-generating professionals and expanding our service offerings through existing professionals, variable, on-demand consultants, new hires or acquisitions. In connection with our acquisitions, we may be required under earn-out provisions to pay additional purchase consideration to the sellers if specific performance targets are met. We intend to fund such growth and earn-out obligations with cash generated from operations and borrowings under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe cash generated from operations, supplemented as necessary by borrowings under our credit facility, will be adequate to fund this growth. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and overall condition of the credit markets.

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

During the nine months ended September 30, 2007, we borrowed $133.5 million under our credit facility to fund our acquisitions of Wellspring, Glass and Callaway. We also made borrowings throughout the first nine months of 2007 to fund our daily operations. As of September 30, 2007, outstanding borrowings totaled $154.5 million. Although outstanding principal under the credit facility is not contractually due until February 2012, we may periodically make repayments to the extent we have excess cash on hand.

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

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR, Federal Funds rate or prime rate. At September 30, 2007, we had borrowings outstanding totaling $154.5 million that bear interest at a weighted-average interest rate of 6.2%. A one percent change in this interest rate would have a $1.5 million effect on our pre-tax income.

At September 30, 2007, we had a note payable in the amount of $1.0 million that will become due on May 8, 2008. We are not exposed to material interest rate risks in respect to this note as it bears a fixed interest rate at 4% per annum.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 3, 2007, The Official Committee of Unsecured Creditors of Saint Vincents Catholic Medical Centers of New York d/b/a Saint Vincent Catholic Medical Centers (“St. Vincents”), et al. filed suit against the Company, certain of its subsidiaries, including Speltz & Weis LLC, two of the Company’s managing directors David E. Speltz (“Speltz”) and Timothy C. Weis (“Weis”) in the Supreme Court of the State of New York, County of New York. Beginning in 2004, St. Vincents retained Speltz & Weis LLC to provide management services to St. Vincents and its two principals, Speltz and Weis, were made the interim chief executive officer and chief financial officer, respectively, of St. Vincents. In May of 2005, Speltz & Weis LLC was acquired by the Company. On July 5, 2005, St. Vincents filed for bankruptcy in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). On December 13, 2005, the Bankruptcy Court approved the retention of Speltz & Weis LLC and the Company in various capacities, including interim management, revenue cycle management and strategic sourcing services. The suit alleges, among other things, breach of fiduciary duties, breach of the New York Not-For-Profit Corporation Law, breach of contract, tortuous interference in the performance of a contract, aiding and abetting a breach of fiduciary duties, and certain fraudulent transfers and fraudulent conveyances, and seeks unspecified compensatory and punitive damages. The Company believes that the claims are without merit and intends to vigorously defend itself in this matter. The suit is in the pre-trial stage and no trial date has been set.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2007, the Company redeemed such shares as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted-Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2007	50,664	$73.01	N/A	N/A
August 2007	419	$67.93	N/A	N/A
September 2007	—	—	N/A	N/A
Total	51,083	$72.97	N/A	N/A

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

Huron Consulting Group Inc.
(Registrant)

Date:	October 31, 2007	/s/ Gary L. Burge
Gary L. Burge
Vice President,
Chief Financial Officer and Treasurer