Form 10-K
period 2007-12-31
Huron Consulting Group Inc.
filed 2008-02-21
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(312) 583-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, Inc. (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,259,800,000.

As of February 8, 2008, 18,743,433 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III of this annual report on Form 10-K.

HURON CONSULTING GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

In this annual report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

This annual report on Form 10-K, including the information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates” or “continues” or the negative of such terms or other comparable terminology. These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates and number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions do not change from current expectations. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are an independent provider of financial and operational consulting services. Our highly experienced professionals, many of whom have master’s degrees in business administration, have doctorates in economics, are certified public accountants, or are accredited valuation specialists and forensic accountants, employ their expertise in accounting, finance, economics and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities.

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

From the date of our initial public offering through December 31, 2007, we completed the following acquisitions:

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

•

In April 2006, we acquired MSGalt & Company, LLC (“Galt”), a specialized advisory firm that designs and implements corporate-wide programs to improve shareholder returns. With the acquisition of Galt, we expanded our value and service offerings to the offices of the chief executive officer and boards of Fortune 500 companies.

•

In July 2006, we acquired Document Review Consulting Services LLC (“DRCS”), a consulting firm that provides comprehensive document review using experienced contract reviewers. Also in July 2006, we acquired Aaxis Technologies Inc. (“Aaxis”). Aaxis provides full-service electronic data discovery support to litigation teams and corporate counsel with a focus on forensics and data gathering, end-to-end data processing, and information consulting. The acquisitions of DRCS and Aaxis enhanced our service offerings to the offices of the general counsel and law firms by helping them manage digital information in a comprehensive manner during litigation, investigations, mergers and acquisitions, and other major transactions.

•

In January 2007, we acquired Wellspring Partners LTD (“Wellspring”), a management consulting firm specializing in integrated performance improvement services for hospitals and health systems. With the acquisition of Wellspring, we expanded our national presence in the healthcare provider sector and now provide a full complement of services to a wide spectrum of hospitals and multi-hospital systems.

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

•

In July 2007, we acquired Callaway Partners, LLC (“Callaway”), a professional services firm that specializes in finance and accounting projects, financial reporting, internal audit and controls, and corporate tax solutions. With Callaway’s extensive senior consultant and project management skills, along with its variable, on-demand workforce, we are better positioned to assist our clients with their accounting and corporate compliance challenges.

We have grown significantly since we commenced operations, increasing the number of our full-time revenue-generating professionals from 213 as of May 31, 2002 to 1,281 as of December 31, 2007 through hiring and acquisitions of complementary businesses. We have hired experienced professionals from a variety of organizations, including the four largest public accounting firms, referred to as the Big Four, and other consulting firms. As of December 31, 2007, we had 163 managing directors who have revenue-generating responsibilities. These individuals have an average of 22 years of business experience. In addition to our headquarters in Chicago, we have other offices located in Atlanta, Boston, Charlotte, Dallas, Detroit, Houston, Los Angeles, New York City, San Francisco, Tokyo and Washington D.C. We also have four document review centers located in Houston, Texas, Miramar, Florida, Morrisville, North Carolina and Rock Hill, South Carolina.

OUR SERVICES

We are an independent provider of consulting services. We help clients effectively address complex challenges that arise in litigation, disputes, investigations, regulatory compliance, procurement, financial distress, and other sources of significant conflict or change. We also help our clients deliver superior customer and capital market performance through integrated strategic, operational, and organizational change.

Historically, we provided our services through two operating segments: Financial Consulting and Operational Consulting. In response to our continued growth and acquisitions of complementary businesses, effective January 1, 2007, we reorganized our practice areas and service lines to better meet market demands and serve our clients. Under our current organizational structure, we manage our business under four operating segments: Financial Consulting, Legal Consulting, Health and Education Consulting, and Corporate Consulting. For the year ended December 31, 2007, we derived 30.9%, 17.8%, 36.0% and 15.3% of our revenues from Financial Consulting, Legal Consulting, Health and Education Consulting and Corporate Consulting, respectively. For further financial information on our segment results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note “16. Segment Information” in the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K.

Financial Consulting

Our Financial Consulting segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes and litigation, as well as valuation analysis related to business acquisitions. This segment also consults with management in the areas of corporate governance, Sarbanes-Oxley compliance, internal audit, and corporate tax. Additionally, the Financial Consulting segment provides experienced, project leadership and credentialed on-demand resources to assist clients with finance and accounting projects. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts who serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations. This segment’s practices and the services they offer include:

•

Disputes and investigations. Our disputes and investigations practice provides financial analyses to support law firms and corporations in connection with business disputes, lawsuits, and regulatory or internal investigations. We have extensive experience in the areas of financial investigations and forensic accounting, including matters involving the United States Securities and Exchange Commission (“SEC”) or other regulatory inquiries or investigations, financial restatements, and special accounting projects. We provide specialized accounting services to gather and analyze voluminous financial data and reconstruct complex transactions and events.

•

Economic consulting. Our economic consulting practice works with clients to provide economic and statistical analyses in situations that arise in connection with litigation, regulatory hearings, complex transactions, bankruptcy, and public policy issues. Our economic consulting group also provides economic-value-driven strategic advice that combines the highly complementary disciplines of economics, accounting, and finance. Our team includes consultants with doctorates in economics and leading academics who perform event studies, sales and claims forecasting, economic damages calculations, policy analysis, and compliance studies.

•

Valuation. Our valuation practice delivers expert valuation analyses to clients and their advisors. We perform valuations of businesses, financial interests, intellectual property, real property, machinery and equipment, and other tangible and intangible assets. Our valuation group typically supports client needs in the following contexts:

•	Transactions: supporting clients’ financial and tax reporting, especially in the context of acquisitions and other corporate transactions;

•	Litigation or disputes: valuing businesses or assets; and

•	Bankruptcies: supporting the restructuring process or the sale of business assets.

•

Corporate governance. Our corporate governance practice possesses the thought leadership, methodologies, tools, and experience needed to provide optimal solutions to our clients in the areas of enterprise risk management, internal audit, and Sarbanes-Oxley compliance. We help clients identify and document business risks across their organization, linking them to processes and sub-processes, and evaluating the related controls on an ongoing basis.

•

Tax compliance. Our tax compliance practice consists of an experienced team of senior tax professionals who direct, manage, or support the ever-changing corporate tax compliance and reporting requirements. We also work with external auditors to effectively meet SEC filing requirements and IRS filing deadlines.

Legal Consulting

Our Legal Consulting segment provides guidance and business services to address the challenges that confront today’s legal organizations. These services add value to corporate law departments, law firms, and government agencies by helping to reduce legal spending, enhance client service delivery, and increase operational effectiveness. This segment provides measurable results in the areas of digital evidence and discovery services, document review, law firm management services, records management, and strategic and operational improvements. This segment’s practices and the services they offer include:

•

Legal consulting. Our legal consulting practice helps both in-house legal departments and outside counsel enhance the quality of legal services while reducing costs by more efficiently aligning strategy, people, processes, and technology. We provide strategic advice to help legal departments and law firms improve their organizational design and business processes, and to help management in their use of outside counsel. We also have extensive experience in selecting, customizing, and successfully rolling out engagement management systems and electronic billing systems that help legal departments track and manage lawsuits and other legal matters. These systems are powerful tools for managing budgets, spending, and resources. We provide similar services for document management systems and patent management applications.

•

Electronic discovery and records management. We work with corporations and law firms to provide solutions to enhance their discovery process management and electronic discovery needs. One area of emphasis is helping clients choose and implement technology solutions that improve legal department operations. We provide a full array of digital evidence, discovery, and records management services that include discovery process execution, electronic discovery services, computer forensics, data management, document processing, document review, records program development, records improvement planning and process, and program management, all aimed at reducing costs, coordinating matters and people, streamlining processes and reducing risks.

Health and Education Consulting

Our Health and Education Consulting segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, turnarounds, merger or affiliation strategies, labor productivity, non-labor cost management, information technology, revenue cycle improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development. This segment’s practices and the services they offer include:

•

Pharmaceutical and health plans. Our pharmaceutical and health plans practice focuses on operational, compliance, and government contracting issues related to federal healthcare programs. We assist the health insurance industry to navigate and respond to a wide array of business matters and compliance requirements that arise within the industry and from contracting relationships with the federal government. Our services include federal healthcare contract consulting, medical cost containment, operational and financial advisory services, and regulatory and contract compliance services. We help pharmaceutical and medical device manufacturers optimize performance, improve operations, mitigate risk, manage compliance, and support counsel in regulatory investigations. Our services include government price reporting and commercial contracting, medical affairs and clinical activities, regulatory compliance, off-label communication, and sales and marketing compliance.

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

•

Higher education. Our higher education practice provides operational consulting services to colleges, universities, hospitals, and academic medical centers. We have worked with the majority of the largest research institutions in the U.S. to develop and implement solutions in a manner consistent with each institution’s unique culture. Our professionals have worked on engagements that have provided us substantial understanding of the issues facing higher education and healthcare institutions. We provide high-quality consulting services designed to address our clients’ most pressing issues in the areas of research administration, regulatory compliance, clinical research, technology planning and implementation, and financial management and strategy.

Corporate Consulting

Our Corporate Consulting segment leads clients through various stages of transformation that result in measurable and sustainable performance improvement. This segment works with clients to solve complex business problems and implements strategies and solutions to effectively address and manage stagnant or declining stock price, acquisitions and divestitures, process inefficiency, third-party contracting difficulties, lack of or misaligned performance measurements, margin and cost pressures, performance issues, bank defaults, covenant violations, and liquidity issues. This segment’s practices and the services they offer include:

•

Restructuring and turnaround. Our restructuring and turnaround practice provides consulting assistance to financially distressed companies, creditor constituencies, and other stakeholders in connection with out-of-court restructurings and bankruptcy proceedings. For companies in financial distress, we work with management to assess the viability of their business, to develop and implement a turnaround plan to improve cash flow, and to implement a debt-restructuring plan to improve the balance sheet. In some instances, we serve in interim management roles. When out-of-court solutions are not achievable, we assist clients in preparing for Chapter 11 bankruptcy filings and with all aspects of the bankruptcy process by gathering, analyzing, and presenting financial and business information needed to achieve successful reorganizations. We also provide claims management services to help companies process and analyze complex and voluminous claims filed in bankruptcies and related litigation matters.

•

Galt & Company. Our strategy practice focuses exclusively on helping well-managed companies deliver superior shareholder returns. Galt works with management to develop the strategies and organizational capabilities that accelerate profitable growth and improve shareholder value. In effect, Galt brings the discipline of the capital markets inside an organization, building the capabilities to effectively manage growth and maximize shareholder value.

OUR CLIENTS

We provide consulting services to a wide variety of both financially sound and distressed organizations, including Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations, and the law firms that represent these various organizations. Our clients are in a broad array of industries, including education, professional services, transportation services, healthcare, telecommunications, financial services, electronics, consumer products, energy and utilities, industrial manufacturing, and food and beverage. Since commencing operations in May 2002, we have conducted over 5,300 engagements for over 2,400 clients, and we have worked on engagements with all of the 50 largest U.S. law firms listed in The American Lawyer 2007 Am Law 100. Our top ten clients represented approximately 26.1%, 31.2% and 38.3% of our revenues in the years ended December 31, 2007, 2006 and 2005, respectively. No single client accounted for more than 10% of our revenues in 2007. Revenues from one client represented 10.2% of our revenues in 2006. Revenues from another client represented 11.1% of our revenues in 2005. The following are examples of engagements that we have performed for our clients.

Financial Consulting

Practice	Client Need	Huron Solution
Disputes and investigations	Assist legal counsel representing a major retail company with analyzing various accounting and disclosure issues that were raised in an investigation by the SEC.

➢ Forensic accounting experts conducted in-depth financial analyses of accounting records and analyzed issues such as compliance with debt covenants, warranty arrangements, accrual calculation methodology, lease accounting, and financial statement disclosures.

➢Provided client with electronic discovery, computer forensics, and data preservation services.

➢Assisted the client in presentation of facts and investigation findings to the SEC.

Assist legal counsel for a debtor estate and unsecured creditors committee with financial and economic analyses related to litigation involving breach of fiduciary duty by a parent company.

➢ Synthesized large volumes of financial data and other documents and performed solvency tests of the subsidiary.

➢Calculated damages arising from the termination of funding by the parent company based on valuations of the company under various scenarios.

Practice	Client Need	Huron Solution
Economic consulting	Assist legal counsel representing a major investment servicing and management company facing multiple lawsuits and government inquiries, as well as client questions concerning the nature and extent of investments made in sophisticated mortgage-backed securities that performed poorly during the recent credit crisis in the summer and fall of 2007.

➢  Performed a detailed review and analysis of daily security holdings and client transactions for dozens of company funds.

➢ Assisted the company in the presentation of facts and findings to the company’s clients, insurers, and government regulators.

Valuation	Value intangible assets, including international route authorities, take-off and landing rights, tradenames and trademarks, and customer relationships for an international airline operating under Chapter 11 protection.

➢  Estimated the liquidation value of the intangible assets for hypothetical liquidation analysis, which was filed as part of the company’s plan of reorganization filed with the bankruptcy court.

➢ Estimated the fair value and remaining economic life of the intangible assets in accordance with generally accepted accounting principles for financial reporting purposes.

➢ Assisted management in the preparation of its annual impairment test for indefinite-lived assets.

Corporate Governance	Assist an international financial services group to pursue compliance with rules promulgated by the National Association of Insurance Commissioners.

➢  Performed top down risk assessments; prepared narratives and process flows for key controls; identified gaps and created test scripts.

➢  Documented entity level controls and general computer and information technology controls.

Legal Consulting

Practice	Client Need	Huron Solution
Electronic discovery and records management	Develop and implement a practical solution for the management and control of e-mails at a global chemical company to reduce storage costs, improve system performance, and ensure the retention of e-mails in accordance with multiple country records retention requirements.

➢ Obtained records retention regulation information relevant to countries in North America, Europe and Asia.

➢Updated client records retention schedules in accordance with business and regulatory requirements.

➢Developed enterprise electronic information management strategy, policy and standards.

➢Developed technical, legal/regulatory and user specifications for e-mail management system.

➢Provided expertise for the development of a request for proposal and test scripts for software selection.

➢ Conducted proof of concept testing on selected software tool to ensure technical compatibility with client IT infrastructure and ensure required level of risk and regulatory functionality.

➢Conducted full production pilot with a representative sample of client end users to ensure email solution met the ease of use acceptance criteria.

➢Provided technical expertise for training and change management process used for company-wide rollout of the system.

Electronic discovery and records management	Assist a Europe-based global energy company in the implementation of a new law department global technology platform consisting of matter management, spend management, and document management. Led the requirements gathering, process re-engineering and design efforts, as well as other implementation tasks.

➢ Conducted user requirements gathering sessions across the world.

➢Developed a global requirements document for the complete technology platform solution.

➢Designed the global matter management system, document management system, and spend management system.

➢Created policies and procedures for the law department.

➢Developed change management process for rollout of the system.

Legal consulting	Assist the law department of a major oil and gas company in cost-saving initiatives.

➢ Implemented a matter management system involving the merging of processes and data from two legacy law departments. The department focused on system design, conversion mapping, system testing, rollout and implementation of matter management, electronic billing, and legal liability accrual management.

➢Created an in-house document discovery process and capability that is supplemented as needed by outside contract resources for peak demand. These initiatives resulted in substantial cost savings and created a strong foundation for future endeavors.

Practice	Client Need	Huron Solution
Electronic discovery and records management	Provide project management and comprehensive document review services for a multinational company with more than 6 million pages that had to be produced to the opposing party in a condensed timeframe.

➢ Worked with outside counsel to develop a work flow for the processing, review, and production of responsive, non-privileged documents.

➢ Conducted the review at Huron’s customized review facilities, using more than 150 review professionals working around the clock.

➢Redacted confidential information from responsive documents.

➢Managed the production of documents to opposing counsel.

Health and Education Consulting

Practice	Client Need	Huron Solution
Pharmaceutical and health plans	Improve financial performance.

➢ Analyzed two years of claims data using internal and external data sources.

➢Identified more than $12 million in claim overpayments, which the client was able to recover and improve bottom line performance.

	Win government business.	➢ Assisted a consortium of health plans bid and ultimately win a $10 billion TRICARE contract from the Department of Defense.
Assist meeting the requirements of a Corporate Integrity Agreement (CIA).

➢ Served as the Independent Review Organization (IRO) to pharmaceutical manufacturers with recent CIAs. Developed and performed transaction testing procedures to test Sales and Medical Affairs activities involving dissemination of off-label information about FDA-approved products.

Healthcare	Improvement of operational and financial performance of a medical center that was facing a fiscal year loss of $25 million.

➢ Performed a comprehensive assessment and implementation of all areas of performance improvement, including labor cost reduction, non-labor strategies, revenue cycle improvements, cash acceleration, net revenue enhancements, and debt restructuring.

➢Achieved a $21.2 million decrease in operating loss, including $17.0 million in revenue improvement and $4.2 million in expense reductions.

Practice	Client Need	Huron Solution
Higher education	Assess and identify the economic impact of a leading university on the immediate region and state; deliver strategic recommendations to the university to optimize future impact and improve competitive position.

➢  Identified the economic impact that the university has had on the state and regional economies.

➢ Outlined the key factors that have enabled other research institutions and regions to be leading economic performers.

➢ Reviewed the unique circumstances that exist in the state that relate to future economic development in a technology-based global economy.

➢ Identified issues and constraints, including structural and policy areas, which were impeding the ability of the university to compete with peer institutions and serve as a key driver of high-end economic development.

➢ Identified strategies and recommendations to enhance the university’s contribution to the future growth and development of the state’s and region’s economies, including:

•   Expansion of a vibrant research enterprise,

•   Improved access to intellectual capital,

•   Creation of new private-public partnerships and joint ventures, and

•   Expansion of an infrastructure primed to anticipate and react immediately to market changes; to make investments to get to the market first; and to ultimately increase economic growth.

Corporate Consulting

Restructuring and turnaround	As a result of a liquidity crisis and an ongoing investigation of the owner by authorities, replacement management is needed to take control of real estate and tax transaction related businesses.

➢ Served as chief restructuring officer and treasurer to protect the companies from further harm, filed for Chapter 11 bankruptcy protection, marshaled the entities’ assets, and cooperated with the investigating authorities.

➢ Stabilized the businesses, preserved the integrity of business records, addressed customer issues, and began the forensic investigation into “where the money went.”

➢ Despite the lack of available funding, Huron worked with numerous customers to complete transactions and address customer issues to minimize losses and claims.

➢ Worked with counsel and the Unsecured Creditors Committee to pursue a fast track refinancing plan; when the principal failed to carry through in connection with the refinancing, Huron and the Committee obtained a turnover of all interests in other assets and businesses from the principal avoiding protracted and costly litigation.

➢ Transitioned the cases to a Chapter 11 trustee and continued to provide necessary support as the trustee pursues collection of the interests related to the asset turnover agreement.

Galt & Company	Help client achieve and sustain superior shareholder value growth over time.

➢     Worked with client management to:

•   Establish agreement with a clear definition of “winning” and implement financial goals and measures consistent with success in both the customer and capital markets,

•   Deepen understanding of sources and drivers of shareholder value growth by recognizing where and why profitable growth will be concentrated,

•   Establish an explicit and ongoing value growth agenda, focusing on the 5-10 key priorities that will drive shareholder value growth,

•   Develop and deploy differentiated business models and reallocate resources to gain a disproportionate share of market profitability, and

•   Enhance management decision standards, processes and capabilities to sustain the improvements and identify and capture future value growth opportunities.

INDUSTRY BACKGROUND

We believe many organizations are facing increasingly large and complex business disputes and lawsuits, a growing number of regulatory and internal investigations and more intense public scrutiny. Concurrently, we believe increased competition and regulation are presenting significant operational and financial challenges for organizations. Distressed companies are responding to these challenges by restructuring and reorganizing their businesses and capital structures, while financially healthy organizations are striving to capitalize on opportunities by improving operations, reducing costs and enhancing revenue. Many organizations have limited dedicated resources to respond effectively to these challenges and opportunities. Consequently, we believe these organizations will increasingly seek to augment their internal resources with experienced independent consultants like us. We believe the demand for our services is driven by the following factors:

•

SEC and internal investigations. The increased scrutiny of accounting practices, internal controls, and financial disclosures has contributed to a large number of financial restatements by public companies. According to Glass Lewis & Co., an institutional investor advisory firm, companies with U.S.-listed securities filed 1,538 financial restatements in 2006, up 13% from what had been a record number in 2005. Further, about one out of every ten public companies filed a restatement in 2006, compared with one for every twelve in 2005. In response to a number of recent incidences of corporate malfeasance and accounting irregularities, the SEC has conducted an increasing number of public company investigations over the past few years. In fiscal year 2007, the SEC initiated 776 investigations, 262 civil actions, and 394 administrative proceedings covering a wide range of issues, including financial fraud, abusive backdating of stock options, insider trading, violations by broker-dealers, and fraud related to mutual funds. For fiscal 2009, the President’s budget request for the SEC is $914 million, compared to the $905 million funding level for 2008. The budget for the SEC enforcement division, which has opened three dozen subprime mortgage related cases, would rise $3 million to a total of $318 million if the budget is adopted as proposed. In addition, an increasing number of boards of directors, audit committees and special independent committees of companies that have had to review their historical financials or respond to complaints by whistleblowers have conducted internal forensic investigations to determine the underlying facts. These dynamics have driven demand for independent financial consultants like us who help clients respond to SEC investigations, evaluate restatements of financial statements and support internal investigations by combining investigative accounting and financial reporting skills with business and practical experience.

•

Healthcare investigations. As healthcare expenditures continue to grow in the United States, the industry faces greater pressure to reduce healthcare spending, particularly as it relates to publicly funded programs. The pressure to stem the tide of cost growth has resulted in a significant increase in investigations driven by whistleblowers, government audits, and individual complaints. The Department of

Health and Human Services Office of Inspector General reported total fiscal year 2007 savings and expected recoveries of $43 billion, $5 billion more than the year before and more than double the savings and recoveries of just five years ago. Often times, these government investigations lead to follow-on class action lawsuits by commercial payors.

•

Litigation and disputes. Litigation and business disputes are prevalent in the United States and, we believe, the volume of this activity does not necessarily correlate with the economic cycle. The breadth and magnitude of these matters is increasing. For example, antitrust investigation and enforcement activities by federal, state and local authorities present heightened complexities and risks for companies in the areas of mergers and acquisitions, pricing policies, distribution relationships and patent and intellectual property matters. In addition, private parties can bring antitrust claims asserting a variety of violations. In its Third Annual Litigation Trends Survey, Fulbright & Jaworski L.L.P. polled 422 in-house law departments worldwide and found that for U.S. companies with $1 billion or more in annual revenues, the number of lawsuits soared to 556 cases, with almost half facing 50 new suits annually. Further, these companies spent an annual average of $31.5 million on all their legal matters. In complex litigation and disputes, organizations and the law firms that represent them regularly engage experienced consultants to provide or support expert testimony or perform data analyses involving financial, economic and accounting issues.

•

Sarbanes-Oxley and stockholder activism. The enactment of the Sarbanes-Oxley Act of 2002 has substantially limited the scope of non-audit services that large public accounting firms, such as the Big Four, can provide to their audit clients. These limitations represent a significant opportunity for independent consulting firms. Further, certain influential institutional investors, citing concerns over perceived conflicts of interest, have opposed the ratification of auditors and the election of directors of companies that engage their auditors to perform permissible non-audit services. The restrictions of Sarbanes-Oxley, stockholder opposition to auditors performing consulting services for their audit clients, and the relatively small number of large public accounting firms has led many clients to choose independent consulting firms over the Big Four when seeking providers of various consulting services.

•

Operational challenges and opportunities. Organizations must constantly re-evaluate business processes in order to manage change and risk, and minimize or recover costs. For example, in the healthcare industry, the steady flow of changes that affect healthcare funding, treatments, delivery and administration increase the difficulty in managing a complex mix of factors, including rising healthcare costs and insurance premiums and the increasing number of uninsured citizens. In the higher education industry, research universities and academic medical centers must develop and maintain programs to effectively manage research compliance risks and implement systems that support the recovery of research costs. Additionally, the difficulties of managing a large number of legal matters prompted in-house legal departments to seek ways to improve their efficiency and effectiveness, which drives the demand for consultants specializing in legal department operations. The changes to the Federal Rules of Civil Procedure and the interpretation and adoption by the states of the Civil Procedure rules have compelled corporations and their outside counsel to be in command of their obligations in responding to discovery much earlier in the process. The demand for consultants to assist them with the technical, business and process challenges associated with the new rules and electronic discovery has never been greater. In general, a variety of organizations seek to improve their procurement efficiencies, improve operational processes and reduce costs. We believe that in seeking to meet these challenges and capitalize on these opportunities, organizations will increasingly augment their internal resources with consultants who can provide a combination of industry expertise and strong technical skills.

•

Merger and acquisition activity. Despite depressed levels in recent years, there was a rebound in mergers and acquisitions activity, or M&A, in the marketplace. According to “Mergers & Acquisitions Insights,” published by Piper Jaffray & Company, despite the credit crunch that has curtailed dealmaking for large buyouts since mid-2007, M&A activity in the U.S. continues to be strong. Through the first nine months of 2007, M&A activity, as measured by the number of transactions with U.S. targets, increased 7% over the same period in 2006. Further, the total value of 2007 transactions through the third quarter of 2007 was $1.11 trillion, 30% more than the $857 billion in transaction value over the same period in 2006. Over the past ten years, the number of transactions has averaged approximately 8,750 per year with a combined average annual value of approximately $1.08 trillion. Annual transaction value in 2007 is projected to greatly exceed the 10-year average. We believe M&A activity creates demand for financial consulting services, such as purchase price allocations and other similar valuation services and dispute and litigation services, as well as operational consulting services, such as merger integration, margin improvement and strategic sourcing.

•

Financial distress. Despite the decline in corporate bankruptcy filings, we believe there will continue to be a sufficient number of bankruptcies of the size and complexity that typically require debtors and other constituents to retain the services of financial advisors. Additionally, there is an ongoing need for restructuring and turnaround consulting services to assist financially distressed, under-performing and debt-laden companies and their stakeholders outside of the bankruptcy process. Further, the subprime mortgage world is under tremendous pressure. In March of 2006, the Mortgage Bankers Association announced that 13 percent of subprime loans are delinquent and greater than two percent of subprime loans had foreclosure proceedings launched in the fourth quarter of 2005 alone. The recent news surrounding improperly managed subprime mortgages, which has in some cases forced bankruptcy, requires that companies carefully evaluate risks immediately to determine an appropriate course of action. We believe that subprime lenders in particular, and many lenders in general, will need to modify their lending strategy in this fast changing market to appropriately consider the risks of a borrower’s ability to repay their loans.

•

Strategy. According to Kennedy Information, a leading source of research reports, analysis and trends for the consulting marketplace, the client drive for profitable growth and the traction for newer services have placed strategy back at the forefront of clients’ minds. In recent years, strategy consulting returned to strong growth after a sharp depression in 2003. Kennedy expects the strategy market to continue to be strong in the upcoming years and to maintain a growth trajectory between 5% and 10% going forward. Strategy consulting is expected to grow faster than the overall management consulting market, outpacing the growth of operations management, information technology, and human resources consulting service lines.

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

As of December 31, 2007, we had 1,600 full-time employees, consisting of 1,281 full-time revenue-generating professionals and 319 non-revenue-generating professionals. The 1,281 revenue-generating professionals consisted of 163 managing directors and 1,118 directors, managers, associates, analysts and assistants. Many of these individuals have master’s degrees in business administration, have doctorates in economics, are certified public accountants, or are accredited valuation specialists and forensic accountants. Our revenue-generating managing directors serve clients as advisors and engagement team leaders, originate revenue through new and existing client relationships, and work to strengthen our intellectual capital, develop our people and enhance our reputation. Our directors and managers manage day-to-day client relationships and oversee the delivery and overall quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses and prepare presentations that synthesize and distill information to support recommendations we deliver to clients.

Our 319 non-revenue-generating professionals at December 31, 2007 consisted of 19 managing directors and 300 directors, managers, associates, analysts and assistants. Our non-revenue-generating professionals include our senior management team, senior client relationship managers, and finance, human resources, information technology, legal and marketing personnel.

In addition to our full-time professionals, we have a roster of highly-credentialed variable, on-demand consultants and contract reviewers. We utilize these variable resources extensively, particularly within our Financial Consulting and Legal Consulting segments.

We assimilate and support employees in their career progression through training and development programs. We have structured orientation and training programs for new analysts, “milestone” programs to help recently promoted employees quickly become effective in their new roles, and opportunities for self-directed training, including both on-line and live technical and consulting courses. We also support the pursuit and ongoing maintenance of many certifications. Employees are assigned internal performance coaches to identify opportunities for development, formal training or certifications.

Our compensation plan includes competitive base salary, incentives and benefits. Under our incentive plan, directors, managers, associates and analysts set goals each year with a performance coach. These goals are aligned with our business goals as well as individual interests and development needs. Managing directors set goals with their practice leader using a balanced scorecard. The incentive plan balances our value of teamwork with recognition of individual performance, and incentive compensation is tied to both team and individual performance. Incentives for managing directors are based on their individual performance and their contribution to their practice and to our business as a whole. Funding of the incentive pool is based on our achievement of annual financial goals and each practice’s achievement of its financial goals. In addition, managing directors may receive long-term equity incentives.

BUSINESS DEVELOPMENT AND MARKETING

Our business development activities aim to build relationships and a strong brand reputation with key sources of business and referrals, especially top-tier law firms and the offices of the chief executive officer, chief financial officer, and general counsel of organizations. We believe that excellent service delivery to clients is critical to building relationships and our brand reputation, and we emphasize the importance of client service to all of our employees.

We generate most of our new business opportunities through relationships that our managing directors have with individuals working in corporations, academic institutions, healthcare organizations, and top-tier law firms. We also view cross-selling as a key component in building our business. Often, the client relationship of a managing director in one practice leads to opportunities in another practice. Although some managing directors spend more time on service delivery than new business development, all of our managing directors understand their role in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities, and we frequently receive referrals and repeat business from past and current clients and from the law firms with which we have worked. In addition, to complement the business development efforts of our managing directors, we have a group of senior client relationship managers who are focused exclusively on developing client relationships and generating new business through their extensive network of contacts.

We also host, participate and sponsor conferences that facilitate client development opportunities and promote brand recognition. For example, during 2007, we hosted such events as The Summit GC 2007, the Unstructured Records and Information Management Roundtable, and the Inaugural ECRT Users Meeting. Additionally, we participated and/or sponsored numerous conferences for organizations such as National Council of University Research Administrators (NCURA), Turnaround Management Association (TMA), Financial Executive Institute (FEI), Center for Business Intelligence (CBI), Association for Corporate Growth (ACG), and Healthcare Financial Management Association (HFMA). These events provided a forum to build and strengthen client relationships, as well as to stay abreast of industry trends and developments.

We have a centralized marketing department with a marketing professional assigned to each of our practices. These professionals coordinate traditional marketing programs, such as participation in seminars, sponsorship of client events, and publication of articles in industry publications to actively promote our name and capabilities. The marketing department also manages the content delivery on Huron’s website, develops collateral materials, performs research and provides database management to support sales efforts.

COMPETITION

The consulting services industry is extremely competitive, highly fragmented and subject to rapid change. The industry includes a large number of participants with a variety of skills and industry expertise, including other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms and the internal professional resources of organizations. We compete with a large number of service providers in all of our segments. Our competitors often vary depending on the particular practice area. In addition, we also expect to continue to face competition from new entrants because the barriers to entry into consulting services are relatively low.

We believe the principal competitive factors in our market include firm and consultant reputations, client and law firm relationships and referrals, the ability to attract and retain top professionals, the ability to manage engagements effectively and the ability to be responsive and provide high quality services. There is also competition on price, although to a lesser extent due to the critical nature of many of the issues that the types of services we offer address. Many of our competitors have a greater geographic footprint, including a broader international presence, and name recognition, as well as have significantly greater personnel, financial, technical and marketing resources than we do. We believe that our experience, reputation, industry focus, and a broad range and balanced portfolio of service offerings enable us to compete favorably and effectively in the consulting marketplace.

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

We rely heavily on our senior management team, including Gary Holdren, our Chief Executive Officer, Daniel Broadhurst, our Vice President and Chief Operating Officer, Gary Burge, our Chief Financial Officer and Treasurer, our practice leaders, and other managing directors; and our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services, the senior management team must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on our senior management team and other managing directors to generate and market our business. Further, in light of our limited operating history, our senior management’s and other managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Although we enter into non-solicitation agreements with our senior management team and other managing directors, we generally do not enter into non-competition agreements. Accordingly, members of our senior management team and our other managing directors are not contractually prohibited from leaving or joining one of our competitors, and some of our clients could choose to use the services of that competitor instead of our services. If one or more members of our senior management team or our other managing directors leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in securing and successfully completing engagements and managing our business properly, which could harm our business prospects and results of operations.

Our inability to hire and retain talented people in an industry where there is great competition for talent could have a serious negative effect on our prospects and results of operations.

Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. The loss of a significant number of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to manage, staff and successfully complete our existing engagements and obtain new engagements. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other consulting firms, accounting firms and technical and economic advisory firms, as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Therefore, we may not be successful in attracting and retaining the skilled consultants we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.

Our limited operating history makes evaluating our business difficult.

We have a limited operating history and although we generated net income of $41.9 million, $26.7 million and $17.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, we may not sustain profitability in the future. To sustain profitability, we must:

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

We have grown significantly since we commenced operations, increasing the number of our revenue-generating professionals from 213 as of May 31, 2002 to 1,281 as of December 31, 2007. As we continue to increase the number of our employees, we may not be able to successfully manage a significantly larger workforce. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures and controls and will continue to do so in the future. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial, accounting and other systems, procedures and controls, which will increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. This need to augment our support infrastructure due to growth is compounded by our decision to become a public reporting company and the increased expense that has arisen in complying with existing and new regulatory requirements. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosure. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

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

As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our ten largest clients accounted for approximately 26.1%, 31.2% and 38.3% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively. No single client accounted for more than 10.0% of our revenues in 2007. Revenues from one client accounted for 10.2% of our revenues in 2006 while revenues from another client accounted for 11.1% of our revenues in 2005. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year and a major client in one fiscal period may not require or decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

In addition, almost all of our engagement agreements can be terminated by our clients with little or no notice and without penalty. For example, in engagements related to litigation, if the litigation were to be settled, our engagement for those services would no longer be necessary and, therefore, would be terminated. In client engagements that involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. For clients in bankruptcy, a bankruptcy court could elect not to retain our interim management consultants, terminate our retention, require us to reduce our fees for the duration of an engagement, or approve claims against fees earned by us prior to or after the bankruptcy filing. For example, shortly after we acquired Speltz & Weis LLC, its largest client, which accounted for approximately 82.8% of its 2004 revenues and which accounted for approximately $14.5 million, or 7.0%, of our revenues in the year ended December 31, 2005, filed for bankruptcy. While the Bankruptcy Court approved our retention, it did so subject to certain fee reductions that we negotiated with the client and certain other interested parties. Depending on the outcome of the bankruptcy proceeding, we may not receive the full amount of these negotiated amounts. Terminations of engagements, cancellations of portions of the project plan, delays in the work schedule or reductions in fees could result from factors unrelated to our services. When engagements are terminated or reduced, we lose the associated future revenues, and we may not be able to recover associated costs or redeploy the affected employees in a timely manner to minimize the negative impact. In addition, our clients’ ability to terminate engagements with little or no notice and without penalty makes it difficult to predict our operating results in any particular fiscal period.

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

The consulting services industry in which we operate includes a large number of participants and is intensely competitive. We face competition from other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms and the internal professional resources of organizations. In addition, because there are relatively low barriers to entry, we expect to continue to face additional competition from new entrants into the business operations and financial consulting industries. Many of our competitors have a greater national and international presence, as well as have significantly greater personnel, financial, technical and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Our ability to compete also depends in part on the ability of our competitors to hire, retain and motivate skilled professionals, the price at which others offer comparable services and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.

Additional hiring and business acquisitions could disrupt our operations, increase our costs or otherwise harm our business.

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire or successfully integrate new employees and acquired businesses without substantial expense, delay or other operational or financial obstacles. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition, including those we have completed so far. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:

•	the diversion of management’s time, attention and resources from managing and marketing our company;

•	the failure to retain key acquired personnel;

•

the adverse short-term effects on reported operating results from the amortization or write-off of acquired goodwill and other intangible assets, such as described in “Management’s Discussion and Analysis—Client Bankruptcy Case”;

•	potential impairment of existing relationships with our clients, such as client satisfaction or performance problems, whether as a result of integration or management difficulties or otherwise;

•	the creation of conflicts of interest that require us to decline or resign from engagements that we otherwise could have accepted;

•	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

•	increased costs to improve, coordinate or integrate managerial, operational, financial and administrative systems;

•	the usage of earn-outs based on the future performance of our business acquisitions may deter the acquired company from fully integrating into our existing business;

•

a decision not to fully integrate an acquired business may lead to the perception of inequalities if different groups of employees are eligible for different benefits and incentives or are subject to different policies and programs; and

•

difficulties in integrating diverse backgrounds and experiences of consultants, including if we experience a transition period for newly hired consultants that results in a temporary drop in our utilization rates or margins.

If we fail to successfully address these risks, our ability to compete may be impaired.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2007, 2006 and 2005, fixed-fee engagements represented 25.9%, 13.4% and 11.5% respectively, of our revenues. The percentage of fixed-fee engagements in our Health and Education Consulting segment has grown from 17.3% in 2006 to 44.8% in 2007. The increase was primarily due to our 2007 acquisition of Wellspring, which has a larger percentage of fixed-fee engagements.

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.

From time to time, we enter into engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually defined goals. The achievement of these contractually-defined goals is often impacted by factors outside of our control, such as the actions of our client or third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. While performance-based fees comprised only 2.3%, 2.8% and 3.7% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively, we intend to continue to enter into performance-based fee arrangements and these engagements may impact our revenues to a greater extent in the future. Should performance-based fee arrangements represent a greater percentage of our business in the future, we may experience increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from increases in our utilization rate or average billing rate per hour.

Conflicts of interest could preclude us from accepting engagements thereby causing decreased utilization and revenues.

We provide services in connection with bankruptcy proceedings and litigation proceedings that usually involve sensitive client information and frequently are adversarial. In connection with bankruptcy proceedings, we are required by law to be “disinterested” and may not be able to provide multiple services to a particular client. In litigation we would generally be prohibited from performing services in the same litigation for the party adverse to our client. In addition, our engagement agreement with a client or other business reasons may preclude us from accepting engagements with our clients’ competitors or adversaries. As we increase the size of our operations and the complement of consulting services, the number of conflict situations will continue to increase. Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new engagements as a result of conflicts of interest. If we are unable to accept new engagements for any reason, our consultants may become underutilized, which would adversely affect our revenues and results of operations in future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2007, our principal executive offices in Chicago, Illinois, consisted of approximately 96,000 square feet of office space, under a lease that expires in September 2014. We have two five-year renewal options under the lease that will allow us to continue to occupy this office space until September 2024. This facility accommodates our executive team and corporate departments, as well as professionals in each of our practices. We also have a core office located in New York City, New York, consisting of approximately 57,000 square feet of office space, under a lease that expires in July 2016, with one five-year renewal option. Additionally, we occupy leased facilities for our other offices located in Atlanta, Boston, Charlotte, Dallas, Detroit, Houston, Los Angeles, San Francisco, Tokyo and Washington, D.C. We also occupy leased facilities for our four document review centers located in Houston, Texas, Miramar, Florida, Morrisville, North Carolina and Rock Hill, South Carolina. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

ITEM 3. LEGAL PROCEEDINGS.

On July 3, 2007, The Official Committee (the “Committee”) of Unsecured Creditors of Saint Vincents Catholic Medical Centers of New York d/b/a Saint Vincent Catholic Medical Centers (“St. Vincents”), et al. filed suit against Huron Consulting Group Inc., certain of our subsidiaries, including Speltz & Weis LLC, and two of our former managing directors, David E. Speltz (“Speltz”) and Timothy C. Weis (“Weis”), in the Supreme Court of the State of New York, County of New York. On November 26, 2007, Gray & Associates, LLC (“Gray”), in its capacity as trustee on behalf of the SVCMC Litigation Trust, was substituted as plaintiff in the place of the Committee and on February 19, 2008, Gray filed an amended complaint in the action. Beginning in 2004, St. Vincents retained Speltz & Weis LLC to provide management services to St. Vincents, and its two principals, Speltz and Weis, were made the interim chief executive officer and chief financial officer, respectively, of St. Vincents. In May of 2005, we acquired Speltz & Weis LLC. On July 5, 2005, St. Vincents filed for bankruptcy in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). On December 14, 2005, the Bankruptcy Court approved the retention of Speltz & Weis LLC and us in various capacities, including interim management, revenue cycle management and strategic sourcing services. The amended complaint filed by Gray alleges, among other things, breach of fiduciary duties, breach of the New York Not-For-Profit Corporation Law, malpractice, breach of contract, tortious interference with contract, aiding and abetting breaches of fiduciary duties, certain fraudulent transfers and fraudulent conveyances, breach of the implied duty of good faith and fair dealing, fraud, aiding and abetting fraud, negligent misrepresentation, and civil conspiracy, and seeks at least $200 million in damages, disgorgement of fees, return of funds or other property transferred to Speltz & Weis LLC, attorneys’ fees, and unspecified punitive and other damages. We believe that the claims are without merit and intend to vigorously defend ourselves in this matter. The suit is in the pre-trial stage and no trial date has been set.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this annual report on Form 10-K, we are not a party to or threatened with any other litigation or legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

	High	Low
2006:
First Quarter	$31.31	$23.90
Second Quarter	$36.05	$29.60
Third Quarter	$39.89	$32.09
Fourth Quarter	$45.98	$36.92
2007:
First Quarter	$67.32	$44.26
Second Quarter	$73.47	$60.01
Third Quarter	$77.06	$61.77
Fourth Quarter	$83.25	$62.79

Holders

As of February 8, 2008, there were 25 holders of record of Huron’s common stock.

Dividends

Other than a special dividend in 2004, we have not declared or paid any dividends on our common stock since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We currently expect that we will retain our future earnings, if any, for use in the operation and expansion of our business. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors the board of directors may deem relevant. In addition, our bank credit agreement restricts dividends to an amount up to $10 million per fiscal year plus 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included elsewhere in this annual report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2007, we redeemed 59,796 shares of common stock with a weighted-average fair market value of $74.63 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007	58,088	$74.80	N/A	N/A
November 1, 2007 – November 30, 2007	1,708	$69.12	N/A	N/A
December 1, 2007 – December 31, 2007	—	—	N/A	N/A

Total	59,796	$74.63	N/A	N/A

N/A	– Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

We have derived the following selected consolidated financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 from our audited consolidated financial statements. The following data reflects the business acquisitions that we have completed through December 31, 2007. The results of operations for the acquired businesses have been included in our results of operations since the date of their acquisitions. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7. Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2007	2006	2005	2004	2003
Revenues and reimbursable expenses:
Revenues	$504,292	$288,588	$207,213	$159,550	$101,486
Reimbursable expenses	43,661	33,330	18,749	14,361	8,808

Total revenues and reimbursable expenses	547,953	321,918	225,962	173,911	110,294

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	293,387	163,569	117,768	93,248	69,401
Intangible assets amortization	7,993	2,207	1,314	—	—
Reimbursable expenses	43,449	33,506	18,982	14,281	8,929

Total direct costs and reimbursable expenses	344,829	199,282	138,064	107,529	78,330

Operating expenses:
Selling, general and administrative	102,176	65,926	51,035	40,858	25,185
Depreciation and amortization (1)	17,207	9,201	5,282	2,365	5,328
Restructuring charges	—	—	—	3,475	—
Loss on lease abandonment	—	—	—	—	1,668

Total operating expenses	119,383	75,127	56,317	46,698	32,181

Operating income (loss)	83,741	47,509	31,581	19,684	(217)

Other income (expense):
Interest income (expense), net	(8,263)	(703)	472	(692)	(856)
Other income (expense)	19	16	(37)	—	(112)

Total other income (expense)	(8,244)	(687)	435	(692)	(968)

Income (loss) before provision (benefit) for income taxes	75,497	46,822	32,016	18,992	(1,185)
Provision (benefit) for income taxes	33,596	20,133	14,247	8,128	(122)

Net income (loss)	41,901	26,689	17,769	10,864	(1,063)
Accrued dividends on 8% preferred stock	—	—	—	931	1,066

Net income (loss) attributable to common stockholders	$41,901	$26,689	$17,769	$9,933	$(2,129)

Net income (loss) attributable to common stockholders per share (2):
Basic	$2.47	$1.63	$1.13	$0.77	$(0.18)
Diluted	$2.32	$1.54	$1.05	$0.72	$(0.18)
Weighted average shares used in calculating net income (loss) attributable to common stockholders per share (2):
Basic	16,944	16,359	15,741	12,820	11,871
Diluted	18,033	17,317	16,858	13,765	11,871

Cash dividend per common share (3)	$—	$—	$—	$0.09	$—

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2007	2006	2005	2004	2003
Cash and cash equivalents	$2,993	$16,572	$31,820	$28,092	$4,251
Working capital	$33,511	$36,047	$52,272	$42,898	$10,159
Total assets	$443,213	$199,444	$129,699	$83,219	$39,889
Long-term debt (4)	$123,734	$1,000	$2,127	$—	$10,076
8% preferred stock (5)	$—	$—	$—	$—	$14,212
Total stockholders’ equity (deficit)	$183,784	$116,580	$75,532	$49,233	$(6,624)

(1)	Intangible assets amortization relating to customer contracts is presented as a component of total direct costs. Depreciation, amortization of leasehold improvements and amortization of intangible assets other than customer contracts are presented as a component of operating expenses.
(2)	Adjusted for a 1 for 2.3 reverse stock split effected on October 5, 2004.
(3)	On May 12, 2004, we declared a special dividend on each outstanding share of our common stock and 8% preferred stock payable to holders of record on May 25, 2004. We paid the special dividend on June 29, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.25 million, or $0.09 per share of common stock and $9.64 per share of 8% preferred stock. Other than the special dividend, we have not declared or paid any dividends on our common stock since our inception and do not intend to pay any dividends on our common stock in the foreseeable future.
(4)	Consists of bank borrowings and capital lease obligations, net of current portions, at December 31, 2007. Consists of notes payable issued in connection with the acquisition of Speltz & Weis LLC at December 31, 2006 and 2005. Also includes capital lease obligations, net of current portions, at December 31, 2005. Consists of 8% promissory notes at December 31, 2003.
(5)	On October 18, 2004, we used $15.1 million of the proceeds from our initial public offering to redeem all of the outstanding 8% preferred stock, plus cumulative dividends and a liquidation participation amount totaling $2.6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are an independent provider of financial and operational consulting services. Our highly experienced professionals employ their expertise in accounting, finance, economics and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. Huron was formed in March 2002 and we commenced operations in May 2002. We were founded by a core group of experienced consultants, composed primarily of former Arthur Andersen LLP partners and professionals, along with equity sponsorship from a group of investors led by Lake Capital Management LLC. In October 2004, we completed our initial public offering (“IPO”) and became a publicly traded company.

Historically, we provided our services through two operating segments: Financial Consulting and Operational Consulting. In response to our continued growth and acquisitions of complementary businesses, effective January 1, 2007, we reorganized our practice areas and service lines to better meet market demands and serve our clients. Under our current organizational structure, we manage our business under four operating segments: Financial Consulting, Legal Consulting, Health and Education Consulting, and Corporate Consulting. See “Item 1. Business—Overview—Our Services” included elsewhere in this annual report on Form 10-K for a detailed discussion of our four segments.

We have grown significantly since we commenced operations, increasing the number of our full-time revenue-generating professionals from 213 as of May 31, 2002 to 1,281 as of December 31, 2007 through hiring and acquisitions of complementary businesses. Revenues in 2007 totaled $504.3 million, a 74.7% increase from 2006 and a 143.4% increase from 2005. These increases resulted from a combination of organic growth and business acquisitions. Since inception through December 31, 2007, we have completed the following acquisitions:

Speltz & Weis LLC

In May 2005, we acquired Speltz & Weis LLC (“Speltz & Weis,” renamed in 2007 to Wellspring Management Services LLC), a specialized consulting firm that provides interim management and crisis management services to healthcare facilities. With the acquisition of Speltz & Weis, we began to provide full-service offerings to distressed hospitals and other healthcare facilities. This acquisition was consummated on May 9, 2005 and the results of operations of Speltz & Weis have been included within our Health and Education Consulting segment since that date. The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million in cash paid at closing, notes payable totaling $3.0 million payable in three equal annual installments of $1.0 million (together with accrued interest at 4% per annum) that began on May 8, 2006, and $0.2 million of transaction costs.

MSGalt & Company, LLC

In April 2006, we acquired substantially all of the assets of MSGalt & Company, LLC (“Galt”), a specialized advisory firm that designs and implements corporate-wide programs to improve shareholder returns. With the acquisition of Galt, we expanded our value and service offerings to the offices of the chief executive officer and boards of Fortune 500 companies. This acquisition was consummated on April 3, 2006 and the results of operations of Galt have been included within our Corporate Consulting segment since that date. The aggregate purchase price of this acquisition was $34.2 million, which consisted of $20.4 million in cash paid at closing, $0.3 million of transaction costs, and $13.5 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets and conditions were met. We financed this acquisition with cash on hand and borrowings of $6.5 million under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by Galt employees over a four-year period. Such amounts will be recorded as an expense.

Document Review Consulting Services LLC and Aaxis Technology Inc.

In July 2006, we acquired Document Review Consulting Services LLC (“DRCS”), a consulting firm that provides comprehensive document review using experienced contract reviewers. Also in July 2006, we acquired Aaxis Technologies Inc. (“Aaxis”). Aaxis provides full-service electronic data discovery support to litigation teams and corporate counsel with a focus on forensics and data gathering, end-to-end data processing, and information consulting. The acquisitions of DRCS and Aaxis enhanced our service offerings to the offices of the general counsel and law firms by helping them manage digital information in a comprehensive manner during litigation, investigations, mergers and acquisitions, and other major transactions.

Wellspring Partners LTD

In January 2007, we acquired Wellspring Partners LTD (“Wellspring”), a management consulting firm specializing in integrated performance improvement services for hospitals and health systems. With the acquisition of Wellspring, we expanded our national presence in the healthcare provider sector and now provide a full complement of services to a wide spectrum of hospitals and multi-hospital systems. This acquisition was consummated on January 2, 2007 and the results of operations of Wellspring have been included within our Health and Education Consulting segment since that date. The aggregate purchase price of this acquisition was approximately $90.9 million, consisting of $64.7 million in cash paid at closing, $0.4 million of transaction costs, a $1.5 million working capital adjustment, $0.3 million held back pending the collection of receivables acquired, and $24.0 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met. We financed this acquisition with a combination of cash on hand and borrowings of $55.0 million under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

Glass & Associates, Inc.

Also in January 2007, we acquired Glass & Associates, Inc. (“Glass”), a turnaround and restructuring consulting firm that provides advice and leadership to troubled businesses in the United States and Europe. With the acquisition of Glass, we expanded our position in the consulting and restructuring marketplace, as well as expanded our interim management capabilities to distressed companies in industries beyond healthcare. The stock purchase agreement for this acquisition was executed on January 2, 2007 and the transaction was consummated on January 9, 2007 upon the satisfaction of certain closing conditions. The results of operations of Glass have been included within our Corporate Consulting segment since January 2, 2007. The aggregate purchase price of this acquisition was approximately $35.0 million, consisting of $30.0 million in cash paid at closing, $0.8 million of transaction costs, a $1.0 million working capital adjustment, $1.6 million cash paid to sellers for a tax election reimbursement, and $1.6 million of additional purchase price earned by selling shareholders subsequent to the acquisition. We financed this acquisition with a combination of cash on hand and borrowings of $20.0 million under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

Callaway Partners, LLC

In July 2007, we acquired Callaway Partners, LLC (“Callaway”), a professional services firm that specializes in finance and accounting projects, financial reporting, internal audit and controls, and corporate tax solutions. With Callaway’s extensive senior consultant and project management skills, along with its variable, on-demand workforce, we are better positioned to assist our clients with their accounting and corporate compliance challenges. This acquisition was consummated on July 29, 2007 and the results of operations of Callaway have been included within our Financial Consulting segment since that date. The aggregate purchase price of this acquisition was approximately $65.4 million, consisting of $58.5 million in cash paid at closing, $0.6 million of transaction costs, a $4.8 million working capital adjustment, and $1.5 million held back pending the collection of receivables acquired. The $58.5 million paid at closing was financed with borrowings under our bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period beginning on January 1, 2008 and ending on December 31, 2012. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by employees of Callaway over a period beginning on August 1, 2007 and ending on December 31, 2012. Such amounts will be recorded as an expense.

Revenues

A large portion of our revenues is generated by our full-time billable consultants who provide consulting services to our clients and are billable to our clients based on the number of hours they worked. A smaller portion of our revenues is generated by our other professionals, consisting of variable, on-demand finance and accounting consultants and specialized operational consultants. Our other professionals also include our document review and electronic data discovery groups who utilize contract reviewers and information technology professionals. Our document review and electronic data discovery groups generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or data processed. We refer to our full-time billable consultants and other professionals collectively as revenue-generating professionals.

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

Most of our revenues are generated under billing arrangements that are based on either the number of hours worked or units produced by our revenue-generating professionals at agreed upon rates. We refer to these types of arrangements as time-and-expense engagements. Time-and-expense engagements represented 71.8%, 83.8% and 84.8% of our revenues in 2007, 2006 and 2005, respectively.

In fixed-fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed-fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the years ended December 31, 2007, 2006 and 2005, fixed-fee engagements represented approximately 25.9%, 13.4% and 11.5%, respectively, of our revenues. The increase primarily reflects the 2007 acquisition of Wellspring, which has a larger percentage of fixed-fee engagements.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. While performance-based fee revenues represented only 2.3%, 2.8% and 3.7% of our revenues in 2007, 2006 and 2005, respectively, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Our quarterly results are impacted principally by our full-time billable consultants utilization rate, the number of business days in each quarter and the number of our revenue-generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have 10% to 15% fewer business work days available in the third and fourth quarters of the year, which can impact revenues during those periods.

Reimbursable expenses

Reimbursable expenses that are billed to clients, primarily relating to travel and out-of-pocket expenses incurred in connection with engagements, are included in total revenues and reimbursable expenses, and typically an equivalent amount of these expenses are included in total direct costs and reimbursable expenses. Reimbursable expenses also include those subcontractors who are billed to our clients at cost. The amount of reimbursable expenses included in total revenues and reimbursable expenses may not always correspond with the amount of these expenses included in total direct costs and reimbursable expenses due to the fact that revenues from reimbursable expenses associated with performance-based engagements may be deferred and recognized at a later date when the revenue on these engagements is recognized. This treatment can result in a timing difference between when revenue from reimbursable expenses is recognized and when such expenses are recognized in the statement of operations. Such timing differences are eliminated when the performance-based engagement is completed, as total cumulative revenues from reimbursable expenses will equal the total cumulative reimbursable expenses incurred on the engagement. We manage our business on the basis of revenues before reimbursable expenses. We believe this is the most accurate reflection of our services because it eliminates the effect of these reimbursable expenses that we bill to our clients at cost.

Total direct costs

Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include direct costs consisting of salaries, performance bonuses, payroll taxes and benefits for revenue-generating professionals, as well as fees paid to independent subcontractors that we retain to supplement these professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and stock option awards granted to our revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense will increase in the future. Total direct costs also include intangible assets amortization relating to customer contracts.

Operating expenses

Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes and benefits, as well as share-based compensation for our non-revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense will increase in the future. Also included in this category are other sales and marketing related expenses, rent and other office-related expenses, and professional fees. Other operating expenses include certain depreciation and amortization expenses not included in total direct costs.

Segment results

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate office support costs, certain office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and company-wide business development functions, as well as costs related to overall corporate management.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The notes to our consolidated financial statements include disclosure of our significant accounting policies. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are five accounting policies that could be considered critical. These critical policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, income taxes and share-based compensation.

Revenue recognition

We recognize revenues in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectibility is reasonably assured. Most of our services are rendered under arrangements that require the client to pay based on either the number of hours incurred or units produced by our revenue-generating professionals at agreed-upon rates and recognized as services are provided. Revenues related to fixed-fee engagements are recognized based on estimates of work completed versus the total services to be provided under the engagement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. To date, such losses have not been significant. Revenues related to performance-based engagements are recognized when all performance-based criteria are met. We also have contracts with clients to deliver multiple services that are covered under both individual and separate engagement letters. These arrangements allow for our services to be valued and accounted for on a separate basis. We recognize reimbursable expenses related to time-and-expense and fixed-fee engagements as revenue in the period in which the expense is incurred. We recognize reimbursable expenses subject to performance-based criteria as revenue when all performance criteria are met. We recognize direct costs incurred on all types of engagements, including performance-based engagements, in the period in which incurred.

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

Carrying value of goodwill and other intangible assets

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of December 31, 2007 was $223.1 million. Pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually or whenever indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of April 30, 2007 and determined that no impairment of goodwill existed as of that date. Further, no indications of impairment have arisen since that date.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $13.9 million at December 31, 2007 and consist of customer contracts, customer relationships, non-competition agreements, a tradename, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets. For example, during the third quarter of 2005, we wrote off a portion of the intangible assets pertaining to a customer contract as described in “Client Bankruptcy Case” below.

Income taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets.

In preparing financial statements, we exercise significant judgment in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period. In determining whether a valuation allowance is warranted, we consider the historical and estimated future taxable income and other relevant factors of the operation recording the respective deferred tax asset. If actual results differ from our estimates, or if these estimates are adjusted in future periods, an adjustment to the valuation allowance may be required. To the extent that we increase the valuation allowance, our provision for income taxes will increase and our net income will decrease in the period that the adjustment is made. As of December 31, 2007, we have recorded net deferred tax assets totaling $17.3 million and have established a valuation allowance of $0.8 million due to uncertainties relating to our ability to utilize deferred tax assets recorded for foreign operating losses.

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

RESULTS OF OPERATIONS

As previously described, historically we have provided our services through two operating segments: Financial Consulting and Operational Consulting. In response to our continued growth and acquisitions of complementary businesses, effective January 1, 2007, we reorganized our practice areas and service lines to better meet market demands and serve our clients. Under our current organizational structure, we manage our business under four operating segments: Financial Consulting, Legal Consulting, Health and Education Consulting, and Corporate Consulting. The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment information for the years ended December 31, 2006 and 2005 have been restated to reflect the current operating segment structure.

Segment and Consolidated Operating Results (in thousands):	Year Ended December 31,
	2007	2006	2005
Revenues and reimbursable expenses:
Financial Consulting	$156,013	$109,220	$82,390
Legal Consulting	89,849	47,774	25,503
Health and Education Consulting	181,439	84,108	61,317
Corporate Consulting	76,991	47,486	38,003

Total revenues	504,292	288,588	207,213
Total reimbursable expenses	43,661	33,330	18,749

Total revenues and reimbursable expenses	$547,953	$321,918	$225,962

Operating income:
Financial Consulting	$60,873	$50,304	$37,172
Legal Consulting	28,293	13,884	8,620
Health and Education Consulting	66,289	25,375	17,652
Corporate Consulting	19,961	17,816	14,912

Total segment operating income	175,416	107,379	78,356
Operating expenses not allocated to segments	91,675	59,870	46,775

Operating income	$83,741	$47,509	$31,581

Other Operating Data
Number of full-time billable consultants (at period end) (1):
Financial Consulting	367	268	221
Legal Consulting	173	121	107
Health and Education Consulting	439	274	204
Corporate Consulting	230	131	100

Total	1,209	794	632

Average number of full-time billable consultants (for the period) (1):
Financial Consulting	315	239	209
Legal Consulting	139	112	86
Health and Education Consulting	381	231	166
Corporate Consulting	191	117	103

Total	1,026	699	564

Full-time billable consultant utilization rate (2):
Financial Consulting	73.7%	81.6%	78.7%
Legal Consulting	73.4%	71.7%	71.5%
Health and Education Consulting	79.4%	79.3%	79.4%
Corporate Consulting	67.7%	72.7%	71.9%
Total	74.6%	77.8%	76.5%

	Year Ended December 31,
Other Operating Data (continued):	2007	2006	2005
Full-time billable consultant average billing rate per hour (3):
Financial Consulting	$290	$285	$276
Legal Consulting	$240	$232	$207
Health and Education Consulting	$271	$231	$230
Corporate Consulting	$303	$307	$270
Total	$278	$263	$250

Revenue per full-time billable consultant (in thousands):
Financial Consulting	$398	$443	$391
Legal Consulting	$305	$297	$290
Health and Education Consulting	$407	$345	$344
Corporate Consulting	$390	$403	$361
Total	$387	$381	$357

Average number of full-time equivalents (for the period) (4):
Financial Consulting	125	7	2
Legal Consulting	338	120	1
Health and Education Consulting	60	14	9
Corporate Consulting	7	1	3

Total	530	142	15

Revenue per full-time equivalents (in thousands):
Financial Consulting	$246	$474	$290
Legal Consulting	$141	$121	$529
Health and Education Consulting	$438	$319	$472
Corporate Consulting	$344	$282	$260
Total	$202	$159	$409

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(2)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(4)	Consists of our variable, on-demand consultants, contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed.

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenues

Revenues increased $215.7 million, or 74.7%, to $504.3 million for the year ended December 31, 2007 from $288.6 million for the year ended December 31, 2006. Revenues for 2007 included revenues from our acquisitions of Wellspring and Glass since January 2007 and Callaway since August 2007. Revenues for 2006 and 2007 included revenues from our acquisition of Galt since April 2006 and revenues from our acquisitions of DRCS and Aaxis since July 2006.

Of the overall $215.7 million increase in revenues, $131.3 million was attributable to our full-time billable consultants and $84.4 million was attributable to our full-time equivalents. Full-time equivalents consist of our variable, on-demand consultants, contract reviewers and our document review and processing groups. The $131.3 million increase in full-time billable consultant revenues reflected growing demand for our services from new and existing clients and our acquisitions. This increase was attributable to an increase in the number of consultants across all of our segments due to internal growth and our acquisitions and an increase in our average billing rate, partially offset by a decline in the utilization rate of our billable consultants. The $84.4 million increase in full-time equivalent revenues was due to increased demand and usage of contract reviewers in our document review group and our acquisitions of Callaway and Wellspring, both of which heavily utilize variable, on-demand consultants and independent contractors.

Total direct costs

Our direct costs increased $129.8 million, or 79.4%, to $293.4 million for the year ended December 31, 2007 from $163.6 million for the year ended December 31, 2006. Approximately $116.0 million of the increase was attributable to the increase in the number of full-time billable consultants and greater utilization of variable, on-demand consultants and contract reviewers as described above, as well as the promotion of our employees during the year, including 16 to the managing director level effective January 1, 2007, and their related salaries, bonuses and benefit costs. Share-based compensation expense associated with our revenue-generating professionals increased $5.4 million, or 80.6%, to $12.1 million during 2007 from $6.7 million during 2006.

Total direct costs for the year ended December 31, 2007 included $8.0 million of intangible assets amortization expense, primarily attributable to the acquisitions of Wellspring, Glass and Callaway, in which customer contracts totaling $7.6 million were acquired and fully amortized during the year. Intangible assets amortization for the year ended December 31, 2006 was $2.2 million, primarily attributable to the acquisitions of Galt, DRCS and Aaxis, in which customer contracts totaling $2.1 million were acquired and fully amortized during the year.

Operating expenses

Selling, general and administrative expenses increased $36.3 million, or 55.0%, to $102.2 million for the year ended December 31, 2007 from $65.9 million for the year ended December 31, 2006. Approximately $9.6 million of this increase was due to an increase in non-revenue-generating professionals and their related salaries, bonuses and benefits costs. We added a number of non-revenue-generating professionals during the past year to support our growth. Promotional and marketing expenses increased $6.5 million, or 81.3%, to $14.5 million for 2007 from $8.0 million for 2006, as we continue to build our brand. Share-based compensation expense associated with our non-revenue-generating professionals increased $4.6 million, or 148.4%, to $7.7 million during 2007 from $3.1 million during 2006. The remaining increase in selling, general and administrative costs during 2007 compared to 2006 was due to a $3.4 million increase in facilities costs, a $1.7 million increase in legal fees, a $1.6 million increase attributable to outside professional services, and a $1.2 million increase reflecting higher severance costs. These increases were partially offset by the absence of secondary offering costs. During the first quarter of 2006 in connection with a secondary offering of our common stock, we incurred costs totaling $0.6 million after tax, or $0.03 per diluted share.

Depreciation expense increased $4.0 million, or 58.0%, to $10.9 million for the year ended December 31, 2007 from $6.9 million for the year ended December 31, 2006 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense for 2007 and 2006 was $6.3 million and $2.3 million, respectively. The increase in 2007 was attributable to amortization of intangible assets, including customer relationships, non-competition agreements and a tradename, acquired in connection with our business acquisitions in 2007.

Operating income

Operating income increased $36.2 million, or 76.3%, to $83.7 million for the year ended December 31, 2007 from $47.5 million for the year ended December 31, 2006. The increase in operating income was primarily due to the increase in revenues, partially offset by the increases in direct costs and operating expenses as discussed above. Operating margin, which is defined as operating income expressed as a percentage of revenues, remained steady at 16.6% in 2007 compared to 16.5% in 2006. Lower selling, general and administrative expenses as a percentage of revenues in 2007 were offset by increases in salaries and related costs, as well as an increase in intangible assets amortization expense as discussed above.

Due to the costs associated with the factors listed below, combined with continuing growth in our business activity, we expect our direct costs and operating expenses to continue to increase in 2008 as compared to 2007.

•

During 2007, we increased the number of our full-time revenue-generating managing directors from 99 at December 31, 2006 to 163 at December 31, 2007 through new hires and business acquisitions. In addition, in January 2008, we promoted ten of our revenue-generating directors to the managing director level. During 2008, we expect to continue to hire additional managing directors and anticipate that some of them may not be in a position to generate revenues for a period of six months or more, as they will initially focus their time on new sales efforts. Additionally, a significant number of the managing directors who we will hire in 2008 may be subject to restrictive covenants and may require additional time to establish new client relationships.

•	In 2008, we expect to hire additional managers, associates and analysts to expand support for our existing practices and better leverage our directors and managing directors.

•	We expect to continue to use variable on-demand consultants, contract reviewers and independent contractors to supplement our full-time staff as needed based on demand for our services.

•

To attract, retain and recognize talented professionals, we have and will continue to use share-based awards as a component of our compensation program. If the price of Huron’s common stock increases, share-based compensation expense associated with future awards may also increase.

Net income

Net income increased $15.2 million, or 57.0%, to $41.9 million for the year ended December 31, 2007 from $26.7 million for the year ended December 31, 2006. Diluted earnings per share increased 50.6% to $2.32 for the year ended December 31, 2007 from $1.54 for the year ended December 31, 2006. The increase was primarily attributable to an increase in net income, slightly offset by an increase in weighted-average shares outstanding.

Segment results

Financial Consulting

Revenues

Financial Consulting segment revenues, which include revenues from our acquisition of Callaway since August 2007, increased $46.8 million, or 42.8%, to $156.0 million for the year ended December 31, 2007 from $109.2 million for the year ended December 31, 2006. For both 2007 and 2006, most of this segment’s revenues were from time-and-expense engagements.

Of the overall $46.8 million increase in revenues, $19.4 million was attributable to our full-time billable consultants and $27.4 million was attributable to our full-time equivalents. The $19.4 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, an increase in the average billing rate per hour for this segment, partially offset by a decrease in the utilization rate of this segment’s billable consultants. The $27.4 million increase in full-time equivalent revenues resulted from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants.

Operating income

Financial Consulting segment operating income increased $10.6 million, or 21.0%, to $60.9 million for the year ended December 31, 2007 from $50.3 million for the year ended December 31, 2006. The Financial Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 39.0% in 2007 from 46.1% in 2006. The decline was attributable to lower utilization of this segment’s full-time billable consultants as we added a significant number of consultants to position us for future market demand. The decline in this segment’s operating margin has also been impacted by the acquisition of Callaway, which currently operates at an operating margin that is slightly lower than the average for the segment. Higher share-based compensation expense and intangible assets amortization expense also contributed to the decline in operating margin.

Legal Consulting

Revenues

Legal Consulting segment revenues, which include revenues from our acquisitions of DRCS and Aaxis since July 2006, increased $42.0 million, or 88.1%, to $89.8 million for the year ended December 31, 2007 from $47.8 million for the year ended December 31, 2006. For 2007, revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 90.8%, 7.7% and 1.5% of this segment’s revenues, respectively, compared to 86.4%, 9.5% and 4.1%, respectively, for 2006.

Of the overall $42.0 million increase in revenues, $9.0 million was attributable to our full-time billable consultants and $33.0 million was attributable to our full-time equivalents. The $9.0 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, an increase in the average billing rate per hour for this segment, and an increase in the utilization rate of this segment’s billable consultants. The $33.0 million increase in full-time equivalent revenues reflects greater demand and usage of contract reviewers in our document review group.

Operating income

Legal Consulting segment operating income increased $14.4 million, or 103.8%, to $28.3 million for the year ended December 31, 2007 from $13.9 million for the year ended December 31, 2006. Operating margin for the Legal Consulting segment increased to 31.5% in 2007 from 29.1% in 2006, primarily due to improved financial results in our document review group, higher utilization of our full-time billable consultants, particularly at the analyst and associate levels, and a decrease in intangible assets amortization.

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues, which include revenues from our acquisition of Wellspring since January 2007, increased $97.3 million, or 115.7%, to $181.4 million for the year ended December 31, 2007 from $84.1 million for the year ended December 31, 2006. For 2007, revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 51.3%, 44.8% and 3.9% of this segment’s revenues, respectively, compared to 77.3%, 17.3% and 5.4%, respectively, for 2006. The increase in fixed-fee engagements primarily reflects the acquisition of Wellspring, which has a larger percentage of these engagements.

Of the overall $97.3 million increase in revenues, $75.5 million was attributable to our full-time billable consultants and $21.8 million was attributable to our full-time equivalents. The $75.5 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the average billing rate per hour for this segment. The increase in the average billing rate per hour was partially due to $3.2 million of performance-based fees earned during the third quarter of 2007 upon achieving targeted levels of cost savings on two engagements. The $21.8 million increase in full-time equivalent revenues resulted from our acquisition of Wellspring, which heavily utilizes independent contractors.

Operating income

Health and Education Consulting segment operating income increased $40.9 million, or 161.2%, to $66.3 million for the year ended December 31, 2007 from $25.4 million for the year ended December 31, 2006. Operating margin for the Health and Education Consulting segment increased to 36.5% in 2007 from 30.2% in 2006, partially due to $3.2 million of performance-based fees earned during the third quarter of 2007 as discussed above. This increase was partially offset by amortization of customer contracts relating to the Wellspring acquisition.

Corporate Consulting

Revenues

Corporate Consulting segment revenues, which include revenues from our acquisition of Galt since April 2006 and revenues from our acquisition of Glass since January 2007, increased $29.5 million, or 62.1%, to $77.0 million for the year ended December 31, 2007 from $47.5 million for the year ended December 31, 2006. For 2007, revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 45.3%, 50.9% and 3.8% of this segment’s revenues, respectively, compared to 60.3%, 36.7% and 3.0%, respectively, for 2006.

Of the overall $29.5 million increase in revenues, $27.4 million was attributable to our full-time billable consultants and $2.1 million was attributable to our full-time equivalents. The $27.4 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, partially offset by a decline in both the average billing rate per hour for this segment and the utilization rate of this segment’s billable consultants.

Operating income

Corporate Consulting segment operating income increased $2.2 million, or 12.0%, to $20.0 million for the year ended December 31, 2007 from $17.8 million for the year ended December 31, 2006. Operating margin for the Corporate Consulting segment decreased to 25.9% in 2007 from 37.5% in 2006, primarily due to higher compensation costs and selling, general and administrative expenses for this segment, as well as expenses associated with our expansion into Japan.

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

Revenues increased $81.4 million, or 39.3%, to $288.6 million for the year ended December 31, 2006 from $207.2 million for the year ended December 31, 2005. Revenues for 2006 included revenues from our acquisition of Galt since April 2006 and revenues from our acquisitions of DRCS and Aaxis since July 2006.

Of the overall $81.4 million increase in revenues, $65.0 million was attributable to our full-time billable consultants and $16.4 million was attributable to our full-time equivalents. The $65.0 million increase in full-time billable consultant revenues reflected growing demand for our services from new and existing clients and our acquisitions. This increase was attributable to an increase in the number of consultants across all of our segments due to internal growth and our acquisitions, an increase in our average billing rate, and an increase in the utilization rate of our billable consultants. The $16.4 million increase in full-time equivalent revenues was primarily due to our acquisition of DRCS, which heavily utilizes contract reviewers.

Total direct costs

Our direct costs increased $45.8 million, or 38.9%, to $163.6 million for the year ended December 31, 2006 from $117.8 million for the year ended December 31, 2005. Approximately $41.1 million of the increase was attributable to the increase in the number of full-time billable consultants and usage of contract reviewers as described above, as well as the promotion of our employees during the year, including nine to the managing director level effective January 1, 2006, and their related salaries, bonuses and benefit costs. Share-based compensation expense associated with our revenue-generating professionals increased $1.7 million, or 34.0%, to $6.7 million during 2006 from $5.0 million during 2005.

Total direct costs for the years ended December 31, 2006 and 2005 included $2.2 million and $1.3 million, respectively, of intangible assets amortization expense. The increase in 2006 was primarily attributable to the 2006 acquisitions of Galt, DRCS and Aaxis, in which customer contracts totaling $2.1 million were acquired and fully amortized during the year.

Operating expenses

Selling, general and administrative expenses increased $14.9 million, or 29.2%, to $65.9 million for the year ended December 31, 2006 from $51.0 million for the year ended December 31, 2005. Approximately $3.8 million of this increase was due to an increase in non-revenue-generating professionals and their related salaries, bonuses and benefits costs. We added a number of non-revenue-generating professionals during the past year to continue to support a public company infrastructure and to support our growth. Share-based compensation expense associated with our non-revenue-generating professionals increased $1.2 million, or 63.2%, to $3.1 million during 2006 from $1.9 million during 2005. Another $3.7 million of the increase was due to higher facilities costs attributable to two new leases that we entered into during the second half of 2005. The remaining increase in selling, general and administrative costs during 2006 compared to the same period last year was due to a $1.8 million increase in marketing and promotional expenses and a $1.7 million increase in training and recruiting costs. During 2005, we incurred costs associated with a secondary offering that was withdrawn in November 2005 and a secondary offering that was completed in February 2006. These costs totaled $0.5 million after tax, or $0.03 per diluted share. During the first quarter of 2006, we completed our secondary offering and recorded related costs totaling $0.6 million after tax, or $0.03 per diluted share. These costs were expensed in the period incurred because we did not issue new securities in the offering.

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

Segment results

Financial Consulting

Revenues

Financial Consulting segment revenues increased $26.8 million, or 32.6%, to $109.2 million for the year ended December 31, 2006 from $82.4 million for the year ended December 31, 2005. For the years ended 2006 and 2005, most of this segment’s revenues were from time-and-expense engagements.

Of the overall $26.8 million increase in revenues, $24.1 million was attributable to our full-time billable consultants and $2.7 million was attributable to our full-time equivalents. The $24.1 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, an increase in the average billing rate per hour for this segment, and an increase in the utilization rate of this segment’s billable consultants. These increases were reflective of growing demand for our services from new and existing clients.

Operating income

Financial Consulting segment operating income increased $13.1 million, or 35.3%, to $50.3 million for the year ended December 31, 2006 from $37.2 million in the year ended December 31, 2005. Operating margin for the Financial Consulting segment increased slightly to 46.1% for the year ended December 31, 2006 from 45.1% for the year ended December 31, 2005.

Legal Consulting

Revenues

Legal Consulting segment revenues, which include revenues from our acquisitions of DRCS and Aaxis since July 2006, increased $22.3 million, or 87.3%, to $47.8 million for the year ended December 31, 2006 from $25.5 million for the year ended December 31, 2005. For the year ended December 31, 2006, revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 86.4%, 9.5% and 4.1% of this segment’s revenues, respectively, compared to 69.0%, 28.0% and 3.0%, respectively, for the year ended December 31, 2005.

Of the overall $22.3 million increase in revenues, $8.3 million was attributable to our full-time billable consultants and $14.0 million was attributable to our full-time equivalents. The $8.3 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the average billing rate per hour for this segment. The $14.0 million increase in full-time equivalent revenues was primarily due to our acquisition of DRCS, which heavily utilizes contract reviewers.

Operating income

Legal Consulting segment operating income increased $5.3 million, or 61.1%, to $13.9 million for the year ended December 31, 2006 from $8.6 million for the year ended December 31, 2005. Operating margin for the Legal Consulting segment decreased to 29.1% for the year ended December 31, 2006 from 33.8% for the year ended December 31, 2005 primarily due to amortization of customer contracts relating to the acquisitions of DRCS and Aaxis, coupled with higher general and administrative costs.

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues, which include revenues from our acquisition of Speltz & Weis since May 2005, increased $22.8 million, or 37.2%, to $84.1 million for the year ended December 31, 2006 from $61.3 million for the year ended December 31, 2005. For the year ended December 31, 2006, revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 77.3%, 17.3% and 5.4% of this segment’s revenues, respectively, compared to 78.3%, 13.3% and 8.4%, respectively, for the year ended December 31, 2005.

Of the overall $22.8 million increase in revenues, $22.6 million was attributable to our full-time billable consultants and $0.2 million was attributable to our full-time equivalents. The $22.6 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and growth in demand for our services from new and existing clients.

Operating income

Health and Education Consulting segment operating income increased $7.7 million, or 43.8%, to $25.4 million for the year ended December 31, 2006 from $17.7 million for the year ended December 31, 2005. Operating margin for the Health and Education segment increased to 30.2% for the year ended December 31, 2006 from 28.8% for the year ended December 31, 2005 primarily due to lower amortization of customer contracts relating to the acquisition of Speltz & Weis.

Corporate Consulting

Revenues

Corporate Consulting segment revenues, which include revenues from our acquisition of Galt since April 2006, increased $9.5 million, or 87.3%, to $47.5 million for the year ended December 31, 2006 from $38.0 million for the year ended December 31, 2005. For the year ended December 31, 2006, revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 60.3%, 36.7% and 3.0% of this segment’s revenues, respectively, compared to 82.5%, 13.2% and 4.3%, respectively, for the year ended December 31, 2005.

The overall $9.5 million increase in revenues was attributable to a $10.0 million increase in revenues for our full-time billable consultants, partially offset by a decrease of $0.5 million attributable to our full-time equivalents. The increase in full-time billable consultant revenues reflected an increase in the number of consultants, an increase in the average billing rate per hour for this segment, and an increase in the utilization rate of our consultants.

Operating income

Corporate Consulting segment operating income increased $2.9 million, or 19.5%, to $17.8 million for the year ended December 31, 2006 from $14.9 million for the year ended December 31, 2005. Segment operating margin decreased to 37.5% for the year ended December 31, 2006 from 39.2% for the year ended December 31, 2005 primarily due to amortization of customer contracts relating to the acquisition of Galt and higher general and administrative costs, partially offset by lower direct costs as a percentage of revenues.

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

On October 21, 2005, the client filed an application with the Bankruptcy Court to authorize our retention during the bankruptcy process. In connection with the application, new financial terms and conditions of the engagement contracts, including billing terms and rates for our services, were negotiated and agreed to with the client and certain other interested parties retroactive to July 5, 2005 pursuant to a new engagement contract that superseded the original contracts. At a hearing held on October 28, 2005, the Bankruptcy Court approved on an interim basis our retention based on these agreed upon terms. On December 14, 2005, the Bankruptcy Court approved our retention on a permanent basis. The client emerged from bankruptcy on August 30, 2007. Objections have been filed to our final fee application. The United States Trustee (the “Trustee”) has objected to the fees earned by us between November 9, 2006 and November 27, 2006, which total approximately $0.1 million. The Trustee has also argued that damages should not necessarily be limited to that amount, without specifying any other amount which the Trustee would like to see disallowed. In addition, a general objection was filed by the plaintiff in the litigation discussed in “Item 3. Legal Proceedings,” in order to protect its rights. The plaintiff seeks either a deferral of any final ruling on our final fee application or a court order expressly reserving all rights with respect to claims that are or might be raised in the litigation. A hearing on the final fee application is scheduled to be held during the first quarter of 2008. Additional information regarding this litigation is included in “Item 3. Legal Proceedings.”

The change in financial terms approved by the Bankruptcy Court on December 14, 2005 resulted in $0.6 million, $2.2 million and $2.1 million less revenues than the amounts provided for under the original terms of the interim management contract for the years ended December 31, 2007, 2006 and 2005, respectively. The results for the years ended December 31, 2007, 2006 and 2005 also reflect legal and related costs totaling approximately $0.5 million, $0.6 million and $0.9 million, respectively, associated with the bankruptcy process.

Based on the projected cash flows under the new financial terms and conditions approved by the Bankruptcy Court, the intangible value that we assigned to the interim management contract in connection with the Speltz & Weis acquisition decreased. Accordingly, we wrote off the remaining carrying value of this contract in the third quarter of 2005. This charge, totaling $0.6 million, is included in depreciation and amortization for the year ended December 31, 2005 and was attributable to the Health and Education Consulting segment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility. Cash and cash equivalents was $3.0 million at December 31, 2007, a decrease of $13.6 million from December 31, 2006. Cash and cash equivalents at December 31, 2006 was $16.6 million, a $15.2 million decrease from December 31, 2005. Strong cash flows from operations in both 2007 and 2006 were more than offset by cash paid for business acquisitions.

Operating activities

During 2007, cash flows generated by operating activities totaled $53.7 million, compared to $42.5 million for the year ended December 31, 2006. Cash flows from an increase in revenues were partially offset by a net increase in our operating assets and liabilities. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued liabilities, and accrued payroll and related benefits. The volume of billings and timing of collections of our receivables, and payments of our liabilities, affect our cash flows. Our receivables from billed and unbilled services increased by $39.0 million during 2007 and were attributable to a greater volume of billings as more services were rendered. Additionally, our days sales outstanding, which is a measure of the average number of days that we take to collect our receivables, increased from 2006 to 2007. Accrued payroll and related benefits at December 31, 2007 increased by $14.0 million from December 31, 2006, which was primarily related to accrued bonuses that we will pay out in the first quarter of 2008. Accrued bonuses at December 31, 2007 were higher than the prior year due to an increase in the number of employees.

Cash flows generated by operating activities totaled $42.5 million for the year ended December 31, 2006 and $26.0 million for the year ended December 31, 2005. The increase in cash provided by operations for the year ended December 31, 2006 was primarily attributable to an increase in revenues and improved financial results due to the general growth of our business, which was partially offset by growth in our accrued liabilities, as well as an increase in our income tax receivable. Accrued payroll and related benefits at December 31, 2006 increased by $9.6 million compared to December 31, 2005, which was primarily related to accrued bonuses that we paid out in the first quarter of 2007. Accrued bonuses at December 31, 2006 were higher than the prior year due to an increase in employees and improved financial results.

Investing activities

Cash used in investing activities was $187.1 million, $69.2 million and $21.1 million for the year ended December 31, 2007, 2006 and 2005, respectively. The use of cash in all three periods pertained to our business acquisitions and purchases of computer hardware and software, furniture and fixtures, and leasehold improvements needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space. We estimate that our cash utilized for capital expenditures in 2008 will be approximately $20 million primarily for leasehold improvements and computer equipment.

Financing activities

Cash provided by financing activities was $119.8 million in 2007 and $11.4 million in 2006, compared to cash used in financing activities of $1.2 million in 2005. During the years ended December 31, 2007, 2006 and 2005 upon the vesting of restricted stock awards, we redeemed 146,100, 99,471 and 56,145, respectively, shares of our common stock at an average stock price of $69.02, $34.78 and $24.16, respectively, to satisfy employee tax withholding requirements.

At December 31, 2006, we had a credit agreement with various financial institutions under which we may borrow up to $130.0 million. On February 23, 2007, we amended the credit agreement so that the maximum amount of principal that may be borrowed increased to $175.0 million, with an accordion feature allowing for an additional amount of up to $50.0 million to be borrowed upon approval from the lenders. On July 27, 2007, we executed a fourth amendment to the credit agreement, increasing the maximum amount of principal that may be borrowed to $200.0 million. Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over the London Interbank Offered Rate (“LIBOR”) or a spread over the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by us. All outstanding principal is due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require us to maintain certain interest coverage ratio, total debt to EBITDA ratio, and net worth levels. In addition, certain future acquisitions and similar transactions will need to be approved by the lenders.

During both 2007 and 2006, we borrowed against our credit facility to fund our daily operations and our business acquisitions. For the years ended December 31, 2007 and 2006, the average daily outstanding balance under our credit facility was $126.4 million and $11.9 million, respectively. Borrowings outstanding under this credit facility at December 31, 2007 totaled $123.5 million and bear a weighted-average interest rate of 6.1%. Borrowings outstanding at December 31, 2006 totaled $8.0 million and bear interest at 5.9%. We were in compliance with our debt covenants as of December 31, 2007 and 2006.

Future needs

Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which will require investments in new hires, acquisitions of complementary businesses, expansion into other geographic areas, and capital expenditures for information technology, office space, furniture and fixtures, as well as leasehold improvements. In connection with our past business acquisitions, we may be required under earn-out provisions to pay additional purchase consideration to the sellers if specific performance targets are met. We also have other cash commitments as described below in contractual obligations. We intend to fund the Company’s growth over the next twelve months with funds generated from operations and borrowings under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions and cash commitments. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and the overall condition of the credit markets.

CONTRACTUAL OBLIGATIONS

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2007 (in thousands).

	Less than 1 year (2008)	1-3 years (2009 to 2010)	3-5 years (2011 to 2013)	More than 5 years (2013 and thereafter)	Total
Long-term bank borrowings	$—	$—	$123,500	$—	$123,500
Notes payable	1,000	—	—	—	1,000
Interest on notes payable	40	—	—	—	40
Capital lease obligations	309	234	—	—	543
Operating lease obligations	16,015	29,383	29,283	13,590	88,271
Additional purchase price	32,422	—	—	—	32,422
Purchase obligations	4,336	1,002	3	—	5,341

Total contractual obligations	$54,122	$30,619	$152,786	$13,590	$251,117

We lease our facilities and certain equipment under operating and capital lease arrangements expiring on various dates through 2016, with various renewal options. We lease office facilities under noncancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount.

In connection with certain business acquisitions, we may be required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of each year. There is no limitation to the maximum amount of additional purchase consideration and such amount is not determinable at this time, but the aggregate amount that potentially may be paid could be significant. We would expect, however, to fund such payments using cash flows generated from our operations.

Purchase obligations include information technology, marketing events, sponsorships, subscriptions to research tools and other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation.

As of December 31, 2007, our non-current liability for uncertain tax positions totaled $0.7 million. We are not able to reasonably estimate the timing of future cash flows related to this amount as it is dependent on examinations by taxing authorities.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. We adopted SFAS No. 157 effective beginning on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed by one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on our financial statements and is not expected to have a material impact on our future financial position, results of operations, earnings per share, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 effective beginning on January 1, 2008. The adoption of this statement did not have a material impact on our financial statements and is not expected to have a material impact on our future financial position, results of operations, earnings per share, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. SFAS No. 141R will be effective for us beginning on January 1, 2009 and will apply prospectively to business combinations that we complete on or after that date. This statement retains the purchase method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact on us include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. We are currently evaluating the impact that the adoption of this statement may have on our future financial position, results of operations, earnings per share, and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for us beginning on January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the impact that the adoption of this statement may have on our future financial position, results of operations, earnings per share, and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks related to interest rates and changes in the market value of our investments. We generally do not enter into interest rate caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR, Federal Funds rate or prime rate. At December 31, 2007, we had borrowings outstanding totaling $123.5 million that bear a weighted-average interest rate of 6.1%. A one percent change in this interest rate would have a $1.2 million effect on our pre-tax income.

At December 31, 2007, we had a $1.0 million note that bears a fixed interest rate of 4% and is payable on May 8, 2008. We are not exposed to significant interest rate risks in respect to this note due to its short-term maturity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of

December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act. Such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2008 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”

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

Compensation Committee Report

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2007 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders (1):
2002 Equity Incentive Plan	112,101	$0.02	—	(2)
2002 Equity Incentive Plan (California)	10,655	$1.02	—	(2)
2003 Equity Incentive Plan	365,381	$1.16	—	(2)
2004 Omnibus Stock Plan	68,970	$15.50	1,672,617
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

Total	557,107	$2.70	1,672,617

(1)	Our equity compensation plans were approved by the existing shareholders prior to our initial public offering. At our annual meeting of stockholders on May 2, 2006 our stockholders approved an amendment to our 2004 Omnibus Stock Plan to increase the number of shares available for issuance by 2,100,000 shares.
(2)	Prior to the completion of our initial public offering, we established the 2004 Omnibus Stock Plan. We terminated the 2002 Equity Incentive Plan, 2002 Equity Incentive Plan (California) and 2003 Equity Incentive Plan with respect to future awards and no further awards will be granted under these plans.

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

3. Exhibit Index

Exhibit Number	Exhibit Description	Filed here- with	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
2.1	Asset Purchase Agreement by and between MSGalt & Company, LLC, Huron Consulting Services LLC, M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy, dated as of March 31, 2006.		8-K		2.1	4/6/06

2.2	Membership Interest Purchase and Sale Agreement by and among Huron Consulting Group Holdings LLC, Document Review Consulting Services LLC and Robert Rowe, dated as of July 31, 2006.		8-K		2.1	8/3/06

2.3	Stock Purchase Agreement by and among Wellspring Partners LTD, the Shareholders of Wellspring Partners LTD and Huron Consulting Group Holdings LLC, dated as of December 29, 2006.		8-K		2.1	1/8/07

2.4	Stock Purchase Agreement by and among Glass & Associates, Inc., the Shareholders of Glass & Associates, Inc. and Huron Consulting Group Holdings LLC and Huron Consulting Group Inc., dated as of January 2, 2007.		8-K		2.2	1/8/07

2.5	Joinder Agreement by and between John DiDonato and Huron Consulting Group Holdings LLC.		8-K		2.3	1/8/07

2.6	Joinder Agreement by and between Anthony Wolf and Huron Consulting Group Holdings LLC.		8-K		2.4	1/8/07

2.7	Joinder Agreement by and between Shaun Martin and Huron Consulting Group Holdings LLC.		8-K		2.5	1/8/07

2.8	Joinder Agreement by and between Sanford Edlein and Huron Consulting Group Holdings LLC.		8-K		2.6	1/8/07

Exhibit Number	Exhibit Description	Filed here- with	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
2.9	Joinder Agreement by and between Dalton Edgecomb and Huron Consulting Group Holdings LLC.		8-K		2.7	1/8/07

2.10	Asset Purchase Agreement by and among Callaway Partners, LLC, Huron Demand LLC, and certain current and former members of Callaway Partners, LLC, dated as of July 28, 2007.		8-K		2.1	8/2/07

3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		8-K		3.2	5/14/07

4.1	Specimen Stock Certificate.		S-1 (File No. 333-115434)		4.1	10/5/04

10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).		S-1 (File No. 333-115434)		10.1	10/5/04

10.2	Restricted Shares Award Agreement, dated December 10, 2002, between Huron Consulting Group Inc., Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC), HCG Holdings LLC and Gary E. Holdren.		S-1 (File No. 333-115434)		10.5	10/5/04

10.3	Restricted Shares Award Agreement, dated December 31, 2002, between Huron Consulting Group Inc. and Gary E. Holdren.		S-1 (File No. 333-115434)		10.6	10/5/04

10.4	Senior Management Agreement, effective as of May 15, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Daniel Broadhurst.		S-1 (File No. 333-115434)		10.9	10/5/04

10.5	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Daniel Broadhurst.		S-1 (File No. 333-115434)		10.9	10/5/04

10.6	Senior Management Agreement, effective as of May 1, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Mary Sawall.		S-1 (File No. 333-115434)		10.11	10/5/04

10.7	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Mary Sawall.		S-1 (File No. 333-115434)		10.12	10/5/04

10.8	Huron Consulting Group Inc. 2002 Equity Incentive Plan and form of option agreement thereunder.		S-1 (File No. 333-115434)		10.13	10/5/04

Exhibit Number	Exhibit Description	Filed here- with	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
10.9	Amendment No. 1 to Huron Consulting Group Inc. 2002 Equity Incentive Plan.		S-1 (File No. 333-115434)		10.14	10/5/04

10.10	Amended and Restated Huron Consulting Group Inc. 2002 Equity Incentive Plan (California) and form of option agreement thereunder.		S-1 (File No. 333-115434)		10.15	10/5/04

10.11	Huron Consulting Group Inc. 2003 Equity Incentive Plan and form of option agreement thereunder.		S-1 (File No. 333-115434)		10.16	10/5/04

10.12	Huron Consulting Group Inc. 2004 Omnibus Stock Plan and form of option and restricted stock agreement thereunder.		S-1 (File No. 333-115434)		10.17	10/5/04

10.13	Senior Management Agreement, effective as of November 25, 2002, between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary L. Burge.		10-K	12/31/04	10.22	2/16/05

10.14	First Amendment to Senior Management Agreement between Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC) and Gary L. Burge.		10-K	12/31/04	10.23	2/16/05

10.15	Executive Officers’ Compensation for 2007 and 2008 Summary Sheet.	X

10.16	Directors’ Compensation for 2007 and 2008 Summary Sheet.	X

10.17	Senior Management Change of Control Agreement, effective as of November 2, 2004, between Huron Consulting Services LLC, Huron Consulting Group Inc. and Natalia Delgado.		S-1 (File No. 333-115434)		10.30	10/5/04

10.18	Credit Agreement Dated as of June 7, 2006, among Huron Consulting Group Inc., as the Company, the Various Financial Institutions Party Hereto, as Lenders, LaSalle Bank National Association, as Administrative Agent, LaSalle Bank National Association, as Arranger, and JPMorgan Chase Bank National Association, as Syndication Agent (the “Credit Agreement”).		8-K		10.1	6/12/06

10.19	Guaranty Agreement dated as of June 7, 2006 among Huron Consulting Group Holdings LLC, Huron Consulting Services LLC, Wellspring Management Services (formerly known as Speltz & Weis LLC), and Huron (UK) Limited, as Guarantors, and LaSalle Bank National Association, as the Administrative Agent.		8-K		10.2	6/12/06

10.20	Huron Consulting Group Deferred Compensation Plan.		8-K		10.1	7/6/06

Exhibit Number	Exhibit Description	Filed here- with	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
10.21	Amendment No. 1 to the Huron Consulting Group Inc. 2004 Omnibus Stock Plan.		S-8 (File No. 333-137107)		10.1	9/5/06

10.22	First Amendment to Credit Agreement, dated as of December 29, 2006.		8-K		10.1	1/8/07

10.23	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Gary E. Holdren, effective as of January 29, 2007.		8-K		10.1	2/2/07

10.24	Second Amendment to Credit Agreement, dated as of February 23, 2007.		8-K		10.1	2/28/07

10.25	Third Amendment to Credit Agreement, dated as of May 25, 2007.		10-Q	6/30/07	10.1	8/7/07

10.26	Fourth Amendment to Credit Agreement, dated as of July 27, 2007.		8-K		10.1	8/2/07

21.1	List of Subsidiaries of Huron Consulting Group Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ GARY E. HOLDREN Gary E. Holdren	Chairman, Chief Executive Officer and President	February 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ GARY E. HOLDREN Gary E. Holdren	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 20, 2008

/S/ GEORGE E. MASSARO George E. Massaro	Vice Chairman	February 20, 2008

/s/ GARY L. BURGE Gary L. Burge	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2008

/s/ DUBOSE AUSLEY DuBose Ausley	Director	February 20, 2008

/s/ JAMES D. EDWARDS James D. Edwards	Director	February 20, 2008

/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director	February 20, 2008

/s/ JOHN MCCARTNEY John McCartney	Director	February 20, 2008

/s/ JOHN S. MOODY John S. Moody	Director	February 20, 2008

HURON CONSULTING GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Huron Consulting Group Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 and Note 2 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for tax benefits from uncertain tax positions in 2007 and the manner in which it accounts for share-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

Chicago, IL

February 19, 2008

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$2,993	$16,572
Receivables from clients, net	86,867	41,848
Unbilled services, net	28,245	22,627
Income tax receivable	13,492	3,637
Deferred income taxes	13,680	15,290
Other current assets	10,435	6,435

Total current assets	155,712	106,409
Property and equipment, net	38,147	27,742
Deferred income taxes	3,628	5,433
Deposits and other assets	8,737	2,294
Intangible assets, net	13,936	4,238
Goodwill	223,053	53,328

Total assets	$443,213	$199,444

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,823	$2,684
Accrued expenses	17,748	12,712
Accrued payroll and related benefits	58,279	41,649
Accrued consideration for business acquisitions	32,422	—
Income tax payable	1,342	—
Deferred revenues	5,278	4,035
Bank borrowings	—	8,000
Current portion of notes payable and capital lease obligations	1,309	1,282

Total current liabilities	122,201	70,362
Non-current liabilities:
Deferred compensation and other liabilities	3,795	1,169
Notes payable and capital lease obligations, net of current portion	234	1,000
Bank borrowings	123,500	—
Deferred lease incentives	9,699	10,333

Total non-current liabilities	137,228	12,502
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 19,279,176 and 18,470,623 shares issued at December 31, 2007 and 2006, respectively	182	178
Treasury stock, at cost, 589,755 and 398,783 shares at December 31, 2007 and 2006, respectively	(20,703)	(9,396)
Additional paid-in capital	116,148	79,598
Retained earnings	88,101	46,200
Accumulated other comprehensive income	56	—

Total stockholders’ equity	183,784	116,580

Total liabilities and stockholders equity	$443,213	$199,444

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenues and reimbursable expenses:
Revenues	$504,292	$288,588	$207,213
Reimbursable expenses	43,661	33,330	18,749

Total revenues and reimbursable expenses	547,953	321,918	225,962
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	293,387	163,569	117,768
Intangible assets amortization	7,993	2,207	1,314
Reimbursable expenses	43,449	33,506	18,982

Total direct costs and reimbursable expenses	344,829	199,282	138,064

Operating expenses:
Selling, general and administrative	102,176	65,926	51,035
Depreciation and amortization	17,207	9,201	5,282

Total operating expenses	119,383	75,127	56,317

Operating income	83,741	47,509	31,581
Other income (expense):
Interest income (expense), net	(8,263)	(703)	472
Other income (expense)	19	16	(37)

Total other income (expense)	(8,244)	(687)	435

Income before provision for income taxes	75,497	46,822	32,016
Provision for income taxes	33,596	20,133	14,247

Net income	$41,901	$26,689	$17,769

Earnings per share:
Basic	$2.47	$1.63	$1.13
Diluted	$2.32	$1.54	$1.05
Weighted average shares used in calculating earnings per share:
Basic	16,944	16,359	15,741
Diluted	18,033	17,317	16,858

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	16,364,574	$164	$—	$47,327	$1,742	$—	$49,233
Net income	—	—	—	—	17,769	—	17,769
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	752,397	7	(1,704)	1,697	—	—	—
Exercise of stock options	280,341	3	—	154	—	—	157
Share-based compensation	—	—	—	6,943	—	—	6,943
Shares redeemed for employee tax withholdings	—	—	(1,357)	—	—	—	(1,357)
Income tax benefit on share-based compensation	—	—	—	2,762	—	—	2,762
Refund of initial public offering costs	—	—	—	25	—	—	25

Balance at December 31, 2005	17,397,312	$174	$(3,061)	$58,908	$19,511	$—	$75,532
Net income	—	—	—	—	26,689	—	26,689
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	5,000	—	(2,875)	2,875	—	—	—
Exercise of stock options	426,011	4	—	384	—	—	388
Share-based compensation	—	—	—	9,839	—	—	9,839
Shares redeemed for employee tax withholdings	—	—	(3,460)	—	—	—	(3,460)
Income tax benefit on share-based compensation	—	—	—	7,592	—	—	7,592

Balance at December 31, 2006	17,828,323	$178	$(9,396)	$79,598	$46,200	$—	$116,580
Comprehensive Income:
Net income	—	—	—	—	41,901	—	41,901
Foreign currency translation adjustment	—	—	—	—	—	56	56

Total comprehensive income							41,957
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	189,790	2	(1,223)	1,221	—	—	—
Exercise of stock options	225,960	2	—	560	—	—	562
Share-based compensation	—	—	—	19,812	—	—	19,812
Shares redeemed for employee tax withholdings	—	—	(10,084)	—	—	—	(10,084)
Income tax benefit on share-based compensation	—	—	—	14,957	—	—	14,957

Balance at December 31, 2007	18,244,073	$182	$(20,703)	$116,148	$88,101	$56	$183,784

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$41,901	$26,689	$17,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,200	11,408	6,596
Deferred income taxes	1,384	(6,463)	(5,338)
Share-based compensation	19,812	9,839	6,943
Tax benefit from share-based compensation	—	—	2,762
Allowances for doubtful accounts and unbilled services	7,306	569	279
Other	15	194	39
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(30,957)	(6,962)	(6,322)
Increase in unbilled services	(8,016)	(4,429)	(8,480)
(Increase) decrease in income tax receivable / payable, net	(8,512)	(3,896)	(197)
Increase in other assets	(9,622)	(1,229)	(2,903)
Increase in accounts payable and accrued liabilities	4,271	7,821	2,095
Increase in accrued payroll and related benefits	13,964	9,575	11,579
(Decrease) increase in deferred revenues	(3,062)	(574)	1,172

Net cash provided by operating activities	53,684	42,542	25,994

Cash flows from investing activities:
Purchases of property and equipment, net	(18,909)	(18,110)	(8,166)
Purchases of businesses, net of cash acquired	(168,209)	(51,073)	(12,450)
Acquisition of intangibles	—	—	(475)

Net cash used in investing activities	(187,118)	(69,183)	(21,091)

Cash flows from financing activities:
Proceeds from exercise of stock options	562	388	157
Shares redeemed for employee tax withholdings	(10,084)	(3,460)	(1,357)
Tax benefit from share-based compensation	14,957	7,592	—
Proceeds from borrowings under line of credit	340,500	114,700	—
Repayments on line of credit	(225,000)	(106,700)	—
Principal payments of notes payable and capital lease obligations	(1,136)	(1,127)	—
Refund of initial public offering costs	—	—	25

Net cash provided by (used in) financing activities	119,799	11,393	(1,175)

Effect of exchange rate changes on cash	56	—	—

Net (decrease) increase in cash and cash equivalents	(13,579)	(15,248)	3,728
Cash and cash equivalents at beginning of the period	16,572	31,820	28,092

Cash and cash equivalents at end of the period	$2,993	$16,572	$31,820

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of notes payable for purchase of a business	$—	$—	$3,000
Capitalized lease obligations incurred	$398	$—	$409
Cash paid during the year for:
Cash paid for interest	$7,138	$1,071	$80
Cash paid for income taxes	$25,475	$23,038	$17,088

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

1. Description of Business

Huron Consulting Group Inc. was formed in March 2002 and commenced operations in May 2002. Huron Consulting Group Inc., together with its 100% owned operating subsidiaries (collectively, the “Company”), is an independent provider of financial and operational consulting services, whose clients include Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations, and the law firms that represent these various organizations.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements reflect the results of operations and cash flows for the years ended December 31, 2007, 2006 and 2005. The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its 100% owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from these estimates.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectibility is reasonably assured. Most of these services are rendered under arrangements that require the client to pay based on either the number of hours incurred or units produced by our revenue-generating professionals at agreed-upon rates and recognized as services are provided. Revenues related to fixed-fee engagements are recognized based on estimates of work completed versus the total services to be provided under the engagement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. The Company also earns revenues on a performance-based fee basis and recognizes such revenues when all performance criteria are met. The Company also has contracts with clients to deliver multiple services that are covered under both individual and separate engagement letters. These arrangements allow for the Company’s services to be valued and accounted for on a separate basis. Direct costs incurred on engagements, including performance-based fee engagements, are expensed in the period incurred.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the accompanying consolidated balance sheets. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled services. Client prepayments and retainers are classified as deferred (i.e., unearned) revenues and recognized over future periods as earned in accordance with the applicable engagement agreement.

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

Direct Costs and Reimbursable Expenses

Direct costs and reimbursable expenses consist primarily of revenue-generating employee compensation and their related benefit and share-based compensation costs, the cost of outside consultants or subcontractors assigned to revenue-generating activities and direct expenses to be reimbursed by clients.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including overnight investments and commercial paper, with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

To the extent receivables from clients become delinquent, collection activities commence. No single client balance is considered large enough to pose a material credit risk. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable, and bill and collect unbilled services. Management does not anticipate incurring losses on accounts receivable in excess of established allowances. See note “16. Segment Information” for concentration of accounts receivable and unbilled services.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” For the year ended December 31, 2005, the Company recorded an impairment charge of $0.6 million pertaining to an intangible asset as described in note “4. Goodwill and Intangible Assets.” No impairment charges were recorded in 2007 or 2006.

Intangible Assets Other Than Goodwill

The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that certain identifiable intangible assets be amortized over their expected useful lives.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess. Pursuant to the Company’s policy, management performed the annual goodwill impairment assessment as of April 30, 2007 and determined that no impairment of goodwill existed as of that date. Further, management believes no indications of impairment have arisen since that date.

Non-Current Liabilities

The Company records certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. The Company has also recorded as non-current the portion of the deferred lease incentive liability that the Company expects to recognize over a period greater than one year. The deferred lease incentive liability at December 31, 2007 and 2006 totaled $9.7 million and $10.3 million, respectively, primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The payments that will be paid within twelve months of the balance sheet date related to the deferred lease incentive are classified as current liabilities. The Company monitors the classification of such liabilities based on the expectation of their utilization periods.

Sponsorship and Advertising Costs

Sponsorship and advertising costs are expensed as incurred. Such expenses for 2007, 2006 and 2005 totaled $3.8 million, $1.7 million and $1.2 million, respectively, and are a component of selling, general and administrative expense in the consolidated statement of income.

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

The following table details the effect on net income and earnings per share if compensation expense for the stock plans had been recorded based on the fair value method under SFAS No. 123.

Year ended December 31, 2005
Net income	$17,769
Add: Total share-based employee compensation expense included in reported net income, net of related tax effects	4,075
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,268)

Pro forma net income	$17,576

Earnings per share:
Basic – as reported	$1.13
Basic – pro forma	$1.12
Diluted – as reported	$1.05
Diluted – pro forma	$1.04

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. Historically, the Company provided financial results under two operating segments: Financial Consulting and Operational Consulting. In response to the Company’s continued growth and acquisitions of complementary businesses, effective January 1, 2007, the Company reorganized its

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

practice areas and service lines to better meet market demands and serve its clients. Under the current organizational structure, the Company’s chief operating decision maker manages the business under four operating segments: Financial Consulting, Legal Consulting, Health and Education Consulting, and Corporate Consulting.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. The Company adopted SFAS No. 157 effective beginning on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed by one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements and is not expected to have a material impact on its future financial position, results of operations, earnings per share, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 effective beginning on January 1, 2008. The adoption of this statement did not have a material impact on the Company’s financial statements and is not expected to have a material impact on its future financial position, results of operations, earnings per share, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. SFAS No. 141R will be effective for the Company beginning on January 1, 2009 and will apply prospectively to business combinations that the Company completes on or after that date. This statement retains the purchase method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact to the Company include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. The Company is currently evaluating the impact that the adoption of this statement may have on its future financial position, results of operations, earnings per share, and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for the Company beginning on January 1, 2009 and will apply prospectively, except for the presentation

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the impact that the adoption of this statement may have on its future financial position, results of operations, earnings per share, and cash flows.

3. Business Combinations

During the years ended December 31, 2007, 2006 and 2005, the Company completed the material acquisitions described below.

2007 Acquisitions

Callaway Partners, LLC

In July 2007, the Company acquired Callaway Partners, LLC (“Callaway”), a professional services firm that specializes in finance and accounting projects, financial reporting, internal audit and controls, and corporate tax solutions. With Callaway’s extensive senior consultant and project management skills, along with its variable, on-demand workforce, the Company is better positioned to assist clients with their accounting and corporate compliance challenges. This acquisition was consummated on July 29, 2007 and the results of operations of Callaway have been included within the Company’s Financial Consulting segment since that date.

The aggregate purchase price of this acquisition was approximately $65.4 million, consisting of $58.5 million in cash paid at closing, $0.6 million of transaction costs, a $4.8 million working capital adjustment, and $1.5 million held back pending the collection of receivables acquired. The $58.5 million paid at closing was financed with borrowings under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period beginning on January 1, 2008 and ending on December 31, 2012. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by employees of Callaway over a period beginning on August 1, 2007 and ending on December 31, 2012. Such amounts will be recorded as an expense.

The identifiable intangible assets that were acquired totaled $5.7 million and have an estimated weighted average useful life of 27 months, which consists of customer contracts totaling $1.9 million (5 months useful life), customer relationships totaling $2.4 million (19 months useful life), and non-competition agreements totaling $1.4 million (72 months useful life). Additionally, the Company recorded approximately $49.0 million of goodwill, which the Company intends to deduct for income tax purposes.

Wellspring Partners LTD

In January 2007, the Company acquired Wellspring Partners LTD (“Wellspring”), a management consulting firm specializing in integrated performance improvement services for hospitals and health systems. With the acquisition of Wellspring, the Company expanded its national presence in the healthcare provider sector and now provides a full complement of services to a wide spectrum of hospitals and multi-hospital systems. This acquisition was consummated on January 2, 2007 and the results of operations of Wellspring have been included within the Company’s Health and Education Consulting segment since that date.

The aggregate purchase price of this acquisition was approximately $90.9 million, consisting of $64.7 million in cash paid at closing, $0.4 million of transaction costs, a $1.5 million working capital adjustment, $0.3 million held back pending the collection of receivables acquired, and $24.0 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met. The Company financed this acquisition with a combination of cash on hand and borrowings of $55.0 million under the Company’s

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

The identifiable intangible assets that were acquired totaled $13.1 million and have an estimated weighted average useful life of 26 months, which consists of customer contracts totaling $4.7 million (9 months useful life), customer relationships totaling $3.9 million (20 months useful life), non-competition agreements totaling $2.4 million (72 months useful life), and a tradename valued at $2.1 million (24 months useful life). Additionally, the Company recorded approximately $80.5 million of goodwill, which the Company does not intend to deduct for income tax purposes.

Glass & Associates, Inc.

Also in January 2007, the Company acquired Glass & Associates, Inc. (“Glass”), a turnaround and restructuring consulting firm that provides advice and leadership to troubled businesses in the United States and Europe. With the acquisition of Glass, the Company expanded its position in the consulting and restructuring marketplace, as well as expanded its interim management capabilities to distressed companies in industries beyond healthcare. The stock purchase agreement for this acquisition was executed on January 2, 2007 and the transaction was consummated on January 9, 2007 upon the satisfaction of certain closing conditions. The results of operations of Glass have been included within the Company’s Corporate Consulting segment since January 2, 2007.

The aggregate purchase price of this acquisition was approximately $35.0 million, consisting of $30.0 million in cash paid at closing, $0.8 million of transaction costs, a $1.0 million working capital adjustment, $1.6 million cash paid to sellers for a tax election reimbursement, and $1.6 million of additional purchase price earned by selling shareholders subsequent to the acquisition. The Company financed this acquisition with a combination of cash on hand and borrowings of $20.0 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

The identifiable intangible assets that were acquired totaled $4.3 million and have an estimated weighted average useful life of 37 months, which consists of customer contracts totaling $1.0 million (6 months useful life), customer relationships totaling $1.1 million (19 months useful life), and non-competition agreements totaling $2.2 million (60 months useful life). Additionally, the Company recorded approximately $29.5 million of goodwill, which the Company intends to deduct for income tax purposes.

2006 Acquisition

MSGalt & Company, LLC

In April 2006, the Company acquired substantially all of the assets of MSGalt & Company, LLC (“Galt”), a specialized advisory firm that designs and implements corporate-wide programs to improve shareholder returns. With the acquisition of Galt, the Company expanded its value and service offerings to the offices of the chief executive officer and boards of Fortune 500 companies. This acquisition was consummated on April 3, 2006 and the results of operations of Galt have been included within the Company’s Corporate Consulting segment since that date.

The aggregate purchase price of this acquisition was $34.2 million, which consisted of $20.4 million in cash paid at closing, $0.3 million of transaction costs, and $13.5 million of additional purchase price earned by selling

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

shareholders subsequent to the acquisition, as certain performance targets and conditions were met. The Company financed this acquisition with cash on hand and borrowings of $6.5 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by Galt employees over a four-year period. Such amounts will be recorded as an expense.

The identifiable intangible assets that were acquired totaled $4.3 million and have an estimated weighted average useful life of 20 months, which consisted of customer contracts totaling $1.7 million (3 months weighted average useful life), customer relationships totaling $1.4 million (6 months weighted average useful life), and non-competition agreements totaling $1.2 million (60 months weighted average useful life). The Company assigned relatively short lives to the customer contracts and customer relationships due to the short-term nature of the services and relationships provided under these contracts. Additionally, the Company recorded $29.9 million of goodwill, which the Company intends to deduct for income tax purposes.

2005 Acquisition

Speltz & Weis LLC

In May 2005, the Company acquired Speltz & Weis LLC (“Speltz & Weis,” renamed in 2007 to Wellspring Management Services LLC), a specialized consulting firm that provides interim management and crisis management services to healthcare facilities. With the acquisition of Speltz & Weis, the Company began to provide full-service offerings to distressed hospitals and other healthcare facilities. This acquisition was consummated on May 9, 2005 and the results of operations of Speltz & Weis have been included within the Health and Education Consulting segment since that date.

The aggregate purchase price of the acquisition was $17.2 million, which consisted of $14.0 million in cash paid at closing, notes totaling $3.0 million payable in three equal annual installments of $1.0 million (together with accrued interest at 4% per annum) that began on May 8, 2006, and $0.2 million of transaction costs.

The identifiable intangible assets that were acquired totaled $2.6 million and have an estimated weighted average useful life of 10 months, which consisted of customer contracts of $1.9 million (8 months weighted average useful life) and customer relationships of $0.7 million (15 months weighted average useful life). The Company assigned relatively short lives to the customer contracts and customer relationships due to the short-term nature of the services and relationships provided under these contracts. During the third quarter of 2005, the Company wrote off a portion of the intangible assets pertaining to a customer contract as described in note “4. Goodwill and Intangible Assets” below. The Company also recorded $14.6 million of goodwill, which the Company intends to deduct for income tax purposes.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Purchase Price Allocations

The following table summarizes the fair values of the assets acquired and liabilities assumed for the Company’s significant business acquisitions.

	Callaway July 29, 2007	Wellspring January 2, 2007	Glass January 2, 2007	Galt April 3, 2006	Speltz & Weis May 9, 2005
Assets Acquired:
Current assets	$11,685	$10,292	$2,705	$—	$2,291
Property and equipment	698	1,073	215	11	16
Non-current assets	756	—	23	—	—
Intangible assets	5,700	13,100	4,300	4,300	2,600
Goodwill	48,981	80,479	29,511	29,877	14,637

	67,820	104,944	36,754	34,188	19,544
Liabilities Assumed:
Current liabilities	2,354	8,768	1,727	—	2,307
Non-current liabilities	94	5,278	—	—	—

	2,448	14,046	1,727	—	2,307

Net Assets Acquired	$65,372	$90,898	$35,027	$34,188	$17,237

Pro Forma Financial Data

2007 Acquisitions

The following unaudited pro forma financial data gives effect to the acquisitions of Callaway, Wellspring, and Glass as if they had been completed at the beginning of the period presented. The actual results from the acquisition of Callaway have been included within the Company’s consolidated financial results since July 29, 2007. The actual results from the acquisitions of Wellspring and Glass have been included within the Company’s consolidated financial results since January 2, 2007; therefore 2007 pro forma financial information is not presented.

	Historical Huron and Historical Callaway		Historical Huron and Historical Wellspring	Historical Huron and Historical Glass
	2007 Pro forma	2006 Pro forma	2006 Pro forma	2006 Pro forma
Revenues, net of reimbursable expenses	$539,635	$361,651	$339,573	$312,919
Operating income	$87,204	$56,980	$52,751	$51,189
Income before provision for income taxes	$76,648	$52,413	$49,277	$49,191
Net income	$42,581	$29,993	$28,140	$28,089
Earnings per share:
Basic	$2.51	$1.83	$1.72	$1.73
Diluted	$2.36	$1.73	$1.62	$1.63

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

2006 Acquisition

The following unaudited pro forma financial data gives effect to the acquisition of Galt as if it had been completed at the beginning of the period presented. The actual results from the acquisition of Galt have been included within the Company’s consolidated financial results since April 3, 2006.

	Historical Huron and Historical Galt
	2006 Pro forma	2005 Pro forma
Revenues, net of reimbursable expenses	$292,657	$223,335
Operating income	$49,229	$35,958
Income before provision for income taxes	$48,329	$35,539
Net income	$27,590	$19,876
Earnings per share:
Basic	$1.69	$1.26
Diluted	$1.59	$1.18

2005 Acquisition

The following unaudited pro forma financial data gives effect to the acquisition of Speltz & Weis as if it had been completed at the beginning of the period presented. The actual results from the acquisition of Speltz & Weis have been included within the Company’s consolidated financial results since May 5, 2005.

Historical Huron and Historical Speltz & Weis
2005 Pro forma
Revenues, net of reimbursable expenses	$215,495
Operating income	$32,450
Income before provision for income taxes	$32,848
Net income	$18,140
Earnings per share:
Basic	$1.15
Diluted	$1.08

The above unaudited pro forma financial data are not necessarily indicative of the operating results that would have been achieved if the acquisitions had occurred on the dates indicated, nor are they necessarily indicative of future results.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

4. Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the years ended December 31, 2007 and 2006. Goodwill has been reallocated under the new operating segment structure as described in note “16. Segment Information.”

	Financial Consulting	Legal Consulting	Health and Education Consulting	Corporate Consulting	Total
Balance as of December 31, 2005	$483	$—	$11,256	$2,898	$14,637
Goodwill recorded in connection with business combinations	851	13,467	—	16,361	30,679
Additional purchase price subsequently recorded for business combinations (1)	—	304	—	7,708	8,012

Balance as of December 31, 2006	$1,334	$13,771	$11,256	$26,967	$53,328
Goodwill recorded in connection with business combinations	48,980	—	58,305	29,469	136,754
Additional purchase price subsequently recorded for business combinations (1)	—	1,541	24,000	7,430	32,971

Balance as of December 31, 2007	$50,314	$15,312	$93,561	$63,866	$223,053

(1)	Primarily consists of additional purchase price earned by selling shareholders subsequent to the business combination, as certain performance targets and conditions were met.

Intangible assets as of December 31, 2007 and 2006 consisted of the following:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$10,126	$4,114	$2,266	$311
Non-competition agreements	8,273	1,690	2,105	273
Tradename	2,100	1,050	—	—
Technology and software	585	294	585	134

Total	$21,084	$7,148	$4,956	$718

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets amortization expense for the years ended December 31, 2007 and 2006 was $14.3 million and $4.5 million, respectively. Intangible assets amortization expense for the year ended December 31, 2005 was $2.2 million, which included a charge of $0.6 million pertaining to the write-off of a customer contract as described in note “14. Client Bankruptcy Case.” Estimated intangible assets amortization expense is $6.8 million for 2008, $3.4 million for 2009, $1.8 million for 2010, $1.2 million for 2011, and $0.6 million for 2012. Actual amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

5. Property and Equipment

Depreciation expense for property and equipment was $10.9 million, $6.9 million and $4.4 million for 2007, 2006 and 2005, respectively. Property and equipment at December 31, 2007 and 2006 are detailed below:

	December 31,
	2007	2006
Computers, related equipment and software	$30,026	$15,799
Furniture and fixtures	11,325	8,092
Leasehold improvements	20,473	17,353
Assets under capital lease	806	409
Assets under construction	111	191

Property and equipment	62,741	41,844
Accumulated depreciation and amortization	(24,594)	(14,102)

Property and equipment, net	$38,147	$27,742

6. Notes Payable

At December 31, 2007 and 2006, notes payable outstanding totaled $1.0 million and $2.0 million, respectively. As described in note “3. Business Combinations,” the Company issued notes totaling $3.0 million in connection with the acquisition of Speltz & Weis. These notes are payable in three equal annual installments of $1.0 million, together with accrued interest at 4% per annum, that began on May 8, 2006. Accrued interest was approximately $28,000 and $52,000 at December 31, 2007 and 2006, respectively. The $1.0 million outstanding at December 31, 2007 will mature in May 2008.

7. Line of Credit

At December 31, 2006, the Company had a credit agreement with various financial institutions under which it could borrow up to $130.0 million. On February 23, 2007, the Company amended the credit agreement so that the maximum amount of principal that may be borrowed increased to $175.0 million, with an accordion feature allowing for an additional amount of up to $50.0 million to be borrowed upon approval from the lenders. On July 27, 2007, the Company executed a fourth amendment to the credit agreement, increasing the maximum amount of principal that may be borrowed to $200.0 million. Fees and interest on borrowings vary based on the Company’s total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement and will be based on a spread over the London Interbank Offered Rate or a spread over the base rate, which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as selected by the Company. All outstanding principal is due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require the Company to maintain certain interest coverage ratio, total debt to EBITDA ratio, and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders. Borrowings outstanding under this credit facility at December 31, 2007 totaled $123.5 million and bear a weighted-average interest rate of 6.1%, all of which the Company has classified as long-term as the principal is not due until 2012. Borrowings outstanding at December 31, 2006 were $8.0 million and bear interest at 5.9%. At both December 31, 2007 and 2006, the Company was in compliance with its financial debt covenants.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

8. Capital Structure

Preferred Stock

The Company is expressly authorized to issue up to 50,000,000 shares of preferred stock. The Company’s certificate of incorporation authorizes the Company’s board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2007 and 2006, no such preferred stock has been approved or issued.

Common Stock

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

9. Earnings Per Share

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

	Year ended December 31,
	2007	2006	2005
Net income	$41,901	$26,689	$17,769

Weighted average common shares outstanding – basic	16,944	16,359	15,741
Weighted average common stock equivalents	1,089	958	1,117

Weighted average common shares outstanding – diluted	18,033	17,317	16,858

Basic earnings per share	$2.47	$1.63	$1.13

Diluted earnings per share	$2.32	$1.54	$1.05

There were approximately 1,600 anti-dilutive securities for the year ended December 31, 2007 and none for the years ended December 31, 2006 and 2005.

10. Employee Benefit and Deferred Compensation Plans

The Company sponsors a qualified defined contribution 401(k) plan covering substantially all of its employees. Under the plan, employees are entitled to make pre-tax contributions. The Company matches an amount equal to the employees’ contributions up to 6% of the employees’ salaries. The Company’s matching contributions for the years ended December 31, 2007, 2006, and 2005 were $8.1 million, $5.0 million and $3.9 million, respectively.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

In 2006, the Company adopted the Huron Consulting Group Deferred Compensation Plan (the “Plan”), which is administered by the Company’s board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of employees of the Company may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, the Company may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between the Company and the participant. The Company, at its sole discretion, may, but is not required to, credit any additional amount it desires to any participant’s deferred compensation account. Amounts credited by the Company are subject to vesting schedules set forth in the Plan, employment agreement or any other agreement entered into between the Company and the participant. The deferred compensation liability at December 31, 2007 and 2006 was $2.9 million and $0.6 million, respectively.

11. Equity Incentive Plans

In connection with its initial public offering, the Company adopted the 2004 Omnibus Stock Plan (the “Omnibus Plan”), which replaced the Company’s then-existing equity plans for grants of share-based awards. The Omnibus Plan permits the grant of stock options, restricted stock, and other share-based awards valued in whole or in part by reference to, or otherwise based on, the Company’s common stock. Under the Omnibus Plan, as originally adopted, a total of 2,141,000 shares of common stock were reserved for issuance to eligible employees, executive officers, independent contractors and outside directors. The Plan was amended effective as of May 2, 2006 to increase the number of shares of common stock available for issuance by 2,100,000. As of December 31, 2007, 1,672,617 shares remain available for future issuance.

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

The weighted average fair values of options granted during 2006 and 2005 were $23.69 and $28.59, respectively. No options were granted during 2007. The weighted average fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each period:

	December 31,
	2006	2005	2004	2003
Expected dividend yield	0%	0%	0%	0%
Expected volatility	40%	40%	12%	1%
Risk-free interest rate	4.7%	4.7%	2.6%	2.3%
Expected option life (in years)	4	4	4	4

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Stock option activity for the year ended December 31, 2007 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	804	$2.98
Granted	—
Exercised	(226)	$2.51
Forfeited or expired	(21)	$15.52

Outstanding at December 31, 2007	557	$2.70	5.7	$43.4

Exercisable at December 31, 2007	479	$2.45	5.6	$37.4

The aggregate intrinsic value of options exercised during 2007, 2006 and 2005 was $14.8 million, $13.4 million and $6.1 million, respectively.

The grant date fair values of the Company’s restricted stock awards are measured pursuant to SFAS 123R. Restricted stock activity for the year ended December 31, 2007 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant- Date Fair Value (in dollars)
Restricted stock at January 1, 2007	1,416	$23.33
Granted	839	$52.10
Vested	(489)	$22.56
Forfeited	(48)	$26.47

Restricted stock at December 31, 2007	1,718	$37.77

The aggregate fair value of restricted stock that vested during the years ended December 31, 2007, 2006 and 2005 was $33.4 million, $12.5 million and $4.9 million, respectively.

Total share-based compensation cost recognized for the years ended December 31, 2007, 2006 and 2005 was $19.8 million, $9.8 million and $6.9 million, respectively, with related income tax benefits of $8.1 million, $4.0 million, and $2.9 million, respectively. As of December 31, 2007, there was $50.9 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted-average period of 2.9 years.

12. Income Taxes

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$68
Additions based on tax positions related to the current year	81
Additions for tax positions of prior years	37
Additions related to acquired companies	525

Balance at December 31, 2007	$711

Of the $0.7 million of unrecognized tax benefits at December 31, 2007, $0.2 million would affect the effective tax rate if recognized. The Company does not expect that changes in the liability for unrecognized tax benefits during the next 12 months will have a significant impact on the Company’s financial position or results of operations.

Upon adoption on January 1, 2007 and as of December 31, 2007, an accrual for the potential payment of interest and penalties was deemed not necessary. If deemed necessary, the Company will record accrued interest and penalties as a component of provision for income taxes on the consolidated statement of income.

The Company files income tax returns with federal, state, local and foreign jurisdictions. The 2004 Federal and main office state of Illinois tax returns were examined and closed in 2006 and no material adjustments were identified toward any of the Company’s tax positions. The Company’s 2005 Federal tax return is currently being examined and the 2006 Federal tax return is subject to future examination. For all other states, 2003 through 2006 are subject to future examinations. Prior to 2007, the Company did not have any material foreign income tax filings.

The income tax expense for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$11,841	$15,170	$12,784
State	3,796	3,803	4,038
Foreign	1,292	70	—

Total current	16,929	19,043	16,822

Deferred:
Federal	12,993	878	(2,000)
State	3,674	212	(575)

Total deferred	16,667	1,090	(2,575)

Income tax expense	$33,596	$20,133	$14,247

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows. Other non-deductible items include taxes not deductible for federal income tax purposes.

	Year ended December 31,
	2007	2006	2005
Percent of pretax income:
At U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes	6.0	5.2	6.3
Meals and entertainment	1.7	2.1	1.8
Valuation allowance	1.1	—	—
Foreign income taxes	(0.2)	—	—
Secondary offering	—	0.5	0.7
Other non-deductible items	0.9	0.2	0.7

Effective income tax expense rate	44.5%	43.0%	44.5%

Deferred tax assets at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Deferred tax assets:
Accrued payroll and other liabilities	$7,864	$12,504
Share-based compensation	6,215	2,873
Deferred lease incentives	4,616	4,694
Revenue recognition	2,159	1,363
Net operating loss carryforward	1,069	—
Amortization of intangibles	—	2,564
Other	—	9

Total deferred tax assets	21,923	24,007
Less valuation allowance	(833)	—

Net deferred tax assets	21,090	24,007

Deferred tax liabilities:
Prepaid expenses	(2,348)	(1,537)
Property and equipment	(1,277)	(1,747)
Amortization of intangibles	(157)	—

Total deferred tax liabilities	(3,782)	(3,284)

Net deferred tax asset	$17,308	$20,723

As of December 31, 2007, the Company established a valuation allowance of $0.8 million due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign operating losses. As of December 31, 2006, the Company determined that no valuation allowance against deferred tax assets was necessary.

13. Related Party Transactions

Pursuant to a registration rights agreement with HCG Holdings LLC, which owned a majority of the issued and outstanding common stock of the Company at December 31, 2005 and was a related party, the Company

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

was obligated to pay all of the expenses relating to any public offerings. In connection with the initial public offering, in which HCG Holdings LLC participated as a selling stockholder, the Company paid all of the offering expenses of HCG Holdings LLC, other than underwriting discounts and commissions and transfer taxes with respect to the shares sold by HCG Holdings LLC. The Company also paid costs associated with an offering that was withdrawn in November 2005 and the secondary offering that was completed in February 2006. During the years ended December 31, 2006 and 2005, these costs totaled $0.6 million and $0.5 million, respectively.

Huron Consulting Services LLC entered into an agreement, effective as of September 3, 2003, with Highline Technology LLC, an entity in which one of the Company’s former board members owns 50%. Pursuant to the agreement, Highline Technology provides certain management and information technology services to the Company. During 2004, the Company terminated the original agreement and entered into a new agreement with Highline Technology to provide limited consulting services. During each of the years ended December 31, 2006 and 2005, the Company paid to Highline Technology fees totaling $0.1 million. Highline Technology was not considered a related party in 2007.

14. Client Bankruptcy Case

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

On October 21, 2005, the client filed an application with the Bankruptcy Court to authorize the retention of the Company during the bankruptcy process. In connection with the application, new financial terms and conditions of the engagement contracts, including billing terms and rates for the Company’s services, were negotiated and agreed to with the client and certain other interested parties retroactive to July 5, 2005 pursuant to a new engagement contract that superseded the original contracts. At a hearing held on October 28, 2005, the Bankruptcy Court approved on an interim basis the Company’s retention based on these agreed upon terms. On December 14, 2005, the Bankruptcy Court approved the Company’s retention on a permanent basis. The client emerged from bankruptcy on August 30, 2007. Objections have been filed to the Company’s final fee application. The United States Trustee (the “Trustee”) has objected to the fees earned by the Company between November 9, 2006 and November 27, 2006, which total approximately $0.1 million. The Trustee has also argued that damages should not necessarily be limited to that amount, without specifying any other amount which the Trustee would like to see disallowed. In addition, a general objection was filed by the plaintiff in the litigation discussed in note “15. Commitments, Contingencies and Guarantees” in order to protect its rights. The plaintiff seeks either a deferral of any final ruling on the Company’s final fee application or a court order expressly reserving all rights with respect to claims that are or might be raised in the litigation. A hearing on the final fee application is scheduled to be held during the first quarter of 2008. Additional information regarding this litigation is included in note “15. Commitments, Contingencies and Guarantees.”

The accompanying consolidated financial statements reflect the effects of the new financial terms and conditions approved by the Bankruptcy Court. The change in financial terms approved by the Bankruptcy Court on December 14, 2005 resulted in $0.6 million, $2.2 million and $2.1 million less revenues than the amounts provided for under the original terms of the interim management contract for the years ended December 31, 2007, 2006 and 2005, respectively. The results for the years ended December 31, 2007, 2006 and 2005 also reflect legal and related costs totaling approximately $0.5 million, $0.6 million and $0.9 million, respectively, associated with the bankruptcy process.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Based on the projected cash flows under the new financial terms and conditions approved by the Bankruptcy Court, the intangible value that the Company assigned to the interim management contract in connection with the Speltz & Weis acquisition decreased. Accordingly, the Company wrote off the remaining carrying value of this contract in the third quarter of 2005. This charge, totaling $0.6 million, is included in depreciation and amortization on the Company’s consolidated statement of income for the year ended December 31, 2005 and was attributable to the Health and Education Consulting segment.

15. Commitments, Contingencies and Guarantees

Lease Commitments

The Company leases office space and certain equipment and software under noncancelable operating and capital lease arrangements expiring on various dates through 2016, with various renewal options. The Company’s principal executive offices located in Chicago, Illinois are under a lease that expires in September 2014, with two five-year renewal options. The Company also has office facilities located in New York City, New York under a lease that expires in July 2016, with one five-year renewal option. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount. Rental expense, including operating costs and taxes, for the years ended December 31, 2007, 2006 and 2005 was $12.2 million, $8.7 million and $5.0 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2007, are as follows:

	Capital Lease Obligations	Operating Lease Obligations	Sublease Income
2008	$309	$16,015	$(1,073)
2009	137	15,166	(1,054)
2010	97	14,217	(1,047)
2011	—	11,156	—
2012	—	9,621	—
Thereafter	—	22,096	—

Total	$543	$88,271	$(3,174)

Litigation

On July 3, 2007, The Official Committee (the “Committee”) of Unsecured Creditors of Saint Vincents Catholic Medical Centers of New York d/b/a Saint Vincent Catholic Medical Centers (“St. Vincents”), et al. filed suit against Huron Consulting Group Inc., certain of its subsidiaries, including Speltz & Weis LLC, and two of the Company’s former managing directors, David E. Speltz (“Speltz”) and Timothy C. Weis (“Weis”), in the Supreme Court of the State of New York, County of New York. On November 26, 2007, Gray & Associates, LLC (“Gray”), in its capacity as trustee on behalf of the SVCMC Litigation Trust, was substituted as plaintiff in the place of the Committee and on February 19, 2008, Gray filed an amended complaint in the action. Beginning in 2004, St. Vincents retained Speltz & Weis LLC to provide management services to St. Vincents, and its two principals, Speltz and Weis, were made the interim chief executive officer and chief financial officer, respectively, of St. Vincents. In May of 2005, Speltz & Weis LLC was acquired by the Company. On July 5, 2005, St. Vincents filed for bankruptcy in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). On December 14, 2005, the Bankruptcy Court approved the retention of Speltz & Weis LLC and the Company in various capacities, including

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

interim management, revenue cycle management and strategic sourcing services. The amended complaint filed by Gray alleges, among other things, breach of fiduciary duties, breach of the New York Not-For-Profit Corporation Law, malpractice, breach of contract, tortious interference with contract, aiding and abetting breaches of fiduciary duties, certain fraudulent transfers and fraudulent conveyances, breach of the implied duty of good faith and fair dealing, fraud, aiding and abetting fraud, negligent misrepresentation, and civil conspiracy, and seeks at least $200 million in damages, disgorgement of fees, return of funds or other property transferred to Speltz & Weis LLC, attorneys’ fees, and unspecified punitive and other damages. The Company believes that the claims are without merit and intends to vigorously defend itself in this matter. The suit is in the pre-trial stage and no trial date has been set.

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this annual report on Form 10-K, we are not a party to or threatened with any other litigation or legal proceeding that, in the opinion of management, could have a material adverse effect on the financial position or results of operations of the Company.

Guarantees

Guarantees in the form of letters of credit totaling $6.1 million and $6.3 million were outstanding at December 31, 2007 and 2006, respectively, to support certain office lease obligations.

In connection with certain business acquisitions, the Company may be required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of each year. Additional purchase consideration earned by certain sellers totaled $32.4 million and $8.0 million for the years ended December 31, 2007 and 2006, respectively. No additional purchase consideration was earned by any sellers for the year ended December 31, 2005. There is no limitation to the maximum amount of additional purchase consideration and such amount is not determinable at this time, but the aggregate amount that potentially may be paid could be significant.

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

16. Segment Information

Segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

Historically, the Company provided financial results under two operating segments: Financial Consulting and Operational Consulting. In response to the Company’s continued growth and acquisitions of complementary businesses, effective January 1, 2007, the Company reorganized its practice areas and service lines to better meet market demands and serve its clients. Under the current organizational structure, the Company’s chief operating decision maker manages the business under four operating segments: Financial Consulting, Legal Consulting, Health and Education Consulting, and Corporate Consulting.

•

Financial Consulting. This segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes and litigation, as well as valuation analysis related to business acquisitions. This segment also consults with management in the areas of corporate governance, Sarbanes-Oxley compliance, internal audit, and corporate tax. Additionally, the Financial Consulting segment provides experienced, project leadership and credentialed on-demand resources to assist

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

clients with finance and accounting projects. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts who serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations.

•

Legal Consulting. This segment provides guidance and business services to corporate law departments, law firms and government agencies by helping to reduce legal spending, enhance client service delivery and increase operational effectiveness. These services include digital evidence and discovery services, document review, law firm management services, records management, and strategic and operational improvements.

•

Health and Education Consulting. This segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, turnarounds, merger or affiliation strategies, labor productivity, non-labor cost management, information technology, revenue cycle improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development.

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

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include costs for corporate office support, certain office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and company-wide business development functions, as well as costs related to overall corporate management.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The table below sets forth information about the Company’s operating segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Segment information for the twelve months ended December 31, 2006 and 2005 has been restated to reflect the new operating segment structure.

	Year ended December 31,
	2007	2006	2005
Financial Consulting:
Revenues	$156,013	$109,220	$82,390
Operating income	$60,873	$50,304	$37,172
Segment operating income as a percent of segment revenues	39.0%	46.1%	45.1%
Legal Consulting:
Revenues	$89,849	$47,774	$25,503
Operating income	$28,293	$13,884	$8,620
Segment operating income as a percent of segment revenues	31.5%	29.1%	33.8%
Health and Education Consulting:
Revenues	$181,439	$84,108	$61,317
Operating income	$66,289	$25,375	$17,652
Segment operating income as a percent of segment revenues	36.5%	30.2%	28.8%
Corporate Consulting:
Revenues	$76,991	$47,486	$38,003
Operating income	$19,961	$17,816	$14,912
Segment operating income as a percent of segment revenues	25.9%	37.5%	39.2%
Total Company:
Revenues	$504,292	$288,588	$207,213
Reimbursable expenses	43,661	33,330	18,749

Total revenues and reimbursable expenses	$547,953	$321,918	$225,962

Statement of operations reconciliation:
Segment operating income	$175,416	$107,379	$78,356
Charges not allocated at the segment level:
Other selling, general and administrative expenses	74,468	50,669	41,493
Depreciation and amortization expense	17,207	9,201	5,282
Other (income) expense, net	8,244	687	(435)

Income before provision for income taxes	$75,497	$46,822	$32,016

Segment assets:
Financial Consulting	$38,937	$17,659
Legal Consulting	22,228	16,273
Health and Education Consulting	35,764	17,940
Corporate Consulting	18,183	12,603
Unallocated assets (1)	328,101	134,969

Total assets	$443,213	$199,444

(1)	Goodwill and intangible assets are included in unallocated assets, as in assessing segment performance or in allocating resources, management does not evaluate goodwill at the segment level.

For the years ended December 31, 2007, 2006 and 2005, substantially all of the Company’s revenues and long-lived assets were attributed to or located in the United States.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

No single client generated greater than 10% of the Company’s consolidated revenues during the year ended December 31, 2007. At December 31, 2007, no single client’s total receivables and unbilled services balance represented greater than 10% of the Company’s total receivables and unbilled services balance.

During the year ended December 31, 2006, one client generated $29.3 million, or 10.2%, of the Company’s consolidated revenues. Of the $29.3 million, $25.8 million was generated by the Financial Consulting segment and $3.5 million was generated by the Legal Consulting segment. No client accounted for 10% or more of total receivables and unbilled services of the Company at December 31, 2006.

During the year ended December 31, 2005, one client generated $23.0 million, or 11.1%, of the Company’s consolidated revenues. Of the $23.0 million, $19.5 million was generated by the Financial Consulting segment, $3.3 million was generated by the Legal Consulting segment, and $0.2 million was generated by the Corporate Consulting segment. At December 31, 2005, a separate client’s total receivables and unbilled services balance represented 11.3% of the Company’s total receivables and unbilled services balance.

17. Valuation and Qualifying Accounts

The following summarizes the activity of the allowances for doubtful accounts and unbilled services and the valuation allowance for deferred tax assets:

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2005:
Allowances for doubtful accounts and unbilled services	$3,665	7,444	7,165	$3,944
Year ended December 31, 2006:
Allowances for doubtful accounts and unbilled services	$3,944	8,928	8,359	$4,513
Year ended December 31, 2007:
Allowances for doubtful accounts and unbilled services	$4,513	29,281	21,071	$12,723
Valuation allowance for deferred tax assets	$—	833	—	$833

(1)	Additions to allowances for doubtful accounts and unbilled services primarily include discretionary pricing adjustments; also include provisions for fee adjustments related to estimated overruns on fixed and capped fee engagements, write-offs of accounts receivables, and allowances acquired in business acquisitions.

18. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2007	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$116,009	$118,266	$134,051	$135,966
Reimbursable expenses	$10,035	$10,910	$11,286	$11,430
Total revenues and reimbursable expenses	$126,044	$129,176	$145,337	$147,396
Gross profit	$46,784	$49,550	$51,784	$55,066
Operating income	$18,915	$19,767	$21,826	$23,233
Net income	$9,811	$10,101	$10,487	$11,502
Earnings per share:
Basic	$0.59	$0.60	$0.61	$0.67
Diluted	$0.55	$0.56	$0.58	$0.63
Weighted average shares used in calculating earnings per share:
Basic	16,725	16,842	17,033	17,169
Diluted	17,768	17,993	18,137	18,228

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