Form 10-Q
period 2008-03-31
Huron Consulting Group Inc.
filed 2008-05-06
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50976

Huron Consulting Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0666114
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

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

As of April 30, 2008, approximately 19,203,279 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

INDEX

		Page
Part I – Financial Information

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Consolidated Statement of Stockholders’ Equity	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II – Other Information

Item 1.	Legal Proceedings	25 – 26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signature		28

PART I — FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$14,277	$2,993
Receivables from clients, net	90,239	86,867
Unbilled services, net	38,798	28,245
Income tax receivable	13,996	13,492
Deferred income taxes	15,567	13,680
Other current assets	10,277	10,435
Total current assets	183,154	155,712
Property and equipment, net	40,239	38,147
Deferred income taxes	3,228	3,628
Deposits and other assets	10,866	8,737
Intangible assets, net	12,213	13,936
Goodwill	223,284	223,053
Total assets	$472,984	$443,213

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,109	$5,823
Accrued expenses	15,785	17,748
Accrued payroll and related benefits	21,582	58,279
Accrued consideration for business acquisitions	24,300	32,422
Income tax payable	2,659	1,342
Deferred revenues	5,610	5,278
Current portion of notes payable and capital lease obligations	1,165	1,309
Total current liabilities	78,210	122,201
Non-current liabilities:
Deferred compensation and other liabilities	4,773	3,795
Capital lease obligations, net of current portion	164	234
Bank borrowings	177,000	123,500
Deferred lease incentives	9,413	9,699
Total non-current liabilities	191,350	137,228
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 19,447,123 and 19,279,176 shares issued at March 31, 2008 and December 31, 2007, respectively	185	182
Treasury stock, at cost, 310,876 and 589,755 shares at March 31, 2008 and December 31, 2007, respectively	(17,602)	(20,703)
Additional paid-in capital	122,125	116,148
Retained earnings	98,314	88,101
Accumulated other comprehensive income	402	56
Total stockholders’ equity	203,424	183,784
Total liabilities and stockholders’ equity	$472,984	$443,213

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues and reimbursable expenses:
Revenues	$139,394	$116,009
Reimbursable expenses	11,613	10,035
Total revenues and reimbursable expenses	151,007	126,044
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	83,444	66,903
Intangible assets amortization	24	2,240
Reimbursable expenses	11,610	10,117
Total direct costs and reimbursable expenses	95,078	79,260
Operating expenses:
Selling, general and administrative	30,162	23,827
Depreciation and amortization	5,138	4,042
Total operating expenses	35,300	27,869
Operating income	20,629	18,915
Other income (expense):
Interest expense, net	(1,833)	(1,425)
Other income (expense)	(294)	30
Total other expense	(2,127)	(1,395)
Income before provision for income taxes	18,502	17,520
Provision for income taxes	8,289	7,709
Net income	$10,213	$9,811

Earnings per share:
Basic	$0.59	$0.59
Diluted	$0.56	$0.55

Weighted average shares used in calculating earnings per share:
Basic	17,372	16,725
Diluted	18,215	17,768

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock					Accumulated Other Compre-hensive Income
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings		Stockholders’ Equity
Balance at December 31, 2007	18,244,073	$182	$(20,703)	$116,148	$88,101	$56	$183,784
Comprehensive income:
Net income	—	—	—	—	10,213	—	10,213
Foreign currency translation adjustment	—	—	—	—	—	346	346
Total comprehensive income							10,559
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	138,881	2	8,592	(8,594)	—	—	—
Exercise of stock options	112,494	1	—	135	—	—	136
Share-based compensation	—	—	—	6,418	—	—	6,418
Shares redeemed for employee tax withholdings	—	—	(5,491)	—	—	—	(5,491)
Income tax benefit on share- based compensation	—	—	—	8,018	—	—	8,018
Balance at March 31, 2008	18,495,448	$185	$(17,602)	$122,125	$98,314	$402	$203,424

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$10,213	$9,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,162	6,282
Deferred income taxes	(1,487)	(3,866)
Share-based compensation	6,418	4,206
Allowances for doubtful accounts and unbilled services	651	3,035
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(2,823)	(10,937)
Increase in unbilled services	(11,752)	(10,972)
Decrease in income tax receivable / payable, net	812	8,884
Increase in other assets	(1,094)	(2,224)
Increase (decrease) in accounts payable and accrued liabilities	1,815	(521)
Decrease in accrued payroll and related benefits	(36,697)	(16,115)
Increase (decrease) in deferred revenues	332	(1,567)
Net cash used in operating activities	(28,450)	(13,984)

Cash flows from investing activities:
Purchases of property and equipment, net	(5,530)	(3,022)
Net investment in life insurance policies	(878)	(1,206)
Purchases of businesses, net of cash acquired	(10,153)	(96,312)
Net cash used in investing activities	(16,561)	(100,540)

Cash flows from financing activities:
Proceeds from exercise of stock options	136	164
Shares redeemed for employee tax withholdings	(5,491)	(1,564)
Tax benefit from share-based compensation	8,018	1,832
Proceeds from borrowings under line of credit	101,500	146,500
Repayments on line of credit	(48,000)	(42,500)
Principal payment of notes payable and capital lease obligations	(214)	(144)
Net cash provided by financing activities	55,949	104,288

Effect of exchange rate changes on cash	346	—

Net increase (decrease) in cash and cash equivalents	11,284	(10,236)
Cash and cash equivalents at beginning of the period	2,993	16,572
Cash and cash equivalents at end of the period	$14,277	$6,336

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. Certain amounts reported in the previous year have been reclassified to conform to the 2008 presentation. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3.  New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change prior practice. The Company adopted SFAS No. 157 effective beginning on January 1, 2008 for financial assets and financial liabilities, which did not have any impact on the Company’s financial statements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed by one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities, such as goodwill and intangible assets, effective January 1, 2009, which is not expected to have a material impact on the Company’s future financial position, results of operations, earnings per share, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 effective beginning on January 1, 2008. The adoption of this statement did not have any impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. SFAS No. 141R will be effective for the Company beginning on January 1, 2009 and will apply prospectively to business combinations that the Company completes on or after that date. This statement retains the acquisition method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact to the Company include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. The Company is currently evaluating the impact that the

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

adoption of this statement may have on its future financial position, results of operations, earnings per share, and cash flows.

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

4. Business Combinations

Acquisition of Callaway Partners, LLC
In July 2007, the Company acquired Callaway Partners, LLC (“Callaway”), a professional services firm that specializes in finance and accounting projects, financial reporting, internal audit and controls and corporate tax solutions. With Callaway’s extensive senior consultant and project management skills, along with its variable, on-demand workforce, the Company is better positioned to assist clients with their accounting and corporate compliance challenges. This acquisition was consummated on July 29, 2007 and the results of operations of Callaway have been included within the Company’s Financial Consulting segment since that date.

The aggregate purchase price of this acquisition was approximately $65.4 million, consisting of $58.5 million in cash paid at closing, $1.5 million in cash paid upon the collection of receivables acquired, $0.6 million of transaction costs, and a $4.8 million working capital adjustment. The $58.5 million paid at closing was financed with borrowings under the Company’s bank credit agreement.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

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

The aggregate purchase price of this acquisition was approximately $35.0 million, consisting of $30.0 million in cash paid at closing, $0.8 million of transaction costs, a $1.0 million working capital adjustment, $1.6 million in cash paid to sellers for a tax election reimbursement, and $1.6 million of additional purchase price earned by selling shareholders subsequent to the acquisition. The Company financed this acquisition with a combination of cash on hand and borrowings of $20.0 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

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

	Callaway July 29, 2007	Wellspring January 2, 2007	Glass January 2, 2007
Assets Acquired:
Current assets	$12,418	$10,292	$2,705
Property and equipment	698	1,073	215
Non-current assets	23	—	23
Intangible assets	5,700	13,100	4,300
Goodwill	48,981	80,479	29,511
	67,820	104,944	36,754
Liabilities Assumed:
Current liabilities	2,354	8,768	1,727
Non-current liabilities	94	5,278	—
	2,448	14,046	1,727

Net Assets Acquired	$65,372	$90,898	$35,027

Pro Forma Financial Data
The following unaudited pro forma financial data for the three months ended March 31, 2007 give effect to the acquisition of Callaway as if it had been completed at the beginning of the period. The actual results from the acquisition of Callaway have been included within the Company’s consolidated financial results since July 29, 2007. The unaudited pro forma financial data are not necessarily indicative of the results that would have been achieved if the acquisition had occurred on the date indicated, nor are they necessarily indicative of future results.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

Three Months Ended March 31, 2007
Revenues, net of reimbursable expenses	$130,115
Operating income	$19,117
Income before provision for income taxes	$16,853
Net income	$9,417
Earnings per share:
Basic	$0.56
Diluted	$0.53

The actual results from the acquisitions of Wellspring and Glass have been included within the Company’s consolidated financial results since January 2, 2007; therefore, 2007 pro forma financial information is not presented.

5. Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2008.

	Health and Education Consulting	Financial Consulting	Legal Consulting	Corporate Consulting	Total
Balance as of December 31, 2007	$93,561	$50,314	$15,312	$63,866	$223,053
Additional purchase price subsequently recorded for business combinations	—	—	44	187	231
Balance as of March 31, 2008	$93,561	$50,314	$15,356	$64,053	$223,284

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets amortization expense was $1.7 million and $3.8 million for the three months ended March 31, 2008 and 2007, respectively. Estimated intangible assets amortization expense is $6.8 million for 2008, $3.4 million for 2009, $1.8 million for 2010, $1.2 million for 2011, $0.6 million for 2012, and $0.1 million for 2013. These amounts are based on intangible assets recorded as of March 31, 2008 and actual amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors. Intangible assets are as follows:

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$9,826	$4,827	$9,826	$3,814
Non-competition agreements	8,273	2,083	8,273	1,690
Tradename	2,100	1,313	2,100	1,050
Technology and software	585	348	585	294
Total	$20,784	$8,571	$20,784	$6,848

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net income	$10,213	$9,811

Weighted average common shares outstanding – basic	17,372	16,725
Weighted average common stock equivalents	843	1,043
Weighted average common shares outstanding – diluted	18,215	17,768

Basic earnings per share	$0.59	$0.59
Diluted earnings per share	$0.56	$0.55

There were approximately 217,600 and 1,600 anti-dilutive securities for the three months ended March 31, 2008 and 2007, respectively.

7. Line of Credit

At March 31, 2008, the Company had a credit agreement with various financial institutions under which it may borrow up to $200.0 million. Borrowings under the credit agreement are limited by any outstanding letters of credit, which totaled $5.9 million at March 31, 2008. Fees and interest on borrowings vary based on the Company’s total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement.  Interest will be based on a spread, ranging from 0.50% to 1.25%, over the London Interbank Offered Rate (“LIBOR”) or a spread, ranging from -0.50% to 0%, over the base rate, which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate, as selected by the Company. All outstanding principal is due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require the Company to maintain certain interest coverage ratio, total debt to EBITDA ratio, and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders. Borrowings outstanding under this credit facility at March 31, 2008 totaled $177.0 million and bear a weighted-average interest rate of 3.7%, all of which the Company has classified as long-term as the principal is not due until 2012. Borrowings outstanding at December 31, 2007 were $123.5 million and bear a weighted-average interest rate of 6.1%. At both March 31, 2008 and December 31, 2007, the Company was in compliance with its financial debt covenants.

In April 2008, the Company amended the credit agreement as described in note “10. Subsequent Events.”

8. Commitments and Contingencies

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

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

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business.  As of the date of this Quarterly Report on Form 10-Q, the Company is not a party to or threatened with any other litigation or legal proceeding that, in the opinion of management, could have a material adverse effect on the financial position or results of operations of the Company.

Guarantees
Guarantees in the form of letters of credit totaling $5.9 million and $6.1 million were outstanding at March 31, 2008 and December 31, 2007, respectively, to support certain office lease obligations.

In connection with certain business acquisitions, the Company may be required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of each year. There is no limitation to the maximum amount of additional purchase consideration and such amount is not determinable at this time, but the aggregate amount that potentially may be paid could be significant. Additional purchase consideration earned by certain sellers totaled $32.4 million for the year ended December 31, 2007.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

9. Segment Information

Segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker manages the business under four operating segments: Health and Education Consulting, Financial Consulting, Legal Consulting, and Corporate Consulting.

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

The table below sets forth information about the Company’s operating segments for the three months ended March 31, 2008 and 2007, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Health and Education Consulting:
Revenues	$51,088	$38,852
Operating income	$22,132	$12,200
Segment operating income as a percent of segment revenues	43.3%	31.4%
Financial Consulting:
Revenues	$38,811	$36,612
Operating income	$9,589	$16,175
Segment operating income as a percent of segment revenues	24.7%	44.2%
Legal Consulting:
Revenues	$25,223	$23,271
Operating income	$6,587	$7,902
Segment operating income as a percent of segment revenues	26.1%	34.0%
Corporate Consulting:
Revenues	$24,272	$17,274
Operating income	$9,377	$4,196
Segment operating income as a percent of segment revenues	38.6%	24.3%
Total Company:
Revenues	$139,394	$116,009
Reimbursable expenses	11,613	10,035
Total revenues and reimbursable expenses	$151,007	$126,044

Statement of operations reconciliation:
Segment operating income	$47,685	$40,473
Charges not allocated at the segment level:
Other selling, general and administrative expenses	21,918	17,516
Depreciation and amortization expense	5,138	4,042
Other expense	2,127	1,395
Income before provision for income taxes	$18,502	$17,520

10. Subsequent Events

On April 1, 2008, the Company executed a fifth amendment to the credit agreement, increasing the maximum amount of principal that may be borrowed from $200.0 million to $240.0 million. Under the amended agreement, fees and interest on borrowings vary based on the Company’s total debt to EBITDA ratio as set forth in the amended credit agreement.  Interest will be based on a spread, ranging from 0.875% to 2.000%, over LIBOR or a spread, ranging from 0% to 0.75%, over the base rate, which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate, as selected by us. The fifth amendment to the credit agreement also allows the Company to incur additional debt in the amount of $23.0 million in connection with the amendment to the Callaway Asset Purchase Agreement as described below. All outstanding borrowings under the credit agreement continue to be due upon the expiration of the agreement on February 23, 2012, but can be repaid earlier.  The Company is currently negotiating a larger credit facility that may have terms different than those of the fifth amendment to the credit agreement. Alternatively, the Company may further modify the terms of the credit agreement, without accelerating the maturity date or reducing the amount available under the credit agreement.

On April 4, 2008, the Company entered into an amendment to the Callaway Asset Purchase Agreement dated as of July 28, 2007, whereby the Company settled the earn-out provision under Section 3.3 of the agreement in consideration for $23.0 million, payable in the form of a promissory note (the “Note”), and the waiver of certain indemnity obligations.  However, the non-compete obligations of the selling shareholders were not modified. Upon delivery of the Note to the selling shareholders, Sections 3.3, 3.4 and 3.5 of the agreement were terminated in their entirety. The Note matures on August 31, 2008 and bears an initial interest rate of 5.0% per annum and increases to 8.0% per annum on July 1, 2008. The Company may elect to extend the maturity date of the Note until January 31, 2009, in which case the interest rate increases to 14.0% per annum beginning on September 1, 2008.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” or “continues” or the negative of such terms or other comparable terminology. These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization and billing rates, number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions, including those in the credit markets, do not change from current expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Please see “Risk Factors” in our 2007 Annual Report on Form 10-K for a complete description of the material risks we face.

OVERVIEW

Our Business
Huron is an independent provider of financial and operational consulting services, with clients that include Fortune 500 companies, medium-sized businesses, leading academic institutions, healthcare organizations, and the law firms that represent these various organizations. We help clients effectively address complex challenges that arise in litigation, disputes, investigations, regulatory compliance, procurement, financial distress, and other sources of significant conflict or change. We also help our clients deliver superior customer and capital market performance through integrated strategic, operational, and organizational change.

We provide our services and manage our business under four operating segments: Health and Education Consulting, Financial Consulting, Legal Consulting, and Corporate Consulting.

•
Health and Education Consulting.  Our Health and Education Consulting segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, turnarounds, merger of affiliation strategies, labor productivity, non-labor cost management, information technology, revenue cycle improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development.

•
Financial Consulting.  Our Financial Consulting segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes and litigation, as well as valuation analysis related to business acquisitions. This segment also consults with management in the areas of corporate governance, Sarbanes-Oxley compliance, internal audit, and corporate tax. Additionally, the Financial Consulting segment provides experienced, project leadership and credentialed on-demand resources to assist clients with finance and accounting projects. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts that serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations.

•
Legal Consulting.  Our Legal Consulting segment provides guidance and business services to address the challenges that confront today’s legal organizations. These services add value to corporate law departments, law firms and government agencies by helping to reduce legal spending, enhance client service delivery, and increase operational effectiveness. These services include digital evidence and discovery services, document review, law firm management services, records management, and strategic and operational improvements.

•
Corporate Consulting.  Our Corporate Consulting segment leads clients through various stages of transformation that result in measurable and sustainable performance improvement. This segment works with clients to solve complex business problems and implements strategies and solutions to effectively address and manage stagnant or declining stock price, acquisitions and divestitures, process inefficiency, third party contracting difficulties, lack of or misaligned performance measurements, margin and cost pressures, performance issues, bank defaults, covenant violations, and liquidity issues.

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

Most of our revenues are generated under billing arrangements that are based on either the number of hours worked or units produced by our revenue-generating professionals at agreed upon rates. We refer to these types of arrangements as time-and-expense engagements. Time-and-expense engagements represented 71.1% and 77.3% of our revenues in the three months ended March 31, 2008 and 2007, respectively.

In fixed-fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed-fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three months ended March 31, 2008 and 2007, fixed-fee engagements represented 27.2% and 21.9% of our revenues, respectively.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. While performance-based fee revenues represented only 1.7% and 0.8% of our revenues for the three months ended March 31, 2008 and 2007, respectively, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

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

Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace.  To achieve this, we have entered into select acquisitions of complementary businesses and continue to hire highly qualified professionals.  Since December 31, 2007, we have increased the number of our full-time billable consultants from 1,209 to 1,234 as of March 31, 2008. Additionally, we have a roster of highly-credentialed variable, on-demand consultants and contract reviewers who are readily available to meet our clients’ needs.

Time-and-expense engagements do not provide us with a high degree of predictability as to performance in future periods. Unexpected changes in the demand for our services can result in significant variations in utilization and revenues and present a challenge to optimal hiring and staffing. Moreover, our clients typically retain us on an engagement-by-engagement basis, rather than under long-term recurring contracts. The volume of work performed for any particular client can vary widely from period to period.

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

Carrying Values of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of March 31, 2008 was $223.3 million. Pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually or whenever indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of April 30, 2007 and determined that no impairment of goodwill existed as of that date. Further, no indications of impairment have arisen since that date.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $12.2 million at March 31, 2008, and consist of customer relationships, non-competition agreements, a tradename, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

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

In preparing financial statements, we exercise significant judgment in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period. In determining whether a valuation allowance is warranted, we consider the historical and estimated future taxable income and other relevant factors of the operation recording the respective deferred tax asset. If actual results differ from our estimates, or if these estimates are adjusted in future periods, an adjustment to the valuation allowance may be required. To the extent that we increase the valuation allowance, our provision for income taxes will increase and our net income will decrease in the period that the adjustment is made. As of March 31, 2008, we have recorded net deferred tax assets totaling $18.8 million and have established a valuation allowance of $1.0 million due to uncertainties relating to our ability to utilize deferred tax assets recorded for foreign operating losses.

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

	Three Months Ended March 31,
Segment and Consolidated Operating Results (in thousands):	2008	2007
Revenues and reimbursable expenses:
Health and Education Consulting	$51,088	$38,852
Financial Consulting	38,811	36,612
Legal Consulting	25,223	23,271
Corporate Consulting	24,272	17,274
Total revenues	139,394	116,009
Total reimbursable expenses	11,613	10,035
Total revenues and reimbursable expenses	$151,007	$126,044
Operating income:
Health and Education Consulting	$22,132	$12,200
Financial Consulting	9,589	16,175
Legal Consulting	6,587	7,902
Corporate Consulting	9,377	4,196
Total segment operating income	47,685	40,473
Operating expenses not allocated to segments	27,056	21,558
Total Operating income	$20,629	$18,915

Other Operating Data:
Number of full-time billable consultants (at period end) (1):
Health and Education Consulting	466	352
Financial Consulting	364	281
Legal Consulting	175	121
Corporate Consulting	229	170
Total	1,234	924
Average number of full-time billable consultants (for the period) (1):
Health and Education Consulting	458	345
Financial Consulting	370	280
Legal Consulting	178	121
Corporate Consulting	231	173
Total	1,237	919
Full-time billable consultant utilization rate (2):
Health and Education Consulting	78.1%	78.3%
Financial Consulting	51.8%	85.0%
Legal Consulting	57.9%	75.5%
Corporate Consulting	65.2%	68.4%
Total	65.0%	78.1%
Full-time billable consultant average billing rate per hour (3):
Health and Education Consulting	$269	$248
Financial Consulting	$268	$298
Legal Consulting	$234	$238
Corporate Consulting	$329	$293
Total	$276	$271
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$103	$94
Financial Consulting	$66	$126
Legal Consulting	$64	$78
Corporate Consulting	$103	$97
Total	$86	$102

	Three Months Ended March 31,
Other Operating Data:	2008	2007
Average number of full-time equivalents (for the period) (4):
Health and Education Consulting	38	63
Financial Consulting	239	10
Legal Consulting	468	395
Corporate Consulting	8	5
Total	753	473
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$104	$103
Financial Consulting	$61	$147
Legal Consulting	$30	$35
Corporate Consulting	$70	$114
Total	$44	$47

———————
(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues
Revenues increased $23.4 million, or 20.2%, to $139.4 million for the first quarter of 2008 from $116.0 million for the first quarter of 2007. Revenues for the first quarter of 2008 included revenues generated by Callaway, which we acquired in July 2007.

Of the overall $23.4 million increase in revenues, $12.8 million was attributable to our full-time billable consultants and $10.6 million was attributable to our full-time equivalents. Full-time equivalents consist of our variable, on-demand consultants, contract reviewers and our document review and processing groups. The $12.8 million increase in full-time billable consultant revenues was attributable to an increase in the number of consultants and an increase in our average billing rate, partially offset by a decline in the utilization rate of our consultants. The $10.6 million increase in full-time equivalent revenues primarily resulted from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants.

Total Direct Costs
Our direct costs increased $16.5 million, or 24.7%, to $83.4 million in the first three months of 2008 from $66.9 million in the first three months of 2007. Approximately $15.7 million of the increase was attributable to the increase in full-time billable consultants and the promotion of our employees during the year, including ten to the managing director level effective January 1, 2008, and their related compensation and benefit costs. Share-based compensation expense associated with our revenue-generating professionals increased $1.3 million, or 48.1%, to $4.0 million in the first quarter of 2008 from $2.7 million in the first quarter of 2007.

Total direct costs for the three months ended March 31, 2007 included $2.2 million of intangible assets amortization expense, primarily attributable to customer contracts acquired in connection with the acquisitions of Wellspring and Glass and that were fully amortized during 2007.

Operating Expenses
Selling, general and administrative expenses increased $6.4 million, or 26.6%, to $30.2 million in the first quarter of 2008 from $23.8 million in the first quarter of 2007. Of the $6.4 million increase, $1.2 million was attributable to increased facilities costs, $1.1 million was due to company and team meetings, $0.9 million was due to higher marketing spending, and $0.9 million resulted from higher recruiting and training costs. Share-based compensation expense associated with our non-revenue-generating professionals increased $0.9 million, or 60.0%, to $2.4 million in the first quarter of 2008 from $1.5 million in the first quarter of 2007.

Depreciation expense increased $0.9 million, or 36.0%, to $3.4 million in the three months ended March 31, 2008 from $2.5 million in the three months ended March 31, 2007 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense increased $0.2 million, or 13.3%, to $1.7 million for the first three months of March 31, 2008 from $1.5 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and a tradename acquired in connection with our acquisitions.

Operating Income
Operating income increased $1.7 million, or 9.1%, to $20.6 million in the first quarter of 2008 from $18.9 million in the first quarter of 2007. The increase in operating income was attributable to the factors discussed above under Revenues, Total Direct Costs and Operating Expenses. Operating margin, defined as operating income expressed as a percentage of revenues, decreased to 14.8% in the three months ended March 31, 2008 from 16.3% in the three months ended March 31, 2007.

Net Income
Net income increased $0.4 million, or 4.1%, to $10.2 million for the three months ended March 31, 2008 from $9.8 million for the comparable period last year. Diluted earnings per share for the first quarter of 2008 was $0.56 compared to $0.55 for the first quarter of 2007.

Segment Results

Health and Education Consulting

Revenues
Health and Education Consulting segment revenues increased $12.2 million, or 31.5%, to $51.1 million for the first quarter of 2008 from $38.9 million for the first quarter of 2007. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 55.0%, 44.5% and 0.5% of this segment’s revenues during the first three months of 2008, respectively, compared  to 55.3%, 43.3% and 1.4%, respectively, for the comparable period in 2007.

Of the overall $12.2 million increase in revenues, $14.7 million was attributable to our full-time billable consultants, partially offset by a decrease of $2.5 million attributable to our full-time equivalents. The $14.8 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the average billing rate per hour for this segment, partially offset by a slight decline in the utilization rate of our consultants.

Operating Income
Health and Education Consulting segment operating income increased $9.9 million, or 81.4%, to $22.1 million in the three months ended March 31, 2008 from $12.2 million in the three months ended March 31, 2007. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 43.3% for the first quarter of 2008 from 31.4% in the same period last year. The increase in this segment’s operating margin reflects lower total compensation cost as a percentage of revenues, coupled with lower total compensation cost per consultant, as well as the absence of amortization expense.

Financial Consulting

Revenues
Financial Consulting segment revenues increased $2.2 million, or 6.0%, to $38.8 million for the first quarter of 2008 from $36.6 million for the first quarter of 2007. Revenues for the first quarter of 2008 included revenues generated by Callaway, which we acquired in July 2007. For the first three months of 2008 and 2007, most of this segment’s revenues were from time-and-expense engagements.

Of the overall $2.2 million increase in revenues, $13.1 million was attributable to our full-time equivalents, which was largely offset by a decrease of $10.9 million attributable to our full-time billable consultants. The $10.9 million decrease in full-time billable consultant revenues was primarily due to a decline in this segment’s utilization rate as we added a significant number of consultants over the past twelve months, coupled with several large engagements during the first quarter of 2007 that have since wound down. The $13.1 million increase in full-time equivalent revenues resulted from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants.

Operating Income
Financial Consulting segment operating income decreased $6.6 million, or 40.7%, to $9.6 million in the three months ended March 31, 2008 from $16.2 million in the three months ended March 31, 2007. Segment operating margin declined to 24.7% for the first quarter of 2008 from 44.2% in the same period last year. The decline was attributable to lower utilization of this segment’s full-time billable consultants as discussed above.

Legal Consulting

Revenues
Legal Consulting segment revenues increased $1.9 million, or 8.4%, to $25.2 million for the first quarter of 2008 from $23.3 million for the first quarter of 2007. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 86.6%, 10.1% and 3.3% of this segment’s revenues during the first three months of 2008, respectively, compared to 95.5%, 4.2% and 0.3%, respectively, for the comparable period in 2007.

The $1.9 million increase in revenues was primarily attributable to our full-time billable consultants. This increase in full-time billable consultant revenues reflected greater demand from our clients, which was partially offset by a lower utilization of our consultants as we added a significant number of professionals to this segment over the past twelve months.

Operating Income
Legal Consulting segment operating income decreased $1.3 million, or 16.6%, to $6.6 million in the three months ended March 31, 2008 from $7.9 million in the three months ended March 31, 2007. Segment operating margin decreased to 26.1% for the first quarter of 2008 from 34.0% in the same period last year. The decline was attributable to higher total compensation cost as a percentage of revenues resulting from lower utilization of this segment’s full-time billable consultants as discussed above.

Corporate Consulting

Revenues
Corporate Consulting segment revenues increased $7.0 million, or 40.5%, to $24.3 million for the first quarter of 2008 from $17.3 million for the first quarter of 2007. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 49.2%, 45.5% and 5.3% of this segment’s revenues during the first three months of 2008, respectively, compared to 57.6%, 40.4% and 2.0%, respectively, for the comparable period in 2007.

The $7.0 million increase in revenues was attributable to our full-time billable consultants. This increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the average billing rate per hour for this segment, partially offset by a decline in the utilization rate of our consultants.

Operating Income
Corporate Consulting segment operating income increased $5.2 million, or 123.5%, to $9.4 million in the three months ended March 31, 2008 from $4.2 million in the three months ended March 31, 2007. Segment operating margin increased to 38.6% for the first quarter of 2008 from 24.3% in the same period last year. The increase in this segment’s operating margin reflects lower total compensation cost as a percentage of revenues and the absence of amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $11.3 million, from $3.0 million at December 31, 2007 to $14.3 million at March 31, 2008. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility. Our cash requirements during the first and second quarters of the year typically exceed our cash flows from operations due to the payments of annual bonuses and additional purchase consideration for business acquisitions.

Cash flows used in operating activities totaled $28.5 million for the three months ended March 31, 2008, compared to $14.0 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits.  The volume of billings and timing of collections and payments affect these account balances. Cash used for operations during the first quarter of 2008 primarily consisted of cash payments for bonuses, payroll and related benefits that were accrued for at December 31, 2007. Receivables from clients and unbilled services increased $14.6 million during the three months ended March 31, 2008 as more services were rendered compared to the same period last year.

Cash used in investing activities was $16.6 million for the three months ended March 31, 2008 and $100.5 million for the same period last year. The use of cash in the first quarter of 2008 primarily related to payments of additional purchase consideration earned by the selling shareholders of Galt, Glass and Callaway, all of which were businesses that we acquired, as well as the purchases of property and equipment. The use of cash in the first quarter of 2007 primarily related to the acquisitions of Wellspring and Glass.

At March 31, 2008, we had a credit agreement with various financial institutions under which we may borrow up to $200.0 million. Borrowings under the credit agreement are limited by any outstanding letters of credit, which totaled $5.9 million at March 31, 2008. Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement.  Interest will be based on a spread, ranging from 0.50% to 1.25%, over the London Interbank Offered Rate (“LIBOR”) or a spread, ranging from -0.50% to 0%, over the base rate, which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate, as selected by us. All outstanding principal is due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require us to maintain certain interest coverage ratio, total debt to EBITDA ratio, and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders.

During the first quarter of 2008, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired that were accrued for at December 31, 2007. We also made borrowings throughout the quarter to fund our daily operations. During the three months ended March 31, 2008, the average daily outstanding balance under our credit facility was $148.4 million. Borrowings outstanding under this credit facility at March 31, 2008 totaled $177.0 million and bear a weighted-average interest rate of 3.7%. Borrowings outstanding at December 31, 2007 totaled $123.5 million and bear a weighted-average interest rate of 6.1%. At both March 31, 2008 and December 31, 2007, the Company was in compliance with its financial debt covenants.

On April 1, 2008, we executed a fifth amendment to the credit agreement, increasing the maximum amount of principal that may be borrowed from $200.0 million to $240.0 million. Under the amended agreement, fees and interest on borrowings vary based on our total debt to EBITDA ratio as set forth in the amended credit agreement.  Interest will be based on a spread, ranging from 0.875% to 2.000%, over LIBOR or a spread, ranging from 0% to 0.75%, over the base rate, which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate, as selected by us. Under the amended agreement, our borrowings outstanding at March 31, 2008 would have carried a weighted-average interest rate of 4.5%. The fifth amendment to the credit agreement also allows us to incur additional debt in the amount of $23.0 million in connection with the amendment to the Callaway Asset Purchase Agreement as described below. All outstanding borrowings under the credit agreement continue to be due upon the expiration of the agreement on February 23, 2012, but can be repaid earlier.  We are currently negotiating a larger credit facility that may have terms different than those of the fifth amendment to the credit agreement. Alternatively, we may further modify the terms of the credit agreement, without accelerating the maturity date or reducing the amount available under the credit agreement.

Subsequent to entering into the fifth amendment to the credit agreement, on April 2, 2008, we borrowed $19.0 million to fund the $24.1 million owed to the selling shareholders of Wellspring for additional purchase consideration. With this borrowing, the aggregate amount of borrowings outstanding as of April 2, 2008 totaled $190.0 million and carried a weighted-average interest rate of 4.6%.

On April 4, 2008, we entered into an amendment to the Callaway Asset Purchase Agreement dated as of July 28, 2007, whereby we settled the earn-out provision under Section 3.3 of the agreement in consideration for $23.0 million, payable in the form of a promissory note (the “Note”), and the waiver of certain indemnity obligations.  However, the non-compete obligations of the selling shareholders were not modified. Upon delivery of the Note to the selling shareholders, Sections 3.3, 3.4 and 3.5 of the agreement were terminated in their entirety. The Note matures on August 31, 2008 and bears an initial interest rate of 5.0% per annum and increases to 8.0% per annum on July 1, 2008. We may elect to extend the maturity date of the Note until January 31, 2009, in which case the interest rate increases to 14.0% per annum beginning on September 1, 2008.

Future Needs
Our primary financing need has been to fund our growth.  Our growth strategy is to expand our service offerings, which will require investment in new hires, acquisitions of complementary businesses, expansion into other geographic areas, and capital expenditures for information technology, office space, furniture and fixtures, as well as leasehold improvements. In connection with our past business acquisitions, we may be required under earn-out provisions to pay additional purchase consideration to the sellers if specific performance targets are met. We also have other cash commitments as described below in contractual obligations. We intend to fund such growth and obligations with funds generated from operations and borrowings under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions and cash commitments. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and the overall condition of the credit markets, which have been unstable recently.

CONTRACTUAL OBLIGATIONS

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2007 (in thousands).

	Less than 1 Year (2008)	1 to 3 Years (2009 to 2010)	4 to 5 Years (2011 to 2013)	More than 5 Years (2013 and thereafter)	Total
Additional purchase consideration	$32,422	$—	$—	$—	$32,422
Notes payable	1,000	—	—	—	1,000
Interest on notes payable	40	—	—	—	40
Capital lease obligations	309	234	—	—	543
Long-term bank borrowings	—	—	123,500	—	123,500
Purchase obligations	4,336	1,002	3	—	5,341
Operating lease obligations	16,015	29,383	29,283	13,590	88,271
Total contractual obligations	$54,122	$30,619	$152,786	$13,590	$251,117

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

During the first three months of 2008, we had net borrowings totaling $53.5 million, primarily to fund additional purchase consideration for business acquisitions and to fund our 2007 bonuses that were paid in the first quarter of 2008. As of March 31, 2008, outstanding borrowings totaled $177.0 million. Although outstanding principal under our credit facility is not contractually due until February 2012, we may periodically make repayments to the extent we have excess cash on hand.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change prior practice. We adopted SFAS No. 157 effective beginning on January 1, 2008 for financial assets and financial liabilities, which did not have any impact on our financial statements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed by one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, such as goodwill and intangible assets, effective January 1, 2009, which is not expected to have a material impact on our future financial position, results of operations, earnings per share, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 effective beginning on January 1, 2008. The adoption of this statement did not have any impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. SFAS No. 141R will be effective for us beginning on January 1, 2009 and will apply prospectively to business combinations that we complete on or after that date. This statement retains the acquisition method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact on us include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. We are currently evaluating the impact that the adoption of this statement may have on our future financial position, results of operations, earnings per share, and cash flows.

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

We are exposed to market risks related to interest rates and changes in the market value of our investments. We generally do not enter into interest rate swaps, caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR, Federal Funds rate or prime rate. At March 31, 2008, we had borrowings outstanding totaling $177.0 million that bear a weighted-average interest rate of 3.7%. A one percent change in this interest rate would have a $1.8 million effect on our pre-tax income.

At March 31, 2008, we had a note payable in the amount of $1.0 million that will become due on May 8, 2008. We are not exposed to material interest rate risks in respect to this note as it bears a fixed interest rate at 4.0% per annum and also due to its short-term maturity.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business.  As of the date of this Quarterly Report on Form 10-Q, the Company is not a party to or threatened with any other litigation or legal proceeding that, in the opinion of management, could have a material adverse effect on the Company’s business, operating results or financial condition.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in the Company’s 2007 Annual Report on Form 10-K for a complete description of the material risks it faces. There have been no material changes to the Company’s business risk factors since December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock plans permit the netting of common stock upon vesting of restricted stock awards and the exercise of stock options to satisfy individual tax withholding requirements. During the quarter ended March 31, 2008, the Company redeemed 94,282 shares of its common stock with a weighted-average fair market value of $58.24 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted-Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2008	3,335	$80.63	N/A	N/A
February 2008	52,246	$60.65	N/A	N/A
March 2008	38,701	$53.06	N/A	N/A
Total	94,282	$58.24	N/A	N/A
——————
N/A – Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	May 6, 2008	/s/ Gary L. Burge
Gary L. Burge
Vice President,
Chief Financial Officer and Treasurer