Form 10-Q
period 2008-06-30
Huron Consulting Group Inc.
filed 2008-08-05
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 29, 2008, approximately 20,749,965 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$14,335	$2,993
Receivables from clients, net	90,198	86,867
Unbilled services, net	43,255	28,245
Income tax receivable	7,636	13,492
Deferred income taxes	13,960	13,680
Prepaid expenses and other current assets	13,298	10,435
Total current assets	182,682	155,712
Property and equipment, net	44,378	38,147
Deferred income taxes	2,662	3,628
Other non-current assets	12,876	8,737
Intangible assets, net	10,519	13,936
Goodwill	246,386	223,053
Total assets	$499,503	$443,213

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,138	$5,823
Accrued expenses	16,206	17,748
Accrued payroll and related benefits	29,490	58,279
Accrued consideration for business acquisitions	—	32,422
Income tax payable	2,843	1,342
Deferred revenues	7,377	5,278
Note payable and current portion of capital lease obligations	23,246	1,309
Total current liabilities	87,300	122,201
Non-current liabilities:
Deferred compensation and other liabilities	5,233	3,795
Capital lease obligations, net of current portion	127	234
Bank borrowings	179,500	123,500
Deferred lease incentives	9,046	9,699
Total non-current liabilities	193,906	137,228
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 19,553,211 and 19,279,176 shares issued at June 30, 2008 and December 31, 2007, respectively	185	182
Treasury stock, at cost, 328,428 and 589,755 shares at June 30, 2008 and December 31, 2007, respectively	(18,297)	(20,703)
Additional paid-in capital	128,128	116,148
Retained earnings	108,123	88,101
Accumulated other comprehensive income	158	56
Total stockholders’ equity	218,297	183,784
Total liabilities and stockholders’ equity	$499,503	$443,213

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues and reimbursable expenses:
Revenues	$143,408	$118,266	$282,802	$234,275
Reimbursable expenses	12,565	10,910	24,178	20,945
Total revenues and reimbursable expenses	155,973	129,176	306,980	255,220
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	85,991	66,508	169,435	133,411
Intangible assets amortization	24	2,304	48	4,544
Reimbursable expenses	12,578	10,814	24,188	20,931
Total direct costs and reimbursable expenses	98,593	79,626	193,671	158,886
Operating expenses:
Selling, general and administrative	31,780	25,606	61,942	49,433
Depreciation and amortization	5,370	4,177	10,508	8,219
Total operating expenses	37,150	29,783	72,450	57,652
Operating income	20,230	19,767	40,859	38,682
Other income (expense):
Interest income (expense), net	(2,294)	(1,825)	(4,127)	(3,250)
Other income (expense)	(35)	95	(329)	125
Total other expense	(2,329)	(1,730)	(4,456)	(3,125)
Income before provision for income taxes	17,901	18,037	36,403	35,557
Provision for income taxes	8,092	7,936	16,381	15,645
Net income	$9,809	$10,101	$20,022	$19,912

Earnings per share:
Basic	$0.56	$0.60	$1.15	$1.19
Diluted	$0.54	$0.56	$1.10	$1.11

Weighted average shares used in calculating earnings per share:
Basic	17,558	16,842	17,465	16,784
Diluted	18,178	17,993	18,197	17,881

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income	Stockholders’ Equity
Balance at December 31, 2007	18,244,073	$182	$(20,703)	$116,148	$88,101	$56	$183,784
Comprehensive income:
Net income	—	—	—	—	20,022	—	20,022
Foreign currency translation adjustment	—	—	—	—	—	102	102
Total comprehensive income							20,124
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	157,331	2	8,150	(8,152)	—	—	—
Exercise of stock options	131,010	1	—	180	—	—	181
Share-based compensation	—	—	—	13,568	—	—	13,568
Shares redeemed for employee tax withholdings	—	—	(5,744)	—	—	—	(5,744)
Income tax benefit on share- based compensation	—	—	—	6,384	—	—	6,384
Balance at June 30, 2008	18,532,414	$185	$(18,297)	$128,128	$108,123	$158	$218,297

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$20,022	$19,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,556	12,763
Deferred income taxes	687	(7,171)
Share-based compensation	13,568	9,051
Allowances for doubtful accounts and unbilled services	1,172	4,219
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(1,647)	(19,623)
Increase in unbilled services	(17,866)	(12,741)
Decrease in income tax receivable / payable, net	7,356	1,987
Increase in other assets	(5,755)	(8,572)
Increase in accounts payable and accrued liabilities	3,357	3,880
Decrease in accrued payroll and related benefits	(28,789)	(7,324)
Increase (decrease) in deferred revenues	2,099	(1,599)
Net cash provided by (used in) operating activities	4,760	(5,218)

Cash flows from investing activities:
Purchases of property and equipment, net	(13,324)	(8,094)
Net investment in life insurance policies	(1,249)	(1,641)
Purchases of businesses, net of cash acquired	(34,554)	(98,345)
Net cash used in investing activities	(49,127)	(108,080)

Cash flows from financing activities:
Proceeds from exercise of stock options	181	405
Shares redeemed for employee tax withholdings	(5,744)	(1,894)
Tax benefit from share-based compensation	6,384	3,866
Proceeds from borrowings under line of credit	173,500	184,500
Repayments on line of credit	(117,500)	(85,500)
Principal payment of note payable and capital lease obligations	(1,214)	(1,141)
Net cash provided by financing activities	55,607	100,236

Effect of exchange rate changes on cash	102	(73)

Net increase (decrease) in cash and cash equivalents	11,342	(13,135)
Cash and cash equivalents at beginning of the period	2,993	16,572
Cash and cash equivalents at end of the period	$14,335	$3,437

Supplemental disclosure of cash flow information:
Non-cash investing activity:
Issuance of note payable for purchase of a business	$23,000	$—

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008. Certain amounts reported in the previous year have been reclassified to conform to the 2008 presentation. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. SFAS No. 141R will be effective for the Company beginning on January 1, 2009 and will apply prospectively to business combinations that the Company completes on or after that date. This statement retains the acquisition method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact to the Company include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

recognized in earnings, except in certain situations.

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

4. Business Combinations

Acquisition of Stockamp & Associates, Inc. (Subsequent Event)

On July 8, 2008, the Company acquired Stockamp & Associates, Inc., (“Stockamp”), a management consulting firm specializing in helping high-performing hospitals and health systems optimize their financial and operational performance. With the acquisition of Stockamp, the Company will expand its presence in the hospital consulting market and will be better positioned to serve multiple segments of the healthcare industry, including major health systems, academic medical centers and community hospitals. This acquisition was consummated on July 8, 2008 and the results of operations of Stockamp will be included within the Health and Education Consulting segment beginning on that date.

The initial purchase price paid at closing of approximately $218.5 million consisted of $168.5 million paid in cash and $50.0 million paid through the issuance of 1,100,740 shares of the Company’s common stock.  Of the 1,100,740 shares of common stock issued, 330,222 shares with an aggregate value of $15.0 million were deposited into escrow for a period of one year, beginning on July 8, 2008, to secure certain indemnification obligations of Stockamp and its shareholders.  The cash portion of the initial purchase price was financed with borrowings under the Company’s credit agreement as described in note “10. Subsequent Events.”

The purchase agreement provides for the following potential payments after the closing date:

1.	A payment based on the net working capital of Stockamp as of the closing date, which will be recorded as an adjustment to the initial purchase price.

2.
On the date that is six months and one day after the closing date (the “Contingent Payment Date”), the Company will pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock at the election of the Company) the amount, if any, equal to $35 million less the value of the common stock issued on the closing date, based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Payment Date. No payment will be made if the common stock so valued equals or exceeds $35.0 million on the Contingent Payment Date. Any additional payment resulting from this price protection will not change the purchase consideration.

3.
When the shares of common stock are released to Stockamp (the “Contingent Escrow Payment Date”), the Company will pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock at the election of the Company) the amount, if any, equal to $15.0 million (or such pro rata portion thereof, to the extent fewer than all shares are being released) less the value of the common stock released from escrow based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Escrow Payment Date. No payment will be made if the common stock so valued equals or exceeds $15 million on the Contingent Escrow Payment Date (or the applicable pro rata portion thereof). Any additional payment resulting from this price protection will not change the purchase consideration.

4.
For the period beginning on the closing date and ending on December 31, 2011, additional purchase consideration may be payable if specific performance targets are met. Such amounts will be recorded as additional purchase consideration and an adjustment to goodwill.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

Based on a preliminary valuation that is subject to refinement, the Company estimates the purchase price allocation as follows: approximately $5.0 million of current assets, net of current liabilities, approximately $2.0 million of property and equipment, approximately $32.0 million of identifiable intangible assets, and approximately $179.5 million of goodwill. The Company intends to deduct the goodwill for income tax purposes.

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

The aggregate purchase price of this acquisition was approximately $88.4 million, consisting of $58.5 million in cash paid at closing, $1.5 million in cash paid upon the collection of receivables acquired, $0.6 million of transaction costs, a $4.8 million working capital adjustment, and $23.0 million paid in the form of a note payable relating to the settlement of the earn-out provision in the Callaway Asset Purchase Agreement, as described in note “7. Line of Credit and Note Payable.” The $58.5 million paid at closing was financed with borrowings under the Company’s bank credit agreement.

The identifiable intangible assets that were acquired totaled $5.7 million and have an estimated weighted average useful life of 27 months, which consists of customer contracts totaling $1.9 million (5 months useful life), customer relationships totaling $2.4 million (19 months useful life), and non-competition agreements totaling $1.4 million (72 months useful life). Additionally, the Company recorded approximately $72.0 million of goodwill, which the Company is deducting for income tax purposes.

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

The aggregate purchase price of this acquisition was approximately $90.2 million, consisting of $64.7 million in cash paid at closing, $0.4 million of transaction costs, a $0.7 million working capital adjustment, $0.3 million in cash paid upon the collection of receivables acquired, and $24.1 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met. The Company financed this acquisition with a combination of cash on hand and borrowings of $55.0 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

Concurrent with the Stockamp acquisition described above, on July 8, 2008 the Company entered into an amendment to the Wellspring Stock Purchase Agreement (“Wellspring Amendment”). Effective January 1, 2009, Wellspring will cede the revenue cycle portion of its business to Stockamp and will no longer be eligible for earn-out payments pertaining to that portion of the Wellspring business. In consideration for this, the Company paid the sellers $20.0 million through the issuance of 440,296 shares of its common stock. In addition, on the date that is six months and one day after the date of the Wellspring Amendment (the “Wellspring Contingent Payment Date”), the Company will pay the sellers (in cash, shares of common stock, or any combination of cash and common stock at the election of the Company) the amount, if any, equal to $20.0 million less the value of the common stock issued on the date of the Wellspring Amendment, based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Wellspring Contingent Payment Date. No payment will be made if the common stock so valued equals or exceeds $20.0 million on the Wellspring Contingent Payment Date. Any additional payment resulting from this price protection will not change the purchase consideration. The earn-out provision, as amended, pertaining to the non-revenue cycle portion of Wellspring’s business will remain in effect through December 31, 2011.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

The identifiable intangible assets that were acquired totaled $13.1 million and have an estimated weighted average useful life of 26 months, which consists of customer contracts totaling $4.7 million (9 months useful life), customer relationships totaling $3.9 million (20 months useful life), non-competition agreements totaling $2.4 million (72 months useful life), and a tradename valued at $2.1 million (24 months useful life). Additionally, the Company recorded approximately $80.6 million of goodwill, which the Company is not deducting for income tax purposes.

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

The identifiable intangible assets that were acquired totaled $4.3 million and have an estimated weighted average useful life of 37 months, which consists of customer contracts totaling $1.0 million (6 months useful life), customer relationships totaling $1.1 million (19 months useful life), and non-competition agreements totaling $2.2 million (60 months useful life). Additionally, the Company recorded approximately $29.5 million of goodwill, which the Company is deducting for income tax purposes.

Purchase Price Allocations
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the Company’s significant business acquisitions.

	Callaway July 29, 2007	Wellspring January 2, 2007	Glass January 2, 2007
Assets Acquired:
Current assets	$12,418	$9,868	$2,705
Property and equipment	698	1,073	215
Non-current assets	23	—	23
Intangible assets	5,700	13,100	4,300
Goodwill	71,989	80,566	29,517
	90,828	104,607	36,760
Liabilities Assumed:
Current liabilities	2,354	9,128	1,727
Non-current liabilities	94	5,278	—
	2,448	14,406	1,727

Net Assets Acquired	$88,380	$90,201	$35,033

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

Pro Forma Financial Data
The following unaudited pro forma financial data for the three and six months ended June 30, 2007 give effect to the acquisition of Callaway as if it had been completed at the beginning of the period. The actual results from the acquisition of Callaway have been included within the Company’s consolidated financial results since July 29, 2007. The unaudited pro forma financial data are not necessarily indicative of the results that would have been achieved if the acquisition had occurred on the date indicated, nor are they necessarily indicative of future results.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenues, net of reimbursable expenses	$134,490	$264,605
Operating income	$21,383	$40,500
Income before provision for income taxes	$18,788	$35,640
Net income	$10,545	$19,961
Earnings per share:
Basic	$0.63	$1.19
Diluted	$0.59	$1.12

The actual results from the acquisitions of Wellspring and Glass have been included within the Company’s consolidated financial results since January 2, 2007; therefore, 2007 pro forma financial information is not presented.

5. Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2008.

	Health and Education Consulting	Financial Consulting	Legal Consulting	Corporate Consulting	Total
Balance as of December 31, 2007	$93,561	$50,314	$15,312	$63,866	$223,053
Additional purchase price subsequently recorded for business combinations	86	23,009	44	194	23,333
Balance as of June 30, 2008	$93,647	$73,323	$15,356	$64,060	$246,386

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets amortization expense was $1.7 million and $3.4 million for the three and six months ended June 30, 2008, respectively. Intangible assets amortization expense was $3.9 million and $7.7 million for the three and six months ended June 30, 2007, respectively. Including the estimated intangible assets acquired related to the acquisition of Stockamp, estimated intangible assets amortization expense is $15.1 million for 2008, $10.2 million for 2009, $7.8 million for 2010, $5.2 million for 2011, $3.3 million for 2012, and $1.5 million for 2013.  Actual amortization expense could differ from these estimated amounts as a result of the finalization of the Stockamp valuation, future acquisitions and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

Intangible assets are as follows:

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$9,826	$5,843	$9,826	$3,814
Non-competition agreements	8,273	2,476	8,273	1,690
Tradename	2,100	1,575	2,100	1,050
Technology and software	585	371	585	294
Total	$20,784	$10,265	$20,784	$6,848

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$9,809	$10,101	$20,022	$19,912

Weighted average common shares outstanding – basic	17,558	16,842	17,465	16,784
Weighted average common stock equivalents	620	1,151	732	1,097
Weighted average common shares outstanding – diluted	18,178	17,993	18,197	17,881

Basic earnings per share	$0.56	$0.60	$1.15	$1.19
Diluted earnings per share	$0.54	$0.56	$1.10	$1.11

There were approximately 451,800 anti-dilutive securities for the three and six months ended June 30, 2008 and none for the three months ended June 30, 2007.  For the six months ended June 30, 2007, there were approximately 1,600 anti-dilutive securities.

7. Line of Credit and Note Payable

At June 30, 2008, the Company had a credit agreement with various financial institutions under which it may borrow up to $240.0 million. Borrowings under the credit agreement are limited by any outstanding letters of credit, which totaled $5.9 million at June 30, 2008. Fees and interest on borrowings vary based on the Company’s total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement.  Interest is based on a spread, ranging from 0.875% to 2.000%, over the London Interbank Offered Rate (“LIBOR”) or a spread, ranging from 0.0% to 0.75%, over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate, as selected by the Company). All outstanding principal is due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require the Company to maintain certain interest coverage and total debt to EBITDA ratios, and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders. Borrowings outstanding under this credit facility at June 30, 2008 totaled $179.5 million and carried a weighted-average interest rate of 4.2%, all of which the Company has classified as long-term as the principal is not due until 2012. Borrowings outstanding at December 31, 2007 were $123.5 million and carried a weighted-average interest rate of 6.1%. At both June 30, 2008 and December 31, 2007, the Company was in compliance with its financial debt covenants.

In July 2008, the Company amended the credit agreement as described in note “10. Subsequent Events.”

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

On April 4, 2008, the Company entered into an amendment to the Callaway Asset Purchase Agreement, dated as of July 28, 2007, whereby the Company settled the earn-out provision under Section 3.3 of the agreement in consideration for $23.0 million, payable in the form of a promissory note (the “Note”), and the waiver of certain indemnity obligations.  The Note matures on August 31, 2008 and bears an initial interest rate of 5.0% per annum and increases to 8.0% per annum on July 1, 2008. The Company may elect to extend the maturity date of the Note until January 31, 2009, in which case the interest rate increases to 14.0% per annum beginning on September 1, 2008.  At June 30, 2008, accrued interest for this note was $0.3 million.

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

Guarantees
Guarantees in the form of letters of credit totaling $5.9 million and $6.1 million were outstanding at June 30, 2008 and December 31, 2007, respectively, to support certain office lease obligations.

In connection with certain business acquisitions, the Company may be required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $30.0 million for the year ending December 31, 2008. This estimate does not take into account the potential earn-out that may be earned by Stockamp, which we acquired on July 8, 2008 as described in note “4. Business Combinations.” Additional purchase consideration earned by certain sellers totaled $32.4 million for the year ended December 31, 2007.

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

•
Financial Consulting.  This segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes and litigation, as well as valuation analysis related to business acquisitions. This segment also consults with management in the areas of corporate governance, Sarbanes-Oxley compliance, internal audit, and corporate tax. Additionally, the Financial Consulting segment provides experienced, project leadership and consultants with a variety of financial and accounting credentials and prior corporate experience as needed to assist clients with finance and accounting projects. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts who serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations.

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

The table below sets forth information about the Company’s operating segments for the three and six months ended June 30, 2008 and 2007, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Health and Education Consulting:
Revenues	$56,696	$42,810	$107,784	$81,662
Operating income	$22,679	$14,021	$44,811	$26,221
Segment operating income as a percent of segment revenues	40.0%	32.8%	41.6%	32.1%
Financial Consulting:
Revenues	$34,789	$32,669	$73,600	$69,281
Operating income	$7,980	$15,281	$17,569	$31,456
Segment operating income as a percent of segment revenues	22.9%	46.8%	23.9%	45.4%
Legal Consulting:
Revenues	$30,498	$22,795	$55,721	$46,066
Operating income	$10,076	$7,272	$16,663	$15,174
Segment operating income as a percent of segment revenues	33.0%	31.9%	29.9%	32.9%
Corporate Consulting:
Revenues	$21,425	$19,992	$45,697	$37,266
Operating income	$6,617	$5,920	$15,994	$10,116
Segment operating income as a percent of segment revenues	30.9%	29.6%	35.0%	27.1%
Total Company:
Revenues	$143,408	$118,266	$282,802	$234,275
Reimbursable expenses	12,565	10,910	24,178	20,945
Total revenues and reimbursable expenses	$155,973	$129,176	$306,980	$255,220

Statement of operations reconciliation:
Segment operating income	$47,352	$42,494	$95,037	$82,967
Charges not allocated at the segment level:
Other selling, general and administrative expenses	21,752	18,550	43,670	36,066
Depreciation and amortization	5,370	4,177	10,508	8,219
Other expense (income)	2,329	1,730	4,456	3,125
Income before provision for income taxes	$17,901	$18,037	$36,403	$35,557

10. Subsequent Events

Amendment to Credit Agreement
On July 8, 2008, the Company executed a sixth amendment to the credit agreement, increasing the maximum amount of principal that may be borrowed from $240.0 million to $460.0 million, with an accordion feature allowing for an additional amount of up to $60.0 million to be borrowed upon approval from the lenders.  The amended credit agreement consists of a $240.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”) which was drawn in a single advance of $220.0 million on July 8, 2008.  The Revolver and Term Loan are secured by a pledge of 100% of the voting stock or other equity interests in the Company’s domestic subsidiaries and 65% of the voting stock or other equity interests in the Company’s foreign subsidiaries. Under the amended agreement, fees and interest on borrowings vary based on the Company’s total debt to EBITDA ratio as set forth in the amended credit agreement.  Interest is based on a spread, ranging from 1.50% to 2.50%, over LIBOR or a spread, ranging from 0.50% to 1.50%, over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate, as selected by the Company).  The Term Loan is subject to quarterly amortization of principal in fifteen consecutive quarterly installments beginning on September 30, 2008, with the first fourteen installments being $5.5 million each.  The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012.  All

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands, except per share amounts)

outstanding borrowings under the Revolver will be due upon the expiration of the agreement on February 23, 2012, but can be repaid earlier.

Concurrent with this amendment to the credit agreement, the Company borrowed $164.0 million to fund the acquisition of Stockamp as described in note “4. Business Combinations.” After consideration of this borrowing, the aggregate amount of borrowings outstanding as of July 8, 2008 totaled $347.0 million and carries a current weighted-average interest rate of approximately 5.0%, excluding bank arrangement fees. Also, on July 8, 2008, the Company entered into an amendment to the Wellspring Stock Purchase Agreement, whereby the Company settled the earn-out provision for the revenue cycle portion of Wellspring’s business. See note “4. Business Combinations” for further details relating to these subsequent events.

Restructuring and Severance Charges
During July 2008, the Company initiated reductions in workforce to balance its employee base with current revenue expectations, market demand, and areas of focus. These initiatives will include the elimination of the operational consulting group within the Corporate Consulting segment and a reduction in the number of consultants in the Financial Consulting segment. The Company estimates restructuring and severance charges relating to the workforce reductions of approximately $2 million, all of which is expected to be paid in the third quarter of 2008.

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

•
Financial Consulting.  Our Financial Consulting segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes and litigation, as well as valuation analysis related to business acquisitions. This segment also consults with management in the areas of corporate governance, Sarbanes-Oxley compliance, internal audit, and corporate tax. Additionally, the Financial Consulting segment provides experienced, project leadership and consultants with a variety of financial and accounting credentials and prior corporate experience as needed to assist clients with finance and accounting projects. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts that serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations.

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

A large portion of our revenues is generated by our full-time billable consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, consisting of finance and accounting consultants and specialized operational consultants who work variable schedules as needed by our clients. Our other professionals also include our document review and electronic data discovery groups who utilize contract reviewers and information technology professionals. Our document review and electronic data discovery groups generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or data processed. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time billable consultants and other professionals collectively as revenue-generating professionals.

Revenues generated by our full-time billable consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our full-time equivalents are largely dependent on the number of consultants we employ, their hours worked and billing rates charged, as well as the number of pages reviewed and amount of data processed in the case of our document review and electronic data discovery groups.

Most of our revenues are generated under billing arrangements that are based on either the number of hours worked or units produced by our revenue-generating professionals at agreed upon rates. We refer to these types of arrangements as time-and-expense engagements. Time-and-expense engagements represented 70.8% and 71.2% of our revenues in the three months ended June 30, 2008 and 2007, respectively, and 70.9% and 74.2% in the six months ended June 30, 2008 and 2007, respectively.

In fixed-fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed-fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three months ended June 30, 2008 and 2007, fixed-fee engagements represented 28.3% and 27.3% of our revenues, respectively; while they represented 27.8% and 24.6% of our revenues in the six months ended June 30, 2008 and 2007, respectively.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. While performance-based fee revenues represented only 0.9% and 1.5% of our revenues for the three months ended June 30, 2008 and 2007, respectively, and 1.3% and 1.2% for the six months ended June 30, 2008 and 2007, respectively, such revenues in the future may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

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

Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace.  To achieve this, we have entered into select acquisitions of complementary businesses and continue to hire highly qualified professionals.  As of June 30, 2008, we had 1,207 full-time billable consultants. Additionally, we have a roster of consultants with a variety of financial and accounting credentials and prior corporate experience who work variable schedules as needed by our clients, as well as contract reviewers who are readily available to meet our clients’ needs.

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

Revenue Recognition
We recognize revenues in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectibility is reasonably assured. Most of our services are rendered under arrangements that require the client to pay based on either the number of hours incurred or units produced by our revenue-generating professionals at agreed-upon rates and recognized as services are provided. Revenues related to fixed-fee engagements are recognized based on estimates of services provided versus the total services to be provided under the engagement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. To date, such losses have not been significant. Revenues related to performance-based engagements are recognized when all performance-based criteria are met. We also have contracts with clients to deliver multiple services that are covered under both individual and separate engagement letters. These arrangements allow for our services to be valued and accounted for on a separate basis. We recognize reimbursable expenses related to time and expense and fixed-fee engagements as revenue in the period in which the expense is incurred. We recognize reimbursable expenses subject to performance-based criteria as revenue when all performance criteria are met. We recognize direct costs incurred on all types of engagements, including performance-based engagements, in the period in which incurred.

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

Carrying Values of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of June 30, 2008 was $246.4 million. Pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually or whenever indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of April 30, 2008 and determined that no impairment of goodwill existed as of that date. Further, no indications of impairment have arisen since that date.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $10.5 million at June 30, 2008, and consist of customer relationships, non-competition agreements, a tradename, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

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

In preparing financial statements, we exercise significant judgment in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period. In determining whether a valuation allowance is warranted, we consider the historical and estimated future taxable income and other relevant factors of the operation recording the respective deferred tax asset. If actual results differ from our estimates, or if these estimates are adjusted in future periods, an adjustment to the valuation allowance may be required. To the extent that we increase the valuation allowance, our provision for income taxes will increase and our net income will decrease in the period that the adjustment is made. As of June 30, 2008, we have recorded net deferred tax assets totaling $16.6 million and have established a valuation allowance of $1.3 million due to uncertainties relating to our ability to utilize deferred tax assets recorded for foreign operating losses.

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

Segment and Consolidated Operating Results	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands):	2008	2007	2008	2007
Revenues and reimbursable expenses:
Health and Education Consulting	$56,696	$42,810	$107,784	$81,662
Financial Consulting	34,789	32,669	73,600	69,281
Legal Consulting	30,498	22,795	55,721	46,066
Corporate Consulting	21,425	19,992	45,697	37,266
Total revenues	143,408	118,266	282,802	234,275
Total reimbursable expenses	12,565	10,910	24,178	20,945
Total revenues and reimbursable expenses	$155,973	$129,176	$306,980	$255,220
Operating income:
Health and Education Consulting	$22,679	$14,021	$44,811	$26,221
Financial Consulting	7,980	15,281	17,569	31,456
Legal Consulting	10,076	7,272	16,663	15,174
Corporate Consulting	6,617	5,920	15,994	10,116
Total segment operating income	47,352	42,494	95,037	82,967
Operating expenses not allocated to segments	27,122	22,727	54,178	44,285
Total Operating income	$20,230	$19,767	$40,859	$38,682

Other Operating Data:
Number of full-time billable consultants (at period end) (1):
Health and Education Consulting	489	355
Financial Consulting	338	291
Legal Consulting	159	126
Corporate Consulting	221	168
Total	1,207	940
Average number of full-time billable consultants (for the period) (1):
Health and Education Consulting	481	356	467	350
Financial Consulting	352	288	360	284
Legal Consulting	166	122	170	122
Corporate Consulting	225	170	226	170
Total	1,224	936	1,223	926
Full-time billable consultant utilization rate (2):
Health and Education Consulting	80.8%	80.5%	79.5%	79.4%
Financial Consulting	51.9%	74.6%	51.9%	79.8%
Legal Consulting	62.6%	79.0%	60.1%	77.3%
Corporate Consulting	62.3%	77.1%	63.8%	72.7%
Total	66.8%	77.9%	65.9%	78.0%
Full-time billable consultant average billing rate per hour (3):
Health and Education Consulting	$267	$255	$268	$252
Financial Consulting	$285	$311	$276	$304
Legal Consulting	$236	$247	$235	$243
Corporate Consulting	$303	$311	$317	$302
Total	$273	$281	$275	$276
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$106	$99	$210	$193
Financial Consulting	$66	$111	$131	$237
Legal Consulting	$68	$85	$133	$163
Corporate Consulting	$91	$114	$196	$213
Total	$87	$104	$174	$206

	Three Months Ended June 30,		Six Months Ended June 30,
Other Operating Data:	2008	2007	2008	2007
Average number of full-time equivalents (for the period) (4):
Health and Education Consulting	50	60	43	60
Financial Consulting	185	6	212	8
Legal Consulting	619	341	544	368
Corporate Consulting	9	6	8	5
Total	863	413	807	441
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$113	$125	$223	$234
Financial Consulting	$63	$97	$124	$256
Legal Consulting	$31	$36	$61	$71
Corporate Consulting	$98	$91	$181	$223
Total	$43	$51	$87	$98

—————————
(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
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
(4)
Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues
Revenues increased $25.1 million, or 21.3%, to $143.4 million for the second quarter of 2008 from $118.3 million for the second quarter of 2007. Revenues for the second quarter of 2008 included revenues generated by Callaway, which we acquired in July 2007.

Of the overall $25.1 million increase in revenues, $8.7 million was attributable to our full-time billable consultants and $16.4 million was attributable to our full-time equivalents. Full-time equivalents consist of our variable, on-demand consultants, contract reviewers and our document review and processing groups. The $8.7 million increase in full-time billable consultant revenues was attributable to an increase in the number of consultants, partially offset by a decline in both our average billing rate and utilization rate of our consultants. The $16.4 million increase in full-time equivalent revenues resulted from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants, as well as increased usage of contract reviewers in our document review group.

Total Direct Costs
Our direct costs increased $19.5 million, or 29.3%, to $86.0 million in the second quarter of 2008 from $66.5 million in the second quarter of 2007. Approximately $15.7 million of the increase was attributable to the increase in full-time billable consultants and the promotion of our employees during the year, including ten to the managing director level effective January 1, 2008, and their related compensation and benefit costs. Additionally, $2.3 million of the increase in direct costs was attributable to an increased usage of independent contractors. Share-based compensation expense associated with our revenue-generating professionals increased $1.4 million, or 50.0%, to $4.2 million in the second quarter of 2008 from $2.8 million in the second quarter of 2007.

Total direct costs for the three months ended June 30, 2007 included $2.3 million of intangible assets amortization expense, primarily attributable to customer contracts acquired in connection with the acquisitions of Wellspring and Glass and that were fully amortized during 2007.

Operating Expenses
Selling, general and administrative expenses increased $6.2 million, or 24.1%, to $31.8 million in the second quarter of 2008 from $25.6 million in the second quarter of 2007. Of the $6.2 million increase, $2.4 million was due to higher marketing spending, $2.1 million was attributable to higher salaries and related benefit costs, and $1.3 million was attributable to increased facilities costs. Share-based compensation expense associated with our non-revenue-generating professionals increased $0.9 million, or 42.9%, to $3.0 million in the second quarter of 2008 from $2.1 million in the second quarter of 2007.

Depreciation expense increased $1.1 million, or 42.3%, to $3.7 million in the three months ended June 30, 2008 from $2.6 million in the three months ended June 30, 2007 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense increased slightly to $1.7 million for the three months ended June 30, 2008 from $1.6 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and a tradename acquired in connection with our acquisitions.

Operating Income
Operating income increased $0.4 million, or 2.3%, to $20.2 million in the second quarter of 2008 from $19.8 million in the second quarter of 2007. Operating margin, defined as operating income expressed as a percentage of revenues, decreased to 14.1% in the three months ended June 30, 2008 from 16.7% in the three months ended June 30, 2007. The decline in operating margin was attributable to higher total compensation cost as a percentage of revenues, partially offset by a decrease in direct intangible assets amortization.

Net Income
Net income decreased slightly to $9.8 million for the three months ended June 30, 2008 from $10.1 million for the comparable period last year. Diluted earnings per share for the second quarter of 2008 was $0.54 compared to $0.56 for the second quarter of 2007.

Segment Results

Health and Education Consulting

Revenues
Health and Education Consulting segment revenues increased $13.9 million, or 32.4%, to $56.7 million for the second quarter of 2008 from $42.8 million for the second quarter of 2007. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 53.3%, 44.8% and 1.9% of this segment’s revenues during the three months ended June 30, 2008, respectively, compared  to 51.1%, 47.6% and 1.3%, respectively, for the comparable period in 2007.

Of the overall $13.9 million increase in revenues, $15.8 million was attributable to our full-time billable consultants, partially offset by a decrease of $1.9 million attributable to our full-time equivalents. The $15.8 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, an increase in the average billing rate per hour for this segment, as well as a slight increase in the utilization rate of our consultants.

Operating Income
Health and Education Consulting segment operating income increased $8.7 million, or 61.8%, to $22.7 million in the three months ended June 30, 2008 from $14.0 million in the three months ended June 30, 2007. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 40.0% for the second quarter of 2008 from 32.8% in the same period last year. The increase in this segment’s operating margin reflects lower total compensation cost as a percentage of revenues, coupled with lower total compensation cost per consultant, as well as the absence of amortization expense.

Financial Consulting

Revenues
Financial Consulting segment revenues increased $2.1 million, or 6.5%, to $34.8 million for the second quarter of 2008 from $32.7 million for the second quarter of 2007. Revenues for the second quarter of 2008 included revenues generated by Callaway, which we acquired in July 2007. For the second quarter of 2008 and 2007, most of this segment’s revenues were from time-and-expense engagements.

Of the overall $2.1 million increase in revenues, $11.1 million was attributable to our full-time equivalents, which was largely offset by a decrease of $9.0 million attributable to our full-time billable consultants. The $9.0 million decrease in full-time billable consultant revenues was primarily due to a decline in this segment’s utilization rate as we added a significant number of consultants during the second half of 2007, coupled with several large engagements during the first half of 2007 that have since wound down. The $11.1 million increase in full-time equivalent revenues resulted from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants.

Operating Income
Financial Consulting segment operating income decreased $7.3 million, or 47.8%, to $8.0 million in the three months ended June 30, 2008 from $15.3 million in the three months ended June 30, 2007. Segment operating margin declined to 22.9% for the second quarter of 2008 from 46.8% in the same period last year. The decline was attributable to lower utilization of this segment’s full-time billable consultants as discussed above.

Legal Consulting

Revenues
Legal Consulting segment revenues increased $7.7 million, or 33.8%, to $30.5 million for the second quarter of 2008 from $22.8 million for the second quarter of 2007. Revenues from time-and-expense engagements and fixed-fee engagements represented 92.9% and 7.1% of this segment’s revenues during the three months ended June 30, 2008, respectively, compared to 91.6% and 6.7%, respectively, for the comparable period in 2007.  Revenues from performance-based engagements were immaterial in the second quarter of 2008 and represented 1.7% of revenues in the second quarter of 2007.

The $7.7 million increase in revenues was primarily attributable to our full-time equivalents, reflecting a greater demand for our document review services.

Operating Income
Legal Consulting segment operating income increased $2.8 million, or 38.6%, to $10.1 million in the three months ended June 30, 2008 from $7.3 million in the three months ended June 30, 2007. Segment operating margin increased to 33.0% for the second quarter of 2008 from 31.9% in the same period last year. The slight increase in this segment’s operating margin was attributable to lower total compensation cost as a percentage of revenues.

Corporate Consulting

Revenues
Corporate Consulting segment revenues increased $1.4 million, or 7.2%, to $21.4 million for the second quarter of 2008 from $20.0 million for the second quarter of 2007. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 44.6%, 54.6% and 0.8% of this segment’s revenues during the three months ended June 30, 2008, respectively, compared to 46.4%, 49.1% and 4.5%, respectively, for the comparable period in 2007.

The $1.4 million increase in revenues was primarily attributable to our full-time billable consultants. This increase in full-time billable consultant revenues reflected an increase in the number of consultants, partially offset by a decline in the utilization rate of our consultants and a decrease in the average billing rate per hour for this segment.

Operating Income
Corporate Consulting segment operating income increased $0.7 million, or 11.8%, to $6.6 million in the three months ended June 30, 2008 from $5.9 million in the three months ended June 30, 2007. Segment operating margin increased to 30.9% for the second quarter of 2008 from 29.6% in the same period last year. The slight increase in this segment’s operating margin reflects lower operating expenses and the absence of amortization expense, partially offset by higher total compensation cost as a percentage of revenues.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues
Revenues increased $48.5 million, or 20.7%, to $282.8 million for the first half of 2008 from $234.3 million for the first half of 2007. Revenues for the first half of 2008 included revenues generated by Callaway, which we acquired in July 2007.

Of the overall $48.5 million increase in revenues, $21.5 million was attributable to our full-time billable consultants and $27.0 million was attributable to our full-time equivalents. The $21.5 million increase in full-time billable consultant revenues was attributable to an increase in the number of consultants, partially offset by a decline in the utilization rate and a slight decrease in the average billing rate of our consultants. The $27.0 million increase in full-time equivalent revenues resulted from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants, as well as increased usage of contract reviewers in our document review group.

Total Direct Costs
Our direct costs increased $36.0 million, or 27.0%, to $169.4 million in the first half of 2008 from $133.4 million in the first half of 2007. Approximately $31.3 million of the increase was attributable to the increase in full-time billable consultants and the promotion of our employees during the year, including ten to the managing director level effective January 1, 2008, and their related compensation and benefit costs. Additionally, $1.6 million of the increase in direct costs was attributable to an increased usage of independent contractors. Share-based compensation expense associated with our revenue-generating professionals increased $2.7 million, or 49.1%, to $8.2 million in the first half of 2008 from $5.5 million in the comparable period last year.

Total direct costs for the six months ended June 30, 2007 included $4.5 million of intangible assets amortization expense, primarily attributable to customer contracts acquired in connection with the acquisitions of Wellspring and Glass and that were fully amortized during 2007.

Operating Expenses
Selling, general and administrative expenses increased $12.5 million, or 25.3%, to $61.9 million in the first half of 2008 from $49.4 million in the first half of 2007. Of the $12.5 million increase, $3.4 million was due to higher marketing spending, $2.5 million was attributable to higher salaries and related benefit costs, another $2.5 million was attributable to increased facilities costs, and $1.3 million was due to an increase in company and team meetings. Share-based compensation expense associated with our non-revenue-generating professionals increased $1.7 million, or 47.2%, to $5.3 million in the first half of 2008 from $3.6 million in the comparable period last year.

Depreciation expense increased $2.0 million, or 39.2%, to $7.1 million in the six months ended June 30, 2008 from $5.1 million in the six months ended June 30, 2007 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense increased slightly to $3.4 million for the six months ended June 30, 2008 from $3.1 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and a tradename acquired in connection with our acquisitions.

Operating Income
Operating income increased $2.2 million, or 5.6%, to $40.9 million in the first half of 2008 from $38.7 million in the first half of 2007. Operating margin decreased to 14.4% in the six months ended June 30, 2008 from 16.5% in the six months ended June 30, 2007.

Net Income
Net income increased slightly to $20.0 million for the six months ended June 30, 2008 from $19.9 million for the comparable period last year. Diluted earnings per share for the first half of 2008 was $1.10 compared to $1.11 for the first half of 2007.

Segment Results

Health and Education Consulting

Revenues
Health and Education Consulting segment revenues increased $26.1 million, or 32.0%, to $107.8 million for the first half of 2008 from $81.7 million for the first half of 2007. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 54.1%, 44.7% and 1.2% of this segment’s revenues during the six months ended June 30, 2008, respectively, compared  to 53.2%, 45.5% and 1.3%, respectively, for the comparable period in 2007.

Of the overall $26.1 million increase in revenues, $30.5 million was attributable to our full-time billable consultants, partially offset by a decrease of $4.4 million attributable to our full-time equivalents. The $30.5 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the average billing rate per hour for this segment.

Operating Income
Health and Education Consulting segment operating income increased $18.6 million, or 70.9%, to $44.8 million in the six months ended June 30, 2008 from $26.2 million in the six months ended June 30, 2007. Segment operating margin increased to 41.6% for the first half of 2008 from 32.1% in the same period last year. The increase in this segment’s operating margin reflects lower total compensation cost as a percentage of revenues, coupled with lower total compensation cost per consultant, as well as the absence of amortization expense.

Financial Consulting

Revenues
Financial Consulting segment revenues increased $4.3 million, or 6.2%, to $73.6 million for the first half of 2008 from $69.3 million for the first half of 2007. Revenues for the first half of 2008 included revenues generated by Callaway, which we acquired in July 2007. For the first half of 2008 and 2007, most of this segment’s revenues were from time-and-expense engagements.

Of the overall $4.3 million increase in revenues, $24.2 million was attributable to our full-time equivalents, which was largely offset by a decrease of $19.9 million attributable to our full-time billable consultants. The $19.9 million decrease in full-time billable consultant revenues was primarily due to a decline in this segment’s utilization rate as we added a significant number of consultants during the second half of 2007, coupled with several large engagements during the first half of 2007 that have since wound down. The $24.2 million increase in full-time equivalent revenues resulted from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants.

Operating Income
Financial Consulting segment operating income decreased $13.9 million, or 44.1%, to $17.6 million in the six months ended June 30, 2008 from $31.5 million in the six months ended June 30, 2007. Segment operating margin declined to 23.9% for the first half of 2008 from 45.4% in the same period last year. The decline was attributable to lower utilization of this segment’s full-time billable consultants as discussed above.

Legal Consulting

Revenues
Legal Consulting segment revenues increased $9.6 million, or 21.0%, to $55.7 million for the first half of 2008 from $46.1 million for the first half of 2007. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 90.0%, 8.5% and 1.5% of this segment’s revenues during the six months ended June 30, 2008, respectively, compared to 93.6%, 5.4% and 1.0%, respectively, for the comparable period in 2007.

Of the overall $9.6 million increase in revenues, $2.8 million was attributable to our full-time billable consultants and $6.8 million was attributable to our full-time equivalents. The $2.8 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, partially offset by a decline in the utilization rate of our consultants, as well as a decrease in the average billing rate per hour for this segment. The $6.8 million increase in full-time equivalent revenues reflected a greater demand for our document review services.

Operating Income
Legal Consulting segment operating income increased $1.5 million, or 9.8%, to $16.7 million in the six months ended June 30, 2008 from $15.2 million in the six months ended June 30, 2007. Segment operating margin decreased to 29.9% for the first half of 2008 from 32.9% in the same period last year due to higher total compensation cost as a percentage of revenues.

Corporate Consulting

Revenues
Corporate Consulting segment revenues increased $8.4 million, or 22.6%, to $45.7 million for the first half of 2008 from $37.3 million for the first half of 2007. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 47.0%, 49.8% and 3.2% of this segment’s revenues during the six months ended June 30, 2008, respectively, compared to 51.6%, 45.1% and 3.3%, respectively, for the comparable period in 2007.

The $8.4 million increase in revenues was primarily attributable to our full-time billable consultants. This increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the average billing rate per hour for this segment, partially offset by a decline in the utilization rate of our consultants.

Operating Income
Corporate Consulting segment operating income increased $5.9 million, or 58.1%, to $16.0 million in the six months ended June 30, 2008 from $10.1 million in the six months ended June 30, 2007. Segment operating margin increased to 35.0% for the first half of 2008 from 27.1% for the comparable period last year. The increase in this segment’s operating margin reflects lower total compensation cost as a percentage of revenues and the absence of amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $11.3 million, from $3.0 million at December 31, 2007 to $14.3 million at June 30, 2008. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Cash flows provided by operating activities totaled $4.8 million for the six months ended June 30, 2008, compared to cash flows used in operating activities of $5.2 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. The increase in cash provided by operations during the first half of 2008 was attributable to growth in our client receivables moderating. Receivables from clients and unbilled services increased $19.5 million during the six months ended June 30, 2008 as compared to $32.4 million during the same period last year.  This was partially offset by cash paid for bonuses, payroll and related benefits that were accrued for at December 31, 2007.

Cash used in investing activities was $49.1 million for the six months ended June 30, 2008 and $108.1 million for the same period last year. The use of cash in the first half of 2008 primarily related to payments of additional purchase consideration earned by the selling shareholders of Galt, Glass and Wellspring, all of which were businesses that we acquired, as well as the purchases of property and equipment. The use of cash in the first half of 2007 primarily related to the acquisitions of Wellspring and Glass.

At June 30, 2008, we had a credit agreement with various financial institutions under which we may borrow up to $240.0 million. Borrowings under the credit agreement are limited by any outstanding letters of credit, which totaled

$5.9 million at June 30, 2008. Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement.  Interest is based on a spread, ranging from 0.875% to 2.000%, over the London Interbank Offered Rate (“LIBOR”) or a spread, ranging from 0.0% to 0.75%, over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate, as selected by us). All outstanding principal is due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require us to maintain certain interest coverage and total debt to EBITDA ratios, and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the lenders.

During the first six months of 2008, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired that were accrued for at December 31, 2007. We also made borrowings to fund our daily operations. During the six months ended June 30, 2008, the average daily outstanding balance under our credit facility was $168.9 million. Borrowings outstanding under this credit facility at June 30, 2008 totaled $179.5 million and carried a weighted-average interest rate of 4.2%. Borrowings outstanding at December 31, 2007 totaled $123.5 million and carried a weighted-average interest rate of 6.1%. At both June 30, 2008 and December 31, 2007, the Company was in compliance with its financial debt covenants.

In July 2008, we amended the credit agreement as described below under “Subsequent Events.”

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

Future Needs
Our primary financing need has been to fund our growth.  Our growth strategy is to expand our service offerings, which will require investment in new hires, acquisitions of complementary businesses, expansion into other geographic areas, and capital expenditures for information technology, office space, furniture and fixtures, as well as leasehold improvements. In connection with our past business acquisitions, we may be required under earn-out provisions to pay additional purchase consideration to the sellers if specific performance targets are met. We also have other cash commitments as presented below in contractual obligations. Further, with the amended credit agreement as described below under “Subsequent Events,” we will have future cash needs to repay our term loan. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and the overall condition of the credit markets, which have been unstable recently.

CONTRACTUAL OBLIGATIONS

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2007 (in thousands).

	Less than 1 Year (2008)	1 to 3 Years (2009 to 2010)	4 to 5 Years (2011 to 2013)	More than 5 Years (2013 and thereafter)	Total
Additional purchase consideration	$32,422	$—	$—	$—	$32,422
Note payable	1,000	—	—	—	1,000
Interest on note payable	40	—	—	—	40
Capital lease obligations	309	234	—	—	543
Long-term bank borrowings	—	—	123,500	—	123,500
Purchase obligations	4,336	1,002	3	—	5,341
Operating lease obligations	16,015	29,383	29,283	13,590	88,271
Total contractual obligations	$54,122	$30,619	$152,786	$13,590	$251,117

In connection with certain business acquisitions, we may be required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $30.0 million for the year ending December 31, 2008. This estimate does not take into account the potential earn-out that may be earned by Stockamp & Associates, Inc., which we acquired on July 8, 2008 as described below under “Subsequent Events.”

As described above under “Liquidity and Capital Resources,” we issued a $23.0 million note payable during the second quarter of 2008 to settle the earn-out provision under the Callaway Asset Purchase Agreement.  This note has an initial maturity date of August 31, 2008 but we have the option to extend the maturity date to January 31, 2009.

During the six months ended June 30, 2008, we had net borrowings totaling $56.0 million, primarily to fund additional purchase consideration for business acquisitions and to fund our 2007 bonuses that were paid in the first quarter of 2008. As of June 30, 2008, outstanding borrowings totaled $179.5 million. Although outstanding principal under our credit facility is not contractually due until February 2012, we may periodically make repayments to the extent we have excess cash on hand.

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

SUBSEQUENT EVENTS

Amendment to Credit Agreement
On July 8, 2008, we executed a sixth amendment to the credit agreement, increasing the maximum amount of principal that may be borrowed from $240.0 million to $460.0 million, with an accordion feature allowing for an additional amount of up to $60.0 million to be borrowed upon approval from the lenders.  The amended credit agreement consists of a $240.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”) which was drawn in a single advance of $220.0 million on July 8, 2008.  The Revolver and Term Loan are secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and

65% of the voting stock or other equity interests in our foreign subsidiaries. Under the amended agreement, fees and interest on borrowings vary based on our total debt to EBITDA ratio as set forth in the amended credit agreement.  Interest is based on a spread, ranging from 1.50% to 2.50%, over LIBOR or a spread, ranging from 0.50% to 1.50%, over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate, as selected by us).  The Term Loan is subject to quarterly amortization of principal in fifteen consecutive quarterly installments beginning on September 30, 2008, with the first fourteen installments being $5.5 million each.  The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012.  All outstanding borrowings under the Revolver will be due upon the expiration of the agreement on February 23, 2012, but can be repaid earlier.

Concurrent with this amendment to the credit agreement, we borrowed $164.0 million to fund the acquisition of Stockamp as described below. After consideration of this borrowing, the aggregate amount of borrowings outstanding as of July 8, 2008 totaled $347.0 million and carries a current weighted-average interest rate of approximately 5.0%, excluding bank arrangement fees.

Acquisition of Stockamp & Associates, Inc.
On July 8, 2008, we acquired Stockamp & Associates, Inc., (“Stockamp”), a management consulting firm specializing in helping high-performing hospitals and health systems optimize their financial and operational performance. With the acquisition of Stockamp, we will expand our presence in the hospital consulting market and will be better positioned to serve multiple segments of the healthcare industry, including major health systems, academic medical centers and community hospitals. The initial purchase price paid at closing was approximately $218.5 million consisting of $168.5 million paid in cash and $50.0 million paid through the issuance of 1,100,740 shares of our common stock. Of the 1,100,740 shares of common stock issued, 330,222 shares with an aggregate value of $15.0 million were deposited into escrow for a period of one year, beginning on July 8, 2008, to secure certain indemnification obligations of Stockamp and its shareholders. The purchase price is subject to change based on a net working capital adjustment. For the period beginning on the closing date and ending on December 31, 2011, additional purchase consideration may be payable if specific performance targets are met. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Additionally, we have provided Stockamp with a protection against a decline in the value of the shares issued.

Amendment to Wellspring Stock Purchase Agreement
Concurrent with the Stockamp acquisition on July 8, 2008, we entered into an amendment to the Wellspring Stock Purchase agreement. Effective January 1, 2009, Wellspring will cede the revenue cycle portion of its business to Stockamp and will no longer be eligible for earn-out payments pertaining to that portion of the Wellspring business. In consideration for this, we paid Wellspring $20.0 million through the issuance of 440,296 shares of our common stock. Additionally, we have provided Wellspring with a protection against a decline in the value of the shares issued. The earn-out provision, as amended, pertaining to the non-revenue cycle portion of Wellspring’s business will remain in effect through December 31, 2011.

Restructuring and Severance Charges
During July 2008, we initiated reductions in workforce to balance our employee base with current revenue expectations, market demand, and areas of focus. These initiatives will include the elimination of the operational consulting group within the Corporate Consulting segment and a reduction in the number of consultants in the Financial Consulting segment. We estimate restructuring and severance charges relating to the workforce reductions of approximately $2 million, all of which is expected to be paid in the third quarter of 2008.

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

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR, Federal Funds rate or prime rate. At June 30, 2008, we had borrowings outstanding totaling $179.5 million that carried a weighted-average interest rate of 4.2%. A one percent change in this interest rate would have a $1.8 million effect on our pre-tax income.

At June 30, 2008, we had a note payable in the amount of $23.0 million that will become due on August 31, 2008 and carries an initial interest rate of 5.0% per annum and increases to 8.0% per annum on July 1, 2008. We may elect to extend the maturity date of the note until January 31, 2009, in which case the interest rate increases to 14.0% per annum beginning on September 1, 2008. We are not exposed to material interest rate risks in respect to this note due to its short-term maturity.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s stock plans permit the netting of common stock upon vesting of restricted stock awards and the exercise of stock options to satisfy individual tax withholding requirements. During the quarter ended June 30, 2008, the Company redeemed 5,736 shares of its common stock with a weighted-average fair market value of $44.17 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted-Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2008	2,785	$41.55	N/A	N/A
May 2008	2,951	$46.65	N/A	N/A
June 2008	—	$—	N/A	N/A
Total	5,736	$44.17	N/A	N/A
————————
N/A – Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Huron Consulting Group Inc. was held on May 7, 2008, and a total of 18,474,559 shares were present in person or by proxy at the meeting. The shareholders of Huron Consulting Group Inc. voted on the following proposals:

Proposal No. 1 – Election of directors

Name	Shares For	Shares Withheld
H. Eugene Lockhart	16,983,622	1,490,937
George E. Massaro	18,163,995	310,564

The other members of the Company’s board of directors whose terms of office continued after the meeting were: DuBose Ausley, James D. Edwards, Gary E. Holdren, John McCartney, and John S. Moody.

Proposal No. 2 – To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2008.

Shares For	Shares Against	Shares Abstain	Non-vote
18,270,012	194,567	9,980	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit
10.1	Sixth Amendment to Credit Agreement, dated as of July 8, 2008, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	August 5, 2008	/s/ Gary L. Burge
Gary L. Burge
Vice President,
Chief Financial Officer and Treasurer