Form 10-Q
period 2008-09-30
Huron Consulting Group Inc.
filed 2008-10-30
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 23, 2008, approximately 20,837,460 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

INDEX

		Page
Part I – Financial Information

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Consolidated Statement of Stockholders’ Equity	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II – Other Information

Item 1.	Legal Proceedings	30 – 31

Item 1A.	Risk Factors	31 – 32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signature		34

PART I — FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$14,545	$2,993
Receivables from clients, net	102,267	86,867
Unbilled services, net	61,053	28,245
Income tax receivable	6,469	13,492
Deferred income taxes	15,381	13,680
Prepaid expenses and other current assets	12,943	10,435
Total current assets	212,658	155,712
Property and equipment, net	46,530	38,147
Deferred income taxes	2,811	3,628
Other non-current assets	16,259	8,737
Intangible assets, net	38,195	13,936
Goodwill	451,271	223,053
Total assets	$767,724	$443,213

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,586	$5,823
Accrued expenses	22,131	15,208
Accrued payroll and related benefits	49,931	58,279
Accrued consideration for business acquisitions	21,152	34,962
Income tax payable	3,500	1,342
Deferred revenues	21,175	5,278
Note payable and current portion of capital lease obligations	454	1,309
Total current liabilities	126,929	122,201
Non-current liabilities:
Deferred compensation and other liabilities	5,273	3,795
Capital lease obligations, net of current portion	252	234
Bank borrowings	335,000	123,500
Deferred lease incentives	8,908	9,699
Total non-current liabilities	349,433	137,228
Commitments and contingencies	-	-
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 21,163,784 and 19,279,176 shares issued at September 30, 2008 and December 31,2007, respectively	199	182
Treasury stock, at cost, 376,479 and 589,755 shares at September 30, 2008 and December 31, 2007, respectively	(20,045)	(20,703)
Additional paid-in capital	194,689	116,148
Retained earnings	116,953	88,101
Accumulated other comprehensive income (loss)	(434)	56
Total stockholders’ equity	291,362	183,784
Total liabilities and stockholders’ equity	$767,724	$443,213

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues and reimbursable expenses:
Revenues	$168,659	$134,051	$451,461	$368,326
Reimbursable expenses	16,696	11,286	40,874	32,231
Total revenues and reimbursable expenses	185,355	145,337	492,335	400,557
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	100,263	80,237	269,698	213,648
Intangible assets amortization	3,036	2,208	3,084	6,752
Reimbursable expenses	16,734	11,108	40,922	32,039
Total direct costs and reimbursable expenses	120,033	93,553	313,704	252,439
Operating expenses:
Selling, general and administrative	34,435	25,675	96,377	75,108
Depreciation and amortization	6,260	4,283	16,768	12,502
Restructuring charges	2,343	-	2,343	-
Total operating expenses	43,038	29,958	115,488	87,610
Operating income	22,284	21,826	63,143	60,508
Other income (expense):
Interest income (expense), net	(4,938)	(2,621)	(9,065)	(5,871)
Other income (expense)	(518)	11	(847)	136
Total other expense	(5,456)	(2,610)	(9,912)	(5,735)
Income before provision for income taxes	16,828	19,216	53,231	54,773
Provision for income taxes	7,998	8,729	24,379	24,374
Net income	$8,830	$10,487	$28,852	$30,399

Earnings per share:
Basic	$0.46	$0.61	$1.61	$1.80
Diluted	$0.44	$0.58	$1.54	$1.69

Weighted average shares used in calculating earnings per share:
Basic	18,901	17,033	17,947	16,868
Diluted	19,845	18,137	18,750	17,967

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
Balance at December 31, 2007	18,244,073	$182	$(20,703)	$116,148	$88,101	$56	$183,784
Comprehensive income:
Net income	-	-	-	-	28,852	-	28,852
Foreign currency translation adjustment	-	-	-	-	-	(490)	(490)
Total comprehensive income							28,362
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	342,196	3	6,431	(6,434)	-	-	-
Exercise of stock options	199,047	2	-	229	-	-	231
Business combinations	1,210,814	12	-	54,988	-	-	55,000
Share-based compensation	-	-	-	20,421	-	-	20,421
Shares redeemed for employee tax withholdings	-	-	(5,773)	-	-	-	(5,773)
Income tax benefit on share- based compensation	-	-	-	9,337	-	-	9,337
Balance at September 30, 2008	19,996,130	$199	$(20,045)	$194,689	$116,953	$(434)	$291,362

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$28,852	$30,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,852	19,254
Deferred income taxes	375	(10,165)
Share-based compensation	20,421	14,238
Allowances for doubtful accounts and unbilled services	3,859	5,511
Other	-	8
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(6,354)	(28,290)
Increase in unbilled services	(29,867)	(20,674)
Decrease (increase) in income tax receivable / payable, net	9,181	(319)
Increase in other assets	(7,494)	(4,996)
Increase in accounts payable and accrued liabilities	8,805	2,929
Increase (decrease) in accrued payroll and related benefits	(11,874)	8,471
Increase (decrease) in deferred revenues	8,653	(3,814)
Net cash provided by operating activities	44,409	12,552

Cash flows from investing activities:
Purchases of property and equipment, net	(17,478)	(11,850)
Net investment in life insurance policies	(1,326)	(1,985)
Purchases of businesses, net of cash acquired	(227,537)	(160,515)
Net cash used in investing activities	(246,341)	(174,350)

Cash flows from financing activities:
Proceeds from exercise of stock options	231	431
Shares redeemed for employee tax withholdings	(5,773)	(5,621)
Tax benefit from share-based compensation	9,337	8,772
Proceeds from borrowings under line of credit	575,500	292,000
Repayments on line of credit	(364,000)	(145,500)
Principal payment of note payable and capital lease obligations	(1,321)	(1,139)
Net cash provided by financing activities	213,974	148,943

Effect of exchange rate changes on cash	(490)	25

Net increase (decrease) in cash and cash equivalents	11,552	(12,830)
Cash and cash equivalents at beginning of the period	2,993	16,572
Cash and cash equivalents at end of the period	$14,545	$3,742

Supplemental disclosure of cash flow information:
Non-cash investing activity:
Issuance of common stock in connection with business combinations	$55,000	$-
Issuance of common stock in connection with business combination classified as a liability	$15,000	$-

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008. Certain amounts reported in the previous year have been reclassified to conform to the 2008 presentation. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

recognized in earnings, except in certain situations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for the Company beginning on January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of this statement to have a material impact on its future financial position, results of operations, earnings per share, and cash flows.

4. Business Combinations

Acquisition of Stockamp & Associates, Inc.
On July 8, 2008, the Company acquired Stockamp & Associates, Inc. (“Stockamp”), a management consulting firm specializing in helping high-performing hospitals and health systems optimize their financial and operational performance. With the acquisition of Stockamp, the Company will expand its presence in the hospital consulting market and will be better positioned to serve multiple segments of the healthcare industry, including major health systems, academic medical centers and community hospitals. This acquisition was consummated on July 8, 2008 and the results of operations of Stockamp have been included within the Health and Education Consulting segment since that date.

The aggregate purchase price of this acquisition was approximately $226.1 million, consisting of $168.5 million in cash paid at closing, $1.4 million of transaction costs, a $6.2 million preliminary working capital adjustment, and $50.0 million paid through the issuance of 1,100,740 shares of the Company’s common stock.  Of the 1,100,740 shares of common stock issued, 330,222 shares with an aggregate value of $15.0 million were deposited into escrow for a period of one year, beginning on July 8, 2008, to secure certain indemnification obligations of Stockamp and its shareholders.  The cash portion of the purchase price was financed with borrowings under the Company’s credit agreement.

The purchase agreement also provides for the following future potential payments:

1.
With respect to the shares of common stock not placed in escrow, on the date that is six months and one day after the closing date (the “Contingent Payment Date”), the Company will pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock, at the election of the Company) the amount, if any, equal to $35 million less the value of the common stock issued on the closing date, based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Payment Date. No payment will be made if the common stock so valued equals or exceeds $35.0 million on the Contingent Payment Date. Any additional payment resulting from this price protection will not change the purchase consideration. Based on the average daily closing price of the Company’s common stock for the ten consecutive trading days prior to and including September 30, 2008, the Company would not be obligated to make any price protection payments to Stockamp.

2.
With respect to the shares of common stock placed in escrow, when the shares are released to Stockamp (the “Contingent Escrow Payment Date”), the Company will pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock at the election of the Company) the amount, if any, equal to $15.0 million (or such pro rata portion thereof, to the extent fewer than all shares are being released) less the value of the common stock released from escrow based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Escrow Payment Date. No payment will be made if the common stock so valued equals or exceeds $15 million on the Contingent Escrow Payment Date (or the applicable pro rata portion thereof). Any additional payment resulting from this price protection will not change the purchase consideration. Based on the average daily closing price of the Company’s common stock for the ten consecutive trading days prior to and including September 30, 2008, the Company would not be obligated to make any price protection payments to Stockamp. Because the shares placed in escrow have been issued conditionally since they may be returned to the Company in satisfaction of indemnification arrangements, the $15.0 million is classified as a liability and included in accrued consideration for business acquisitions on the Company’s consolidated balance sheet.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

3.
For the period beginning on the closing date and ending on December 31, 2011, additional purchase consideration may be payable if specific performance targets are met. Such amounts will be recorded as additional purchase consideration and an adjustment to goodwill.

Based on a preliminary valuation that is subject to refinement, the identifiable intangible assets that were acquired totaled approximately $32.9 million and have an estimated weighted average useful life of 6 years, which consists of customer contracts totaling $5.8 million (7 months useful life), customer relationships totaling $11.0 million (12.5 years useful life), software totaling $8.5 million (4 years useful life), non-competition agreements totaling $4.0 million (6 years useful life), and a tradename valued at $3.6 million (2.5 years useful life). Additionally, the Company recorded approximately $184.9 million of goodwill, which the Company intends to deduct for income tax purposes.

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

The aggregate purchase price of this acquisition was approximately $88.4 million, consisting of $58.5 million in cash paid at closing, $1.5 million in cash paid upon the collection of receivables acquired, $0.6 million of transaction costs, a $4.8 million working capital adjustment, and $23.0 million paid in the form of a note payable relating to the settlement of the earn-out provision in the Callaway Asset Purchase Agreement, as described below. The $58.5 million paid at closing was financed with borrowings under the Company’s bank credit agreement.

On April 4, 2008, the Company entered into an amendment to the Callaway Asset Purchase Agreement dated as of July 28, 2007, whereby the Company settled the earn-out provision under Section 3.3 of the agreement in consideration for $23.0 million, payable in the form of a promissory note (the “Note”), and the waiver of certain indemnity obligations.  The Note, along with accrued interest of $0.5 million, was paid in full on August 15, 2008.

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

The aggregate purchase price of this acquisition was approximately $110.2 million, consisting of $64.7 million in cash paid at closing, $0.4 million of transaction costs, a $0.7 million working capital adjustment, $0.3 million in cash paid upon the collection of receivables acquired, $24.1 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met, and $20.0 million to settle certain earn-out provisions as described below. The Company financed this acquisition with a combination of cash on hand and borrowings of $55.0 million under the Company’s bank credit agreement. Additional purchase consideration may be payable if specific performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

Concurrent with the Stockamp acquisition described above, on July 8, 2008 the Company entered into an amendment to the Wellspring Stock Purchase Agreement (“Wellspring Amendment”). Effective January 1, 2009, in connection with the Stockamp acquisition, the Company will combine Wellspring’s revenue cycle business with Stockamp’s revenue cycle business. As such, Wellspring  will no longer be eligible for earn-out payments pertaining to that portion of the Wellspring business. In consideration for this, the Company paid the sellers $20.0 million through the issuance of 440,296 shares of its common stock. In addition, on the date that is six months and one day after the date of the Wellspring Amendment (the “Wellspring Contingent Payment Date”), the Company will pay the sellers (in cash, shares of common stock, or any combination of cash and common stock, at the election of the Company) the amount, if any, equal to $20.0 million less the value of the common stock issued on the date of the Wellspring Amendment, based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Wellspring Contingent Payment Date. No payment will be made if the common stock so valued equals or exceeds $20.0 million on the Wellspring Contingent Payment Date. Any additional payment resulting from this price protection will not change the purchase consideration. Based on the average daily closing price of the Company’s common stock for the ten consecutive trading days prior to and including September 30, 2008, the Company would not be obligated to make any price protection payments to the sellers of Wellspring. The earn-out provision, as amended, pertaining to the non-revenue cycle portion of Wellspring’s business will remain in effect through December 31, 2011.

The identifiable intangible assets that were acquired totaled $13.1 million and have an estimated weighted average useful life of 26 months, which consists of customer contracts totaling $4.7 million (9 months useful life), customer relationships totaling $3.9 million (20 months useful life), non-competition agreements totaling $2.4 million (72 months useful life), and a tradename valued at $2.1 million (24 months useful life). Additionally, the Company recorded approximately $100.6 million of goodwill, which the Company is not deducting for income tax purposes.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

Purchase Price Allocations
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the Company’s significant business acquisitions.

	(Preliminary) Stockamp July 8, 2008	Callaway July 29, 2007	Wellspring January 2, 2007	Glass January 2, 2007
Assets Acquired:
Current assets	$17,769	$12,418	$9,868	$2,705
Property and equipment	2,158	698	1,073	215
Non-current assets	546	23	-	23
Intangible assets	32,900	5,700	13,100	4,300
Goodwill	184,865	72,007	100,566	29,517
	238,238	90,846	124,607	36,760
Liabilities Assumed:
Current liabilities	11,892	2,354	9,128	1,727
Non-current liabilities	232	94	5,278	-
	12,124	2,448	14,406	1,727

Net Assets Acquired	$226,114	$88,398	$110,201	$35,033

Pro Forma Financial Data
The following unaudited pro forma financial data for the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007 give effect to the acquisition of Stockamp as if it had been completed at the beginning of the periods presented. The actual results from the acquisition of Stockamp have been included within the Company’s consolidated financial results since July 8, 2008.

	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenues, net of reimbursable expenses	$509,661	$149,584	$421,347
Operating income	$79,560	$21,421	$60,135
Income before provision for income taxes	$65,499	$16,735	$48,164
Net income	$36,089	$9,024	$26,500
Earnings per share:
Basic	$2.01	$0.51	$1.57
Diluted	$1.92	$0.47	$1.47

The following unaudited pro forma financial data for the three and nine months ended September 30, 2007 give effect to the acquisition of Callaway as if it had been completed at the beginning of the periods presented. The actual results from the acquisition of Callaway have been included within the Company’s consolidated financial results since July 29, 2007.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenues, net of reimbursable expenses	$139,064	$403,669
Operating income	$22,832	$63,331
Income before provision for income taxes	$19,644	$55,284
Net income	$10,740	$30,701
Earnings per share:
Basic	$0.63	$1.82
Diluted	$0.59	$1.71

The actual results from the acquisitions of Wellspring and Glass have been included within the Company’s consolidated financial results since January 2, 2007; therefore, pro forma financial information is not applicable.

The above unaudited pro forma financial data are not necessarily indicative of the results that would have been achieved if the acquisitions had occurred on the dates indicated, nor are they necessarily indicative of future results.

5. Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2008.

	Health and Education Consulting	Financial Consulting	Legal Consulting	Corporate Consulting	Total
Balance as of December 31, 2007	$93,561	$50,314	$15,312	$63,866	$223,053
Goodwill recorded in connection with business combination	184,865	-	-	-	184,865
Additional purchase price subsequently recorded for business combinations(1)	20,086	23,027	44	196	43,353
Balance as of September 30, 2008	$298,512	$73,341	$15,356	$64,062	$451,271

(1)	Primarily consists of additional purchase price paid to the selling shareholders of Callaway and Wellspring in consideration for the settlement of certain earn-out provisions.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets amortization expense was $5.2 million and $8.6 million for the three and nine months ended September 30, 2008, respectively. Intangible assets amortization expense was $3.8 million and $11.4 million for the three and nine months ended September 30, 2007, respectively. Estimated intangible assets amortization expense is $15.0 million for 2008, $10.1 million for 2009, $7.6 million for 2010, $5.2 million for 2011, $3.4 million for 2012, and $1.6 million for 2013.  Actual amortization expense could differ from these estimated amounts as a result of the finalization of the Stockamp valuation, future acquisitions and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

Intangible assets are as follows:

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$5,800	$2,000	$-	$-
Customer relationships	20,826	7,297	9,826	3,814
Non-competition agreements	12,273	3,036	8,273	1,690
Tradenames	5,700	2,198	2,100	1,050
Technology and software	9,085	958	585	294
Total	$53,684	$15,489	$20,784	$6,848

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$8,830	$10,487	$28,852	$30,399

Weighted average common shares outstanding – basic	18,901	17,033	17,947	16,868
Weighted average common stock equivalents	944	1,104	803	1,099
Weighted average common shares outstanding – diluted	19,845	18,137	18,750	17,967

Basic earnings per share	$0.46	$0.61	$1.61	$1.80
Diluted earnings per share	$0.44	$0.58	$1.54	$1.69

There were approximately 74,100 anti-dilutive securities for the three months ended September 30, 2008 and none for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 and 2007, there were approximately 462,500 and 1,600 anti-dilutive securities, respectively.

7. Borrowings

At September 30, 2008, the Company had a credit agreement with various financial institutions under which it may borrow up to $460.0 million, with an accordion feature allowing for an additional amount of up to $60.0 million to be borrowed upon approval from the lenders. The credit agreement consists of a $240.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”), which was drawn in a single advance of $220.0 million on July 8, 2008. Borrowings under the credit agreement are limited by any outstanding letters of credit, which totaled $5.9 million at September 30, 2008. The Revolver and Term Loan are secured by a pledge of 100% of the voting stock or other equity interests in the Company’s domestic subsidiaries and 65% of the voting stock or other equity interests in the Company’s foreign subsidiaries. Fees and interest on borrowings vary based on the Company’s total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement.  Interest is based on a spread, ranging from 1.50% to 2.50%, over the London Interbank Offered Rate (“LIBOR”) or a spread, ranging from 0.50% to 1.50%, over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by the Company. The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments beginning on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require the Company to maintain certain fixed coverage and total debt to EBITDA ratios. In addition, certain acquisitions and similar transactions will need to be approved by the lenders. Borrowings outstanding under this credit facility at September 30, 2008 totaled $335.0 million and carried a weighted-average interest rate of 5.0%, all of which the Company has classified as long-term as the principal under the Revolver is not due until 2012 and the Company intends to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2007 were $123.5 million and carried a weighted-average interest rate of 6.1%. At both September 30, 2008 and December 31, 2007, the Company was in compliance with its financial debt covenants.

8. Restructuring Charges

During the third quarter of 2008, the Company incurred a $2.3 million pre-tax restructuring charge, consisting primarily of severance payments, related to workforce reductions to balance its employee base with current revenue expectations, market demand, and areas of focus. These reductions in workforce included the elimination of the operational consulting group within the Corporate Consulting segment and a reduction in the number of consultants in various other practice groups.  At September 30, 2008, the restructuring reserve balance was $1.2 million, most of which will be paid by December 31, 2008.

9. Commitments and Contingencies

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

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business, including employment matters.  As of the date of this Quarterly Report on Form 10-Q, the Company is not a party to or threatened with any other litigation or legal proceeding that, in the opinion of management, could have a material adverse effect on the financial position or results of operations of the Company.

Guarantees
Guarantees in the form of letters of credit totaling $5.9 million and $6.1 million were outstanding at September 30, 2008 and December 31, 2007, respectively, to support certain office lease obligations.

In connection with certain business acquisitions, the Company is required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Based on current and projected financial performance, the Company anticipates aggregate additional purchase consideration that will be earned by certain sellers to be approximately $40.0 million for the year ending December 31, 2008. Additional purchase consideration earned by certain sellers totaled $32.4 million for the year ended December 31, 2007.

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

•
Health and Education Consulting.  This segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, turnarounds, merger or affiliation strategies, labor productivity, non-labor cost management, information technology, revenue cycle improvement, patient flow and surgical flow improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

The table below sets forth information about the Company’s operating segments for the three and nine months ended September 30, 2008 and 2007, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Health and Education Consulting:
Revenues	$77,653	$49,767	$185,437	$131,429
Operating income	$22,368	$18,783	$67,179	$45,004
Segment operating income as a percent of segment revenues	28.8%	37.7%	36.2%	34.2%
Financial Consulting:
Revenues	$33,929	$39,983	$107,529	$109,264
Operating income	$10,005	$11,656	$27,574	$43,112
Segment operating income as a percent of segment revenues	29.5%	29.2%	25.6%	39.5%
Legal Consulting:
Revenues	$38,137	$23,346	$93,858	$69,412
Operating income	$15,724	$7,243	$32,387	$22,417
Segment operating income as a percent of segment revenues	41.2%	31.0%	34.5%	32.3%
Corporate Consulting:
Revenues	$18,940	$20,955	$64,637	$58,221
Operating income	$3,319	$7,036	$19,313	$17,152
Segment operating income as a percent of segment revenues	17.5%	33.6%	29.9%	29.5%
Total Company:
Revenues	$168,659	$134,051	$451,461	$368,326
Reimbursable expenses	16,696	11,286	40,874	32,231
Total revenues and reimbursable expenses	$185,355	$145,337	$492,335	$400,557

Statement of operations reconciliation:
Segment operating income	$51,416	$44,718	$146,453	$127,685
Charges not allocated at the segment level:
Other selling, general and administrative expenses	22,872	18,609	66,542	54,675
Depreciation and amortization	6,260	4,283	16,768	12,502
Other expense	5,456	2,610	9,912	5,735
Income before provision for income taxes	$16,828	$19,216	$53,231	$54,773

At September 30, 2008, one client’s total receivables and unbilled services balance represented approximately 10.0% of the Company’s total receivables and unbilled services balance. As of October 30, 2008, 30.9% of this client’s total receivables and unbilled services balance was subsequently collected. At December 31, 2007, no single client’s total receivables and unbilled services balance represented greater than 10% of the Company’s total receivables and unbilled services balance.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” or “continues” or the negative of such terms or other comparable terminology. These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization and billing rates, number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions, including those in the credit markets, do not change from current expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Please see “Risk Factors” in our 2007 Annual Report on Form 10-K and in Item 1A of this Quarterly Report on Form 10-Q for a complete description of the material risks we face.

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

•
Health and Education Consulting.  Our Health and Education Consulting segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, turnarounds, merger of affiliation strategies, labor productivity, non-labor cost management, information technology, revenue cycle improvement, patient flow and surgical flow improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development.

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

Recent Acquisition
During the third quarter of 2008, we acquired Stockamp & Associates, Inc. (“Stockamp”), a management consulting firm specializing in helping high-performing hospitals and health systems optimize their financial and operational performance. With the acquisition of Stockamp, we will expand our presence in the hospital consulting market and will be better positioned to serve multiple segments of the healthcare industry, including major health systems, academic medical centers and community hospitals. This acquisition was consummated on July 8, 2008 and the results of operations of Stockamp have been included within our Health and Education Consulting operating segment since that date.

The aggregate purchase price of this acquisition was approximately $226.1 million, consisting of $168.5 million in cash paid at closing, $1.4 million of transaction costs, a $6.2 million preliminary working capital adjustment, and $50.0 million paid through the issuance of 1,100,740 shares of our common stock. Of the 1,100,740 shares of common stock issued, 330,222 shares with an aggregate value of $15.0 million were deposited into escrow for a period of one year, beginning on July 8, 2008, to secure certain indemnification obligations of Stockamp and its shareholders. The purchase price is subject to change based on the finalization of the net working capital adjustment. For the period beginning on the closing date and ending on December 31, 2011, additional purchase consideration may be payable if specific performance targets are met. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Additionally, we have provided Stockamp with a protection against a decline in the value of the shares issued. See “Quantitative and Qualitative Disclosure About Market Risk” for further details relating to the protection.

Concurrent with the Stockamp acquisition, we entered into an amendment to the Wellspring Stock Purchase Agreement. Effective January 1, 2009, in connection with the Stockamp acquisition, we will combine Wellspring’s revenue cycle business with Stockamp’s revenue cycle business. As such, Wellspring will no longer be eligible for earn-out payments pertaining to that portion of the Wellspring business. In consideration for this, we paid Wellspring $20.0 million through the issuance of 440,296 shares of our common stock. Additionally, we have provided Wellspring with a protection against a decline in the value of the shares issued. See “Quantitative and Qualitative Disclosure About Market Risk” for further details relating to the protection. The earn-out provision, as amended, pertaining to the non-revenue cycle portion of Wellspring’s business will remain in effect through December 31, 2011.

How We Generate Revenues
A large portion of our revenues is generated by our full-time billable consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, consisting of finance and accounting consultants and specialized operational consultants who work variable schedules as needed by our clients. Other professionals also include full-time employees who provide software support and maintenance services to our clients. Our other professionals also include our document review and electronic data discovery groups who utilize contract reviewers and information technology professionals. Our document review and electronic data discovery groups generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or data processed. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time billable consultants and other professionals collectively as revenue-generating professionals.

Revenues generated by our full-time billable consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our full-

time equivalents are largely dependent on the number of consultants we employ, their hours worked and billing rates charged, as well as the number of pages reviewed and amount of data processed in the case of our document review and electronic data discovery groups.

Most of our revenues are generated under billing arrangements that are based on either the number of hours worked or units produced by our revenue-generating professionals at agreed upon rates. We refer to these types of arrangements as time-and-expense engagements. Time-and-expense engagements represented 61.7% and 69.3% of our revenues in the three months ended September 30, 2008 and 2007, respectively, and 67.5% and 72.4% in the nine months ended September 30, 2008 and 2007, respectively.

In fixed-fee engagements, we agree to a pre-established fee in exchange for a pre-determined set of consulting services. We set the fees based on our estimates of the costs and timing for completing the fixed-fee engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. For the three months ended September 30, 2008 and 2007, fixed-fee engagements represented 33.5% and 27.0% of our revenues, respectively; while they represented 29.9% and 25.5% of our revenues in the nine months ended September 30, 2008 and 2007, respectively.

Performance-based fee engagements generally tie fees to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. Performance-based fee revenues represented 3.8% and 3.7% of our revenues for the three months ended September 30, 2008 and 2007, respectively, and 2.2% and 2.1% for the nine months ended September 30, 2008 and 2007, respectively. We expect performance-based fee revenues to increase in the future due to our acquisition of Stockamp, which has a larger percentage of performance-based fee engagements. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Stockamp has developed proprietary software that it utilizes in its performance of services to its clients. It licenses this software to clients and provides related training and support. After implementation of the software, clients pay an annual fee for support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period which is generally one year. For the three and nine months ended September 30, 2008, support and maintenance revenues represented 1.0% and 0.4% of our revenues.

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

Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace.  To achieve this, we have entered into select acquisitions of complementary businesses and continue to hire highly qualified professionals.  As of September 30, 2008, we had 1,480 full-time billable consultants. Additionally, we have a roster of consultants with a variety of financial and accounting credentials and prior corporate experience who work variable schedules as needed by our clients, as well as contract reviewers who are readily available to meet our clients’ needs.

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

Carrying Values of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of September 30, 2008 was $451.3 million. Pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually or whenever indications of impairment arise, such as loss of key personnel, unanticipated competition, or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of April 30, 2008 and determined that no impairment of goodwill existed as of that date. Further, no indications of impairment have arisen since that date.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $38.2 million at September 30, 2008, and consist of customer contracts, customer relationships, non-competition agreements, tradenames, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

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

In preparing financial statements, we exercise significant judgment in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period. In determining whether a valuation allowance is warranted, we consider the historical and estimated future taxable income and other relevant factors of the operation recording the respective deferred tax asset. If actual results differ from our estimates, or if these estimates are adjusted in future periods, an adjustment to the valuation allowance may be required. To the extent that we increase the valuation allowance, our provision for income taxes will increase and our net income will decrease in the period that the adjustment is made. As of September 30, 2008, we have recorded net deferred tax assets totaling $18.2 million and have established a valuation allowance of $1.9 million due to uncertainties relating to our ability to utilize deferred tax assets recorded for foreign operating losses.

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

Segment and Consolidated Operating Results	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands):	2008	2007	2008	2007
Revenues and reimbursable expenses:
Health and Education Consulting	$77,653	$49,767	$185,437	$131,429
Financial Consulting	33,929	39,983	107,529	109,264
Legal Consulting	38,137	23,346	93,858	69,412
Corporate Consulting	18,940	20,955	64,637	58,221
Total revenues	168,659	134,051	451,461	368,326
Total reimbursable expenses	16,696	11,286	40,874	32,231
Total revenues and reimbursable expenses	$185,355	$145,337	$492,335	$400,557
Operating income:
Health and Education Consulting	$22,368	$18,783	$67,179	$45,004
Financial Consulting	10,005	11,656	27,574	43,112
Legal Consulting	15,724	7,243	32,387	22,417
Corporate Consulting	3,319	7,036	19,313	17,152
Total segment operating income	51,416	44,718	146,453	127,685
Operating expenses not allocated to segments	29,132	22,892	83,310	67,177
Total Operating income	$22,284	$21,826	$63,143	$60,508

Other Operating Data:
Number of full-time billable consultants (at period end) (1):
Health and Education Consulting	830	417
Financial Consulting	316	358
Legal Consulting	149	165
Corporate Consulting	185	218
Total	1,480	1,158
Average number of full-time billable consultants (for the period) (1):
Health and Education Consulting	800	390	575	367
Financial Consulting	322	321	347	298
Legal Consulting	155	143	166	129
Corporate Consulting	211	194	220	182
Total	1,488	1,048	1,308	976
Full-time billable consultant utilization rate (2):
Health and Education Consulting	81.2%	80.2%	80.2%	79.7%
Financial Consulting	57.0%	68.7%	53.4%	75.8%
Legal Consulting	66.3%	74.6%	62.0%	76.3%
Corporate Consulting	59.8%	69.6%	62.5%	71.6%
Total	71.3%	73.9%	67.9%	76.5%
Full-time billable consultant average billing rate per hour (3):
Health and Education Consulting	$231	$292	$252	$266
Financial Consulting	$281	$276	$278	$295
Legal Consulting	$243	$243	$238	$243
Corporate Consulting	$309	$315	$314	$307
Total	$250	$286	$265	$279
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$87	$110	$291	$301
Financial Consulting	$74	$86	$205	$318
Legal Consulting	$73	$79	$204	$242
Corporate Consulting	$86	$106	$283	$312
Total	$82	$98	$256	$301

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Operating Data:	2008	2007	2008	2007
Average number of full-time equivalents (for the period) (4):
Health and Education Consulting	103	65	63	62
Financial Consulting	160	210	194	75
Legal Consulting	676	342	587	358
Corporate Consulting	8	5	7	5
Total	947	622	851	500
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$81	$104	$285	$335
Financial Consulting	$64	$59	$188	$193
Legal Consulting	$40	$35	$102	$107
Corporate Consulting	$103	$76	$324	$299
Total	$49	$51	$137	$150

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
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
(4)
Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues
Revenues increased $34.6 million, or 25.8%, to $168.7 million for the third quarter of 2008 from $134.1 million for the third quarter of 2007. We acquired Stockamp on July 8, 2008 and therefore, revenues for the third quarter of 2008 included revenues generated by Stockamp while revenues for the third quarter of 2007 did not include any revenues from Stockamp. We acquired Callaway on July 29, 2007 and therefore, revenues for the third quarter of 2008 included three months of revenues generated by Callaway while revenues for the third quarter of 2007 included two months of revenues generated by Callaway.

Of the overall $34.6 million increase in revenues, $19.9 million was attributable to our full-time billable consultants and $14.7 million was attributable to our full-time equivalents. Full-time equivalents consist of our variable, on-demand consultants, contract reviewers and our document review and processing groups, as well as full-time employees who provide software support and maintenance services to our clients. The $19.9 million increase in full-time billable consultant revenues was attributable to an increase in the number of consultants, partially offset by a decline in both our average billing rate and utilization rate of our consultants. The $14.7 million increase in full-time equivalent revenues resulted from greater demand and usage of contract reviewers in our document review group.

Total Direct Costs
Our direct costs increased $20.1 million, or 25.0%, to $100.3 million in the third quarter of 2008 from $80.2 million in the third quarter of 2007. Approximately $13.6 million of the increase was attributable to the increase in full-time billable consultants and the promotion of our employees during the year, including ten to the managing director level effective January 1, 2008, and their related compensation and benefit costs. Additionally, $4.9 million of the increase in direct costs was attributable to an increased usage of independent contractors. Share-based compensation expense associated with our revenue-generating professionals increased $1.0 million, or 32.3%, to $4.1 million in the third quarter of 2008 from $3.1 million in the third quarter of 2007.

Total direct costs for the three months ended September 30, 2008 included $3.0 million of intangible assets amortization expense, representing customer-related assets and software acquired in connection with the Stockamp acquisition.  Total direct costs for the three months ended September 30, 2007 included $2.2 million of intangible assets amortization expense, primarily attributable to customer contracts acquired in connection with the acquisitions of Wellspring and Callaway and that were fully amortized during 2007.

Operating Expenses
Selling, general and administrative expenses increased $8.7 million, or 34.1%, to $34.4 million in the third quarter of 2008 from $25.7 million in the third quarter of 2007. Of the $8.7 million increase, $2.7 million was due to higher marketing spending, $1.3 million was attributable to higher salaries and related benefit costs, and $1.2 million was attributable to increased facilities costs. Additionally, during the third quarter of 2008, we reduced our workforce to balance our employee base with current revenue expectations, market demand and areas of focus. This reduction included the elimination of the operational consulting group within the Corporate Consulting segment and a reduction in the number of consultants in various other practice groups. Restructuring charges associated with these actions were $2.3 million for the third quarter of 2008. Share-based compensation expense associated with our non-revenue-generating professionals increased $0.7 million, or 33.3%, to $2.8 million in the third quarter of 2008 from $2.1 million in the third quarter of 2007.

Depreciation expense increased $1.4 million, or 51.9%, to $4.1 million in the three months ended September 30, 2008 from $2.7 million in the three months ended September 30, 2007 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense increased to $2.2 million for the three months ended September 30, 2008 from $1.6 million for the comparable period last year due to our acquisition of Stockamp. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.

Operating Income
Operating income increased $0.5 million, or 2.1%, to $22.3 million in the third quarter of 2008 from $21.8 million in the third quarter of 2007. Operating margin, defined as operating income expressed as a percentage of revenues, decreased to 13.2% in the three months ended September 30, 2008 from 16.3% in the three months ended September 30, 2007. The decline in operating margin was attributable to higher selling, general and administrative expenses as a percentage of revenues, coupled with the restructuring charges described above.

Net Income
Net income decreased to $8.8 million for the three months ended September 30, 2008 from $10.5 million for the comparable period last year. Interest expense, net of interest income, increased $2.3 million to $4.9 million in the third quarter of 2008 from $2.6 million in the comparable period last year due to an increase in borrowings. Diluted earnings per share for the third quarter of 2008 was $0.44 compared to $0.58 for the third quarter of 2007. The decrease in earnings per share was attributable to a decrease in net income, coupled with the dilutive impact of the shares issued in connection with the acquisition of Stockamp and the amendment to the Wellspring Stock Purchase Agreement.

Segment Results

Health and Education Consulting

Revenues
Health and Education Consulting segment revenues increased $27.9 million, or 56.0%, to $77.7 million for the third quarter of 2008 from $49.8 million for the third quarter of 2007. Revenues for the third quarter of 2008 included revenues from our acquisition of Stockamp while revenues for the third quarter of 2007 did not include any revenues from Stockamp. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 34.0%, 55.8%, 8.0% and 2.2% of this segment’s revenues during the three months ended September 30, 2008, respectively, compared  to 50.2%, 42.7%, 7.1% and 0%, respectively, for the comparable period in 2007.

Of the overall $27.9 million increase in revenues, $26.3 million was attributable to our full-time billable consultants and $1.6 million was attributable to our full-time equivalents. The $26.3 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the utilization rate of our consultants, partially offset by a decrease in the average billing rate per hour for this segment. As described below under “Operating Income,” the acquisition of Stockamp had an unfavorable impact on the average billing rate per hour for the three months ended September 30, 2008 due to the timing of revenue recognition. Excluding the impact of Stockamp, the average billing rate per hour for this segment would have been $301 for the third quarter of 2008 compared to $292 for the comparable period in 2007.

Operating Income
Health and Education Consulting segment operating income increased $3.6 million, or 19.1%, to $22.4 million in the three months ended September 30, 2008 from $18.8 million in the three months ended September 30, 2007. Segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 28.8% for the third quarter of 2008 from 37.7% in the same period last year. The acquisition of Stockamp had an unfavorable impact on this segment’s operating margin for the three months ended September 30, 2008 due to a portion of performance-based revenue that cannot be recognized post-acquisition under generally accepted accounting principles and a significant amount of performance-based revenue that was deferred at September 30, 2008 that will be recognized in the future when all the performance-based criteria in the engagement contracts are met, as well as amortization of intangible assets acquired.

Financial Consulting

Revenues
Financial Consulting segment revenues decreased $6.1 million, or 15.1%, to $33.9 million for the third quarter of 2008 from $40.0 million for the third quarter of 2007. We acquired Callaway on July 29, 2007 and therefore, revenues for the third quarter of 2008 included three months of revenues generated by Callaway while revenues for the third quarter of 2007 included two months of revenues generated by Callaway. For the third quarter of 2008 and 2007, most of this segment’s revenues were from time-and-expense engagements.

Of the overall $6.1 million decrease in revenues, $3.9 million was attributable to our full-time billable consultants and $2.2 million was attributable to our full-time equivalents. The $3.9 million decrease in full-time billable consultant revenues was primarily due to a decline in this segment’s utilization rate. The $2.2 million decrease in full-time equivalent revenues resulted from a decline in demand for our variable, on-demand consultants.

Operating Income
Financial Consulting segment operating income decreased $1.7 million, or 14.2%, to $10.0 million in the three months ended September 30, 2008 from $11.7 million in the three months ended September 30, 2007. Segment operating margin remained steady at 29.5% for the third quarter of 2008 compared to 29.2% in the same period last year.

Legal Consulting

Revenues
Legal Consulting segment revenues increased $14.8 million, or 63.4%, to $38.1 million for the third quarter of 2008 from $23.3 million for the third quarter of 2007. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 94.0%, 5.7% and 0.3% of this segment’s revenues during the three months ended September 30, 2008, respectively, compared to 87.1%, 10.8% and 2.1%, respectively, for the comparable period in 2007.

The $14.8 million increase in revenues was primarily attributable to our full-time equivalents, reflecting a greater demand for our document review services.

Operating Income
Legal Consulting segment operating income increased $8.5 million, or 117.1%, to $15.7 million in the three months ended September 30, 2008 from $7.2 million in the three months ended September 30, 2007. Segment operating margin increased to 41.2% for the third quarter of 2008 from 31.0% in the same period last year. The increase in this segment’s operating margin was attributable to lower total compensation cost as a percentage of revenues.

Corporate Consulting

Revenues
Corporate Consulting segment revenues decreased $2.1 million, or 9.6%, to $18.9 million for the third quarter of 2008 from $21.0 million for the third quarter of 2007. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 50.0%, 49.9% and 0.1% of this segment’s revenues during the three months ended September 30, 2008, respectively, compared to 39.8%, 56.0% and 4.2%, respectively, for the comparable period in 2007.

The $2.1 million decrease in revenues was primarily attributable to a decline in the utilization rate of our full-time billable consultants.

Operating Income
Corporate Consulting segment operating income decreased $3.7 million, or 52.8%, to $3.3 million in the three months ended September 30, 2008 from $7.0 million in the three months ended September 30, 2007. Segment operating margin decreased to 17.5% for the third quarter of 2008 from 33.6% in the same period last year. The decrease in this segment’s operating margin reflects higher total compensation cost as a percentage of revenues and restructuring charges relating to the elimination of our operational consulting group.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues
Revenues increased $83.2 million, or 22.6%, to $451.5 million for the first nine months of 2008 from $368.3 million for the first nine months of 2007. We acquired Stockamp on July 8, 2008 and therefore, revenues for the first nine months of 2008 included three months of revenues generated by Stockamp while revenues for the comparable period in 2007 did not include any revenues from Stockamp. We acquired Callaway on July 29, 2007 and therefore, revenues for the first nine months of 2008 included revenues generated by Callaway while revenues for the comparable period in 2007 included only two months of revenues generated by Callaway.

Of the overall $83.2 million increase in revenues, $41.5 million was attributable to our full-time billable consultants and $41.7 million was attributable to our full-time equivalents. The $41.5 million increase in full-time billable consultant revenues was attributable to an increase in the number of consultants, partially offset by a decline in both the utilization rate and the average billing rate of our consultants. The $41.7 million increase in full-time equivalent revenues resulted from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants, as well as increased demand for our document review services.

Total Direct Costs
Our direct costs increased $56.1 million, or 26.2%, to $269.7 million in the first nine months of 2008 from $213.6 million in the first nine months of 2007. Approximately $44.9 million of the increase was attributable to the increase in full-time billable consultants and the promotion of our employees during the year, including ten to the managing director level effective January 1, 2008, and their related compensation and benefit costs. Additionally, $6.4 million of the increase in direct costs was attributable to an increased usage of independent contractors. Share-based compensation expense associated with our revenue-generating professionals increased $3.7 million, or 43.0%, to $12.3 million in the first nine months of 2008 from $8.6 million in the comparable period last year.

Total direct costs for the nine months ended September 30, 2008 included $3.1 million of intangible assets amortization expense, representing customer-related assets and software acquired in connection with the Stockamp acquisition. Total direct costs for the three months ended September 30, 2007 included $6.8 million of intangible assets amortization expense, primarily attributable to customer contracts acquired in connection with the acquisitions of Wellspring, Glass and Callaway, all of which were fully amortized during 2007.

Operating Expenses
Selling, general and administrative expenses increased $21.3 million, or 28.3%, to $96.4 million in the first nine months of 2008 from $75.1 million in the first nine months of 2007. Of the $21.3 million increase, $6.1 million was due to higher marketing spending, $3.8 million was attributable to higher salaries and related benefit costs, $3.7 million was attributable to increased facilities costs, and $2.7 million was due to an increase in company and team meetings. Additionally, during the third quarter of 2008, we reduced our workforce to balance our employee base with current revenue expectations, market demand and areas of focus. This reduction included the elimination of the operational consulting group within the Corporate Consulting segment and a reduction in the number of consultants in various other practice groups. Restructuring charges associated with these actions were $2.3 million for the nine months ended September 30, 2008. Share-based compensation expense associated with our non-revenue-generating professionals increased $2.4 million, or 42.1%, to $8.1 million in the first nine months of 2008 from $5.7 million in the comparable period last year.

Depreciation expense increased $3.4 million, or 43.6%, to $11.2 million in the nine months ended September 30, 2008 from $7.8 million in the nine months ended September 30, 2007 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense increased to $5.6 million for the nine months ended September 30, 2008 from $4.7 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.

Operating Income
Operating income increased $2.6 million, or 4.4%, to $63.1 million in the first nine months of 2008 from $60.5 million in the first nine months of 2007. Operating margin decreased to 14.0% in the nine months ended September 30, 2008 from 16.4% in the nine months ended September 30, 2007. The decline in operating margin was attributable to higher total compensation cost as a percentage of revenues, coupled with the restructuring charges described above.

Net Income
Net income decreased to $28.9 million for the nine months ended September 30, 2008 from $30.4 million for the comparable period last year. Diluted earnings per share for the first nine months of 2008 was $1.54 compared to $1.69 for the first nine months of 2007. The decrease in earnings per share was attributable to a decrease in net income, coupled with the dilutive impact of the shares issued in connection with the acquisition of Stockamp and the amendment to the Wellspring Stock Purchase Agreement.

Segment Results

Health and Education Consulting

Revenues
Health and Education Consulting segment revenues increased $54.0 million, or 41.1%, to $185.4 million for the first nine months of 2008 from $131.4 million for the first nine months of 2007. Revenues for the first nine months of 2008 included three months of revenues from our acquisition of Stockamp while revenues for the comparable period in 2007 did not include any revenues from Stockamp. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 45.6%, 49.3%, 4.1% and 1.0% of this segment’s revenues during the nine months ended September 30, 2008, respectively, compared  to 52.0%, 44.5%, 3.5% and 0%, respectively, for the comparable period in 2007.

Of the overall $54.0 million increase in revenues, $56.9 million was attributable to our full-time billable consultants, partially offset by a decrease of $2.9 million attributable to our full-time equivalents. The $56.9 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, partially offset by a decrease in the average billing rate per hour for this segment. As described in the three months comparison, the acquisition of Stockamp impacted this segment’s average billing rate per hour. Excluding the impact of Stockamp, the average billing rate per hour for this segment would have been $279 for the nine months ended September 30, 2008 compared to $266 for the comparable period in 2007.

Operating Income
Health and Education Consulting segment operating income increased $22.2 million, or 49.3%, to $67.2 million in the nine months ended September 30, 2008 from $45.0 million in the nine months ended September 30, 2007. Segment operating margin increased to 36.2% for the first nine months of 2008 from 34.2% in the same period last year. As described in the three months comparison, this segment’s operating margin was impacted by the acquisition of Stockamp.

Financial Consulting

Revenues
Financial Consulting segment revenues decreased $1.8 million, or 1.6%, to $107.5 million for the first nine months of 2008 from $109.3 million for the first nine months of 2007. We acquired Callaway on July 29, 2007 and therefore, revenues for the first nine months of 2008 included revenues generated by Callaway while revenues for the first nine months of 2007 included two months of revenues generated by Callaway. For the nine months ended September 30, 2008 and 2007, most of this segment’s revenues were from time-and-expense engagements.

Of the overall $1.8 million decrease in revenues, $22.0 million was attributable to our full-time equivalents, which was largely offset by a decrease of $23.8 million attributable to our full-time billable consultants. The $23.8 million decrease in full-time billable consultant revenues was primarily due to a decline in this segment’s utilization rate. The $22.0 million increase in full-time equivalent revenues resulted from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants.

Operating Income
Financial Consulting segment operating income decreased $15.5 million, or 36.0%, to $27.6 million in the nine months ended September 30, 2008 from $43.1 million in the nine months ended September 30, 2007. Segment operating margin declined to 25.6% for the first nine months of 2008 from 39.5% in the same period last year. The decline was attributable to lower utilization of this segment’s full-time billable consultants as described above.

Legal Consulting

Revenues
Legal Consulting segment revenues increased $24.5 million, or 35.2%, to $93.9 million for the first nine months of 2008 from $69.4 million for the first nine months of 2007. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 91.7%, 7.3% and 1.0% of this segment’s revenues during the nine months ended September 30, 2008, respectively, compared to 91.5%, 7.2% and 1.3%, respectively, for the comparable period in 2007.

Of the overall $24.5 million increase in revenues, $2.8 million was attributable to our full-time billable consultants and $21.7 million was attributable to our full-time equivalents. The $2.8 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, partially offset by a decline in both the utilization rate of our consultants and the average billing rate per hour for this segment. The $21.7 million increase in full-time equivalent revenues reflected a greater demand for our document review services.

Operating Income
Legal Consulting segment operating income increased $10.0 million, or 44.5%, to $32.4 million in the nine months ended September 30, 2008 from $22.4 million in the nine months ended September 30, 2007. Segment operating margin increased to 34.5% for the first nine months of 2008 from 32.3% in the same period last year due to lower total compensation cost as a percentage of revenues.

Corporate Consulting

Revenues
Corporate Consulting segment revenues increased $6.4 million, or 11.0%, to $64.6 million for the first nine months of 2008 from $58.2 million for the first nine months of 2007. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 47.9%, 49.8% and 2.3% of this segment’s revenues during the nine months ended September 30, 2008, respectively, compared to 47.3%, 49.0% and 3.7%, respectively, for the comparable period in 2007.

The $6.4 million increase in revenues was primarily attributable to our full-time billable consultants. This increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the average billing rate per hour for this segment, partially offset by a decline in the utilization rate of our consultants.

Operating Income
Corporate Consulting segment operating income increased $2.1 million, or 12.6%, to $19.3 million in the nine months ended September 30, 2008 from $17.2 million in the nine months ended September 30, 2007. Segment operating margin remained steady at 29.9% for the first nine months of 2008 compared to 29.5% for the same period last year. The unfavorable impact of restructuring charges on this segment’s operating margin was largely offset by lower general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $11.5 million, from $3.0 million at December 31, 2007 to $14.5 million at September 30, 2008. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Cash flows provided by operating activities totaled $44.4 million for the nine months ended September 30, 2008, compared to $12.6 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. The increase in cash provided by operations during the nine months ended September 30, 2008 was attributable to a decrease in income tax receivable and growth in our client receivables moderating. Receivables from clients and unbilled services increased $36.2 million during the nine months ended September 30, 2008 as compared to $49.0 million during the same period last year. Additionally, deferred revenues increased during the first nine months of 2008 due to a higher level of advanced billings and collections. These increases in cash were partially offset by cash paid for bonuses, payroll and related benefits that were accrued for at December 31, 2007.

Cash used in investing activities was $246.3 million for the nine months ended September 30, 2008 and $174.4 million for the same period last year. The use of cash in the nine months ended September 30, 2008 primarily related to the acquisition of Stockamp, settlement of Callaway’s earn-out provisions, payments of additional purchase consideration earned by the selling shareholders of Galt, Wellspring and Glass, and purchases of property and equipment. The use of cash in the nine months ended September 30, 2007 primarily related to the acquisitions of Wellspring, Glass and Callaway.

At September 30, 2008, we had a credit agreement with various financial institutions under which we may borrow up to $460.0 million, with an accordion feature allowing for an additional amount of up to $60.0 million to be borrowed upon approval from the lenders. The credit agreement consists of a $240.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”), which was drawn in a single advance of $220.0 million on July 8, 2008. Borrowings under the credit agreement are limited by any outstanding letters of credit, which totaled $5.9 million at September 30, 2008. Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement.  Interest is based on a spread, ranging from 1.50% to 2.50%, over the London Interbank Offered Rate (“LIBOR”) or a spread, ranging from 0.50% to 1.50%, over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us. The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments beginning on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require us to maintain certain fixed coverage and total debt to EBITDA ratios.

During the first nine months of 2008, we made borrowings to fund the acquisition of Stockamp and to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired that were accrued for at December 31, 2007. We also made borrowings to fund our daily operations. During the nine months ended September 30, 2008, the average daily outstanding balance under our credit facility was $222.6 million. Borrowings outstanding under this credit facility at September 30, 2008 totaled $335.0 million and carried a weighted-average interest rate of 5.0%. Borrowings outstanding at December 31, 2007 totaled $123.5 million and carried a weighted-average interest rate of 6.1%. At both September 30, 2008 and December 31, 2007, the Company was in compliance with its financial debt covenants.

On April 4, 2008, we entered into an amendment to the Callaway Asset Purchase Agreement dated as of July 28, 2007, whereby we settled the earn-out provision under Section 3.3 of the agreement in consideration for $23.0 million, payable in the form of a promissory note (the “Note”), and the waiver of certain indemnity obligations. The Note, along with accrued interest of $0.5 million, was paid in full on August 15, 2008.

Future Needs
Our primary financing need has been to fund our growth.  Our growth strategy is to expand our service offerings, which will require investment in new hires, acquisitions of complementary businesses, expansion into other geographic areas, and capital expenditures for information technology, office space, furniture and fixtures, as well as leasehold improvements. In connection with our past business acquisitions, we are required under earn-out provisions to pay additional purchase consideration to the sellers if specific performance targets are met. We also have cash needs to service our credit facility and repay our term loan. Further, we have other cash commitments as presented below in contractual obligations. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets, which have been unstable recently.

CONTRACTUAL OBLIGATIONS

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2007 (in thousands).

	Less than 1 Year (2008)	1 to 3 Years (2009 to 2010)	4 to 5 Years (2011 to 2013)	More than 5 Years (2013 and thereafter)	Total
Additional purchase consideration	$32,422	$-	$-	$-	$32,422
Note payable	1,000	-	-	-	1,000
Interest on note payable	40	-	-	-	40
Capital lease obligations	309	234	-	-	543
Long-term bank borrowings	-	-	123,500	-	123,500
Purchase obligations	4,336	1,002	3	-	5,341
Operating lease obligations	16,015	29,383	29,283	13,590	88,271
Total contractual obligations	$54,122	$30,619	$152,786	$13,590	$251,117

In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $40.0 million for the year ending December 31, 2008.

During the nine months ended September 30, 2008, we had net borrowings totaling $211.5 million, primarily to fund our acquisition of Stockamp, additional purchase consideration for business acquisitions, and 2007 bonuses that were paid in the first quarter of 2008. As of September 30, 2008, outstanding borrowings totaled $335.0 million.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for us beginning on January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect the adoption of this statement to have a material impact on our future financial position, results of operations, earnings per share, and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to interest rates and changes in the market value of our investments. We generally do not enter into interest rate swaps, caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR, Federal Funds rate or prime rate. At September 30, 2008, we had borrowings outstanding totaling $335.0 million that carried a weighted-average interest rate of 5.0%. A one percent change in this interest rate would have a $3.4 million effect on our pre-tax income.

As described above under “Overview – Our Business,” in connection with our acquisition of Stockamp and the amendment to the Wellspring Stock Purchase Agreement, we issued a total of 1,541,036 shares of our common stock to the sellers of Stockamp and Wellspring. Additionally, we provided them with a protection against a decline in the value of the shares issued until the restrictions on the shares have lapsed.  Of the 1,541,036 shares issued, the restrictions on 1,210,814 shares will lapse on January 9, 2009 and the restrictions on 330,222 shares in escrow will lapse on July 9, 2009.  As such, we are subject to market risk relating to our common stock.  Upon the lapse of the restrictions, if the average daily closing price of our common stock for the ten consecutive trading days prior to the date that the restrictions lapse is $47.81 or below, then for every $1.00 that our stock price is below $47.81, we would be required to pay the sellers approximately $1.5 million, in the form of cash, stock, or any combination of cash and stock. Based on the average daily closing price of our common stock for the ten consecutive trading days prior to and including September 30, 2008, or $57.81, we would not be obligated to make any protection payments to the sellers.  If the average price decreased by 10% to $52.03, we would still not be obligated to make any protection payments to the sellers.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business, including employment matters.  As of the date of this Quarterly Report on Form 10-Q, the Company is not a party to or threatened with any other litigation or legal proceeding that, in the opinion of management, could have a material adverse effect on the Company’s business, operating results or financial condition.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in the Company’s 2007 Annual Report on Form 10-K for a complete description of the material risks it faces. There have been no material changes to the Company’s business risk factors since December 31, 2007 except as follows:

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.

From time to time, we enter into engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually defined goals. The achievement of these contractually-defined goals is often impacted by factors outside of our control, such as the actions of our client or third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of recognition is difficult to predict and may not occur evenly throughout the year. While performance-based fees comprised only 3.8% and 2.2% of our revenues for the three and nine months ended September 30, 2008, respectively, we expect that the percentage of performance-based fee engagements will increase due to Stockamp & Associates, Inc., a consulting firm that we acquired in the third quarter of 2008 and which has a large number of performance-based fee engagements. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from increases in our utilization rate or average billing rate per hour.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable rate debt, and could adversely affect our financial results.

At September 30, 2008, we had outstanding borrowings totaling $335.0 million compared to $123.5 million at December 31, 2007, representing a 171.3% increase. Our substantial increase in indebtedness could have meaningful consequences for us, including:

•	exposing us to the risk of increased interest rates because our borrowings are at variable interest rates;

•
requiring us to dedicate a larger portion of our cash from operations to service our indebtedness and thus reducing the level of cash for other purposes such as funding working capital, strategic acquisitions, capital expenditures, and other general corporate purposes;

•	limiting our ability to obtain additional financing; and

•	increasing our vulnerability to general adverse economic, industry, and competitive developments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock plans permit the netting of common stock upon vesting of restricted stock awards and the exercise of stock options to satisfy individual tax withholding requirements. During the quarter ended September 30, 2008, the Company redeemed 544 shares of its common stock with a weighted-average fair market value of $52.16 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2008	-	$ -	N/A	N/A
August 2008	544	$ 52.16	N/A	N/A
September 2008	-	$ -	N/A	N/A
Total	544	$ 52.16	N/A	N/A

N/A – Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit
10.1
Seventh Amendment to Credit Agreement, dated as of September 30, 2008, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.

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

Huron Consulting Group Inc.
(Registrant)

Date:	October 30, 2008	/s/ Gary L. Burge
Gary L. Burge
Vice President,
Chief Financial Officer and Treasurer