Form 10-K
period 2008-12-31
Huron Consulting Group Inc.
filed 2009-02-24
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $799,800,000.

As of February 13, 2009, 21,084,510 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III of this annual report on Form 10-K.

HURON CONSULTING GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2008

In this annual report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

This annual report on Form 10-K, including the information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates” or “continues” or the negative of such terms or other comparable terminology. These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates and number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions, including those in the credit markets, do not continue to deteriorate substantially. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, resolve disputes, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our highly experienced professionals, many of whom have master’s degrees in business or healthcare administration, have doctorates in economics, are certified public accountants, or are accredited valuation specialists and forensic accountants, employ their expertise in accounting, finance, economics and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. Although historically we have primarily served clients domestically, we intend to continue to expand internationally, including in Asia and the Middle East.

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

During the years ended December 31, 2008, 2007 and 2006, we completed the following acquisitions:

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

•

In July 2008, we acquired Stockamp & Associates, Inc. (“Stockamp”), a management consulting firm specializing in helping high-performing hospitals and health systems optimize their financial and operational performance. With the acquisition of Stockamp, we expanded our presence in the hospital consulting market and are better positioned to serve multiple segments of the healthcare industry, including major health systems, academic medical centers and community hospitals.

We have grown significantly since we commenced operations, increasing the number of our full-time professionals from 249 as of May 31, 2002 to 2,129 as of December 31, 2008, through hiring and acquisitions of complementary businesses. We have hired experienced professionals from a variety of organizations, including the four largest public accounting firms, referred to as the Big Four, and other consulting firms. As of December 31, 2008, we had 177 managing directors who have revenue-generating responsibilities. These individuals have an average of 23 years of business experience. In addition to our full-time employees, we have a roster of consultants, contract reviewers, and other independent contractors who supplement our full-time revenue-generating professionals on an as-needed basis. In addition to our headquarters in Chicago, we have other domestic and international offices, including those located in the following major metropolitan cities: Atlanta, Georgia; Boston, Massachusetts; Houston, Texas; Los Angeles, California; New York City, New York; Portland, Oregon; San Francisco, California; Tokyo, Japan; and Washington D.C. We also have six document review centers located in Chicago, Illinois; Houston, Texas; Miramar, Florida; Morrisville, North Carolina; New York City, New York; and Rock Hill, South Carolina, totaling approximately 1,000 workstations.

OUR SERVICES

We are a leading provider of consulting services. We help clients in diverse industries improve performance, comply with complex regulations, resolve disputes, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results.

We provide our services through four operating segments: Health and Education Consulting, Accounting and Financial Consulting (previously named Financial Consulting), Legal Consulting and Corporate Consulting. For the year ended December 31, 2008, we derived 44.8%, 21.8%, 19.7% and 13.7% of our revenues from Health and Education Consulting, Accounting and Financial Consulting, Legal Consulting, and Corporate Consulting, respectively. For further financial information on our segment results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note “15. Segment Information” in the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K.

Health and Education Consulting

Our Health and Education Consulting segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, turnarounds, merger or affiliation strategies, labor productivity, non-labor cost management, information technology, patient flow improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development. This segment’s practices and the services they offer include:

•

Pharmaceutical and health plans. Our pharmaceutical and health plans practice focuses on operational, compliance, and government contracting issues related to federal healthcare programs. We assist the health insurance industry in navigating and in responding to a wide array of business matters and compliance requirements that arise within the industry and from contracting relationships with the federal government. Our services to the health insurance industry include federal healthcare contract consulting, medical cost containment, operational and financial advisory services, and regulatory and contract compliance services. We help pharmaceutical and medical device manufacturers optimize performance, improve operations, mitigate risk, manage compliance, and support counsel in regulatory investigations. Our services to pharmaceutical and medical device companies include government price reporting and commercial contracting, corporate integrity agreements, medical affairs and clinical activities, regulatory and compliance services, off-label communication, sales and marketing compliance, and state reporting and aggregate spend.

•

Healthcare. Our healthcare practice provides integrated performance solutions for hospitals, health systems and academic medical centers. We partner with clients to deliver improvements to the bottom line, more efficient and effective operations, increased revenues, patient flow improvements, reductions in labor and non-labor costs, increased patient and employee satisfaction, improved quality of care, enhanced leadership and governance, compliance with legislations and regulations, and improved utilization and efficiency of information technology investments.

•

Higher education. Our higher education professionals have extensive industry knowledge and experience working with institutions on mission-critical business issues relating to the financial, operational, and regulatory aspects of higher education to develop and implement the most effective solutions. We provide comprehensive and customized service offerings in every aspect of higher education and healthcare administration to improve business performance across the entire organization. We serve research universities, academic medical centers, colleges and universities, research institutions, and international organizations. Our primary service areas include financial management and strategy, resource optimization, strategic sourcing and procurement transformation, performance improvement, interim staffing support, information technology planning and integration, risk management and regulatory compliance, research administration, and global health and education.

•

Clinical research solutions and healthcare compliance. Our clinical research solutions and healthcare compliance practice helps clients assess and enhance their compliance and quality programs by conducting investigations and compliance effectiveness assessments, and providing expert testimony, compliance infrastructure redesign, and billing and coding compliance assessments. This practice also specializes in clinical research operational assessments, including clinical research billing and human research protections compliance, conflicts of interest, and other related research services.

Accounting and Financial Consulting

Our Accounting and Financial Consulting segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes, international arbitration and litigation, as well as valuation analysis related to business acquisitions. This segment also consults with clients in the areas of corporate governance, Sarbanes-Oxley compliance, internal audit, and corporate tax. Additionally, the Accounting and Financial Consulting segment provides experienced project leadership and consultants with a variety of financial and accounting credentials and prior corporate experience on an as-needed basis to assist clients with finance and accounting projects. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts who serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations. This segment’s practices and the services they offer include:

•

Disputes and forensic accounting. Our disputes and forensic accounting practice provides financial and economic analyses to support law firms and corporations in connection with business disputes, litigation, international arbitration, tax controversies, and regulatory or internal investigations. We have extensive experience in the areas of financial investigations and forensic accounting, including matters involving the United States Securities and Exchange Commission (“SEC”), other regulatory inquiries and investigations, financial restatements, and special accounting projects. We provide specialized accounting, economic and statistical services to gather and analyze voluminous financial data and reconstruct complex transactions and events.

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

•

Accounting and finance advisory. Our accounting and finance advisory practice assists corporations with their accounting and finance needs in the areas of accounting and finance operations support, process improvement, bankruptcies, mergers, acquisitions and divestures, shared services, financial restatements, financial services, investigations, and financial reporting relating to SEC reporting matters. We provide a comprehensive range of finance and accounting services to both public and private sector companies with a focus on flexibility and responsiveness, bringing the methodologies, tools and experience needed to expertly provide optimal solutions across a broad spectrum of needs.

•

Valuation. Our valuation practice delivers expert valuation analyses to clients and their advisors. We perform valuations of businesses, financial interests, intellectual property, real property, machinery and equipment, and other tangible and intangible assets. Our valuation group typically supports client needs in the areas of transactions, litigation, disputes and bankruptcies.

•

Corporate governance. Our corporate governance practice possesses the thought leadership, methodologies, tools, and experience needed to provide optimal solutions to our clients in the areas of enterprise risk management, internal audit, information technology, process improvement, and Sarbanes-Oxley compliance. We help clients identify, assess, and document business risks across their organization, linking them to corporate objectives, processes and sub-processes, and evaluating the related controls on an ongoing basis.

•

Tax services. Our tax services practice consists of an experienced team of senior tax professionals who direct, manage, or support the ever-changing corporate tax compliance and reporting requirements. We assist clients with international, federal, state and local tax planning and compliance, as well as due diligence and assistance with merger and acquisition transactions. We also work effectively with external auditors to ensure our clients meet reporting and filing requirements.

Legal Consulting

Our Legal Consulting segment provides guidance and business services to address the challenges that confront today’s legal organizations. These services add value to corporate law departments, law firms, and government agencies by helping to reduce legal spending, enhance client service delivery, and increase operational effectiveness. This segment provides measurable results in the areas of digital evidence and discovery services, document review, law firm management services, records management, and strategic and operational improvements. Included in this segment’s offerings is V3locity™, a per page fixed price e-discovery service providing data and document processing, hosting, review and production. This segment’s practices and the services they offer include:

•

Legal business consulting. Our legal business consulting practice helps both in-house legal departments and outside counsel enhance the quality of legal services while reducing costs by more efficiently aligning strategy, people, processes, and technology. We provide strategic advice to help legal departments and law firms improve their organizational design and business processes, and to help management in their use of outside counsel. We also have extensive experience in selecting, customizing, and successfully rolling out matter management systems and electronic billing systems that help legal departments track and manage lawsuits and other legal matters. These systems are powerful tools for managing budgets, spending, and resources. We provide similar services for contract management systems, document management systems and patent management applications.

•

Discovery and records management. We work with corporations and law firms to provide solutions to enhance their discovery process management and electronic discovery needs. One area of emphasis is helping clients choose and implement technology solutions that improve legal department operations, including litigation preparedness and litigation holds. We provide a full array of digital evidence, discovery, and records management services that include discovery process execution, electronic discovery services, computer forensics, data management, document processing, document review, records program development, records improvement planning and process, and program management, all aimed at reducing costs, coordinating matters and people, streamlining processes and reducing risks. With our V3locity™ offering, we provide comprehensive e-discovery services, including processing, hosting, review and production, for legal matters using a per page fixed price model. With our state-of-the-art facilities, we blend technology and an integrated process to ensure a work product that outperforms more traditional methods.

Corporate Consulting

Our Corporate Consulting segment leads clients through various stages of transformation that result in measurable and sustainable performance improvement. This segment works with clients to solve complex business problems and implements strategies and solutions to effectively address and manage stagnant or declining stock price, acquisitions and divestitures, process inefficiency, third-party contracting difficulties, lack of or misaligned performance measures, margin and cost pressures, performance issues, bank defaults, covenant violations, and liquidity issues. This segment’s practices and the services they offer include:

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

•

Strategy. Our strategy practice helps well-managed companies deliver superior shareholder returns by working with management to develop the strategies and decision processes that accelerate profitable growth and improve shareholder value. Our strategy practice brings the discipline of the capital markets inside an organization, improving the way businesses are managed.

•

Utilities. Our utilities practice assists utility companies in addressing the full range of complex issues they face affecting the cost, quality, and reliability of their services. We provide rate case, financial and accounting, and operational consulting services to electric, gas, water, and telecommunications entities. Our professionals help utility clients define and implement a business strategy, improve margins, strategize, provide expert testimony, manage rate cases, achieve improved operating performance, and design and implement effective governance, compliance, and risk management programs.

OUR CLIENTS AND INDUSTRIES

We provide consulting services to a wide variety of both financially sound and distressed organizations, including leading academic institutions, healthcare organizations, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations. Since commencing operations in May 2002, we have conducted over 7,000 engagements for over 3,000 clients, and we have worked on engagements with 49 of the 50 largest U.S. law firms listed in The American Lawyer 2008 Am Law 100. Our top ten clients represented approximately 21.4%, 26.1% and 31.2% of our revenues in the years ended December 31, 2008, 2007 and 2006, respectively. No single client accounted for more than 10% of our revenues in 2008 and 2007. Revenues from one client represented 10.2% of our revenues in 2006.

Our clients are in a broad array of industries, including education, healthcare, pharmaceutical, professional services, transportation services, telecommunications, financial services, electronics, consumer products, energy and utilities, industrial manufacturing, and food and beverage. We believe many organizations will face increasingly large and complex business disputes and lawsuits, a growing number of regulatory and internal investigations and more intense public scrutiny given the current economic environment. Concurrently, we believe greater competition and regulation are presenting significant operational and financial challenges for organizations. Many organizations are finding themselves in financial distress and are responding to these challenges by restructuring and reorganizing their businesses and capital structures, while financially healthy organizations are striving to maintain that position, capitalize on opportunities by improving operations, reducing costs, and enhancing revenues. Many organizations have limited dedicated resources to respond effectively to the challenges and opportunities that exist today. Consequently, we believe these organizations will increasingly seek to augment their internal resources with experienced independent consultants like us.

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

As of December 31, 2008, we had 2,129 full-time employees, including 177 revenue-generating managing directors and 23 non-revenue-generating managing directors, as well as other directors, managers, associates, analysts and assistants. Our revenue-generating managing directors serve clients as advisors and engagement team leaders, originate revenue through new and existing client relationships, and work to strengthen our intellectual capital, develop our people and enhance our reputation. Our revenue-generating directors and managers manage day-to-day client relationships and oversee the delivery and overall quality of our work product. Our revenue-generating associates and analysts gather and organize data, conduct detailed analyses and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. Our non-revenue-generating professionals include our senior management team, business developers, and facilities, finance, human resources, information technology, legal and marketing personnel.

In addition to our full-time employees described above, we have a roster of consultants, contract reviewers, and other independent contractors who supplement our full-time revenue-generating professionals on an as-needed basis. These individuals, many of whom have a variety of financial and accounting credentials and prior corporate experience, work variable schedules and are readily available to meet our clients’ needs. Utilizing these independent contractors allows us to maintain a pool of talent with a variable cost structure and enables us to adapt quickly to market demand. We utilize these variable resources extensively, particularly within our Accounting and Financial Consulting and Legal Consulting segments.

We assimilate and support our employees in their career progression through training and development programs. We have structured orientation and training programs for new analysts, “milestone” programs to help recently promoted employees quickly become effective in their new roles, and opportunities for self-directed training, including both on-line and live technical and consulting courses. We also support the pursuit and ongoing maintenance of many certifications. Employees are assigned internal performance coaches to identify opportunities for development, formal training or certifications.

Our compensation plan includes competitive base salary, incentives and benefits. Under our incentive plan, directors, managers, associates and analysts set goals each year with a performance coach. These goals are aligned with our business goals as well as individual interests and development needs. Managing directors set goals with their practice leader using a balanced scorecard. The incentive plan balances our value of teamwork with recognition of individual performance, and incentive compensation is tied to both team and individual performance. Incentives for managing directors are based on their individual performance and their contribution to their practice and to our business as a whole. Funding of the incentive pool is based on our achievement of annual financial goals and each practice’s achievement of its financial goals. In addition, managing directors and others may receive long-term equity incentives.

BUSINESS DEVELOPMENT AND MARKETING

Our business development activities are aimed to develop relationships and build a strong brand reputation with key sources of business and referrals, especially hospital administrators, top-tier law firms and the offices of the chief executive officer, chief financial officer, and general counsel of organizations. We believe that excellent service delivery to clients is critical to building and maintaining relationships and our brand reputation, and we emphasize the importance of client service to all of our employees.

We generate most of our new business opportunities through relationships that our managing directors have with individuals working in corporations, academic institutions, healthcare organizations, and top-tier law firms. We also view cross-selling as a key component in building our business. Often, the client relationship of a managing director in one practice leads to opportunities in another practice. All of our managing directors understand their role in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities, and frequently receive referrals and repeat business from past and current clients and from the law firms with which we have worked. In addition, to complement the business development efforts of our managing directors, we have a group of experienced business developers who are focused exclusively on developing client relationships and generating new business through their extensive network of contacts.

We also host, participate and sponsor conferences that facilitate client development opportunities, promote brand recognition, and showcase our expertise in the industry. For example, during 2008, we hosted such events as The Summit: A Wall Street Perspective of the Health Insurance Industry Meeting, The Summit GC 2008 Conference, Anti-Money Laundering Compliance in these Turbulent Times Roundtable, Medicare Secondary Payer Mandatory Reporting: Managing the Complexities and Finding the Silver Lining Webinar, the Records and Discovery Management Roundtable, ECRT Users Meeting, multiple document review center open houses, and numerous industry webinars. Additionally, we participated or sponsored numerous conferences for organizations such as National Council of University Research Administrators (NCURA), Association of Corporate Counsel (ACC), National Bar Association (NBA), Turnaround Management Association (TMA), Health Care Compliance Association (HCCA), Financial Executive Institute (FEI), Center for Business Intelligence (CBI), Association for Corporate Growth (ACG), Tax Executives Institute (TEI) and Healthcare Financial Management Association (HFMA). These events provide a forum to build and strengthen client relationships, as well as to stay abreast of industry trends and developments.

We have a centralized marketing department with marketing professionals assigned to each of our practices. These professionals coordinate traditional marketing programs, such as participation in industry events, sponsorship of conferences, and publication of articles in industry publications to actively promote our name and capabilities. The marketing department also manages the content delivery on Huron’s website, develops collateral materials, performs research and provides database management to support sales efforts.

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

We rely heavily on our senior management team, our practice leaders, and other managing directors; and our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services, the senior management team must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on our senior management team and other managing directors to generate and market our business. Further, our senior management’s and other managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Although we enter into non-solicitation agreements with our senior management team and other managing directors, we generally do not enter into non-competition agreements. Accordingly, members of our senior management team and our other managing directors are not contractually prohibited from leaving or joining one of our competitors, and some of our clients could choose to use the services of that competitor instead of our services. If one or more members of our senior management team or our other managing directors leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in securing and successfully completing engagements and managing our business properly, which could harm our business prospects and results of operations.

Our inability to hire and retain talented people in an industry where there is great competition for talent could have a serious negative effect on our prospects and results of operations.

Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. Further, we must successfully maintain the right mix of professionals with relevant experience and skill sets as we continue to grow, as we expand into new service offerings, and as the market evolves. The loss of a significant number of our professionals, the inability to attract, hire, develop, train and retain additional skilled personnel, or not maintaining the right mix of professionals could have a serious negative effect on us, including our ability to manage, staff and successfully complete our existing engagements and obtain new engagements. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other consulting firms, accounting firms and technical and economic advisory firms, as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Therefore, we may not be successful in attracting and retaining the skilled consultants we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.

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

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire or successfully integrate new employees and acquired businesses without substantial expense, delay or other operational or financial obstacles. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition, including those we have completed so far. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:

•	the diversion of management’s time, attention and resources from managing and marketing our company;

•	the failure to retain key acquired personnel;

•	the adverse short-term effects on reported operating results from the amortization or write-off of acquired goodwill and other intangible assets;

•	potential impairment of existing relationships with our clients, such as client satisfaction or performance problems, whether as a result of integration or management difficulties or otherwise;

•	the creation of conflicts of interest that require us to decline or resign from engagements that we otherwise could have accepted;

•	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

•	increased costs to improve, coordinate or integrate managerial, operational, financial and administrative systems;

•	the usage of earn-outs based on the future performance of our business acquisitions may deter the acquired company from fully integrating into our existing business;

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

We have grown significantly since we commenced operations, increasing the number of our full-time professionals from 249 as of May 31, 2002 to 2,129 as of December 31, 2008. As we continue to increase the number of our employees, we may not be able to successfully manage a significantly larger workforce. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures and controls and will continue to do so in the future. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial, accounting and other systems, procedures and controls, which will increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. This need to augment our support infrastructure due to growth is compounded by our decision to become a public reporting company and the increased expense that has arisen in complying with existing and new regulatory requirements. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

Our international expansion could result in additional risks.

We operate both domestically and internationally, including in Asia and the Middle East. Although historically our international operations have been limited, we intend to continue to expand internationally. Such expansion may result in additional risks that are not present domestically and which could adversely affect our business or our results of operations, including:

•	cultural and language differences;

•	employment laws and rules and related social and cultural factors;

•	currency fluctuations between the U.S. dollar and foreign currencies, which is harder to predict in the current adverse global economic climate;

•	restrictions on the repatriation of earnings;

•	potentially adverse tax consequences;

•	different regulatory requirements and other barriers to conducting business;

•	different or less stable political and economic environments; and

•	civil disturbances or other catastrophic events.

Further, conducting business abroad subjects us to increased regulatory compliance and oversight, in particular with respect to operations in the Middle East. A failure to comply with such regulations could result in substantial penalties assessed against the Company and our employees.

Our substantial indebtedness and the current credit crisis could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable rate debt, and could adversely affect our financial results.

At December 31, 2008, we had outstanding borrowings totaling $280.0 million compared to $123.5 million at December 31, 2007, representing a 126.7% increase. Our substantial increase in indebtedness could have meaningful consequences for us, including:

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

Additionally, if one or more of the banks in our bank syndicate suffers liquidity issues or becomes insolvent stemming from the current credit crisis and is unable to extend credit to us, we may experience negative consequences.

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

Our profitability depends to a large extent on the utilization and billing rates of our professionals. Utilization of our professionals is affected by a number of factors, including:

•	the number and size of client engagements;

•	the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable;

•	our ability to transition our consultants efficiently from completed engagements to new engagements;

•	the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;

•	unanticipated changes in the scope of client engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of consultants; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

The billing rates of our consultants that we are able to charge are also affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;

•	the market demand for the services we provide;

•	an increase in the number of clients in the government sector;

•	introduction of new services by us or our competitors;

•	our competition and the pricing policies of our competitors; and

•	the current adverse economic conditions and a potential prolonged or deepening recession.

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

In addition, expanding into new geographic areas and expanding current service offerings is challenging and may require integrating new employees into our culture as well as assessing the demand in the applicable market. If we cannot manage the risks associated with new service offerings or new locations effectively, we are unlikely to be successful in these efforts, which could harm our ability to sustain profitability and our business prospects.

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

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2008, 2007 and 2006, fixed-fee engagements represented 31.9%, 25.9% and 13.4% respectively, of our revenues.

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.

We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually defined goals. The achievement of these contractually-defined goals is subject to acknowledgement by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. While performance-based fees comprised only 4.3%, 2.3% and 2.8% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively, we expect that the percentage of performance-based fee engagements will increase due to Stockamp & Associates, Inc., a consulting firm that we acquired in the third quarter of 2008 and which has a large number of performance-based fee engagements. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from increases in our utilization rate or average billing rate per hour.

A significant portion of our revenues is derived from a limited number of clients, and our engagement agreements, including those related to our largest clients, can be terminated by our clients with little or no notice and without penalty, which may cause our operating results to be unpredictable.

As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our ten largest clients accounted for approximately 21.4%, 26.1% and 31.2% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively. No single client accounted for more than 10.0% of our revenues in 2008 and 2007. Revenues from one client accounted for 10.2% of our revenues in 2006. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year and a major client in one fiscal period may not require or decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

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

The nature of our services and the current economic environment make evaluating our business difficult.

Although we have consistently generated positive earnings since we became a public company, we may not sustain profitability in the future. Additionally, the current instability in the global economy makes it even harder to predict our future operating results. To sustain profitability, we must:

•	attract, integrate, retain and motivate highly qualified professionals;

•	achieve and maintain adequate utilization and suitable billing rates for our revenue-generating professionals;

•	expand our existing relationships with our clients and identify new clients in need of our services;

•	successfully re-sell engagements and secure new engagements every year, which may prove to be difficult in light of the current adverse economic conditions;

•	maintain and enhance our brand recognition; and

•	adapt quickly to meet changes in our markets, our business mix, the economic environment, the credit markets, and competitive developments.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2008, our principal executive offices in Chicago, Illinois, consisted of approximately 117,000 square feet of office space, under leases expiring through September 2014. We have two five-year renewal options that will allow us to continue to occupy the majority of this office space until September 2024. This facility accommodates our executive team and corporate departments, as well as professionals in each of our practices. We also have a core office located in New York City, New York, consisting of approximately 55,000 square feet of office space, under a lease that expires in July 2016, with one five-year renewal option. Additionally, we occupy leased facilities for our other domestic and international offices, including those located in the following major metropolitan cities: Atlanta, Georgia; Boston, Massachusetts; Houston, Texas; Los Angeles, California; Portland, Oregon; San Francisco, California; Tokyo, Japan; and Washington, D.C. We also occupy leased facilities for our six document review centers located in Chicago, Illinois; Houston, Texas; Miramar, Florida; Morrisville, North Carolina; New York City, New York; and Rock Hill, South Carolina, totaling approximately 1,000 workstations. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

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

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the filing date of this annual report on Form 10-K, we are not a party to or threatened with any other litigation or legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “HURN”. The following table sets forth, on a per share basis and for the periods indicated, the high and low closing sales prices for our common stock as reported by The NASDAQ Stock Market.

	High	Low
2007:
First Quarter	$67.32	$44.26
Second Quarter	$73.47	$60.01
Third Quarter	$77.06	$61.77
Fourth Quarter	$83.25	$62.79
2008:
First Quarter	$78.75	$40.63
Second Quarter	$53.59	$41.36
Third Quarter	$65.63	$44.89
Fourth Quarter	$59.90	$42.60

Holders

As of February 13, 2009, there were 33 holders of record of Huron’s common stock.

Dividends

We have not declared or paid any dividends on our common stock since we became a public company and do not intend to pay any dividends on our common stock in the foreseeable future. We currently expect that we will retain our future earnings, if any, for use in the operation and expansion of our business. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors the board of directors may deem relevant. In addition, our bank credit agreement restricts dividends to an amount up to $10 million per fiscal year plus 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included elsewhere in this annual report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2008, we redeemed 7,197 shares of common stock with a weighted-average fair market value of $54.04 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	5,177	$53.91	N/A	N/A
November 1, 2008 – November 30, 2008	2,020	$54.37	N/A	N/A
December 1, 2008 – December 31, 2008	—	—	N/A	N/A

Total	7,197	$54.04	N/A	N/A

N/A – Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

We have derived the following selected consolidated financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 from our audited consolidated financial statements. The following data reflects the business acquisitions that we have completed through December 31, 2008. The results of operations for the acquired businesses have been included in our results of operations since the date of their acquisitions. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2008	2007	2006	2005	2004
Revenues and reimbursable expenses:
Revenues	$615,476	$504,292	$288,588	$207,213	$159,550
Reimbursable expenses	56,700	43,661	33,330	18,749	14,361

Total revenues and reimbursable expenses	672,176	547,953	321,918	225,962	173,911

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	360,404	293,387	163,569	117,768	93,248
Intangible assets amortization	6,629	7,993	2,207	1,314	—
Reimbursable expenses	56,717	43,449	33,506	18,982	14,281

Total direct costs and reimbursable expenses	423,750	344,829	199,282	138,064	107,529

Operating expenses:
Selling, general and administrative	131,148	102,176	65,926	51,035	40,858
Depreciation and amortization (1)	23,291	17,207	9,201	5,282	2,365
Restructuring charges	2,343	—	—	—	3,475

Total operating expenses	156,782	119,383	75,127	56,317	46,698

Operating income	91,644	83,741	47,509	31,581	19,684

Other income (expense):
Interest expense, net of interest income	(13,773)	(8,263)	(703)	472	(692)
Other income (expense)	(2,731)	19	16	(37)	—

Total other income (expense)	(16,504)	(8,244)	(687)	435	(692)

Income before provision for income taxes	75,140	75,497	46,822	32,016	18,992
Provision for income taxes	34,489	33,596	20,133	14,247	8,128

Net income	40,651	41,901	26,689	17,769	10,864
Accrued dividends on 8% preferred stock	—	—	—	—	931

Net income attributable to common stockholders	$40,651	$41,901	$26,689	$17,769	$9,933

Net income attributable to common stockholders per share (2):
Basic	$2.23	$2.47	$1.63	$1.13	$0.77
Diluted	$2.13	$2.32	$1.54	$1.05	$0.72
Weighted average shares used in calculating net income attributable to common stockholders per share (2):
Basic	18,257	16,944	16,359	15,741	12,820
Diluted	19,082	18,033	17,317	16,858	13,765

Cash dividend per common share (3)	$—	$—	$—	$—	$0.09

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2008	2007	2006	2005	2004
Cash and cash equivalents	$14,106	$2,993	$16,572	$31,820	$28,092
Working capital	$12,904	$33,511	$36,047	$52,272	$42,898
Total assets	$779,597	$443,213	$199,444	$129,699	$83,219
Long-term debt (4)	$280,204	$123,734	$1,000	$2,127	$—
Total stockholders’ equity	$319,026	$183,784	$116,580	$75,532	$49,233

(1)	Intangible assets amortization relating to customer contracts, certain client relationships and software is presented as a component of total direct costs. Depreciation, amortization of leasehold improvements and amortization of other intangible assets are presented as a component of operating expenses.
(2)	Adjusted for a 1 for 2.3 reverse stock split effected on October 5, 2004.
(3)	On May 12, 2004, we declared a special dividend on each outstanding share of our common stock and 8% preferred stock payable to holders of record on May 25, 2004. We paid the special dividend on June 29, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.25 million, or $0.09 per share of common stock and $9.64 per share of 8% preferred stock. Other than the special dividend, we have not declared or paid any dividends on our common stock since our inception and do not intend to pay any dividends on our common stock in the foreseeable future.
(4)	Consists of bank borrowings and capital lease obligations, net of current portions, at December 31, 2008 and 2007. Consists of notes payable issued in connection with the acquisition of Speltz & Weis LLC at December 31, 2006 and 2005. Also includes capital lease obligations, net of current portions, at December 31, 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, resolve disputes, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our highly experienced professionals employ their expertise in healthcare administration, accounting, finance, economics and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. Huron was formed in March 2002 and we commenced operations in May 2002. We were founded by a core group of experienced consultants, composed primarily of former Arthur Andersen LLP partners and professionals, along with equity sponsorship from a group of investors led by Lake Capital Management LLC. In October 2004, we completed our initial public offering and became a publicly traded company.

We provide our services and manage our business under four operating segments: Health and Education Consulting, Accounting and Financial Consulting (previously named Financial Consulting), Legal Consulting, and Corporate Consulting. See “Item 1. Business—Overview—Our Services” included elsewhere in this annual report on Form 10-K for a detailed discussion of our four segments.

We have grown significantly since we commenced operations through hiring and acquisitions of complementary businesses. Revenues in 2008 totaled $615.5 million, a 22.0% increase from 2007 and a 113.3% increase from 2006. These increases resulted from a combination of organic growth and business acquisitions. During the years ended December 31, 2008, 2007 and 2006, we have completed the following acquisitions:

MSGalt & Company, LLC

In April 2006, we acquired substantially all of the assets of MSGalt & Company, LLC (“Galt”), a specialized advisory firm that designs and implements corporate-wide programs to improve shareholder returns. With the acquisition of Galt, we expanded our value and service offerings to the offices of the chief executive officer and boards of Fortune 500 companies. This acquisition was consummated on April 3, 2006 and the results of operations of Galt have been included within our Corporate Consulting segment since that date. The aggregate purchase price of this acquisition was approximately $43.3 million. We financed this acquisition with cash on hand and borrowings under our bank credit agreement. Additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by Galt employees over a four-year period. Such amounts will be recorded as an expense.

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

Wellspring Partners LTD

In January 2007, we acquired Wellspring Partners LTD (“Wellspring”), a management consulting firm specializing in integrated performance improvement services for hospitals and health systems. With the acquisition of Wellspring, we expanded our national presence in the healthcare provider sector and now provide a full complement of services to a wide spectrum of hospitals and multi-hospital systems. This acquisition was consummated on January 2, 2007 and the results of operations of Wellspring have been included within our Health and Education Consulting segment since that date. The aggregate purchase price of this acquisition was approximately $135.1 million. We financed this acquisition with a combination of cash on hand and borrowings under our bank credit agreement. Additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

Concurrent with the Stockamp acquisition described below, on July 8, 2008 we entered into an amendment to the Wellspring Stock Purchase Agreement. Effective January 1, 2009, in connection with the Stockamp acquisition, we combined Wellspring’s revenue cycle business with Stockamp’s revenue cycle business. As such, Wellspring will no longer be eligible for earn-out payments pertaining to that portion of the Wellspring business. In consideration for this, we paid Wellspring $20.0 million through the issuance of 440,296 shares of our common stock. Additionally, we provided Wellspring with a protection against a decline in the value of the shares issued. We were not required to make further payments upon the lapse of the price protection in January 2009. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” included elsewhere in this annual report on Form 10-K for further details relating to the protection. The earn-out provision, as amended, pertaining to the non-revenue cycle portion of Wellspring’s business will remain in effect through December 31, 2011.

Glass & Associates, Inc.

Also in January 2007, we acquired Glass & Associates, Inc. (“Glass”), a turnaround and restructuring consulting firm that provides advice and leadership to troubled businesses in the United States and Europe. With the acquisition of Glass, we expanded our position in the consulting and restructuring marketplace, as well as expanded our interim management capabilities to distressed companies in industries beyond healthcare. The stock purchase agreement for this acquisition was executed on January 2, 2007 and the transaction was consummated on January 9, 2007 upon the satisfaction of certain closing conditions. The results of operations of Glass have been included within our Corporate Consulting segment since January 2, 2007. The aggregate purchase price of this acquisition was approximately $35.2 million. We financed this acquisition with a combination of cash on hand and borrowings under our bank credit agreement. Additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

Callaway Partners, LLC

In July 2007, we acquired Callaway Partners, LLC (“Callaway”), a professional services firm that specializes in finance and accounting projects, financial reporting, internal audit and controls, and corporate tax solutions. With Callaway’s extensive senior consultant and project management skills, along with its variable, on-demand workforce, we are better positioned to assist our clients with their accounting and corporate compliance challenges. This acquisition was consummated on July 29, 2007 and the results of operations of Callaway have been included within our Accounting and Financial Consulting segment since that date. The aggregate purchase price of this acquisition was approximately $88.4 million. We financed this acquisition with borrowings under our bank credit agreement.

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

Stockamp & Associates, Inc.

In July 2008, we acquired Stockamp & Associates, Inc. (“Stockamp”), a management consulting firm specializing in helping high-performing hospitals and health systems optimize their financial and operational performance. With the acquisition of Stockamp, we expanded our presence in the hospital consulting market and are better positioned to serve multiple segments of the healthcare industry, including major health systems, academic medical centers and community hospitals. This acquisition was consummated on July 8, 2008 and the results of operations of Stockamp have been included within our Health and Education Consulting segment since that date.

The aggregate purchase price of this acquisition was approximately $229.3 million, which included $50.0 million paid through the issuance of 1,100,740 shares of our common stock. Of the 1,100,740 shares of common stock issued, 330,222 shares with an aggregate value of $15.0 million were deposited into escrow for a period of one year, beginning on July 8, 2008, to secure certain indemnification obligations of Stockamp and its shareholders. The purchase price is subject to change based on the finalization of the net working capital adjustment. For the period beginning on the closing date and ending on December 31, 2011, additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Additionally, we have provided Stockamp with a protection against a decline in the value of the shares issued. We were not required to make further payments upon the lapse of the price protection in January 2009 with respect to the shares not placed in escrow. The price protection with respect to the shares placed in escrow will lapse on July 9, 2009. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” included elsewhere in this annual report on Form 10-K for further details relating to the protection. The cash portion of the purchase price was financed with borrowings under our credit agreement.

How We Generate Revenues

A large portion of our revenues is generated by our full-time billable consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, consisting of finance and accounting consultants, specialized operational consultants and contract reviewers, all of whom work variable schedules, as needed by our clients. Other professionals also include our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. Our document review and electronic data discovery groups generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or amount of data processed. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time billable consultants and other professionals collectively as revenue-generating professionals.

Revenues generated by our full-time billable consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our full-time equivalents are largely dependent on the number of consultants we employ, their hours worked and billing rates charged, as well as the number of pages reviewed and amount of data processed in the case of our document review and electronic data discovery groups, respectively.

We generate the majority of our revenues from providing professional services under three types of billing arrangements: time-and-expense, fixed-fee, and performance-based.

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 63.2%, 71.8% and 83.8% of our revenues in 2008, 2007 and 2006, respectively.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using the percentage-of-completion method, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. For the years ended December 31, 2008, 2007 and 2006, fixed-fee engagements represented approximately 31.9%, 25.9% and 13.4%, respectively, of our revenues.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 4.3%, 2.3% and 2.8% of our revenues in 2008, 2007 and 2006, respectively. We expect performance-based fee revenues to increase in the future due to our acquisition of Stockamp, which has a larger percentage of performance-based fee engagements. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

We also generate revenues from licensing our proprietary software to clients and from providing related training and support during the term of the consulting engagement. Revenues from software licenses are recognized ratably over the term of the related consulting services contract. Thereafter, clients pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 0.6% of our revenues in 2008 and none in 2007 and 2006.

Our quarterly results are impacted principally by our full-time billable consultants’ utilization rate, the number of business days in each quarter and the number of our revenue-generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period.

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

Total direct costs

Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include direct costs consisting of salaries, performance bonuses, payroll taxes and benefits for revenue-generating professionals, as well as fees paid to independent contractors that we retain to supplement these professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and stock option awards granted to our revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense will increase in the future. Total direct costs also include intangible assets amortization relating to customer contracts, certain customer relationships, and software.

Operating expenses

Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes and benefits, as well as share-based compensation for our non-revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense will increase in the future. Also included in this category are sales and marketing related expenses, rent and other office-related expenses, professional fees, recruiting and training expenses, and restructuring charges. Other operating expenses include certain depreciation and amortization expenses not included in total direct costs.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The notes to our consolidated financial statements include disclosure of our significant accounting policies. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Under SAB No. 104, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectibility is reasonably assured. We generate the majority of our revenues from providing professional services under three types of billing arrangements: time-and-expense, fixed-fee, and performance-based.

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed-upon rates. We recognize revenues under time-and-expense arrangements as the related services are rendered.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using the percentage-of-completion method, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.

In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met.

We also generate revenues from licensing our proprietary software to clients and from providing related training and support during the term of the consulting engagement. Licenses for our software are sold only as a component of our consulting projects and as such, there is no vendor specific objective evidence of fair value. Therefore, revenues from software licenses are recognized ratably over the term of the related consulting services contract. Thereafter, clients pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized.

We have arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are allocated to each element based on the element’s fair value in accordance with Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and recognized pursuant to the criteria described above.

Allowances for Doubtful Accounts and Unbilled Services

We maintain allowances for doubtful accounts and for services performed but not yet billed for estimated losses based on several factors, including the historical percentages of fee adjustments and write-offs by practice group, an assessment of a client’s ability to make required payments and the estimated cash realization from amounts due from clients. The allowances are assessed by management on a regular basis. These estimates may differ from actual results. If the financial condition of a client deteriorates in the future, impacting the client’s ability to make payments, an increase to our allowance might be required or our allowance may not be sufficient to cover actual write-offs.

We record the provision for doubtful accounts and unbilled services as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, we record the provision in selling, general and administrative expenses.

Carrying Values of Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of December 31, 2008 was $505.7 million. Pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. In accordance with SFAS No. 142, we aggregate our business components into reporting units and test for goodwill impairment. In testing for a potential impairment of goodwill, we estimate the fair value of each of our reporting units and compare this fair value to the carrying value of the reporting units. In estimating the fair value of our reporting units, we use a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by each of the reporting units and then discounting these cash flows to present value. Significant estimates and projections are utilized when determining expected cash flows, such as revenue growth rates and profitability. As such, an impairment test involves considerable management judgment and estimates. Pursuant to our policy, we performed the annual goodwill impairment test as of April 30, 2008 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred or any circumstances have changed since April 30, 2008 that would indicate goodwill may have become impaired since our annual impairment test. In this evaluation, we considered qualitative factors such as any adverse change in the business climate, any loss of key personnel, and any unanticipated competition. Additionally, we considered quantitative factors such as our current estimates of the future profitability of our reporting units, our current stock price, and our market capitalization compared to our book value. Based on this evaluation, we determined that no indications of impairment have arisen since our annual goodwill impairment test.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $32.4 million at December 31, 2008 and consist of customer contracts, customer relationships, non-competition agreements, tradenames, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

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

In preparing financial statements, we exercise significant judgment in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period. In determining whether a valuation allowance is warranted, we consider the historical and estimated future taxable income and other relevant factors of the operation recording the respective deferred tax asset. If actual results differ from our estimates, or if these estimates are adjusted in future periods, an adjustment to the valuation allowance may be required. To the extent that we increase the valuation allowance, our provision for income taxes will increase and our net income will decrease in the period that the adjustment is made. As of December 31, 2008, we have recorded net deferred tax assets totaling $17.8 million and have established a valuation allowance of $2.2 million primarily due to uncertainties relating to our ability to utilize deferred tax assets recorded for foreign operating loss carryforwards.

RESULTS OF OPERATIONS

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated.

Segment and Consolidated Operating Results (in thousands):	Year Ended December 31,
	2008	2007	2006
Revenues and reimbursable expenses:
Health and Education Consulting	$275,510	$181,439	$84,108
Accounting and Financial Consulting	134,011	156,013	109,220
Legal Consulting	121,413	89,849	47,774
Corporate Consulting	84,542	76,991	47,486

Total revenues	615,476	504,292	288,588
Total reimbursable expenses	56,700	43,661	33,330

Total revenues and reimbursable expenses	$672,176	$547,953	$321,918

Operating income:
Health and Education Consulting	$108,784	$66,289	$25,375
Accounting and Financial Consulting	32,010	60,873	50,304
Legal Consulting	37,780	28,293	13,884
Corporate Consulting	24,426	19,961	17,816

Total segment operating income	203,000	175,416	107,379
Operating expenses not allocated to segments	111,356	91,675	59,870

Operating income	$91,644	$83,741	$47,509

Other Operating Data
Number of full-time billable consultants (at period end) (1):
Health and Education Consulting	918	439	274
Accounting and Financial Consulting	306	367	268
Legal Consulting	163	173	121
Corporate Consulting	171	230	131

Total	1,558	1,209	794

Average number of full-time billable consultants (for the period) (1):
Health and Education Consulting	653	381	231
Accounting and Financial Consulting	338	315	239
Legal Consulting	164	139	112
Corporate Consulting	207	191	117

Total	1,362	1,026	699

Full-time billable consultant utilization rate (2):
Health and Education Consulting	79.7%	79.4%	79.3%
Accounting and Financial Consulting	53.4%	73.7%	81.6%
Legal Consulting	62.8%	73.4%	71.7%
Corporate Consulting	64.2%	67.7%	72.7%
Total	68.8%	74.6%	77.8%

Full-time billable consultant average billing rate per hour (3):
Health and Education Consulting	$251	$271	$231
Accounting and Financial Consulting	$271	$290	$285
Legal Consulting	$235	$240	$232
Corporate Consulting	$322	$303	$307
Total	$263	$278	$263

	Year Ended December 31,
Other Operating Data (continued):	2008	2007	2006
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$381	$407	$345
Accounting and Financial Consulting	$267	$398	$443
Legal Consulting	$269	$305	$297
Corporate Consulting	$394	$390	$403
Total	$341	$387	$381

Average number of full-time equivalents (for the period) (4):
Health and Education Consulting	71	60	14
Accounting and Financial Consulting	176	125	7
Legal Consulting	583	338	120
Corporate Consulting	8	7	1

Total	838	530	142

Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$379	$438	$319
Accounting and Financial Consulting	$249	$246	$474
Legal Consulting	$133	$141	$121
Corporate Consulting	$385	$344	$282
Total	$180	$202	$159

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(2)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(4)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenues

Revenues increased $111.2 million, or 22.0%, to $615.5 million for the year ended December 31, 2008 from $504.3 million for the year ended December 31, 2007. We acquired Stockamp on July 8, 2008 and, therefore, revenues for 2008 included six months of revenues generated by Stockamp while revenues for 2007 did not include any revenues from Stockamp. We acquired Callaway on July 29, 2007 and therefore, revenues for 2008 included twelve months of revenues generated by Callaway while revenues for 2007 included five months of revenues generated by Callaway.

Of the overall $111.2 million increase in revenues, $66.9 million was attributable to our full-time billable consultants and $44.3 million was attributable to our full-time equivalents. Full-time equivalents consist of finance and accounting consultants, specialized operational consultants and contract reviewers, all of whom work variable schedules as needed by our clients. Full-time equivalents also include our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. The $66.9 million increase in full-time billable consultant revenues was attributable to an increase in the number of consultants, particularly in our Health and Education Consulting segment resulting from internal growth and our acquisition of Stockamp, partially offset by a decline in both the utilization rate and the average billing rate of our consultants. The $44.3 million increase in full-time equivalent revenues resulted from greater demand and usage of contract reviewers in our document review group, as well as from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants.

During 2008, our Accounting and Financial Consulting segment experienced a 14.1% decline in revenues as we had several large engagements that wound down and which have not been replaced by similarly-sized engagements. This decline in revenues was more than offset by increases in revenues in our Health and Education and Legal Consulting segments as demand for healthcare and electronic discovery services continue to grow.

Total direct costs

Our direct costs increased $67.0 million, or 22.8%, to $360.4 million for the year ended December 31, 2008 from $293.4 million for the year ended December 31, 2007. Approximately $49.7 million of the increase was attributable to the increase in the average number of revenue-generating professionals and the promotion of our employees during the year, including ten to the managing director level effective January 1, 2008, and their related compensation and benefits costs. Additionally, $11.2 million of the increase in direct costs was attributable to an increased usage of independent contractors. Share-based compensation expense associated with our revenue-generating professionals increased $4.0 million, or 33.1%, to $16.1 million during 2008 from $12.1 million during 2007.

Total direct costs for the year ended December 31, 2008 included $6.6 million of intangible assets amortization expense, representing customer-related assets and software acquired in connection with the Stockamp acquisition. Total direct costs for the year ended December 31, 2007 included $8.0 million of intangible assets amortization expense, primarily attributable to customer contracts acquired in connection with the acquisitions of Wellspring, Glass and Callaway, all of which were fully amortized during 2007.

Operating expenses

Selling, general and administrative expenses increased $28.9 million, or 28.4%, to $131.1 million for the year ended December 31, 2008 from $102.2 million for the year ended December 31, 2007. Promotional and marketing expenses increased $8.5 million, or 58.6%, to $23.0 million for 2008 from $14.5 million for 2007, as we continue to build our brand. Approximately $4.7 million of the increase in selling, general and administrative costs was due to an increase in non-revenue-generating professionals and their related compensation and benefits costs. We added a number of non-revenue-generating professionals during the past year to support our growth. The remaining increase in selling, general and administrative costs during 2008 compared to 2007 was due to a $4.8 million increase in facilities costs, a $2.9 million increase in share-based compensation expense, a $2.8 million increase attributable to company and team meetings, and a $2.8 million increase in our provision for bad debt. Additionally, during the third quarter of 2008, we reduced our workforce to balance our employee base with current revenue expectations, market demand and areas of focus. This reduction included the elimination of the operational consulting group within the Corporate Consulting segment and a reduction in the number of consultants in various other practice groups. Restructuring charges associated with these actions were $2.3 million for the year ended December 31, 2008.

Depreciation expense increased $4.8 million, or 44.0%, to $15.7 million for the year ended December 31, 2008 from $10.9 million for the year ended December 31, 2007 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense for 2008 and 2007 was $7.6 million and $6.3 million, respectively. The increase in 2008 was attributable to amortization of intangible assets, including customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.

Operating income

Operating income increased $7.9 million, or 9.4%, to $91.6 million for the year ended December 31, 2008 from $83.7 million for the year ended December 31, 2007. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 14.9% in 2008 from 16.6% in 2007. The decline in operating margin was attributable to higher selling, general and administrative expenses as a percentage of revenues, coupled with the restructuring charges described above.

Due to the costs associated with the factors listed below, we expect our direct costs and operating expenses to continue to increase in 2009 as compared to 2008.

•

During 2008, we increased the number of our full-time revenue-generating managing directors from 163 at December 31, 2007 to 177 at December 31, 2008 through new hires and business acquisitions. In addition, in

January 2009, we promoted 17 of our revenue-generating directors to the managing director level. During 2009, we expect to continue to hire additional managing directors and anticipate that some of them may not be in a position to generate revenues for a period of six months or more, as they will initially focus their time on new sales efforts. Additionally, a significant number of the managing directors who we will hire in 2009 may be subject to restrictive covenants and may require additional time to establish new client relationships.

•	In 2009, we expect to hire additional managers, associates and analysts in certain practice areas to support and better leverage our directors and managing directors.

•	We expect to continue to use variable on-demand consultants, contract reviewers and independent contractors to supplement our full-time staff as needed based on demand for our services.

•

To attract, retain and recognize talented professionals, we have and will continue to use share-based awards as a component of our compensation program. If the price of Huron’s common stock increases, share-based compensation expense associated with future awards may also increase.

Other expense

Other expense increased $8.3 million, or 100.2%, to $16.5 million for the year ended December 31, 2008 from $8.2 million for the year ended December 31, 2007. Of the $8.3 million increase, $5.5 million was attributable to an increase in interest expense from higher levels of borrowings during 2008, partially offset by a decrease in interest rates. Additionally, we incurred a $1.8 million loss due to a decline in the market value of our investments that are used to fund our deferred compensation liability. This loss was largely offset by a $1.5 million reduction in direct costs as our corresponding deferred compensation liability decreased. The remaining increase in other expense was due to net foreign currency transaction losses totaling $0.9 million.

Provision for income taxes

Our effective income tax rate increased to 45.9% in 2008 from 44.5% in 2007. The higher effective income tax rate was attributable to an increase in the valuation allowance for foreign losses, foreign tax credit limitations resulting from our expansion in foreign countries, and the non-deductibility of certain items including market losses related to investments used to fund our deferred compensation liability.

Net income

Net income decreased $1.2 million, or 3.0%, to $40.7 million for the year ended December 31, 2008 from $41.9 million for the year ended December 31, 2007. Diluted earnings per share decreased 8.2% to $2.13 for the year ended December 31, 2008 from $2.32 for the year ended December 31, 2007. The decrease in earnings per share was attributable to a decrease in net income, coupled with the dilutive impact of the shares issued in connection with the acquisition of Stockamp and the amendment to the Wellspring Stock Purchase Agreement.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues increased $94.1 million, or 51.8%, to $275.5 million for the year ended December 31, 2008 from $181.4 million for the year ended December 31, 2007. Revenues for 2008 included six months of revenues from our acquisition of Stockamp while revenues for 2007 did not include any revenues from Stockamp. For 2008, revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software and maintenance arrangements represented 40.0%, 50.0%, 8.6% and 1.4% of this segment’s revenues, respectively, compared to 51.3%, 44.8%, 3.9% and 0%, respectively, for 2007.

Of the overall $94.1 million increase in revenues, $93.5 million was attributable to our full-time billable consultants and $0.6 million was attributable to our full-time equivalents. The $93.5 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, partially offset by a decrease in the average billing rate per hour for this segment.

Operating income

Health and Education Consulting segment operating income increased $42.5 million, or 64.1%, to $108.8 million for the year ended December 31, 2008 from $66.3 million for the year ended December 31, 2007. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 39.5% in 2008 from 36.5% in 2007, due to lower compensation cost as a percentage of revenues. This increase was partially offset by higher promotion and marketing expense.

Accounting and Financial Consulting

Revenues

Accounting and Financial Consulting segment revenues decreased $22.0 million, or 14.1%, to $134.0 million for the year ended December 31, 2008 from $156.0 million for the year ended December 31, 2007. We acquired Callaway on July 29, 2007 and therefore, revenues for 2008 included revenues generated by Callaway while revenues for 2007 included five months of revenues generated by Callaway. For both 2008 and 2007, most of this segment’s revenues were from time-and-expense engagements.

Of the overall $22.0 million decrease in revenues, $35.1 million was attributable to our full-time billable consultants, which was partially offset by an increase of $13.1 million attributable to our full-time equivalents. The $35.1 million decrease in full-time billable consultant revenues was primarily due to a decline in both the utilization rate and the average billing rate per hour for this segment. The $13.1 million increase in full-time equivalent revenues resulted from our acquisition of Callaway, which heavily utilizes variable, on demands consultants.

Operating income

Accounting and Financial Consulting segment operating income decreased $28.9 million, or 47.4%, to $32.0 million for the year ended December 31, 2008 from $60.9 million for the year ended December 31, 2007. Operating margin for the Accounting and Financial Consulting segment decreased to 23.9% in 2008 from 39.0% in 2007. The decline was attributable to lower utilization of this segment’s full-time billable consultants as we added a number of consultants in the previous years to staff several large engagements and to support our anticipated growth. These large engagements have since wound down and have not been replaced by similarly-sized engagements. The decline in operating margin was also attributable to a lower average billing rate per hour for this segment as described above. Higher share-based compensation expense and promotion and marketing expense also contributed to the decline in this segment’s operating margin.

Legal Consulting

Revenues

Legal Consulting segment revenues increased $31.6 million, or 35.1%, to $121.4 million for the year ended December 31, 2008 from $89.8 million for the year ended December 31, 2007. For 2008, revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 91.2%, 7.9% and 0.9% of this segment’s revenues, respectively, compared to 90.8%, 7.7% and 1.5%, respectively, for 2007.

Of the overall $31.6 million increase in revenues, $1.7 million was attributable to our full-time billable consultants and $29.9 million was attributable to our full-time equivalents. The $1.7 million increase in full-time billable consultant revenues reflected an increase in the average number of consultants, which was largely offset by a decline in both the utilization rate and the average billing rate per hour for this segment. The $29.9 million increase in full-time equivalent revenues reflects greater demand for our document review services.

Operating income

Legal Consulting segment operating income increased $9.5 million, or 33.5%, to $37.8 million for the year ended December 31, 2008 from $28.3 million for the year ended December 31, 2007. Operating margin for the Legal Consulting segment remained steady at 31.1% in 2008 compared to 31.5% in 2007.

Corporate Consulting

Revenues

Corporate Consulting segment revenues increased $7.5 million, or 9.8%, to $84.5 million for the year ended December 31, 2008 from $77.0 million for the year ended December 31, 2007. For 2008, revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 47.4%, 50.9% and 1.7% of this segment’s revenues, respectively, compared to 45.3%, 50.9% and 3.8%, respectively, for 2007.

Of the overall $7.5 million increase in revenues, $6.9 million was attributable to our full-time billable consultants and $0.6 million was attributable to our full-time equivalents. The $6.9 million increase in full-time billable consultant revenues reflected an increase in both the average number of consultants and the average billing rate per hour for this segment, partially offset by a decline in the utilization rate of this segment’s billable consultants.

Operating income

Corporate Consulting segment operating income increased $4.4 million, or 22.4%, to $24.4 million for the year ended December 31, 2008 from $20.0 million for the year ended December 31, 2007. Operating margin for the Corporate Consulting segment increased to 28.9% in 2008 from 25.9% in 2007. The unfavorable impact of restructuring charges on this segment’s operating margin was largely offset by lower compensation cost as a percentage of revenues.

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

Of the overall $215.7 million increase in revenues, $131.3 million was attributable to our full-time billable consultants and $84.4 million was attributable to our full-time equivalents. The $131.3 million increase in full-time billable consultant revenues reflected growing demand for our services from new and existing clients and our acquisitions. This increase was attributable to an increase in the number of consultants across all of our segments due to internal growth and our acquisitions and an increase in our average billing rate, partially offset by a decline in the utilization rate of our billable consultants. The $84.4 million increase in full-time equivalent revenues was due to increased demand and usage of contract reviewers in our document review group and our acquisitions of Callaway and Wellspring, both of which utilize variable, on-demand consultants and independent contractors.

Total direct costs

Our direct costs increased $129.8 million, or 79.4%, to $293.4 million for the year ended December 31, 2007 from $163.6 million for the year ended December 31, 2006. Approximately $116.0 million of the increase was attributable to the increase in the number of full-time billable consultants and greater utilization of variable, on-demand consultants and contract reviewers, as described above, as well as the promotion of our employees during the year, including 16 to the managing director level effective January 1, 2007, and their related salaries, bonuses and benefit costs. Share-based compensation expense associated with our revenue-generating professionals increased $5.4 million, or 80.6%, to $12.1 million during 2007 from $6.7 million during 2006.

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

Operating income

Operating income increased $36.2 million, or 76.3%, to $83.7 million for the year ended December 31, 2007 from $47.5 million for the year ended December 31, 2006. The increase in operating income was primarily due to the increase in revenues, partially offset by the increases in direct costs and operating expenses as discussed above. Operating margin, remained steady at 16.6% in 2007 compared to 16.5% in 2006. Lower selling, general and administrative expenses as a percentage of revenues in 2007 were offset by increases in salaries and related costs, as well as an increase in intangible assets amortization expense as discussed above.

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

Of the overall $97.3 million increase in revenues, $75.5 million was attributable to our full-time billable consultants and $21.8 million was attributable to our full-time equivalents. The $75.5 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and an increase in the average billing rate per hour for this segment. The increase in the average billing rate per hour was partially due to $3.2 million of performance-based fees earned during the third quarter of 2007 upon achieving targeted levels of cost savings on two engagements. The $21.8 million increase in full-time equivalent revenues resulted from our acquisition of Wellspring, which utilizes independent contractors.

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

Accounting and Financial Consulting

Revenues

Accounting and Financial Consulting segment revenues, which include revenues from our acquisition of Callaway since August 2007, increased $46.8 million, or 42.8%, to $156.0 million for the year ended December 31, 2007 from $109.2 million for the year ended December 31, 2006. For both 2007 and 2006, most of this segment’s revenues were from time-and-expense engagements.

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

Operating income

Accounting and Financial Consulting segment operating income increased $10.6 million, or 21.0%, to $60.9 million for the year ended December 31, 2007 from $50.3 million for the year ended December 31, 2006. The Accounting and Financial Consulting segment operating margin, decreased to 39.0% in 2007 from 46.1% in 2006. The decline was attributable to lower utilization of this segment’s full-time billable consultants as we added a significant number of consultants to position us for future market demand. The decline in this segment’s operating margin was also impacted by the acquisition of Callaway, which operated at an operating margin that was slightly lower than the average for the segment. Higher share-based compensation expense and intangible assets amortization expense also contributed to the decline in operating margin.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $11.1 million, from $3.0 million at December 31, 2007, to $14.1 million at December 31, 2008. Cash and cash equivalents decreased $13.6 million, from $16.6 million at December 31, 2006, to $3.0 million at December 31, 2007. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Operating activities

During 2008, cash flows provided by operating activities totaled $101.2 million, compared to $55.9 million for the year ended December 31, 2007. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable affect these account balances. The increase in cash provided by operations during 2008 was attributable to us collecting cash on our receivables more quickly during 2008 as compared to 2007. Additionally, deferred revenues increased during 2008 due to a higher level of advanced billings and collections. Our days sales outstanding, which is a measure of the average number of days that we take to collect our receivables, decreased from 67 days in 2007 to 57 days in 2008. The increase in advanced billings and the decrease in days sales outstanding were largely due to our integration of Stockamp, which has a practice of billing its clients in advance. The increase in cash provided by operating activities was also attributable to lower estimated tax payments during 2008 as we made an overpayment of taxes in 2007 that was subsequently applied to 2008. These increases in cash were partially offset by lower accrued bonuses at December 31, 2008 compared to December 31, 2007.

During 2007, cash flows generated by operating activities totaled $55.9 million, compared to $43.1 million for the year ended December 31, 2006. Receivables from clients and unbilled services increased $39.0 million during 2007 as compared to $11.4 million during 2006. This increase was attributable to a greater volume of billings as more services were rendered. Additionally, our days sales outstanding increased in 2007 from 2006. Accrued payroll and related benefits at December 31, 2007 increased by $14.0 million from December 31, 2006, which was primarily related to accrued bonuses that we paid out in the first quarter of 2008. Accrued bonuses at December 31, 2007 were higher than the prior year due to an increase in the number of employees.

Investing activities

Cash used in investing activities was $250.9 million, $189.4 million and $69.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The use of cash in 2008 primarily consisted of $168.5 million for the acquisition of Stockamp, $23.0 million for the settlement of Callaway’s earn-out provisions, and payments of additional purchase consideration earned by the selling shareholders of Galt, Wellspring and Glass totaling $32.8 million. The use of cash in 2007 primarily related to the acquisitions of Wellspring, Glass and Callaway. The use of cash in 2006 primarily related to the acquisitions of Galt, DRCS and Aaxis. Additionally, we used cash in all three periods for purchases of computer hardware and software, furniture and fixtures, and leasehold improvements needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space. We estimate that our cash utilized for capital expenditures in 2009 will be approximately $25.0 million, primarily for leasehold improvements, computer equipment and software.

Financing activities

Cash provided by financing activities was $161.5 million, $119.8 million and $11.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006 upon the vesting of restricted stock awards, we redeemed 107,759, 146,100 and 99,471, respectively, shares of our common stock at an average stock price of $57.18, $69.02 and $34.78, respectively, to satisfy employee tax withholding requirements.

At December 31, 2008, we had a credit agreement with various financial institutions under which we may borrow up to $460.0 million, with an accordion feature allowing for an additional amount of up to $60.0 million to be borrowed upon approval from the lenders. The credit agreement consists of a $240.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”), which was drawn in a single advance of $220.0 million on July 8, 2008 to fund in part our acquisition of Stockamp. The borrowing capacity under the credit agreement is reduced by any outstanding letters of credit, which totaled $5.7 million at December 31, 2008, and any payments under the Term Loan. At December 31, 2008, the borrowing capacity under the credit agreement was $163.3 million.

Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement. Interest is based on a spread, ranging from 1.50% to 2.50%, over the London Interbank Offered Rate (“LIBOR”) or a spread, ranging from 0.50% to 1.50%, over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us. The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that begun on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the credit agreement on February 23, 2012.

Under the credit agreement, dividends are restricted to an amount up to $10.0 million per fiscal year plus 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions will need to be approved by the lenders. The credit agreement includes quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.5 to 1.0 and a maximum leverage ratio of 3.25 to 1.0, as those ratios are defined in the credit agreement. At December 31, 2008, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.2 to 1.0 and a leverage ratio of 1.6 to 1.0.

During 2008, 2007 and 2006, we made borrowings under our credit facility to fund our business acquisitions, to pay additional purchase consideration earned by selling shareholders of businesses that we acquired, and to pay annual bonuses. We also made borrowings to fund our daily operations. For the years ended December 31, 2008, 2007 and

2006, the average daily outstanding balance under our credit facility was $245.4 million, $126.4 million and $11.9 million, respectively. Borrowings outstanding under this credit facility at December 31, 2008 totaled $280.0 million and carried a weighted-average interest rate of 3.1%, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2007 totaled $123.5 million and carried interest at 6.1%. Borrowings outstanding at December 31, 2006 totaled $8.0 million and carried interest at 5.9%. We were in compliance with our debt covenants as of December 31, 2008, 2007 and 2006.

Future needs

Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which will require investments in new hires, acquisitions of complementary businesses, expansion into other geographic areas, and capital expenditures for information technology, office space, furniture and fixtures, and leasehold improvements. In connection with our past business acquisitions, we are required under earn-out provisions to pay additional purchase consideration to the sellers if specific financial performance targets are met. We also have cash needs to service our credit facility and repay our term loan. Further, we have other cash commitments as presented below in contractual obligations. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets, which have declined significantly during 2008.

CONTRACTUAL OBLIGATIONS

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2008 (in thousands).

	Less than 1 year (2009)	1-3 years (2010 to 2011)	3-5 years (2012 to 2013)	More than 5 years (2014 and thereafter)	Total
Additional purchase consideration	$45,400	$—	$—	$—	$45,400
Liability for uncertain tax positions	320	—	—	—	320
Purchase obligations	4,363	2,523	12	—	6,898
Capital lease obligations	426	392	—	—	818
Long-term bank borrowings	—	—	280,000	—	280,000
Operating lease obligations	18,544	32,613	24,453	20,611	96,221

Total contractual obligations	$69,053	$35,528	$304,465	$20,611	$429,657

In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific financial performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and future amounts are not determinable at this time, but the aggregate amount that potentially may be paid could be significant.

As of December 31, 2008, our current and non-current liabilities for uncertain tax positions are $0.3 million and $0.9 million, respectively. We are unable to reasonably estimate the timing of future cash flows related to the non-current portion as it is dependent on examinations by taxing authorities.

Purchase obligations include sponsorships, subscriptions to research tools, information technology, and other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation.

Borrowings outstanding under our credit facility at December 31, 2008 totaled $280.0 million, all of which we have classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. As described above under “Liquidity and Capital Resources,” interest on borrowings varies based on our total debt to EBITDA ratio and will depend on the timing of our repayments. As such, we are unable to quantify our future obligations relating to interest on our borrowings.

We lease our facilities and equipment under operating and capital lease arrangements expiring on various dates through 2018, with various renewal options. We lease office facilities under noncancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. We adopted SFAS No. 157 effective beginning on January 1, 2008 for financial assets and financial liabilities, which did not have any impact on our financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed by one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 effective beginning on January 1, 2009 for nonfinancial assets and nonfinancial liabilities, which did not have any impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. This statement retains the purchase method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact on us include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. We adopted SFAS 141R on a prospective basis effective beginning on January 1, 2009. For business combinations completed on or subsequent to the adoption date, the application of this statement may have a significant impact on our financial statements, the magnitude of which will depend on the specific terms and conditions of the transactions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted SFAS No. 160 effective beginning on January 1, 2009. The adoption of this statement did not have any impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks related to interest rates and changes in the market value of our investments. We generally do not enter into interest rate swaps, caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR, Federal Funds Rate or Prime Rate. At December 31, 2008, we had borrowings outstanding totaling $280.0 million that carried a weighted-average interest rate of 3.1%. A one percent change in this interest rate would have a $2.8 million effect on our pre-tax income.

As described above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” in connection with our acquisition of Stockamp and the amendment to the Wellspring Stock Purchase Agreement, we issued a total of 1,541,036 shares of our common stock to the sellers of Stockamp and Wellspring. Additionally, we provided them with a protection against a decline in the value of the shares issued until the restrictions on the shares have lapsed. As such, we are subject to market risk relating to our common stock. Upon the lapse of the restrictions, if the average daily closing price of our common stock for the ten consecutive trading days prior to the date that the restrictions lapse is $47.81 or below, then for every $1.00 that our stock price is below $47.81, we would be required to pay the sellers approximately $1.5 million, in the form of cash, stock, or any combination of cash and stock. Of the 1,541,036 shares issued, the restrictions on 1,210,814 shares lapsed on January 9, 2009 and we were not required to make further payments. The restrictions on the remaining 330,222 shares will lapse on July 9, 2009. Based on the average daily closing price of our common stock for the ten consecutive trading days prior to and including December 31, 2008, or $57.18, we would not be obligated to make any protection payments to the sellers. If the average price decreased by 10% to $51.46, we would still not be obligated to make any protection payments to the sellers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act. Such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2009 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2008 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders (1):
2002 Equity Incentive Plan	75,251	$ 0.02	—	(2)
2002 Equity Incentive Plan (California)	4,317	$ 1.04	—	(2)
2003 Equity Incentive Plan	161,357	$ 1.27	—	(2)
2004 Omnibus Stock Plan	57,105	$15.50	1,269,038
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

Total	298,030	$ 3.68	1,269,038

(1)	Our equity compensation plans were approved by the existing shareholders prior to our initial public offering. At our annual meeting of stockholders on May 2, 2006 our stockholders approved an amendment to our 2004 Omnibus Stock Plan to increase the number of shares available for issuance by 2,100,000 shares.
(2)	Prior to the completion of our initial public offering, we established the 2004 Omnibus Stock Plan. We terminated the 2002 Equity Incentive Plan, 2002 Equity Incentive Plan (California) and 2003 Equity Incentive Plan with respect to future awards and no further awards will be granted under these plans.

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

Director Independence

The information required by this item is incorporated by reference from portions of the Proxy Statement under “Nominees to Board of Directors,” “Directors Not Standing For Election,” and “Board Meetings and Committees.”

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

3. Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
2.1	Asset Purchase Agreement by and between MSGalt & Company, LLC, Huron Consulting Services LLC, M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy, dated as of March 31, 2006.		8-K		2.1	4/6/06

2.2	Membership Interest Purchase and Sale Agreement by and among Huron Consulting Group Holdings LLC, Document Review Consulting Services LLC and Robert Rowe, dated as of July 31, 2006.		8-K		2.1	8/3/06

2.3	Stock Purchase Agreement by and among Wellspring Partners LTD, the Shareholders of Wellspring Partners LTD and Huron Consulting Group Holdings LLC, dated as of December 29, 2006.		8-K		2.1	1/8/07

2.4	Amendment No. 1, dated July 8, 2008, to the Stock Purchase Agreement, dated as of December 29, 2006, by and among Wellspring Partners LTD, the shareholders of Wellspring Partners LTD listed on the signature page thereto, and Huron Consulting Group Holdings LLC.		8-K		2.2	7/9/08

2.5	Stock Purchase Agreement by and among Glass & Associates, Inc., the Shareholders of Glass & Associates, Inc. and Huron Consulting Group Holdings LLC and Huron Consulting Group Inc., dated as of January 2, 2007.		8-K		2.2	1/8/07

2.6	Joinder Agreement by and between John DiDonato and Huron Consulting Group Holdings LLC.		8-K		2.3	1/8/07

2.7	Joinder Agreement by and between Anthony Wolf and Huron Consulting Group Holdings LLC.		8-K		2.4	1/8/07

2.8	Joinder Agreement by and between Shaun Martin and Huron Consulting Group Holdings LLC.		8-K		2.5	1/8/07

2.9	Joinder Agreement by and between Sanford Edlein and Huron Consulting Group Holdings LLC.		8-K		2.6	1/8/07

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
2.10	Joinder Agreement by and between Dalton Edgecomb and Huron Consulting Group Holdings LLC.		8-K		2.7	1/8/07

2.11	Asset Purchase Agreement, dated July 8, 2008, by and among, Huron Consulting Group Inc., Huron Consulting Group Services LLC, Stockamp & Associates, Inc. and the shareholders of Stockamp & Associates, Inc. listed on the signature pages thereto.		8-K		2.1	7/9/08

3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		8-K		3.2	5/14/07

4.1	Specimen Stock Certificate.		S-1 (File No. 333-115434)		4.1	10/5/04

10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).		S-1 (File No. 333-115434)		10.1	10/5/04

10.2	Restricted Shares Award Agreement, dated December 10, 2002, between Huron Consulting Group Inc., Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC), HCG Holdings LLC and Gary E. Holdren.		S-1 (File No. 333-115434)		10.5	10/5/04

10.3	Restricted Shares Award Agreement, dated December 31, 2002, between Huron Consulting Group Inc. and Gary E. Holdren.		S-1 (File No. 333-115434)		10.6	10/5/04

10.4	Huron Consulting Group Inc. 2002 Equity Incentive Plan and form of option agreement thereunder.		S-1 (File No. 333-115434)		10.13	10/5/04

10.5	Amendment No. 1 to Huron Consulting Group Inc. 2002 Equity Incentive Plan.		S-1 (File No. 333-115434)		10.14	10/5/04

10.6	Amended and Restated Huron Consulting Group Inc. 2002 Equity Incentive Plan (California) and form of option agreement thereunder.		S-1 (File No. 333-115434)		10.15	10/5/04

10.7	Huron Consulting Group Inc. 2003 Equity Incentive Plan and form of option agreement thereunder.		S-1 (File No. 333-115434)		10.16	10/5/04

10.8	Huron Consulting Group Inc. 2004 Omnibus Stock Plan and form of option and restricted stock agreement thereunder.		S-1 (File No. 333-115434)		10.17	10/5/04

10.9	Amendment No. 1 to the Huron Consulting Group Inc. 2004 Omnibus Stock Plan.		S-8 (File No. 333-137107)		10.1	9/5/06

10.10	Sixth Amendment to Credit Agreement, dated as of July 8, 2008, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.		10-Q		10.1	8/5/08

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
10.11	Seventh Amendment to Credit Agreement, dated as of September 30, 2008, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.		10-Q		10.1	10/30/08

10.12	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.	X

10.13	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Gary E. Holdren.	X

10.14	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Daniel P. Broadhurst.	X

10.15	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Gary L. Burge.	X

10.16	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Mary M. Sawall.	X

10.17	Senior Management Agreement By and Between Huron Consulting Group Inc. and Natalia Delgado.	X

10.18	Executive Officers’ Compensation for 2008 and 2009 Summary Sheet.	X

10.19	Directors’ Compensation for 2008 and 2009 Summary Sheet.	X

21.1	List of Subsidiaries of Huron Consulting Group Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ GARY E. HOLDREN Gary E. Holdren	Chairman, Chief Executive Officer and President	February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/S/ GARY E. HOLDREN Gary E. Holdren	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 24, 2009

/S/ GEORGE E. MASSARO George E. Massaro	Vice Chairman	February 24, 2009

/S/ GARY L. BURGE Gary L. Burge	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2009

/S/ DUBOSE AUSLEY DuBose Ausley	Director	February 24, 2009

/S/ JAMES D. EDWARDS James D. Edwards	Director	February 24, 2009

/S/ H. EUGENE LOCKHART H. Eugene Lockhart	Director	February 24, 2009

/S/ JOHN MCCARTNEY John McCartney	Director	February 24, 2009

/S/ JOHN S. MOODY John S. Moody	Director	February 24, 2009

HURON CONSULTING GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Huron Consulting Group Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements the Company changed the manner in which it accounts for tax benefits from uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Chicago, IL

February 24, 2009

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$14,106	$2,993
Receivables from clients, net	88,071	86,867
Unbilled services, net	43,111	28,245
Income tax receivable	3,496	13,492
Deferred income taxes	15,708	13,680
Prepaid expenses and other current assets	14,563	10,435

Total current assets	179,055	155,712
Property and equipment, net	44,708	38,147
Deferred income taxes	2,064	3,628
Other non-current assets	15,722	8,737
Intangible assets, net	32,372	13,936
Goodwill	505,676	223,053

Total assets	$779,597	$443,213

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,505	$5,823
Accrued expenses	27,361	15,208
Accrued payroll and related benefits	48,374	58,279
Accrued consideration for business acquisitions	60,099	34,962
Income tax payable	2,086	1,342
Deferred revenues	21,208	5,278
Note payable and current portion of capital lease obligations	518	1,309

Total current liabilities	166,151	122,201
Non-current liabilities:
Deferred compensation and other liabilities	5,511	3,795
Capital lease obligations, net of current portion	204	234
Bank borrowings	280,000	123,500
Deferred lease incentives	8,705	9,699

Total non-current liabilities	294,420	137,228
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 21,387,679 and 19,279,176 shares issued at December 31, 2008 and 2007, respectively	202	182
Treasury stock, at cost, 404,357 and 589,755 shares at December 31, 2008 and 2007, respectively	(21,443)	(20,703)
Additional paid-in capital	211,464	116,148
Retained earnings	128,752	88,101
Accumulated other comprehensive income	51	56

Total stockholders’ equity	319,026	183,784

Total liabilities and stockholders equity	$779,597	$443,213

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenues and reimbursable expenses:
Revenues	$615,476	$504,292	$288,588
Reimbursable expenses	56,700	43,661	33,330

Total revenues and reimbursable expenses	672,176	547,953	321,918
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	360,404	293,387	163,569
Intangible assets amortization	6,629	7,993	2,207
Reimbursable expenses	56,717	43,449	33,506

Total direct costs and reimbursable expenses	423,750	344,829	199,282

Operating expenses:
Selling, general and administrative	131,148	102,176	65,926
Depreciation and amortization	23,291	17,207	9,201
Restructuring charges	2,343	—	—

Total operating expenses	156,782	119,383	75,127

Operating income	91,644	83,741	47,509
Other income (expense):
Interest expense, net of interest income	(13,773)	(8,263)	(703)
Other income (expense)	(2,731)	19	16

Total other expense	(16,504)	(8,244)	(687)

Income before provision for income taxes	75,140	75,497	46,822
Provision for income taxes	34,489	33,596	20,133

Net income	$40,651	$41,901	$26,689

Earnings per share:
Basic	$2.23	$2.47	$1.63
Diluted	$2.13	$2.32	$1.54
Weighted average shares used in calculating earnings per share:
Basic	18,257	16,944	16,359
Diluted	19,082	18,033	17,317

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	17,397,312	$174	$(3,061)	$58,908	$19,511	$—	$75,532
Net income	—	—	—	—	26,689	—	26,689
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	5,000	—	(2,875)	2,875	—	—	—
Exercise of stock options	426,011	4	—	384	—	—	388
Share-based compensation	—	—	—	9,839	—	—	9,839
Shares redeemed for employee tax withholdings	—	—	(3,460)	—	—	—	(3,460)
Income tax benefit on share-based compensation	—	—	—	7,592	—	—	7,592

Balance at December 31, 2006	17,828,323	$178	$(9,396)	$79,598	$46,200	$—	$116,580
Comprehensive Income:
Net income	—	—	—	—	41,901	—	41,901
Foreign currency translation adjustment	—	—	—	—	—	56	56

Total comprehensive income							41,957
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	189,790	2	(1,223)	1,221	—	—	—
Exercise of stock options	225,960	2	—	560	—	—	562
Share-based compensation	—	—	—	19,812	—	—	19,812
Shares redeemed for employee tax withholdings	—	—	(10,084)	—	—	—	(10,084)
Income tax benefit on share-based compensation	—	—	—	14,957	—	—	14,957

Balance at December 31, 2007	18,244,073	$182	$(20,703)	$116,148	$88,101	$56	$183,784
Comprehensive Income:
Net income	—	—	—	—	40,651	—	40,651
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)

Total comprehensive income							40,646
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	362,669	4	5,422	(5,426)	—	—	—
Exercise of stock options	256,253	3	—	394	—	—	397
Business combinations	1,320,913	13	—	61,307	—	—	61,320
Share-based compensation	—	—	—	26,807	—	—	26,807
Shares redeemed for employee tax withholdings	—	—	(6,162)	—	—	—	(6,162)
Income tax benefit on share-based compensation	—	—	—	12,234	—	—	12,234

Balance at December 31, 2008	20,183,908	$202	$(21,443)	$211,464	$128,752	$51	$319,026

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$40,651	$41,901	$26,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,920	25,200	11,408
Share-based compensation	26,807	19,812	9,839
Allowances for doubtful accounts and unbilled services	5,477	7,306	569
Deferred income taxes	520	1,384	(6,463)
Other	—	15	194
Changes in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in receivables from clients	6,386	(30,957)	(6,962)
Increase in unbilled services	(12,380)	(8,016)	(4,429)
Decrease (increase) in current income tax receivable / payable, net	11,066	(8,512)	(3,896)
Increase in other assets	(8,620)	(7,377)	(702)
Increase in accounts payable and accrued liabilities	5,494	4,271	7,821
Increase (decrease) in accrued payroll and related benefits	(13,051)	13,964	9,575
Increase (decrease) in deferred revenues	8,930	(3,062)	(574)

Net cash provided by operating activities	101,200	55,929	43,069

Cash flows from investing activities:
Purchases of property and equipment, net	(19,821)	(18,909)	(18,110)
Net investment in life insurance policies	(1,093)	(2,245)	(527)
Purchases of businesses, net of cash acquired	(229,947)	(168,209)	(51,073)

Net cash used in investing activities	(250,861)	(189,363)	(69,710)

Cash flows from financing activities:
Proceeds from exercise of stock options	397	562	388
Shares redeemed for employee tax withholdings	(6,162)	(10,084)	(3,460)
Tax benefit from share-based compensation	12,234	14,957	7,592
Proceeds from borrowings under line of credit	631,500	340,500	114,700
Repayments on line of credit	(475,000)	(225,000)	(106,700)
Principal payments of notes payable and capital lease obligations	(1,432)	(1,136)	(1,127)

Net cash provided by financing activities	161,537	119,799	11,393

Effect of exchange rate changes on cash	(763)	56	—

Net increase (decrease) in cash and cash equivalents	11,113	(13,579)	(15,248)
Cash and cash equivalents at beginning of the period	2,993	16,572	31,820

Cash and cash equivalents at end of the period	$14,106	$2,993	$16,572

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in connection with business combinations	$61,320	$—	$—
Issuance of common stock in connection with a business combination classified as a liability	$15,000	$—	$—
Capitalized lease obligations incurred	$611	$398	$—
Cash paid during the year for:
Interest	$17,065	$7,138	$1,071
Income taxes	$9,254	$25,475	$23,038

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

1. Description of Business

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, resolve disputes, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our clients include a wide variety of both financially sound and distressed organizations, including leading academic institutions, healthcare organizations, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements reflect the results of operations and cash flows for the years ended December 31, 2008, 2007 and 2006. Certain amounts reported in the previous years have been reclassified to conform to the 2008 presentation. The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its 100% owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from these estimates and assumptions.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Under SAB No. 104, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectibility is reasonably assured. We generate the majority of our revenues from providing professional services under three types of billing arrangements: time-and-expense, fixed-fee, and performance-based.

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed-upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using the percentage-of-completion method, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.

In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of performance-based fee supplements time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met and agreed to by the client.

We also generate revenues from licensing our proprietary software to clients and from providing related training and support during the term of the consulting engagement. Licenses for our software are sold only as a component of our consulting projects and as such, there is no vendor specific objective evidence of fair value. Therefore, revenues from software licenses are recognized ratably over the term of the related consulting services contract. Thereafter, clients pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized.

We have arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are allocated to each element based on the element’s fair value in accordance with Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and recognized pursuant to the criteria described above.

Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts. Expense reimbursements that are billable to clients are included in total revenues and reimbursable expenses, and typically an equivalent amount of reimbursable expenses are included in total direct costs and reimbursable expenses. Reimbursable expenses are primarily recognized as revenue in the period in which the expense is incurred. Subcontractors that are billed to clients at cost are also included in reimbursable expenses.

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

We record the provision for doubtful accounts and unbilled services as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, we record the provision in selling, general and administrative expenses.

Direct Costs and Reimbursable Expenses

Direct costs and reimbursable expenses consist primarily of revenue-generating employee compensation and their related benefit and share-based compensation costs, the cost of outside consultants or subcontractors assigned to revenue-generating activities and direct expenses to be reimbursed by clients. Direct costs and reimbursable expenses incurred on engagements are expensed in the period incurred.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Cash and Cash Equivalents

We consider all highly liquid investments, including overnight investments and commercial paper, with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

To the extent receivables from clients become delinquent, collection activities commence. No single client balance is considered large enough to pose a material credit risk. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable, and bill and collect unbilled services. Management does not anticipate incurring losses on accounts receivable in excess of established allowances. See note “15. Segment Information” for concentration of accounts receivable and unbilled services.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets. Software, computers and related equipment are depreciated over an estimated useful life of 2 to 4 years. Furniture and fixtures are depreciated over 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the initial term of the lease.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” No impairment charges were recorded in 2008, 2007 or 2006.

Intangible Assets Other Than Goodwill

We account for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that certain identifiable intangible assets be amortized over their expected useful lives.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Under the provisions of SFAS No. 142, goodwill is required to be tested at the reporting unit level for impairment on an annual basis and between annual tests whenever indications of impairment arise. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess. In accordance with SFAS No. 142, we aggregate our business components into reporting units and test for goodwill impairment. In testing for a potential impairment of goodwill, we estimate the fair value of each of our reporting units and compare this fair value to the carrying value of the reporting units. In estimating the fair value of our reporting units, we use a discounted cash flow analysis, which involves estimating the expected after-tax cash flows

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

that will be generated by each of the reporting units and then discounting these cash flows to present value. Pursuant to our policy, we performed the annual goodwill impairment test as of April 30, 2008 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred or any circumstances have changed since April 30, 2008 that would indicate goodwill may have become impaired since our annual impairment test. In this evaluation, we considered qualitative factors such as any adverse change in the business climate, any loss of key personnel, and any unanticipated competition. Additionally, we considered quantitative factors such as our current estimates of the future profitability of our reporting units, our current stock price, and our market capitalization compared to our book value. Based on our evaluation, we determined that no indications of impairment have arisen since our annual goodwill impairment test.

Non-Current Liabilities

We record certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. We have also recorded as non-current the portion of the deferred lease incentive liability that we expect to recognize over a period greater than one year. The deferred lease incentive liability at December 31, 2008 and 2007 totaled $8.7 million and $9.7 million, respectively, and was primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The portion of the deferred lease incentive corresponding to the rent payments that will be paid within twelve months of the balance sheet date is classified as current liabilities. We monitor the classification of such liabilities based on the expectation of their utilization periods.

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

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-based Payment,” using the modified prospective application transition method. Under this method, compensation cost for the portion of share-based awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased or cancelled after the adoption date are accounted for under the provisions of SFAS No. 123R. We recognize share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, we estimate the amount of expected forfeitures when calculating share-based compensation.

Sponsorship and Advertising Costs

Sponsorship and advertising costs are expensed as incurred. Such expenses for 2008, 2007 and 2006 totaled $4.3 million, $3.8 million and $1.7 million, respectively, and are a component of selling, general and administrative expense on our consolidated statement of income.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Foreign Currency

Assets and liabilities of foreign subsidiaries whose functional currency is not the United States Dollar (USD) are translated into the USD using the exchange rates in effect at period end. Revenue and expense items are translated using the average exchange rates for the period. Foreign currency translation adjustments are included in accumulated other comprehensive income, which is a component of stockholders’ equity.

Foreign currency transaction losses, net of gains, are included in other income (expense) on the statements of income and totaled $0.9 million for the year ended December 31, 2008 and none for the years ended December 31, 2007 and 2006.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. Segments are defined by SFAS No. 131 as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under four operating segments: Health and Education Consulting, Accounting and Financial Consulting (previously named Financial Consulting), Legal Consulting, and Corporate Consulting.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. We adopted SFAS No. 157 effective beginning on January 1, 2008 for financial assets and financial liabilities, which did not have any impact on our financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed by one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 effective beginning on January 1, 2009 for nonfinancial assets and nonfinancial liabilities, which did not have any impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. This statement retains the purchase method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact on us include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. We adopted SFAS No. 141R on a prospective basis effective beginning on January 1, 2009. For business combinations completed on or subsequent to the adoption date, the application of this statement may have a significant impact on our financial statements, the magnitude of which will depend on the specific terms and conditions of the transactions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted SFAS No. 160 effective beginning on January 1, 2009. The adoption of this statement did not have any impact on our financial statements.

3. Business Combinations

During the years ended December 31, 2008, 2007 and 2006, we completed the material acquisitions described below.

2008 Acquisition

Stockamp & Associates, Inc.

In July 2008, we acquired Stockamp & Associates, Inc. (“Stockamp”), a management consulting firm specializing in helping high-performing hospitals and health systems optimize their financial and operational performance. With the acquisition of Stockamp, we expanded our presence in the hospital consulting market and are better positioned to serve multiple segments of the healthcare industry, including major health systems, academic medical centers and community hospitals. This acquisition was consummated on July 8, 2008 and the results of operations of Stockamp have been included within our Health and Education Consulting segment since that date.

The aggregate purchase price of this acquisition was approximately $229.3 million, consisting of $168.5 million in cash paid at closing, $50.0 million paid through the issuance of 1,100,740 shares of our common stock, $1.6 million of transaction costs, $9.5 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met, and a $0.3 million preliminary working capital deficit adjustment. Of the 1,100,740 shares of common stock issued, 330,222 shares with an aggregate value of $15.0 million were deposited into escrow for a period of one year, beginning on July 8, 2008, to secure certain indemnification obligations of Stockamp and its shareholders. Because the shares placed in escrow have been issued conditionally since they may be returned to us in satisfaction of indemnification arrangements, the $15.0 million is classified as a liability and included in accrued consideration for business acquisitions on our consolidated balance sheet. The cash portion of the purchase price was financed with borrowings under our credit agreement.

The purchase agreement also provides for the following future potential payments:

1.	With respect to the shares of common stock not placed in escrow, on the date that is six months and one day after the closing date (the “Contingent Payment Date”), we will pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock, at our election) the amount, if any, equal to $35.0 million less the value of the common stock issued on the closing date, based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Payment Date. No payment will be made if the common stock so valued equals or exceeds $35.0 million on the Contingent Payment Date. We were not required to make further payments upon the lapse of the Contingent Payment Date in January 2009.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

2.	With respect to the shares of common stock placed in escrow, when the shares are released to Stockamp (the “Contingent Escrow Payment Date”), we will pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock at our election) the amount, if any, equal to $15.0 million (or such pro rata portion thereof, to the extent fewer than all shares are being released) less the value of the common stock released from escrow based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Escrow Payment Date. No payment will be made if the common stock so valued equals or exceeds $15.0 million on the Contingent Escrow Payment Date (or the applicable pro rata portion thereof). Any additional payment resulting from this price protection will not change the purchase consideration. Based on the average daily closing price of our common stock for the ten consecutive trading days prior to and including December 31, 2008, we would not be obligated to make any price protection payments to Stockamp.

3.	For the period beginning on the closing date and ending on December 31, 2011, additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts will be recorded as additional purchase consideration and an adjustment to goodwill.

Based on a preliminary valuation that is subject to refinement pending the finalization of the working capital adjustment, the identifiable intangible assets that were acquired totaled approximately $31.1 million and have an estimated weighted average useful life of 6 years, which consists of customer contracts totaling $5.4 million (7 months useful life), customer relationships totaling $10.8 million (12.5 years useful life), software totaling $7.8 million (4 years useful life), non-competition agreements totaling $3.7 million (6 years useful life), and a tradename valued at $3.4 million (2.5 years useful life). Customer relationships represent software support and maintenance relationships that are renewable by the customer on an annual basis. The renewal rate of these relationships has historically been high and as such, we have assigned a relatively long useful life to these customer relationships. Additionally, we recorded approximately $196.4 million of goodwill, which we intend to deduct for income tax purposes.

2007 Acquisitions

Callaway Partners, LLC

In July 2007, we acquired Callaway Partners, LLC (“Callaway”), a professional services firm that specializes in finance and accounting projects, financial reporting, internal audit and controls, and corporate tax solutions. With Callaway’s extensive senior consultant and project management skills, along with its variable, on-demand workforce, we are better positioned to assist clients with their accounting and corporate compliance challenges. This acquisition was consummated on July 29, 2007 and the results of operations of Callaway have been included within our Accounting and Financial Consulting segment since that date.

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

The identifiable intangible assets that were acquired totaled $5.7 million and have an estimated weighted average useful life of 27 months, which consists of customer contracts totaling $1.9 million (5 months useful life), customer

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

relationships totaling $2.4 million (19 months useful life), and non-competition agreements totaling $1.4 million (72 months useful life). Additionally, we recorded approximately $72.0 million of goodwill, which we intend to deduct for income tax purposes.

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

The aggregate purchase price of this acquisition was approximately $135.1 million, consisting of $64.7 million in cash paid at closing, $0.4 million of transaction costs, a $0.7 million working capital adjustment, $0.3 million in cash paid upon the collection of receivables acquired, $49.0 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met, and $20.0 million to settle certain earn-out provisions as described below. We financed this acquisition with a combination of cash on hand and borrowings of $55.0 million under our bank credit agreement. Additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met over a five-year period. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

Concurrent with the Stockamp acquisition described above, on July 8, 2008 we entered into an amendment to the Wellspring Stock Purchase Agreement (“Wellspring Amendment”). Effective January 1, 2009, in connection with the Stockamp acquisition, we combined Wellspring’s revenue cycle business with Stockamp’s revenue cycle business. As such, Wellspring will no longer be eligible for earn-out payments pertaining to that portion of the Wellspring business. In consideration for this, we paid the sellers $20.0 million through the issuance of 440,296 shares of our common stock. In addition, on the date that is six months and one day after the date of the Wellspring Amendment (the “Wellspring Contingent Payment Date”), we will pay the sellers (in cash, shares of common stock, or any combination of cash and common stock, at our election) the amount, if any, equal to $20.0 million less the value of the common stock issued on the date of the Wellspring Amendment, based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Wellspring Contingent Payment Date. No payment will be made if the common stock so valued equals or exceeds $20.0 million on the Wellspring Contingent Payment Date. We were not required to make further payments upon the lapse of the Wellspring Contingent Payment Date in January 2009. The earn-out provision, as amended, pertaining to the non-revenue cycle portion of Wellspring’s business will remain in effect through December 31, 2011.

The identifiable intangible assets that were acquired totaled $13.1 million and have an estimated weighted average useful life of 26 months, which consists of customer contracts totaling $4.7 million (9 months useful life), customer relationships totaling $3.9 million (20 months useful life), non-competition agreements totaling $2.4 million (72 months useful life), and a tradename valued at $2.1 million (24 months useful life). Additionally, we recorded approximately $125.5 million of goodwill, which we can not deduct for income tax purposes.

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

The aggregate purchase price of this acquisition was approximately $35.2 million, consisting of $30.0 million in cash paid at closing, $0.9 million of transaction costs, a $1.0 million working capital adjustment, $1.7 million cash paid to sellers for a tax election reimbursement, and $1.6 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met. We financed this acquisition with a combination of cash on hand and borrowings of $20.0 million under our bank credit agreement. Additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met over a four-year period. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues we receive from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

The identifiable intangible assets that were acquired totaled $4.3 million and have an estimated weighted average useful life of 37 months, which consists of customer contracts totaling $1.0 million (6 months useful life), customer relationships totaling $1.1 million (19 months useful life), and non-competition agreements totaling $2.2 million (60 months useful life). Additionally, we recorded approximately $29.7 million of goodwill, which we intend to deduct for income tax purposes.

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

The aggregate purchase price of this acquisition was approximately $43.3 million, which consisted of $20.4 million in cash paid at closing, $0.3 million of transaction costs, and $22.6 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets and conditions were met. We financed this acquisition with cash on hand and borrowings of $6.5 million under our bank credit agreement. Additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met over a four-year period. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues we receive from referrals made by Galt employees over a four-year period. Such amounts will be recorded as an expense.

The identifiable intangible assets that were acquired totaled $4.3 million and have an estimated weighted average useful life of 20 months, which consisted of customer contracts totaling $1.7 million (3 months weighted average useful life), customer relationships totaling $1.4 million (6 months weighted average useful life), and non-competition agreements totaling $1.2 million (60 months weighted average useful life). We assigned relatively short lives to the customer contracts and customer relationships due to the short-term nature of the services and relationships provided under these contracts. Additionally, we recorded $39.0 million of goodwill, which we intend to deduct for income tax purposes.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Purchase Price Allocations

The following table summarizes the fair values of the assets acquired and liabilities assumed for our material business acquisitions.

	(Preliminary) Stockamp July 8, 2008	Callaway July 29, 2007	Wellspring January 2, 2007	Glass January 2, 2007	Galt April 3, 2006
Assets Acquired:
Current assets	$17,446	$12,418	$9,868	$2,705	$—
Property and equipment	2,158	698	1,073	215	11
Non-current assets	547	23	—	23	—
Intangible assets	31,100	5,700	13,100	4,300	4,300
Goodwill	196,355	72,007	125,465	29,683	38,967

	247,606	90,846	149,506	36,926	43,278
Liabilities Assumed:
Current liabilities	18,097	2,354	9,128	1,727	—
Non-current liabilities	232	94	5,278	—	—

	18,329	2,448	14,406	1,727	—

Net Assets Acquired	$229,277	$88,398	$135,100	$35,199	$43,278

Pro Forma Financial Data

2008 Acquisition

The following unaudited pro forma financial data gives effect to the acquisition of Stockamp as if it had been completed at the beginning of the period presented. The actual results from the acquisition of Stockamp have been included within our consolidated financial results since July 8, 2008.

	Historical Huron and Historical Stockamp
	2008 Pro forma	2007 Pro forma
Revenues, net of reimbursable expenses	$673,676	$575,660
Operating income	$112,843	$85,392
Income before provision for income taxes	$92,190	$68,833
Net income	$50,710	$37,969
Earnings per share:
Basic	$2.72	$2.14
Diluted	$2.58	$1.98

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

2007 Acquisitions

The following unaudited pro forma financial data gives effect to the acquisitions of Callaway, Wellspring, and Glass as if they had been completed at the beginning of the period presented. The actual results from the acquisition of Callaway have been included within our consolidated financial results since July 29, 2007. The actual results from the acquisitions of Wellspring and Glass have been included within our consolidated financial results since January 2, 2007; therefore 2007 pro forma financial information is not presented.

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

2006 Acquisition

The following unaudited pro forma financial data gives effect to the acquisition of Galt as if it had been completed at the beginning of the period presented. The actual results from the acquisition of Galt have been included within our consolidated financial results since April 3, 2006.

Historical Huron and Historical Galt
2006 Pro forma
Revenues, net of reimbursable expenses	$292,657
Operating income	$49,229
Income before provision for income taxes	$48,329
Net income	$27,590
Earnings per share:
Basic	$1.69
Diluted	$1.59

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

4. Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the years ended December 31, 2008 and 2007.

	Health and Education Consulting	Accounting and Financial Consulting	Legal Consulting	Corporate Consulting	Total
Balance as of December 31, 2006	$11,256	$1,334	$13,771	$26,967	$53,328
Goodwill recorded in connection with business combinations	58,305	48,980	—	29,469	136,754
Additional purchase price subsequently recorded for business combinations (1)	24,000	—	1,541	7,430	32,971

Balance as of December 31, 2007	$93,561	$50,314	$15,312	$63,866	$223,053
Goodwill recorded in connection with business combinations	193,705	—	—	—	193,705
Additional purchase price subsequently recorded for business combinations (1)	34,486	27	2,144	9,261	45,918
Additional purchase price paid for the settlement of earn-out provisions (2)	20,000	23,000	—	—	43,000

Balance as of December 31, 2008	$341,752	$73,341	$17,456	$73,127	$505,676

(1)	Primarily consists of additional purchase price earned by selling shareholders subsequent to the business combination, as certain financial performance targets and conditions were met.
(2)	Consists of additional purchase price paid to the selling shareholders of Wellspring and Callaway in consideration for the settlement of certain earn-out provisions as described in note “3. Business Combinations.”

Intangible assets as of December 31, 2008 and 2007 consisted of the following:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$5,650	$4,800	$—	$—
Customer relationships	21,476	8,649	9,826	3,814
Non-competition agreements	12,473	3,558	8,273	1,690
Tradenames	5,500	2,752	2,100	1,050
Technology and software	8,385	1,353	585	294

Total	$53,484	$21,112	$20,784	$6,848

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Customer contracts are amortized on a straight-line basis over relatively short lives due to the short-term nature of the services provided under these contracts. The majority of the customer relationships are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the relationships. Non-competition agreements, tradenames, and technology and software are amortized on a straight-line basis.

Intangible assets amortization expense for the years ended December 31, 2008, 2007 and 2006 was $14.3 million, $14.3 million and $4.5 million, respectively. Estimated intangible assets amortization expense is $10.2 million for 2009, $7.5 million for 2010, $5.2 million for 2011, $3.5 million for 2012, and $1.8 million for 2013. Actual amortization expense could differ from these estimated amounts as a result of the finalization of the Stockamp valuation, future acquisitions and other factors.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

5. Property and Equipment

Depreciation expense for property and equipment was $15.7 million, $10.9 million and $6.9 million for 2008, 2007 and 2006, respectively. Property and equipment at December 31, 2008 and 2007 are detailed below:

	December 31,
	2008	2007
Computers, related equipment and software	$37,388	$30,026
Leasehold improvements	27,936	20,473
Furniture and fixtures	15,493	11,325
Assets under capital lease	1,417	806
Assets under construction	149	111

Property and equipment	82,383	62,741
Accumulated depreciation and amortization	(37,675)	(24,594)

Property and equipment, net	$44,708	$38,147

6. Line of Credit

At December 31, 2008, we had a credit agreement with various financial institutions under which we may borrow up to $460.0 million, with an accordion feature allowing for an additional amount of up to $60.0 million to be borrowed upon approval from the lenders. The credit agreement consists of a $240.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”), which was drawn in a single advance of $220.0 million on July 8, 2008 to fund in part our acquisition of Stockamp. The borrowing capacity under the credit agreement is reduced by any outstanding letters of credit, which totaled $5.7 million at December 31, 2008, and any payments under the Term Loan. At December 31, 2008, the borrowing capacity under the credit agreement was $163.3 million.

The Revolver and Term Loan are secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries. Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement. Interest is based on a spread, ranging from 1.50% to 2.50%, over the London Interbank Offered Rate (“LIBOR”) or a spread, ranging from 0.50% to 1.50%, over the base rate (which is the greater of the Federal Funds Rate plus 0.5% or the Prime Rate), as selected by us. The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that begun on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be in the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require us to maintain certain fixed coverage and total debt to EBITDA ratios. Under the credit agreement, dividends are restricted to an amount up to $10.0 million per fiscal year plus 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions will need to be approved by the lenders.

Borrowings outstanding at December 31, 2008 totaled $280.0 million and carried a weighted-average interest rate of 3.1%, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2007 were $123.5 million and carried a weighted-average interest rate of 6.1%. At both December 31, 2008 and 2007, we were in compliance with our financial debt covenants.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

7. Capital Structure

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2008 and 2007, no such preferred stock has been approved or issued.

Common Stock

We are authorized to issue up to 500,000,000 shares of common stock, par value $.01 per share. The holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Subject to the rights and preferences of the holders of any series of preferred stock that may at the time be outstanding, holders of common stock are entitled to such dividends as our board of directors may declare. In the event of any liquidation, dissolution or winding-up of our affairs, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any series of preferred stock that may at the time be outstanding, holders of common stock will be entitled to receive the distribution of any of our remaining assets.

8. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock and unvested restricted stock units. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. Earnings per share under the basic and diluted computations are as follows:

	Year ended December 31,
	2008	2007	2006
Net income	$40,651	$41,901	$26,689

Weighted average common shares outstanding – basic	18,257	16,944	16,359
Weighted average common stock equivalents	825	1,089	958

Weighted average common shares outstanding – diluted	19,082	18,033	17,317

Basic earnings per share	$2.23	$2.47	$1.63

Diluted earnings per share	$2.13	$2.32	$1.54

There were approximately 452,800 and 1,600 anti-dilutive securities for the years ended December 31, 2008 and 2007, respectively, and none for the year ended December 31, 2006.

9. Restructuring Charges

During 2008, we recorded a $2.3 million pre-tax restructuring charge that reduced operating income in our consolidated statement of income. This charge consisted primarily of severance payments related to workforce reductions to balance our employee base with current revenue expectations, market demand, and areas of focus. These reductions in workforce included the elimination of the operational consulting group within the Corporate Consulting segment and a reduction in the number of consultants in various other practice groups. All but $0.3 million of the restructuring charge was paid as of December 31, 2008.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

10. Employee Benefit and Deferred Compensation Plans

We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pre-tax contributions. We match an amount equal to the employees’ contributions up to 6% of the employees’ salaries. Our matching contributions for the years ended December 31, 2008, 2007, and 2006 were $10.4 million, $8.1 million and $5.0 million, respectively.

We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2008 and 2007 was $3.9 million and $2.9 million, respectively.

11. Equity Incentive Plans

In connection with our initial public offering, we adopted the 2004 Omnibus Stock Plan (the “Omnibus Plan”), which replaced our then-existing equity plans for grants of share-based awards. The Omnibus Plan permits the grant of stock options, restricted stock, and other share-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. Under the Omnibus Plan, as originally adopted, a total of 2,141,000 shares of common stock were reserved for issuance to eligible employees, executive officers, independent contractors and outside directors. The Plan was amended effective as of May 2, 2006 to increase the number of shares of common stock available for issuance by 2,100,000. As of December 31, 2008, 1,269,038 shares remain available for future issuance.

The Compensation Committee of the board of directors has the responsibility of interpreting the Omnibus Plan and determining all of the terms and conditions of awards made under the Omnibus Plan, including when the awards will become exercisable or otherwise vest. Subject to acceleration under certain conditions, the majority of our stock options and restricted stock vest annually, pro-rata over 4 years. All stock options have a ten-year contractual term.

The weighted average fair value of options granted during 2006 was $23.69. No options were granted during 2008 or 2007. The weighted average fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each period:

	December 31,
	2006	2005	2004	2003
Expected dividend yield	0%	0%	0%	0%
Expected volatility	40%	40%	12%	1%
Risk-free interest rate	4.7%	4.7%	2.6%	2.3%
Expected option life (in years)	4	4	4	4

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Stock option activity for the year ended December 31, 2008 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	557	$2.70
Granted	—
Exercised	(256)	$1.55
Forfeited or expired	(3)	$4.13

Outstanding at December 31, 2008	298	$3.68	4.8	$16.0

Exercisable at December 31, 2008	298	$3.68	4.8	$16.0

The aggregate intrinsic value of options exercised during 2008, 2007 and 2006 was $13.7 million, $14.8 million and $13.4 million, respectively.

The grant date fair values of our restricted stock awards are measured pursuant to SFAS No. 123R. Restricted stock activity for the year ended December 31, 2008 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Restricted stock at January 1, 2008	1,718	$37.77
Granted	584	$63.20
Vested	(647)	$31.98
Forfeited	(93)	$38.25

Restricted stock at December 31, 2008 (1)	1,562	$49.64

(1)	Includes 200,000 unvested restricted stock units with a weighted average grant date fair value of $50.47.

The aggregate fair value of restricted stock that vested during the years ended December 31, 2008, 2007 and 2006 was $35.3 million, $33.4 million and $12.5 million, respectively.

Total share-based compensation cost recognized for the years ended December 31, 2008, 2007 and 2006 was $26.8 million, $19.8 million and $9.8 million, respectively, with related income tax benefits of $11.0 million, $8.1 million, and $4.0 million, respectively. As of December 31, 2008, there was $57.6 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.

12. Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for us on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$68
Additions based on tax positions related to the current year	81
Additions for tax positions of prior years	37
Additions related to acquired companies	525

Balance at December 31, 2007	$711
Additions based on tax positions related to the current year	328
Additions for tax positions of prior years	129

Balance at December 31, 2008	$1,168

Of the $1.2 million of unrecognized tax benefits at December 31, 2008, $0.6 million would affect the effective tax rate if recognized. We do not expect that changes in the liability for unrecognized tax benefits during the next 12 months will have a significant impact on our financial position or results of operations.

As of both December 31, 2008 and 2007, an immaterial amount was accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of income.

We file income tax returns with federal, state, local and foreign jurisdictions. The 2004 Federal and main office state of Illinois tax returns were examined and closed in 2006 and no material adjustments were identified toward any of our tax positions. Our 2005 Federal tax return was examined and closed in 2008 and no adjustments were identified. Our 2006 and 2007 Federal tax returns are subject to future examination. For all other states, 2003 through 2007 are subject to future examinations. All of our foreign income tax filings are subject to future examinations.

The income tax expense for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$14,685	$11,841	$15,170
State	3,090	3,796	3,803
Foreign	2,960	1,292	70

Total current	20,735	16,929	19,043

Deferred:
Federal	11,063	12,993	878
State	3,091	3,674	212
Foreign	(400)	—	—

Total deferred	13,754	16,667	1,090

Income tax expense	$34,489	$33,596	$20,133

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows. Other non-deductible items include taxes not deductible for federal income tax purposes.

	Year ended December 31,
	2008	2007	2006
Percent of pretax income:
At U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes	4.8	6.0	5.2
Meals and entertainment	1.9	1.7	2.1
Valuation allowance	1.8	1.1	—
Mark-to-market investments	1.0	—	—
Foreign income taxes	(0.2)	(0.2)	—
Secondary offering	—	—	0.5
Other non-deductible items	1.6	0.9	0.2

Effective income tax expense rate	45.9%	44.5%	43.0%

Deferred tax assets at December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
Deferred tax assets:
Share-based compensation	$9,246	$6,215
Accrued payroll and other liabilities	8,441	7,864
Deferred lease incentives	4,333	4,616
Revenue recognition	4,212	2,159
Net operating loss and foreign tax credit carryforwards	2,153	1,069
Other	111	—

Total deferred tax assets	28,496	21,923
Less valuation allowance	(2,153)	(833)

Net deferred tax assets	26,343	21,090

Deferred tax liabilities:
Prepaid expenses	(3,851)	(2,348)
Property and equipment	(2,619)	(1,277)
Amortization of intangibles	(1,924)	(157)
Other	(177)	—

Total deferred tax liabilities	(8,571)	(3,782)

Net deferred tax asset	$17,772	$17,308

As of December 31, 2008 and 2007, we had a valuation allowance of $2.2 million and $0.8 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign operating losses.

13. Related Party Transaction

Pursuant to a registration rights agreement with HCG Holdings LLC, which owned a majority of our issued and outstanding common stock at December 31, 2005 and was a related party, we were obligated to pay all of the expenses relating to any public offerings. In connection with our initial public offering, in which HCG Holdings LLC participated as a selling stockholder, we paid all of the offering expenses of HCG Holdings LLC, other than underwriting

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

discounts and commissions and transfer taxes with respect to the shares sold by HCG Holdings LLC. We also paid costs associated with an offering that was withdrawn in November 2005 and the secondary offering that was completed in February 2006. During the year ended December 31, 2006, these costs totaled $0.6 million.

14. Commitments, Contingencies and Guarantees

Lease Commitments

We lease office space and certain equipment and software under noncancelable operating and capital lease arrangements expiring on various dates through 2018, with various renewal options. Our principal executive offices located in Chicago, Illinois are under leases expiring through September 2014. We have two five-year renewal options that will allow us to continue to occupy the majority of this office space until September 2024. We also have a core office located in New York City, New York under a lease that expires in July 2016, with one five-year renewal option. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount. Rental expense, including operating costs and taxes, for the years ended December 31, 2008, 2007 and 2006 was $15.8 million, $12.2 million and $8.7 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2008, are as follows:

	Capital Lease Obligations	Operating Lease Obligations	Sublease Income
2009	$426	$18,544	$(1,054)
2010	315	17,744	(1,047)
2011	77	14,869
2012	—	13,368	—
2013	—	11,085	—
Thereafter	—	20,611	—

Total	$818	$96,221	$(2,101)

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

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the filing date of this annual report on Form 10-K, we are not a party to or threatened with any other litigation or legal proceeding that, in the opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

Guarantees

Guarantees in the form of letters of credit totaling $5.7 million and $6.1 million were outstanding at December 31, 2008 and 2007, respectively, to support certain office lease obligations.

In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. Additional purchase consideration earned by certain sellers totaled $45.4 million, $32.4 million and $8.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. There is no limitation to the maximum amount of additional purchase consideration and future amounts are not determinable at this time, but the aggregate amount that potentially may be paid could be significant.

To the extent permitted by law, our by-laws and articles of incorporation require that we indemnify our officers and directors against judgments, fines and amounts paid in settlement, including attorney’s fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to us if such person acted in good faith. Although there is no limit on the amount of indemnification, we may have recourse against our insurance carrier for certain payments made.

15. Segment Information

Segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under four operating segments: Health and Education Consulting, Accounting and Financial Consulting, Legal Consulting, and Corporate Consulting.

•

Health and Education Consulting. This segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, turnarounds, merger or affiliation strategies, labor productivity, non-labor cost management, information technology, patient flow improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development.

•

Accounting and Financial Consulting. This segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes, international arbitration and litigation, as well as valuation analysis related to business acquisitions. This segment also consults with management in the

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

areas of corporate governance, Sarbanes-Oxley compliance, internal audit, and corporate tax. Additionally, the Accounting and Financial Consulting segment provides experienced project leadership and consultants with a variety of financial and accounting credentials and prior corporate experience on an as-needed basis to assist clients with finance and accounting projects. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts who serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The table below sets forth information about our operating segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Year ended December 31,
	2008	2007	2006
Health and Education Consulting:
Revenues	$275,510	$181,439	$84,108
Operating income	$108,784	$66,289	$25,375
Segment operating income as a percent of segment revenues	39.5%	36.5%	30.2%
Accounting and Financial Consulting:
Revenues	$134,011	$156,013	$109,220
Operating income	$32,010	$60,873	$50,304
Segment operating income as a percent of segment revenues	23.9%	39.0%	46.1%
Legal Consulting:
Revenues	$121,413	$89,849	$47,774
Operating income	$37,780	$28,293	$13,884
Segment operating income as a percent of segment revenues	31.1%	31.5%	29.1%
Corporate Consulting:
Revenues	$84,542	$76,991	$47,486
Operating income	$24,426	$19,961	$17,816
Segment operating income as a percent of segment revenues	28.9%	25.9%	37.5%
Total Company:
Revenues	$615,476	$504,292	$288,588
Reimbursable expenses	56,700	43,661	33,330

Total revenues and reimbursable expenses	$672,176	$547,953	$321,918

Statement of operations reconciliation:
Segment operating income	$203,000	$175,416	$107,379
Charges not allocated at the segment level:
Other selling, general and administrative expenses	88,065	74,468	50,669
Depreciation and amortization	23,291	17,207	9,201
Other expense	16,504	8,244	687

Income before provision for income taxes	$75,140	$75,497	$46,822

Segment assets:
Health and Education Consulting	$48,777	$35,764
Accounting and Financial Consulting	25,191	38,937
Legal Consulting	37,973	22,228
Corporate Consulting	19,241	18,183
Unallocated assets (1)	648,415	328,101

Total assets	$779,597	$443,213

(1)	Goodwill and intangible assets are included in unallocated assets, as in assessing segment performance or in allocating resources, management does not evaluate these items at the segment level.

For the years ended December 31, 2008, 2007 and 2006, substantially all of our revenues and long-lived assets were attributed to or located in the United States.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

No single client generated greater than 10% of our consolidated revenues during the years ended December 31, 2008 and 2007. At both December 31, 2008 and 2007, no single client’s total receivables and unbilled services balance represented greater than 10% of our total receivables and unbilled services balance.

During the year ended December 31, 2006, one client generated $29.3 million, or 10.2%, of our consolidated revenues. Of the $29.3 million, $25.8 million was generated by the Accounting and Financial Consulting segment and $3.5 million was generated by the Legal Consulting segment. No single client accounted for 10% or more of our total receivables and unbilled services at December 31, 2006.

16. Valuation and Qualifying Accounts

The following table summarizes the activity of the allowances for doubtful accounts and unbilled services and the valuation allowance for deferred tax assets:

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2006:
Allowances for doubtful accounts and unbilled services	$3,944	8,928	8,359	$4,513
Year ended December 31, 2007:
Allowances for doubtful accounts and unbilled services	$4,513	29,281	21,071	$12,723
Valuation allowance for deferred tax assets	$—	833	—	$833
Year ended December 31, 2008:
Allowances for doubtful accounts and unbilled services	$12,723	36,313	30,854	$18,182
Valuation allowance for deferred tax assets	$833	1,320	—	$2,153

(1)	Additions to allowances for doubtful accounts and unbilled services are charged to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is charged to operating expenses. Additions also include allowances acquired in business acquisitions.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

17. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2008	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$139,394	$143,408	$168,659	$164,015
Reimbursable expenses	$11,613	$12,565	$16,696	$15,826
Total revenues and reimbursable expenses	$151,007	$155,973	$185,355	$179,841
Gross profit	$55,929	$57,380	$65,322	$69,795
Operating income	$20,629	$20,230	$22,284	$28,501
Net income	$10,213	$9,809	$8,830	$11,799
Earnings per share:
Basic	$0.59	$0.56	$0.46	$0.62
Diluted	$0.56	$0.54	$0.44	$0.59
Weighted average shares used in calculating earnings per share:
Basic	17,372	17,558	18,901	19,180
Diluted	18,215	18,178	19,845	20,074

	Quarter Ended
2007	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$116,009	$118,266	$134,051	$135,966
Reimbursable expenses	$10,035	$10,910	$11,286	$11,430
Total revenues and reimbursable expenses	$126,044	$129,176	$145,337	$147,396
Gross profit	$46,784	$49,550	$51,784	$55,006
Operating income	$18,915	$19,767	$21,826	$23,233
Net income	$9,811	$10,101	$10,487	$11,502
Earnings per share:
Basic	$0.59	$0.60	$0.61	$0.67
Diluted	$0.55	$0.56	$0.58	$0.63
Weighted average shares used in calculating earnings per share:
Basic	16,725	16,842	17,033	17,169
Diluted	17,768	17,993	18,137	18,228