Form 10-Q
period 2009-03-31
Huron Consulting Group Inc.
filed 2009-04-30
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes  ☒                      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐                      No  ☐

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

As of April 23, 2009, approximately 21,522,506 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$9,566	$14,106
Receivables from clients, net	87,496	88,071
Unbilled services, net	47,734	43,111
Income tax receivable	2,295	3,496
Deferred income taxes	14,427	15,708
Prepaid expenses and other current assets	16,172	14,563
Total current assets	177,690	179,055
Property and equipment, net	43,760	44,708
Deferred income taxes	828	2,064
Other non-current assets	14,664	15,722
Intangible assets, net	29,317	32,372
Goodwill	506,544	505,676
Total assets	$772,803	$779,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,547	$6,505
Accrued expenses	22,627	27,361
Accrued payroll and related benefits	29,642	48,374
Accrued consideration for business acquisitions	16,132	60,099
Income tax payable	1,412	2,086
Deferred revenues	20,096	21,208
Current portion of capital lease obligations	416	518
Total current liabilities	97,872	166,151
Non-current liabilities:
Deferred compensation and other liabilities	6,694	5,511
Capital lease obligations, net of current portion	139	204
Bank borrowings	321,500	280,000
Deferred lease incentives	9,076	8,705
Total non-current liabilities	337,409	294,420
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 22,038,006 and 21,387,679 shares issued at March 31, 2009 and December 31, 2008, respectively	204	202
Treasury stock, at cost, 516,375 and 404,357 shares at March 31, 2009 and December 31, 2008, respectively	(28,098)	(21,443)
Additional paid-in capital	227,213	211,464
Retained earnings	139,003	128,752
Accumulated other comprehensive income (loss)	(800)	51
Total stockholders’ equity	337,522	319,026
Total liabilities and stockholders’ equity	$772,803	$779,597

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues and reimbursable expenses:
Revenues	$163,009	$139,394
Reimbursable expenses	14,240	11,613
Total revenues and reimbursable expenses	177,249	151,007
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	99,131	83,444
Intangible assets amortization	1,686	24
Reimbursable expenses	14,300	11,610
Total direct costs and reimbursable expenses	115,117	95,078
Operating expenses:
Selling, general and administrative	34,531	30,162
Depreciation and amortization	5,759	5,138
Total operating expenses	40,290	35,300
Operating income	21,842	20,629
Other income (expense):
Interest expense, net of interest income	(2,733)	(1,833)
Other expense	(471)	(294)
Total other expense	(3,204)	(2,127)
Income before provision for income taxes	18,638	18,502
Provision for income taxes	8,387	8,289
Net income	$10,251	$10,213

Earnings per share:
Basic	$0.52	$0.59
Diluted	$0.51	$0.56

Weighted average shares used in calculating earnings per share:
Basic	19,528	17,372
Diluted	20,252	18,215

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Stockholders’ Equity
Balance at December 31, 2008	20,183,908	$202	$(21,443)	$211,464	$128,752	$51	$319,026
Comprehensive income:
Net income	—	—	—	—	10,251	—	10,251
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(336)	(336)
Unrealized loss on cash flow hedging instrument, net of tax	—	—	—	—	—	(515)	(515)
Total comprehensive income							9,400
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	209,984	2	(5,107)	5,105	—	—	—
Exercise of stock options	14,184	—	—	43	—	—	43
Share-based compensation	—	—	—	6,638	—	—	6,638
Shares redeemed for employee tax withholdings	—	—	(1,548)	—	—	—	(1,548)
Income tax benefit on share- based compensation	—	—	—	3,963	—	—	3,963
Balance at March 31, 2009	20,408,076	$204	$(28,098)	$227,213	$139,003	$(800)	$337,522

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$10,251	$10,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,445	5,162
Share-based compensation	6,638	6,418
Allowances for doubtful accounts and unbilled services	(1,261)	651
Deferred income taxes	2,931	(1,487)
Changes in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in receivables from clients	630	(2,823)
Increase in unbilled services	(4,564)	(11,752)
Decrease in current income tax receivable / payable, net	538	812
Increase in other assets	(503)	(1,094)
Increase in accounts payable and accrued liabilities	532	1,815
Decrease in accrued payroll and related benefits	(18,838)	(36,697)
(Decrease) increase in deferred revenues	(1,747)	332
Net cash provided by (used in) operating activities	2,052	(28,450)

Cash flows from investing activities:
Purchases of property and equipment, net	(3,598)	(5,530)
Net investment in life insurance policies	(154)	(878)
Purchases of businesses, net of cash acquired	(46,203)	(10,153)
Net cash used in investing activities	(49,955)	(16,561)

Cash flows from financing activities:
Proceeds from exercise of stock options	43	136
Shares redeemed for employee tax withholdings	(1,548)	(5,491)
Tax benefit from share-based compensation	3,963	8,018
Proceeds from borrowings under credit facility	100,500	101,500
Repayments on credit facility	(59,000)	(48,000)
Payments of capital lease obligations	(98)	(214)
Net cash provided by financing activities	43,860	55,949

Effect of exchange rate changes on cash	(497)	346

Net (decrease) increase in cash and cash equivalents	(4,540)	11,284
Cash and cash equivalents at beginning of the period	14,106	2,993
Cash and cash equivalents at end of the period	$9,566	$14,277

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. This statement retains the purchase method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact on us include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingences,” which requires an acquirer to recognize at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value can be determined on the date of acquisition. We adopted SFAS No. 141R on a prospective basis effective beginning on January 1, 2009. For business combinations completed on or subsequent to the adoption date, the application of this statement may have a significant impact on our financial statements, the magnitude of which will depend on the specific terms and conditions of the transactions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 was issued to improve transparency of financial information provided in financial statements by requiring expanded disclosures about an entity’s derivative and hedging activities.  This statement requires entities to provide expanded disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS No. 161 effective beginning on January 1, 2009. The adoption of this statement did not have any impact on our financial statements as it contains only disclosure requirements.

4. Business Combination

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

The aggregate purchase price of this acquisition was approximately $230.9 million, consisting of $168.5 million in cash paid at closing, $50.0 million paid through the issuance of 1,100,740 shares of our common stock, $1.8 million of transaction costs, $9.6 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met, and a $1.0 million working capital adjustment.  Of the 1,100,740 shares of common stock issued, 330,222 shares with an aggregate value of $15.0 million were deposited into escrow for a period of one year, beginning on July 8, 2008, to secure certain indemnification obligations of Stockamp and its shareholders.  Because the shares placed in escrow have been issued conditionally since they may be returned to us in satisfaction of indemnification arrangements, the $15.0 million is classified as a liability and included in accrued consideration for business acquisitions on our consolidated balance sheet. The cash portion of the purchase price was financed with borrowings under our credit agreement.

The purchase agreement also provides for the following potential payments:

1.
With respect to the shares of common stock not placed in escrow, on the date that is six months and one day after the closing date (the “Contingent Payment Date”), we were to pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock, at our election) the amount, if any, equal to $35.0 million less the value of the common stock issued on the closing date, based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Payment Date. No payment needed to be made if the common stock so valued equaled or exceeded $35.0 million on the Contingent Payment Date. We were not required to make further payments upon the lapse of the Contingent Payment Date in January 2009.

2.
With respect to the shares of common stock placed in escrow, when the shares are released to Stockamp (the “Contingent Escrow Payment Date”), we will pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock at our election) the amount, if any, equal to $15.0 million (or such pro rata portion thereof, to the extent fewer than all shares are being released) less the value of the common stock released from escrow based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Escrow Payment Date. No payment will be made if the common stock so valued equals or exceeds $15.0 million on the Contingent Escrow Payment Date (or the applicable pro rata portion thereof). Any additional payment resulting from this price protection will not change the purchase consideration. Upon the lapse of the Contingent Escrow Payment Date in July 2009, the escrow liability balance and any price protection payment will be recorded to equity. Based on the average daily closing price of our common stock for the ten consecutive trading days prior to and including March 31, 2009, we would be obligated to make a price protection payment of approximately $1.8 million to Stockamp.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

3.
For the period beginning on the closing date and ending on December 31, 2011, additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met. These payments are not contingent upon the continued employment of the selling shareholders. Such amounts will be recorded as additional purchase consideration and an adjustment to goodwill. Since the closing date of this acquisition, we have paid to the selling shareholders $9.6 million as additional purchase consideration.

Based on a preliminary valuation that is subject to refinement, the identifiable intangible assets that were acquired totaled approximately $31.1 million and have an estimated weighted average useful life of 6 years, which consists of customer contracts totaling $5.4 million (7 months useful life), customer relationships totaling $10.8 million (12.5 years useful life), software totaling $7.8 million (4 years useful life), non-competition agreements totaling $3.7 million (6 years useful life), and a tradename valued at $3.4 million (2.5 years useful life). Customer relationships represent software support and maintenance relationships that are renewable by the customer on an annual basis. The renewal rate of these relationships has historically been high and as such, we have assigned a relatively long useful life to these customer relationships. Additionally, we recorded approximately $196.6 million of goodwill, which we intend to deduct for income tax purposes.

Purchase Price Allocation
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(Preliminary) Stockamp July 8, 2008
Assets Acquired:
Current assets	$16,486
Property and equipment	2,176
Non-current assets	547
Intangible assets	31,100
Goodwill	196,562
246,871
Liabilities Assumed:
Current liabilities	15,494
Current and non-current capital lease obligations	525
16,019

Net Assets Acquired	$230,852

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

Pro Forma Financial Data
The following unaudited pro forma financial data for the three months ended March 31, 2008 give effect to the acquisition of Stockamp as if it had been completed at the beginning of the period presented. The actual results from the acquisition of Stockamp have been included within our consolidated financial results since July 8, 2008.

Three Months Ended March 31, 2008
Revenues, net of reimbursable expenses	$172,445
Operating income	$33,152
Income before provision for income taxes	$28,957
Net income	$16,381
Earnings per share:
Basic	$0.90
Diluted	$0.85

The above unaudited pro forma financial data are not necessarily indicative of the results that would have been achieved if the acquisition had occurred on the date indicated, nor are they necessarily indicative of future results.

5. Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2009.

	Health and Education Consulting	Accounting and Financial Consulting	Legal Consulting	Corporate Consulting	Total
Balance as of December 31, 2008	$341,752	$73,341	$17,456	$73,127	$505,676
Additional purchase price subsequently recorded for business combinations	288	—	601	(21)	868
Balance as of March 31, 2009	$342,040	$73,341	$18,057	$73,106	$506,544

Intangible assets as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$5,650	$5,525	$5,650	$4,800
Customer relationships	21,250	9,339	21,250	8,423
Non-competition agreements	12,473	4,121	12,473	3,558
Tradenames	3,400	992	3,400	652
Technology and software	8,275	1,754	8,275	1,243
Total	$51,048	$21,731	$51,048	$18,676

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

Intangible assets amortization expense was $3.1 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively. Estimated intangible assets amortization expense is $10.2 million for 2009, $7.5 million for 2010, $5.2 million for 2011, $3.5 million for 2012, $1.8 million for 2013, and $1.1 million for 2014.  Actual amortization expense could differ from these estimated amounts as a result of the finalization of the Stockamp valuation, future acquisitions and other factors.

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

	Three Months Ended March 31,
	2009	2008
Net income	$10,251	$10,213

Weighted average common shares outstanding – basic	19,528	17,372
Weighted average common stock equivalents	724	843
Weighted average common shares outstanding – diluted	20,252	18,215

Basic earnings per share	$0.52	$0.59
Diluted earnings per share	$0.51	$0.56

There were approximately 708,200 and 217,600 anti-dilutive securities for the three months ended March 31, 2009 and 2008, respectively.

7. Borrowings

At March 31, 2009, we had a credit agreement with various financial institutions under which we may borrow up to $460.0 million, with an accordion feature allowing for an additional amount of up to $60.0 million to be borrowed upon approval from the lenders. The credit agreement consists of a $240.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”), which was drawn in a single advance of $220.0 million on July 8, 2008 to fund, in part, our acquisition of Stockamp. The borrowing capacity under the credit agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At March 31, 2009, outstanding letters of credit totaled $5.7 million and are used as security deposits for our office facilities. As of March 31, 2009, the borrowing capacity under the credit agreement was $116.3 million.

The Revolver and Term Loan are secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries. Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement.  Interest is based on a spread, ranging from 1.50% to 2.50%, over the London Interbank Offered Rate (“LIBOR”) or a spread, ranging from 0.50% to 1.50%, over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us. The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that began on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the credit agreement on February 23, 2012. The credit agreement includes quarterly financial covenants that require us to maintain certain fixed coverage and total debt to EBITDA ratios. Under the credit agreement, dividends are restricted to an amount up to $10.0 million per fiscal year plus 50% of consolidated net income (adjusted for non-cash share-based

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions will need to be approved by the lenders.

Borrowings outstanding under this credit facility at March 31, 2009 totaled $321.5 million and carried a weighted-average interest rate of 3.0%, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2008 were $280.0 million and carried a weighted-average interest rate of 3.1%. At both March 31, 2009 and December 31, 2008, we were in compliance with our financial debt covenants.

8. Derivative Instrument and Hedging Activity

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $100.0 million of the total variable-rate borrowings outstanding described above in note “7.  Borrowings.” Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 1.715%. This swap effectively converted $100.0 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2009 and through February 23, 2012.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with SFAS No. 133, we have designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.

The table below sets forth additional information relating to this interest rate swap designated as a hedging instrument as of March 31, 2009.

Balance Sheet Location	Fair Value (Derivative Liability)	Amount of Loss Recognized in OCI
Deferred compensation and other liabilities	$867	$867

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2009.

9. Fair Value of Financial Instruments

Certain of our assets and liabilities are measured at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy for inputs used in measuring fair value and requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy consists of three levels based on the objectivity of the inputs as follows:

Level 1 Inputs	Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

Level 2 Inputs
Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs	Unobservable inputs for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.

The table below sets forth our fair value hierarchy for our derivative liability measured at fair value as of March 31, 2009.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liability:
Interest rate swap	$—	$867	$—	$867

The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.

10. Comprehensive Income

The table below sets forth the components of comprehensive income for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Net income			$10,251			$10,213
Other comprehensive income (loss):
Foreign currency translation adjustment	$(252)	$(84)	(336)	$346	$—	346
Unrealized loss on cash flow hedging instrument	(867)	352	(515)	—	—	—
Comprehensive income (loss)	$(1,119)	$268	$9,400	$346	$—	$10,559

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

11. Commitments and Contingencies

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

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business.  As of the filing date of this quarterly report on Form 10-Q, we are not a party to or threatened with any other litigation or legal proceeding that, in the opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

Guarantees
Guarantees in the form of letters of credit totaling $5.7 million were outstanding at both March 31, 2009 and December 31, 2008 to support certain office lease obligations.

In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and future amounts are not determinable at this time, but the aggregate amount that potentially may be paid could be significant. Additional purchase consideration earned by certain sellers totaled $46.2 million for the year ended December 31, 2008.

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

12. Segment Information

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

•
Accounting and Financial Consulting.  This segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes, international arbitration and litigation, as well as valuation analysis related to business acquisitions. This segment also consults with management in the areas of internal audit and corporate tax. Additionally, the Accounting and Financial Consulting segment provides experienced project leadership and consultants with a variety of financial and accounting credentials and prior corporate experience on an as-needed basis to assist clients with finance and accounting projects. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts who serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations.

•
Legal Consulting.  This segment provides guidance and business services to corporate law departments and government agencies by helping to reduce legal spending, enhance client service delivery and increase operational effectiveness. These services include digital evidence and discovery services, document review, law firm management services, records management, and strategic and operational improvements.

•
Corporate Consulting.  This segment leads clients through various stages of transformation that result in measurable and sustainable performance improvement. This segment works with clients to solve complex business problems and implements strategies and solutions to effectively address and manage stagnant or declining stock price, acquisitions and divestitures, process inefficiency, third party contracting difficulties, lack of or misaligned performance measurements, margin and cost pressures, performance issues, bank defaults, covenant violations, and liquidity issues. This segment also provides restructuring and turnaround consulting assistance to financially distressed companies, creditor constituencies, and other stakeholders in connection with out-of-court restructurings and bankruptcy proceedings.

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

The table below sets forth information about our operating segments for the three months ended March 31, 2009 and 2008, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Health and Education Consulting:
Revenues	$93,557	$51,088
Operating income	$37,129	$22,132
Segment operating income as a percent of segment revenues	39.7%	43.3%
Accounting and Financial Consulting:
Revenues	$24,440	$38,811
Operating income	$2,528	$9,589
Segment operating income as a percent of segment revenues	10.3%	24.7%
Legal Consulting:
Revenues	$22,868	$25,223
Operating income	$3,241	$6,587
Segment operating income as a percent of segment revenues	14.2%	26.1%
Corporate Consulting:
Revenues	$22,144	$24,272
Operating income	$8,175	$9,377
Segment operating income as a percent of segment revenues	36.9%	38.6%
Total Company:
Revenues	$163,009	$139,394
Reimbursable expenses	14,240	11,613
Total revenues and reimbursable expenses	$177,249	$151,007

Statement of operations reconciliation:
Segment operating income	$51,073	$47,685
Charges not allocated at the segment level:
Other selling, general and administrative expenses	23,472	21,918
Depreciation and amortization expense	5,759	5,138
Other expense, net	3,204	2,127
Income before provision for income taxes	$18,638	$18,502

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” or “continues” or the negative of such terms or other comparable terminology. These forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions, including those in the credit markets, do not continue to deteriorate substantially. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Please see “Risk Factors” in our 2008 Annual Report on Form 10-K for a complete description of the material risks we face.

OVERVIEW

Our Business
Huron is a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, resolve disputes, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Many of our highly experienced professionals have master’s degrees in business or healthcare administration, doctorates in economics, are certified public accountants, or are accredited valuation specialists and forensic accountants. Our professionals employ their expertise in healthcare administration, accounting, finance, economics and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. We provide consulting services to a wide variety of both financially sound and distressed organizations, including leading academic institutions, healthcare organizations, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations.

We provide our services and manage our business under four operating segments: Health and Education Consulting, Accounting and Financial Consulting, Legal Consulting, and Corporate Consulting.

•
Health and Education Consulting.  Our Health and Education Consulting segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, turnarounds, merger of affiliation strategies, labor productivity, non-labor cost management, information technology, patient flow improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development.

•
Accounting and Financial Consulting.  Our Accounting and Financial Consulting segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes, international arbitration and litigation, as well as valuation analysis related to business acquisitions. This segment also consults with clients in the areas of internal audit and corporate tax. Additionally, the Accounting and Financial Consulting segment provides experienced project leadership and consultants with a variety of financial and accounting credentials and prior corporate experience on an as-needed to assist clients with finance and accounting projects. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts who serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations.

•
Legal Consulting.  Our Legal Consulting segment provides guidance and business services to address the challenges that confront today’s legal organizations. These services add value to corporate law departments and government agencies by helping to reduce legal spending, enhance client service delivery, and increase operational effectiveness. This segment provides measurable results in the areas of digital evidence and discovery services, document review, law firm management services, records management, and strategic and operational improvements. Included in this segment’s offerings is V3locity™, a per page fixed price e-discovery service providing data and document processing, hosting, review and production.

•
Corporate Consulting.  Our Corporate Consulting segment leads clients through various stages of transformation that result in measurable and sustainable performance improvement. This segment works with clients to solve complex business problems and implements strategies and solutions to effectively address and manage stagnant or declining stock price, acquisitions and divestitures, process inefficiency, third party contracting difficulties, lack of or misaligned performance measurements, margin and cost pressures, performance issues, bank defaults, covenant violations, and liquidity issues. This segment also provides restructuring and turnaround consulting assistance to financially distressed companies, creditor constituencies, and other stakeholders in connection with out-of-court restructurings and bankruptcy proceedings.

How We Generate Revenues
A large portion of our revenues is generated by our full-time billable consultants who provide consulting services to our clients and are billed based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, consisting of finance and accounting consultants, specialized operational consultants, and contract reviewers, all of whom work variable schedules, as needed by our clients. Other professionals also include our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. Our document review and electronic data discovery groups generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or amount of data processed. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time billable consultants and other professionals collectively as revenue-generating professionals.

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 47.9% and 71.1% of our revenues in the three months ended March 31, 2009 and 2008, respectively.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using the percentage-of-completion method, which is based on our estimate of work completed to-date versus the total services to be provided under the engagement. For the three months ended March 31, 2009 and 2008, fixed-fee engagements represented 41.4% and 27.2% of our revenues, respectively. The increase partly resulted from our acquisition of Stockamp & Associates, Inc. in July 2008, which primarily has fixed-fee engagements.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Second, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Often this type of success fee supplements time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 9.3% and 1.7% of our revenues for the three months ended March 31, 2009 and 2008, respectively. We recognized a higher level of performance-based revenues during the first quarter of 2009 upon meeting performance criteria associated with several Stockamp engagements. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

We also generate revenues from licensing our proprietary software to clients and from providing related training and support during the term of the consulting engagement. Revenues from software licenses are recognized ratably over the term of the related consulting services contract. Thereafter, clients pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. For the three months ended March 31, 2009, support and maintenance revenues represented 1.4% of our revenues. We did not have any support and maintenance revenues during the three months ended March 31, 2008.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results.  While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical.  These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to our critical accounting policies during the first quarter of 2009.

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

	Three Months Ended March 31,
Segment and Consolidated Operating Results (in thousands):	2009	2008
Revenues and reimbursable expenses:
Health and Education Consulting	$93,557	$51,088
Accounting and Financial Consulting	24,440	38,811
Legal Consulting	22,868	25,223
Corporate Consulting	22,144	24,272
Total revenues	163,009	139,394
Reimbursable expenses	14,240	11,613
Total revenues and reimbursable expenses	$177,249	$151,007
Operating income:
Health and Education Consulting	$37,129	$22,132
Accounting and Financial Consulting	2,528	9,589
Legal Consulting	3,241	6,587
Corporate Consulting	8,175	9,377
Total segment operating income	51,073	47,685
Operating expenses not allocated to segments	29,231	27,056
Total operating income	$21,842	$20,629

Other Operating Data:
Number of full-time billable consultants (at period end) (1):
Health and Education Consulting	912	466
Accounting and Financial Consulting	294	364
Legal Consulting	161	175
Corporate Consulting	167	229
Total	1,534	1,234
Average number of full-time billable consultants (for the period) (1):
Health and Education Consulting	919	458
Accounting and Financial Consulting	301	370
Legal Consulting	162	178
Corporate Consulting	169	231
Total	1,551	1,237
Full-time billable consultant utilization rate (2):
Health and Education Consulting	78.1%	78.1%
Accounting and Financial Consulting	50.6%	51.8%
Legal Consulting	53.7%	57.9%
Corporate Consulting	73.8%	65.2%
Total	69.7%	65.0%
Full-time billable consultant average billing rate per hour (3):
Health and Education Consulting	$245	$269
Accounting and Financial Consulting	$253	$268
Legal Consulting	$233	$234
Corporate Consulting	$362	$329
Total	$259	$276
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$92	$103
Accounting and Financial Consulting	$61	$66
Legal Consulting	$57	$64
Corporate Consulting	$124	$103
Total	$86	$86

	Three Months Ended March 31,
Other Operating Data:	2009	2008
Average number of full-time equivalents (for the period) (4):
Health and Education Consulting	97	38
Accounting and Financial Consulting	104	239
Legal Consulting	503	468
Corporate Consulting	9	8
Total	713	753
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$95	$104
Accounting and Financial Consulting	$59	$61
Legal Consulting	$27	$30
Corporate Consulting	$135	$70
Total	$42	$44

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues
Revenues increased $23.6 million, or 16.9%, to $163.0 million for the first quarter of 2009 from $139.4 million for the first quarter of 2008. We acquired Stockamp on July 8, 2008 and therefore, revenues for the first quarter of 2009 included revenues generated by Stockamp while revenues for the first quarter of 2008 did not include any revenues from Stockamp.

Of the overall $23.6 million increase in revenues, $26.4 million was attributable to our full-time billable consultants, partially offset by a $2.8 million decrease attributable to our full-time equivalents. The $26.4 million increase in full-time billable consultant revenues was attributable to an increase in the number of consultants in our Health and Education Consulting segment reflecting our acquisition of Stockamp and internal growth, coupled with an increase in the utilization rate of our consultants. These increases were partially offset by a decline in our average billing rate. The $2.8 million decrease in full-time equivalent revenues resulted from lower demand for our variable, on-demand consultants in our Accounting and Financial Consulting segment.

Total Direct Costs
Our direct costs increased $15.7 million, or 18.8%, to $99.1 million in the first three months of 2009 from $83.4 million in the first three months of 2008. Approximately $11.1 million of the increase was attributable to the increase in the average number of revenue-generating professionals and the promotion of our employees during the year, including 17 to the managing director level effective January 1, 2009, and their related compensation and benefits costs. Additionally, $3.4 million of the increase in direct costs was attributable to an increased usage of independent contractors, in particular within our Health and Education Consulting segment. Share-based compensation expense associated with our revenue-generating professionals increased $0.2 million, or 5.0%, to $4.2 million in the first quarter of 2009 from $4.0 million in the first quarter of 2008.

Total direct costs for the three months ended March 31, 2009 included $1.7 million of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition.

Operating Expenses
Selling, general and administrative expenses increased $4.3 million, or 14.5%, to $34.5 million in the first quarter of 2009 from $30.2 million in the first quarter of 2008. Of the $4.3 million increase, $1.5 million was due to higher promotional and marketing spending, $1.1 million was attributable to an increase in severance costs, $0.9 million was due to an increase in non-revenue generating professionals and their related compensation and benefits costs, $0.8 million was attributable to increased facilities costs, and $0.6 million was due to an increase in charitable contributions. These increases were partially offset by a decrease in company and team meeting costs. Share-based compensation expense associated with our non-revenue-generating professionals remained steady at $2.4 million in both the first quarters of 2009 and 2008.

Depreciation expense increased $1.0 million, or 29.4%, to $4.4 million in the three months ended March 31, 2009 from $3.4 million in the three months ended March 31, 2008 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense decreased $0.3 million, or 17.6%, to $1.4 million for the three months ended March 31, 2009 from $1.7 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.

Operating Income
Operating income increased $1.2 million, or 5.9%, to $21.8 million in the first quarter of 2009 from $20.6 million in the first quarter of 2008. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 13.4% in the three months ended March 31, 2009 from 14.8% in the three months ended March 31, 2008. The decline in operating margin was attributable to higher total compensation cost as a percentage of revenues, coupled with an increase in amortization expense as described above.

Other Expense
Other expense increased $1.1 million, or 50.6%, to $3.2 million in the first quarter of 2009 from $2.1 million in the first quarter of 2008. Of the $1.1 million increase, $0.9 million was attributable to an increase in interest expense from higher levels of borrowings during the first quarter of 2009, partially offset by a decrease in interest rates. During the three months ended March 31, 2009, the average daily outstanding balance under our credit facility was $285.7 million and carried a weighted-average interest rate of 3.0% compared to $148.4 million and 4.8%, respectively, for the comparable period last year. The remaining increase in other expense was primarily due to $0.2 million in net foreign currency transaction losses.

Net Income
Net income was $10.3 million for the three months ended March 31, 2009 compared to $10.2 million for the same period last year. Diluted earnings per share for the first quarter of 2009 was $0.51 compared to $0.56 for the first quarter of 2008. The decrease in earnings per share was attributable to the dilutive impact of the shares issued in connection with prior business acquisitions.

Segment Results

Health and Education Consulting

Revenues
Health and Education Consulting segment revenues increased $42.5 million, or 83.1%, to $93.6 million for the first quarter of 2009 from $51.1 million for the first quarter of 2008. Revenues for the first quarter of 2009 included revenues from our acquisition of Stockamp while revenues for the first quarter of 2008 did not include any revenues from Stockamp. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 27.1%, 54.3%, 16.2% and 2.4% of this segment’s revenues during the first three months of 2009, respectively, compared to 55.0%, 44.5%, 0.5% and 0%, respectively, for the comparable period in 2008.

Of the overall $42.5 million increase in revenues, $37.3 million was attributable to our full-time billable consultants and $5.2 million was attributable to our full-time equivalents. The $37.3 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, partially offset by a decrease in the average billing rate per hour for this segment.

Operating Income
Health and Education Consulting segment operating income increased $15.0 million, or 67.8%, to $37.1 million in the three months ended March 31, 2009 from $22.1 million in the three months ended March 31, 2008. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 39.7% for the first quarter of 2009 from 43.3% in the same period last year. The decline in this segment’s operating margin was attributable to higher total compensation cost and amortization expense as a percentage of revenues, as well as severance charges totaling $0.7 million in the first quarter of 2009.

Accounting and Financial Consulting

Revenues
Accounting and Financial Consulting segment revenues decreased $14.4 million, or 37.0%, to $24.4 million for the first quarter of 2009 from $38.8 million for the first quarter of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 91.0%, 8.7% and 0.3% of this segment’s revenues during the first quarter of 2009, respectively. For the first quarter of 2008, most of this segment’s revenues were from time-and-expense engagements.

Of the overall $14.4 million decrease in revenues, $6.0 million was attributable to our full-time billable consultants and $8.4 million was attributable to our full-time equivalents. The $6.0 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services and a decrease in the average billing rate per hour for this segment. The $8.4 million decrease in full-time equivalent revenues resulted from a decline in demand for our variable, on-demand consultants.

Operating Income
Accounting and Financial Consulting segment operating income decreased $7.1 million, or 73.6%, to $2.5 million in the three months ended March 31, 2009 from $9.6 million in the three months ended March 31, 2008. Segment operating margin decreased to 10.3% for the first quarter of 2009 from 24.7% in the same period last year. The decrease in this segment’s operating margin was attributable to higher total compensation cost as a percentage of revenues, as well as severance charges totaling $0.7 million in the first quarter of 2009.

Legal Consulting

Revenues
Legal Consulting segment revenues decreased $2.3 million, or 9.3%, to $22.9 million for the first quarter of 2009 from $25.2 million for the first quarter of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 87.7%, 12.3% and 0% of this segment’s revenues during the first three months of 2009, respectively, compared to 86.6%, 10.1% and 3.3%, respectively, for the comparable period in 2008.

The $2.3 million decrease in revenues was primarily attributable to our full-time billable consultant revenues, reflecting a decline in this segments utilization rate.

Operating Income
Legal Consulting segment operating income decreased $3.4 million, or 50.8%, to $3.2 million in the three months ended March 31, 2009 from $6.6 million in the three months ended March 31, 2008. Segment operating margin decreased to 14.2% for the first quarter of 2009 from 26.1% in the same period last year. The decrease in this segment’s operating margin was attributable to higher total compensation cost as a percentage of revenues, reflecting the lower utilization rate as described above, coupled with an increased level of investment in personnel, infrastructure, technology and other resources.

Corporate Consulting

Revenues
Corporate Consulting segment revenues decreased $2.2 million, or 8.8%, to $22.1 million for the first quarter of 2009 from $24.3 million for the first quarter of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 47.0%, 53.0% and 0% of this segment’s revenues during the three months ended March 31, 2009, respectively, compared to 49.2%, 45.5% and 5.3%, respectively, for the comparable period in 2008.

The $2.2 million decrease in revenues was primarily attributable to our full-time billable consultant revenues, reflecting a decrease in the number of consultants for this segment, partially offset by an increase in the utilization rate and average billing rate per hour for this segment.

Operating Income
Corporate Consulting segment operating income decreased $1.2 million, or 12.8%, to $8.2 million in the three months ended March 31, 2009 from $9.4 million in the three months ended March 31, 2008. Segment operating margin decreased to 36.9% for the first quarter of 2009 from 38.6% in the same period last year. The decrease in this segment’s operating margin reflects higher total compensation cost as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $4.5 million, from $14.1 million at December 31, 2008 to $9.6 million at March 31, 2009. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Cash flows provided by operating activities was $2.1 million for the first quarter of 2009, compared to cash used of $28.5 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable affect these account balances. The increase in cash provided by operations during the first quarter of 2009 was attributable to us collecting cash on our receivables more quickly during the first quarter of 2009 as compared to the first quarter of 2008. This was largely due to our integration of Stockamp, which has a practice of billing its clients and collecting cash in advance. The increase in cash provided by operations was also due to lower bonuses paid during the first quarter of 2009 as compared to the same period last year.

Cash used in investing activities was $50.0 million for the three months ended March 31, 2009 and $16.6 million for the same period last year. The use of cash in the first quarters of 2009 and 2008 primarily consisted of payments of additional purchase consideration earned by the selling shareholders of businesses that we acquired, totaling $46.2 million in 2009 and $8.7 million in 2008. The use of cash in the first quarters of 2009 and 2008 also included purchases of property and equipment.

At March 31, 2009, we had a credit agreement with various financial institutions under which we may borrow up to $460.0 million, with an accordion feature allowing for an additional amount of up to $60.0 million to be borrowed upon approval from the lenders. The credit agreement consists of a $240.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”), which was drawn in a single advance of $220.0 million on July 8, 2008 to fund, in part, our acquisition of Stockamp. The borrowing capacity under the credit agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At March 31, 2009, outstanding letters of credit totaled $5.7 million and are used as security deposits for our office facilities. As of March 31, 2009, the borrowing capacity under the credit agreement was $116.3 million.

Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the credit agreement.  Interest is based on a spread, ranging from 1.50% to 2.50%, over the London Interbank Offered Rate (“LIBOR”) or a spread, ranging from 0.50% to 1.50%, over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us. The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that began on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the credit agreement on February 23, 2012.

Under the credit agreement, dividends are restricted to an amount up to $10.0 million per fiscal year plus 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions need to be approved by the lenders. The credit agreement includes quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.50 to 1.00 and a maximum leverage ratio of 3.25 to 1.00, as those ratios are defined in the credit agreement. At March 31, 2009, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.60 to 1.00 and a leverage ratio of 1.98 to 1.00.

During the first quarter of 2009, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired and that were accrued for at December 31, 2008. We also made borrowings to fund our daily operations. During the three months ended March 31, 2009, the average daily outstanding balance under our credit facility was $285.7 million. Borrowings outstanding under this credit facility at March 31, 2009 totaled $321.5 million and carried a weighted-average interest rate of 3.0%. Borrowings outstanding at December 31, 2008 totaled $280.0 million and carried a weighted-average interest rate of 3.1%. At both March 31, 2009 and December 31, 2008, we were in compliance with our debt covenants.

On March 20, 2009, we entered into an interest rate swap agreement.  See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for further details.

Future Needs
Our primary financing need has been to fund our growth.  Our growth strategy is to expand our service offerings, which will require investment in new hires, acquisitions of complementary businesses, expansion into other geographic areas, and capital expenditures for information technology, office space, furniture and fixtures, as well as leasehold improvements. In connection with our past business acquisitions, we are required under earn-out provisions to pay additional purchase consideration to the sellers if specific financial performance targets are met. We also have cash needs to service our credit facility and repay our term loan. Further, we have other cash commitments relating to other future contractual obligations. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets, which declined significantly during 2008 and may continue to decline in 2009.

CONTRACTUAL OBLIGATIONS

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes in our contractual obligations since December 31, 2008 except as described below:

•
During the first quarter of 2009, we paid additional purchase consideration to selling shareholders of businesses that we acquired as financial performance targets were met in 2008. The aggregate purchase consideration paid totaled $46.2 million.

•	During the first quarter of 2009, our long-term borrowings increased from $280.0 million as of December 31, 2008 to $321.5 million as of March 31, 2009.

OFF BALANCE SHEET ARRANGEMENTS

Except for operating leases, we have not entered into any off-balance sheet arrangements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. This statement retains the purchase method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact on us include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingences,” which requires an acquirer to recognize at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value can be determined on the date of acquisition. We adopted SFAS No. 141R on a prospective basis effective beginning on January 1, 2009. For business combinations completed on or subsequent to the adoption date, the application of this statement may have a significant impact on our financial statements, the magnitude of which will depend on the specific terms and conditions of the transactions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 was issued to improve transparency of financial information provided in financial statements by requiring expanded disclosures about an entity’s derivative and hedging activities.  This statement requires entities to provide expanded disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS No. 161 effective beginning on January 1, 2009. The adoption of this statement did not have any impact on our financial statements as it contains only disclosure requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily from changes in interest rates, changes in the price of our common stock and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate or Prime Rate. At March 31, 2009, we had borrowings outstanding totaling $321.5 million that carried a weighted-average interest rate of 3.0%. A hypothetical one percent change in this interest rate would have a $3.2 million effect on our pre-tax income.

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this interest rate swap to hedge against the risk of changes in future cash flows related to changes in interest rate on $100.0 million of the total variable-rate borrowings outstanding under our credit facility. Under the terms of the agreement, we will receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 1.715%. This swap will effectively fix our LIBOR-based rate for $100.0 million of our debt beginning on March 31, 2009 and through February 23, 2012. Including the impact of the swap, the effective interest rate on $100.0 million of our debt was 4.2% as of March 31, 2009. We expect this hedge to be highly effective.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of March 31, 2009.

In connection with our acquisition of Stockamp and an amendment to the Wellspring Stock Purchase Agreement, we issued a total of 1,541,036 shares of our common stock to the sellers of Stockamp and Wellspring. Additionally, we provided them with a protection against a decline in the value of the shares issued until the restrictions on the shares have lapsed.  As such, we are subject to market risk relating to our common stock. Of the 1,541,036 shares issued, the restrictions on 1,210,814 shares lapsed on January 9, 2009 and we were not required to make further payments. The restrictions on the remaining 330,222 shares that were placed in escrow will lapse on July 9, 2009.  Upon the lapse of the restrictions, if the average daily closing price of our common stock for the ten consecutive trading days prior to the date that the restrictions lapse is $47.81 or below, then for every $1.00 that our stock price is below $47.81, we would be required to pay the sellers approximately $0.3 million, in the form of cash, stock, or any combination of cash and stock. Based on the average daily closing price of our common stock for the ten consecutive trading days prior to and including March 31, 2009, or $42.07, we would be obligated to make a protection payment to the sellers of approximately $1.8 million.  If the average price of our common stock decreased further by 10% to $37.86, the protection payment would increase to $3.1 million.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business.  As of the filing date of this quarterly report on Form 10-Q, we are not a party to or threatened with any other litigation or legal proceeding that, in the opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in our 2008 Annual Report on Form 10-K for a complete description of the material risks we face. There have been no material changes to our business risk factors since December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2009, we re-acquired 33,318 shares of common stock with a weighted-average fair market value of $46.46 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted-Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	8,406	$57.27	N/A	N/A
February 2009	5,149	$48.72	N/A	N/A
March 2009	19,763	$41.27	N/A	N/A
Total	33,318	$46.46	N/A	N/A

N/A – Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit
3.1	Amended and Restated Bylaws of Huron Consulting Group Inc.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	April 30, 2009	/s/ Gary L. Burge
Gary L. Burge
Vice President,
Chief Financial Officer and Treasurer