Form 10-K/A
period 2008-12-31
Huron Consulting Group Inc.
filed 2009-08-17
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

(Amendment No. 1)

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

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for the annual meeting held on May 6, 2009 are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.

ANNUAL REPORT ON FORM 10-K/A

FOR FISCAL YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE TO AMENDMENT NO. 1

In this Amendment No. 1 on Form 10-K/A (“Amendment”) to our annual report on Form 10-K originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2009 (the “Original Filing”), we are restating the following previously-issued financial statements:

•	Our audited consolidated balance sheets as of December 31, 2008 and 2007;

•	Our audited consolidated statements of income for the years ended December 31, 2008, 2007 and 2006;

•	Our audited consolidated statements of stockholders’ equity for the years ended December 31, 2008, 2007 and 2006; and

•	Our audited consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006.

In addition, we are contemporaneously filing an amendment to our quarterly report on Form 10-Q for the period ended March 31, 2009 to restate our financial statements for the first quarter of 2009. The restatement relates to four businesses that we acquired between 2005 and 2007 (the “Acquired Businesses”). Pursuant to the purchase agreements for each of these acquisitions, payments were made by us to the selling shareholders (1) upon closing of the transaction, (2) in some cases, upon the Acquired Businesses achieving specific financial performance targets over a number of years (“earn-outs”), and (3) in one case, upon the buy-out of an obligation to make earn-out payments. These payments are collectively referred to as “acquisition-related payments.”

The acquisition-related payments made by us to the selling shareholders represented purchase consideration. As such, these payments, to the extent that they exceeded the net of the fair value assigned to assets acquired and liabilities assumed, were properly recorded as goodwill, in accordance with generally accepted accounting principles (“GAAP”). Payments made upon the closing of the acquisition were recorded as goodwill on the date of closing. Earn-out payments were recorded as purchase consideration resulting in additional goodwill when the financial performance targets were met by the Acquired Businesses. The payment made upon the buy-out of an obligation to make earn-out payments was recorded as goodwill on the date of the buy-out.

It recently came to the attention of the Audit Committee of our Board of Directors that, in connection with one of these acquisitions, the selling shareholders had an agreement among themselves to reallocate a portion of their earn-outs to an employee of the Company who was not a selling shareholder. Following this discovery, the Audit Committee commenced an inquiry into the relevant facts and circumstances of all of our prior acquisitions to determine if similar situations existed. The Audit Committee notified the Company’s independent auditors who had not previously been aware of the Shareholder Payments and the Employee Payments (in each case, as defined below).

This inquiry resulted in the discovery that the selling shareholders of the Acquired Businesses made one or both of the following types of payments:

1)	The selling shareholders redistributed portions of their acquisition-related payments among themselves in amounts that were not consistent with their ownership interests on the date we acquired the business (“Shareholder Payments”). These Shareholder Payments were dependent, in part, on continuing employment with the Company or on the achievement of personal performance measures.

2)	The selling shareholders redistributed portions of their acquisition-related payments to certain of our employees who were not selling shareholders of the Acquired Businesses (“Employee Payments”). These Employee Payments were dependent on continuing employment with the Company or on the achievement of personal performance measures. The Company employees who received the Employee Payments were client-serving and administrative employees of the respective Acquired Businesses at the date such businesses were acquired by us as well as similar employees hired by or assigned to the respective Acquired Businesses after the date of such acquisitions.

This restatement is necessary because we failed to account for the Shareholder Payments and the Employee Payments in accordance with GAAP. The selling shareholders were not prohibited from making the Shareholder Payments or the Employee Payments under the terms of the purchase agreements with the Company for the acquisitions of the Acquired Businesses. However, under GAAP, including guidance promulgated by the SEC, actions of economic interest holders in a company may be imputed to the company itself. The selling shareholders of the Acquired Businesses meet the criteria of economic interest holders of Huron due to their ability to earn additional consideration from Huron. As such, when the selling shareholders redistribute acquisition-related payments among themselves or redistribute a portion of their acquisition-related payments to our employees who were not selling shareholders based on employment or performance-based criteria, these payments are viewed as resulting from services that are assumed to have benefited Huron and must therefore be recorded as non-cash compensation expense incurred by Huron under GAAP. Accordingly, the Employee Payments and the Shareholder Payments are imputed to us. In the case of the Shareholder Payments, such payments are imputed to us even when the amounts that are received by the selling shareholders in the redistribution do not differ significantly from the amounts the selling shareholders would have received if the portion of the acquisition-related payments redistributed based on performance or employment had been distributed solely in accordance with the ownership interests of the applicable selling shareholders on the date we acquired the business. In effect, the Shareholder Payments and the Employee Payments are in substance a second and separate transaction from our acquisition of the Acquired Businesses, which should have been recorded as a separate non-cash accounting entry. Both the Shareholder Payments and the Employee Payments are therefore required to be reflected as non-cash compensation expense of Huron, and the selling shareholders are deemed to have made a capital contribution to Huron. The entries are non-cash because the payments were made directly by the selling shareholders from the acquisition proceeds they received from us. We did not expend additional cash with respect to the compensation charge.

Based on its inquiry into the facts and circumstances underlying the restatement, which is now substantially complete, the Audit Committee determined that the Shareholder Payments and Employee Payments were not properly recorded in our financial statements because senior management did not properly take into account the impact of the selling shareholders’ redistribution of the acquisition-related payments when determining the appropriate accounting treatment. In some cases, senior management was unaware of the redistributions. In other cases, senior management was aware of the redistributions but either misunderstood or misapplied the appropriate accounting guidance. As a result, the facts and circumstances surrounding the Shareholder Payments and Employee Payments were not fully described in representation letters previously provided to our independent auditors.

In light of these determinations and given the magnitude of the accounting errors underlying the restatement, our Board of Directors concluded that it was appropriate for the Company to appoint a new Chairman, a new Chief Executive Officer, a new Chief Financial Officer and a new Chief Accounting Officer. Our Board of Directors and Gary Holdren, our then Chief Executive Officer, agreed that he should resign as Chairman of the Board and Chief Executive Officer. George Massaro, who was the then Vice Chairman of the Board of Directors, was elected as our Non-Executive Chairman of the Board of Directors. James Roth, one of the founders of the Company, was named Chief Executive Officer. James Rojas, another founder of the Company, was named Chief Financial Officer, succeeding Gary Burge who will remain as Treasurer and remain with the Company until the end of 2009. Wayne Lipski, previously Chief Accounting Officer, will be leaving the Company.

As a result of the correction of these non-tax deductible errors, we recalculated our provision for income taxes for each of the quarterly periods using the annual effective income tax rate method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” As such, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. However, there is no change to our provision for income taxes or our tax accounts on an annual basis. While the correction of these errors significantly reduced our net income and earnings per share for each of the affected periods, it had no effect on our total assets, total liabilities, or total stockholders’ equity on an annual basis. Further, the correction of these errors had no effect on our net cash flows. The tables below summarize the impact of the restatement on our consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 (in thousands, except earnings per share). The effects of the restatement, including the tax adjustments, for each of the quarters during the years ended December 31, 2008, 2007 and 2006 are further presented in note “18. Restatement of Previously-Issued Quarterly Financial Statements (unaudited)” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.”

2008	Three Months Ended (Unaudited)				Full Year 2008
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$5,020	$12,885	$6,047	$6,618	$30,570
Increase (Decrease) in Provision for Income Taxes	$2,144	$(4,211)	$345	$1,722	$—
Decrease in Net Income	$(7,164)	$(8,674)	$(6,392)	$(8,340)	$(30,570)
Decrease in Basic Earnings Per Share	$(0.41)	$(0.50)	$(0.33)	$(0.44)	$(1.68)
Decrease in Diluted Earnings Per Share	$(0.39)	$(0.48)	$(0.32)	$(0.41)	$(1.60)

2007	Three Months Ended (Unaudited)				Full Year 2007
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$3,072	$3,122	$5,594	$5,833	$17,621
Increase (Decrease) in Provision for Income Taxes	$678	$722	$(822)	$(578)	$—
Decrease in Net Income	$(3,750)	$(3,844)	$(4,772)	$(5,255)	$(17,621)
Decrease in Basic Earnings Per Share	$(0.23)	$(0.23)	$(0.27)	$(0.31)	$(1.04)
Decrease in Diluted Earnings Per Share	$(0.21)	$(0.21)	$(0.27)	$(0.28)	$(0.97)

2006	Three Months Ended (Unaudited)				Full Year 2006
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$1,473	$820	$818	$719	$3,830
Increase (Decrease) in Provision for Income Taxes	$(360)	$(14)	$171	$203	$—
Decrease in Net Income	$(1,113)	$(806)	$(989)	$(922)	$(3,830)
Decrease in Basic Earnings Per Share	$(0.07)	$(0.06)	$(0.05)	$(0.05)	$(0.23)
Decrease in Diluted Earnings Per Share	$(0.07)	$(0.04)	$(0.06)	$(0.05)	$(0.22)

The restatement is further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.” In addition, certain risks and uncertainties relating to the restatement and certain other risks and uncertainties that are heightened by the restatement are described in “Item 1A. Risk Factors.” As a result of the inquiry, we have identified a material weakness in the Company’s internal control over financial reporting, which is described under “Item 9A. Controls and Procedures.”

On August 4, 2009, we signed an Acknowledgment and Consent Agreement with respect to our $460 Million Revolving Credit and Term Loan Credit Agreement (the “Credit Agreement”). We requested an advance of $6 million under the revolving credit facility to fund current working capital needs during the interim period while we restate our financial statements. The lenders agreed to this request subject to a reservation of rights under the Credit Agreement. This advance, together with collections on our accounts receivable, provided adequate working capital during the interim period prior to the restatement of our financial statements. We expect to be in full compliance with the financial covenants under the Credit Agreement once the restatement is completed and compliance certificates for the second quarter of 2009 are provided to the lenders. We have been engaging, and expect to continue to engage, in regular discussions with our lenders.

On July 31, 2009, immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in the price of our common stock, we expect to engage in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009. If following such analysis we are required to record a non-cash goodwill impairment charge, we may not be in compliance with the financial covenants in the Credit Agreement. In the absence of an amendment or waiver from our lenders, failure to comply with such covenants may result in (1) a default interest rate of 2% being charged in addition to the interest rate as determined under the Credit Agreement on all of our outstanding indebtedness under the Credit Agreement, (2) our not being able to make additional borrowings under the Credit Agreement, which we rely on to fund our operations, and (3) the lenders requiring us to repay our outstanding indebtedness, under the Credit Agreement, which totaled $295 million as of June 30, 2009. There can be no assurance that we will remain in compliance with the financial covenants under the Credit Agreement or, if we are not, that we will obtain the necessary amendments or waivers and, even if we are able to obtain them, such amendments or waivers may subject us to terms materially less favorable to us than those in our current agreement. A discussion of the risks and uncertainties relating to the Credit Agreement and our ability to borrow funds under the Credit Agreement is set forth in “Item 1A. Risk Factors”.

The SEC is commencing an investigation with respect to the circumstances that led to the restatement. In addition to the SEC investigation, we conducted a separate inquiry, in response to an inquiry from the SEC, into the allocation of chargeable hours. This matter has no impact on billings to our clients, but could impact the timing of when revenue is recognized. Based on our internal inquiry, which is substantially complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC inquiry with respect to the allocation of chargeable hours is ongoing. We intend to cooperate fully with the SEC in its investigation with respect to the circumstances that led to the restatement and its inquiry into the allocation of chargeable hours. In addition, several purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois, which assert claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and contend that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. We intend to defend vigorously the actions. See “Item 3. Legal Proceedings.”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” for a description of these lawsuits. In addition, see “Item 1A. Risk Factors” for a discussion of certain risks and uncertainties relating to the SEC investigation, the SEC inquiry and the private lawsuits and certain other risks and uncertainties that are heightened by the SEC investigation, the SEC inquiry and the private lawsuits.

This Amendment sets forth the Original Filing in its entirety; however, this Amendment only amends disclosures and amounts related to the restatement. The following items in the Original Filing have been amended as a result of the restatement:

•	Part I: Item 1A – Risk Factors

•	Part I: Item 3 – Legal Proceedings

•	Part II: Item 6 – Selected Financial Data

•	Part II: Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II: Item 8 – Financial Statements and Supplementary Data

•	Part II: Item 9A – Controls and Procedures

•	Part IV: Item 15 – Exhibits and Financial Statement Schedules

Except to the extent relating to the restatement of our financial statements and the inquiry by the Company and the SEC into the allocation of chargeable hours discussed below, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than with respect to the restatement and the inquiry by the Company and the SEC into the allocation of chargeable hours), and such forward-looking statements should be read in their historical context and in conjunction with our filings with the SEC subsequent to the date of the Original Filing, including any amendments to these filings.

The effects of the restatement, including the tax adjustments, on each of the quarters during the years ended December 31, 2008, 2007 and 2006 are presented in note “18. Restatement of Previously-Issued Quarterly Financial Statements (unaudited)” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.” We have not amended any of our previously-filed quarterly reports on Form 10-Q for the quarters ended on or prior to December 31, 2008.

This Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, including any amendments to these filings.

This Amendment includes currently-dated certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

In this annual report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Amendment, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “assumes,” “can,” “considers,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates” or “continues”. Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the SEC investigation and related Company inquiries with respect to the circumstances that led to the restatement, (iii) the SEC and related Company inquiries into the allocation of chargeable hours, (iv) the Company’s projected accounting treatment for acquisition-related payments after August 1, 2009, and (v) management’s assessment of the Company’s internal control over financial reporting and any required remediation. In addition, these forward-looking statements reflect our current expectation about our future results, levels of activity, performance, or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions, including those in the credit markets, do not continue to deteriorate substantially. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements reflect the Company’s expectations, estimates, projections and assumptions as of the date of the Original Filing (other than with respect to the restatement and the inquiry by the Company and the SEC into the allocation of chargeable hours), and such forward-looking statements should be read in their historical context and in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing, including any amendments to these filings.

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

Accounting and Financial Consulting

Our Accounting and Financial Consulting segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes, international arbitration and litigation, as well as valuation analysis related to business acquisitions. This segment also consults with clients in the areas of corporate governance, Sarbanes-Oxley compliance, internal audit, and corporate tax. Additionally, the Accounting and Financial Consulting segment provides experienced project leadership and consultants with a variety of financial and accounting credentials and prior corporate experience on an as-needed basis to assist clients with finance and accounting projects. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts who serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations. This segment’s practices and the services they offer include:

•

Disputes and forensic accounting. Our disputes and forensic accounting practice provides financial and economic analyses to support law firms and corporations in connection with business disputes, litigation, international arbitration, tax controversies, and regulatory or internal investigations. We have extensive experience in the areas of financial investigations and forensic accounting, including matters involving the SEC, other regulatory inquiries and investigations, financial restatements, and special accounting projects. We provide specialized accounting, economic and statistical services to gather and analyze voluminous financial data and reconstruct complex transactions and events.

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

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website, www.huronconsultinggroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS.

The following discussion of risk factors may be important to understanding the statements in this Amendment or elsewhere. The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in this Amendment. Discussions about the important operational risks that our business encounters can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

On July 31, 2009, we announced our intention to restate our financial statements for the years ended 2006, 2007 and 2008 and the first quarter of 2009. Concurrently, we announced certain senior management changes. Following such announcements, the price of our common stock declined significantly. The reputational issues raised by the foregoing, the potential goodwill impairment charge arising out of the decline in our stock price and the potential impact of the SEC investigation and private litigation with respect to the restatement could have a material adverse effect on our business, prospects, cash flow, overall liquidity, results of operations or financial condition.

We are restating certain of our previously-issued financial statements to correct our accounting for certain acquisition-related payments received by the selling shareholders of specific businesses we acquired that were subsequently redistributed by the selling shareholders among themselves and to other select Company employees. Concurrently with the announcement of the restatement, we announced that our then Chairman and Chief Executive Officer had resigned and that our then Chief Financial Officer had been replaced and would be leaving the Company and our then Chief Accounting Officer would be leaving the Company. A new Non-Executive Chairman was elected, and a new Chief Executive Officer and Chief Financial Officer were appointed, effective July 31, 2009. The restatement and these changes in our senior management have raised reputational issues for our businesses, in particular for our Accounting and Financial Consulting segment.

The damages to our business that may arise out of these reputational issues heighten the risks described below in this Item 1A, and specifically may adversely impact our ability to:

•	retain our senior management team, our practice leaders and our other managing directors;

•	hire and retain talented people in an industry where there is great competition for talent;

•	maintain our existing business practices and revenues given our clients’ ability to terminate their engagement agreements with little or no notice and without penalty;

•	attract new business in the highly competitive consulting services industry; and

•	continue our growth strategy by hiring individuals or groups of individuals and by acquiring complementary businesses.

On July 31, 2009, immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in the price of our common stock, we expect to engage in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ending September 30, 2009. If following such analysis we are required to record a non-cash goodwill impairment charge, we may not be in compliance with the financial covenants in the Credit Agreement. In the absence of an amendment or waiver from our lenders, failure to comply with such covenants may result in (1) a default interest rate of 2% being charged in addition to the interest rate as determined under the Credit Agreement on all of our outstanding indebtedness under the Credit Agreement, (2) our not being able to make additional borrowings under the Credit Agreement, which we rely on to fund our operations, and (3) the lenders requiring us to repay our outstanding indebtedness under the Credit Agreement, which totaled $295 million as of June 30, 2009. There can be no assurance that we will remain in compliance with the financial covenants under the Credit Agreement or, if we are not, that we will obtain the necessary amendments or waivers and, even if we are able to obtain them, such amendments or waivers may subject us to terms materially less favorable to us than those in our current agreement. Such amended terms could expose us to significant risks related to increased interest rates, may require us to dedicate a larger portion of our cash from operations to service indebtedness and may limit our ability to obtain additional funding under the Credit Agreement.

Finally, the SEC is commencing an investigation with respect to the circumstances that led to the restatement, and several purported shareholder class action complaints have been filed in respect of the restatement. In addition, the Company conducted a separate inquiry, in response to an inquiry from the SEC, into the allocation of chargeable hours. The SEC inquiry with respect to the allocation of chargeable hours is ongoing. While we are fully cooperating with the SEC in its investigation with respect to the circumstances that led to the restatement and its inquiry into the allocation of chargeable hours and intend to vigorously defend the private actions in respect of the restatement, such investigation, inquiry and actions subject us to a number of additional risks, including:

•	the diversion of management’s time, attention and resources from managing and marketing our company;

•	increased costs and expenses to respond to the SEC’s investigation and inquiry and to defend the private actions;

•	additional damage to our reputation that may further heighten the risks described above; and

•

the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts resulting from actions or findings by the SEC or pursuant to rulings, orders or judgments by the courts with jurisdiction over the private actions.

Given the uncertain nature of the SEC investigation with respect to the circumstances that led to the restatement, the SEC inquiry into the allocation of chargeable hours and the private shareholder class action lawsuits in respect of the restatement, and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the SEC investigation, the SEC inquiry and the private lawsuits, we are unable to predict the ultimate outcome of the SEC investigation, the SEC inquiry or the private lawsuits, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the SEC investigation, the SEC inquiry or the private lawsuits. Any such liability could be material.

The failure to successfully address any one or more of these risks could have a material adverse effect on our business, prospects, cash flow, overall liquidity, results of operations or financial condition.

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

Legal Proceedings at the Time of the Original Filing

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

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the filing date of the Original Filing, we were not a party to or threatened with any other litigation or legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

Legal Proceedings Since the Time of the Original Filing

Related to the Restatement

The SEC is commencing an investigation with respect to the circumstances that led to the restatement. We intend to cooperate fully with the SEC in its investigation. In addition, the following purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009 and (6) Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009. The complaints assert claims under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and contend that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. We intend to defend vigorously the actions.

Other

In addition to the SEC investigation with respect to the circumstances that led to the restatement, the Company conducted a separate inquiry, in response to an inquiry from the SEC, into the allocation of chargeable hours. This matter has no impact on billings to our clients, but could impact the timing of when revenue is recognized. Based on the Company’s internal inquiry, which is substantially complete, the Company has concluded that an adjustment to its historical financial statements is not required with respect to the matter. The SEC inquiry with respect to the allocation of chargeable hours is ongoing, and we intend to cooperate fully with the SEC in its inquiry.

Given the uncertain nature of the SEC investigation with respect to the circumstances that led to the restatement, the SEC inquiry into the allocation of chargeable hours and the private shareholder class action lawsuits in respect of the restatement, and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the SEC investigation, the SEC inquiry and the private lawsuits, we are unable to predict the ultimate outcome of the SEC investigation, the SEC inquiry or the private lawsuits, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the SEC investigation, the SEC inquiry or the private lawsuits. Any such liability could be material. See “Item 1A. Risk Factors” for a discussion of certain risks and uncertainties relating to the SEC investigation, the SEC inquiry and the private lawsuits and certain other risks and uncertainties that are heightened by the SEC investigation, the SEC inquiry and the private lawsuits.

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

The following consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 have been restated to reflect adjustments to our financial statements as described in the “Explanatory Note” in the beginning of this Amendment, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.” The consolidated balance sheet data as of December 31, 2008, 2007 and 2006 did not change as a result of the restatement. The following selected consolidated financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements. The following data reflects the business acquisitions that we have completed through December 31, 2008. The results of operations for the acquired businesses have been included in our results of operations since the date of their acquisitions. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and the consolidated financial statements and related notes under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Restated)	(Restated)	(Restated)
Revenues and reimbursable expenses:
Revenues	$615,476	$504,292	$288,588	$207,213	$159,550
Reimbursable expenses	56,700	43,661	33,330	18,749	14,361

Total revenues and reimbursable expenses	672,176	547,953	321,918	225,962	173,911
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs (2)	390,974	311,008	167,399	117,768	93,248
Intangible assets amortization	6,629	7,993	2,207	1,314	—
Reimbursable expenses	56,717	43,449	33,506	18,982	14,281

Total direct costs and reimbursable expenses	454,320	362,450	203,112	138,064	107,529
Operating expenses:
Selling, general and administrative	131,148	102,176	65,926	51,035	40,858
Depreciation and amortization (1)	23,291	17,207	9,201	5,282	2,365
Restructuring charges	2,343	—	—	—	3,475

Total operating expenses	156,782	119,383	75,127	56,317	46,698

Operating income	61,074	66,120	43,679	31,581	19,684

Other income (expense):
Interest expense, net of interest income	(13,773)	(8,263)	(703)	472	(692)
Other income (expense)	(2,731)	19	16	(37)	—

Total other income (expense)	(16,504)	(8,244)	(687)	435	(692)

Income before provision for income taxes	44,570	57,876	42,992	32,016	18,992
Provision for income taxes	34,489	33,596	20,133	14,247	8,128

Net income	10,081	24,280	22,859	17,769	10,864
Accrued dividends on 8% preferred stock	—	—	—	—	931

Net income attributable to common stockholders	$10,081	$24,280	$22,859	$17,769	$9,933

Net income attributable to common stockholders per share (3):
Basic	$0.55	$1.43	$1.40	$1.13	$0.77
Diluted	$0.53	$1.35	$1.32	$1.05	$0.72

Weighted average shares used in calculating net income attributable to common stockholders per share (3):
Basic	18,257	16,944	16,359	15,741	12,820
Diluted	19,082	18,033	17,317	16,858	13,765
Cash dividend per common share (4)	$—	$—	$—	$—	$0.09

Consolidated Balance Sheet Data (in thousands):	As of December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$14,106	$2,993	$16,572	$31,820	$28,092
Working capital	$12,904	$33,511	$36,047	$52,272	$42,898
Total assets	$779,597	$443,213	$199,444	$129,699	$83,219
Long-term debt (5)	$280,204	$123,734	$1,000	$2,127	$—
Total stockholders’ equity	$319,026	$183,784	$116,580	$75,532	$49,233

(1)	Intangible assets amortization relating to customer contracts, certain client relationships and software is presented as a component of total direct costs. Depreciation, amortization of leasehold improvements and amortization of other intangible assets are presented as a component of operating expenses.
(2)	Includes non-cash compensation expense representing Shareholder Payments and Employee Payments totaling $30.6 million, $17.6 million and $3.8 million in 2008, 2007 and 2006, respectively. These charges are further described in the “Explanatory Note” in the beginning of this Amendment, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.”
(3)	Adjusted for a 1 for 2.3 reverse stock split effected on October 5, 2004.
(4)	On May 12, 2004, we declared a special dividend on each outstanding share of our common stock and 8% preferred stock payable to holders of record on May 25, 2004. We paid the special dividend on June 29, 2004. The 8% preferred stock participated on an as converted basis. The aggregate amount of the dividend was $1.25 million, or $0.09 per share of common stock and $9.64 per share of 8% preferred stock. Other than the special dividend, we have not declared or paid any dividends on our common stock since our inception and do not intend to pay any dividends on our common stock in the foreseeable future.
(5)	Consists of bank borrowings and capital lease obligations, net of current portions, at December 31, 2008 and 2007. Consists of notes payable issued in connection with the acquisition of Speltz & Weis LLC at December 31, 2006 and 2005. Also includes capital lease obligations, net of current portions, at December 31, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We provide our services and manage our business under four operating segments: Health and Education Consulting, Accounting and Financial Consulting (previously named Financial Consulting), Legal Consulting, and Corporate Consulting. See “Item 1. Business – Overview – Our Services” included elsewhere in this annual report on Form 10-K/A for a detailed discussion of our four segments.

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

In addition to the accounting treatment described above with respect to the foregoing acquisitions, in certain of these acquisitions, portions of the purchase consideration that were redistributed by the selling shareholders among the selling shareholders and to certain of our employees based on performance or employment were also recorded as non-cash compensation expense. See below under the heading “Restatement of Previously-Issued Financial Statements” in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.”

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

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. For the years ended December 31, 2008, 2007 and 2006, fixed-fee engagements represented approximately 31.9%, 25.9% and 13.4%, respectively, of our revenues.

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

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.

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

Since our July 31, 2009 announcement of our intention to restate our financial statements, the price of our common stock has declined significantly. As such, we expect to engage in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009. See the discussion below under the heading “Restatement of Previously-Issued Financial Statements” in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the impairment test and the potential effects of a goodwill impairment.

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

RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS

The discussion of our financial condition and results of operations below has been restated to reflect adjustments made to our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.

The restatement relates to four businesses that we acquired between 2005 and 2007 (the “Acquired Businesses”). Pursuant to the purchase agreements for each of these acquisitions, payments were made by us to the selling shareholders (1) upon closing of the transaction, (2) in some cases, upon the Acquired Businesses achieving specific financial performance targets over a number of years (“earn-outs”), and (3) in one case, upon the buy-out of an obligation to make earn-out payments. These payments are collectively referred to as “acquisition-related payments.”

The acquisition-related payments made by us to the selling shareholders represented purchase consideration. As such, these payments, to the extent that they exceeded the net of the fair value assigned to assets acquired and liabilities assumed, were properly recorded as goodwill, in accordance with GAAP. Payments made upon the closing of the acquisition were recorded as goodwill on the date of closing. Earn-out payments were recorded as purchase consideration resulting in additional goodwill when the financial performance targets were met by the Acquired Businesses. The payment made upon the buy-out of an obligation to make earn-out payments was recorded as goodwill on the date of the buy-out.

It recently came to the attention of the Audit Committee of our Board of Directors that, in connection with one of these acquisitions, the selling shareholders had an agreement among themselves to reallocate a portion of their earn-outs to an employee of the Company who was not a selling shareholder. Following this discovery, the Audit Committee commenced an inquiry into the relevant facts and circumstances of all of our prior acquisitions to determine if similar situations existed. The Audit Committee notified the Company’s independent auditors who had not previously been aware of the Shareholder Payments and the Employee Payments (in each case, as defined below).

This inquiry resulted in the discovery that the selling shareholders of the Acquired Businesses made one or both of the following types of payments:

1)	The selling shareholders redistributed portions of their acquisition-related payments among themselves in amounts that were not consistent with their ownership interests on the date we acquired the business (“Shareholder Payments”). These Shareholder Payments were dependent, in part, on continuing employment with the Company or on the achievement of personal performance measures.

2)	The selling shareholders redistributed portions of their acquisition-related payments to certain of our employees who were not selling shareholders of the Acquired Businesses (“Employee Payments”). These Employee Payments were dependent on continuing employment with the Company or on the achievement of personal performance measures. The Company employees who received the Employee Payments were client-serving and administrative employees of the respective Acquired Businesses at the date such businesses were acquired by us as well as similar employees hired by or assigned to the respective Acquired Businesses after the date of such acquisitions.

This restatement is necessary because we failed to account for the Shareholder Payments and the Employee Payments in accordance with GAAP. The selling shareholders were not prohibited from making the Shareholder Payments or the Employee Payments under the terms of the purchase agreements with the Company for the acquisitions of the Acquired Businesses. However, under GAAP, including guidance promulgated by the SEC, actions of economic interest holders in a company may be imputed to the company itself. The selling shareholders of the Acquired Businesses meet the criteria of economic interest holders of Huron due to their ability to earn additional consideration from Huron. As such, when the selling shareholders redistribute acquisition-related payments among themselves or redistribute a portion of their acquisition-related payments to our employees who were not selling shareholders based on employment or performance-based criteria, these payments are viewed as resulting from services that are assumed to have benefited Huron and must therefore be recorded as non-cash compensation expense incurred by Huron under GAAP. Accordingly, the Employee Payments and the Shareholder Payments are imputed to us. In the case of the Shareholder Payments, such payments are imputed to us even when the amounts that are received by the selling shareholders in the redistribution do not differ significantly from the amounts the selling shareholders would have received if the portion of the acquisition-related payments redistributed based on performance or employment had been distributed solely in accordance with the ownership interests of the applicable selling shareholders on the date we acquired the business. In effect, the Shareholder Payments and the Employee Payments are in substance a second and separate transaction from our acquisition of the Acquired Businesses, which should have been recorded as a separate non-cash accounting entry. Both the Shareholder Payments and the Employee Payments are therefore required to be reflected as non-cash compensation expense of Huron, and the selling shareholders are deemed to have made a capital contribution to Huron. The entries are non-cash because the payments were made directly by the selling shareholders from the acquisition proceeds they received from us. We did not expend additional cash with respect to the compensation charge.

Based on its inquiry into the facts and circumstances underlying the restatement, which is now substantially complete, the Audit Committee determined that the Shareholder Payments and Employee Payments were not properly recorded in our financial statements because senior management did not properly take into account the impact of the selling shareholders’ redistribution of the acquisition-related payments when determining the appropriate accounting treatment. In some cases, senior management was unaware of the redistributions. In other cases, senior management was aware of the redistributions but either misunderstood or misapplied the appropriate accounting guidance. As a result, the facts and circumstances surrounding the Shareholder Payments and Employee Payments were not fully described in representation letters previously provided to our independent auditors.

In light of these determinations and given the magnitude of the accounting errors underlying the restatement, our Board of Directors concluded that it was appropriate for the Company to appoint a new Chairman, a new Chief Executive Officer, a new Chief Financial Officer and a new Chief Accounting Officer. Our Board of Directors and Gary Holdren, our then Chief Executive Officer, agreed that he should resign as Chairman of the Board and Chief Executive Officer. George Massaro, who was the then Vice Chairman of the Board of Directors, was elected as our Non-Executive Chairman of the Board of Directors. James Roth, one of the founders of the Company, was named Chief Executive Officer. James Rojas, another founder of the Company, was named Chief Financial Officer, succeeding Gary Burge who will remain as Treasurer and remain with the Company until the end of 2009. Wayne Lipski, previously Chief Accounting Officer, will be leaving the Company.

As discussed above, only a portion of the acquisition-related payments to selling shareholders was redistributed among themselves based on performance or employment while the balance was distributed in accordance with their ownership interests on the date we acquired the business. The total amounts of the acquisition-related payments received by the selling shareholders after the redistribution did not differ significantly from the amounts such selling shareholders would have received if the distribution of such portion of the acquisition-related payments had been made in proportion to their respective ownership interests. Under GAAP, however, we are required to recognize as non-cash compensation expense the entire amount of the acquisition-related payment that was subject to redistribution based on performance or employment and not merely the difference between the amount a selling shareholder received following such redistribution and the amount such selling shareholder would have received if such portion had been distributed in accordance with his ownership interests.

Accordingly, for the years ended December 31, 2008, 2007 and 2006, we recognized as non-cash compensation expense $25.2 million, $12.8 million and $0.1 million, respectively, of Shareholder Payments, representing the full amount of the acquisition-related payments that was subject to redistribution based on performance or employment of the selling shareholders. Of these amounts, however, $2.7 million, $2.4 million and $0.1 million were received by four selling shareholders, six selling shareholders and two selling shareholders in 2008, 2007 and 2006, respectively, in excess of the amounts that such selling shareholders would have received if such portion of the acquisition-related payments had been distributed solely in accordance with their ownership interests in the Acquired Businesses. Correspondingly, seven selling shareholders, five selling shareholders and one selling shareholder received amounts that were less than the amounts they would have received in light of their ownership percentages totaling $2.7 million, $2.4 million and $0.1 million in 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008, 2007 and 2006, we recognized $5.4 million, $4.8 million and $3.7 million, respectively, of non-cash compensation expense for Employee Payments. These payments were received by eight employees in 2008, 25 employees in 2007, and 37 employees in 2006. Accordingly, certain selling shareholders received a correspondingly smaller amount of the acquisition-related payments than they would have received based on their ownership interests in the Acquired Businesses.

Based on the results of the Company’s inquiry into the acquisition-related payments matter to date and the agreement amendments described below, we currently anticipate that future earn-outs will only be accounted for as additional purchase consideration and not also as non-cash compensation expense. Effective August 1, 2009, the selling shareholders of two of the Acquired Businesses each amended certain agreements related to the earn-outs to provide that future earn-outs will be distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date we acquired the business with no required continuing employment, and no further Shareholder Payments or Employee Payments will be made. We expect to recognize approximately $8.3 million of non-cash compensation expense during the first seven months of 2009 related to Shareholder Payments and Employee Payments for that period. In addition, we expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods, which we currently estimate to be no more than $4 million in each of 2009, 2010 and 2011. However, there can be no assurance that additional information will not be discovered that will require future acquisition-related payments pertaining to the Acquired Businesses to continue to be accounted for as non-cash compensation expense, which would be material to our results of operations through 2011. The earn-out payments for one of the Acquired Businesses are payable through March 31, 2010, and the earn-out payments for a second Acquired Business are payable through December 31, 2011. There are no additional earn-out obligations related to the other two Acquired Businesses. Additionally, as a result of the impact that our restatement may have on our business, we expect to incur a moderate increase in cash compensation expense to retain our top-performing employees. We also expect an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of chargeable hours further described below, the restatement, the SEC investigation with respect to the circumstances that led to the restatement, the SEC inquiry into the allocation of chargeable hours and the private shareholder class action lawsuits in respect of the restatement.

As a result of the correction of these non-tax deductible errors, we recalculated our provision for income taxes for each of the quarterly periods using the annual effective income tax rate method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” As such, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. However, there is no change to our provision for income taxes or our tax accounts on an annual basis. While the correction of these errors significantly reduced our net income and earnings per share for each of the affected periods, it had no effect on our total assets, total liabilities, or total stockholders’ equity on an annual basis. Further, the correction of these errors had no effect on our net cash flows. The tables below summarize the impact of the restatement on our consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 (in thousands, except earnings per share). The effects of the restatement, including the tax adjustments, for each of the quarters during the years ended December 31, 2008, 2007 and 2006 are further presented in note “18. Restatement of Previously-Issued Quarterly Financial Statements (unaudited)” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.”

2008	Three Months Ended (Unaudited)				Full Year 2008
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Shareholder Payments	$3,681	$11,546	$4,708	5,253	$25,188
Employee Payments	1,339	1,339	1,339	1,365	5,382

Total Non-cash Compensation Expense	$5,020	$12,885	$6,047	$6,618	$30,570

Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$5,020	$12,885	$6,047	$6,618	$30,570
Increase (Decrease) in Provision for Income Taxes	$2,144	$(4,211)	$345	$1,722	$—
Decrease in Net Income	$(7,164)	$(8,674)	$(6,392)	$(8,340)	$(30,570)
Decrease in Basic Earnings Per Share	$(0.41)	$(0.50)	$(0.33)	$(0.44)	$(1.68)
Decrease in Diluted Earnings Per Share	$(0.39)	$(0.48)	$(0.32)	$(0.41)	$(1.60)

2007	Three Months Ended (Unaudited)				Full Year 2007
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Shareholder Payments	$1,894	$1,955	$4,299	$4,650	$12,798
Employee Payments	1,178	1,167	1,295	1,183	4,823

Total Non-cash Compensation Expense	$3,072	$3,122	$5,594	$5,833	$17,621

Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$3,072	$3,122	$5,594	$5,833	$17,621
Increase (Decrease) in Provision for Income Taxes	$678	$722	$(822)	$(578)	$—
Decrease in Net Income	$(3,750)	$(3,844)	$(4,772)	$(5,255)	$(17,621)
Decrease in Basic Earnings Per Share	$(0.23)	$(0.23)	$(0.27)	$(0.31)	$(1.04)
Decrease in Diluted Earnings Per Share	$(0.21)	$(0.21)	$(0.27)	$(0.28)	$(0.97)

2006	Three Months Ended (Unaudited)				Full Year 2006
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Shareholder Payments	$—	$28	$28	$29	$85
Employee Payments	1,473	792	790	690	3,745

Total Non-cash Compensation Expense	$1,473	$820	$818	$719	$3,830

Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$1,473	$820	$818	$719	$3,830
Increase (Decrease) in Provision for Income Taxes	$(360)	$(14)	$171	$203	$—
Decrease in Net Income	$(1,113)	$(806)	$(989)	$(922)	$(3,830)
Decrease in Basic Earnings Per Share	$(0.07)	$(0.06)	$(0.05)	$(0.05)	$(0.23)
Decrease in Diluted Earnings Per Share	$(0.07)	$(0.04)	$(0.06)	$(0.05)	$(0.22)

On August 4, 2009, we signed an Acknowledgment and Consent Agreement with respect to the Credit Agreement. We requested an advance of $6.0 million under the revolving credit facility to fund current working capital needs during the interim period while we restate our financial statements. The lenders agreed to this request subject to a reservation of rights under the Credit Agreement. This advance, together with collections on our accounts receivable, provided adequate working capital during the interim period prior to the restatement of our financial statements. We expect to be in full compliance with the financial covenants under the Credit Agreement once the restatement is completed and compliance certificates for the second quarter of 2009 are provided to the lenders. We have been engaging, and expect to continue to engage, in regular discussions with our lenders.

On July 31, 2009, immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day next following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in the price of our common stock, we expect to engage in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009. If following such analysis we are required to record a non-cash goodwill impairment charge, we may not be in compliance with the financial covenants in the Credit Agreement. In the absence of an amendment or waiver from our lenders, failure to comply with such covenants may result in (1) a default interest rate of 2% being charged in addition to the interest rate as determined under the Credit Agreement on all of our outstanding indebtedness under the Credit Agreement, (2) our not being able to make additional borrowings under the Credit Agreement, which we rely on to fund our operations, and (3) the lenders requiring us to repay our outstanding indebtedness under the Credit Agreement, which totaled $295 million as of June 30, 2009. There can be no assurance that we will remain in compliance with the financial covenants under the Credit Agreement or, if we are not, that we will obtain the necessary amendments or waivers and, even if we are able to obtain them, such amendments or waivers may subject us to terms materially less favorable to us than those in our current agreement. Such amended terms could expose us to significant risks related to increased interest rates, may require us to dedicate a larger portion of our cash from operations to service indebtedness and may limit our ability to obtain additional funding under the Credit Agreement. A discussion of the risks and uncertainties relating to the Credit Agreement and our ability to borrow funds under the Credit Agreement is set forth in “Item 1A. Risk Factors”.

The SEC is commencing an investigation with respect to the circumstances that led to the restatement. In addition to the SEC investigation, we conducted a separate inquiry, in response to an inquiry from the SEC, into the allocation of chargeable hours. This matter has no impact on billings to our clients, but could impact the timing of when revenue is recognized. Based on our internal inquiry, which is substantially complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC inquiry with respect to the allocation of chargeable hours is ongoing. We intend to cooperate fully with the SEC in its investigation with respect to the circumstances that led to the restatement and its inquiry into the allocation of chargeable hours. In addition, several purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois, which assert claims under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and contend that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. We intend to defend vigorously the actions. See “Item 3. Legal Proceedings” and note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” for a description of these lawsuits.

Given the uncertain nature of the SEC investigation with respect to the circumstances that led to the restatement, the SEC inquiry into the allocation of chargeable hours and the private shareholder class action lawsuits in respect of the restatement, and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the SEC investigation, the SEC inquiry and the private lawsuits, we are unable to predict the ultimate outcome of the SEC investigation, the SEC inquiry or the private lawsuits, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the SEC investigation, the SEC inquiry or the private lawsuits. Any such liability could be material. See “Item 1A. Risk Factors” for a discussion of certain risks and uncertainties relating to the SEC investigation, the SEC inquiry and the private lawsuits and certain other risks and uncertainties that are heightened by the SEC investigation, the SEC inquiry and the private lawsuits.

RESULTS OF OPERATIONS

The tables below summarize the impact of the restatement on segment operating income and segment operating margin for the years ended December 31, 2008, 2007 and 2006. The restatement had no impact on segment revenues and consolidated revenues.

(in thousands)	Health and Education Consulting		Accounting & Financial Consulting		Legal Consulting	Corporate Consulting		Total
Year Ended 2008
Revenues before reimbursable	$275,510		$134,011		$121,413	$84,542		$615,476

Operating income – As reported	$108,784		$32,010		$37,780	$24,426		$203,000
Adjustments (1)	(14,966)		(11,554)		—	(4,050)		(30,570)

Operating income – As restated	$93,818		$20,456		$37,780	$20,376		$172,430

Operating margin – As reported	39.5%		23.9%		31.1%	28.9%
Adjustments (1)	(5.4%	)	(8.6%	)	—	(4.8%	)

Operating margin – As restated	34.1%		15.3%		31.1%	24.1%

Year Ended 2007
Revenues before reimbursable	$181,439		$156,013		$89,849	$76,991		$504,292

Operating income – As reported	$66,289		$60,873		$28,293	$19,961		$175,416
Adjustments (1)	(12,819)		(2,195)		—	(2,607)		17,621

Operating income – As restated	$53,470		$58,678		$28,293	$17,354		$157,795

Operating margin – As reported	36.5%		39.0%		31.5%	25.9%
Adjustments (1)	(7.0%	)	(1.4%	)	—	(3.4%	)

Operating margin – As restated	29.5%		37.6%		31.5%	22.5%

Year Ended 2006
Revenues before reimbursable	$84,108		$109,220		$47,774	$47,486		$288,588

Operating income – As reported	$25,375		$50,304		$13,884	$17,816		$107,379
Adjustments (1)	(2,260)		—		—	(1,570)		(3,830)

Operating income – As restated	$23,115		$50,304		$13,884	$16,246		$103,549

Operating margin – As reported	30.2%		46.1%		29.1%	37.5%
Adjustments (1)	(2.7%	)	—		—	(3.3%	)

Operating margin – As restated	27.5%		46.1%		29.1%	34.2%

1)	Consists of non-cash compensation expense representing Shareholder Payments and Employee Payments described above under “Restatement of Previously-Issued Financial Statements.”

The following table sets forth restated selected segment and consolidated operating results for the periods indicated, as well as other operating data, which was not affected by the restatement.

Segment and Consolidated Operating Results (in thousands):	Year Ended December 31,
	2008	2007	2006
	(Restated)	(Restated)	(Restated)
Revenues and reimbursable expenses:
Health and Education Consulting	$275,510	$181,439	$84,108
Accounting and Financial Consulting	134,011	156,013	109,220
Legal Consulting	121,413	89,849	47,774
Corporate Consulting	84,542	76,991	47,486

Total revenues	615,476	504,292	288,588
Total reimbursable expenses	56,700	43,661	33,330

Total revenues and reimbursable expenses	$672,176	$547,953	$321,918

Operating income:
Health and Education Consulting	$93,818	$53,470	$23,115
Accounting and Financial Consulting	20,456	58,678	50,304
Legal Consulting	37,780	28,293	13,884
Corporate Consulting	20,376	17,354	16,246

Total segment operating income	172,430	157,795	103,549
Operating expenses not allocated to segments	111,356	91,675	59,870

Operating income	$61,074	$66,120	$43,679

Other Operating Data
Number of full-time billable consultants (at period end) (1):
Health and Education Consulting	918	439	274
Accounting and Financial Consulting	306	367	268
Legal Consulting	163	173	121
Corporate Consulting	171	230	131

Total	1,558	1,209	794
Average number of full-time billable consultants (for the period) (1):
Health and Education Consulting	653	381	231
Accounting and Financial Consulting	338	315	239
Legal Consulting	164	139	112
Corporate Consulting	207	191	117

Total	1,362	1,026	699
Full-time billable consultant utilization rate (2):
Health and Education Consulting	79.7%	79.4%	79.3%
Accounting and Financial Consulting	53.4%	73.7%	81.6%
Legal Consulting	62.8%	73.4%	71.7%
Corporate Consulting	64.2%	67.7%	72.7%
Total	68.8%	74.6%	77.8%

Other Operating Data (continued):	Year Ended December 31,
	2008	2007	2006
Full-time billable consultant average billing rate per hour (3):
Health and Education Consulting	$251	$271	$231
Accounting and Financial Consulting	$271	$290	$285
Legal Consulting	$235	$240	$232
Corporate Consulting	$322	$303	$307
Total	$263	$278	$263
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$381	$407	$345
Accounting and Financial Consulting	$267	$398	$443
Legal Consulting	$269	$305	$297
Corporate Consulting	$394	$390	$403
Total	$341	$387	$381
Average number of full-time equivalents (for the period) (4):
Health and Education Consulting	71	60	14
Accounting and Financial Consulting	176	125	7
Legal Consulting	583	338	120
Corporate Consulting	8	7	1

Total	838	530	142
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$379	$438	$319
Accounting and Financial Consulting	$249	$246	$474
Legal Consulting	$133	$141	$121
Corporate Consulting	$385	$344	$282
Total	$180	$202	$159

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(2)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(4)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

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

Total direct costs

Our direct costs increased $80.0 million, or 25.7%, to $391.0 million for the year ended December 31, 2008 from $311.0 million for the year ended December 31, 2007. Approximately $49.7 million of the increase was attributable to the increase in the average number of revenue-generating professionals and the promotion of our employees during the year, including ten to the managing director level effective January 1, 2008, and their related salaries and benefits costs. Additionally, $11.2 million of the increase in direct costs was attributable to an increased usage of independent contractors. Share-based compensation expense associated with our revenue-generating professionals increased $4.0 million, or 33.1%, to $16.1 million during 2008 from $12.1 million during 2007. Additionally, we recorded non-cash compensation expense totaling $30.6 million and $17.6 million during 2008 and 2007, respectively, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.”

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

Operating income

Operating income decreased $5.0 million, or 7.6%, to $61.1 million for the year ended December 31, 2008 from $66.1 million for the year ended December 31, 2007. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 9.9% in 2008 from 13.1% in 2007. The decline in operating margin was attributable to higher non-cash compensation expense and selling, general and administrative expenses as a percentage of revenues, coupled with the restructuring charges described above. Non-cash compensation expense totaling $30.6 million in 2008 and $17.6 million in 2007, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” reduced our operating margin by 500 basis points in 2008 and 350 basis points in 2007.

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

As described above under “Restatement of Previously-Issued Financial Statements,” no further Shareholder Payments or Employee Payments will be made as result of amendments to the agreements among the selling shareholders effective August 1, 2009. We expect to recognize approximately $8.3 million of non-cash compensation expense during the first seven months of 2009 related to Shareholder Payments and Employee Payments for that period. In addition, we expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods, which we currently estimate to be no more than $4 million in each of 2009, 2010 and 2011. However, there can be no assurance that additional information will not be discovered that will require future acquisition-related payments pertaining to the Acquired Businesses to continue to be accounted for as non-cash compensation expense, which would be material to our results of operations through 2011. Additionally, as a result of the impact that our restatement may have on our business, we expect to incur a moderate increase in cash compensation expense to retain our top-performing employees. We also expect an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of chargeable hours, the restatement, the SEC investigation with respect to the circumstances that led to the restatement, the SEC inquiry into the allocation of chargeable hours and the private shareholder class action lawsuits in respect of the restatement.

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

As further described below under “Liquidity and Capital Resources”, the fees and interest we pay on outstanding borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the Credit Agreement. As a result of our restatement, our historical EBITDA decreased resulting in higher fees and interest expense for certain historical periods totaling $0.1 million. We will recognize this amount in the second quarter of 2009. Additionally, the fees and interest expense we pay on outstanding borrowings in the future may exceed those paid historically as a result of a decrease in our EBITDA and the impact of a lower EBITDA on the total debt to EBITDA ratio.

Provision for income taxes

Our effective income tax rate increased to 77.4% in 2008 from 58.0% in 2007. The higher effective income tax rate in 2008 was attributable to an increase in the valuation allowance for foreign losses, foreign tax credit limitations resulting from our expansion in foreign countries, and the non-deductibility of certain items including market losses related to investments used to fund our deferred compensation liability. Additionally, non-cash compensation expense totaling $30.6 million in 2008 and $17.6 million in 2007, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements”, are not tax deductible because these payments were not made by us. As such, these charges increased our effective income tax rate by 3,150 basis points in 2008 and 1,350 basis points in 2007.

Net income

Net income decreased $14.2 million, or 58.5%, to $10.1 million for the year ended December 31, 2008 from $24.3 million for the year ended December 31, 2007, primarily due to higher non-cash compensation expense totaling $30.6 million in 2008 compared to $17.6 million in 2007, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” Diluted earnings per share decreased 60.7% to $0.53 for the year ended December 31, 2008 from $1.35 for the year ended December 31, 2007. The decrease in earnings per share was attributable to the decrease in net income, coupled with the dilutive impact of the shares issued in connection with the acquisition of Stockamp and the amendment to the Wellspring Stock Purchase Agreement. Non-cash compensation expense reduced diluted earnings per share by $1.60 in 2008 and $0.97 in 2007.

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

Operating income

Health and Education Consulting segment operating income increased $40.3 million, or 75.5%, to $93.8 million for the year ended December 31, 2008 from $53.5 million for the year ended December 31, 2007. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 34.1% in 2008 from 29.5% in 2007, primarily due to lower cash compensation expense and non-cash compensation expense as a percentage of revenues. This increase was partially offset by higher promotion and marketing expense. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $15.0 million and $12.8 million in 2008 and 2007, respectively, and reduced this segment’s operating margin by 540 basis points and 700 basis points in 2008 and 2007, respectively.

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

Operating income

Accounting and Financial Consulting segment operating income decreased $38.2 million, or 65.1%, to $20.5 million for the year ended December 31, 2008 from $58.7 million for the year ended December 31, 2007. Operating margin for the Accounting and Financial Consulting segment decreased to 15.3% in 2008 from 37.6% in 2007. The decline was attributable to higher non-cash compensation expense and lower utilization of this segment’s full-time billable consultants as we added a number of consultants in the previous years to staff several large engagements and to support our anticipated growth. These large engagements have since wound down and have not been replaced by similarly-sized engagements. The decline in operating margin was also attributable to a lower average billing rate per hour for this segment as described above. Higher share-based compensation expense and promotion and marketing expense also contributed to the decline in this segment’s operating margin. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Accounting and Financial Consulting segment totaled $11.6 million and $2.2 million in 2008 and 2007, respectively, and reduced this segment’s operating margin by 860 basis points and 140 basis points in 2008 and 2007, respectively.

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

Operating income

Corporate Consulting segment operating income increased $3.0 million, or 17.4%, to $20.4 million for the year ended December 31, 2008 from $17.4 million for the year ended December 31, 2007. Operating margin for the Corporate Consulting segment increased to 24.1% in 2008 from 22.5% in 2007. The unfavorable impact of higher non-cash compensation expense and restructuring charges on this segment’s operating margin was largely offset by lower compensation cost as a percentage of revenues. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Corporate Consulting segment totaled $4.1 million and $2.6 million in 2008 and 2007, respectively, and reduced this segment’s operating margin by 480 basis points and 340 basis points in 2008 and 2007, respectively.

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

Total direct costs

Our direct costs increased $143.6 million, or 85.8%, to $311.0 million for the year ended December 31, 2007 from $167.4 million for the year ended December 31, 2006. Approximately $116.0 million of the increase was attributable to the increase in the number of full-time billable consultants and greater utilization of variable, on-demand consultants and contract reviewers, as described above, as well as the promotion of our employees during the year, including 16 to the managing director level effective January 1, 2007, and their related salaries, bonuses and benefit costs. Share-based compensation expense associated with our revenue-generating professionals increased $5.4 million, or 80.6%, to $12.1 million during 2007 from $6.7 million during 2006. Additionally, we recorded non-cash compensation expense totaling $17.6 million and $3.8 million during 2007 and 2006, respectively, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.”

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

Operating income

Operating income increased $22.4 million, or 51.4%, to $66.1 million for the year ended December 31, 2007 from $43.7 million for the year ended December 31, 2006. The increase in operating income was primarily due to the increase in revenues, partially offset by the increases in direct costs, including non-cash compensation expense, and operating expenses as discussed above. Operating margin, decreased to 13.1% in 2007 from 15.1% in 2006. The decline in operating margin was attributable to higher non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” Non-cash compensation expense totaling $17.6 million in 2007 and $3.8 million in 2006 reduced our operating margin by 350 basis points in 2007 and 140 basis points in 2006. Additionally, lower selling, general and administrative expenses as a percentage of revenues in 2007 were offset by increases in salaries and related costs, as well as an increase in intangible assets amortization expense as discussed above.

Provision for income taxes

Our effective income tax rate increased to 58.0% in 2007 from 46.8% in 2006. The higher effective income tax rate in 2007 was primarily attributable to higher non-cash compensation expense, which is not tax deductible because the Shareholder Payments and Employee Payments resulting in the non-cash compensation expense were not made by us. These charges increased our effective income tax rate by 1,350 basis points in 2007 and 380 basis points in 2006.

Net income

Net income increased $1.4 million, or 6.2%, to $24.3 million for the year ended December 31, 2007 from $22.9 million for the year ended December 31, 2006. The increase in net income was primarily due to the increase in revenues, which was largely offset by higher non-cash compensation expense totaling $17.6 million in 2007 and $3.8 million in 2006, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” The increase in our effective income tax rate as described above also had an unfavorable impact on net income. Diluted earnings per share increased 2.3% to $1.35 for the year ended December 31, 2007 from $1.32 for the year ended December 31, 2006. Non-cash compensation expense reduced diluted earnings per share by $0.97 in 2007 and $0.22 in 2006. Additionally, diluted earnings per share was slightly reduced by an increase in weighted-average shares outstanding.

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

Operating income

Health and Education Consulting segment operating income increased $30.4 million, or 131.3%, to $53.5 million for the year ended December 31, 2007 from $23.1 million for the year ended December 31, 2006. Operating margin for the Health and Education Consulting segment increased to 29.5% in 2007 from 27.5% in 2006. The increase was partially due to $3.2 million of performance-based fees earned during the third quarter of 2007 as discussed above. This increase was largely offset by non-cash compensation expense and amortization of customer contracts relating to the Wellspring acquisition. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $12.8 million and $2.3 million in 2008 and 2007, respectively, and reduced this segment’s operating margin by 700 basis points and 270 basis points in 2008 and 2007, respectively.

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

Operating income

Accounting and Financial Consulting segment operating income increased $8.4 million, or 16.6%, to $58.7 million for the year ended December 31, 2007 from $50.3 million for the year ended December 31, 2006. The Accounting and Financial Consulting segment operating margin decreased to 37.6% in 2007 from 46.1% in 2006. The decline was attributable to lower utilization of this segment’s full-time billable consultants as we added a significant number of consultants to position us for future market demand. The decline in this segment’s operating margin was also impacted by the acquisition of Callaway, which operated at an operating margin that was slightly lower than the average for the segment. Higher share-based compensation expense and intangible assets amortization expense also contributed to the decline in operating margin. Additionally, non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Accounting and Financial Consulting segment totaled $2.2 million and reduced this segment’s operating margin by 140 basis points.

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

Operating income

Corporate Consulting segment operating income increased $1.2 million, or 6.8%, to $17.4 million for the year ended December 31, 2007 from $16.2 million for the year ended December 31, 2006. Operating margin for the Corporate Consulting segment decreased to 22.5% in 2007 from 34.2% in 2006, primarily due to higher compensation costs and selling, general and administrative expenses for this segment, as well as expenses associated with our expansion into Japan. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Corporate Consulting segment totaled $2.6 million and $1.6 million in 2007 and 2006, respectively, and reduced this segment’s operating margin by 340 basis points and 330 basis points in 2007 and 2006, respectively.

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

During 2007, cash flows generated by operating activities totaled $55.9 million, compared to $43.1 million for the year ended December 31, 2006. Receivables from clients and unbilled services increased $39.0 million during 2007 as compared to $12.0 million during 2006. This increase was attributable to a greater volume of billings as more services were rendered. Additionally, our days sales outstanding increased in 2007 from 2006. Accrued payroll and related benefits at December 31, 2007 increased by $14.0 million from December 31, 2006, which was primarily related to accrued bonuses that we paid out in the first quarter of 2008. Accrued bonuses at December 31, 2007 were higher than the prior year due to an increase in the number of employees.

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

Fees and interest on borrowings vary based on our total debt to EBITDA ratio as set forth in the credit agreement. Interest is based on a spread, ranging from 1.50% to 2.50%, over the London Interbank Offered Rate (“LIBOR”) or a spread, ranging from 0.50% to 1.50%, over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us. The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that begun on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the credit agreement on February 23, 2012.

Under the credit agreement, dividends are restricted to an amount up to $10.0 million per fiscal year plus 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions will need to be approved by the lenders. The credit agreement includes quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.5 to 1.0 and a maximum leverage ratio of 3.25 to 1.0, as those ratios are defined in the credit agreement. At December 31, 2008, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.5 to 1.0 and a leverage ratio of 1.98 to 1.0.

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

See above under the heading “Restatement of Previously-Issued Financial Statements” in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” and “Item 1A. Risk Factors” for a discussion of certain matters related to the Credit Agreement and our borrowings thereunder in light of the restatement.

Future needs

Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which will require investments in new hires, acquisitions of complementary businesses, expansion into other geographic areas, and capital expenditures for information technology, office space, furniture and fixtures, and leasehold improvements. In connection with our past business acquisitions, we are required under earn-out provisions to pay additional purchase consideration to the sellers if specific financial performance targets are met. We also have cash needs to service our credit facility and repay our term loan. Further, we have other cash commitments as presented below in contractual obligations. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets, which have declined significantly during 2008. As discussed under the heading “Restatement of Previously-Issued Financial Statements” in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data”, we expect to engage in an impairment analysis with respect to the carrying value of our goodwill in connection with the significant decline in the price of our common stock since our July 31, 2009 announcement of our intention to restate our financial statements, which analysis could result in our not being in compliance with the financial covenants under the Credit Agreement.

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

As described above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” in connection with our acquisition of Stockamp and the amendment to the Wellspring Stock Purchase Agreement, we issued a total of 1,541,036 shares of our common stock to the sellers of Stockamp and Wellspring. Additionally, we provided them with a protection against a decline in the value of the shares issued until the restrictions on the shares have lapsed. As such, we are subject to market risk relating to our common stock. Upon the lapse of the restrictions, if the average daily closing price of our common stock for the ten consecutive trading days prior to the date that the restrictions lapse is $47.81 or below, then for every $1.00 that our stock price is below $47.81, we would be required to pay the sellers approximately $1.5 million, in the form of cash, stock, or any combination of cash and stock. Of the 1,541,036 shares issued, the restrictions on 1,210,814 shares lapsed on January 9, 2009 and we were not required to make further payments. The restrictions on the remaining 330,222 shares will lapse on July 9, 2009. Based on the average daily closing price of our common stock for the ten consecutive trading days prior to and including December 31, 2008, or $57.18, we would not be obligated to make any protection payments to the sellers. If the average price decreased by 10% to $51.46, we would still not be obligated to make any protection payments to the sellers.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and supplementary data begin on page F-1 of this Amendment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Background

As discussed in the “Explanatory Note to Amendment No. 1” to this Amendment, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data”, we are amending our annual report on Form 10-K for the year ended December 31, 2008 (the “Original Filing”) to restate our audited consolidated balance sheets as of December 31, 2008 and 2007 and our audited consolidated statements of income, audited consolidated statements of stockholders’ equity and audited consolidated statements of cash flows for, in each case, the years ended December 31, 2008, 2007 and 2006.

As discussed in the aforementioned sections, the Shareholder Payments and Employee Payments were not properly recorded in our financial statements because senior management did not properly take into account the impact of the selling shareholders’ redistribution of the acquisition-related payments when determining the appropriate accounting treatment. In some cases, senior management was unaware of the redistributions. In other cases, senior management was aware of the redistributions but either misunderstood or misapplied the appropriate accounting guidance. As a result, the facts and circumstances surrounding the Shareholder Payments and Employee Payments were not fully described in representation letters previously provided to our independent auditors.

Disclosure Controls and Procedures

In the Original Filing, our management, with the participation of the Company’s then Chief Executive Officer and then Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2008. Based on that evaluation, our then Chief Executive Officer and then Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act. Based on that evaluation, they further concluded that such information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement described above, our management, with the participation of our current Chief Executive Officer and current Chief Financial Officer, each of whom was appointed on July 31, 2009, reevaluated our initial conclusion. Based on that reevaluation and solely as a result of the material weakness in our internal control over financial reporting described below, we concluded our disclosure controls and procedures were not effective as of December 31, 2008.

As discussed below, we have identified a material weakness in our internal control over financial reporting related to our accounting for certain acquisition-related payments received by the selling shareholders of specific businesses we acquired that were subsequently redistributed by the selling shareholders among themselves and to other select Huron employees. As a result of our identification of such material weakness, we performed substantial additional procedures to determine how such acquisition-related payments were redistributed among such selling shareholders and to such employees and to reconcile such redistribution with our underlying records. We also engaged in a related analysis of our underlying records and our financial statements in light of the redistribution of the acquisition-related payments to determine the completeness and accuracy of our underlying records and our financial statements with respect to such redistribution. These procedures and our related analysis were undertaken to identify the accounting adjustments required with respect to the redistribution of such acquisition-related payments by the selling shareholders to ensure that our consolidated financial statements for all periods beginning with the year ended December 31, 2006 and through the year ended December 31, 2008, including quarterly periods, could be presented in accordance with GAAP.

Notwithstanding the material weakness described below, we believe that, because we performed the substantial additional procedures and analysis described above and recorded the appropriate accounting adjustments, the consolidated financial statements for the periods included in this Amendment are fairly stated in all material respects in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

(i)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

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

In the Original Filing, our management, with the supervision of the Company’s then Chief Executive Officer and then Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. We evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision of our new Chief Executive Officer and new Chief Financial Officer, we reevaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by COSO. Based on this reevaluation, we have concluded that we did not maintain effective controls to ensure the appropriate recording and reporting of certain acquisition-related payments. Specifically, the Company’s controls were not designed to ensure that the redistribution of such acquisition-related payments among the selling shareholders and to certain of our employees was correctly recorded in accordance with GAAP, including guidance promulgated by the SEC.

This failure to correctly account for the redistribution of such acquisition-related payments resulted in misstatements in our consolidated financial statements for the quarter ended March 31, 2009 and for the years ended December 31, 2008, 2007 and 2006, including the quarterly periods in each of those years, that were not prevented or detected as more fully described in the “Explanatory Note to Amendment No. 1” to this Amendment and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data”. This control deficiency could result in a material misstatement of direct costs, total direct costs and reimbursable expenses, operating income, income before provision for income taxes, net income, earnings per share, additional paid-in-capital and retained earnings that could result in a material misstatement of the Company’s annual and interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of this material weakness, our current management, with the supervision of our new Chief Executive Officer and new Chief Financial Officer, has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2008. Accordingly, our management has revised its report on internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Amendment.

Remediation Plans to Address Material Weakness in Internal Control over Financial Reporting

We have engaged in and continue to engage in significant efforts to address the material weakness in our internal control over financial reporting. Actions already implemented along with other improvements we plan to implement will address the material weakness in our internal control over financial reporting noted above. The following paragraphs describe changes we have implemented or plan to implement to our internal control over financial reporting subsequent to December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

i.	Changes in senior management, including the appointment of a new Chief Executive Officer and a new Chief Financial Officer;

ii.	Improved documentation that will include specific provisions, stipulations and certifications that will allow us to identify and accurately record the allocation, disbursement and subsequent redistribution, if any, of acquisition-related payments;

iii.	Enhanced monitoring that will enable us to review and audit the allocation, disbursement and subsequent redistribution, if any, of acquisition-related payments;

iv.	Revisions to our Code of Business Conduct and Ethics and Employee Handbook that will require employee disclosure with respect to acquisition-related payments; and

v.	Implementation of new review procedures to ensure that proper accounting and disclosure controls are in place, including documentation review and approval by the Audit Committee for future acquisitions.

We intend to implement the remediation plans noted above to enhance our internal control over financial reporting existing as of December 31, 2008 as prescribed by Section 404 of the Sarbanes-Oxley Act of 2002. It is our goal to remediate the material weakness as soon as practicable.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders(1):
2002 Equity Incentive Plan	75,251	$0.02	—	(2)
2002 Equity Incentive Plan (California)	4,317	$1.04	—	(2)
2003 Equity Incentive Plan	161,357	$1.27	—	(2)
2004 Omnibus Stock Plan	57,105	$15.50	1,269,038
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

Total	298,030	$3.68	1,269,038

(1)	Our equity compensation plans were approved by the existing shareholders prior to our initial public offering. At our annual meeting of stockholders on May 2, 2006 our stockholders approved an amendment to our 2004 Omnibus Stock Plan to increase the number of shares available for issuance by 2,100,000 shares.
(2)	Prior to the completion of our initial public offering, we established the 2004 Omnibus Stock Plan. We terminated the 2002 Equity Incentive Plan, 2002 Equity Incentive Plan (California) and 2003 Equity Incentive Plan with respect to future awards and no further awards will be granted under these plans.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Audit and Non-Audit Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Amendment.

1.	Financial Statements – Our independent registered public accounting firm’s report and our consolidated financial statements are listed below and begin on page F-1 of this Amendment.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – The financial statement schedules required by this item are included in the consolidated financial statements and accompanying notes.

3.	Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
2.1	Asset Purchase Agreement by and between MSGalt & Company, LLC, Huron Consulting Services LLC, M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy, dated as of March 31, 2006.		8-K		2.1	4/6/06

2.2	Membership Interest Purchase and Sale Agreement by and among Huron Consulting Group Holdings LLC, Document Review Consulting Services LLC and Robert Rowe, dated as of July 31, 2006.		8-K		2.1	8/3/06

2.3	Stock Purchase Agreement by and among Wellspring Partners LTD, the Shareholders of Wellspring Partners LTD and Huron Consulting Group Holdings LLC, dated as of December 29, 2006.		8-K		2.1	1/8/07

2.4	Amendment No. 1, dated July 8, 2008, to the Stock Purchase Agreement, dated as of December 29, 2006, by and among Wellspring Partners LTD, the shareholders of Wellspring Partners LTD listed on the signature page thereto, and Huron Consulting Group Holdings LLC.		8-K		2.2	7/9/08

2.5	Stock Purchase Agreement by and among Glass & Associates, Inc., the Shareholders of Glass & Associates, Inc. and Huron Consulting Group Holdings LLC and Huron Consulting Group Inc., dated as of January 2, 2007.		8-K		2.2	1/8/07

2.6	Joinder Agreement by and between John DiDonato and Huron Consulting Group Holdings LLC.		8-K		2.3	1/8/07

2.7	Joinder Agreement by and between Anthony Wolf and Huron Consulting Group Holdings LLC.	8-K		2.4	1/8/07

2.8	Joinder Agreement by and between Shaun Martin and Huron Consulting Group Holdings LLC.	8-K		2.5	1/8/07

2.9	Joinder Agreement by and between Sanford Edlein and Huron Consulting Group Holdings LLC.	8-K		2.6	1/8/07

2.10	Joinder Agreement by and between Dalton Edgecomb and Huron Consulting Group Holdings LLC.	8-K		2.7	1/8/07

2.11	Asset Purchase Agreement, dated July 8, 2008, by and among, Huron Consulting Group Inc., Huron Consulting Group Services LLC, Stockamp & Associates, Inc. and the shareholders of Stockamp & Associates, Inc. listed on the signature pages thereto.	8-K		2.1	7/9/08

3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.	10-K	12/31/04	3.1	2/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.	8-K		3.2	5/14/07

4.1	Specimen Stock Certificate.	S-1 (File No. 333-115434)		4.1	10/5/04

10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).	S-1 (File No. 333-115434)		10.1	10/5/04

10.2	Restricted Shares Award Agreement, dated December 10, 2002, between Huron Consulting Group Inc., Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC), HCG Holdings LLC and Gary E. Holdren.	S-1 (File No. 333-115434)		10.5	10/5/04

10.3	Restricted Shares Award Agreement, dated December 31, 2002, between Huron Consulting Group Inc. and Gary E. Holdren.	S-1 (File No. 333-115434)		10.6	10/5/04

10.4	Huron Consulting Group Inc. 2002 Equity Incentive Plan and form of option agreement thereunder.	S-1 (File No. 333-115434)		10.13	10/5/04

10.5	Amendment No. 1 to Huron Consulting Group Inc. 2002 Equity Incentive Plan.	S-1 (File No. 333-115434)		10.14	10/5/04

10.6	Amended and Restated Huron Consulting Group Inc. 2002 Equity Incentive Plan (California) and form of option agreement thereunder.	S-1 (File No. 333-115434)		10.15	10/5/04

10.7	Huron Consulting Group Inc. 2003 Equity Incentive Plan and form of option agreement thereunder.	S-1 (File No. 333-115434)		10.16	10/5/04

10.8	Huron Consulting Group Inc. 2004 Omnibus Stock Plan and form of option and restricted stock agreement thereunder.	S-1 (File No. 333-115434)		10.17	10/5/04

10.9	Amendment No. 1 to the Huron Consulting Group Inc. 2004 Omnibus Stock Plan.	S-8 (File No. 333-137107)		10.1	9/5/06

10.10	Sixth Amendment to Credit Agreement, dated as of July 8, 2008, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.	10-Q		10.1	8/5/08

10.11	Seventh Amendment to Credit Agreement, dated as of September 30, 2008, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.	10-Q		10.1	10/30/08

10.12	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.	10-K	12/31/08	10.12	2/24/09

10.13	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Gary E. Holdren.	10-K	12/31/08	10.13	2/24/09

10.14	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Daniel P. Broadhurst.	10-K	12/31/08	10.14	2/24/09

10.15	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Gary L. Burge.	10-K	12/31/08	10.15	2/24/09

10.16	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Mary M. Sawall.	10-K	12/31/08	10.16	2/24/09

10.17	Senior Management Agreement By and Between Huron Consulting Group Inc. and Natalia Delgado.	10-K	12/31/08	10.17	2/24/09

10.18	Executive Officers’ Compensation for 2008 and 2009 Summary Sheet.		10-K	12/31/08	10.18	2/24/09

10.19	Directors’ Compensation for 2008 and 2009 Summary Sheet.		10-K	12/31/08	10.19	2/24/09

21.1	List of Subsidiaries of Huron Consulting Group Inc.		10-K	12/31/08	21.1	2/24/09

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	August 17, 2009	/s/ James H. Roth
James H. Roth
Chief Executive Officer

/s/ James K. Rojas
James K. Rojas
Chief Financial Officer

HURON CONSULTING GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Huron Consulting Group Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the recording of the redistribution of acquisition-related payments by selling shareholders among such selling shareholders and to certain of the employees of the Company existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented therein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the recording of the redistribution of acquisition-related payments by selling shareholders among such selling shareholders and to certain of the employees of the Company existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is disclosed in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing and extent of audit tests applied in our audit of the 2008 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2008, 2007 and 2006 consolidated financial statements to correct an error.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP

Chicago, IL

February 24, 2009, except for the restatement described in Note 3 to the consolidated financial statements and the matter described in the fourth paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is August 17, 2009.

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$14,106	$2,993
Receivables from clients, net	88,071	86,867
Unbilled services, net	43,111	28,245
Income tax receivable	3,496	13,492
Deferred income taxes	15,708	13,680
Prepaid expenses and other current assets	14,563	10,435

Total current assets	179,055	155,712
Property and equipment, net	44,708	38,147
Deferred income taxes	2,064	3,628
Other non-current assets	15,722	8,737
Intangible assets, net	32,372	13,936
Goodwill	505,676	223,053

Total assets	$779,597	$443,213

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,505	$5,823
Accrued expenses	27,361	15,208
Accrued payroll and related benefits	48,374	58,279
Accrued consideration for business acquisitions	60,099	34,962
Income tax payable	2,086	1,342
Deferred revenues	21,208	5,278
Note payable and current portion of capital lease obligations	518	1,309

Total current liabilities	166,151	122,201
Non-current liabilities:
Deferred compensation and other liabilities	5,511	3,795
Capital lease obligations, net of current portion	204	234
Bank borrowings	280,000	123,500
Deferred lease incentives	8,705	9,699

Total non-current liabilities	294,420	137,228
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 21,387,679 and 19,279,176 shares issued at December 31, 2008 and 2007, respectively	202	182
Treasury stock, at cost, 404,357 and 589,755 shares at December 31, 2008 and 2007, respectively	(21,443)	(20,703)
Additional paid-in capital	263,485	137,599
Retained earnings	76,731	66,650
Accumulated other comprehensive income	51	56

Total stockholders’ equity	319,026	183,784

Total liabilities and stockholders equity	$779,597	$443,213

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
	(Restated)	(Restated)	(Restated)
Revenues and reimbursable expenses:
Revenues	$615,476	$504,292	$288,588
Reimbursable expenses	56,700	43,661	33,330

Total revenues and reimbursable expenses	672,176	547,953	321,918
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	390,974	311,008	167,399
Intangible assets amortization	6,629	7,993	2,207
Reimbursable expenses	56,717	43,449	33,506

Total direct costs and reimbursable expenses	454,320	362,450	203,112

Operating expenses:
Selling, general and administrative	131,148	102,176	65,926
Depreciation and amortization	23,291	17,207	9,201
Restructuring charges	2,343	—	—

Total operating expenses	156,782	119,383	75,127

Operating income	61,074	66,120	43,679
Other income (expense):
Interest expense, net of interest income	(13,773)	(8,263)	(703)
Other income (expense)	(2,731)	19	16

Total other expense	(16,504)	(8,244)	(687)

Income before provision for income taxes	44,570	57,876	42,992
Provision for income taxes	34,489	33,596	20,133

Net income	$10,081	$24,280	$22,859

Earnings per share:
Basic	$0.55	$1.43	$1.40
Diluted	$0.53	$1.35	$1.32

Weighted average shares used in calculating earnings per share:
Basic	18,257	16,944	16,359
Diluted	19,082	18,033	17,317

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Income	Equity
Balance at December 31, 2005	17,397,312	$174	$(3,061)	$58,908	$19,511	$—	$75,532
Net income	—	—	—	—	22,859	—	22,859
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	5,000	—	(2,875)	2,875	—	—	—
Exercise of stock options	426,011	4	—	384	—	—	388
Share-based compensation	—	—	—	9,839	—	—	9,839
Shares redeemed for employee tax withholdings	—	—	(3,460)	—	—	—	(3,460)
Income tax benefit on share-based compensation	—	—	—	7,592	—	—	7,592
Capital contributed by selling shareholders of acquired businesses	—	—	—	3,830	—	—	3,830

Balance at December 31, 2006 (Restated)	17,828,323	$178	$(9,396)	$83,428	$42,370	$—	$116,580
Comprehensive Income:
Net income	—	—	—	—	24,280	—	24,280
Foreign currency translation adjustment	—	—	—	—	—	56	56

Total comprehensive income							24,336
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	189,790	2	(1,223)	1,221	—	—	—
Exercise of stock options	225,960	2	—	560	—	—	562
Share-based compensation	—	—	—	19,812	—	—	19,812
Shares redeemed for employee tax withholdings	—	—	(10,084)	—	—	—	(10,084)
Income tax benefit on share-based compensation	—	—	—	14,957	—	—	14,957
Capital contributed by selling shareholders of acquired businesses	—	—	—	17,621	—	—	17,621

Balance at December 31, 2007 (Restated)	18,244,073	$182	$(20,703)	$137,599	$66,650	$56	$183,784

Comprehensive Income:
Net income	—	—	—	—	10,081	—	10,081
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)

Total comprehensive income							10,076
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	362,669	4	5,422	(5,426)	—	—	—
Exercise of stock options	256,253	3	—	394	—	—	397
Business combinations	1,320,913	13	—	61,307	—	—	61,320
Share-based compensation	—	—	—	26,807	—	—	26,807
Shares redeemed for employee tax withholdings	—	—	(6,162)	—	—	—	(6,162)
Income tax benefit on share-based compensation	—	—	—	12,234	—	—	12,234
Capital contributed by selling shareholders of acquired businesses	—	—	—	30,570	—	—	30,570

Balance at December 31, 2008 (Restated)	20,183,908	$202	$(21,443)	$263,485	$76,731	$51	$319,026

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year ended December 31,	2008	2007	2006
	(Restated)	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$10,081	$24,280	$22,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,920	25,200	11,408
Share-based compensation	26,807	19,812	9,839
Non-cash compensation	30,570	17,621	3,830
Allowances for doubtful accounts and unbilled services	5,477	7,306	569
Deferred income taxes	520	1,384	(6,463)
Other	—	15	194
Changes in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in receivables from clients	6,386	(30,957)	(6,962)
Increase in unbilled services	(12,380)	(8,016)	(4,429)
Decrease (increase) in current income tax receivable / payable, net	11,066	(8,512)	(3,896)
Increase in other assets	(8,620)	(7,377)	(702)
Increase in accounts payable and accrued liabilities	5,494	4,271	7,821
Increase (decrease) in accrued payroll and related benefits	(13,051)	13,964	9,575
Increase (decrease) in deferred revenues	8,930	(3,062)	(574)

Net cash provided by operating activities	101,200	55,929	43,069

Cash flows from investing activities:
Purchases of property and equipment, net	(19,821)	(18,909)	(18,110)
Net investment in life insurance policies	(1,093)	(2,245)	(527)
Purchases of businesses, net of cash acquired	(229,947)	(168,209)	(51,073)

Net cash used in investing activities	(250,861)	(189,363)	(69,710)

Cash flows from financing activities:
Proceeds from exercise of stock options	397	562	388
Shares redeemed for employee tax withholdings	(6,162)	(10,084)	(3,460)
Tax benefit from share-based compensation	12,234	14,957	7,592
Proceeds from borrowings under line of credit	631,500	340,500	114,700
Repayments on line of credit	(475,000)	(225,000)	(106,700)
Principal payments of notes payable and capital lease obligations	(1,432)	(1,136)	(1,127)

Net cash provided by financing activities	161,537	119,799	11,393

Effect of exchange rate changes on cash	(763)	56	—

Net increase (decrease) in cash and cash equivalents	11,113	(13,579)	(15,248)
Cash and cash equivalents at beginning of the period	2,993	16,572	31,820

Cash and cash equivalents at end of the period	$14,106	$2,993	$16,572

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in connection with business combinations	$61,320	$—	$—
Issuance of common stock in connection with a business combination classified as a liability	$15,000	$—	$—
Capitalized lease obligations incurred	$611	$398	$—
Cash paid during the year for:
Interest	$17,065	$7,138	$1,071
Income taxes	$9,254	$25,475	$23,038

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements reflect the results of operations and cash flows for the years ended December 31, 2008, 2007 and 2006, which have been restated as described in note “3. Restatement of Previously-Issued Financial Statements.” Certain amounts reported in the previous years have been reclassified to conform to the 2008 presentation. The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its 100% owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.

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

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Under the provisions of SFAS No. 142, goodwill is required to be tested at the reporting unit level for impairment on an annual basis and between annual tests whenever indications of impairment arise. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess. In accordance with SFAS No. 142, we aggregate our business components into reporting units and test for goodwill impairment. In testing for a potential impairment of goodwill, we estimate the fair value of each of our reporting units and compare this fair value to the carrying value of the reporting units. In estimating the fair value of our reporting units, we use a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by each of the reporting units and then discounting these cash flows to present value. Pursuant to our policy, we performed the annual goodwill impairment test as of April 30, 2008 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred or any circumstances have changed since April 30, 2008 that would indicate goodwill may have become impaired since our annual impairment test. In this evaluation, we considered qualitative factors such as any adverse change in the business climate, any loss of key personnel, and any unanticipated competition. Additionally, we considered quantitative factors such as our current estimates of the future profitability of our reporting units, our current stock price, and our market capitalization compared to our book value. Based on our evaluation, we determined that no indications of impairment have arisen since our annual goodwill impairment test. See note “3. Restatement of Previously-Issued Financial Statements” for a discussion of a potential goodwill impairment in light of the significant decline in the price of our common stock since our July 31, 2009 announcement of our intention to restate our financial statements.

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

3.	Restatement of Previously-Issued Financial Statements

In this Amendment, we are restating the following previously-issued financial statements:

•	Our audited consolidated balance sheets as of December 31, 2008 and 2007;

•	Our audited consolidated statements of income for the years ended December 31, 2008, 2007 and 2006;

•	Our audited consolidated statements of stockholders’ equity for the years ended December 31, 2008, 2007 and 2006; and

•	Our audited consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006.

The effects of the restatement on each of the quarters during the years ended December 31, 2008, 2007 and 2006 are presented in note “18. Restatement of Previously-Issued Quarterly Financial Statements (unaudited).”

The restatement relates to four businesses that we acquired between 2005 and 2007 (the “Acquired Businesses”). Pursuant to the purchase agreements for each of these acquisitions, payments were made by us to the selling shareholders (1) upon closing of the transaction, (2) in some cases, upon the Acquired Businesses achieving specific financial performance targets over a number of years (“earn-outs”), and (3) in one case, upon the buy-out of an obligation to make earn-out payments. These payments are collectively referred to as “acquisition-related payments.”

The acquisition-related payments made by us to the selling shareholders represented purchase consideration. As such, these payments, to the extent that they exceeded the net of the fair value assigned to assets acquired and liabilities assumed, were properly recorded as goodwill, in accordance with GAAP. Payments made upon the closing of the acquisition were recorded as goodwill on the date of closing. Earn-out payments were recorded as purchase consideration resulting in additional goodwill when the financial performance targets were met by the Acquired Businesses. The payment made upon the buy-out of an obligation to make earn-out payments was recorded as goodwill on the date of the buy-out.

It recently came to the attention of the Audit Committee of our Board of Directors that, in connection with one of these acquisitions, the selling shareholders had an agreement among themselves to reallocate a portion of their earn-outs to an employee of the Company who was not a selling shareholder. Following this discovery, the Audit Committee commenced an inquiry into the relevant facts and circumstances of all of our prior acquisitions to determine if similar situations existed. The Audit Committee notified the Company’s independent auditors who had not previously been aware of the Shareholder Payments and the Employee Payments (in each case, as defined below).

This inquiry resulted in the discovery that the selling shareholders of the Acquired Businesses made one or both of the following types of payments:

1)	The selling shareholders redistributed portions of their acquisition-related payments among themselves in amounts that were not consistent with their ownership interests on the date we acquired the business (“Shareholder Payments”). These Shareholder Payments were dependent, in part, on continuing employment with the Company or on the achievement of personal performance measures.

2)	The selling shareholders redistributed portions of their acquisition-related payments to certain of our employees who were not selling shareholders of the Acquired Businesses (“Employee Payments”). These Employee Payments were dependent on continuing employment with the Company or on the achievement of personal performance measures. The Company employees who received the Employee Payments were client-serving and administrative employees of the respective Acquired Businesses at the date such businesses were acquired by us as well as similar employees hired by or assigned to the respective Acquired Businesses after the date of such acquisitions.

This restatement is necessary because we failed to account for the Shareholder Payments and the Employee Payments in accordance with GAAP. The selling shareholders were not prohibited from making the Shareholder Payments or the Employee Payments under the terms of the purchase agreements with the Company for the acquisitions of the Acquired Businesses. However, under GAAP, including guidance promulgated by the U.S. Securities and Exchange Commission (the “SEC”), actions of economic interest holders in a company may be imputed to the company itself. The selling shareholders of the Acquired Businesses meet the criteria of economic interest holders of Huron due to their ability to earn additional consideration from Huron. As such, when the selling shareholders redistribute acquisition-related payments among themselves or redistribute a portion of their acquisition-related payments to our employees who were not selling shareholders based on employment or performance-based criteria, these payments are viewed as resulting from services that are assumed to have benefited Huron and must therefore be recorded as non-cash compensation expense incurred by Huron under GAAP. Accordingly, the Employee Payments and the Shareholder Payments are imputed to us. In the case of the Shareholder Payments, such payments are imputed to us even when the amounts that are received by the selling shareholders in the redistribution do not differ significantly from the amounts the selling shareholders would have received if the portion of the acquisition-related payments redistributed based on performance or employment had been distributed solely in accordance with the ownership interests of the applicable selling shareholders on the date we acquired the business. In effect, the Shareholder Payments and the Employee Payments are in substance a second and separate transaction from our acquisition of the Acquired Businesses, which should have been recorded as a separate non-cash accounting entry. Both the Shareholder Payments and the Employee Payments are therefore required to be reflected as non-cash compensation expense of Huron, and the selling shareholders are deemed to have made a capital contribution to Huron. The entries are non-cash because the payments were made directly by the selling shareholders from the acquisition proceeds they received from us. We did not expend additional cash with respect to the compensation charge.

Based on its inquiry into the facts and circumstances underlying the restatement, which is now substantially complete, the Audit Committee determined that the Shareholder Payments and Employee Payments were not properly recorded in our financial statements because senior management did not properly take into account the impact of the selling shareholders’ redistribution of the acquisition-related payments when determining the appropriate accounting treatment. In some cases, senior management was unaware of the redistributions. In other cases, senior management was aware of the redistributions but either misunderstood or misapplied the appropriate accounting guidance. As a result, the facts and circumstances surrounding the Shareholder Payments and Employee Payments were not fully described in representation letters previously provided to our independent auditors.

In light of these determinations and given the magnitude of the accounting errors underlying the restatement, our Board of Directors concluded that it was appropriate for the Company to appoint a new Chairman, a new Chief Executive Officer, a new Chief Financial Officer and a new Chief Accounting Officer. Our Board of Directors and Gary Holdren, our then Chief Executive Officer, agreed that he should resign as Chairman of the Board and Chief Executive Officer. George Massaro, who was the then Vice Chairman of the Board of Directors, was elected as our Non-Executive Chairman of the Board of Directors. James Roth, one of the founders of the Company, was named Chief Executive

Officer. James Rojas, another founder of the Company, was named Chief Financial Officer, succeeding Gary Burge who will remain as Treasurer and remain with the Company until the end of 2009. Wayne Lipski, previously Chief Accounting Officer, will be leaving the Company.

Based on the results of the Company’s inquiry into the acquisition-related payments matter to date and the agreement amendments described below, we currently anticipate that future earn-outs will only be accounted for as additional purchase consideration and not also as non-cash compensation expense. Effective August 1, 2009, the selling shareholders of two of the Acquired Businesses each amended certain agreements related to the earn-outs to provide that future earn-outs will be distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date we acquired the business with no required continuing employment, and no further Shareholder Payments or Employee Payments will be made. However, there can be no assurance that additional information will not be discovered that will require future acquisition-related payments pertaining to the Acquired Businesses to continue to be accounted for as non-cash compensation expense, which would be material to our results of operations through 2011. The earn-out payments for one of the Acquired Businesses are payable through March 31, 2010, and the earn-out payments for a second Acquired Business are payable through December 31, 2011. There are no additional earn-out obligations related to the other two Acquired Businesses.

On August 4, 2009, we signed an Acknowledgment and Consent Agreement with respect to our $460 Million Revolving Credit and Term Loan Credit Agreement (the “Credit Agreement”). We requested an advance of $6.0 million under the revolving credit facility to fund current working capital needs during the interim period while we restate our financial statements. The lenders agreed to this request subject to a reservation of rights under the Credit Agreement. This advance, together with collections on our accounts receivable, provided adequate working capital during the interim period prior to the restatement of our financial statements. We expect to be in full compliance with the financial covenants under the Credit Agreement once the restatement is completed and compliance certificates for the second quarter of 2009 are provided to the lenders. We have been engaging, and expect to continue to engage, in regular discussions with our lenders.

On July 31, 2009, immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day next following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in the price of our common stock, we expect to engage in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009. If following such analysis we are required to record a non-cash goodwill impairment charge, we may not be in compliance with the financial covenants in the Credit Agreement. In the absence of an amendment or waiver from our lenders, failure to comply with such covenants may result in (1) a default interest rate of 2% being charged in addition to the interest rate as determined under the Credit Agreement on all of our outstanding indebtedness under the Credit Agreement, (2) our not being able to make additional borrowings under the Credit Agreement, which we rely on to fund our operations, and (3) the lenders requiring us to repay our outstanding indebtedness under the Credit Agreement, which totaled $295 million as of June 30, 2009. There can be no assurance that we will remain in compliance with the financial covenants under the Credit Agreement or, if we are not, that we will obtain the necessary amendments or waivers and, even if we are able to obtain them, such amendments or waivers may subject us to terms materially less favorable to us than those in our current agreement.

The SEC is commencing an investigation with respect to the circumstances that led to the restatement. We intend to cooperate fully with the SEC in its investigation. In addition, the following purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009 and (6) Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009. The complaints assert claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and contend that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. We intend to defend vigorously the actions.

Given the uncertain nature of the SEC investigation with respect to the circumstances that led to the restatement and the private shareholder class action lawsuits in respect of the restatement, and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the SEC investigation and the private lawsuits, we are unable to predict the ultimate outcome of the SEC investigation or the private lawsuits, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the SEC investigation or the private lawsuits. Any such liability could be material.

As a result of the correction of these non-tax deductible errors, we recalculated our provision for income taxes for each of the quarterly periods using the annual effective income tax rate method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” As such, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. However, there is no change to our provision for income taxes or our tax accounts on an annual basis. While the correction of these errors significantly reduced our net income and earnings per share for each of the affected periods, it had no effect on our total assets, total liabilities, or total stockholders’ equity on an annual basis. Further, the correction of these errors had no effect on our net cash flows. The tables below summarize the impact of the restatement on our consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 (in thousands, except earnings per share). The effects of the restatement, including the tax adjustments, for each of the quarters during the years ended December 31, 2008, 2007 and 2006 are further presented in note “18. Restatement of Previously-Issued Quarterly Financial Statements (unaudited).”

	Three Months Ended (Unaudited)				Full Year 2008
2008	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Shareholder Payments	$3,681	$11,546	$4,708	5,253	$25,188
Employee Payments	1,339	1,339	1,339	1,365	5,382

Total Non-cash Compensation Expense	$5,020	$12,885	$6,047	$6,618	$30,570

Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$5,020	$12,885	$6,047	$6,618	$30,570
Increase (Decrease) in Provision for Income Taxes	$2,144	$(4,211)	$345	$1,722	$—
Decrease in Net Income	$(7,164)	$(8,674)	$(6,392)	$(8,340)	$(30,570)
Decrease in Basic Earnings Per Share	$(0.41)	$(0.50)	$(0.33)	$(0.44)	$(1.68)
Decrease in Diluted Earnings Per Share	$(0.39)	$(0.48)	$(0.32)	$(0.41)	$(1.60)

	Three Months Ended (Unaudited)				Full Year 2007
2007	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Shareholder Payments	$1,894	$1,955	$4,299	$4,650	$12,798
Employee Payments	1,178	1,167	1,295	1,183	4,823

Total Non-cash Compensation Expense	$3,072	$3,122	$5,594	$5,833	$17,621

Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$3,072	$3,122	$5,594	$5,833	$17,621
Increase (Decrease) in Provision for Income Taxes	$678	$722	$(822)	$(578)	$—
Decrease in Net Income	$(3,750)	$(3,844)	$(4,772)	$(5,255)	$(17,621)
Decrease in Basic Earnings Per Share	$(0.23)	$(0.23)	$(0.27)	$(0.31)	$(1.04)
Decrease in Diluted Earnings Per Share	$(0.21)	$(0.21)	$(0.27)	$(0.28)	$(0.97)

	Three Months Ended (Unaudited)				Full Year 2006
2006	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Shareholder Payments	$—	$28	$28	$29	$85
Employee Payments	1,473	792	790	690	3,745

Total Non-cash Compensation Expense	$1,473	$820	$818	$719	$3,830

Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$1,473	$820	$818	$719	$3,830
Increase (Decrease) in Provision for Income Taxes	$(360)	$(14)	$171	$203	$—
Decrease in Net Income	$(1,113)	$(806)	$(989)	$(922)	$(3,830)
Decrease in Basic Earnings Per Share	$(0.07)	$(0.06)	$(0.05)	$(0.05)	$(0.23)
Decrease in Diluted Earnings Per Share	$(0.07)	$(0.04)	$(0.06)	$(0.05)	$(0.22)

The tables below present the effects of the restatement on our previously-issued consolidated financial statements as of and for the years ended December 31, 2008, 2007 and 2006.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Balance Sheets

	As of December 31, 2008			As of December 31, 2007			As of December 31, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$14,106		$14,106	$2,993		$2,993	$16,572		$16,572
Receivables from clients, net	88,071		88,071	86,867		86,867	41,848		41,848
Unbilled services, net	43,111		43,111	28,245		28,245	22,627		22,627
Income tax receivable	3,496		3,496	13,492		13,492	3,637		3,637
Deferred income taxes	15,708		15,708	13,680		13,680	15,290		15,290
Prepaid expenses and other current assets	14,563		14,563	10,435		10,435	6,435		6,435

Total current assets	179,055	—	179,055	155,712	—	155,712	106,409	—	106,409
Property and equipment, net	44,708		44,708	38,147		38,147	27,742		27,742
Deferred income taxes	2,064		2,064	3,628		3,628	5,433		5,433
Other non-current assets	15,722		15,722	8,737		8,737	2,294		2,294
Intangible assets, net	32,372		32,372	13,936		13,936	4,238		4,238
Goodwill	505,676		505,676	223,053		223,053	53,328		53,328

Total assets	$779,597	—	$779,597	$443,213	—	$443,213	$199,444	—	$199,444

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,505		$6,505	$5,823		$5,823	$2,684		$2,684
Accrued expenses	27,361		27,361	15,208		15,208	12,712		12,712
Accrued payroll and related benefits	48,374		48,374	58,279		58,279	41,649		41,649
Accrued consideration for business acquisitions	60,099		60,099	34,962		34,962	—		—
Income tax payable	2,086		2,086	1,342		1,342	—		—
Deferred revenues	21,208		21,208	5,278		5,278	4,035		4,035
Bank borrowings	—		—	—		—	8,000		8,000
Note payable and current portion of capital lease obligations	518		518	1,309		1,309	1,282		1,282

Total current liabilities	166,151	—	166,151	122,201	—	122,201	70,362	—	70,362
Non-current liabilities:
Deferred compensation and other liabilities	5,511		5,511	3,795		3,795	1,169		1,169
Capital lease obligations, net of current portion	204		204	234		234	1,000		1,000
Bank borrowings	280,000		280,000	123,500		123,500	—		—
Deferred lease incentives	8,705		8,705	9,699		9,699	10,333		10,333

Total non-current liabilities	294,420	—	294,420	137,228	—	137,228	12,502	—	12,502
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized	202		202	182		182	178		178
Treasury stock, at cost	(21,443)		(21,443)	(20,703)		(20,703)	(9,396)		(9,396)
Additional paid-in capital	211,464	52,021	263,485	116,148	21,451	137,599	79,598	3,830	83,428
Retained earnings	128,752	(52,021)	76,731	88,101	(21,451)	66,650	46,200	(3,830)	42,370
Accumulated other comprehensive income (loss)	51		51	56		56	—		—

Total stockholders’ equity	319,026	—	319,026	183,784	—	183,784	116,580	—	116,580

Total liabilities and stockholders’ equity	$779,597	—	$779,597	$443,213	—	$443,213	$199,444	—	$199,444

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Income

	Year ended December 31, 2008			Year ended December 31, 2007			Year ended December 31, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues and reimbursable expenses:
Revenues	$615,476		$615,476	$504,292		$504,292	$288,588		$288,588
Reimbursable expenses	56,700		56,700	43,661		43,661	33,330		33,330

Total revenues and reimbursable expenses	672,176	—	672,176	547,953	—	547,953	321,918	—	321,918

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	360,404	30,570	390,974	293,387	17,621	311,008	163,569	3,830	167,399
Intangible assets amortization	6,629		6,629	7,993		7,993	2,207		2,207
Reimbursable expenses	56,717		56,717	43,449		43,449	33,506		33,506

Total direct costs and reimbursable expenses	423,750	30,570	454,320	344,829	17,621	362,450	199,282	3,830	203,112

Operating expenses:
Selling, general and administrative	131,148		131,148	102,176		102,176	65,926		65,926
Depreciation and amortization	23,291		23,291	17,207		17,207	9,201		9,201
Restructuring charges	2,343		2,343	—		—	—		—

Total operating expenses	156,782	—	156,782	119,383	—	119,383	75,127	—	75,127

Operating income	91,644	(30,570)	61,074	83,741	(17,621)	66,120	47,509	(3,830)	43,679

Other income (expense):
Interest income (expense), net	(13,773)		(13,773)	(8,263)		(8,263)	(703)		(703)
Other income (expense)	(2,731)		(2,731)	19		19	16		16

Total other expense	(16,504)	—	(16,504)	(8,244)	—	(8,244)	(687)	—	(687)

Income before provision for income taxes	75,140	(30,570)	44,570	75,497	(17,621)	57,876	46,822	(3,830)	42,992
Provision for income taxes	34,489		34,489	33,596		33,596	20,133		20,133

Net income	$40,651	(30,570)	$10,081	$41,901	(17,621)	$24,280	$26,689	(3,830)	$22,859

Earnings per share:
Basic	$2.23	(1.68)	$0.55	$2.47	(1.04)	$1.43	$1.63	(0.23)	$1.40
Diluted	$2.13	(1.60)	$0.53	$2.32	(0.97)	$1.35	$1.54	(0.22)	$1.32

Weighted average shares used in calculating earnings per share:
Basic	18,257	—	18,257	16,944	—	16,944	16,359	—	16,359
Diluted	19,082	—	19,082	18,033	—	18,033	17,317	—	17,317

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Cash Flows

	Year ended December 31, 2008			Year ended December 31, 2007			Year ended December 31, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$40,651	(30,570)	$10,081	$41,901	(17,621)	$24,280	$26,689	(3,830)	$22,859
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,920		29,920	25,200		25,200	11,408		11,408
Share-based compensation	26,807		26,807	19,812		19,812	9,839		9,839
Non-cash compensation	—	30,570	30,570	—	17,621	17,621	—	3,830	3,830
Allowances for doubtful accounts and unbilled services	5,477		5,477	7,306		7,306	569		569
Deferred income taxes	520		520	1,384		1,384	(6,463)		(6,463)
Other	—		—	15		15	194		194
Change in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in receivables from clients	6,386		6,386	(30,957)		(30,957)	(6,962)		(6,962)
Increase in unbilled services	(12,380)		(12,380)	(8,016)		(8,016)	(4,429)		(4,429)
Decrease (increase) in income tax receivable/payable, net	11,066		11,066	(8,512)		(8,512)	(3,896)		(3,896)
Increase in other assets	(8,620)		(8,620)	(7,377)		(7,377)	(702)		(702)
Increase in accounts payable and accrued liabilities	5,494		5,494	4,271		4,271	7,821		7,821
Increase (decrease) in accrued payroll and related benefits	(13,051)		(13,051)	13,964		13,964	9,575		9,575
Increase (decrease) in deferred revenues	8,930		8,930	(3,062)		(3,062)	(574)		(574)

Net cash provided by operating activities	101,200	—	101,200	55,929	—	55,929	43,069	—	43,069

Cash flows from investing activities:
Purchases of property and equipment, net	(19,821)		(19,821)	(18,909)		(18,909)	(18,110)		(18,110)
Net investment in life insurance policies	(1,093)		(1,093)	(2,245)		(2,245)	(527)		(527)
Purchases of businesses, net of cash acquired	(229,947)		(229,947)	(168,209)		(168,209)	(51,073)		(51,073)

Net cash used in investing activities	(250,861)	—	(250,861)	(189,363)	—	(189,363)	(69,710)	—	(69,710)

Cash flows from financing activities:
Proceeds from exercise of stock options	397		397	562		562	388		388
Shares redeemed for employee tax withholdings	(6,162)		(6,162)	(10,084)		(10,084)	(3,460)		(3,460)
Tax benefit from share-based compensation	12,234		12,234	14,957		14,957	7,592		7,592
Proceeds from borrowings under credit facility	631,500		631,500	340,500		340,500	114,700		114,700
Repayments on credit facility	(475,000)		(475,000)	(225,000)		(225,000)	(106,700)		(106,700)
Principal payment of notes payable and capital lease obligations	(1,432)		(1,432)	(1,136)		(1,136)	(1,127)		(1,127)

Net cash provided by financing activities	161,537	—	161,537	119,799	—	119,799	11,393	—	11,393

Effect of exchange rate changes on cash	(763)	—	(763)	56	—	56	—	—	—

Net increase (decrease) in cash and cash equivalents	11,113		11,113	(13,579)		(13,579)	(15,248)		(15,248)
Cash and cash equivalents at beginning of the period	2,993		2,993	16,572		16,572	31,820		31,820

Cash and cash equivalents at end of the period	$14,106	—	$14,106	$2,993	—	$2,993	$16,572	—	$16,572

4.	Business Combinations

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

In addition to the accounting treatment described above with respect to the foregoing acquisitions, in certain of these acquisitions, portions of the purchase consideration that were redistributed by the selling shareholders among the selling shareholders and to certain of our employees based on performance or employment were also recorded as non-cash compensation expense. See note “3. Restatement of Previously-Issued Financial Statements.”

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

	Historical Huron and Historical Stockamp
	2008 Pro forma	2007 Pro forma
	(Restated)	(Restated)
Revenues, net of reimbursable expenses	$673,676	$575,660
Operating income	$82,273	$67,771
Income before provision for income taxes	$61,620	$51,212
Net income	$20,140	$20,348
Earnings per share:
Basic	$1.08	$1.15
Diluted	$1.02	$1.06

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

	Historical Huron and Historical Callaway		Historical Huron and Historical Wellspring	Historical Huron and Historical Glass
	2007 Pro forma	2006 Pro forma	2006 Pro forma	2006 Pro forma
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues, net of reimbursable expenses	$539,635	$361,651	$339,573	$312,919
Operating income	$69,583	$53,150	$48,921	$47,359
Income before provision for income taxes	$59,027	$48,583	$45,447	$45,361
Net income	$24,960	$26,163	$24,310	$24,259
Earnings per share:
Basic	$1.47	$1.60	$1.49	$1.50
Diluted	$1.39	$1.51	$1.40	$1.41

2006 Acquisition

The following unaudited pro forma financial data gives effect to the acquisition of Galt as if it had been completed at the beginning of the period presented. The actual results from the acquisition of Galt have been included within our consolidated financial results since April 3, 2006.

Historical Huron and Historical Galt
2006 Pro forma
(Restated)
Revenues, net of reimbursable expenses	$292,657
Operating income	$45,399
Income before provision for income taxes	$44,499
Net income	$23,760
Earnings per share:
Basic	$1.46
Diluted	$1.37

5.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the years ended December 31, 2008 and 2007.

	Health and Education Consulting	Accounting & Financial Consulting	Legal Consulting	Corporate Consulting	Total
Balance as of December 31, 2006	$11,256	$1,334	$13,771	$26,967	$53,328
Goodwill recorded in connection with business combinations	58,305	48,980	—	29,469	136,754
Additional purchase price subsequently recorded for business combinations (1)	24,000	—	1,541	7,430	32,971

Balance as of December 31, 2007	$93,561	$50,314	$15,312	$63,866	$223,053
Goodwill recorded in connection with business combinations	193,705	—	—	—	193,705
Additional purchase price subsequently recorded for business combinations (1)	34,486	27	2,144	9,261	45,918
Additional purchase price paid for the settlement of earn-out provisions (2)	20,000	23,000	—	—	43,000

Balance as of December 31, 2008	$341,752	$73,341	$17,456	$73,127	$505,676

(1)	Primarily consists of additional purchase price earned by selling shareholders subsequent to the business combination, as certain financial performance targets and conditions were met.
(2)	Consists of additional purchase price paid to the selling shareholders of Wellspring and Callaway in consideration for the settlement of certain earn-out provisions as described in note “4. Business Combinations.”

Intangible assets as of December 31, 2008 and 2007 consisted of the following:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$5,650	$4,800	$—	$—
Customer relationships	21,476	8,649	9,826	3,814
Non-competition agreements	12,473	3,558	8,273	1,690
Tradenames	5,500	2,752	2,100	1,050
Technology and software	8,385	1,353	585	294

Total	$53,484	$21,112	$20,784	$6,848

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

See note “3. Restatement of Previously-Issued Financial Statements” for a discussion of a potential goodwill impairment in light of the significant decline in the price of our common stock since our July 31, 2009 announcement of our intention to restate our financial statements.

6.	Property and Equipment

Depreciation expense for property and equipment was $15.7 million, $10.9 million and $6.9 million for 2008, 2007 and 2006, respectively. Property and equipment at December 31, 2008 and 2007 are detailed below:

	December 31,
	2008	2007
Computers, related equipment and software	$37,388	$30,026
Leasehold improvements	27,936	20,473
Furniture and fixtures	15,493	11,325
Assets under capital lease	1,417	806
Assets under construction	149	111

Property and equipment	82,383	62,741
Accumulated depreciation and amortization	(37,675)	(24,594)

Property and equipment, net	$44,708	$38,147

7.	Line of Credit

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

See note “3. Restatement of Previously-Issued Financial Statements” for a discussion of certain matters related to the Credit Agreement and our borrowings thereunder in light of the restatement.

8.	Capital Structure

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

	Year ended December 31,
	2008	2007	2006
	(Restated)	(Restated)	(Restated)
Net income	$10,081	$24,280	$22,859

Weighted average common shares outstanding – basic	18,257	16,944	16,359
Weighted average common stock equivalents	825	1,089	958

Weighted average common shares outstanding – diluted	19,082	18,033	17,317

Basic earnings per share	$0.55	$1.43	$1.40

Diluted earnings per share	$0.53	$1.35	$1.32

There were approximately 452,800 and 1,600 anti-dilutive securities for the years ended December 31, 2008 and 2007, respectively, and none for the year ended December 31, 2006.

10.	Restructuring Charges

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

11.	Employee Benefit and Deferred Compensation Plans

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

12.	Equity Incentive Plans

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

13.	Income Taxes

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

	Year ended December 31,
	2008	2007	2006
	(Restated)	(Restated)	(Restated)
Percent of pretax income:
At U.S. statutory tax rate	35.0%	35.0%	35.0%
Non-cash compensation(1)	27.8	12.4	3.6
State income taxes	4.2	5.9	5.2
Meals and entertainment	3.2	2.3	2.3
Valuation allowance	3.0	1.4	—
Mark-to-market investments	1.6	—	—
Disallowed executive compensation	1.5	0.5	—
Foreign income taxes	(0.4)	(0.2)	—
Secondary offering	—	—	0.5
Other non-deductible items	1.5	0.7	0.2

Effective income tax expense rate	77.4%	58.0%	46.8%

(1)	Consists of non-cash compensation expense representing Shareholder Payments and Employee Payments as described in note “3. Restatement of Previously-Issued Financial Statements.”

Deferred tax assets at December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
Deferred tax assets:
Share-based compensation	$9,246	$6,215
Accrued payroll and other liabilities	8,441	7,864
Deferred lease incentives	4,333	4,616
Revenue recognition	4,212	2,159
Net operating loss and foreign tax credit carryforwards	2,153	1,069
Other	111	—

Total deferred tax assets	28,496	21,923
Less valuation allowance	(2,153)	(833)

Net deferred tax assets	26,343	21,090

Deferred tax liabilities:
Prepaid expenses	(3,851)	(2,348)
Property and equipment	(2,619)	(1,277)
Amortization of intangibles	(1,924)	(157)
Other	(177)	—

Total deferred tax liabilities	(8,571)	(3,782)

Net deferred tax asset	$17,772	$17,308

As of December 31, 2008 and 2007, we had a valuation allowance of $2.2 million and $0.8 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign operating losses.

14.	Related Party Transaction

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

15.	Commitments, Contingencies and Guarantees

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

See note “3. Restatement of Previously-Issued Financial Statements” for a discussion of the SEC investigation that is being commenced, and the purported shareholder class action complaints filed, in connection with the restatement.

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

	Year ended December 31,
	2008	2007	2006
	(Restated)	(Restated)	(Restated)
Health and Education Consulting:
Revenues	$275,510	$181,439	$84,108
Operating income	$93,818	$53,470	$23,115
Segment operating income as a percent of segment revenues	34.1%	29.5%	27.5%
Accounting and Financial Consulting:
Revenues	$134,011	$156,013	$109,220
Operating income	$20,456	$58,678	$50,304
Segment operating income as a percent of segment revenues	15.3%	37.6%	46.1%
Legal Consulting:
Revenues	$121,413	$89,849	$47,774
Operating income	$37,780	$28,293	$13,884
Segment operating income as a percent of segment revenues	31.1%	31.5%	29.1%
Corporate Consulting:
Revenues	$84,542	$76,991	$47,486
Operating income	$20,376	$17,354	$16,246
Segment operating income as a percent of segment revenues	24.1%	22.5%	34.2%
Total Company:
Revenues	$615,476	$504,292	$288,588
Reimbursable expenses	56,700	43,661	33,330

Total revenues and reimbursable expenses	$672,176	$547,953	$321,918

Statement of operations reconciliation:
Segment operating income	$172,430	$157,795	$103,549
Charges not allocated at the segment level:
Other selling, general and administrative expenses	88,065	74,468	50,669
Depreciation and amortization	23,291	17,207	9,201
Other expense	16,504	8,244	687

Income before provision for income taxes	$44,570	$57,876	$42,992

Segment assets:
Health and Education Consulting	$48,777	$35,764
Accounting and Financial Consulting	25,191	38,937
Legal Consulting	37,973	22,228
Corporate Consulting	19,241	18,183
Unallocated assets (1)	648,415	328,101

Total assets	$779,597	$443,213

(1)	Goodwill and intangible assets are included in unallocated assets, as in assessing segment performance or in allocating resources, management does not evaluate these items at the segment level.

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

17.	Valuation and Qualifying Accounts

The following table summarizes the activity of the allowances for doubtful accounts and unbilled services and the valuation allowance for deferred tax assets:

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2006:
Allowances for doubtful accounts and unbilled services	$3,944	8,928	8,359	$4,513

Year ended December 31, 2007:
Allowances for doubtful accounts and unbilled services	$4,513	29,281	21,071	$12,723
Valuation allowance for deferred tax assets	$—	833	—	$833

Year ended December 31, 2008:
Allowances for doubtful accounts and unbilled services	$12,723	36,313	30,854	$18,182
Valuation allowance for deferred tax assets	$833	1,320	—	$2,153

(1)	Additions to allowances for doubtful accounts and unbilled services are charged to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is charged to operating expenses. Additions also include allowances acquired in business acquisitions.

18.	Restatement of Previously-Issued Quarterly Financial Statements (unaudited)

The following tables present the effects of the restatement described in note “3. Restatement of Previously-Issued Financial Statements” for each of the quarters during the years ended December 31, 2008, 2007 and 2006. While there is no tax effect to these adjustments, we recalculated our provision for income taxes for each of the quarterly periods affected by the restatement using the annual effective income tax rate method as further described in note “3. Restatement of Previously-Issued Financial Statements.”

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Balance Sheets (Unaudited)

	As of March 31, 2008			As of March 31, 2007			As of March 31, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$14,277		$14,277	$6,336		$6,336	$16,177		$16,177
Receivables from clients, net	90,239		90,239	57,435		57,435	34,770		34,770
Unbilled services, net	38,798		38,798	33,283		33,283	21,246		21,246
Income tax receivable	13,996	(2,144)	11,852	—		—	—		—
Deferred income taxes	15,567		15,567	19,757		19,757	14,110		14,110
Prepaid expenses and other current assets	10,277		10,277	8,911		8,911	7,897		7,897

Total current assets	183,154	(2,144)	181,010	125,722	—	125,722	94,200	—	94,200
Property and equipment, net	40,239		40,239	29,559		29,559	19,259		19,259
Deferred income taxes	3,228		3,228	1,725		1,725	2,978		2,978
Other non-current assets	10,866		10,866	4,012		4,012	1,024		1,024
Intangible assets, net	12,213		12,213	18,449		18,449	629		629
Goodwill	223,284		223,284	135,026		135,026	14,637		14,637

Total assets	$472,984	(2,144)	$470,840	$314,493	—	$314,493	$132,727	—	$132,727

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,109		$7,109	$4,228		$4,228	$2,236		$2,236
Accrued expenses	15,785		15,785	14,365		14,365	7,289		7,289
Accrued payroll and related benefits	21,582		21,582	26,079		26,079	17,872		17,872
Accrued consideration for business acquisitions	24,300		24,300	—		—	—		—
Income tax payable	2,659		2,659	5,246	678	5,924	2,666	(360)	2,306
Deferred revenues	5,610		5,610	6,599		6,599	4,127		4,127
Note payable and current portion of capital lease obligations	1,165		1,165	1,138		1,138	1,138		1,138

Total current liabilities	78,210	—	78,210	57,655	678	58,333	35,328	(360)	34,968
Non-current liabilities:
Deferred compensation and other liabilities	4,773		4,773	2,389		2,389	186		186
Capital lease obligations, net of current portion	164		164	1,000		1,000	2,129		2,129
Bank borrowings	177,000		177,000	112,000		112,000	—		—
Deferred lease incentives	9,413		9,413	10,420		10,420	9,569		9,569

Total non-current liabilities	191,350	—	191,350	125,809	—	125,809	11,884	—	11,884
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized	185		185	178		178	176		176
Treasury stock, at cost	(17,602)		(17,602)	(10,955)		(10,955)	(4,758)		(4,758)
Additional paid-in capital	122,125	26,471	148,596	85,795	6,902	92,697	64,990	1,473	66,463
Retained earnings	98,314	(28,615)	69,699	56,011	(7,580)	48,431	25,107	(1,113)	23,994
Accumulated other comprehensive income (loss)	402		402	—		—	—		—

Total stockholders’ equity	203,424	(2,144)	201,280	131,029	(678)	130,351	85,515	360	85,875

Total liabilities and stockholders’ equity	$472,984	(2,144)	$470,840	$314,493	—	$314,493	$132,727	—	$132,727

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Balance Sheets (Unaudited)

	As of June 30, 2008			As of June 30, 2007			As of June 30, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$14,335		$14,335	$3,437		$3,437	$3,381		$3,381
Receivables from clients, net	90,198		90,198	66,116		66,116	38,472		38,472
Unbilled services, net	43,255		43,255	34,124		34,124	23,242		23,242
Income tax receivable	7,636	2,067	9,703	1,651	(1,400)	251	3,092	374	3,466
Deferred income taxes	13,960		13,960	22,280		22,280	14,747		14,747
Prepaid expenses and other current assets	13,298		13,298	12,204		12,204	5,211		5,211

Total current assets	182,682	2,067	184,749	139,812	(1,400)	138,412	88,145	374	88,519
Property and equipment, net	44,378		44,378	32,017		32,017	23,504		23,504
Deferred income taxes	2,662		2,662	3,029		3,029	3,951		3,951
Other non-current assets	12,876		12,876	7,508		7,508	1,273		1,273
Intangible assets, net	10,519		10,519	15,002		15,002	3,085		3,085
Goodwill	246,386		246,386	137,707		137,707	35,501		35,501

Total assets	$499,503	2,067	$501,570	$335,075	(1,400)	$333,675	$155,459	374	$155,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,138		$8,138	$4,634		$4,634	$2,944		$2,944
Accrued expenses	16,206		16,206	19,762		19,762	9,846		9,846
Accrued payroll and related benefits	29,490		29,490	35,100		35,100	23,318		23,318
Accrued consideration for business acquisitions	—		—	—		—	—		—
Income tax payable	2,843		2,843	—		—	—		—
Deferred revenues	7,377		7,377	6,608		6,608	5,180		5,180
Bank borrowings	—		—	—		—	6,500		6,500
Note payable and current portion of capital lease obligations	23,246		23,246	1,141		1,141	1,141		1,141

Total current liabilities	87,300	—	87,300	67,245	—	67,245	48,929	—	48,929
Non-current liabilities:
Deferred compensation and other liabilities	5,233		5,233	2,737		2,737	604		604
Capital lease obligations, net of current portion	127		127	—		—	1,132		1,132
Bank borrowings	179,500		179,500	107,000		107,000	—		—
Deferred lease incentives	9,046		9,046	10,246		10,246	10,175		10,175

Total non-current liabilities	193,906	—	193,906	119,983	—	119,983	11,911	—	11,911
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized	185		185	180		180	177		177
Treasury stock, at cost	(18,297)		(18,297)	(12,252)		(12,252)	(6,029)		(6,029)
Additional paid-in capital	128,128	39,356	167,484	93,880	10,024	103,904	69,084	2,293	71,377
Retained earnings	108,123	(37,289)	70,834	66,112	(11,424)	54,688	31,387	(1,919)	29,468
Accumulated other comprehensive income (loss)	158		158	(73)		(73)	—		—

Total stockholders’ equity	218,297	2,067	220,364	147,847	(1,400)	146,447	94,619	374	94,993

Total liabilities and stockholders’ equity	$499,503	2,067	$501,570	$335,075	(1,400)	$333,675	$155,459	374	$155,833

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Balance Sheets (Unaudited)

	As of September 30, 2008			As of September 30, 2007			As of September 30, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$14,545		$14,545	$3,742		$3,742	$943		$943
Receivables from clients, net	102,267		102,267	86,157		86,157	51,858		51,858
Unbilled services, net	61,053		61,053	41,116		41,116	24,726		24,726
Income tax receivable	6,469	1,722	8,191	4,097	(578)	3,519	2,510	203	2,713
Deferred income taxes	15,381		15,381	24,674		24,674	15,903		15,903
Prepaid expenses and other current assets	12,943		12,943	9,025		9,025	5,619		5,619

Total current assets	212,658	1,722	214,380	168,811	(578)	168,233	101,559	203	101,762
Property and equipment, net	46,530		46,530	33,764		33,764	27,357		27,357
Deferred income taxes	2,811		2,811	3,786		3,786	4,777		4,777
Other non-current assets	16,259		16,259	7,503		7,503	1,468		1,468
Intangible assets, net	38,195		38,195	16,117		16,117	5,269		5,269
Goodwill	451,271		451,271	190,780		190,780	50,146		50,146

Total assets	$767,724	1,722	$769,446	$420,761	(578)	$420,183	$190,576	203	$190,779

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,586		$8,586	$3,937		$3,937	$4,778		$4,778
Accrued expenses	22,131		22,131	26,011		26,011	8,572		8,572
Accrued payroll and related benefits	49,931		49,931	52,661		52,661	33,356		33,356
Accrued consideration for business acquisitions	21,152		21,152	—		—	—		—
Income tax payable	3,500		3,500	140		140	—		—
Deferred revenues	21,175		21,175	4,466		4,466	3,538		3,538
Bank borrowings	—		—	—		—	22,000		22,000
Note payable and current portion of capital lease obligations	454		454	1,143		1,143	1,143		1,143

Total current liabilities	126,929	—	126,929	88,358	—	88,358	73,387	—	73,387
Non-current liabilities:
Deferred compensation and other liabilities	5,273		5,273	3,145		3,145	414		414
Capital lease obligations, net of current portion	252		252	—		—	1,134		1,134
Bank borrowings	335,000		335,000	154,500		154,500	—		—
Deferred lease incentives	8,908		8,908	9,934		9,934	10,623		10,623

Total non-current liabilities	349,433	—	349,433	167,579	—	167,579	12,171	—	12,171
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized	199		199	182		182	178		178
Treasury stock, at cost	(20,045)		(20,045)	(16,094)		(16,094)	(7,322)		(7,322)
Additional paid-in capital	194,689	45,403	240,092	104,112	15,618	119,730	73,990	3,111	77,101
Retained earnings	116,953	(43,681)	73,272	76,599	(16,196)	60,403	38,172	(2,908)	35,264
Accumulated other comprehensive income (loss)	(434)		(434)	25		25	—		—

Total stockholders’ equity	291,362	1,722	293,084	164,824	(578)	164,246	105,018	203	105,221

Total liabilities and stockholders’ equity	$767,724	1,722	$769,446	$420,761	(578)	$420,183	$190,576	203	$190,779

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Income (Unaudited)

	Three months ended March 31, 2008			Three months ended March 31, 2007			Three months ended March 31, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues and reimbursable expenses:
Revenues	$139,394		$139,394	$116,009		$116,009	$62,187		$62,187
Reimbursable expenses	11,613		11,613	10,035		10,035	5,439		5,439

Total revenues and reimbursable expenses	151,007	—	151,007	126,044	—	126,044	67,626	—	67,626

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	83,444	5,020	88,464	66,903	3,072	69,975	35,990	1,473	37,463
Intangible assets amortization	24		24	2,240		2,240	76		76
Reimbursable expenses	11,610		11,610	10,117		10,117	5,538		5,538

Total direct costs and reimbursable expenses	95,078	5,020	100,098	79,260	3,072	82,332	41,604	1,473	43,077

Operating expenses:
Selling, general and administrative	30,162		30,162	23,827		23,827	14,841		14,841
Depreciation and amortization	5,138		5,138	4,042		4,042	1,508		1,508
Restructuring charges	—		—	—		—	—		—

Total operating expenses	35,300	—	35,300	27,869	—	27,869	16,349	—	16,349

Operating income	20,629	(5,020)	15,609	18,915	(3,072)	15,843	9,673	(1,473)	8,200

Other income (expense):
Interest income (expense), net	(1,833)		(1,833)	(1,425)		(1,425)	232		232
Other income (expense)	(294)		(294)	30		30	—		—

Total other income (expense)	(2,127)	—	(2,127)	(1,395)	—	(1,395)	232	—	232

Income before provision for income taxes	18,502	(5,020)	13,482	17,520	(3,072)	14,448	9,905	(1,473)	8,432
Provision for income taxes	8,289	2,144	10,433	7,709	678	8,387	4,309	(360)	3,949

Net income	$10,213	(7,164)	$3,049	$9,811	(3,750)	$6,061	$5,596	(1,113)	$4,483

Earnings per share:
Basic	$0.59	(0.41)	$0.18	$0.59	(0.23)	$0.36	$0.35	(0.07)	$0.28
Diluted	$0.56	(0.39)	$0.17	$0.55	(0.21)	$0.34	$0.33	(0.07)	$0.26

Weighted average shares used in calculating earnings per share:
Basic	17,372	—	17,372	16,725	—	16,725	16,077	—	16,077
Diluted	18,215	—	18,215	17,768	—	17,768	16,995	—	16,995

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Income (Unaudited)

	Three months ended June 30, 2008			Three months ended June 30, 2007			Three months ended June 30, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues and reimbursable expenses:
Revenues	$143,408		$143,408	$118,266		$118,266	$67,769		$67,769
Reimbursable expenses	12,565		12,565	10,910		10,910	6,691		6,691

Total revenues and reimbursable expenses	155,973	—	155,973	129,176	—	129,176	74,460	—	74,460
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	85,991	12,885	98,876	66,508	3,122	69,630	37,436	820	38,256
Intangible assets amortization	24		24	2,304		2,304	1,640		1,640
Reimbursable expenses	12,578		12,578	10,814		10,814	6,795		6,795

Total direct costs and reimbursable expenses	98,593	12,885	111,478	79,626	3,122	82,748	45,871	820	46,691

Operating expenses:
Selling, general and administrative	31,780		31,780	25,606		25,606	15,713		15,713
Depreciation and amortization	5,370		5,370	4,177		4,177	1,569		1,569
Restructuring charges	—		—	—		—	—		—

Total operating expenses	37,150	—	37,150	29,783	—	29,783	17,282	—	17,282

Operating income	20,230	(12,885)	7,345	19,767	(3,122)	16,645	11,307	(820)	10,487

Other income (expense):
Interest income (expense), net	(2,294)		(2,294)	(1,825)		(1,825)	(193)		(193)
Other income (expense)	(35)		(35)	95		95	—		—

Total other expense	(2,329)	—	(2,329)	(1,730)	—	(1,730)	(193)	—	(193)

Income before provision for income taxes	17,901	(12,885)	5,016	18,037	(3,122)	14,915	11,114	(820)	10,294
Provision for income taxes	8,092	(4,211)	3,881	7,936	722	8,658	4,834	(14)	4,820

Net income	$9,809	(8,674)	$1,135	$10,101	(3,844)	$6,257	$6,280	(806)	$5,474

Earnings per share:
Basic	$0.56	(0.50)	$0.06	$0.60	(0.23)	$0.37	$0.39	(0.06)	$0.33
Diluted	$0.54	(0.48)	$0.06	$0.56	(0.21)	$0.35	$0.36	(0.04)	$0.32

Weighted average shares used in calculating earnings per share:
Basic	17,558	—	17,558	16,842	—	16,842	16,309	—	16,309
Diluted	18,178	—	18,178	17,993	—	17,993	17,244	—	17,244

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Income (Unaudited)

	Six months ended June 30, 2008			Six months ended June 30, 2007			Six months ended June 30, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues and reimbursable expenses:
Revenues	$282,802		$282,802	$234,275		$234,275	$129,956		$129,956
Reimbursable expenses	24,178		24,178	20,945		20,945	12,130		12,130

Total revenues and reimbursable expenses	306,980	—	306,980	255,220	—	255,220	142,086	—	142,086

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	169,435	17,905	187,340	133,411	6,194	139,605	73,426	2,293	75,719
Intangible assets amortization	48		48	4,544		4,544	1,716		1,716
Reimbursable expenses	24,188		24,188	20,931		20,931	12,333		12,333

Total direct costs and reimbursable expenses	193,671	17,905	211,576	158,886	6,194	165,080	87,475	2,293	89,768

Operating expenses:
Selling, general and administrative	61,942		61,942	49,433		49,433	30,554		30,554
Depreciation and amortization	10,508		10,508	8,219		8,219	3,077		3,077
Restructuring charges	—		—	—		—	—		—

Total operating expenses	72,450	—	72,450	57,652	—	57,652	33,631	—	33,631

Operating income	40,859	(17,905)	22,954	38,682	(6,194)	32,488	20,980	(2,293)	18,687

Other income (expense):
Interest income (expense), net	(4,127)		(4,127)	(3,250)		(3,250)	39		39
Other income (expense)	(329)		(329)	125		125	—		—

Total other expense	(4,456)	—	(4,456)	(3,125)	—	(3,125)	39	—	39

Income before provision for income taxes	36,403	(17,905)	18,498	35,557	(6,194)	29,363	21,019	(2,293)	18,726
Provision for income taxes	16,381	(2,067)	14,314	15,645	1,400	17,045	9,143	(374)	8,769

Net income	$20,022	(15,838)	$4,184	$19,912	(7,594)	$12,318	$11,876	(1,919)	$9,957

Earnings per share:
Basic	$1.15	(0.91)	$0.24	$1.19	(0.46)	$0.73	$0.73	(0.12)	$0.61
Diluted	$1.10	(0.87)	$0.23	$1.11	(0.42)	$0.69	$0.69	(0.11)	$0.58

Weighted average shares used in calculating earnings per share:
Basic	17,465	—	17,465	16,784	—	16,784	16,194	—	16,194
Diluted	18,197	—	18,197	17,881	—	17,881	17,120	—	17,120

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Income (Unaudited)

	Three months ended September 30, 2008			Three months ended September 30, 2007			Three months ended September 30, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues and reimbursable expenses:
Revenues	$168,659		$168,659	$134,051		$134,051	$75,194		$75,194
Reimbursable expenses	16,696		16,696	11,286		11,286	7,921		7,921

Total revenues and reimbursable expenses	185,355	—	185,355	145,337	—	145,337	83,115	—	83,115

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	100,263	6,047	106,310	80,237	5,594	85,831	42,973	818	43,791
Intangible assets amortization	3,036		3,036	2,208		2,208	467		467
Reimbursable expenses	16,734		16,734	11,108		11,108	7,907		7,907

Total direct costs and reimbursable expenses	120,033	6,047	126,080	93,553	5,594	99,147	51,347	818	52,165

Operating expenses:
Selling, general and administrative	34,435		34,435	25,675		25,675	16,724		16,724
Depreciation and amortization	6,260		6,260	4,283		4,283	2,921		2,921
Restructuring charges	2,343		2,343	—		—	—		—

Total operating expenses	43,038	—	43,038	29,958	—	29,958	19,645	—	19,645

Operating income	22,284	(6,047)	16,237	21,826	(5,594)	16,232	12,123	(818)	11,305

Other income (expense):
Interest income (expense), net	(4,938)		(4,938)	(2,621)		(2,621)	(404)		(404)
Other income (expense)	(518)		(518)	11		11	—		—

Total other expense	(5,456)	—	(5,456)	(2,610)	—	(2,610)	(404)	—	(404)

Income before provision for income taxes	16,828	(6,047)	10,781	19,216	(5,594)	13,622	11,719	(818)	10,901
Provision for income taxes	7,998	345	8,343	8,729	(822)	7,907	4,934	171	5,105

Net income	$8,830	(6,392)	$2,438	$10,487	(4,772)	$5,715	$6,785	(989)	$5,796

Earnings per share:
Basic	$0.46	(0.33)	$0.13	$0.61	(0.27)	$0.34	$0.41	(0.05)	$0.36
Diluted	$0.44	(0.32)	$0.12	$0.58	(0.27)	$0.31	$0.39	(0.06)	$0.33

Weighted average shares used in calculating earnings per share:
Basic	18,901	—	18,901	17,033	—	17,033	16,424	—	16,424
Diluted	19,845	—	19,845	18,137	—	18,137	17,415	—	17,415

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Income (Unaudited)

	Nine months ended September 30, 2008			Nine months ended September 30, 2007			Nine months ended September 30, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues and reimbursable expenses:
Revenues	$451,461		$451,461	$368,326		$368,326	$205,150		$205,150
Reimbursable expenses	40,874		40,874	32,231		32,231	20,051		20,051

Total revenues and reimbursable expenses	492,335	—	492,335	400,557	—	400,557	225,201	—	225,201

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	269,698	23,952	293,650	213,648	11,788	225,436	116,399	3,111	119,510
Intangible assets amortization	3,084		3,084	6,752		6,752	2,183		2,183
Reimbursable expenses	40,922		40,922	32,039		32,039	20,240		20,240

Total direct costs and reimbursable expenses	313,704	23,952	337,656	252,439	11,788	264,227	138,822	3,111	141,933

Operating expenses:
Selling, general and administrative	96,377		96,377	75,108		75,108	47,278		47,278
Depreciation and amortization	16,768		16,768	12,502		12,502	5,998		5,998
Restructuring charges	2,343		2,343	—		—	—		—

Total operating expenses	115,488	—	115,488	87,610	—	87,610	53,276	—	53,276

Operating income	63,143	(23,952)	39,191	60,508	(11,788)	48,720	33,103	(3,111)	29,992

Other income (expense):
Interest income (expense), net	(9,065)		(9,065)	(5,871)		(5,871)	(365)		(365)
Other income (expense)	(847)		(847)	136		136	—		—

Total other expense	(9,912)	—	(9,912)	(5,735)	—	(5,735)	(365)	—	(365)

Income before provision for income taxes	53,231	(23,952)	29,279	54,773	(11,788)	42,985	32,738	(3,111)	29,627
Provision for income taxes	24,379	(1,722)	22,657	24,374	578	24,952	14,077	(203)	13,874

Net income	$28,852	(22,230)	$6,622	$30,399	(12,366)	$18,033	$18,661	(2,908)	$15,753

Earnings per share:
Basic	$1.61	(1.24)	$0.37	$1.80	(0.73)	$1.07	$1.15	(0.18)	$0.97
Diluted	$1.54	(1.19)	$0.35	$1.69	(0.69)	$1.00	$1.08	(0.17)	$0.91

Weighted average shares used in calculating earnings per share:
Basic	17,947	—	17,947	16,868	—	16,868	16,272	—	16,272
Diluted	18,750	—	18,750	17,967	—	17,967	17,220	—	17,220

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Income (Unaudited)

	Three months ended December 31, 2008			Three months ended December 31, 2007			Three months ended December 31, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues and reimbursable expenses:
Revenues	$164,015		$164,015	$135,966		$135,966	$83,438		$83,438
Reimbursable expenses	15,826		15,826	11,430		11,430	13,279		13,279

Total revenues and reimbursable expenses	179,841	—	179,841	147,396	—	147,396	96,717	—	96,717

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	90,706	6,618	97,324	79,739	5,833	85,572	47,170	719	47,889
Intangible assets amortization	3,545		3,545	1,241		1,241	24		24
Reimbursable expenses	15,795		15,795	11,410		11,410	13,266		13,266

Total direct costs and reimbursable expenses	110,046	6,618	116,664	92,390	5,833	98,223	60,460	719	61,179

Operating expenses:
Selling, general and administrative	34,771		34,771	27,068		27,068	18,648		18,648
Depreciation and amortization	6,523		6,523	4,705		4,705	3,203		3,203
Restructuring charges	—		—	—		—	—		—

Total operating expenses	41,294	—	41,294	31,773	—	31,773	21,851	—	21,851

Operating income	28,501	(6,618)	21,883	23,233	(5,833)	17,400	14,406	(719)	13,687

Other income (expense):
Interest income (expense), net	(4,708)		(4,708)	(2,392)		(2,392)	(338)		(338)
Other income (expense)	(1,884)		(1,884)	(117)		(117)	16		16

Total other expense	(6,592)	—	(6,592)	(2,509)	—	(2,509)	(322)	—	(322)

Income before provision for income taxes	21,909	(6,618)	15,291	20,724	(5,833)	14,891	14,084	(719)	13,365
Provision for income taxes	10,110	1,722	11,832	9,222	(578)	8,644	6,056	203	6,259

Net income	$11,799	(8,340)	$3,459	$11,502	(5,255)	$6,247	$8,028	(922)	$7,106

Earnings per share:
Basic	$0.62	(0.44)	$0.18	$0.67	(0.31)	$0.36	$0.48	(0.05)	$0.43
Diluted	$0.59	(0.41)	$0.18	$0.63	(0.28)	$0.35	$0.46	(0.05)	$0.41

Weighted average shares used in calculating earnings per share:
Basic	19,180	—	19,180	17,169	—	17,169	16,616	—	16,616
Diluted	20,074	—	20,074	18,228	—	18,228	17,607	—	17,607

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2008			Three months ended March 31, 2007			Three months ended March 31, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$10,213	(7,164)	$3,049	$9,811	(3,750)	$6,061	$5,596	(1,113)	$4,483
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,162		5,162	6,282		6,282	1,584		1,584
Share-based compensation	6,418		6,418	4,206		4,206	2,263		2,263
Non-cash compensation	—	5,020	5,020	—	3,072	3,072	—	1,473	1,473
Allowances for doubtful accounts and unbilled services	651		651	3,035		3,035	404		404
Deferred income taxes	(1,487)		(1,487)	(3,866)		(3,866)	(2,380)		(2,380)
Other	—		—	—		—	135		135
Change in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(2,823)		(2,823)	(10,937)		(10,937)	(5,319)		(5,319)
Increase in unbilled services	(11,752)		(11,752)	(10,972)		(10,972)	(3,750)		(3,750)
Decrease in income tax receivable/payable, net	812	2,144	2,956	8,884	678	9,562	2,407	(360)	2,047
Increase in other assets	(1,094)		(1,094)	(2,224)		(2,224)	(1,975)		(1,975)
Increase (decrease) in accounts payable and accrued liabilities	1,815		1,815	(521)		(521)	5,695		5,695
Decrease in accrued payroll and related benefits	(36,697)		(36,697)	(16,115)		(16,115)	(14,201)		(14,201)
Increase (decrease) in deferred revenues	332		332	(1,567)		(1,567)	(482)		(482)

Net cash used in operating activities	(28,450)	—	(28,450)	(13,984)	—	(13,984)	(10,023)	—	(10,023)

Cash flows from investing activities:
Purchases of property and equipment, net	(5,530)		(5,530)	(3,022)		(3,022)	(7,600)		(7,600)
Net investment in life insurance policies	(878)		(878)	(1,206)		(1,206)	—		—
Purchases of businesses, net of cash acquired	(10,153)		(10,153)	(96,312)		(96,312)	—		—

Net cash used in investing activities	(16,561)	—	(16,561)	(100,540)	—	(100,540)	(7,600)	—	(7,600)

Cash flows from financing activities:
Proceeds from exercise of stock options	136		136	164		164	127		127
Shares redeemed for employee tax withholdings	(5,491)		(5,491)	(1,564)		(1,564)	(864)		(864)
Tax benefit from share-based compensation	8,018		8,018	1,832		1,832	2,861		2,861
Proceeds from borrowings under credit facility	101,500		101,500	146,500		146,500	—		—
Repayments on credit facility	(48,000)		(48,000)	(42,500)		(42,500)	—		—
Principal payment of notes payable and capital lease obligations	(214)		(214)	(144)		(144)	(144)		(144)

Net cash provided by financing activities	55,949	—	55,949	104,288	—	104,288	1,980	—	1,980

Effect of exchange rate changes on cash	346	—	346	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	11,284		11,284	(10,236)		(10,236)	(15,643)		(15,643)
Cash and cash equivalents at beginning of the period	2,993		2,993	16,572		16,572	31,820		31,820

Cash and cash equivalents at end of the period	$14,277	—	$14,277	$6,336	—	$6,336	$16,177	—	$16,177

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2008			Six months ended June 30, 2007			Six months ended June 30, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$20,022	(15,838)	$4,184	$19,912	(7,594)	$12,318	$11,876	(1,919)	$9,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,556		10,556	12,763		12,763	4,793		4,793
Share-based compensation	13,568		13,568	9,051		9,051	4,721		4,721
Non-cash compensation	—	17,905	17,905	—	6,194	6,194	—	2,293	2,293
Allowances for doubtful accounts and unbilled services	1,172		1,172	4,219		4,219	241		241
Deferred income taxes	687		687	(7,171)		(7,171)	(3,991)		(3,991)
Other	—		—	—		—	134		134
Change in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(1,647)		(1,647)	(19,623)		(19,623)	(9,464)		(9,464)
Increase in unbilled services	(17,866)		(17,866)	(12,741)		(12,741)	(5,140)		(5,140)
Decrease (increase) in income tax receivable/payable, net	7,356	(2,067)	5,289	1,987	1,400	3,387	(3,351)	(374)	(3,725)
Decrease (increase) in other assets	(5,755)		(5,755)	(8,572)		(8,572)	450		450
Increase in accounts payable and accrued liabilities	3,357		3,357	3,880		3,880	4,894		4,894
Decrease in accrued payroll and related benefits	(28,789)		(28,789)	(7,324)		(7,324)	(8,755)		(8,755)
Increase (decrease) in deferred revenues	2,099		2,099	(1,599)		(1,599)	1,071		1,071

Net cash provided by (used in) operating activities	4,760	—	4,760	(5,218)	—	(5,218)	(2,521)	—	(2,521)

Cash flows from investing activities:
Purchases of property and equipment, net	(13,324)		(13,324)	(8,094)		(8,094)	(13,200)		(13,200)
Net investment in life insurance policies	(1,249)		(1,249)	(1,641)		(1,641)	—		—
Purchases of businesses, net of cash acquired	(34,554)		(34,554)	(98,345)		(98,345)	(20,562)		(20,562)

Net cash used in investing activities	(49,127)	—	(49,127)	(108,080)	—	(108,080)	(33,762)	—	(33,762)

Cash flows from financing activities:
Proceeds from exercise of stock options	181		181	405		405	234		234
Shares redeemed for employee tax withholdings	(5,744)		(5,744)	(1,894)		(1,894)	(1,014)		(1,014)
Tax benefit from share-based compensation	6,384		6,384	3,866		3,866	3,270		3,270
Proceeds from borrowings under credit facility	173,500		173,500	184,500		184,500	35,600		35,600
Repayments on credit facility	(117,500)		(117,500)	(85,500)		(85,500)	(29,100)		(29,100)
Principal payment of notes payable and capital lease obligations	(1,214)		(1,214)	(1,141)		(1,141)	(1,146)		(1,146)

Net cash provided by financing activities	55,607	—	55,607	100,236	—	100,236	7,844	—	7,844

Effect of exchange rate changes on cash	102	—	102	(73)	—	(73)	—	—	—

Net increase (decrease) in cash and cash equivalents	11,342		11,342	(13,135)		(13,135)	(28,439)		(28,439)
Cash and cash equivalents at beginning of the period	2,993		2,993	16,572		16,572	31,820		31,820

Cash and cash equivalents at end of the period	$14,335	—	$14,335	$3,437	—	$3,437	$3,381	—	$3,381

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2008			Nine months ended September 30, 2007			Nine months ended September 30, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$28,852	(22,230)	$6,622	$30,399	(12,366)	$18,033	$18,661	(2,908)	$15,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,852		19,852	19,254		19,254	8,181		8,181
Share-based compensation	20,421		20,421	14,238		14,238	7,223		7,223
Non-cash compensation	—	23,952	23,952	—	11,788	11,788	—	3,111	3,111
Allowances for doubtful accounts and unbilled services	3,859		3,859	5,511		5,511	750		750
Deferred income taxes	375		375	(10,165)		(10,165)	(6,420)		(6,420)
Other	—		—	8		8	134		134
Change in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(6,354)		(6,354)	(28,290)		(28,290)	(17,058)		(17,058)
Increase in unbilled services	(29,867)		(29,867)	(20,674)		(20,674)	(6,624)		(6,624)
Decrease (increase) in income tax receivable/payable, net	9,181	(1,722)	7,459	(319)	578	259	(2,769)	(203)	(2,972)
(Increase) decrease in other assets	(7,494)		(7,494)	(4,996)		(4,996)	652		652
Increase in accounts payable and accrued liabilities	8,805		8,805	2,929		2,929	7,079		7,079
Increase (decrease) in accrued payroll and related benefits	(11,874)		(11,874)	8,471		8,471	1,282		1,282
Increase (decrease) in deferred revenues	8,653		8,653	(3,814)		(3,814)	(1,071)		(1,071)

Net cash provided by operating activities	44,409	—	44,409	12,552	—	12,552	10,020	—	10,020

Cash flows from investing activities:
Purchases of property and equipment, net	(17,478)		(17,478)	(11,850)		(11,850)	(14,956)		(14,956)
Net investment in life insurance policies	(1,326)		(1,326)	(1,985)		(1,985)	(211)		(211)
Purchases of businesses, net of cash acquired	(227,537)		(227,537)	(160,515)		(160,515)	(50,187)		(50,187)

Net cash used in investing activities	(246,341)	—	(246,341)	(174,350)	—	(174,350)	(65,354)	—	(65,354)

Cash flows from financing activities:
Proceeds from exercise of stock options	231		231	431		431	324		324
Shares redeemed for employee tax withholdings	(5,773)		(5,773)	(5,621)		(5,621)	(1,397)		(1,397)
Tax benefit from share-based compensation	9,337		9,337	8,772		8,772	4,676		4,676
Proceeds from borrowings under credit facility	575,500		575,500	292,000		292,000	89,500		89,500
Repayments on credit facility	(364,000)		(364,000)	(145,500)		(145,500)	(67,500)		(67,500)
Principal payment of notes payable and capital lease obligations	(1,321)		(1,321)	(1,139)		(1,139)	(1,146)		(1,146)

Net cash provided by financing activities	213,974	—	213,974	148,943	—	148,943	24,457	—	24,457

Effect of exchange rate changes on cash	(490)	—	(490)	25	—	25	—	—	—

Net increase (decrease) in cash and cash equivalents	11,552		11,552	(12,830)		(12,830)	(30,877)		(30,877)
Cash and cash equivalents at beginning of the period	2,993		2,993	16,572		16,572	31,820		31,820

Cash and cash equivalents at end of the period	$14,545	—	$14,545	$3,742	—	$3,742	$943	—	$943