Form 10-Q/A
period 2009-03-31
Huron Consulting Group Inc.
filed 2009-08-17
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

(Amendment No. 1)

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

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

Huron Consulting Group Inc.

EXPLANATORY NOTE TO AMENDMENT NO. 1

In this Amendment No. 1 on Form 10-Q/A (“Amendment”) to our quarterly report on Form 10-Q originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2009 (the “Original Filing”), we are restating the following previously-issued financial statements:

•	Our consolidated balance sheets as of March 31, 2009 and December 31, 2008;

•	Our consolidated statements of income for the three months ended March 31, 2009 and 2008;

•	Our consolidated statement of stockholders’ equity for the three months ended March 31, 2009; and

•	Our consolidated statements of cash flows for the three months ended March 31, 2009 and 2008.

In addition, we are contemporaneously filing an amendment to our annual report on Form 10-K for the year ended December 31, 2008, originally filed with the SEC on February 24, 2009, to restate our financial statements for the years ended December 31, 2008, 2007 and 2006. The restatement relates to four businesses that we acquired between 2005 and 2007 (the “Acquired Businesses”). Pursuant to the purchase agreements for each of these acquisitions, payments were made by us to the selling shareholders (1) upon closing of the transaction, (2) in some cases, upon the Acquired Businesses achieving specific financial performance targets over a number of years (“earn-outs”), and (3) in one case, upon the buy-out of an obligation to make earn-out payments. These payments are collectively referred to as “acquisition-related payments.”

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

Huron Consulting Group Inc.

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

As a result of the correction of these non-tax deductible errors, we recalculated our provision for income taxes for each of the quarterly periods using the annual effective income tax rate method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” As such, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. However, there is no change to our provision for income taxes or our tax accounts on an annual basis. While the correction of these errors significantly reduced our net income and earnings per share for each of the affected periods, it had no effect on our total assets, total liabilities, or total stockholders’ equity on an annual basis. Further, the correction of these errors had no effect on our net cash flows. The table below summarizes the impact of the restatement on our consolidated statements of income for the three months ended March 31, 2009 and 2008 (in thousands, except earnings per share). The effects of the restatement, including the tax adjustments, are further presented in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I - Item 1. Consolidated Financial Statements.”

	Three Months Ended March 31,
(Unaudited)	2009	2008
Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$3,762	$5,020
Increase (Decrease) in Provision for Income Taxes	$(587)	$2,144
Decrease in Net Income	$(3,175)	$(7,164)
Decrease in Basic Earnings Per Share	$(0.16)	$(0.41)
Decrease in Diluted Earnings Per Share	$(0.16)	$(0.39)

The restatement is further described in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I - Item 1. Consolidated Financial Statements” and in “Part I – Item 2.

Huron Consulting Group Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, certain risks and uncertainties relating to the restatement and certain other risks and uncertainties that are heightened by the restatement are described in “Part II – Item 1A. Risk Factors” and under the heading “Risk Factors” in our 2008 Annual Report on Form 10-K/A. As a result of the inquiry, we have identified a material weakness in the Company’s internal control over financial reporting, which is described under “Part I - Item 4. Controls and Procedures.” See “Item 9A. Controls and Procedures” in our 2008 Annual Report on Form 10-K/A for management’s report on internal control over financial reporting, a description of the material weakness and remediation plans to address the material weakness.

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

On July 31, 2009, immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in the price of our common stock, we expect to engage in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009. If following such analysis we are required to record a non-cash goodwill impairment charge, we may not be in compliance with the financial covenants in the Credit Agreement. In the absence of an amendment or waiver from our lenders, failure to comply with such covenants may result in (1) a default interest rate of 2% being charged in addition to the interest rate as determined under the Credit Agreement on all of our outstanding indebtedness under the Credit Agreement, (2) our not being able to make additional borrowings under the Credit Agreement, which we rely on to fund our operations, and (3) the lenders requiring us to repay our outstanding indebtedness, under the Credit Agreement, which totaled $295 million as of June 30, 2009. There can be no assurance that we will remain in compliance with the financial covenants under the Credit Agreement or, if we are not, that we will obtain the necessary amendments or waivers and, even if we are able to obtain them, such amendments or waivers may subject us to terms materially less favorable to us than those in our current agreement. A discussion of the risks and uncertainties relating to the Credit Agreement and our ability to borrow funds under the Credit Agreement is set forth in “Part II – Item 1A. Risk Factors” and under the heading “Risk Factors” in our 2008 Annual Report on Form 10-K/A.

The SEC is commencing an investigation with respect to the circumstances that led to the restatement. In addition to the SEC investigation, we conducted a separate inquiry, in response to an inquiry from the SEC, into the allocation of chargeable hours. This matter has no impact on billings to our clients, but could impact the timing of when revenue is recognized. Based on our internal inquiry, which is substantially complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC inquiry with respect to the allocation of chargeable hours is ongoing. We intend to cooperate fully with the SEC in its investigation with respect to the circumstances that led to the restatement and its inquiry into the allocation of chargeable hours. In addition, several purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois, which assert claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and contend that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. We intend to defend vigorously the actions. See note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I - Item 1. Consolidated Financial Statements”, “Restatement of Previously-Issued Financial Statements” under “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 1. Legal Proceedings” for a description of these lawsuits. In addition, see “Part II – Item 1A. Risk Factors” and “Risk Factors” in our 2008 Annual Report on Form 10-K/A for a discussion of certain risks and uncertainties relating to the SEC investigation, the SEC inquiry and the private lawsuits and certain other risks and uncertainties that are heightened by the SEC investigation, the SEC inquiry and the private lawsuits.

This Amendment sets forth the Original Filing in its entirety; however, this Amendment only amends disclosures and amounts related to the restatement. The following items in the Original Filing have been amended as a result of the restatement:

•	Part I: Item 1 – Consolidated Financial Statements

Huron Consulting Group Inc.

•	Part I: Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I: Item 4 – Controls and Procedures

•	Part II: Item 1 – Legal Proceedings

•	Part II: Item 1A – Risk Factors

•	Part II: Item 6 – Exhibits

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

This Amendment should be read in conjunction with our amendment to our annual report on Form 10-K for the year ended December 31, 2008 and our filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

This Amendment includes currently-dated certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

Huron Consulting Group Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$9,566	$14,106
Receivables from clients, net	87,496	88,071
Unbilled services, net	47,734	43,111
Income tax receivable	2,882	3,496
Deferred income taxes	14,427	15,708
Prepaid expenses and other current assets	16,172	14,563

Total current assets	178,277	179,055
Property and equipment, net	43,760	44,708
Deferred income taxes	828	2,064
Other non-current assets	14,664	15,722
Intangible assets, net	29,317	32,372
Goodwill	506,544	505,676

Total assets	$773,390	$779,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,547	$6,505
Accrued expenses	22,627	27,361
Accrued payroll and related benefits	29,642	48,374
Accrued consideration for business acquisitions	16,132	60,099
Income tax payable	1,412	2,086
Deferred revenues	20,096	21,208
Current portion of capital lease obligations	416	518

Total current liabilities	97,872	166,151
Non-current liabilities:
Deferred compensation and other liabilities	6,694	5,511
Capital lease obligations, net of current portion	139	204
Bank borrowings	321,500	280,000
Deferred lease incentives	9,076	8,705

Total non-current liabilities	337,409	294,420
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 22,038,006 and 21,387,679 shares issued at March 31, 2009 and December 31, 2008, respectively	204	202
Treasury stock, at cost, 516,375 and 404,357 shares at March 31, 2009 and December 31, 2008, respectively	(28,098)	(21,443)
Additional paid-in capital	282,996	263,485
Retained earnings	83,807	76,731
Accumulated other comprehensive income (loss)	(800)	51

Total stockholders’ equity	338,109	319,026

Total liabilities and stockholders’ equity	$773,390	$779,597

The accompanying notes are an integral part of the consolidated financial statements.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2009	2008
	(Restated)	(Restated)
Revenues and reimbursable expenses:
Revenues	$163,009	$139,394
Reimbursable expenses	14,240	11,613

Total revenues and reimbursable expenses	177,249	151,007
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	102,893	88,464
Intangible assets amortization	1,686	24
Reimbursable expenses	14,300	11,610

Total direct costs and reimbursable expenses	118,879	100,098

Operating expenses:
Selling, general and administrative	34,531	30,162
Depreciation and amortization	5,759	5,138

Total operating expenses	40,290	35,300

Operating income	18,080	15,609
Other income (expense):
Interest expense, net of interest income	(2,733)	(1,833)
Other expense	(471)	(294)

Total other expense	(3,204)	(2,127)

Income before provision for income taxes	14,876	13,482
Provision for income taxes	7,800	10,433

Net income	$7,076	$3,049

Earnings per share:
Basic	$0.36	$0.18
Diluted	$0.35	$0.17

Weighted average shares used in calculating earnings per share:
Basic	19,528	17,372
Diluted	20,252	18,215

The accompanying notes are an integral part of the consolidated financial statements.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008 (Restated)	20,183,908	$202	$(21,443)	$263,485	$76,731	$51	$319,026
Comprehensive income:
Net income	—	—	—	—	7,076	—	7,076
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(336)	(336)
Unrealized loss on cash flow hedging instrument, net of tax	—	—	—	—	—	(515)	(515)

Total comprehensive income							6,225
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	209,984	2	(5,107)	5,105	—	—	—
Exercise of stock options	14,184	—	—	43	—	—	43
Share-based compensation	—	—	—	6,638	—	—	6,638
Shares redeemed for employee tax withholdings	—	—	(1,548)	—	—	—	(1,548)
Income tax benefit on share-based compensation	—	—	—	3,963	—	—	3,963
Capital contributed by selling shareholders of acquired businesses	—	—	—	3,762	—	—	3,762

Balance at March 31, 2009 (Restated)	20,408,076	$204	$(28,098)	$282,996	$83,807	$(800)	$338,109

The accompanying notes are an integral part of the consolidated financial statements.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$7,076	$3,049
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,445	5,162
Share-based compensation	6,638	6,418
Non-cash compensation	3,762	5,020
Allowances for doubtful accounts and unbilled services	(1,261)	651
Deferred income taxes	2,931	(1,487)
Changes in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in receivables from clients	630	(2,823)
Increase in unbilled services	(4,564)	(11,752)
Decrease (increase) in current income tax receivable / payable, net	(49)	2,956
Increase in other assets	(503)	(1,094)
Increase in accounts payable and accrued liabilities	532	1,815
Decrease in accrued payroll and related benefits	(18,838)	(36,697)
(Decrease) increase in deferred revenues	(1,747)	332

Net cash provided by (used in) operating activities	2,052	(28,450)

Cash flows from investing activities:
Purchases of property and equipment, net	(3,598)	(5,530)
Net investment in life insurance policies	(154)	(878)
Purchases of businesses, net of cash acquired	(46,203)	(10,153)

Net cash used in investing activities	(49,955)	(16,561)

Cash flows from financing activities:
Proceeds from exercise of stock options	43	136
Shares redeemed for employee tax withholdings	(1,548)	(5,491)
Tax benefit from share-based compensation	3,963	8,018
Proceeds from borrowings under credit facility	100,500	101,500
Repayments on credit facility	(59,000)	(48,000)
Payments of capital lease obligations	(98)	(214)

Net cash provided by financing activities	43,860	55,949

Effect of exchange rate changes on cash	(497)	346

Net (decrease) increase in cash and cash equivalents	(4,540)	11,284
Cash and cash equivalents at beginning of the period	14,106	2,993

Cash and cash equivalents at end of the period	$9,566	$14,277

The accompanying notes are an integral part of the consolidated financial statements.

Huron Consulting Group Inc.

1.	Description of Business

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

The accompanying unaudited consolidated financial statements reflect our results of operations and cash flows for the three months ended March 31, 2009 and 2008, which have been restated as described in note “3. Restatement of Previously-Issued Financial Statements.” These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in Amendment No. 1 on Form 10-K/A. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3.	Restatement of Previously-Issued Financial Statements

In this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q originally filed with the SEC on April 30, 2009, we are restating the following previously-issued financial statements:

•	Our consolidated balance sheets as of March 31, 2009 and December 31, 2008;

•	Our consolidated statements of income for the three months ended March 31, 2009 and 2008;

•	Our consolidated statement of stockholders’ equity for the three months ended March 31, 2009; and

•	Our consolidated statements of cash flows for the three months ended March 31, 2009 and 2008.

In addition, we are contemporaneously filing an amendment to our annual report on Form 10-K for the year ended December 31, 2008, originally filed with the SEC on February 24, 2009, to restate our financial statements for the years ended December 31, 2008, 2007 and 2006. The restatement relates to four businesses that we acquired between 2005 and 2007 (the “Acquired Businesses”). Pursuant to the purchase agreements for each of these acquisitions, payments were made by us to the selling shareholders (1) upon closing of the transaction, (2) in some cases, upon the Acquired Businesses achieving specific financial performance targets over a number of years (“earn-outs”), and (3) in one case, upon the buy-out of an obligation to make earn-out payments. These payments are collectively referred to as “acquisition-related payments.”

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

Huron Consulting Group Inc.

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

Based on the results of the Company’s inquiry into the acquisition-related payments to date and the agreement amendments described below, we currently anticipate that future earn-outs will only be accounted for as additional purchase consideration and not also as non-cash compensation expense. Effective August 1, 2009, the selling shareholders of two of the Acquired Businesses each amended certain agreements related to the earn-outs to provide that future earn-outs will be

Huron Consulting Group Inc.

distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date we acquired the business with no required continuing employment, and no further Shareholder Payments or Employee Payments will be made. However, there can be no assurance that additional information will not be discovered that will require future acquisition-related payments pertaining to the Acquired Businesses to continue to be accounted for as non-cash compensation expense, which would be material to our results of operations through 2011. The earn-out payments for one of the Acquired Businesses are payable through March 31, 2010, and the earn-out payments for a second Acquired Business are payable through December 31, 2011. There are no additional earn-out obligations related to the other two Acquired Businesses.

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

Huron Consulting Group Inc.

As a result of the correction of the non-tax deductible errors related to the accounting for the acquisition-related payments, we recalculated our provision for income taxes for each of the quarterly periods using the annual effective income tax rate method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” As such, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. However, there is no change to our provision for income taxes or our tax accounts on an annual basis. While the correction of these errors significantly reduced our net income and earnings per share for each of the affected periods, it had no effect on our total assets, total liabilities, or total stockholders’ equity on an annual basis. Further, the correction of these errors had no effect on our net cash flows. The table below summarizes the impact of the restatement on our consolidated statements of income for the three months ended March 31, 2009 and 2008 (in thousands, except earnings per share).

	Three Months Ended March 31,
	2009	2008
Shareholder Payments	$3,684	$3,681
Employee Payments	78	1,339

Total Non-cash Compensation Expense	$3,762	$5,020

Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$3,762	$5,020
Increase (Decrease) in Provision for Income Taxes	$(587)	$2,144
Decrease in Net Income	$(3,175)	$(7,164)
Decrease in Basic Earnings Per Share	$(0.16)	$(0.41)
Decrease in Diluted Earnings Per Share	$(0.16)	$(0.39)

The tables below present the effects of the restatement on our previously-issued consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Balance Sheets

	(Unaudited) As of March 31, 2009			As of December 31, 2008
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$9,566		$9,566	$14,106		$14,106
Receivables from clients, net	87,496		87,496	88,071		88,071
Unbilled services, net	47,734		47,734	43,111		43,111
Income tax receivable	2,295	587	2,882	3,496		3,496
Deferred income taxes	14,427		14,427	15,708		15,708
Prepaid expenses and other current assets	16,172		16,172	14,563		14,563

Total current assets	177,690	587	178,277	179,055	—	179,055
Property and equipment, net	43,760		43,760	44,708		44,708
Deferred income taxes	828		828	2,064		2,064
Other non-current assets	14,664		14,664	15,722		15,722
Intangible assets, net	29,317		29,317	32,372		32,372
Goodwill	506,544		506,544	505,676		505,676

Total assets	$772,803	587	$773,390	$779,597	—	$779,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,547		$7,547	$6,505		$6,505
Accrued expenses	22,627		22,627	27,361		27,361
Accrued payroll and related benefits	29,642		29,642	48,374		48,374
Accrued consideration for business acquisitions	16,132		16,132	60,099		60,099
Income tax payable	1,412		1,412	2,086		2,086
Deferred revenues	20,096		20,096	21,208		21,208
Note payable and current portion of capital lease obligations	416		416	518		518

Total current liabilities	97,872	—	97,872	166,151	—	166,151
Non-current liabilities:
Deferred compensation and other liabilities	6,694		6,694	5,511		5,511
Capital lease obligations, net of current portion	139		139	204		204
Bank borrowings	321,500		321,500	280,000		280,000
Deferred lease incentives	9,076		9,076	8,705		8,705

Total non-current liabilities	337,409	—	337,409	294,420	—	294,420
Commitments and contingencies	—		—	—		—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized	204		204	202		202
Treasury stock, at cost	(28,098)		(28,098)	(21,443)		(21,443)
Additional paid-in capital	227,213	55,783	282,996	211,464	52,021	263,485
Retained earnings	139,003	(55,196)	83,807	128,752	(52,021)	76,731
Accumulated other comprehensive income (loss)	(800)		(800)	51		51

Total stockholders’ equity	337,522	587	338,109	319,026	—	319,026

Total liabilities and stockholders’ equity	$772,803	587	$773,390	$779,597	—	$779,597

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Income (Unaudited)

	Three months ended March 31, 2009			Three months ended March 31, 2008
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues and reimbursable expenses:
Revenues	$163,009		$163,009	$139,394		$139,394
Reimbursable expenses	14,240		14,240	11,613		11,613

Total revenues and reimbursable expenses	177,249	—	177,249	151,007	—	151,007

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	99,131	3,762	102,893	83,444	5,020	88,464
Intangible assets amortization	1,686		1,686	24		24
Reimbursable expenses	14,300		14,300	11,610		11,610

Total direct costs and reimbursable expenses	115,117	3,762	118,879	95,078	5,020	100,098

Operating expenses:
Selling, general and administrative	34,531		34,531	30,162		30,162
Depreciation and amortization	5,759		5,759	5,138		5,138

Total operating expenses	40,290	—	40,290	35,300	—	35,300

Operating income	21,842	(3,762)	18,080	20,629	(5,020)	15,609

Other income (expense):
Interest income (expense), net	(2,733)		(2,733)	(1,833)		(1,833)
Other income (expense)	(471)		(471)	(294)		(294)

Total other expense	(3,204)	—	(3,204)	(2,127)	—	(2,127)

Income before provision for income taxes	18,638	(3,762)	14,876	18,502	(5,020)	13,482
Provision for income taxes	8,387	(587)	7,800	8,289	2,144	10,433

Net income	$10,251	(3,175)	$7,076	$10,213	(7,164)	$3,049

Earnings per share:
Basic	$0.52	(0.16)	$0.36	$0.59	(0.41)	$0.18
Diluted	$0.51	(0.16)	$0.35	$0.56	(0.39)	$0.17

Weighted average shares used in calculating earnings per share:
Basic	19,528	—	19,528	17,372	—	17,372
Diluted	20,252	—	20,252	18,215	—	18,215

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2009			Three months ended March 31, 2008
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$10,251	(3,175)	$7,076	$10,213	(7,164)	$3,049
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,445		7,445	5,162		5,162
Share-based compensation	6,638		6,638	6,418		6,418
Non-cash compensation	—	3,762	3,762	—	5,020	5,020
Allowances for doubtful accounts and unbilled services	(1,261)		(1,261)	651		651
Deferred income taxes	2,931		2,931	(1,487)		(1,487)
Change in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in receivables from clients	630		630	(2,823)		(2,823)
Increase in unbilled services	(4,564)		(4,564)	(11,752)		(11,752)
Decrease (increase) in income tax receivable/payable, net	538	(587)	(49)	812	2,144	2,956
Increase in other assets	(503)		(503)	(1,094)		(1,094)
Increase in accounts payable and accrued liabilities	532		532	1,815		1,815
Decrease in accrued payroll and related benefits	(18,838)		(18,838)	(36,697)		(36,697)
Increase (decrease) in deferred revenues	(1,747)		(1,747)	332		332

Net cash provided by (used in) operating activities	2,052	—	2,052	(28,450)	—	(28,450)

Cash flows from investing activities:
Purchases of property and equipment, net	(3,598)		(3,598)	(5,530)		(5,530)
Net investment in life insurance policies	(154)		(154)	(878)		(878)
Purchases of businesses, net of cash acquired	(46,203)		(46,203)	(10,153)		(10,153)

Net cash used in investing activities	(49,955)	—	(49,955)	(16,561)	—	(16,561)

Cash flows from financing activities:
Proceeds from exercise of stock options	43		43	136		136
Shares redeemed for employee tax withholdings	(1,548)		(1,548)	(5,491)		(5,491)
Tax benefit from share-based compensation	3,963		3,963	8,018		8,018
Proceeds from borrowings under line of credit	100,500		100,500	101,500		101,500
Repayments on line of credit	(59,000)		(59,000)	(48,000)		(48,000)
Principal payment of notes payable and capital lease obligations	(98)		(98)	(214)		(214)

Net cash provided by financing activities	43,860	—	43,860	55,949	—	55,949

Effect of exchange rate changes on cash	(497)	—	(497)	346	—	346

Net increase (decrease) in cash and cash equivalents	(4,540)		(4,540)	11,284		11,284
Cash and cash equivalents at beginning of the period	14,106		14,106	2,993		2,993

Cash and cash equivalents at end of the period	$9,566	—	$9,566	$14,277	—	$14,277

Huron Consulting Group Inc.

4.	New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. This statement retains the purchase method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact on us include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which requires an acquirer to recognize at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value can be determined on the date of acquisition. We adopted SFAS No. 141R on a prospective basis effective beginning on January 1, 2009. For business combinations completed on or subsequent to the adoption date, the application of this statement may have a significant impact on our financial statements, the magnitude of which will depend on the specific terms and conditions of the transactions.

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

5.	Business Combination

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

Huron Consulting Group Inc.

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

Three Months Ended March 31, 2008
(Restated)
Revenues, net of reimbursable expenses	$172,445
Operating income	$28,132
Income before provision for income taxes	$23,937
Net income	$9,217
Earnings per share:
Basic	$0.51
Diluted	$0.48

The above unaudited pro forma financial data are not necessarily indicative of the results that would have been achieved if the acquisition had occurred on the date indicated, nor are they necessarily indicative of future results.

Huron Consulting Group Inc.

6.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2009.

	Health and Education Consulting	Accounting and Financial Consulting	Legal Consulting	Corporate Consulting	Total
Balance as of December 31, 2008	$341,752	$73,341	$17,456	$73,127	$505,676
Additional purchase price subsequently recorded for business combinations	288	—	601	(21)	868

Balance as of March 31, 2009	$342,040	$73,341	$18,057	$73,106	$506,544

Intangible assets as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$5,650	$5,525	$5,650	$4,800
Customer relationships	21,250	9,339	21,250	8,423
Non-competition agreements	12,473	4,121	12,473	3,558
Tradename	3,400	992	3,400	652
Technology and software	8,275	1,754	8,275	1,243

Total	$51,048	$21,731	$51,048	$18,676

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

	Three Months Ended March 31,
	2009	2008
	(Restated)	(Restated)

Net income	$7,076	$3,049

Weighted average common shares outstanding – basic	19,528	17,372
Weighted average common stock equivalents	724	843

Weighted average common shares outstanding – diluted	20,252	18,215

Basic earnings per share	$0.36	$0.18

Diluted earnings per share	$0.35	$0.17

Huron Consulting Group Inc.

There were approximately 708,200 and 217,600 anti-dilutive securities for the three months ended March 31, 2009 and 2008, respectively.

8.	Borrowings

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

Huron Consulting Group Inc.

9.	Derivative Instrument and Hedging Activity

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $100.0 million of the total variable-rate borrowings outstanding described above in note “8. Borrowings.” Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 1.715%. This swap effectively converted $100.0 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2009 and through February 23, 2012.

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

10.	Fair Value of Financial Instruments

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

Huron Consulting Group Inc.

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

11.	Comprehensive Income

The table below sets forth the components of comprehensive income for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
			(Restated)			(Restated)
Net income			$7,076			$3,049
Other comprehensive income (loss):
Foreign currency translation adjustment	$(252)	$(84)	(336)	$346	$—	346
Unrealized loss on cash flow hedging instrument	(867)	352	(515)	—	—	—

Comprehensive income (loss)	$(1,119)	$268	$6,225	$346	$—	$3,395

12.	Commitments and Contingencies

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

Huron Consulting Group Inc.

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

See note “3. Restatement of Previously-Issued Financial Statements” for a discussion of the SEC investigation initiated, and the purported shareholder class action complaints filed, in connection with the restatement.

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

13.	Segment Information

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

Huron Consulting Group Inc.

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

Huron Consulting Group Inc.

	Three Months Ended March 31,
	2009	2008
	(Restated)	(Restated)
Health and Education Consulting:
Revenues	$93,557	$51,088
Operating income	$34,495	$19,345
Segment operating income as a percent of segment revenues	36.9%	37.9%
Accounting and Financial Consulting:
Revenues	$24,440	$38,811
Operating income	$1,716	$8,362
Segment operating income as a percent of segment revenues	7.0%	21.5%
Legal Consulting:
Revenues	$22,868	$25,223
Operating income	$3,241	$6,587
Segment operating income as a percent of segment revenues	14.2%	26.1%
Corporate Consulting:
Revenues	$22,144	$24,272
Operating income	$7,859	$8,371
Segment operating income as a percent of segment revenues	35.5%	34.5%
Total Company:
Revenues	$163,009	$139,394
Reimbursable expenses	14,240	11,613

Total revenues and reimbursable expenses	$177,249	$151,007

Statement of operations reconciliation:
Segment operating income	$47,311	$42,665
Charges not allocated at the segment level:
Other selling, general and administrative expenses	23,472	21,918
Depreciation and amortization expense	5,759	5,138
Other expense, net	3,204	2,127

Income before provision for income taxes	$14,876	$13,482

Huron Consulting Group Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q/A, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Amendment, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “assumes,” “can,” “considers,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” or “continues”. Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the SEC investigation and related Company inquiries with respect to the circumstances that led to the restatement, (iii) the SEC and related Company inquiries into the allocation of chargeable hours, (iv) the Company’s projected accounting treatment for acquisition-related payments after August 1, 2009, and (v) management’s assessment of the Company’s internal control over financial reporting and any required remediation. In addition, these forward-looking statements reflect our current expectation about our future results, levels of activity, performance, or achievements, including without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions, including those in the credit markets, do not continue to deteriorate substantially. These statements involve known and unknown risks, uncertainties and other factors, including among others, those described under “Part II – Item 1A. Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. See “Risk Factors” in our 2008 Annual Report on Form 10-K/A for a complete description of the material risks we face. Forward-looking statements reflect the Company’s expectations, estimates, projections and assumptions as of the date of the Original Filing (other than with respect to the restatement and the inquiry by the Company and the SEC into the allocation of chargeable hours), and such forward-looking statements should be read in their historical context and in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing, including any amendments to these filings.

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

Huron Consulting Group Inc.

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

Huron Consulting Group Inc.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimate of work completed to-date versus the total services to be provided under the engagement. For the three months ended March 31, 2009 and 2008, fixed-fee engagements represented 41.4% and 27.2% of our revenues, respectively. The increase partly resulted from our acquisition of Stockamp & Associates, Inc. in July 2008, which primarily has fixed-fee engagements.

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

Huron Consulting Group Inc.

To expand our business, we will remain focused on growing our existing relationships and developing new relationships, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and continue to acquire complementary businesses. Additionally, we intend to enhance our visibility in the marketplace by continuing to build our brand.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K/A for the year ended December 31, 2008. There have been no material changes to our critical accounting policies during the first quarter of 2009.

RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS

The discussion of our financial condition and results of operations below has been restated to reflect adjustments made to our consolidated financial statements for the three months ended March 31, 2009 and 2008. We are also contemporaneously filing an amendment to our annual report on Form 10-K for the year ended December 31, 2008 to restate our financial statements for the years ended December 31, 2008, 2007 and 2006. The results of operations below should be read in conjunction with Amendment No. 1 on Form 10-K/A.

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

Huron Consulting Group Inc.

This inquiry resulted in the discovery that the selling shareholders of the Acquired Businesses made one or both of the following types of payments:

1)	The selling shareholders redistributed portions of their acquisition-related payments among themselves in amounts that were not consistent with their ownership interests on the date we acquired the business (“Shareholder Payments”). These Shareholder Payments were dependent, in part, on continuing employment with the Company or on the achievement of personal performance measures.

2)	The selling shareholders redistributed portions of their acquisition-related payments to certain of our employees who were not selling shareholders of the Acquired Businesses (“Employee Payments”). These Employee Payments were dependent on continuing employment with the Company or on the achievement of personal performance measures. The Company employees who received the Employee Payments were client-serving and administrative employees of the respective Acquired Businesses at the date such businesses were acquired by the Company as well as similar employees hired by or assigned to the respective Acquired Businesses after the date of such acquisitions.

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

Huron Consulting Group Inc.

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

Based on the results of the Company’s inquiry into the acquisition-related payments to date and the agreement amendments described below, we currently anticipate that future earn-outs will only be accounted for as additional purchase consideration and not also as non-cash compensation expense. Effective August 1, 2009, the selling shareholders of two of the Acquired Businesses each amended certain agreements related to the earn-outs to provide that future earn-outs will be distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date we acquired the business with no required continuing employment, and no further Shareholder Payments or Employee Payments will be made. We expect to recognize approximately $4.5 million of additional non-cash compensation expense from April 2009 through July 2009 related to Shareholder Payments and Employee Payments for that period. In addition, we expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods, which we currently estimate to be no more than $4 million in each of 2009, 2010 and 2011. However, there can be no assurance that additional information will not be discovered that will require future acquisition-related payments pertaining to the Acquired Businesses to continue to be accounted for as non-cash compensation expense, which would be material to our results of operations through 2011. The earn-out payments for one of the Acquired Businesses are payable through March 31, 2010, and the earn-out payments for a second Acquired Business are payable through December 31, 2011. There are no additional earn-out obligations related to the other two Acquired Businesses. Additionally, as a result of the impact that our restatement may have on our business, we expect to incur a moderate increase in cash compensation expense to retain our top-performing employees. We also expect an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of chargeable hours, the restatement, the SEC investigation with respect to the circumstances that led to the restatement, the SEC inquiry into the allocation of chargeable hours and the private shareholder class action lawsuits in respect of the restatement.

As a result of the correction of these non-tax deductible errors, we recalculated our provision for income taxes for each of the quarterly periods using the annual effective income tax rate method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” As such, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. However, there is no change to our provision for income taxes or our tax accounts on an annual basis. While the correction of these errors significantly reduced our net income and earnings per share for each of the affected periods, it had no effect on our total assets, total liabilities, or total stockholders’ equity on an annual basis. Further, the correction of these errors had no effect on our net cash flows. The tables below summarize the impact of the restatement on our consolidated statements of income for the three months ended March 31, 2009 and 2008 (in thousands, except earnings per share). The effects of the restatement, including the tax adjustments, are further presented in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I - Item 1. Consolidated Financial Statements.”

Huron Consulting Group Inc.

	Three Months Ended March 31,
(Unaudited)	2009	2008
Shareholder Payments	$3,684	$3,681
Employee Payments	78	1,339

Total Non-cash Compensation Expense	$3,762	$5,020

Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$3,762	$5,020
Increase (Decrease) in Provision for Income Taxes	$(587)	$2,144
Decrease in Net Income	$(3,175)	$(7,164)
Decrease in Basic Earnings Per Share	$(0.16)	$(0.41)
Decrease in Diluted Earnings Per Share	$(0.16)	$(0.39)

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

On July 31, 2009, immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day next following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in the price of our common stock, we expect to engage in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009. If following such analysis we are required to record a non-cash goodwill impairment charge, we may not be in compliance with the financial covenants in the Credit Agreement. In the absence of an amendment or waiver from our lenders, failure to comply with such covenants may result in (1) a default interest rate of 2% being charged in addition to the interest rate as determined under the Credit Agreement on all of our outstanding indebtedness under the Credit Agreement, (2) our not being able to make additional borrowings under the Credit Agreement, which we rely on to fund our operations, and (3) the lenders requiring us to repay our outstanding indebtedness under the Credit Agreement, which totaled $295 million as of June 30, 2009. There can be no assurance that we will remain in compliance with the financial covenants under the Credit Agreement or, if we are not, that we will obtain the necessary amendments or waivers and, even if we are able to obtain them, such amendments or waivers may subject us to terms materially less favorable to us than those in our current agreement. Such amended terms could expose us to significant risks related to increased interest rates, may require us to dedicate a larger portion of our cash from operations to service indebtedness and may limit our ability to obtain additional funding under the Credit Agreement. A discussion of the risks and uncertainties relating to the Credit Agreement and our ability to borrow funds under the Credit Agreement is set forth in “Part II – Item 1A. Risk Factors” and under the heading “Risk Factors” in our 2008 Annual Report on Form 10-K/A.

The SEC is commencing an investigation with respect to the circumstances that led to the restatement. In addition to the SEC investigation, we conducted a separate inquiry, in response to an inquiry from the SEC, into the allocation of chargeable hours. This matter has no impact on billings to our clients, but could impact the timing of when revenue is recognized. Based on our internal inquiry, which is substantially complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC inquiry with respect to the allocation of chargeable hours is ongoing. We intend to cooperate fully with the SEC in its investigation with respect to the circumstances that led to the restatement and its inquiry into the allocation of chargeable hours. In addition, several purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois, which assert claims under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and contend that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. We intend to defend vigorously the actions. See note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I – Item 1. Consolidated Financial Statements” and “Part II – Item 1. Legal Proceedings” for a description of these lawsuits.

Huron Consulting Group Inc.

Given the uncertain nature of the SEC investigation with respect to the circumstances that led to the restatement, the SEC inquiry into the allocation of chargeable hours and the private shareholder class action lawsuits in respect of the restatement, and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the SEC investigation, the SEC inquiry and the private lawsuits, we are unable to predict the ultimate outcome of the SEC investigation, the SEC inquiry or the private lawsuits, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the SEC investigation, the SEC inquiry or the private lawsuits. Any such liability could be material. See “Part II – Item 1A. Risk Factors” and “Risk Factors” in our 2008 Annual Report on Form 10-K/A for a discussion of certain risks and uncertainties relating to the SEC investigation, the SEC inquiry and the private lawsuits and certain other risks and uncertainties that are heightened by the SEC investigation, the SEC inquiry and the private lawsuits.

RESULTS OF OPERATIONS

The tables below summarize the impact of the restatement on segment operating income and segment operating margin for the three months ended March 31, 2009 and 2008 (in thousands). The restatement had no impact on segment revenues and consolidated revenues.

Three Months Ended March 31, 2009	Health and Education Consulting	Accounting & Financial Consulting	Legal Consulting	Corporate Consulting	Total
Revenues before reimbursable	$93,557	$24,440	$22,868	$22,144	$163,009

Operating income – As reported	$37,129	$2,528	$3,241	$8,175	$51,073
Adjustments (1)	(2,634)	(812)	—	(316)	(3,762)

Operating income – As restated	$34,495	$1,716	$3,241	$7,859	$47,311

Operating margin – As reported	39.7%	10.3%	14.2%	36.9%
Adjustments (1)	(2.8%)	(3.3%)	—	(1.4%)

Operating margin – As restated	36.9%	7.0%	14.2%	35.5%

Three Months Ended March 31, 2008	Health and Education Consulting	Accounting & Financial Consulting	Legal Consulting	Corporate Consulting	Total
Revenues before reimbursable	$51,088	$38,811	$25,223	$24,272	$139,394

Operating income – As reported	$22,132	$9,589	$6,587	$9,377	$47,685
Adjustments (1)	(2,787)	(1,227)	—	(1,006)	(5,020)

Operating income – As restated	$19,345	$8,362	$6,587	$8,371	$42,665

Operating margin – As reported	43.3%	24.7%	26.1%	38.6%
Adjustments (1)	(5.4%)	(3.2%)	—	(4.1%)

Operating margin – As restated	37.9%	21.5%	26.1%	34.5%

(1)	Consists of non-cash compensation expense representing Shareholder Payments and Employee Payments described above under “Restatement of Previously-Issued Financial Statements.”

Huron Consulting Group Inc.

The table below sets forth restated selected segment and consolidated operating results for the periods indicated, as well as other operating data, which was not affected by the restatement. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

	Three Months Ended March 31,
	2009	2008
	(Restated)	(Restated)
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Health and Education Consulting	$93,557	$51,088
Accounting and Financial Consulting	24,440	38,811
Legal Consulting	22,868	25,223
Corporate Consulting	22,144	24,272

Total revenues	163,009	139,394
Reimbursable expenses	14,240	11,613

Total revenues and reimbursable expenses	$177,249	$151,007

Operating income:
Health and Education Consulting	$34,495	$19,345
Accounting and Financial Consulting	1,716	8,362
Legal Consulting	3,241	6,587
Corporate Consulting	7,859	8,371

Total segment operating income	47,311	42,665
Operating expenses not allocated to segments	29,231	27,056

Total operating income	$18,080	$15,609

Huron Consulting Group Inc.

	Three Months Ended March 31,
	2009	2008
Other Operating Data:

Number of full-time billable consultants (at period end) (1):
Health and Education Consulting	912	466
Accounting and Financial Consulting	294	364
Legal Consulting	161	175
Corporate Consulting	167	229

Total	1,534	1,234

Average number of full-time billable consultants (for the period) (1):
Health and Education Consulting	919	458
Accounting and Financial Consulting	301	370
Legal Consulting	162	178
Corporate Consulting	169	231

Total	1,551	1,237

Full-time billable consultant utilization rate (2):
Health and Education Consulting	78.1%	78.1%
Accounting and Financial Consulting	50.6%	51.8%
Legal Consulting	53.7%	57.9%
Corporate Consulting	73.8%	65.2%
Total	69.7%	65.0%

Full-time billable consultant average billing rate per hour (3):
Health and Education Consulting	$245	$269
Accounting and Financial Consulting	$253	$268
Legal Consulting	$233	$234
Corporate Consulting	$362	$329
Total	$259	$276

Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$92	$103
Accounting and Financial Consulting	$61	$66
Legal Consulting	$57	$64
Corporate Consulting	$124	$103
Total	$86	$86

Average number of full-time equivalents (for the period) (4):
Health and Education Consulting	97	38
Accounting and Financial Consulting	104	239
Legal Consulting	503	468
Corporate Consulting	9	8
Total	713	753

Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$95	$104
Accounting and Financial Consulting	$59	$61
Legal Consulting	$27	$30
Corporate Consulting	$135	$70
Total	$42	$44

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(2)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

Huron Consulting Group Inc.

(4)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

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

Total Direct Costs

Our direct costs increased $14.4 million, or 16.3%, to $102.9 million in the first three months of 2009 from $88.5 million in the first three months of 2008. Approximately $11.1 million of the increase was attributable to the increase in the average number of revenue-generating professionals and the promotion of our employees during the year, including 17 to the managing director level effective January 1, 2009, and their related salaries and benefits costs. Additionally, $3.4 million of the increase in direct costs was attributable to an increased usage of independent contractors, in particular within our Health and Education Consulting segment. Share-based compensation expense associated with our revenue-generating professionals increased $0.2 million, or 5.0%, to $4.2 million in the first quarter of 2009 from $4.0 million in the first quarter of 2008. Additionally, we recorded non-cash compensation expense totaling $3.8 million and $5.0 million during the first quarter of 2009 and 2008, respectively, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.”

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

Huron Consulting Group Inc.

Operating Income

Operating income increased $2.5 million, or 15.8%, to $18.1 million in the first quarter of 2009 from $15.6 million in the first quarter of 2008. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 11.1% in the three months ended March 31, 2009 from 11.2% in the three months ended March 31, 2008. The decline in operating margin was attributable to higher total compensation cost as a percentage of revenues, coupled with an increase in amortization expense as described above, largely offset by a decrease in non-cash compensation expense. Non-cash compensation expense totaling $3.8 million in the first quarter of 2009 and $5.0 million in the first quarter of 2008, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” reduced our operating margin by 230 basis points in the first quarter of 2009 and 360 basis points in the first quarter of 2008.

As described above under “Restatement of Previously-Issued Financial Statements,” no further Shareholder Payments or Employee Payments will be made as a result of amendments to the agreements among the selling shareholders effective August 1, 2009. We expect to recognize approximately $4.5 million of additional non-cash compensation expense from April 2009 through July 2009 related to Shareholder Payments and Employee Payments for that period. In addition, we expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods, which we currently estimate to be no more than $4 million in each of 2009, 2010 and 2011. However, there can be no assurance that additional information will not be discovered that will require future acquisition-related payments pertaining to the Acquired Businesses to continue to be accounted for as non-cash compensation expense, which would be material to our results of operations through 2011. Additionally, as a result of the impact that our restatement may have on our business, we expect to incur a moderate increase in cash compensation expense to retain our top-performing employees. We also expect an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of chargeable hours, the restatement, the SEC investigation with respect to the circumstances that led to the restatement, the SEC inquiry into the allocation of chargeable hours and the private shareholder class action lawsuits in respect of the restatement.

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

Provision for Income Taxes

Our effective income tax rate decreased to 52.4% for the first quarter of 2009 from 77.4% for the first quarter of 2008. The lower effective income tax rate in 2009 was primarily attributable to lower non-cash compensation expense, which is not tax deductible because the Shareholder Payments and Employee Payments resulting in the non-cash compensation expense were not made by us.

Net Income

Net income increased $4.1 million, or 132.1%, to $7.1 million for the three months ended March 31, 2009 from $3.0 million for the same period last year, primarily due to lower non-cash compensation expense totaling $3.8 million in the first quarter of 2009 compared to $5.0 million in the first quarter of 2008, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” coupled with a lower effective income tax rate as described above. Diluted earnings per share

Huron Consulting Group Inc.

for the first quarter of 2009 was $0.35 compared to $0.17 for the first quarter of 2008. The increase in earnings per share was attributable to lower non-cash compensation expense, partially offset by the dilutive impact of the shares issued in connection with prior business acquisitions. Non-cash compensation expense reduced diluted earnings per share by $0.19 and $0.27 in the first quarter of 2009 and 2008, respectively.

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

Operating Income

Health and Education Consulting segment operating income increased $15.2 million, or 78.3%, to $34.5 million in the three months ended March 31, 2009 from $19.3 million in the three months ended March 31, 2008. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 36.9% for the first quarter of 2009 from 37.9% in the same period last year. The decline in this segment’s operating margin was attributable to higher total compensation cost and amortization expense as a percentage of revenues, as well as severance charges totaling $0.7 million in the first quarter of 2009, partially offset by lower non-cash compensation expense. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $2.6 million and $2.8 million in the first quarter of 2009 and 2008, respectively, and reduced this segment’s operating margin by 280 basis points and 540 basis points in the first quarter of 2009 and 2008, respectively.

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

Operating Income

Accounting and Financial Consulting segment operating income decreased $6.7 million, or 79.5%, to $1.7 million in the three months ended March 31, 2009 from $8.4 million in the three months ended March 31, 2008. Segment operating margin decreased to 7.0% for the first quarter of 2009 from 21.5% in the same period last year. The decrease in this segment’s operating margin was attributable to higher total compensation cost as a percentage of

Huron Consulting Group Inc.

revenues, as well as severance charges totaling $0.7 million in the first quarter of 2009. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Accounting and Financial Consulting segment totaled $0.8 million and $1.2 million in the first quarter of 2009 and 2008, respectively, and reduced this segment’s operating margin by 330 basis points and 320 basis points in the first quarter of 2009 and 2008, respectively.

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

Operating Income

Corporate Consulting segment operating income decreased $0.5 million, or 6.1%, to $7.9 million in the three months ended March 31, 2009 from $8.4 million in the three months ended March 31, 2008. Segment operating margin increased to 35.5% for the first quarter of 2009 from 34.5% in the same period last year. The increase in this segment’s operating margin reflects lower non-cash compensation expense, partially offset by higher cash-compensation cost as a percentage of revenues. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Corporate Consulting segment totaled $0.3 million and $1.0 million in the first quarter of 2009 and 2008, respectively, and reduced this segment’s operating margin by 140 basis points and 410 basis points in the first quarter of 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $4.5 million, from $14.1 million at December 31, 2008 to $9.6 million at March 31, 2009. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Huron Consulting Group Inc.

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

Under the credit agreement, dividends are restricted to an amount up to $10.0 million per fiscal year plus 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions need to be approved by the lenders. The credit agreement includes quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.50 to 1.00 and a maximum leverage ratio of 3.25 to 1.00, as those ratios are defined in the credit agreement. At March 31, 2009, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.00 to 1.00 and a leverage ratio of 2.40 to 1.00.

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

See above under the heading “Restatement of Previously-Issued Financial Statements” in this “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I - Item 1. Consolidated Financial Statements” and “Part II – Item 1A. Risk Factors” for a discussion of certain matters related to the Credit Agreement and our borrowings thereunder in light of the restatement.

Huron Consulting Group Inc.

On March 20, 2009, we entered into an interest rate swap agreement. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for further details.

Future Needs

Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which will require investment in new hires, acquisitions of complementary businesses, expansion into other geographic areas, and capital expenditures for information technology, office space, furniture and fixtures, as well as leasehold improvements. In connection with our past business acquisitions, we are required under earn-out provisions to pay additional purchase consideration to the sellers if specific financial performance targets are met. We also have cash needs to service our credit facility and repay our term loan. Further, we have other cash commitments relating to other future contractual obligations. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets, which declined significantly during 2008 and may continue to decline in 2009. As discussed under the heading “Restatement of Previously-Issued Financial Statements” in this “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I - Item 1. Consolidated Financial Statements”, we expect to engage in an impairment analysis with respect to the carrying value of our goodwill in connection with the significant decline in the price of our common stock since our July 31, 2009 announcement of our intention to restate our financial statements, which analysis could result in our not being in compliance with the financial covenants under the Credit Agreement.

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

Huron Consulting Group Inc.

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

Huron Consulting Group Inc.

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

Huron Consulting Group Inc.

ITEM 4.	CONTROLS AND PROCEDURES

Background

As discussed in the “Explanatory Note to Amendment No. 1” to this Amendment, in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I – Item 1. Consolidated Financial Statements,” we are amending our quarterly report on Form 10-Q/A for the period ended March 31, 2009 (the “Original Filing”) to restate our consolidated balance sheets as of March 31, 2009 and December 31, 2008, our consolidated statements of income and cash flows for the three months ended March 31, 2009 and 2008, and our consolidated statements of stockholders’ equity for the three months ended March 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

In the Original Filing, our management, with the participation of the Company’s then Chief Executive Officer and then Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on that evaluation, our then Chief Executive Officer and then Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act. Based on that evaluation, they further concluded that such information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement described above, our management, with the participation of our current Chief Executive Officer and current Chief Financial Officer, each of whom was appointed on July 31, 2009, reevaluated our initial conclusion. Based on that reevaluation and solely as a result of the material weakness in our internal control over financial reporting described below, we concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

As discussed below, we have identified a material weakness in our internal control over financial reporting related to our accounting for certain acquisition-related payments received by the selling shareholders of specific businesses we acquired that were subsequently redistributed by the selling shareholders among themselves and to other select Huron employees. As a result of our identification of such material weakness, we performed substantial additional procedures to determine how such acquisition-related payments were redistributed among such selling shareholders and to such employees and to reconcile such redistribution with our underlying records. We also engaged in a related analysis of our underlying records and our financial statements in light of the redistribution of the acquisition-related payments to determine the completeness and accuracy of our underlying records and our financial statements with respect to such redistribution. These procedures and our related analysis were undertaken to identify the accounting adjustments required with respect to the redistribution of such acquisition-related payments by the selling shareholders to ensure that our consolidated financial statements included in this Amendment could be presented in accordance with GAAP.

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

Huron Consulting Group Inc.

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

This failure to correctly account for the redistribution of such acquisition-related payments resulted in misstatements in our consolidated financial statements for the quarter ended March 31, 2009 and for the years ended December 31, 2008, 2007 and 2006, including the quarterly periods in each of these years, that were not prevented or detected as more fully described in the “Explanatory Note to Amendment No. 1” to this Amendment and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I – Item 1. Consolidated Financial Statements.” This control deficiency could result in a material misstatement of direct costs, total direct costs and reimbursable expenses, operating income, income before provision for income taxes, net income, earnings per share, additional paid-in-capital and retained earnings that could result in a material misstatement of the Company’s annual and interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described in our 2008 Annual Report on Form 10-K/A, we have engaged in and continue to engage in significant efforts to address the material weakness in our internal control over financial reporting, and it is our goal to remediate the material weakness as soon as practicable.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Huron Consulting Group Inc.

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

Given the uncertain nature of the SEC investigation with respect to the circumstances that led to the restatement, the SEC inquiry into the allocation of chargeable hours and the private shareholder class action lawsuits in respect of the restatement, and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the SEC investigation, the SEC inquiry and the private lawsuits, we are unable to predict the ultimate outcome of the SEC investigation, the SEC inquiry or the private lawsuits, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the SEC investigation, the SEC inquiry or the private lawsuits. Any such liability could be material. See “Part II – Item 1A. Risk Factors” and “Risk Factors” in our 2008 Annual Report on Form 10-K/A for a discussion of certain risks and uncertainties relating to the SEC investigation, the SEC inquiry and the private lawsuits and certain other risks and uncertainties that are heightened by the SEC investigation, the SEC inquiry and the private lawsuits.

ITEM 1A.	RISK FACTORS

In addition to the risk factor described below, see “Risk Factors” in our 2008 annual report on Form 10-K/A for a complete description of the material risks we face.

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

The damages to our business that may arise out of these reputational issues heighten the risks described in our 2008 annual report on Form 10-K/A, and specifically may adversely impact our ability to:

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

Huron Consulting Group Inc.

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

Huron Consulting Group Inc.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2009, we reacquired 33,318 shares of common stock with a weighted-average fair market value of $46.46 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted-Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	8,406	$57.27	N/A	N/A
February 2009	5,149	$48.72	N/A	N/A
March 2009	19,763	$41.27	N/A	N/A

Total	33,318	$46.46	N/A	N/A

N/A – Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this Amendment.

Exhibit Number	Exhibit
3.1	Amended and Restated Bylaws of Huron Consulting Group Inc., incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2009, which was filed with the SEC on April 30, 2009.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Huron Consulting Group Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	August 17, 2009	/s/ James K. Rojas
James K. Rojas
Chief Financial Officer