Form 10-Q
period 2009-06-30
Huron Consulting Group Inc.
filed 2009-08-17
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009, approximately 21,519,896 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

Huron Consulting Group Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$5,627	$14,106
Receivables from clients, net	86,412	88,071
Unbilled services, net	55,359	43,111
Income tax receivable	2,294	3,496
Deferred income taxes	16,523	15,708
Prepaid expenses and other current assets	16,472	14,563

Total current assets	182,687	179,055
Property and equipment, net	44,134	44,708
Deferred income taxes	—	2,064
Other non-current assets	16,932	15,722
Intangible assets, net	26,880	32,372
Goodwill	506,502	505,676

Total assets	$777,135	$779,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,887	$6,505
Accrued expenses	23,586	27,361
Accrued payroll and related benefits	41,308	48,374
Accrued consideration for business acquisitions	15,075	60,099
Income tax payable	2,716	2,086
Deferred revenues	15,916	21,208
Current portion of capital lease obligations	368	518

Total current liabilities	106,856	166,151
Non-current liabilities:
Deferred compensation and other liabilities	7,257	5,511
Capital lease obligations, net of current portion	94	204
Bank borrowings	295,000	280,000
Deferred lease incentives	8,958	8,705
Deferred income taxes	941	—

Total non-current liabilities	312,250	294,420
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 22,132,545 and 21,387,679 shares issued at June 30, 2009 and December 31, 2008, respectively	206	202
Treasury stock, at cost, 595,069 and 404,357 shares at June 30, 2009 and December 31, 2008, respectively	(31,735)	(21,443)
Additional paid-in capital	296,150	263,485
Retained earnings	93,453	76,731
Accumulated other comprehensive income (loss)	(45)	51

Total stockholders’ equity	358,029	319,026

Total liabilities and stockholders’ equity	$777,135	$779,597

The accompanying notes are an integral part of the consolidated financial statements.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenues and reimbursable expenses:
Revenues	$165,847	$143,408	$328,856	$282,802
Reimbursable expenses	13,146	12,565	27,386	24,178

Total revenues and reimbursable expenses	178,993	155,973	356,242	306,980
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	105,411	98,876	208,304	187,340
Intangible assets amortization	1,087	24	2,773	48
Reimbursable expenses	13,105	12,578	27,405	24,188

Total direct costs and reimbursable expenses	119,603	111,478	238,482	211,576

Operating expenses:
Selling, general and administrative	34,506	31,780	69,037	61,942
Depreciation and amortization	5,848	5,370	11,607	10,508

Total operating expenses	40,354	37,150	80,644	72,450
Other gain	2,687	—	2,687	—

Operating income	21,723	7,345	39,803	22,954
Other income (expense):
Interest expense, net of interest income	(3,020)	(2,294)	(5,753)	(4,127)
Other income (expense)	642	(35)	171	(329)

Total other expense	(2,378)	(2,329)	(5,582)	(4,456)

Income before provision for income taxes	19,345	5,016	34,221	18,498
Provision for income taxes	9,699	3,881	17,499	14,314

Net income	$9,646	$1,135	$16,722	$4,184

Earnings per share:
Basic	$0.49	$0.06	$0.85	$0.24
Diluted	$0.47	$0.06	$0.82	$0.23

Weighted average shares used in calculating earnings per share:
Basic	19,752	17,558	19,641	17,465
Diluted	20,405	18,178	20,329	18,197

The accompanying notes are an integral part of the consolidated financial statements.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2008 (Restated)	20,183,908	$202	$(21,443)	$263,485	$76,731	$51	$319,026

Comprehensive income:

Net income	—	—	—	—	16,722	—	16,722

Foreign currency translation adjustment, net of tax	—	—	—	—	—	(217)	(217)

Unrealized gain on cash flow hedging instrument, net of tax	—	—	—	—	—	121	121

Total comprehensive income							16,626

Issuance of common stock in connection with:

Restricted stock awards, net of cancellations	300,409	3	(8,371)	8,368	—	—	—

Exercise of stock options	70,563	1	—	115	—	—	116

Share-based compensation	—	—	—	13,438	—	—	13,438

Shares redeemed for employee tax withholdings	—	—	(1,921)	—	—	—	(1,921)

Income tax benefit on share-based compensation	—	—	—	3,637	—	—	3,637
Capital contributed by selling shareholders of acquired businesses	—	—	—	7,107	—	—	7,107

Balance at June 30, 2009	20,554,880	$206	$(31,735)	$296,150	$93,453	$(45)	$358,029

The accompanying notes are an integral part of the consolidated financial statements.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
		(Restated)
Cash flows from operating activities:
Net income	$16,722	$4,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,380	10,556
Share-based compensation	13,438	13,568
Non-cash compensation	7,107	17,905
Allowances for doubtful accounts and unbilled services	2,451	1,172
Deferred income taxes	2,493	687
Non-cash gain and other	(2,686)	—
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(2)	(1,647)
Increase in unbilled services	(13,682)	(17,866)
Decrease in current income tax receivable / payable, net	1,773	5,289
Decrease (increase) in other assets	582	(5,755)
Increase in accounts payable and accrued liabilities	2,935	3,357
Decrease in accrued payroll and related benefits	(7,397)	(28,789)
(Decrease) increase in deferred revenues	(6,459)	2,099

Net cash provided by operating activities	31,655	4,760

Cash flows from investing activities:
Purchases of property and equipment, net	(8,427)	(13,324)
Net investment in life insurance policies	(808)	(1,249)
Purchases of businesses, net of cash acquired	(47,065)	(34,554)

Net cash used in investing activities	(56,300)	(49,127)

Cash flows from financing activities:
Proceeds from exercise of stock options	116	181
Shares redeemed for employee tax withholdings	(1,921)	(5,744)
Tax benefit from share-based compensation	3,637	6,384
Proceeds from borrowings under credit facility	164,500	173,500
Repayments on credit facility	(149,500)	(117,500)
Payments of capital lease obligations	(191)	(1,214)

Net cash provided by financing activities	16,641	55,607

Effect of exchange rate changes on cash	(475)	102

Net (decrease) increase in cash and cash equivalents	(8,479)	11,342
Cash and cash equivalents at beginning of the period	14,106	2,993

Cash and cash equivalents at end of the period	$5,627	$14,335

Supplemental disclosure of cash flow information:
Non-cash investing activity:
Issuance of note payable for purchase of a business	$—	$23,000

The accompanying notes are an integral part of the consolidated financial statements.

Huron Consulting Group Inc.

1.	Description of Business

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

The accompanying unaudited consolidated financial statements reflect the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The results of operations and cash flows for the three and six months ended June 30, 2008 have been restated as described in note “3. Restatement of Previously-Issued Financial Statements.” These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in Amendment No. 1 on Form 10-K/A and Amendment No. 1 on Form 10-Q/A for the period ended March 31, 2009. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3.	Restatement of Previously-Issued Financial Statements

In this quarterly report on Form 10-Q we are restating the following previously-issued financial statements:

•	Our consolidated balance sheet as of December 31, 2008;

•	Our consolidated statements of income for the three and six months ended June 30, 2008; and

•	Our consolidated statement of cash flows for the six months ended June 30, 2008.

We have also filed the following amendments to restate our previously-issued financial statements for the years ended December 31, 2008, 2007 and 2006, as well as the three months ended March 31, 2009:

•	Amendment No. 1 on Form 10-K/A, filed with the SEC on August 17, 2009, to our annual report on Form 10-K for the year ended December 31, 2008, originally filed on February 24, 2009.

•	Amendment No. 1 on Form 10-Q/A, filed with the SEC on August 17, 2009, to our quarterly report on Form 10-Q for the period ended March 31, 2009, originally filed on April 30, 2009.

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

Huron Consulting Group Inc.

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

Huron Consulting Group Inc.

outcome of the SEC investigation or the private lawsuits, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the SEC investigation or the private lawsuits. Any such liability could be material.

As a result of the correction of the non-tax deductible errors related to the accounting for the acquisition-related payments, we recalculated our provision for income taxes for each of the quarterly periods using the annual effective income tax rate method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” As such, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. However, there is no change to our provision for income taxes or our tax accounts on an annual basis. While the correction of these errors significantly reduced our net income and earnings per share for each of the affected periods, it had no effect on our total assets, total liabilities, or total stockholders’ equity on an annual basis. Further, the correction of these errors had no effect on our net cash flows. The table below summarizes the impact of the restatement on our consolidated statements of income for the three and six months ended June 30, 2008 (in thousands, except earnings per share).

	June 30, 2008
	Three Months Ended	Six Months Ended
Shareholder Payments	$11,546	$15,227
Employee Payments	1,339	2,678

Total Non-cash Compensation Expense	$12,885	$17,905

Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$12,885	$17,905
Increase (Decrease) in Provision for Income Taxes	$(4,211)	$(2,067)
Decrease in Net Income	$(8,674)	$(15,838)
Decrease in Basic Earnings Per Share	$(0.50)	$(0.91)
Decrease in Diluted Earnings Per Share	$(0.48)	$(0.87)

The tables below present the effects of the restatement on our previously-issued consolidated financial statements as of December 31, 2008, for the three and six months ended June 30, 2008, and for the three months ended March 31, 2009.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Balance Sheet

	As of December 31, 2008
	As Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$14,106		$14,106
Receivables from clients, net	88,071		88,071
Unbilled services, net	43,111		43,111
Income tax receivable	3,496		3,496
Deferred income taxes	15,708		15,708
Prepaid expenses and other current assets	14,563		14,563

Total current assets	179,055	—	179,055
Property and equipment, net	44,708		44,708
Deferred income taxes	2,064		2,064
Other non-current assets	15,722		15,722
Intangible assets, net	32,372		32,372
Goodwill	505,676		505,676

Total assets	$779,597	—	$779,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,505		$6,505
Accrued expenses	27,361		27,361
Accrued payroll and related benefits	48,374		48,374
Accrued consideration for business acquisitions	60,099		60,099
Income tax payable	2,086		2,086
Deferred revenues	21,208		21,208
Bank borrowings	—		—
Note payable and current portion of capital lease obligations	518		518

Total current liabilities	166,151	—	166,151
Non-current liabilities:
Deferred compensation and other liabilities	5,511		5,511
Capital lease obligations, net of current portion	204		204
Bank borrowings	280,000		280,000
Deferred lease incentives	8,705		8,705

Total non-current liabilities	294,420	—	294,420
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized	202		202
Treasury stock, at cost	(21,443)		(21,443)
Additional paid-in capital	211,464	52,021	263,485
Retained earnings	128,752	(52,021)	76,731
Accumulated other comprehensive income (loss)	51		51

Total stockholders’ equity	319,026	—	319,026

Total liabilities and stockholders’ equity	$779,597	—	$779,597

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statements of Income (Unaudited)

	Three months ended March 31, 2009			Three months ended June 30, 2008			Six months ended June 30, 2008
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues and reimbursable expenses:
Revenues	$163,009		$163,009	$143,408		$143,408	$282,802		$282,802
Reimbursable expenses	14,240		14,240	12,565		12,565	24,178		24,178

Total revenues and reimbursable expenses	177,249	—	177,249	155,973	—	155,973	306,980	—	306,980

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	99,131	3,762	102,893	85,991	12,885	98,876	169,435	17,905	187,340
Intangible assets amortization	1,686		1,686	24		24	48		48
Reimbursable expenses	14,300		14,300	12,578		12,578	24,188		24,188

Total direct costs and reimbursable expenses	115,117	3,762	118,879	98,593	12,885	111,478	193,671	17,905	211,576

Operating expenses:
Selling, general and administrative	34,531		34,531	31,780		31,780	61,942		61,942
Depreciation and amortization	5,759		5,759	5,370		5,370	10,508		10,508
Restructuring charges	—		—	—		—	—		—

Total operating expenses	40,290	—	40,290	37,150	—	37,150	72,450	—	72,450

Operating income	21,842	(3,762)	18,080	20,230	(12,885)	7,345	40,859	(17,905)	22,954

Other income (expense):
Interest income (expense), net	(2,733)		(2,733)	(2,294)		(2,294)	(4,127)		(4,127)
Other income (expense)	(471)		(471)	(35)		(35)	(329)		(329)

Total other expense	(3,204)	—	(3,204)	(2,329)	—	(2,329)	(4,456)	—	(4,456)

Income before provision for income taxes	18,638	(3,762)	14,876	17,901	(12,885)	5,016	36,403	(17,905)	18,498
Provision for income taxes	8,387	(587)	7,800	8,092	(4,211)	3,881	16,381	(2,067)	14,314

Net income	$10,251	(3,175)	$7,076	$9,809	(8,674)	$1,135	$20,022	(15,838)	$4,184

Earnings per share:
Basic	$0.52	(0.16)	$0.36	$0.56	(0.50)	$0.06	$1.15	(0.91)	$0.24
Diluted	$0.51	(0.16)	$0.35	$0.54	(0.48)	$0.06	$1.10	(0.87)	$0.23

Weighted average shares used in calculating earnings per share:
Basic	19,528	—	19,528	17,558	—	17,558	17,465	—	17,465
Diluted	20,252	—	20,252	18,178	—	18,178	18,197	—	18,197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Tabular amounts in thousands, except per share amounts)

Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2008
	As Reported	Adjustments	Restated
Cash flows from operating activities:

Net income	$20,022	(15,838)	$4,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,556		10,556
Share-based compensation	13,568		13,568
Non-cash compensation	—	17,905	17,905
Allowances for doubtful accounts and unbilled services	1,172		1,172
Deferred income taxes	687		687
Other	—		—
Change in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(1,647)		(1,647)
Increase in unbilled services	(17,866)		(17,866)
Decrease in income tax receivable/payable, net	7,356	(2,067)	5,289
Increase in other assets	(5,755)		(5,755)
Increase in accounts payable and accrued liabilities	3,357		3,357
Decrease in accrued payroll and related benefits	(28,789)		(28,789)
Increase in deferred revenues	2,099		2,099

Net cash provided by operating activities	4,760	—	4,760

Cash flows from investing activities:
Purchases of property and equipment, net	(13,324)		(13,324)
Net investment in life insurance policies	(1,249)		(1,249)
Purchases of businesses, net of cash acquired	(34,554)		(34,554)

Net cash used in investing activities	(49,127)	—	(49,127)

Cash flows from financing activities:
Proceeds from exercise of stock options	181		181
Shares redeemed for employee tax withholdings	(5,744)		(5,744)
Tax benefit from share-based compensation	6,384		6,384
Proceeds from borrowings under credit facility	173,500		173,500
Repayments on credit facility	(117,500)		(117,500)
Principal payment of notes payable and capital lease obligations	(1,214)		(1,214)

Net cash provided by financing activities	55,607	—	55,607

Effect of exchange rate changes on cash	102	—	102

Net increase (decrease) in cash and cash equivalents	11,342		11,342
Cash and cash equivalents at beginning of the period	2,993		2,993

Cash and cash equivalents at end of the period	$14,335	—	$14,335

Huron Consulting Group Inc.

4.	New Accounting Pronouncements

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

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which increases the frequency of fair value disclosures by requiring both interim and annual disclosures. We adopted FSP 107-1 and APB No. 28-1 on a prospective basis effective beginning on April 1, 2009. The adoption of this statement did not have any impact on our financial statements as it contains only disclosure requirements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial

Huron Consulting Group Inc.

statements are issued or are available to be issued. This statement requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted SFAS No. 165 on a prospective basis effective beginning on April 1, 2009. The adoption of this statement did not have any impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement amends FASB Interpretation No. 46(R) to require an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. SFAS No. 167 will be effective for us beginning on January 1, 2010. We are currently evaluating the impact that the adoption of this statement may have on our future financial position, results of operations, earnings per share, and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (“Codification”). The Codification will become the source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws will also be sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 will be effective for us beginning on July 1, 2009. We do not expect the adoption of this statement to have any impact on our future financial position, results of operations, earnings per share, and cash flows.

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

The aggregate purchase price of this acquisition was approximately $230.7 million, consisting of $168.5 million in cash paid at closing, $50.0 million paid through the issuance of 1,100,740 shares of our common stock, $1.8 million of transaction costs, $9.6 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met, and a $0.8 million working capital adjustment. Of the 1,100,740 shares of common stock issued, 330,222 shares with an aggregate value of $15.0 million were deposited into escrow for a period of one year, beginning on July 8, 2008, to secure certain indemnification obligations of Stockamp and its shareholders. Because the shares placed in escrow have been issued conditionally since they may be returned to us in satisfaction of indemnification arrangements, the $15.0 million is classified as a liability and included in accrued consideration for business acquisitions on our consolidated balance sheet. The cash portion of the purchase price was financed with borrowings under our credit agreement.

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

Huron Consulting Group Inc.

Contingent Payment Date. We were not required to make further payments upon the lapse of the Contingent Payment Date in January 2009.

2.	With respect to the shares of common stock placed in escrow, when the shares are released to Stockamp (the “Contingent Escrow Payment Date”), we will pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock at our election) the amount, if any, equal to $15.0 million (or such pro rata portion thereof, to the extent fewer than all shares are being released) less the value of the common stock released from escrow based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Escrow Payment Date. No payment will be made if the common stock so valued equals or exceeds $15.0 million on the Contingent Escrow Payment Date (or the applicable pro rata portion thereof). Any additional payment resulting from this price protection will not change the purchase consideration. Upon the lapse of the Contingent Escrow Payment Date in July 2009, the escrow liability balance and any price protection payment will be recorded to equity. Based on the average daily closing price of our common stock for the ten consecutive trading days prior to the Contingent Escrow Payment Date in July 2009, we made a price protection payment of $0.2 million to Stockamp.

3.	For the period beginning on the closing date and ending on December 31, 2011, additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met. These payments are not contingent upon the continued employment of the selling shareholders. Such amounts will be recorded as additional purchase consideration and an adjustment to goodwill. Since the closing date of this acquisition, we have paid to the selling shareholders $9.6 million as additional purchase consideration.

The identifiable intangible assets that were acquired totaled $31.1 million and have an estimated weighted average useful life of 6 years, which consists of customer contracts totaling $5.4 million (7 months useful life), customer relationships totaling $10.8 million (12.5 years useful life), software totaling $7.8 million (4 years useful life), non-competition agreements totaling $3.7 million (6 years useful life), and a tradename valued at $3.4 million (2.5 years useful life). Customer relationships represent software support and maintenance relationships that are renewable by the customer on an annual basis. The renewal rate of these relationships has historically been high and as such, we have assigned a relatively long useful life to these customer relationships. Additionally, we recorded approximately $196.6 million of goodwill, which we intend to deduct for income tax purposes.

Purchase Price Allocation

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Stockamp July 8, 2008
Assets Acquired:
Current assets	$16,857
Property and equipment	2,176
Non-current assets	547
Intangible assets	31,100
Goodwill	196,573

247,253

Liabilities Assumed:
Current liabilities	16,018
Current and non-current capital lease obligations	525

16,543

Net Assets Acquired	$230,710

Huron Consulting Group Inc.

Pro Forma Financial Data

The following unaudited pro forma financial data for the three and six months ended June 30, 2008 give effect to the acquisition of Stockamp as if it had been completed at the beginning of the period. The actual results from the acquisition of Stockamp have been included within our consolidated financial results since July 8, 2008.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(Restated)	(Restated)
Revenues, net of reimbursable expenses	$168,557	$341,002
Operating income	$12,002	$40,134
Income before provision for income taxes	$7,593	$31,529
Net income	$2,655	$11,871
Earnings per share:
Basic	$0.14	$0.65
Diluted	$0.14	$0.62

The above unaudited pro forma financial data are not necessarily indicative of the results that would have been achieved if the acquisition had occurred on the date indicated, nor are they necessarily indicative of future results.

6.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2009.

	Health and Education Consulting	Accounting and Financial Consulting	Legal Consulting	Corporate Consulting	Total
Balance as of December 31, 2008	$341,752	$73,341	$17,456	$73,127	$505,676
Additional purchase price subsequently recorded for business combinations	226	—	601	(1)	826

Balance as of June 30, 2009	$341,978	$73,341	$18,057	$73,126	$506,502

Intangible assets as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$5,400	$5,400	$5,400	$4,550
Customer relationships	21,269	10,256	21,250	8,423
Non-competition agreements	12,473	4,683	12,473	3,558
Tradename	3,400	1,332	3,400	652
Technology and software	8,275	2,266	8,275	1,243

Total	$50,817	$23,937	$50,798	$18,426

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

Huron Consulting Group Inc.

tradenames, and technology and software are amortized on a straight-line basis.

Intangible assets amortization expense was $2.5 million and $5.5 million for the three and six months ended June 30, 2009, respectively. Intangible assets amortization expense was $1.7 million and $3.4 million for the three and six months ended June 30, 2008, respectively. Estimated intangible assets amortization expense is $10.2 million for 2009, $7.5 million for 2010, $5.2 million for 2011, $3.5 million for 2012, $1.8 million for 2013, and $1.1 million for 2014. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Net income	$9,646	$1,135	$16,722	$4,184

Weighted average common shares outstanding – basic	19,752	17,558	19,641	17,465
Weighted average common stock equivalents	653	620	688	732

Weighted average common shares outstanding – diluted	20,405	18,178	20,329	18,197

Basic earnings per share	$0.49	$0.06	$0.85	$0.24

Diluted earnings per share	$0.47	$0.06	$0.82	$0.23

There were approximately 976,200 and 451,800 anti-dilutive securities for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, there were approximately 1,140,400 and 451,800 anti-dilutive securities, respectively.

Upon the lapse of the Contingent Escrow Payment Date in July 2009 described above in note “5. Business Combination,” all the necessary contingent conditions were satisfied and 330,222 shares of common stock were moved from weighted average common stock equivalents to weighted average common shares outstanding – basic.

8.	Borrowings

At June 30, 2009, we had a credit agreement with various financial institutions under which we may borrow up to $460.0 million, with an accordion feature allowing for an additional amount of up to $60.0 million to be borrowed upon approval from the lenders. The credit agreement consists of a $240.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”), which was drawn in a single advance of $220.0 million on July 8, 2008 to fund, in part, our acquisition of Stockamp. The borrowing capacity under the credit agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At June 30, 2009, outstanding letters of credit totaled $5.7 million and are used as security deposits for our office facilities. As of June 30, 2009, the borrowing capacity under the credit agreement was $137.3 million.

Huron Consulting Group Inc.

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

Borrowings outstanding under this credit facility at June 30, 2009 totaled $295.0 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted-average interest rate of 2.8%, including the effect of the interest rate swap described below in note “9. Derivative Instrument and Hedging Activity.” Borrowings outstanding at December 31, 2008 were $280.0 million and carried a weighted-average interest rate of 3.1%. At both June 30, 2009 and December 31, 2008, we were in compliance with our financial debt covenants.

See note “3. Restatement of Previously-Issued Financial Statements” for a discussion of certain matters related to the Credit Agreement and our borrowings thereunder in light of the restatement.

9.	Derivative Instrument and Hedging Activity

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $100.0 million of the total variable-rate borrowings outstanding described above in note “8. Borrowings.” Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively converted $100.0 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2009 and through February 23, 2012.

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

The table below sets forth additional information relating to this interest rate swap designated as a hedging instrument as of June 30, 2009 and for the three and six months ended June 30, 2009.

	Fair Value (Derivative Asset)	Amount of Gain Recognized in OCI
Balance Sheet Location		Three months ended June 30, 2009	Six months ended June 30, 2009
Other non-current assets	$204	$636	$121

Huron Consulting Group Inc.

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2009.

10.	Fair Value of Financial Instruments

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

Level 1 Inputs	Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs	Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs	Unobservable inputs for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.

The table below sets forth our fair value hierarchy for our derivative asset measured at fair value as of June 30, 2009.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset:
Interest rate swap	$—	$204	$—	$204

The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.

11.	Comprehensive Income

The tables below set forth the components of comprehensive income for the three and six months ended June 30, 2009 and 2008.

Huron Consulting Group Inc.

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
						(Restated)
Net income			$9,646			$1,135
Other comprehensive income (loss):
Foreign currency translation adjustment	$150	$(31)	119	$(244)	$—	(244)
Unrealized gain on cash flow hedging instrument	1,071	(435)	636	—	—	—

Comprehensive income (loss)	$1,221	$(466)	$10,401	$(244)	$—	$891

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
						(Restated)
Net income			$16,722			$4,184
Other comprehensive income (loss):
Foreign currency translation adjustment	$(102)	$(115)	(217)	$102	$—	102
Unrealized gain on cash flow hedging instrument	204	(83)	121	—	—	—

Comprehensive income (loss)	$102	$(198)	$16,626	$102	$—	$4,286

12.	Other Gain

During the second quarter of 2009, we recognized a gain of $2.7 million relating to the release of certain of our employees from their non-solicitation agreements with the Company and the settlement of certain contractual obligations.

Huron Consulting Group Inc.

13.	Commitments and Contingencies

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

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this quarterly report on Form 10-Q, we are not a party to or threatened with any other litigation or legal proceeding that, in the opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

Guarantees

Guarantees in the form of letters of credit totaling $5.7 million were outstanding at both June 30, 2009 and December 31, 2008 to support certain office lease obligations.

In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $60.0 million for the year ending December 31, 2009. Additional purchase consideration earned by certain sellers totaled $46.2 million for the year ended December 31, 2008.

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

Huron Consulting Group Inc.

14.	Segment Information

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

The table below sets forth information about our operating segments for the three and six months ended June 30, 2009 and 2008, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

Huron Consulting Group Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Health and Education Consulting:
Revenues	$93,205	$56,696	$186,762	$107,784
Operating income	$34,849	$19,502	$69,344	$38,847
Segment operating income as a percent of segment revenues	37.4%	34.4%	37.1%	36.0%
Accounting and Financial Consulting:
Revenues	$22,515	$34,789	$46,955	$73,600
Operating income (loss)	$2,016	$(722)	$3,732	$7,640
Segment operating income (loss) as a percent of segment revenues	9.0%	(2.1%)	7.9%	10.4%
Legal Consulting:
Revenues	$31,241	$30,498	$54,109	$55,721
Operating income	$7,715	$10,076	$10,956	$16,663
Segment operating income as a percent of segment revenues	24.7%	33.0%	20.2%	29.9%
Corporate Consulting:
Revenues	$18,886	$21,425	$41,030	$45,697
Operating income	$6,246	$5,611	$14,105	$13,982
Segment operating income as a percent of segment revenues	33.1%	26.2%	34.4%	30.6%
Total Company:
Revenues	$165,847	$143,408	$328,856	$282,802
Reimbursable expenses	13,146	12,565	27,386	24,178

Total revenues and reimbursable expenses	$178,993	$155,973	$356,242	$306,980

Statement of operations reconciliation:
Segment operating income	$50,826	$34,467	$98,137	$77,132
Charges not allocated at the segment level:
Other selling, general and administrative expenses	23,255	21,752	46,727	43,670
Depreciation and amortization expense	5,848	5,370	11,607	10,508
Other expense, net	2,378	2,329	5,582	4,456

Income before provision for income taxes	$19,345	$5,016	$34,221	$18,498

15.	Subsequent Events

We have evaluated subsequent events since June 30, 2009 and up to the time of the filing of this quarterly report on Form 10-Q on through August 17, 2009. In addition to the cost reduction program described below, please see note “3. Restatement of Previously-Issued Financial Statements” for a discussion of certain other events that occurred subsequent to June 30, 2009.

In response to current market conditions and lowered revenue expectations, during the third quarter of 2009, we initiated a cost reduction program to align our cost structure with anticipated demand. This cost reduction program is estimated to result in an annualized $30 million reduction in expenses. These efforts are expected to allow us to maintain appropriate operating margins until economic conditions improve. We currently estimate we will recognize approximately $4 million to $6 million of restructuring charges associated with this cost reduction program in the remainder of 2009.

Huron Consulting Group Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this quarterly report on Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “assumes,” “can,” “considers,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” or “continues”. Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the SEC investigation and related Company inquiries with respect to the circumstances that led to the restatement, (iii) the SEC and related Company inquiries into the allocation of chargeable hours, (iv) the Company’s projected accounting treatment for acquisition-related payments after August 1, 2009, and (v) management’s assessment of the Company’s internal control over financial reporting and any required remediation. In addition, these forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions, including those in the credit markets, do not continue to deteriorate substantially. These statements involve known and unknown risks, uncertainties and other factors, including among others, those described under “Part II – Item 1A. Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. See “Risk Factors” in our 2008 Annual Report on Form 10-K/A for a complete description of the material risks we face.

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

Huron Consulting Group Inc.

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 48.2% and 70.8% of our revenues in the three months ended June 30, 2009 and 2008, respectively, and 48.0% and 70.9% in the six months ended June 30, 2009 and 2008, respectively.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of

Huron Consulting Group Inc.

professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimate of work completed to-date versus the total services to be provided under the engagement. For the three months ended June 30, 2009 and 2008, fixed-fee engagements represented 39.4% and 28.3% of our revenues, respectively; while they represented 40.4% and 27.8% of our revenues in the six months ended June 30, 2009 and 2008, respectively. The increase partly resulted from our acquisition of Stockamp & Associates, Inc. in July 2008, which primarily has fixed-fee engagements.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Second, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Often this type of success fee supplements time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 11.0% and 0.9% of our revenues in the three months ended June 30, 2009 and 2008, respectively, and 10.2% and 1.3% in the six months ended June 30, 2009 and 2008, respectively. We recognized a higher level of performance-based revenues during the first half of 2009 upon meeting performance criteria associated with several Stockamp engagements. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

We also generate revenues from licensing our proprietary software to clients and from providing related training and support during the term of the consulting engagement. Revenues from software licenses are recognized ratably over the term of the related consulting services contract. Thereafter, clients pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. For both the three and six months ended June 30, 2009, support and maintenance revenues represented 1.4% of our revenues. We did not have any support and maintenance revenues during the three and six months ended June 30, 2008.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K/A for the year ended December 31, 2008. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first half of 2009.

Carrying Values of Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill balance as of June 30, 2009 was $506.5 million. Pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. In accordance with SFAS No. 142, we aggregate our business components into reporting units and test for goodwill impairment. In testing for a potential impairment of goodwill, we estimate the fair value of each of our reporting units and compare this fair value to the carrying value of the reporting units. In estimating the fair value of our reporting units, we use a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by each of the reporting units and then discounting these cash flows to present value. Significant estimates and projections are utilized when determining expected cash flows, such as revenue growth rates and profitability. As such, an impairment test involves considerable management judgment and estimates. Pursuant to our policy, we performed the annual goodwill impairment test as of April 30, 2009 and determined that no impairment of goodwill existed as of that date. See below under “Restatement of Previously-Issued Financial Statements” for a discussion of a potential goodwill impairment in light of the significant decline in the price of our common stock since our July 31, 2009 announcement of our intention to restate our financial statements.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $26.9 million at June 30, 2009 and consist of customer contracts, customer relationships, non-competition agreements, tradenames, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

Huron Consulting Group Inc.

RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS

The discussion of our financial condition and results of operations below for the three and six months ended June 30, 2008 has been restated for the acquisition-related payments noted below. We have also filed an Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2008 and an Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the period ended March 31, 2009, to restate our financial statements for the years ended December 31, 2008, 2007 and 2006, as well as the three months ended March 31, 2009. The results of operations below should be read in conjunction with Amendment No. 1 on Form 10-K/A and Amendment No. 1 on Form 10-Q/A.

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

Huron Consulting Group Inc.

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

Based on the results of the Company’s inquiry into the acquisition-related payments to date and the agreement amendments described below, we currently anticipate that future earn-outs will only be accounted for as additional purchase consideration and not also as non-cash compensation expense. Effective August 1, 2009, the selling shareholders of two of the Acquired Businesses each amended certain agreements related to the earn-outs to provide that future earn-outs will be distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date we acquired the business with no required continuing employment, and no further Shareholder Payments or Employee Payments will be made. We expect to recognize approximately $1.2 million of additional non-cash compensation expense during the third quarter of 2009 related to Shareholder Payments and Employee Payments for that period. In addition, we expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods, which we

Huron Consulting Group Inc.

currently estimate to be no more than $4 million in each of 2009, 2010 and 2011. However, there can be no assurance that additional information will not be discovered that will require future acquisition-related payments pertaining to the Acquired Businesses to continue to be accounted for as non-cash compensation expense, which would be material to our results of operations through 2011. The earn-out payments for one of the Acquired Businesses are payable through March 31, 2010, and the earn-out payments for a second Acquired Business are payable through December 31, 2011. There are no additional earn-out obligations related to the other two Acquired Businesses. Additionally, as a result of the impact that our restatement may have on our business, we expect to incur a moderate increase in cash compensation expense to retain our top-performing employees. We also expect an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of chargeable hours, the restatement, the SEC investigation with respect to the circumstances that led to the restatement, the SEC inquiry into the allocation of chargeable hours and the private shareholder class action lawsuits in respect of the restatement.

As a result of the correction of these non-tax deductible errors, we recalculated our provision for income taxes for each of the quarterly periods using the annual effective income tax rate method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” As such, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. However, there is no change to our provision for income taxes or our tax accounts on an annual basis. While the correction of these errors significantly reduced our net income and earnings per share for each of the affected periods, it had no effect on our total assets, total liabilities, or total stockholders’ equity on an annual basis. Further, the correction of these errors had no effect on our net cash flows. The table below summarizes the impact of the restatement on our consolidated statements of income for the three and six months ended June 30, 2008 (in thousands, except earnings per share).

	June 30, 2008
(Unaudited)	Three Months Ended	Six Months Ended
Shareholder Payments	$11,546	$15,227
Employee Payments	1,339	2,678

Total Non-cash Compensation Expense	$12,885	$17,905

Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$12,885	$17,905
Decrease in Provision for Income Taxes	$(4,211)	$(2,067)
Decrease in Net Income	$(8,674)	$(15,838)
Decrease in Basic Earnings Per Share	$(0.50)	$(0.91)
Decrease in Diluted Earnings Per Share	$(0.48)	$(0.87)

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

Huron Consulting Group Inc.

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

Huron Consulting Group Inc.

RESULTS OF OPERATIONS

The tables below summarize the impact of the restatement on segment operating income and segment operating margin for the three and six months ended June 30, 2008 (in thousands). The restatement had no impact on segment revenues and consolidated revenues.

Three Months Ended June 30, 2008	Health and Education Consulting	Accounting & Financial Consulting	Legal Consulting	Corporate Consulting	Total
Revenues before reimbursable	$56,696	$34,789	$30,498	$21,425	$143,408

Operating income – As reported	$22,679	$7,980	$10,076	$6,617	$47,352
Adjustments (1)	(3,177)	(8,702)	—	(1,006)	(12,885)

Operating income – As restated	$19,502	$(722)	$10,076	$5,611	$34,467

Operating margin – As reported	40.0%	22.9%	33.0%	30.9%
Adjustments (1)	(5.6%)	(25.0%)	—	(4.7%)

Operating margin – As restated	34.4%	(2.1)%	33.0%	26.2%

Six Months Ended June 30, 2008
Revenues before reimbursable	$107,784	$73,600	$55,721	$45,697	$282,802

Operating income – As reported	$44,811	$17,569	$16,663	$15,994	$95,037
Adjustments (1)	(5,964)	(9,929)	—	(2,012)	17,905

Operating income – As restated	$38,847	$7,640	$16,663	$13,982	$77,132

Operating margin – As reported	41.6%	23.9%	29.9%	35.0%
Adjustments (1)	(5.6%)	(13.5%)	—	(4.4%)

Operating margin – As restated	36.0%	10.4%	29.9%	30.6%

1)	Consists of non-cash compensation expense representing Shareholder Payments and Employee Payments described above under “Restatement of Previously-Issued Financial Statements.”

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

Huron Consulting Group Inc.

Segment and Consolidated Operating Results (in thousands):	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenues and reimbursable expenses:
Health and Education Consulting	$93,205	$56,696	$186,762	$107,784
Accounting and Financial Consulting	22,515	34,789	46,955	73,600
Legal Consulting	31,241	30,498	54,109	55,721
Corporate Consulting	18,886	21,425	41,030	45,697

Total revenues	165,847	143,408	328,856	282,802
Total reimbursable expenses	13,146	12,565	27,386	24,178

Total revenues and reimbursable expenses	$178,993	$155,973	$356,242	$306,980

Operating income:
Health and Education Consulting	$34,849	$19,502	$69,344	$38,847
Accounting and Financial Consulting	2,016	(722)	3,732	7,640
Legal Consulting	7,715	10,076	10,956	16,663
Corporate Consulting	6,246	5,611	14,105	13,982

Total segment operating income	50,826	34,467	98,137	77,132
Operating expenses not allocated to segments	29,103	27,122	58,334	54,178

Total Operating income	$21,723	$7,345	$39,803	$22,954

Other Operating Data:
Number of full-time billable consultants (at period end) (1):
Health and Education Consulting	885	489
Accounting and Financial Consulting	263	338
Legal Consulting	141	159
Corporate Consulting	159	221

Total	1,448	1,207
Average number of full-time billable consultants (for the period) (1):
Health and Education Consulting	904	481	909	467
Accounting and Financial Consulting	285	352	291	360
Legal Consulting	152	166	155	170
Corporate Consulting	165	225	167	226

Total	1,506	1,224	1,522	1,223
Full-time billable consultant utilization rate (2):
Health and Education Consulting	75.4%	80.8%	76.8%	79.5%
Accounting and Financial Consulting	54.5%	51.9%	52.5%	51.9%
Legal Consulting	61.9%	62.6%	57.7%	60.1%
Corporate Consulting	70.8%	62.3%	72.3%	63.8%
Total	69.6%	66.8%	69.7%	65.9%
Full-time billable consultant average billing rate per hour (3):
Health and Education Consulting	$261	$267	$253	$268
Accounting and Financial Consulting	$254	$285	$254	$276
Legal Consulting	$212	$236	$222	$235
Corporate Consulting	$333	$303	$348	$317
Total	$264	$273	$261	$275
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$93	$106	$186	$210
Accounting and Financial Consulting	$66	$66	$127	$131
Legal Consulting	$61	$68	$120	$133
Corporate Consulting	$111	$91	$235	$196
Total	$87	$87	$173	$174

Huron Consulting Group Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
Other Operating Data:	2009	2008	2009	2008
Average number of full-time equivalents (for the period) (4):
Health and Education Consulting	109	50	102	43
Accounting and Financial Consulting	63	185	83	212
Legal Consulting	678	619	591	544
Corporate Consulting	4	9	7	8

Total	854	863	783	807
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$81	$113	$177	$223
Accounting and Financial Consulting	$61	$63	$120	$124
Legal Consulting	$32	$31	$60	$61
Corporate Consulting	$129	$98	$247	$181
Total	$41	$43	$83	$87

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(2)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(4)	Full-time equivalents consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

Revenues increased $22.4 million, or 15.6%, to $165.8 million for the second quarter of 2009 from $143.4 million for the second quarter of 2008. We acquired Stockamp on July 8, 2008 and therefore, revenues for the second quarter of 2009 included revenues generated by Stockamp while revenues for the second quarter of 2008 did not include any revenues from Stockamp.

Of the overall $22.4 million increase in revenues, $24.7 million was attributable to our full-time billable consultants, partially offset by a $2.3 million decrease attributable to our full-time equivalents. The $24.7 million increase in full-time billable consultant revenues was attributable to an increase in the number of consultants in our Health and Education Consulting segment reflecting our acquisition of Stockamp and internal growth, coupled with an increase in the utilization rate of our consultants. These increases were partially offset by a decline in our average billing rate. The $2.3 million decrease in full-time equivalent revenues resulted from lower demand for our variable, on-demand consultants in our Accounting and Financial Consulting segment.

Total Direct Costs

Our direct costs increased $6.5 million, or 6.6%, to $105.4 million in the three months ended June 30, 2009 from $98.9 million in the three months ended June 30, 2008. Approximately $12.5 million of the increase was attributable to the increase in the average number of revenue-generating professionals and the promotion of our employees during the year, including 17 to the managing director level effective January 1, 2009, and their related salaries and benefits costs. Additionally, $2.5 million of the increase in direct costs was attributable to an increased usage of independent contractors, in particular within our Legal Consulting segment. These increases were partially offset by a decrease of $9.6 million in non-cash compensation. We recorded non-cash compensation expense totaling

Huron Consulting Group Inc.

$3.3 million and $12.9 million during the second quarter of 2009 and 2008, respectively, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” Share-based compensation expense associated with our revenue-generating professionals remained steady at $4.2 million in each of the second quarters of 2009 and 2008.

Total direct costs for the three months ended June 30, 2009 included $1.1 million of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition.

Operating Expenses

Selling, general and administrative expenses increased $2.7 million, or 8.6%, to $34.5 million in the second quarter of 2009 from $31.8 million in the second quarter of 2008. Of the $2.7 million increase, $1.2 million was due to an increase in non-revenue generating professionals and their related compensation and benefits costs, $0.7 million was due to increased training, $0.5 million was attributable to higher legal fees, and $0.4 million was due to an increase in charitable contributions. Share-based compensation expense associated with our non-revenue-generating professionals decreased from $3.0 million in the second quarter of 2008 to $2.6 million in the second quarter of 2009.

Depreciation expense increased $0.8 million, or 21.6%, to $4.5 million in the three months ended June 30, 2009 from $3.7 million in the three months ended June 30, 2008 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense decreased $0.3 million, or 17.6%, to $1.4 million for the three months ended June 30, 2009 from $1.7 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.

During the second quarter of 2009, we recognized a gain of $2.7 million relating to the release of employee non-solicitation agreements and settlement of other contractual obligations.

Operating Income

Operating income increased $14.4 million, or 195.8%, to $21.7 million in the second quarter of 2009 from $7.3 million in the second quarter of 2008. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 13.1% in the three months ended June 30, 2009 from 5.1% in the three months ended June 30, 2008. The increase in operating margin was primarily attributable to lower non-cash compensation expense and a gain from the settlement of contractual obligations as discussed above. Non-cash compensation expense totaling $3.3 million and $12.9 million during the second quarter of 2009 and 2008, respectively, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” reduced our operating margin by 200 basis points and 900 basis points in the second quarter of 2009 and 2008, respectively.

As described above under “Restatement of Previously-Issued Financial Statements,” no further Shareholder Payments or Employee Payments will be made as a result of amendments to the agreements among the selling shareholders effective August 1, 2009. We expect to recognize approximately $1.2 million of additional non-cash compensation expense during the third quarter of 2009 related to Shareholder Payments and Employee Payments for that period. In addition, we expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods, which we currently estimate to be no more than $4 million in each of 2009, 2010 and 2011. However, there can be no assurance that additional information will not be discovered that will require future acquisition-related payments pertaining to the Acquired Businesses to continue to be accounted for as non-cash compensation expense, which would be material to our results of operations through 2011. Additionally, as a result of the impact that our restatement may have on our business, we expect to incur a moderate increase in cash compensation expense to retain our top-performing employees. W e also expect an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of chargeable hours, the restatement, the SEC investigation with respect to the circumstances that led to the restatement, the SEC inquiry into the allocation of chargeable hours and the private shareholder class action lawsuits in respect of the restatement.

Huron Consulting Group Inc.

Other Expense

Other expense increased $0.1 million, or 2.1%, to $2.4 million in the second quarter of 2009 from $2.3 million in the second quarter of 2008. The $0.1 million increase was primarily due to the following:

•	$0.7 million was attributable to an increase in interest expense from higher levels of borrowings during the second quarter of 2009, partially offset by a decrease in interest rates.

•

This increase was largely offset by a $0.6 million gain from an increase in the market value of our investments that are used to fund our deferred compensation liability. This gain was offset by an increase in direct costs as our corresponding deferred compensation liability increased.

As further described below under “Liquidity and Capital Resources”, the fees and interest we pay on outstanding borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the Credit Agreement. As a result of our restatement, our historical EBITDA decreased resulting in higher fees and interest expense for certain historical periods totaling $0.1 million. We recognized this amount in the second quarter of 2009. Additionally, the fees and interest expense we pay on outstanding borrowings in the future may exceed those paid historically as a result of a decrease in our EBITDA and the impact of a lower EBITDA on the total debt to EBITDA ratio.

Provision for Income Taxes

Our effective income tax rate decreased to 50.1% for the second quarter of 2009 from 77.4% for the second quarter of 2008. The lower effective income tax rate in 2009 was primarily attributable to lower non-cash compensation expense, which is not tax deductible because the Shareholder Payments and Employee Payments resulting in the non-cash compensation expense were not made by us.

Net Income

Net income was $9.6 million for the three months ended June 30, 2009 compared to $1.1 million for the same period last year. The increase in net income was primarily due to lower non-cash compensation expense totaling $3.3 million in the second quarter of 2009 compared to $12.9 million in the second quarter of 2008, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” coupled with a lower effective income tax rate as described above. Diluted earnings per share for the second quarter of 2009 was $0.47 compared to $0.06 for the second quarter of 2008. The increase in earnings per share was largely due to lower non-cash compensation expense in the second quarter of 2009, coupled with the $2.7 million gain as discussed above, partially offset by the dilutive impact of the shares issued in connection with prior business acquisitions. Non-cash compensation expense reduced diluted earnings per share by $0.16 and $0.71 in the second quarter of 2009 and 2008, respectively.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues increased $36.5 million, or 64.4%, to $93.2 million for the second quarter of 2009 from $56.7 million for the second quarter of 2008. Revenues for the second quarter of 2009 included revenues from our acquisition of Stockamp while revenues for the second quarter of 2008 did not include any revenues from Stockamp. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 23.7%, 54.2%, 19.6% and 2.5% of this segment’s revenues during the three months ended June 30, 2009, respectively, compared to 53.3%, 44.8%, 1.9% and 0%, respectively, for the comparable period in 2008.

Of the overall $36.5 million increase in revenues, $33.3 million was attributable to our full-time billable consultants and $3.2 million was attributable to our full-time equivalents. The $33.3 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, partially offset by both a decrease in the utilization rate and the average billing rate per hour for this segment.

Huron Consulting Group Inc.

Operating Income

Health and Education Consulting segment operating income increased $15.3 million, or 78.7%, to $34.8 million in the three months ended June 30, 2009 from $19.5 million in the three months ended June 30, 2008. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 37.4% for the second quarter of 2009 from 34.4% in the same period last year. The increase in this segment’s operating margin was attributable to lower non-cash compensation expense and a gain relating to the settlement of contractual obligations, partially offset by higher cash-compensation cost and amortization expense, as well as higher general and administrative costs. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $2.2 million in the second quarter of 2009 and $3.2 million in the second quarter of 2008 and reduced this segment’s operating margin by 240 basis points and 560 basis points in the second quarter of 2009 and 2008, respectively.

Accounting and Financial Consulting

Revenues

Accounting and Financial Consulting segment revenues decreased $12.3 million, or 35.3%, to $22.5 million for the second quarter of 2009 from $34.8 million for the second quarter of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 91.5%, 8.5% and 0% of this segment’s revenues during the second quarter of 2009, respectively. For the second quarter of 2008, most of this segment’s revenues were from time-and-expense engagements.

Of the overall $12.3 million decrease in revenues, $4.4 million was attributable to our full-time billable consultants and $7.9 million was attributable to our full-time equivalents. The $4.4 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services and a decrease in the average billing rate per hour for this segment. The $7.9 million decrease in full-time equivalent revenues resulted from a decline in demand for our variable, on-demand consultants.

Operating Income

Accounting and Financial Consulting segment operating income was $2.0 million in the three months ended June 30, 2009 compared to an operating loss of $0.7 million in the three months ended June 30, 2008. The loss in the second quarter of 2008 was due to $8.7 million of non-cash compensation expense, primarily representing Shareholder Payments as described above under “Restatement of Previously-Issued Financial Statements.” Segment operating margin for the second quarter of 2009 was 9.0%. Non-cash compensation expense totaling $0.8 million and $8.7 million for the second quarter of 2009 and 2008, respectively, reduced this segment’s operating margin by 360 basis points and 2,500 basis points in the second quarter of 2009 and 2008, respectively.

Legal Consulting

Revenues

Legal Consulting segment revenues increased $0.7 million, or 2.4%, to $31.2 million for the second quarter of 2009 from $30.5 million for the second quarter of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 90.1%, 9.6% and 0.3% of this segment’s revenues during the three months ended June 30, 2009, respectively, compared to 92.9%, 7.1% and 0%, respectively, for the comparable period in 2008.

Of the overall $0.7 million increase in revenues, $2.7 million was attributable to our full-time equivalents, partially offset by a decrease of $2.0 million attributable to our full-time billable consultants. The $2.7 million increase in full-time equivalent revenues reflected a greater demand for our document review services. The $2.0 million decrease in full-time billable consultant revenues reflected a decrease in both the utilization rate and the average billing rate per hour for this segment.

Operating Income

Legal Consulting segment operating income decreased $2.4 million, or 23.4%, to $7.7 million in the three months ended June 30, 2009 from $10.1 million in the three months ended June 30, 2008. Segment operating margin decreased to 24.7% for the second quarter of 2009 from 33.0% in the same period last year. The decrease in this

Huron Consulting Group Inc.

segment’s operating margin was attributable to higher total compensation cost as a percentage of revenues, coupled with an increased level of investment in personnel, infrastructure, technology and other resources for our document review business.

Corporate Consulting

Revenues

Corporate Consulting segment revenues decreased $2.5 million, or 11.9%, to $18.9 million for the second quarter of 2009 from $21.4 million for the second quarter of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 47.3%, 52.7% and 0% of this segment’s revenues during the three months ended June 30, 2009, respectively, compared to 44.6%, 54.6% and 0.8%, respectively, for the comparable period in 2008.

The $2.5 million decrease in revenues was primarily attributable to our full-time billable consultant revenues, reflecting a decrease in the number of consultants for this segment, partially offset by an increase in the utilization rate and average billing rate per hour for this segment.

Operating Income

Corporate Consulting segment operating income increased $0.6 million, or 11.3%, to $6.2 million in the three months ended June 30, 2009 from $5.6 million in the three months ended June 30, 2008. Segment operating margin increased to 33.1% for the second quarter of 2009 from 26.2% in the same period last year. The increase in this segment’s operating margin reflects lower total compensation cost as a percentage of revenues and lower general and administrative costs. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Corporate Consulting segment totaled $0.3 million and $1.0 million in the second quarter of 2009 and 2008, respectively, and reduced this segment’s operating margin by 150 basis points and 470 basis points in the second quarter of 2009 and 2008, respectively.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

Revenues increased $46.1 million, or 16.3%, to $328.9 million for the first half of 2009 from $282.8 million for the first half of 2008. We acquired Stockamp on July 8, 2008 and therefore, revenues for the first half of 2009 included revenues generated by Stockamp while revenues for the first half of 2008 did not include any revenues from Stockamp.

Of the overall $46.1 million increase in revenues, $51.2 million was attributable to our full-time billable consultants, partially offset by a $5.1 million decrease attributable to our full-time equivalents. The $51.2 million increase in full-time billable consultant revenues was attributable to an increase in the number of consultants in our Health and Education Consulting segment reflecting our acquisition of Stockamp and internal growth, coupled with an increase in the utilization rate of our consultants. These increases were partially offset by a decline in our average billing rate. The $5.1 million decrease in full-time equivalent revenues resulted from lower demand for our variable, on-demand consultants in our Accounting and Financial Consulting segment, partially offset by higher demand in our Health and Education and Legal Consulting segments.

Total Direct Costs

Our direct costs increased $21.0 million, or 11.2%, to $208.3 million in the first six months of 2009 from $187.3 million in the first six months of 2008. Approximately $23.6 million of the increase was attributable to the increase in the average number of revenue-generating professionals and the promotion of our employees during the year, including 17 to the managing director level effective January 1, 2009, and their related salaries and benefits costs. Additionally, $6.0 million of the increase in direct costs was attributable to an increased usage of independent contractors, in particular within our Legal Consulting segment. These increases were partially offset by a decrease of $10.8 million in non-cash compensation. We recorded non-cash compensation expense totaling $7.1 million and $17.9 million during the first six months of 2009 and 2008, respectively, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” Share-based compensation expense associated with our revenue-generating professionals was $8.5 million in the first six

Huron Consulting Group Inc.

months of 2009 compared to $8.2 million in the comparable period in 2008.

Total direct costs for the six months ended June 30, 2009 included $2.8 million of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition.

Operating Expenses

Selling, general and administrative expenses increased $7.1 million, or 11.5%, to $69.0 million in the first half of 2009 from $61.9 million in the first half of 2008. Of the $7.1 million increase, $2.1 million was due to an increase in non-revenue generating professionals and their related compensation and benefits costs, $1.2 million was attributable to increased severance charges, another $1.2 million was attributable to higher legal fees, $1.1 million was due to higher facilities cost, and $1.0 million was due to an increase in charitable contributions. Share-based compensation expense associated with our non-revenue-generating professionals decreased from $5.3 million in the first half of 2008 to $5.0 million in the first half of 2009.

Depreciation expense increased $1.8 million, or 25.4%, to $8.9 million in the six months ended June 30, 2009 from $7.1 million in the six months ended June 30, 2008 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense decreased $0.7 million, or 20.6%, to $2.7 million for the six months ended June 30, 2009 from $3.4 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.

During the first half of 2009, we recognized a gain of $2.7 million relating to the release of employee non-solicitation agreements and settlement of other contractual obligations.

Operating Income

Operating income increased $16.8 million, or 73.4%, to $39.8 million in the first half of 2009 from $23.0 million in the first half of 2008. Operating margin increased to 12.1% in the six months ended June 30, 2009 compared to 8.1% in the six months ended June 30, 2008. The increase in operating margin was primarily attributable to lower non-cash compensation expense and a gain from the settlement of contractual obligations discussed above. Non-cash compensation expense totaling $7.1 million and $17.9 million during the first six months of 2009 and 2008, respectively, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” reduced our operating margin by 220 basis points and 630 basis points in the first six months of 2009 and 2008, respectively.

As described above under “Restatement of Previously-Issued Financial Statements,” no further Shareholder Payments or Employee Payments will be made as a result of amendments to the agreements among the selling shareholders effective August 1, 2009. We expect to recognize approximately $1.2 million of additional non-cash compensation expense during the third quarter of 2009 related to Shareholder Payments and Employee Payments for that period. In addition, we expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods, which we currently estimate to be no more than $4 million in each of 2009, 2010 and 2011. However, there can be no assurance that additional information will not be discovered that will require future acquisition-related payments pertaining to the Acquired Businesses to continue to be accounted for as non-cash compensation expense, which would be material to our results of operations through 2011. Additionally, as a result of the impact that our restatement may have on our business, we expect to incur a moderate increase in cash compensation expense to retain our top-performing employees. We also expect an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of chargeable hours, the restatement, the SEC investigation with respect to the circumstances that led to the restatement, the SEC inquiry into the allocation of chargeable hours and the private shareholder class action lawsuits in respect of the restatement.

Other Expense

Other expense increased $1.1 million, or 25.3%, to $5.6 million in the first half of 2009 from $4.5 million in the first half of 2008. The $1.1 million increase was primarily due to the following:

•	$1.6 million was attributable to an increase in interest expense from higher levels of borrowings during the

Huron Consulting Group Inc.

first half of 2009, partially offset by a decrease in interest rates.

•	$0.2 million was due to net foreign currency transaction losses.

•

These increases were largely offset by a $0.7 million gain from an increase in the market value of our investments that are used to fund our deferred compensation liability. This gain was offset by an increase in direct costs as our corresponding deferred compensation liability increased.

As further described below under “Liquidity and Capital Resources”, the fees and interest we pay on outstanding borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the Credit Agreement. As a result of our restatement, our historical EBITDA decreased resulting in higher fees and interest expense for certain historical periods totaling $0.1 million. We recognized this amount in the second quarter of 2009. Additionally, the fees and interest expense we pay on outstanding borrowings in the future may exceed those paid historically as a result of a decrease in our EBITDA and the impact of a lower EBITDA on the total debt to EBITDA ratio.

Provision for Income Taxes

Our effective income tax rate decreased to 51.1% for the first half of 2009 from 77.4% for the first half 2008. The lower effective income tax rate in 2009 was primarily attributable to lower non-cash compensation expense, which is not tax deductible because the Shareholder Payments and Employee Payments resulting in the non-cash compensation expense were not made by us.

Net Income

Net income was $16.7 million for the six months ended June 30, 2009 compared to $4.2 million for the same period last year. The increase in net income in 2009 was primarily due to lower non-cash compensation expense totaling $7.1 million in the first half of 2009 compared to $17.9 million in the first half of 2008, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” coupled with a lower effective income tax rate as described above. Diluted earnings per share for the first half of 2009 was $0.82 compared to $0.23 for the first half of 2008. The increase in earnings per share was attributable to lower non-cash compensation expense and a $2.7 million gain described above, partially offset by the dilutive impact of the shares issued in connection with prior business acquisitions. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” reduced net income and diluted earnings per share by $7.1 million and $0.35, respectively, during the first six months of 2009 and $17.9 million and $0.98, respectively, during the first six months of 2008.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues increased $79.0 million, or 73.3%, to $186.8 million for the first half of 2009 from $107.8 million for the first half of 2008. Revenues for the first half of 2009 included revenues from our acquisition of Stockamp while revenues for the first half of 2008 did not include any revenues from Stockamp. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 25.4%, 54.2%, 17.9% and 2.5% of this segment’s revenues during the six months ended June 30, 2009, respectively, compared to 54.1%, 44.7%, 1.2% and 0%, respectively, for the comparable period in 2008.

Of the overall $79.0 million increase in revenues, $70.6 million was attributable to our full-time billable consultants and $8.4 million was attributable to our full-time equivalents. The $70.6 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, partially offset by both a decrease in the utilization rate and the average billing rate per hour for this segment.

Operating Income

Health and Education Consulting segment operating income increased $30.5 million, or 78.5%, to $69.3 million in the six months ended June 30, 2009 from $38.8 million in the six months ended June 30, 2008. The Health and Education Consulting segment operating margin increased to 37.1% for the first half of 2009 from 36.0% in the

Huron Consulting Group Inc.

same period last year. The increase in this segment’s operating margin was attributable to lower non-cash compensation expense and a gain relating to the settlement of contractual obligations, partially offset by higher cash-compensation cost and amortization expense as a percentage of revenues, as well as higher severance charges. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $4.9 million and $6.0 million in the first six months of 2009 and 2008, respectively, and reduced this segment’s operating margin by 260 basis points and 560 basis points in the first six months of 2009 and 2008, respectively.

Accounting and Financial Consulting

Revenues

Accounting and Financial Consulting segment revenues decreased $26.6 million, or 36.2%, to $47.0 million for the first half of 2009 from $73.6 million for the first half of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 91.2%, 8.6% and 0.2% of this segment’s revenues during the first half of 2009, respectively. For the first half of 2008, most of this segment’s revenues were from time-and-expense engagements.

Of the overall $26.6 million decrease in revenues, $10.3 million was attributable to our full-time billable consultants and $16.3 million was attributable to our full-time equivalents. The $10.3 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services and a decrease in the average billing rate per hour for this segment. The $16.3 million decrease in full-time equivalent revenues resulted from a decline in demand for our variable, on-demand consultants.

Operating Income

Accounting and Financial Consulting segment operating income decreased $3.9 million, or 51.2%, to $3.7 million in the six months ended June 30, 2009 from $7.6 million in the six months ended June 30, 2008. Segment operating margin decreased to 7.9% for the first half of 2009 from 10.4% in the same period last year. The decrease in this segment’s operating margin was attributable to higher cash-compensation cost as a percentage of revenues, partially offset by non-cash compensation expense. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Accounting and Financial Consulting segment totaled $1.6 million and $9.9 million in the first six months of 2009 and 2008, respectively, and reduced this segment’s operating margin by 350 basis points and 1,350 basis points in the first six months of 2009 and 2008, respectively.

Legal Consulting

Revenues

Legal Consulting segment revenues decreased $1.6 million, or 2.9%, to $54.1 million for the first half of 2009 from $55.7 million for the first half of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 89.2%, 10.7% and 0.1% of this segment’s revenues during the six months ended June 30, 2009, respectively, compared to 90.0%, 8.5% and 1.5%, respectively, for the comparable period in 2008.

Of the overall $1.6 million decrease in revenues, $4.1 million was attributable to our full-time billable consultant, partially offset by an increase of $2.5 million attributable to our full-time equivalents. The $4.1 million decrease in full-time billable consultant revenues reflected a decrease in both the utilization rate and the average billing rate per hour for this segment. The $2.5 million in full-time equivalent revenues reflected a greater demand for our document review services.

Operating Income

Legal Consulting segment operating income decreased $5.7 million, or 34.2%, to $11.0 million in the six months ended June 30, 2009 from $16.7 million in the six months ended June 30, 2008. Segment operating margin decreased to 20.2% for the first half of 2009 from 29.9% in the same period last year. The decrease in this segment’s operating margin was attributable to higher total compensation cost as a percentage of revenues, coupled with an increased level of investment in personnel, infrastructure, technology and other resources for our document review business.

Huron Consulting Group Inc.

Corporate Consulting

Revenues

Corporate Consulting segment revenues decreased $4.7 million, or 10.2%, to $41.0 million for the first half of 2009 from $45.7 million for the first half of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 47.1%, 52.9% and 0% of this segment’s revenues during the six months ended June 30, 2009, respectively, compared to 47.0%, 49.8% and 3.2%, respectively, for the comparable period in 2008.

The $4.7 million decrease in revenues was primarily attributable to our full-time billable consultant revenues, reflecting a decrease in the number of consultants for this segment, partially offset by an increase in the utilization rate and average billing rate per hour for this segment.

Operating Income

Corporate Consulting segment operating income remained steady at $14.1 million in the six months ended June 30, 2009 compared to $14.0 million in the six months ended June 30, 2008. Segment operating margin increased to 34.4% for the first half of 2009 from 30.6% in the same period last year. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Corporate Consulting segment totaled $0.6 million and $2.0 million in the six months ended June 30, 2009 and 2008, respectively, and reduced this segment’s operating margin by 150 basis points and 440 basis points in the first six months of 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $8.5 million, from $14.1 million at December 31, 2008 to $5.6 million at June 30, 2009. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Cash flows provided by operating activities totaled $31.7 million for the six months ended June 30, 2009, compared to $4.8 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable affect these account balances. The increase in cash provided by operations was attributable to lower bonuses paid during the first half of 2009 as compared to the same period last year. The increase in cash provided by operations during the first half of 2009 was also attributable to us collecting cash on our receivables more quickly during the first half of 2009 as compared to the first half of 2008. This was largely due to our integration of Stockamp, which has a practice of billing its clients and collecting cash in advance. The increase in cash during the first half of 2009 was partially offset by a decrease in deferred revenues primarily related to Stockamp’s software support and maintenance fees, which are billed and collected in advance and recognized as revenues over the support period, which is generally one year.

Cash used in investing activities was $56.3 million for the six months ended June 30, 2009 and $49.1 million for the same period last year. The use of cash in the first half of 2009 and 2008 primarily consisted of payments of additional purchase consideration earned by the selling shareholders of businesses that we acquired, totaling $46.2 million in 2009 and $32.8 million in 2008. The use of cash in the first half of 2009 and 2008 also included purchases of property and equipment.

At June 30, 2009, we had a credit agreement with various financial institutions under which we may borrow up to $460.0 million, with an accordion feature allowing for an additional amount of up to $60.0 million to be borrowed upon approval from the lenders. The credit agreement consists of a $240.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”), which was drawn in a single advance of $220.0 million on July 8, 2008 to fund, in part, our acquisition of Stockamp. The borrowing capacity under the credit agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At June 30, 2009, outstanding letters of credit totaled $5.7 million and are used as security deposits for our office facilities. As of June 30, 2009, the borrowing capacity under the credit agreement was $137.3 million.

Huron Consulting Group Inc.

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

Under the credit agreement, dividends are restricted to an amount up to $10.0 million per fiscal year plus 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions need to be approved by the lenders. The credit agreement includes quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.50 to 1.00 and a maximum leverage ratio of 3.00 to 1.00, as those ratios are defined in the credit agreement. At June 30, 2009, we were in compliance with these financial covenants with a fixed charge coverage ratio of 2.92 to 1.00 and a leverage ratio of 2.07 to 1.00.

During the first six months of 2009, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired and that were accrued for at December 31, 2008. We also made borrowings to fund our daily operations. During the six months ended June 30, 2009, the average daily outstanding balance under our credit facility was $302.4 million. Borrowings outstanding under this credit facility at June 30, 2009 totaled $295.0 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted-average interest rate of 2.8%, including the effect of the interest rate swap described below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Borrowings outstanding at December 31, 2008 totaled $280.0 million and carried a weighted-average interest rate of 3.1%. At both June 30, 2009 and December 31, 2008, we were in compliance with our debt covenants.

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

Future Needs

Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which will require investment in new hires, acquisitions of complementary businesses, expansion into other geographic areas, and capital expenditures for information technology, office space, furniture and fixtures, as well as leasehold improvements. In connection with our past business acquisitions, we are required under earn-out provisions to pay additional purchase consideration to the sellers if specific financial performance targets are met. We also have cash needs to service our credit facility and repay our term loan. Further, we have other cash commitments relating to other future contractual obligations. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets, which declined significantly during 2008 and may continue to decline in the remainder of 2009. As discussed under the heading “Restatement of Previously-Issued Financial Statements” in this “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I - Item 1. Consolidated Financial

Huron Consulting Group Inc.

Statements”, we expect to engage in an impairment analysis with respect to the carrying value of our goodwill in connection with the significant decline in the price of our common stock since our July 31, 2009 announcement of our intention to restate our financial statements, which analysis could result in our not being in compliance with the financial covenants under the Credit Agreement.

CONTRACTUAL OBLIGATIONS

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K/A for the year ended December 31, 2008. There have been no significant changes in our contractual obligations since December 31, 2008 except as described below:

•

During the first half of 2009, we paid additional purchase consideration to selling shareholders of businesses that we acquired as financial performance targets were met in 2008. The aggregate purchase consideration paid totaled $46.2 million.

•	During the first half of 2009, our long-term borrowings increased from $280.0 million as of December 31, 2008 to $295.0 million as of June 30, 2009.

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

Huron Consulting Group Inc.

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

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which increases the frequency of fair value disclosures by requiring both interim and annual disclosures. We adopted FSP 107-1 and APB No. 28-1 on a prospective basis effective beginning on April 1, 2009. The adoption of this statement did not have any impact on our financial statements as it contains only disclosure requirements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted SFAS No. 165 on a prospective basis effective beginning on April 1, 2009. The adoption of this statement did not have any impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement amends FASB Interpretation No. 46(R) to require an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. SFAS No. 167 will be effective for us beginning on January 1, 2010. We are currently evaluating the impact that the adoption of this statement may have on our future financial position, results of operations, earnings per share, and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (“Codification”). The Codification will become the source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws will also be sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 will be effective for us beginning on July 1, 2009. We do not expect the adoption of this statement to have a material impact on our future financial position, results of operations, earnings per share, and cash flows.

Huron Consulting Group Inc.

SUBSEQUENT EVENTS

In response to current market conditions and lowered revenue expectations, during the third quarter of 2009, we initiated a cost reduction program to align our cost structure with anticipated demand. This cost reduction program is estimated to result in an annualized $30 million reduction in expenses. These efforts are expected to allow us to maintain solid operating margins until economic conditions improve. We currently estimate we will recognize approximately $4 million to $6 million of restructuring charges associated with this cost reduction program in the third quarter of 2009.

See above under the heading “Restatement of Previously-Issued Financial Statements” in this “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I - Item 1. Consolidated Financial Statements” for a discussion of certain other events that occurred subsequent to June 30, 2009 and up to the time of the filing of this report on August 17, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily from changes in interest rates, changes in the price of our common stock and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate or Prime Rate. At June 30, 2009, we had borrowings outstanding totaling $295.0 million that carried a weighted-average interest rate of 2.8%. A hypothetical one percent change in this interest rate would have a $3.0 million effect on our pre-tax income.

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this interest rate swap to hedge against the risk of changes in future cash flows related to changes in interest rate on $100.0 million of the total variable-rate borrowings outstanding under our credit facility. Under the terms of the agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively fixed our LIBOR-based rate for $100.0 million of our debt beginning on March 31, 2009 and through February 23, 2012. Including the impact of the swap, the effective interest rate on $100.0 million of our debt was 3.7% as of June 30, 2009. We expect this hedge to be highly effective.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of June 30, 2009.

In connection with our acquisition of Stockamp and an amendment to the Wellspring Stock Purchase Agreement, we issued a total of 1,541,036 shares of our common stock to the sellers of Stockamp and Wellspring. Additionally, we provided them with a protection against a decline in the value of the shares issued until the restrictions on the shares have lapsed. As such, we are subject to market risk relating to our common stock. Of the 1,541,036 shares issued, the restrictions on 1,210,814 shares lapsed in January 2009 and we were not required to make further payments. The restrictions on the remaining 330,222 shares that were placed in escrow lapsed in July 2009 and we made a price protection payment of $0.2 million to Stockamp.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I – Item 1. Consolidated Financial Statements,” we have amended our annual report on Form 10-K for the year ended December 31, 2008 and our quarterly report on Form 10-Q for the period ended March 31,

Huron Consulting Group Inc.

2009. As discussed in those sections, the Shareholder Payments and Employee Payments were not properly recorded in our financial statements because senior management did not properly take into account the impact of the selling shareholders’ redistribution of the acquisition-related payments when determining the appropriate accounting treatment. In some cases, senior management was unaware of the redistributions. In other cases, senior management was aware of the redistributions but either misunderstood or misapplied the appropriate accounting guidance. As a result, the facts and circumstances surrounding the Shareholder Payments and Employee Payments were not fully described in representation letters previously provided to our independent auditors.

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation and as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is not accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

As discussed below, we have identified a material weakness in our internal control over financial reporting related to our accounting for certain acquisition-related payments received by the selling shareholders of specific businesses we acquired that were subsequently redistributed by the selling shareholders among themselves and to other select Huron employees. As a result of our identification of such material weakness, we performed substantial additional procedures to determine how such acquisition-related payments were redistributed among such selling shareholders and to such employees and to reconcile such redistribution with our underlying records. We also engaged in a related analysis of our underlying records and our financial statements in light of the redistribution of the acquisition-related payments to determine the completeness and accuracy of our underlying records and our financial statements with respect to such redistribution. These procedures and our related analysis were undertaken to identify the accounting adjustments required with respect to the redistribution of such acquisition-related payments by the selling shareholders to ensure that our consolidated financial statements included in this quarterly report on Form 10-Q could be presented in accordance with GAAP.

Notwithstanding the material weakness described below, we believe that, because we performed the substantial additional procedures and analysis described above and recorded the appropriate accounting adjustments, the consolidated financial statements for the periods included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with GAAP.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we reevaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this reevaluation, we have concluded that we did not maintain effective controls to ensure the appropriate recording and reporting of certain acquisition-related payments. Specifically, the Company’s controls were not designed to ensure that the redistribution of such acquisition-related payments among the selling shareholders and to certain of our employees was correctly recorded in accordance with GAAP, including guidance promulgated by the SEC.

This failure to correctly account for the redistribution of such acquisition-related payments resulted in misstatements in our consolidated financial statements for the quarter ended March 31, 2009 and for the years ended December 31, 2008, 2007 and 2006, including the quarterly periods in each of those years, that were not prevented or detected as more fully described in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I – Item 1. Consolidated Financial Statements.” This control deficiency could result in a material misstatement of direct costs, total direct costs and reimbursable expenses, operating income, income before provision for income taxes, net income, earnings per share, additional paid-in-capital and retained earnings that could result in a material misstatement of the Company’s annual and interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material

Huron Consulting Group Inc.

misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described in our 2008 Annual Report on Form 10-K/A, we have engaged in and continue to engage in significant efforts to address the material weakness in our internal control over financial reporting, and it is our goal to remediate the material weakness as soon as practicable.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

In addition to the SEC investigation with respect to the circumstances that led to the restatement, the Company conducted a separate inquiry, in response to an inquiry from the SEC, into the allocation of chargeable hours. This matter has no impact on billings to the Company’s clients, but could impact the timing of when revenue is recognized. Based on the Company’s internal inquiry to date, the Company has concluded that an adjustment to its historical financial statements is not required with respect to the matter. The SEC inquiry with respect to the allocation of chargeable hours is ongoing, and we intend to cooperate fully with the SEC in its inquiry.

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

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this quarterly report on Form 10-Q, we are not a party to or threatened with any other litigation or legal proceeding that, in the opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

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

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2009, we re-acquired 8,608 shares of common stock with a weighted-average fair market value of $43.39 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2009	6,134	$42.43	N/A	N/A
May 2009	2,474	$45.76	N/A	N/A
June 2009	—	$—	N/A	N/A

Total	8,608	$43.39	N/A	N/A

N/A – Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Huron Consulting Group Inc. was held on May 6, 2009, and a total of 20,223,738 shares were present in person or by proxy at the annual meeting. The shareholders of Huron Consulting Group Inc. voted on the following proposals:

Proposal No. 1 – Election of directors

Name	Shares For	Shares Withheld
DuBose Ausley	19,169,644	1,054,094
John S. Moody	19,170,872	1,052,866

The other members of our board of directors whose terms of office continued after the meeting were: James D. Edwards, Gary E. Holdren, H. Eugene Lockhart, George E. Massaro, and John F. McCartney.

Proposal No. 3 – To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2009.

Shares For	Shares Against	Shares Abstain	Broker Non-votes
20,070,193	149,573	3,972	—

Following these votes, we adjourned our annual meeting without taking any action on Proposal 2, which related to the approval of our 2004 Omnibus Stock Plan, as amended through the second amendment to the plan.

The reconvened annual meeting was held on June 2, 2009, and a total of 20,414,902 shares were present in person or by proxy at the annual meeting. The shareholders of Huron Consulting Group Inc. voted on the following proposal:

Proposal No. 2 – To approve an amendment to our 2004 Omnibus Stock Plan.

Huron Consulting Group Inc.

Shares For	Shares Against	Shares Abstain	Broker Non-votes
8,565,354	10,553,110	179,727	1,116,711

ITEM 5.	OTHER INFORMATION

In connection with electing George Massaro as Non-Executive Chairman of the Company’s Board of Directors, on August 17, 2009, our Board of Directors ratified the amendment and restatement of the Company’s Amended and Restated Bylaws, effective as of July 30, 2009, to clarify that the chairman of our Board of Directors (the “Chairman”) need not be an officer of the Company and to make certain other conforming changes. The principle revisions include the following: (a) adding a chief executive officer to the list of officers that may be chosen by the Board of Directors, (b) adding certain responsibilities to the role of Chairman and providing that the Chairman may, but need not, be a designated officer, (c) deleting language that provided that the Chairman shall be the chief executive officer and that granted certain specific managerial responsibilities to the Chairman, (d) adding a section defining the responsibilities of the chief executive officer and providing that the chief executive officer may, but need not, be Chairman, (e) deleting language that granted certain specific managerial responsibilities to the president and clarifying that, in the absence of the chief executive officer, the president will perform the duties of the chief executive officer and (f) adding the chief executive officer to the list of individuals to which the president, chief operating officer, chief financial officer, secretary, treasurer, assistant secretaries and assistant treasurers report.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit
3.1	Amended and Restated Bylaws of Huron Consulting Group Inc., effective as of July 30, 2009.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Huron Consulting Group Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	August 17, 2009	/s/ James K. Rojas
James K. Rojas
Chief Financial Officer