Form 10-Q
period 2009-09-30
Huron Consulting Group Inc.
filed 2009-11-05
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50976

Huron Consulting Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0666114 (IRS Employer Identification Number)
550 West Van Buren Street
Chicago, Illinois
60607
(Address of principal executive offices)
(Zip Code)
(312) 583-8700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of October 30, 2009, approximately 21,313,531 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$26,731	$14,106
Receivables from clients, net	109,129	88,071
Unbilled services, net	63,743	43,111
Income tax receivable	358	3,496
Deferred income taxes	18,636	15,708
Prepaid expenses and other current assets	16,037	14,563

Total current assets	234,634	179,055
Property and equipment, net	42,407	44,708
Deferred income taxes	40,527	2,064
Other non-current assets	17,461	15,722
Intangible assets, net	24,553	32,372
Goodwill	401,706	505,676

Total assets	$761,288	$779,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,592	$6,505
Accrued expenses	31,037	27,361
Accrued payroll and related benefits	63,632	48,374
Accrued consideration for business acquisitions	211	60,099
Income tax payable	4,326	2,086
Deferred revenues	18,499	21,208
Current portion of capital lease obligations	320	518

Total current liabilities	131,617	166,151
Non-current liabilities:
Deferred compensation and other liabilities	8,562	5,511
Capital lease obligations, net of current portion	50	204
Bank borrowings	301,500	280,000
Deferred lease incentives	8,547	8,705

Total non-current liabilities	318,659	294,420
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 22,195,397 and 21,387,679 shares issued at September 30, 2009 and December 31, 2008, respectively	212	202
Treasury stock, at cost, 813,643 and 404,357 shares at September 30, 2009 and December 31, 2008, respectively	(42,957)	(21,443)
Additional paid-in capital	325,266	263,485
Retained earnings	29,459	76,731
Accumulated other comprehensive income (loss)	(968)	51

Total stockholders’ equity	311,012	319,026

Total liabilities and stockholders’ equity	$761,288	$779,597

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenues and reimbursable expenses:
Revenues	$172,228	$168,659	$501,084	$451,461
Reimbursable expenses	14,652	16,696	42,038	40,874

Total revenues and reimbursable expenses	186,880	185,355	543,122	492,335
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	108,813	106,310	317,117	293,650
Intangible assets amortization	961	3,036	3,734	3,084
Reimbursable expenses	14,630	16,734	42,035	40,922

Total direct costs and reimbursable expenses	124,404	126,080	362,886	337,656

Operating expenses:
Selling, general and administrative	29,737	34,435	98,389	96,377
Restructuring charges	2,090	2,343	2,090	2,343
Restatement related expenses	13,042	—	13,427	—
Depreciation and amortization	5,697	6,260	17,304	16,768
Impairment charge on goodwill	106,000	—	106,000	—

Total operating expenses	156,566	43,038	237,210	115,488
Other gain	—	—	2,687	—

Operating income (loss)	(94,090)	16,237	(54,287)	39,191
Other income (expense):
Interest expense, net of interest income	(3,256)	(4,938)	(9,009)	(9,065)
Other income (expense)	1,025	(518)	1,196	(847)

Total other expense	(2,231)	(5,456)	(7,813)	(9,912)

Income (loss) before income tax expense (benefit)	(96,321)	10,781	(62,100)	29,279
Income tax expense (benefit)	(32,327)	8,343	(14,828)	22,657

Net income (loss)	$(63,994)	$2,438	$(47,272)	$6,622

Earnings (loss) per share:
Basic	$(3.16)	$0.13	$(2.36)	$0.37
Diluted	$(3.16)	$0.12	$(2.36)	$0.35

Weighted average shares used in calculating earnings (loss) per share:
Basic	20,239	18,901	20,061	17,947
Diluted	20,239	19,845	20,061	18,750
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
						Other
						Compre-
				Additional		hensive
	Common Stock		Treasury	Paid-In	Retained	Income	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2008 (Restated)	20,183,908	$202	$(21,443)	$263,485	$76,731	$51	$319,026
Comprehensive loss:
Net loss	—	—	—	—	(47,272)	—	(47,272)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(642)	(642)
Unrealized loss on cash flow hedging instrument, net of tax	—	—	—	—	—	(377)	(377)

Total comprehensive loss							(48,291)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	559,034	6	(18,351)	18,345	—	—	—
Exercise of stock options	93,415	1	—	159	—	—	160
Business combination	330,222	3	—	14,759	—	—	14,762
Share-based compensation	—	—	—	16,574	—	—	16,574
Shares redeemed for employee tax withholdings	—	—	(3,163)	—	—	—	(3,163)
Income tax benefit on share- based compensation	—	—	—	3,611	—	—	3,611
Capital contributed by selling shareholders of acquired businesses	—	—	—	8,333	—	—	8,333

Balance at September 30, 2009	21,166,579	$212	$(42,957)	$325,266	$29,459	$(968)	$311,012

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(47,272)	$6,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,038	19,852
Share-based compensation	16,574	20,421
Non-cash compensation	8,333	23,952
Allowances for doubtful accounts and unbilled services	3,527	3,859
Deferred income taxes	(40,681)	375
Impairment charge on goodwill	106,000	—
Non-cash gain and other	(2,686)	—
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(21,620)	(6,354)
Increase in unbilled services	(24,167)	(29,867)
Decrease in current income tax receivable / payable, net	5,306	7,459
Decrease (increase) in other assets	308	(7,494)
Increase in accounts payable and accrued liabilities	16,246	8,805
Increase (decrease) in accrued payroll and related benefits	14,943	(11,874)
(Decrease) increase in deferred revenues	(3,879)	8,653

Net cash provided by operating activities	51,970	44,409

Cash flows from investing activities:
Purchases of property and equipment, net	(10,971)	(17,478)
Net investment in life insurance policies	(1,424)	(1,326)
Purchases of businesses, net of cash acquired	(48,370)	(227,537)

Net cash used in investing activities	(60,765)	(246,341)

Cash flows from financing activities:
Proceeds from exercise of stock options	160	231
Shares redeemed for employee tax withholdings	(3,163)	(5,773)
Tax benefit from share-based compensation	3,611	9,337
Proceeds from borrowings under credit facility	202,000	575,500
Repayments on credit facility	(180,500)	(364,000)
Payments of capital lease obligations	(283)	(1,321)

Net cash provided by financing activities	21,825	213,974

Effect of exchange rate changes on cash	(405)	(490)

Net increase in cash and cash equivalents	12,625	11,552
Cash and cash equivalents at beginning of the period	14,106	2,993

Cash and cash equivalents at end of the period	$26,731	$14,545

Supplemental disclosure of cash flow information:
Non-cash investing activity:
Issuance of common stock in connection with business combinations	$—	$55,000
Issuance of common stock in connection with business combination classified as a liability	$—	$15,000
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations and cash flows for the three and nine months ended September 30, 2008 have been restated as described in note “3. Restatement of Previously-Issued Financial Statements.” These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in Amendment No. 1 on Form 10-K/A, Amendment No. 1 on Form 10-Q/A for the period ended March 31, 2009 and our Quarterly Report on Form 10-Q for the period ended June 30, 2009.
Certain amounts reported in the previous year have been reclassified to conform to the 2009 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
3. Restatement of Previously-Issued Financial Statements
In this quarterly report on Form 10-Q we are restating the following previously-issued financial statements:
•	Our consolidated balance sheet as of December 31, 2008;
•	Our consolidated statements of income for the three and nine months ended September 30, 2008; and
•	Our consolidated statement of cash flows for the nine months ended September 30, 2008.
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
It came to the attention of the Audit Committee of our Board of Directors that, in connection with one of these acquisitions, the selling shareholders had an agreement among themselves to reallocate a portion of their earn-outs to an employee of the Company who was not a selling shareholder. Following this discovery, the Audit Committee commenced an inquiry into the relevant facts and circumstances of all of our prior acquisitions to determine if similar situations existed. The Audit Committee notified the Company’s independent auditors who had not previously been aware of the Shareholder Payments and the Employee Payments (in each case, as defined below).

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
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

The restatement was necessary because we failed to account for the Shareholder Payments and the Employee Payments in accordance with GAAP. The selling shareholders were not prohibited from making the Shareholder Payments or the Employee Payments under the terms of the purchase agreements with the Company for the acquisitions of the Acquired Businesses. However, under GAAP, including guidance promulgated by the SEC, actions of economic interest holders in a company may be imputed to the company itself. The selling shareholders of the Acquired Businesses meet the criteria of economic interest holders of Huron due to their ability to earn additional consideration from Huron. As such, when the selling shareholders redistribute acquisition-related payments among themselves or redistribute a portion of their acquisition-related payments to our employees who were not selling shareholders based on employment or performance-based criteria, these payments are viewed as resulting from services that are assumed to have benefited Huron and must therefore be recorded as non-cash compensation expense incurred by Huron under GAAP. Accordingly, the Employee Payments and the Shareholder Payments are imputed to us. In the case of the Shareholder Payments, such payments are imputed to us even when the amounts that are received by the selling shareholders in the redistribution do not differ significantly from the amounts the selling shareholders would have received if the portion of the acquisition-related payments redistributed based on performance or employment had been distributed solely in accordance with the ownership interests of the applicable selling shareholders on the date we acquired the business. In effect, the Shareholder Payments and the Employee Payments are in substance a second and separate transaction from our acquisition of the Acquired Businesses, which should have been recorded as a separate non-cash accounting entry. Both the Shareholder Payments and the Employee Payments are therefore required to be reflected as non-cash compensation expense of Huron, and the selling shareholders are deemed to have made a capital contribution to Huron. The entries are non-cash because the payments were made directly by the selling shareholders from the acquisition proceeds they received from us. We did not expend additional cash with respect to the compensation charge.
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
In light of these determinations and given the magnitude of the accounting errors underlying the restatement, our Board of Directors concluded that it was appropriate for the Company to appoint a new Chairman, a new Chief Executive Officer, a new Chief Financial Officer and a new Chief Accounting Officer. Our Board of Directors and Gary Holdren, our then Chief Executive Officer, agreed that he should resign as Chairman of the Board and Chief Executive Officer. George Massaro, who was the then Vice Chairman of the Board of Directors, was elected as our Non-Executive Chairman of the Board of Directors. James Roth, one of the founders of the Company, was named Chief Executive Officer. James Rojas, another founder of the Company, was named Chief Financial Officer, succeeding Gary Burge who will remain with the Company until the end of 2009. Wayne Lipski, previously Chief Accounting Officer, left the Company during the third quarter. On November 3, 2009, James Roth was appointed to the Board of Directors and James Rojas was appointed Treasurer, in addition to his current position of Chief Financial Officer. The role of Chief Accounting Officer has not been filled.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
Based on the results of the Company’s inquiry into the acquisition-related payments to date and the agreement amendments described below, earn-outs for the period after August 1, 2009 are accounted for as additional purchase consideration and not also as non-cash compensation expense. Effective August 1, 2009, the selling shareholders of two of the Acquired Businesses each amended certain agreements related to the earn-outs to provide that future earn-outs will be distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date we acquired the business with no required continuing employment. The amended agreements provide that no further Shareholder Payments or Employee Payments will be made. We recognized $1.2 million of non-cash compensation expense during the third quarter of 2009 related to Shareholder Payments and Employee Payments for the period July 1 to July 31, 2009, in addition to the $7.1 million previously recognized for the first six months of 2009. Earn-out payments for one of the Acquired Businesses are payable through March 31, 2010, and the earn-out payments for a second Acquired Business are payable through December 31, 2011. There are no additional earn-out obligations related to the other two Acquired Businesses.
On August 4, 2009, we signed an Acknowledgment and Consent Agreement with respect to our Revolving Credit and Term Loan Credit Agreement (the “Credit Agreement”). We requested an advance of $6.0 million under the revolving credit facility to fund working capital needs during the interim period while we restated our financial statements. The lenders agreed to this request subject to a reservation of rights under the Credit Agreement. This advance, together with collections on our accounts receivable, provided adequate working capital during the interim period prior to the restatement of our financial statements.
On September 30, 2009, we entered into an eighth amendment to the Credit Agreement (the “Eighth Amendment to the Credit Agreement”) and a security agreement with Bank of America as Administrative Agent (the “Security Agreement”), each of which is described in note “8. Borrowings.”
Following entry into the Eighth Amendment to the Credit Agreement, we were in compliance with all of the applicable debt covenants at September 30, 2009. In addition, based upon projected operating results, management believes it is probable that we will meet the financial covenants of the Credit Agreement discussed above, as amended, at future covenant measurement dates. Accordingly, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470, “Debt” (formerly Emerging Issues Task Force 86-30 “Classification of Obligations When a Violation is Waived by the Creditor”), all amounts not due within the next twelve months under the amended loan terms have been classified as long-term liabilities. In the absence of the Eighth Amendment to the Credit Agreement, we would not have been in compliance with the then existing debt covenants. See note “8. Borrowings” for a discussion of the Credit Agreement, the Eighth Amendment to the Credit Agreement and the Security Agreement.
On July 31, 2009, immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day next following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in the price of our common stock, we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009 and recorded a $106.0 million non-cash pretax charge for the impairment of goodwill. This impairment charge was recognized to reduce the carrying value of goodwill in our Accounting and Financial Consulting reporting unit ($59.0 million) and our Corporate Consulting reporting unit ($47.0 million). The impairment charge is non-cash in nature and does not affect the Company’s liquidity. As a result of the charge recognized during the third quarter, the carrying amount of our goodwill was reduced to $401.7 million at September 30, 2009. As described in note “8. Borrowings”, under the definition of consolidated EBITDA under the Credit Agreement, as amended, the impairment charge will be an add back for the period ended September 30, 2009. See note “6. Goodwill and Intangible Assets.”
The SEC has commenced an investigation with respect to the circumstances that led to the restatement and a separate investigation into the allocation of time in certain practice groups. As often happens in these circumstances, the United States Attorney’s Office (“USAO”) for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO. In addition, several purported shareholder class action complaints and derivative lawsuits have been filed in connection with the restatement. See note “14. Commitments and Contingencies” for a discussion of the SEC investigations, the USAO’s request for certain documents, and the private shareholder class action lawsuits and derivative lawsuits.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
As a result of the correction of the accounting errors, which are not tax deductible, related to the accounting for the acquisition-related payments, we recalculated our provision for income taxes for each of the quarterly periods using the annual effective income tax rate method in accordance with FASB ASC Topic 740, “Income Taxes” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 109 — “Accounting for Income Taxes”). As such, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. However, there is no change to our provision for income taxes or our tax accounts on an annual basis. While the correction of these errors significantly reduced our net income and earnings per share for each of the affected periods, it had no effect on our total assets, total liabilities, or total stockholders’ equity on an annual basis. Further, the correction of these errors had no effect on our net cash flows. The table below summarizes the impact of the restatement on our consolidated statements of operations for the three and nine months ended September 30, 2008 (in thousands, except earnings per share).

	September 30, 2008
	Three	Nine
	Months	Months
	Ended	Ended
Shareholder Payments	$4,708	$19,935
Employee Payments	1,339	4,017

Total Non-cash Compensation Expense	$6,047	$23,952

Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$6,047	$23,952
Increase (Decrease) in Provision for Income Taxes	$345	$(1,722)
Decrease in Net Income	$(6,392)	$(22,230)
Decrease in Basic Earnings Per Share	$(0.33)	$(1.24)
Decrease in Diluted Earnings Per Share	$(0.32)	$(1.19)
Expenses incurred in connection with the restatement totaled $13.0 million and $13.4 million in the three and nine months ended September 30, 2009, respectively. Expenses incurred in connection with the restatement are primarily comprised of legal and accounting fees, as well as the settlement costs of an indemnification claim arising in connection with a representation and warranty in a purchase agreement for a previous acquisition.
The tables below present the effects of the restatement on our previously-issued consolidated financial statements as of December 31, 2008 and for the three and nine months ended September 30, 2008.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
Consolidated Balance Sheet

	As of December 31, 2008
		Adjust-
	As Reported	ments	Restated
Assets
Current assets:
Cash and cash equivalents	$14,106		$14,106
Receivables from clients, net	88,071		88,071
Unbilled services, net	43,111		43,111
Income tax receivable	3,496		3,496
Deferred income taxes	15,708		15,708
Prepaid expenses and other current assets	14,563		14,563

Total current assets	179,055	—	179,055
Property and equipment, net	44,708		44,708
Deferred income taxes	2,064		2,064
Other non-current assets	15,722		15,722
Intangible assets, net	32,372		32,372
Goodwill	505,676		505,676

Total assets	$779,597	—	$779,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,505		$6,505
Accrued expenses	27,361		27,361
Accrued payroll and related benefits	48,374		48,374
Accrued consideration for business acquisitions	60,099		60,099
Income tax payable	2,086		2,086
Deferred revenues	21,208		21,208
Bank borrowings	—		—
Note payable and current portion of capital lease obligations	518		518

Total current liabilities	166,151	—	166,151
Non-current liabilities:
Deferred compensation and other liabilities	5,511		5,511
Capital lease obligations, net of current portion	204		204
Bank borrowings	280,000		280,000
Deferred lease incentives	8,705		8,705

Total non-current liabilities	294,420	—	294,420
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized	202		202
Treasury stock, at cost	(21,443)		(21,443)
Additional paid-in capital	211,464	52,021	263,485
Retained earnings	128,752	(52,021)	76,731
Accumulated other comprehensive income (loss)	51		51

Total stockholders’ equity	319,026	—	319,026

Total liabilities and stockholders’ equity	$779,597	—	$779,597

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
Consolidated Statements of Income (Unaudited)

	Three months ended			Nine months ended
	September 30, 2008			September 30, 2008
		Adjust-			Adjust-
	As Reported	ments	Restated	As Reported	ments	Restated
Revenues and reimbursable expenses:
Revenues	$168,659		$168,659	$451,461		$451,461
Reimbursable expenses	16,696		16,696	40,874		40,874

Total revenues and reimbursable expenses	185,355	—	185,355	492,335	—	492,335

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	100,263	6,047	106,310	269,698	23,952	293,650
Intangible assets amortization	3,036		3,036	3,084		3,084
Reimbursable expenses	16,734		16,734	40,922		40,922

Total direct costs and reimbursable expenses	120,033	6,047	126,080	313,704	23,952	337,656

Operating expenses:
Selling, general and administrative	34,435		34,435	96,377		96,377
Depreciation and amortization	6,260		6,260	16,768		16,768
Restructuring charges	2,343		2,343	2,343		2,343

Total operating expenses	43,038	—	43,038	115,488	—	115,488

Operating income	22,284	(6,047)	16,237	63,143	(23,952)	39,191

Other income (expense):
Interest income (expense), net	(4,938)		(4,938)	(9,065)		(9,065)
Other income (expense)	(518)		(518)	(847)		(847)

Total other expense	(5,456)	—	(5,456)	(9,912)	—	(9,912)

Income before provision for income taxes	16,828	(6,047)	10,781	53,231	(23,952)	29,279
Provision for income taxes	7,998	345	8,343	24,379	(1,722)	22,657

Net income	$8,830	(6,392)	$2,438	$28,852	(22,230)	$6,622

Earnings per share:
Basic	$0.46	(0.33)	$0.13	$1.61	(1.24)	$0.37
Diluted	$0.44	(0.32)	$0.12	$1.54	(1.19)	$0.35

Weighted average shares used in calculating earnings per share:
Basic	18,901	—	18,901	17,947	—	17,947
Diluted	19,845	—	19,845	18,750	—	18,750

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2008
		Adjust-
	As Reported	ments	Restated
Cash flows from operating activities:

Net income	$28,852	(22,230)	$6,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,852		19,852
Share-based compensation	20,421		20,421
Non-cash compensation	—	23,952	23,952
Allowances for doubtful accounts and unbilled services	3,859		3,859
Deferred income taxes	375		375
Other	—		—
Change in operating assets and liabilities, net of businesses acquired:
Increase in receivables from clients	(6,354)		(6,354)
Increase in unbilled services	(29,867)		(29,867)
Decrease in income tax receivable/payable, net	9,181	(1,722)	7,459
Increase in other assets	(7,494)		(7,494)
Increase in accounts payable and accrued liabilities	8,805		8,805
Decrease in accrued payroll and related benefits	(11,874)		(11,874)
Increase in deferred revenues	8,653		8,653

Net cash provided by operating activities	44,409	—	44,409

Cash flows from investing activities:
Purchases of property and equipment, net	(17,478)		(17,478)
Net investment in life insurance policies	(1,326)		(1,326)
Purchases of businesses, net of cash acquired	(227,537)		(227,537)

Net cash used in investing activities	(246,341)	—	(246,341)

Cash flows from financing activities:
Proceeds from exercise of stock options	231		231
Shares redeemed for employee tax withholdings	(5,773)		(5,773)
Tax benefit from share-based compensation	9,337		9,337
Proceeds from borrowings under credit facility	575,500		575,500
Repayments on credit facility	(364,000)		(364,000)
Payments of capital lease obligations	(1,321)		(1,321)

Net cash provided by financing activities	213,974	—	213,974

Effect of exchange rate changes on cash	(490)	—	(490)

Net increase in cash and cash equivalents	11,552		11,552
Cash and cash equivalents at beginning of the period	2,993		2,993

Cash and cash equivalents at end of the period	$14,545	—	$14,545

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
4. New Accounting Pronouncements
In September 2006, the FASB issued a new accounting pronouncement regarding fair value (formerly SFAS No. 157 — “Fair Value Measurements”). This pronouncement, located under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. We adopted this pronouncement effective beginning on January 1, 2008 for financial assets and financial liabilities, which did not have any impact on our financial statements. In February 2008, the FASB delayed by one year the effective date of this pronouncement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted this pronouncement effective beginning on January 1, 2009 for nonfinancial assets and nonfinancial liabilities, which did not have any impact on our financial statements.
In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS No. 141 (revised 2007) — “Business Combinations”). This pronouncement, located under FASB ASC Topic 805, “Business Combinations,” was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. This pronouncement retains the purchase method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact on us include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. ASC Topic 805 also requires an acquirer to recognize at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value can be determined on the date of acquisition. We adopted this pronouncement on a prospective basis effective beginning on January 1, 2009. For business combinations completed on or subsequent to the adoption date, the application of this pronouncement may have a significant impact on our financial statements, the magnitude of which will depend on the specific terms and conditions of the transactions.
In December 2007, the FASB issued a new accounting pronouncement regarding noncontrolling interests and the deconsolidation of a subsidiary (formerly SFAS No. 160 — “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”). This pronouncement, located under FASB ASC Topic 810, “Consolidation,” was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this pronouncement effective beginning on January 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements.
In March 2008, the FASB issued a new accounting pronouncement regarding derivative and hedging activities (formerly SFAS No. 161 — “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). This pronouncement, located under FASB ASC Topic 815, “Derivatives and Hedging,” was issued to improve transparency of financial information provided in financial statements by requiring expanded disclosures about an entity’s derivative and hedging activities. This pronouncement requires entities to provide expanded disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this pronouncement effective beginning on January 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.
In April 2009, the FASB issued a new accounting pronouncement regarding interim disclosures about fair value of financial instruments (formerly FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 — “Interim Disclosures about Fair Value of Financial Instruments”). This pronouncement, located under FASB ASC Topic 825, “Financial Instruments,” increases the frequency of fair value disclosures by requiring both interim and annual disclosures. We adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.
In May 2009, the FASB issued a new accounting pronouncement regarding subsequent events (formerly SFAS No. 165 — “Subsequent Events”). This pronouncement, located under FASB ASC Topic 855, “Subsequent Events,” was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
In June 2009, the FASB issued a new accounting pronouncement regarding authoritative GAAP (formerly SFAS No. 168 — “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This pronouncement, located under FASB ASC Topic 105, “Generally Accepted Accounting Principles,” establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. We adopted this pronouncement effective beginning on July 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement amends FASB Interpretation No. 46(R) to require an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. SFAS No. 167 will be effective for us beginning on January 1, 2010. We are currently evaluating the impact that the adoption of this statement may have on our future financial position, results of operations, earnings per share, and cash flows. SFAS No. 167 has not yet been codified under FASB ASC Topic 105.
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
The aggregate purchase price of this acquisition was approximately $230.7 million, consisting of $168.5 million in cash paid at closing, $50.0 million paid through the issuance of 1,100,740 shares of our common stock, $1.8 million of transaction costs, $9.6 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met, and a $0.8 million working capital adjustment. Of the 1,100,740 shares of common stock issued, 330,222 shares with an aggregate value of $15.0 million were deposited into escrow for a period of one year, beginning on July 8, 2008, to secure certain indemnification obligations of Stockamp and its shareholders. Since the shares placed in escrow may have had to be returned to us in satisfaction of indemnification arrangements, they were issued conditionally. As such, the $15.0 million was classified as a liability and included in accrued consideration for business acquisitions on our consolidated balance sheet since the acquisition date until the shares were released as discussed below. The cash portion of the purchase price was financed with borrowings under the Credit Agreement.
The purchase agreement also provides for the following potential payments:
1.
With respect to the shares of common stock not placed in escrow, on the date that was six months and one day after the closing date (the “Contingent Payment Date”), we were to pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock, at our election) the amount, if any, equal to $35.0 million less the value of the common stock issued on the closing date, based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Payment Date. No payment needed to be made if the common stock so valued equaled or exceeded $35.0 million on the Contingent Payment Date. We were not required to make further payments upon the lapse of the Contingent Payment Date in January 2009.

2.
With respect to the shares of common stock placed in escrow, when the shares were released to Stockamp in July 2009 (the “Contingent Escrow Payment Date”), we were to pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock, at our election) the amount, if any, equal to $15.0 million (or such pro rata portion thereof, to the extent fewer than all shares were being released) less the value of the common stock released from escrow based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Escrow Payment Date. No payment needed to be made if the common stock so valued equaled or exceeded $15.0 million on the Contingent Escrow Payment Date (or the applicable pro rata portion thereof). Based on the average daily closing price of our common stock for the ten consecutive trading days prior to the Contingent Escrow Payment Date in July 2009, we made a price protection payment of $0.2 million to Stockamp. This price protection payment did not change the purchase consideration. Upon the lapse of the Contingent Escrow Payment Date in July 2009, the escrow liability balance and price protection payment were recorded to equity.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
Pro Forma Financial Data
The following unaudited pro forma financial data for the nine months ended September 30, 2008 give effect to the acquisition of Stockamp as if it had been completed at the beginning of the period. The actual results from the acquisition of Stockamp have been included within our consolidated financial results since July 8, 2008.

Nine Months
Ended
September 30,
2008
(Restated)
Revenues, net of reimbursable expenses	$509,661
Operating income	$57,880
Income before provision for income taxes	$43,819
Net income	$15,200
Earnings per share:
Basic	$0.85
Diluted	$0.81
The above unaudited pro forma financial data are not necessarily indicative of the results that would have been achieved if the acquisition had occurred on the date indicated, nor are they necessarily indicative of future results.
6. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2009.

		Accounting
	Health and	and
	Education	Financial	Legal	Corporate
	Consulting	Consulting	Consulting	Consulting	Total
Balance as of December 31, 2008	$341,752	$73,341	$17,456	$73,127	$505,676
Accumulated impairment charge	—	—	—	—	—
Additional purchase price subsequently recorded for business combinations	221	—	1,810	(1)	2,030
Goodwill reallocation	(8,484)	8,484			—

Gross goodwill	333,489	81,825	19,266	73,126	507,706
Impairment charge	—	(59,000)	—	(47,000)	(106,000)

Balance as of September 30, 2009	$333,489	$22,825	$19,266	$26,126	$401,706

From time to time, we will reorganize our internal organizational structure to better align our service offerings. During the third quarter of 2009, we moved our government contract consulting practice from our Health and Education Consulting segment to our Accounting and Financial Consulting segment. As a result, $8.5 million of related goodwill was also reallocated between these segments.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
As a result of the significant decline in the price of our common stock as discussed above in note “3. Restatement of Previously-Issued Financial Statements,” we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009. In accordance with FASB ASC Topic 350, we aggregate our business components into reporting units and test for goodwill impairment. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As a result of the impairment analysis, we recorded a $106.0 million non-cash pretax charge for the impairment of goodwill. This impairment charge was recognized to reduce the carrying value of goodwill in our Accounting and Financial Consulting reporting unit ($59.0 million) and our Corporate Consulting reporting unit ($47.0 million). The impairment charge is non-cash in nature and does not affect the Company’s liquidity. As a result of the charge recognized during the third quarter, the carrying amount of our goodwill was reduced to $401.7 million at September 30, 2009.
Intangible assets as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$5,400	$5,400	$5,400	$4,550
Customer relationships	21,269	11,172	21,250	8,423
Non-competition agreements	12,473	5,243	12,473	3,558
Tradename	3,400	1,672	3,400	652
Technology and software	8,275	2,777	8,275	1,243

Total	$50,817	$26,264	$50,798	$18,426

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
Intangible assets amortization expense was $2.3 million and $7.8 million for the three and nine months ended September 30, 2009, respectively. Intangible assets amortization expense was $5.2 million and $8.6 million for the three and nine months ended September 30, 2008, respectively. Estimated intangible assets amortization expense is $10.2 million for 2009, $7.5 million for 2010, $5.2 million for 2011, $3.5 million for 2012, $1.8 million for 2013, and $1.1 million for 2014. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
7. Earnings (Loss) Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock and unvested restricted stock units. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The weighted average common stock equivalents for the three and nine months ended September 30, 2009 was approximately 120,000 and 500,000, respectively. Due to our loss position for the three and nine months ended September 30, 2009, these common stock equivalents were excluded from the calculation of diluted earnings per share as the shares would have had an anti-dilutive effect. Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)

Net income (loss)	$(63,994)	$2,438	$(47,272)	$6,622

Weighted average common shares outstanding — basic	20,239	18,901	20,061	17,947
Weighted average common stock equivalents	—	944	—	803

Weighted average common shares outstanding — diluted	20,239	19,845	20,061	18,750

Basic earnings (loss) per share	$(3.16)	$0.13	$(2.36)	$0.37

Diluted earnings (loss) per share	$(3.16)	$0.12	$(2.36)	$0.35

There were approximately 1,279,100 and 74,100 anti-dilutive securities for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, there were approximately 1,279,100 and 462,500 anti-dilutive securities, respectively.
8. Borrowings
The Credit Agreement consists of a revolving credit facility (“Revolver”) and a term loan facility (“Term Loan”). Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the Credit Agreement. Interest is based on a spread over the London Interbank Offered Rate (“LIBOR”) or a spread over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us.
Prior to the September 30, 2009 Eighth Amendment to the Credit Agreement discussed below, we could borrow up to $460.0 million under the Credit Agreement. In addition, the Credit Agreement had an accordion feature allowing for an additional amount of up to $60.0 million to be borrowed upon approval from the lenders. Prior to entry into the Eighth Amendment to the Credit Agreement, the Credit Agreement consisted of a $240.0 million Revolver and a $220.0 million Term Loan, which was drawn in a single advance of $220.0 million on July 8, 2008 to fund, in part, our acquisition of Stockamp.
On September 30, 2009, we entered into the Eighth Amendment to the Credit Agreement which amended, among other items, the following terms:
1.
Reduced the maximum amount of principal that may be borrowed under the Revolver by $60 million from $240 million to $180 million, and eliminated the $60 million accordion feature that was available under the Credit Agreement. The borrowing capacity continues to be reduced by any outstanding letters of credit.

2.	Increased the LIBOR spread, base rate spread and letters of credit fee by 75 basis points in each case and increased the non-use fee from a range of 30 to 50 basis points to a flat 50 basis points.

3.
Decreased the maximum leverage ratio from 3.00:1.00 to 2.75:1.00 effective December 31, 2010, lowered the minimum fixed charge coverage ratio from 2.50:1.00 to 2.35:1.00 effective September 30, 2009 and added a financial covenant requiring minimum net worth to be greater than zero.

4.
Modified the definition of consolidated EBITDA by, among other items, allowing for the add back of non-cash goodwill impairment charges and other acquisition-related intangible asset impairment charges, non-cash restructuring charges, and non-cash compensation charges for the periods ending up to and including September 30, 2009. Beyond September 30, 2009, we are limited on the future add back of non-cash goodwill and other acquisition-related intangible asset impairment charges up to the lesser of $30 million or 15% of net worth.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
Also on September 30, 2009, we entered into the Security Agreement with Bank of America as Administrative Agent. The Security Agreement is required by the terms of the Eighth Amendment to the Credit Agreement in order to secure the obligations thereunder, and grants Bank of America, for the ratable benefit of the lenders under the Eighth Amendment to the Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary grantors. Prior to our entry into the Security Agreement, the Revolver and Term Loan were secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries (collectively, the “Equity Pledge”). Following entry into the Security Agreement, the Revolver and Term Loan are secured by the Equity Pledge and by the first-priority lien, subject to permitted liens, on substantially all of our personal property assets and those of our subsidiary grantors.
Interest on the Revolver and Term Loan are based on a spread, ranging from 2.25% to 3.25%, as amended, over LIBOR or a spread, ranging from 1.25% to 2.25%, as amended, over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us. The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that began on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the Credit Agreement on February 23, 2012. The Credit Agreement includes quarterly financial covenants that require us to maintain certain fixed coverage and total debt to EBITDA ratios as well as minimum net worth. Under the Credit Agreement, dividends are restricted to an amount up to 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions will need to be approved by the lenders.
The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At September 30, 2009, outstanding letters of credit totaled $5.6 million and are used as security deposits for our office facilities. As of September 30, 2009, the borrowing capacity under the Credit Agreement was $65.4 million. Borrowings outstanding under the credit facility at September 30, 2009 totaled $301.5 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Following entry into the Eighth Amendment to the Credit Agreement, we were in compliance with all of the applicable debt covenants at September 30, 2009. In addition, based upon projected operating results, management believes it is probable that we will meet the financial covenants of the Credit Agreement discussed above, as amended, at future covenant measurement dates. Accordingly, pursuant to the provisions of FASB ASC Topic 470, “Debt” (formerly Emerging Issues Task Force Issue No. 86-30 “Classification of Obligations When a Violation is Waived by the Creditor”), all amounts not due within the next twelve months under the amended loan terms have been classified as long-term liabilities. These borrowings carried a weighted-average interest rate of 3.9%, including the effect of the interest rate swap described below in note “10. Derivative Instrument and Hedging Activity.” Borrowings outstanding at December 31, 2008 were $280.0 million and carried a weighted-average interest rate of 3.1%. At both September 30, 2009 and December 31, 2008, we were in compliance with our financial debt covenants.
See note “3. Restatement of Previously-Issued Financial Statements” for a discussion of certain matters related to the Credit Agreement and our borrowings thereunder in light of the restatement.
9. Restructuring Charges
During the third quarter of 2009, we incurred a $2.1 million pre-tax restructuring charge, consisting of severance payments, related to workforce reductions to balance our employee base with current revenue expectations, market demand, and areas of focus. At September 30, 2009, the restructuring reserve balance was $1.5 million, all of which will be paid by December 31, 2009.
During the third quarter of 2008, we incurred a $2.3 million pre-tax restructuring charge, consisting primarily of severance payments, related to workforce reductions to balance our employee base with current revenue expectations, market demand, and areas of focus. These reductions in workforce included the elimination of the operational consulting group within the Corporate Consulting segment and a reduction in the number of consultants in various other practice groups.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
10. Derivative Instrument and Hedging Activity
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
FASB ASC Topic 815, “Derivatives and Hedging” (formerly SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.
The table below sets forth additional information relating to this interest rate swap designated as a hedging instrument as of September 30, 2009 and for the three and nine months ended September 30, 2009.

		Amount of Loss, Net of Tax,
		Recognized in OCI
		Three months	Nine months
	Fair Value	ended	ended
	(Derivative	September 30,	September 30,
Balance Sheet Location	Liability)	2009	2009
Deferred compensation and other liabilities	$635	$(498)	$(377)
We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of September 30, 2009.
11. Fair Value of Financial Instruments and Goodwill
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
Certain of our assets and liabilities are measured at fair value. FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157), defines fair value as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy for inputs used in measuring fair value and requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy consists of three levels based on the objectivity of the inputs as follows:

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
The table below sets forth our fair value hierarchy for our derivative liability and goodwill measured at fair value as of September 30, 2009.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Asset:
Goodwill	$—	$—	$401,706	$401,706

Liability:
Interest rate swap	$—	$635	$—	$635
In accordance with ASC Topic 350, goodwill with a carrying amount of $507.7 million was written down to its implied fair value of $401.7 million, resulting in an impairment charge of $106.0 million. See note “6. Goodwill and Intangible Assets” for a discussion of the impairment charge.
The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.
12. Comprehensive Income (Loss)
The tables below set forth the components of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
		Tax			Tax
	Before	(Expense)	Net of	Before	(Expense)	Net of
	Taxes	Benefit	Taxes	Taxes	Benefit	Taxes
						(Restated)

Net income (loss)			$(63,994)			$2,438
Other comprehensive income (loss):
Foreign currency translation adjustment	$(316)	$(109)	(425)	$(592)	$—	(592)
Unrealized loss on cash flow hedging instrument	(839)	341	(498)	—	—	—

Comprehensive income (loss)	$(1,155)	$232	$(64,917)	$(592)	$—	$1,846

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
		Tax			Tax
	Before	(Expense)	Net of	Before	(Expense)	Net of
	Taxes	Benefit	Taxes	Taxes	Benefit	Taxes
						(Restated)

Net income (loss)			$(47,272)			$6,622
Other comprehensive income (loss):
Foreign currency translation adjustment	$(418)	$(224)	(642)	$(490)	$—	(490)
Unrealized loss on cash flow hedging instrument	(635)	258	(377)	—	—	—

Comprehensive income (loss)	$(1,053)	$34	$(48,291)	$(490)	$—	$6,132

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
13. Other Gain
During the nine months ended September 30, 2009, we recognized a gain of $2.7 million relating to the release of certain of our employees from their non-solicitation agreements with the Company and the settlement of certain contractual obligations.
14. Commitments and Contingencies
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
The SEC has commenced an investigation with respect to the circumstances that led to the restatement and a separate investigation into the allocation of time in certain practice groups. We are cooperating fully with the SEC in its investigations. As often happens in these circumstances, the USAO for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO.
In addition, the following purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009; (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009 and (7) a compliant in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 2, 2009. The complaints assert claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and contend that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP and seek unspecified damages and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. We intend to defend the actions vigorously.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
The Company has also been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement, since consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009 (the “Peters suit”) and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009 (the “Hacias suit”). A consolidated complaint is forthcoming. The Peters suit was filed in the Circuit Court of Cook County, Illinois, Law Division, and alleges claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The Peters suit also alleges claims for professional negligence against PricewaterhouseCoopers LLP, the Company’s independent auditors. The Hacias suit was filed in the Circuit Court of Cook County, Illinois, Chancery Division, and alleges claims for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, contribution and indemnification and insider trading. Both plaintiffs seek unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees.
The Company has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”) and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). The Oakland suit alleges claims for disgorgement under Section 304 of the Sarbanes-Oxley Act, violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and aiding and abetting breaches of fiduciary duty. The Oakland plaintiff seeks unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. Both the Wilmore suit and the Goelz suit allege claims for breach of fiduciary duty and unjust enrichment. Plaintiffs Wilmore and Goelz seek unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees.
Given the uncertain nature of the SEC investigations with respect to the circumstances that led to the restatement and the allocation of time in certain practice groups, the USAO’s request for certain documents and the private shareholder class action lawsuits and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”), and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the restatement matters. Any such liability could be material.
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
Guarantees
Guarantees in the form of letters of credit totaling $5.6 million and $5.7 million were outstanding at September 30, 2009 and December 31, 2008, respectively, to support certain office lease obligations.
In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $65.0 million for the year ending December 31, 2009. Additional purchase consideration earned by certain sellers totaled $46.2 million for the year ended December 31, 2008.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
To the extent permitted by law, our by-laws and articles of incorporation require that we indemnify our officers and directors against judgments, fines and amounts paid in settlement, including attorneys’ fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to us if such person acted in good faith. Although there is no limit on the amount of indemnification, we may have recourse against our insurance carrier for certain payments made.
15. Segment Information
Segments are defined by FASB ASC Topic 280, “Segment Reporting” (formerly SFAS No. 131 - “Disclosures about Segments of an Enterprise and Related Information”), as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under four operating segments: Health and Education Consulting, Accounting and Financial Consulting, Legal Consulting, and Corporate Consulting.
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
From time to time, we will reorganize our internal organizational structure to better align our service offerings. During the third quarter of 2009, we moved our government contract consulting practice from our Health and Education Consulting segment to our Accounting and Financial Consulting segment. Additionally, $8.5 million of goodwill associated with that practice was reallocated between the two segments. Previously reported segment information has been restated to reflect this.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
The table below sets forth information about our operating segments for the three and nine months ended September 30, 2009 and 2008, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Health and Education Consulting:
Revenues	$99,714	$76,511	$283,205	$181,001
Operating income	$38,676	$17,722	$106,746	$54,894
Segment operating income as a percent of segment revenues	38.8%	23.2%	37.7%	30.3%
Accounting and Financial Consulting:
Revenues	$26,809	$35,071	$77,035	$111,965
Operating income	$2,904	$9,610	$7,910	$18,925
Segment operating income as a percent of segment revenues	10.8%	27.4%	10.3%	16.9%
Legal Consulting:
Revenues	$29,314	$38,137	$83,423	$93,858
Operating income	$5,360	$15,724	$16,316	$32,387
Segment operating income as a percent of segment revenues	18.3%	41.2%	19.6%	34.5%
Corporate Consulting:
Revenues	$16,391	$18,940	$57,421	$64,637
Operating income	$5,044	$2,313	$19,149	$16,295
Segment operating income as a percent of segment revenues	30.8%	12.2%	33.3%	25.2%
Total Company:
Revenues	$172,228	$168,659	$501,084	$451,461
Reimbursable expenses	14,652	16,696	42,038	40,874

Total revenues and reimbursable expenses	$186,880	$185,355	$543,122	$492,335

Statement of operations reconciliation:
Segment operating income	$51,984	$45,369	$150,121	$122,501
Charges not allocated at the segment level:
Other selling, general and administrative expenses	34,377	22,872	81,104	66,542
Depreciation and amortization expense	5,697	6,260	17,304	16,768
Goodwill impairment charge	106,000	—	106,000	—
Other expense, net	2,231	5,456	7,813	9,912

Income (loss) before tax (benefit) expense	$(96,321)	$10,781	$(62,100)	$29,279

During the three months ended September 30, 2009, one client in our Health and Education Consulting segment generated $18.4 million, or 10.7%, of our consolidated revenues.
16. Subsequent Event
We have evaluated subsequent events since September 30, 2009 and up to the time of the filing of this quarterly report on Form 10-Q on November 5, 2009.
On October 29, 2009, we sold a small portion of our Disputes and Investigations practice specializing in complex accounting matters within our Accounting and Financial Consulting segment. This portion of the business, which included five managing directors and their related staff, was based in our Boston office. The sale of this group is not expected to have a material impact on our results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this quarterly report on Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “assumes,” “can,” “considers,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” or “continues”. Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the SEC investigation and related Company inquiries with respect to the circumstances that led to the restatement and the related private shareholder class action lawsuits and derivative lawsuits, (iii) the SEC investigation and related Company inquiries into the allocation of time in certain practice groups, (iv) the USAO’s request for certain documents, (v) the Company’s projected accounting treatment for acquisition-related payments after August 1, 2009, (vi) the cost reduction program implemented in the third quarter of 2009 and (vii) management’s assessment of the Company’s internal control over financial reporting and any required remediation. In addition, these forward-looking statements reflect our current expectation about our future results, levels of activity, performance or achievements, including without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions, including those in the credit markets, do not continue to deteriorate substantially. These statements involve known and unknown risks, uncertainties and other factors, including among others, those described under “Part II — Item 1A. Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. See “Risk Factors” in our 2008 Annual Report on Form 10-K/A for a description of the material risks we face.
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

From time to time, we reorganize our internal organizational structure to better align our service offerings. During the third quarter of 2009, we moved our government contract consulting practice from our Health and Education Consulting segment to our Accounting and Financial Consulting segment.
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
Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 47.2% and 61.7% of our revenues in the three months ended September 30, 2009 and 2008, respectively, and 47.7% and 67.5% in the nine months ended September 30, 2009 and 2008, respectively.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimate of work completed to-date versus the total services to be provided under the engagement. For the three months ended September 30, 2009 and 2008, fixed-fee engagements represented 35.1% and 33.5% of our revenues, respectively; while they represented 38.6% and 29.9% of our revenues in the nine months ended September 30, 2009 and 2008, respectively. The increase partly resulted from our acquisition of Stockamp & Associates, Inc. in July 2008, which primarily has fixed-fee engagements.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Second, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Often this type of success fee supplements time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 16.4% and 3.8% of our revenues in the three months ended September 30, 2009 and 2008, respectively, and 12.3% and 2.2% in the nine months ended September 30, 2009 and 2008, respectively. We recognized a higher level of performance-based revenues during the first nine months of 2009 upon meeting performance criteria associated with several Stockamp engagements. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.
We also generate revenues from licensing our proprietary software to clients and from providing related training and support during the term of the consulting engagement. Revenues from software licenses are recognized ratably over the term of the related consulting services contract. Thereafter, clients pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 1.3% and 1.0% of our revenues in the three months ended September 30, 2009 and 2008, respectively, and 1.3% and 0.4% in the nine months ended September 30, 2009 and 2008, respectively.
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
We are continuously reviewing initiatives to align the cost structure of our segments with the market for their services. On October 29, 2009, we sold a small portion of our Disputes and Investigations practice specializing in complex accounting matters within our Accounting and Financial Consulting segment. This portion of the business, which included five managing directors and their related staff, was based in our Boston office. The sale of this group is not expected to have a material impact on our results of operations.

CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K/A for the year ended December 31, 2008. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first nine months of 2009.
Carrying Values of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other”, formerly known as Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Pursuant to our policy, we performed the annual goodwill impairment test as of April 30, 2009 and determined that no impairment of goodwill existed as of that date. In the third quarter of 2009, subsequent to our annual goodwill impairment testing, we reorganized our government contract consulting practice from our Health and Education Consulting reporting unit to our Accounting and Financial Consulting reporting unit. As a result, $8.5 million of related goodwill was reallocated between these reporting units.
On July 31, 2009, we announced our intention to restate our financial statements due to the accounting errors discussed below under “Restatement of Previously-Issued Financial Statements”. Immediately prior to our announcement of our intention to restate our financial statements the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in our stock price, we determined that an event had occurred that may indicate the carrying value of our goodwill may have been impaired. Accordingly, we engaged in an impairment analysis with respect to the carrying value of our goodwill, as of August 3, 2009, in connection with the preparation of our financial statements for the quarter ended September 30, 2009.
In accordance with FASB ASC Topic 350, we aggregate our business components into reporting units and test for goodwill impairment. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The SEC has commenced an investigation with respect to the circumstances that led to the restatement and a separate investigation into the allocation of time in certain practice groups. As often happens in these circumstances, the USAO for the Northern District of Illinois contacted our counsel and made a telephonic request for copies of certain documents that we previously provided to the SEC, which we voluntarily provided to the USAO. In addition, several purported shareholder class action complaints and derivative lawsuits have been filed in connection with our restatement. See note “14. Commitments and Contingencies” in the notes to consolidated financial statements under “Part I — Item 1. Consolidated Financial Statements” and “Part II — Item 1. Legal Proceedings” for a discussion of the SEC Investigations, the USAO’s request for certain documents and the private shareholder class action and derivative lawsuits. As a result of the uncertain nature of these matters and the effect they may have on our business as well as the related costs and expenses associated with these matters, and based on our existing backlog, pipeline of new proposal opportunities, and continuing uncertain market conditions, we lowered our revenue projections and earnings for the remainder of 2009 and also our longer-term outlook, and increased the discount rates used in the goodwill impairment analysis.
Based on the result of the first step of the goodwill impairment analysis, we determined that the fair values of our Accounting and Financial Consulting and Corporate Consulting reporting units were less than their carrying values while the fair values of our Health and Education Consulting and Legal Consulting reporting units exceeded their carrying values by 32% and 61%, respectively. As such, we applied the second step of the goodwill impairment test to our Accounting and Financial Consulting and Corporate Consulting reporting units. Based on the result of the second step of the goodwill impairment analysis, we determined that the carrying values of the goodwill associated with these reporting units exceeded their implied fair values, resulting in a $106.0 million non-cash pretax goodwill impairment charge. This impairment charge was recognized to reduce the carrying value of goodwill in our Accounting and Financial Consulting reporting unit by $59.0 million and our Corporate Consulting reporting unit by $47.0 million. As a result of the charge recognized during the third quarter, the carrying amount of our goodwill was reduced to $401.7 million at September 30, 2009. As described below under “Restatement of Previously-Issued Financial Statements”, under the definition of consolidated EBITDA under the Credit Agreement, as amended, the impairment charge will be an add back for the period ended September 30, 2009
Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test requires our management to make significant judgments, estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.
In estimating the fair value of our reporting units, we considered the income approach, the market approach and the cost approach. The income approach recognizes that the value of an asset is premised upon the expected receipt of future economic benefits. This approach involves projecting the cash flows the asset is expected to generate. Fair value indications are developed in the income approach by discounting expected future cash flows available to the investor at a rate which reflects the risk inherent in the investment. The market approach is primarily comprised of the guideline company and the guideline transaction methods. The guideline company method compares the subject company to selected reasonably similar companies whose securities are actively traded in the public markets. The guideline transaction method gives consideration to the prices paid in recent transactions that have occurred in the subject company’s industry. The cost approach estimates the fair value of an asset based on the current cost to purchase or replace the asset.
In determining the fair value of our reporting units, we have relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. For companies providing services, such as us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is more dependent on their ability to generate earnings than on the value of the assets used in the production process. We did not utilize the guideline transaction method due to a limited number of recent transactions and the multiples derived from recent transactions did not provide meaningful value indications for our reporting units. We also did not use the cost approach because our reporting units were valued on a going concern basis. The income approach and market approach both take into account the future earnings potential of our reporting units.
In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each of the reporting units and then discounting these cash flows to present value reflecting the relevant risks associated with the reporting units and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows for each of our reporting units, we relied on internally generated six-year forecasts and a three percent long-term assumed annual revenue growth rate for periods after the six-year forecast. Our forecasts are based on our historical experience, current backlog, expected market demand, and other industry information. For our Health and Education Consulting and Legal Consulting reporting units, we used a 15% discount rate while for our Accounting and Financial Consulting and Corporate Consulting reporting units, we used a 19% discount rate. We used a lower discount rate for our Health and Education Consulting and Legal Consulting reporting units due to their strength in the marketplace, as well as current and forecasted steady growth. In comparison, we used a higher discount rate for our Accounting and Financial Consulting and Corporate Consulting reporting units because these two reporting units have recently experienced soft demand and are undergoing restructuring activities. Additionally, the Accounting and Financial Consulting reporting unit may be more challenged by our financial restatement due to the type of services that this reporting unit provides.
In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were then applied to the operating data for our reporting units and adjusted for factors similar to the discounted cash flow analysis to arrive at an indication of value.

While we believe that our estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. The table below presents the decrease in the fair value of each of our reporting units given a one percent increase in the discount rate or a one percent decrease in the long-term assumed annual revenue growth rate. A 10% change in the weighting of the income approach and the market approach would not have had a significant effect on the fair value of our reporting units.

	Decrease in Fair Value of the Reporting Unit
	Health	Accounting
	and	and
	Education	Financial	Legal	Corporate
(in thousands)	Consulting	Consulting	Consulting	Consulting
Discount Rate — Increase by 1%	$48,400	$2,100	$8,800	$2,400
Long-term Growth Rate — Decrease by 1%	$27,400	$700	$3,900	$800
As described above, a goodwill impairment analysis requires significant judgments, estimates and assumptions. The results of this impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will not decline significantly from our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in additional goodwill impairment charges.
After taking into account the $106.0 million impairment charge, the carrying values of goodwill for each of our reporting unit as of September 30, 2009 are as follows (in thousands):

	Health	Accounting
	and	and
	Education	Financial	Legal	Corporate
	Consulting	Consulting	Consulting	Consulting	Total
Carrying Value of Goodwill	$333,489	$22,825	$19,266	$26,126	$401,706
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $24.6 million at September 30, 2009 and consist of customer contracts, customer relationships, non-competition agreements, tradenames, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.
RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS
The discussion of our financial condition and results of operations below for the three and nine months ended September 30, 2008 has been restated for the acquisition-related payments noted below. We have also filed an Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2008 and an Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the period ended March 31, 2009, to restate our financial statements for the years ended December 31, 2008, 2007 and 2006, as well as the three months ended March 31, 2009. The results of operations below should be read in conjunction with Amendment No. 1 on Form 10-K/A and Amendment No. 1 on Form 10-Q/A, as well as our quarterly report on Form 10-Q for the period ended June 30, 2009.
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

It came to the attention of the Audit Committee of our Board of Directors that, in connection with one of these acquisitions, the selling shareholders had an agreement among themselves to reallocate a portion of their earn-outs to an employee of the Company who was not a selling shareholder. Following this discovery, the Audit Committee commenced an inquiry into the relevant facts and circumstances of all of our prior acquisitions to determine if similar situations existed. The Audit Committee notified the Company’s independent auditors who had not previously been aware of the Shareholder Payments and the Employee Payments (in each case, as defined below).
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

The restatement was necessary because we failed to account for the Shareholder Payments and the Employee Payments in accordance with GAAP. The selling shareholders were not prohibited from making the Shareholder Payments or the Employee Payments under the terms of the purchase agreements with the Company for the acquisitions of the Acquired Businesses. However, under GAAP, including guidance promulgated by the SEC, actions of economic interest holders in a company may be imputed to the company itself. The selling shareholders of the Acquired Businesses meet the criteria of economic interest holders of Huron due to their ability to earn additional consideration from Huron. As such, when the selling shareholders redistribute acquisition-related payments among themselves or redistribute a portion of their acquisition-related payments to our employees who were not selling shareholders based on employment or performance-based criteria, these payments are viewed as resulting from services that are assumed to have benefited Huron and must therefore be recorded as non-cash compensation expense incurred by Huron under GAAP. Accordingly, the Employee Payments and the Shareholder Payments are imputed to us. In the case of the Shareholder Payments, such payments are imputed to us even when the amounts that are received by the selling shareholders in the redistribution do not differ significantly from the amounts the selling shareholders would have received if the portion of the acquisition-related payments redistributed based on performance or employment had been distributed solely in accordance with the ownership interests of the applicable selling shareholders on the date we acquired the business. In effect, the Shareholder Payments and the Employee Payments are in substance a second and separate transaction from our acquisition of the Acquired Businesses, which should have been recorded as a separate non-cash accounting entry. Both the Shareholder Payments and the Employee Payments are therefore required to be reflected as non-cash compensation expense of Huron, and the selling shareholders are deemed to have made a capital contribution to Huron. The entries are non-cash because the payments were made directly by the selling shareholders from the acquisition proceeds they received from us. We did not expend additional cash with respect to the compensation charge.
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

In light of these determinations and given the magnitude of the accounting errors underlying the restatement, our Board of Directors concluded that it was appropriate for the Company to appoint a new Chairman, a new Chief Executive Officer, a new Chief Financial Officer and a new Chief Accounting Officer. Our Board of Directors and Gary Holdren, our then Chief Executive Officer, agreed that he should resign as Chairman of the Board and Chief Executive Officer. George Massaro, who was the then Vice Chairman of the Board of Directors, was elected as our Non-Executive Chairman of the Board of Directors. James Roth, one of the founders of the Company, was named Chief Executive Officer. James Rojas, another founder of the Company, was named Chief Financial Officer, succeeding Gary Burge who will remain with the Company until the end of 2009. Wayne Lipski, previously Chief Accounting Officer, left the Company during the third quarter. The role of Chief Accounting Officer has not been filled. On November 3, 2009, James Roth was appointed to the Board of Directors and James Rojas was appointed Treasurer, in addition to his current position of Chief Financial Officer. As discussed above, only a portion of the acquisition-related payments to selling shareholders was redistributed among themselves based on performance or employment while the balance was distributed in accordance with their ownership interests on the date we acquired the business. The total amounts of the acquisition-related payments received by the selling shareholders after the redistribution did not differ significantly from the amounts such selling shareholders would have received if the distribution of such portion of the acquisition-related payments had been made in proportion to their respective ownership interests. Under GAAP, however, we are required to recognize as non-cash compensation expense the entire amount of the acquisition-related payment that was subject to redistribution based on performance or employment and not merely the difference between the amount a selling shareholder received following such redistribution and the amount such selling shareholder would have received if such portion had been distributed in accordance with his ownership interests.
Based on the results of the Company’s inquiry into the acquisition-related payments to date and the agreement amendments described below, earn-outs for the period after August 1, 2009 are accounted for as additional purchase consideration and not also as non-cash compensation expense. Effective August 1, 2009, the selling shareholders of two of the Acquired Businesses each amended certain agreements related to the earn-outs to provide that future earn-outs will be distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date we acquired the business with no required continuing employment. The amended agreements provide that no further Shareholder Payments or Employee Payments will be made. We recognized $1.2 million of non-cash compensation expense during the third quarter of 2009 related to Shareholder Payments and Employee Payments for the period July 1 to July 31, 2009, in addition to the $7.1 million previously recognized for the first six months of 2009. We expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods, which we currently estimate to be no more than $4 million in each of 2009, 2010 and 2011. The earn-out payments for one of the Acquired Businesses are payable through March 31, 2010, and the earn-out payments for a second Acquired Business are payable through December 31, 2011. There are no additional earn-out obligations related to the other two Acquired Businesses. Additionally, as a result of the impact that our restatement may have on our business, we expect to incur a moderate increase in cash compensation expense to retain our top-performing employees. We also expect an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of time in certain practice groups, the restatement, the SEC investigations with respect to the circumstances that led to the restatement and the allocation of time in certain practice groups, the USAO’s request for certain documents and the private shareholder class action lawsuits and derivative lawsuits in respect of the restatement.
As a result of the correction of these accounting errors, which are not tax deductible, we recalculated our provision for income taxes for each of the quarterly periods using the annual effective income tax rate method in accordance with FASB ASC Topic 740 “Income Taxes”, formerly known as Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” As such, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. However, there is no change to our provision for income taxes or our tax accounts on an annual basis. While the correction of these errors significantly reduced our net income and earnings per share for each of the affected periods, it had no effect on our total assets, total liabilities, or total stockholders’ equity on an annual basis. Further, the correction of these errors had no effect on our net cash flows. The table below summarizes the impact of the restatement on our consolidated statements of operations for the three and nine months ended September 30, 2008 (in thousands, except earnings per share).

	September 30, 2008
	Three	Nine
	Months	Months
(Unaudited)	Ended	Ended
Shareholder Payments	$4,708	$19,935
Employee Payments	1,339	4,017

Total Non-cash Compensation Expense	$6,047	$23,952

Impact on Consolidated Statement Of Income:
Increase in Direct Costs	$6,047	$23,952
Increase (Decrease) in Provision for Income Taxes	$345	$(1,722)
Decrease in Net Income	$(6,392)	$(22,230)
Decrease in Basic Earnings Per Share	$(0.33)	$(1.24)
Decrease in Diluted Earnings Per Share	$(0.32)	$(1.19)

On August 4, 2009, we signed an Acknowledgment and Consent Agreement with respect to the Credit Agreement. We requested an advance of $6.0 million under the revolving credit facility to fund working capital needs during the interim period while we restated our financial statements. The lenders agreed to this request subject to a reservation of rights under the Credit Agreement. This advance, together with collections on our accounts receivable, provided adequate working capital during the interim period prior to the restatement of our financial statements.
On September 30, 2009, we entered into the Eighth Amendment to the Credit Agreement which amended, among other items, the following terms:
1.
Reduced the maximum amount of principal that may be borrowed under the Revolver by $60 million from $240 million to $180 million, and eliminated the $60 million accordion feature that was available under the Credit Agreement. The borrowing capacity continues to be reduced by any outstanding letters of credit.

2.	Increased the LIBOR spread, base rate spread and letters of credit fee by 75 basis points in each case and increased the non-use fee from a range of 30 to 50 basis points to a flat 50 basis points.
3.
Decreased the maximum leverage ratio from 3.00:1.00 to 2.75:1.00 effective December 31, 2010, lowered the minimum fixed charge coverage ratio from 2.50:1.00 to 2.35:1.00 effective September 30, 2009 and added a financial covenant requiring minimum net worth to be greater than zero.

4.
Modified the definition of consolidated EBITDA by, among other items, allowing for the add back of non-cash goodwill impairment charges and other acquisition-related intangible asset impairment charges, non-cash restructuring charges, and non-cash compensation charges for the periods ending up to and including September 30, 2009. Beyond September 30, 2009, we are limited on the future add back of non-cash goodwill and other acquisition-related intangible asset impairment charges up to the lesser of $30 million or 15% of net worth.

Following entry into the Eighth Amendment to the Credit Agreement, we were in compliance with all of the applicable debt covenants at September 30, 2009. In addition, based upon projected operating results, management believes it is probable that we will meet the financial covenants of the Credit Agreement, as amended, at future covenant measurement dates. Accordingly, in accordance with the provisions of FASB ASC Topic 470, “Debt” (formerly Emerging Issues Task Force Issue No. 86-30 “Classification of Obligations When a Violation is Waived by the Creditor”), all amounts not due within the next twelve months under the amended loan terms have been classified as long-term liabilities. In the absence of the Eighth Amendment to the Credit Agreement, we would not have been in compliance with the then-existing debt covenants. A discussion of the risks and uncertainties relating to the Credit Agreement and our ability to borrow funds under the Credit Agreement is set forth under the heading “Risk Factors” in our 2008 Annual Report on Form 10-K/A.
Also on September 30, 2009, we entered into the Security Agreement with Bank of America as Administrative Agent. The Security Agreement is required by the terms of the Eighth Amendment to the Credit Agreement in order to secure the obligations thereunder, and grants Bank of America, for the ratable benefit of the lenders under the Eighth Amendment to the Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary grantors. A discussion of the risks relating to the Security Agreement is set forth in “Part II — Item 1A. Risk Factors”.
On July 31, 2009, immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day next following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in the price of our common stock, we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009 and recorded a $106.0 million non-cash pretax charge for the impairment of goodwill. This impairment charge was recognized to reduce the carrying value of goodwill in our Accounting and Financial Consulting reporting unit ($59.0 million) and our Corporate Consulting reporting unit ($47.0 million). The impairment charge is non-cash in nature and does not affect the Company’s liquidity. As a result of the charge recognized during the third quarter, the carrying amount of our goodwill was reduced to $401.7 million at September 30, 2009. As described above, under the definition of consolidated EBITDA under the Credit Agreement, as amended, the impairment charge will be an add back for the period ended September 30, 2009. See note “6. Goodwill and Intangible Assets” in the notes to consolidated financial statements under “Part I — Item 1. Consolidated Financial Statements.”

The SEC has commenced an investigation with respect to the circumstances that led to the restatement and a separate investigation into the allocation of time in certain practice groups. We also conducted a separate inquiry, in response to the initial inquiry from the SEC, into the allocation of time in certain practice groups. This matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigation with respect to the allocation of time in certain practice groups is ongoing. We are cooperating with the SEC in its investigations with respect to the circumstances that led to the restatement and the allocation of time in certain practice groups. As often happens in these circumstances, the USAO for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO. In addition, several purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois, which assert claims under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and contend that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP and seek unspecified damages and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. We intend to defend the actions vigorously. The Company has also been named as a nominal defendant in two state derivative suits and three Federal derivative suits filed in connection with the restatement. See note “14. Commitments and Contingencies” in the notes to consolidated financial statements under “Part I — Item 1. Consolidated Financial Statements” and “Part II — Item 1. Legal Proceedings” for a description of these private shareholder class action lawsuits and derivative lawsuits.
Given the uncertain nature of the SEC investigations with respect to the circumstances that led to the restatement and the allocation of time in certain practice groups, the USAO’s request for certain documents and the private shareholder class action lawsuits and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”), and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the restatement matters. Any such liability could be material. See “Part II — Item 1A. Risk Factors” and “Risk Factors” in our 2008 Annual Report on Form 10-K/A for a discussion of certain risks and uncertainties relating to the restatement matters and certain other risks and uncertainties that are heightened by the restatement matters.

RESULTS OF OPERATIONS
The tables below summarize the impact of the restatement on segment operating income and segment operating margin for the three and nine months ended September 30, 2008 (in thousands). The restatement had no impact on segment revenues and consolidated revenues. From time to time, we will reorganize our internal organizational structure to better align our service offerings. During the third quarter of 2009, we moved our government contract consulting practice from our Health and Education Consulting segment to our Accounting and Financial Consulting segment. Previously reported segment information has been restated to reflect this.

		Accounting
	Health and	and
Three Months Ended	Education	Financial	Legal	Corporate
September 30, 2008	Consulting	Consulting	Consulting	Consulting	Total

Revenues before reimbursable(1)	$76,511	$35,071	$38,137	$18,940	$168,659

Operating income(1)	$21,950	$10,423	$15,724	$3,319	$51,416
Adjustments(2)	(4,228)	(813)	—	(1,006)	(6,047)

Operating income — As restated	$17,722	$9,610	$15,724	$2,313	$45,369

Operating margin(1)	28.6%	29.7%	41.2%	17.5%
Adjustments(2)	(5.5%)	(2.3%)	—	(5.3%)

Operating margin — As restated	23.1%	27.4%	41.2%	12.2%

Nine Months Ended September 30, 2008

Revenues before reimbursable(1)	$181,001	$111,965	$93,858	$64,637	$451,461

Operating income(1)	$65,086	$29,667	$32,387	$19,313	$146,453
Adjustments(2)	(10,192)	(10,742)	—	(3,018)	(23,952)

Operating income — As restated	$54,894	$18,925	$32,387	$16,295	$122,501

Operating margin(1)	35.9%	26.4%	34.5%	29.8%
Adjustments(2)	(5.6%)	(9.5%)	—	(4.6%)

Operating margin — As restated	30.3%	16.9%	34.5%	25.2%

1)
Reflects the restatement of our government contract consulting practice from our Health and Education Consulting segment to our Accounting and Financial Consulting segment in conjunction with an internal reorganization.

2)	Consists of non-cash compensation expense representing Shareholder Payments and Employee Payments described above under “Restatement of Previously-Issued Financial Statements.”

The table below sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment, as well as the goodwill impairment charge.

	Three Months Ended		Nine Months Ended
Segment and Consolidated Operating Results	September 30,		September 30,
(in thousands):	2009	2008	2009	2008
		(Restated)		(Restated)
Revenues and reimbursable expenses:
Health and Education Consulting	$99,714	$76,511	$283,205	$181,001
Accounting and Financial Consulting	26,809	35,071	77,035	111,965
Legal Consulting	29,314	38,137	83,423	93,858
Corporate Consulting	16,391	18,940	57,421	64,637

Total revenues	172,228	168,659	501,084	451,461
Total reimbursable expenses	14,652	16,696	42,038	40,874

Total revenues and reimbursable expenses	$186,880	$185,355	$543,122	$492,335

Operating income:
Health and Education Consulting	$38,676	$17,722	$106,746	$54,894
Accounting and Financial Consulting	2,904	9,610	7,910	18,925
Legal Consulting	5,360	15,724	16,316	32,387
Corporate Consulting	5,044	2,313	19,149	16,295

Total segment operating income	51,984	45,369	150,121	122,501
Operating expenses not allocated to segments	146,074	29,132	204,408	83,310

Total Operating income	$(94,090)	$16,237	$(54,287)	$39,191

Other Operating Data:
Number of full-time billable consultants (at period end) (1):
Health and Education Consulting	844	817
Accounting and Financial Consulting	260	329
Legal Consulting	134	149
Corporate Consulting	162	185

Total	1,400	1,480
Average number of full-time billable consultants (for the period) (1):
Health and Education Consulting	858	788	881	564
Accounting and Financial Consulting	269	334	296	358
Legal Consulting	140	155	151	166
Corporate Consulting	163	211	165	220

Total	1,430	1,488	1,493	1,308
Full-time billable consultant utilization rate (2):
Health and Education Consulting	75.1%	81.4%	76.1%	80.2%
Accounting and Financial Consulting	63.1%	57.5%	57.0%	54.6%
Legal Consulting	58.0%	66.3%	57.8%	62.0%
Corporate Consulting	63.1%	59.8%	69.3%	62.5%
Total	69.8%	71.3%	69.7%	67.9%
Full-time billable consultant average billing rate per hour (3):
Health and Education Consulting	$299	$231	$268	$251
Accounting and Financial Consulting	$246	$281	$249	$277
Legal Consulting	$188	$243	$211	$238
Corporate Consulting	$331	$309	$343	$314
Total	$284	$250	$269	$265

	Three Months Ended		Nine Months Ended
Segment and Consolidated Operating Results	September 30,		September 30,
(in thousands):	2009	2008	2009	2008
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$106	$86	$291	$289
Accounting and Financial Consulting	$72	$74	$202	$211
Legal Consulting	$51	$73	$170	$204
Corporate Consulting	$99	$86	$336	$283
Total	$93	$82	$266	$256

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Operating Data:	2009	2008	2009	2008
Average number of full-time equivalents (for the period) (4):
Health and Education Consulting	107	103	105	63
Accounting and Financial Consulting	107	160	91	194
Legal Consulting	645	676	609	587
Corporate Consulting	2	8	6	7

Total	861	947	811	851
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$85	$81	$258	$285
Accounting and Financial Consulting	$69	$64	$191	$188
Legal Consulting	$34	$40	$95	$102
Corporate Consulting	$166	$103	$343	$324
Total	$45	$49	$129	$137

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenues
Revenues increased $3.5 million, or 2.1%, to $172.2 million for the third quarter of 2009 from $168.7 million for the third quarter of 2008.
Of the overall $3.5 million increase in revenues, $10.7 million was attributable to our full-time billable consultants, partially offset by a $7.2 million decrease attributable to our full-time equivalents. The $10.7 million increase in full-time billable consultant revenues was primarily attributable to an increase in our average billing rate resulting from an increase in performance-based revenues recognized in the third quarter upon meeting performance criteria associated with several Stockamp engagements. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria. This increase was partially offset by a slight decline in the utilization rate of our consultants. The $7.2 million decrease in full-time equivalent revenues resulted from lower demand for our variable, on-demand consultants in our Accounting and Financial Consulting and Legal Consulting segments.

Total Direct Costs
Our direct costs increased $2.5 million, or 2.4%, to $108.8 million in the three months ended September 30, 2009 from $106.3 million in the three months ended September 30, 2008. Approximately $2.2 million of the increase was attributable to the increase in salaries and benefit costs associated with our revenue generating professionals. Additionally, $1.0 million of the increase in direct costs was attributable to an increased usage of independent contractors, in particular within our Legal Consulting segment. These increases were partially offset by a decrease in non-cash compensation of $4.8 million in the third quarter of 2009 compared to the same period in the prior year. We recorded non-cash compensation expense totaling $1.2 million and $6.0 million during the third quarter of 2009 and 2008, respectively, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” Additionally, $0.5 million of the decrease was attributed to a decrease in share-based compensation expense associated with our revenue-generating professionals. Share-based compensation decreased 14.6% to $3.5 million in the third quarter of 2009 compared to $4.1 million in the third quarter of 2008.
Total direct costs for the three months ended September 30, 2009 included $1.0 million of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition. This was a decrease of $2.1 million compared to the same period in the prior year.
Operating Expenses
Selling, general and administrative expenses decreased $4.7 million, or 13.6%, to $29.7 million in the third quarter of 2009 from $34.4 million in the third quarter of 2008. Share-based compensation expense associated with our non-revenue-generating professionals decreased $3.2 million from $2.8 million in the third quarter of 2008 to a benefit of $0.4 million in the third quarter of 2009 resulting from the reversal of share-based compensation expense related to restricted stock forfeitures in the third quarter of 2009. Additionally, as discussed below, the company implemented a cost reduction program in the third quarter of 2009 resulting in overall decreases in general and administrative expenses including marketing, recruiting, training and office supplies, among others. These decreases were partially offset by a $2.2 million increase in non-revenue generating professionals and their related compensation and benefits costs related to an increase in the number of employees.
In response to current market conditions and lowered revenue expectations, during the third quarter of 2009, we initiated a cost reduction program to align our cost structure with anticipated demand. This cost reduction effort is estimated to result in an annualized $30 million reduction in expenses and is primarily comprised of labor related cost savings including salary, benefits and bonus resulting from a reduction in the number of revenue-generating employees. These efforts are expected to allow us to maintain appropriate operating margins while paying adequate bonuses until economic conditions improve. We recorded restructuring expense of $2.1 million, consisting of severance charges, in the three months ended September 30, 2009. Restructuring expense for the comparable period in the prior year was $2.3 million.
Expenses incurred in connection with our restatement, discussed above under “Restatement of Previously-Issued Financial Statements,” totaled $13.0 million in the third quarter of 2009. Expenses incurred in connection with the restatement are primarily comprised of legal and accounting fees, as well as the settlement costs of an indemnification claim arising in connection with a representation and warranty in a purchase agreement for a previous acquisition.
Depreciation expense increased $0.2 million, or 4.9%, to $4.3 million in the three months ended September 30, 2009 from $4.1 million in the three months ended September 30, 2008 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense decreased $0.8 million, or 36.4%, to $1.4 million for the three months ended September 30, 2009 from $2.2 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.
As discussed above under “Restatement of Previously-Issued Financial Statements,” we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009. We recorded a $106.0 million non-cash pretax charge for the impairment of goodwill to reduce the carrying value of goodwill in our Accounting and Financial Consulting reporting unit ($59.0 million) and our Corporate Consulting reporting unit ($47.0 million). The impairment charge is non-cash in nature and does not affect the Company’s liquidity.

Operating Income
Operating income decreased $110.3 million to an operating loss of $94.1 million in the third quarter of 2009 from operating income of $16.2 million in the third quarter of 2008. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to (54.6%) in the three months ended September 30, 2009 compared to 9.6% in the three months ended September 30, 2008. The decrease in operating margin was primarily attributable to the $106 million goodwill impairment charge and $13.0 million of restatement related expense, partially offset by a decrease in non-cash compensation expense totaling $1.2 million and $6.0 million during the third quarter of 2009 and 2008, respectively.
As described above under “Restatement of Previously-Issued Financial Statements,” no further Shareholder Payments or Employee Payments will be made as a result of amendments to the agreements among the selling shareholders effective August 1, 2009, and earn-outs for the period after August 1, 2009 are accounted for as additional purchase consideration and not also as non-cash compensation expense. We recognized $1.2 million of non-cash compensation expense during the third quarter of 2009 related to Shareholder Payments and Employee Payments for the period July 1 to July 31, 2009, in addition to the $7.1 million previously recognized for the first six months of 2009. We expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods, which we currently estimate to be no more than $4 million in each of 2009, 2010 and 2011. Additionally, as a result of the impact that our restatement may have on our business, we expect to incur a moderate increase in cash and share-based compensation expense to retain our top-performing employees. We also expect an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of time in certain practice groups, the restatement, the SEC investigations with respect to the circumstances that led to the restatement and the allocation of time in certain practice groups, the USAO’s request for certain documents and the private shareholder class action lawsuits and derivative lawsuits in respect of the restatement. To the extent permitted by law, our by-laws and articles of incorporation require that we indemnify our officers and directors against judgments, fines and amounts paid in settlement, including attorneys’ fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to us if such person acted in good faith. Although there is no limit on the amount of indemnification, we may have recourse against our insurance carrier for certain payments made.
Other Expense
Other expense decreased $3.2 million, or 59.1%, to $2.2 million in the third quarter of 2009 from $5.5 million in the third quarter of 2008. The $3.2 million decrease was primarily due to the following:
•	$1.7 million was attributable to a decrease in interest expense resulting from a decrease in interest rates, which was partially offset by higher levels of borrowings.

•
$1.0 million was attributable to a gain from an increase in the market value of our investments that are used to fund our deferred compensation liability. This gain was offset by an increase in direct costs as our corresponding deferred compensation liability increased.

•	$0.3 million was related to an increase in unrealized exchange rate gains.
As further described below under “Liquidity and Capital Resources”, the fees and interest we pay on outstanding borrowings vary based on our total debt to EBITDA ratio as set forth in the Credit Agreement. The fees and interest expense we pay on outstanding borrowings in the future may exceed those paid historically as a result of a decrease in our EBITDA and the impact of a lower EBITDA on the total debt to EBITDA ratio, and also as a result of the amendment to our Credit Agreement as described above in “Restatement of Previously-Issued Financial Statements”.
Income Tax Expense (Benefit)
For the third quarter of 2009, we recognized income tax benefit of $32.3 million on a loss of $96.3 million, primarily attributable to the impairment charge on goodwill of $106.0 million. For the third quarter of 2008, we recognized income tax expense of $8.3 million on income of $10.8 million. Our effective tax rate decreased to 33.6% for the third quarter of 2009 from 77.4% in the same period last year. The lower effective tax rate in 2009 was primarily attributable to lower non-cash compensation expense, which is not tax deductible because the Shareholder Payments and Employee Payments resulting in the non-cash compensation expense were not made by us.
Net Income (Loss)
Net loss was $64.0 million for the three months ended September 30, 2009 compared to net income of $2.4 million for the same period last year. The decrease in net income was primarily due to the $106.0 million goodwill impairment charge that was recorded in the third quarter of 2009 and $13.0 million in restatement related expense, partially offset by lower non-cash compensation expense totaling $1.2 million in the third quarter of 2009 compared to $6.0 million in the third quarter of 2008, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” coupled with a lower effective income tax rate as described above. Loss per share for the third quarter of 2009 was ($3.16) compared to diluted earnings per share of $0.12 for the third quarter of 2008. The decrease in earnings per share was largely due to the goodwill impairment charge coupled with the restatement related expenses discussed above, partially offset by lower non-cash compensation expense in the third quarter of 2009.

Segment Results
Health and Education Consulting
Revenues
Health and Education Consulting segment revenues increased $23.2 million, or 30.3%, to $99.7 million for the third quarter of 2009 from $76.5 million for the third quarter of 2008. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 20.5%, 49.9%, 27.3% and 2.3% of this segment’s revenues during the three months ended September 30, 2009, respectively, compared to 33.0%, 56.6%, 8.1% and 2.3%, respectively, for the comparable period in 2008.
Of the overall $23.2 million increase in revenues, $22.5 million was attributable to our full-time billable consultants and $0.7 million was attributable to our full-time equivalents. The $22.5 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and the average billing rate per hour primarily due to performance-based revenues recognized in the period upon meeting performance criteria associated with several Stockamp engagements. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria. Additionally, due to the timing of the implementation of processes enabling us to recognize performance-based revenue in accordance with GAAP subsequent to the acquisition of Stockamp, we recognized more performance-based revenue in 2009 than in the comparable period. These increases were partially offset by a decrease in the utilization rate for this segment.
Operating Income
Health and Education Consulting segment operating income increased $21.0 million, or 118.2%, to $38.7 million in the three months ended September 30, 2009 from $17.7 million in the three months ended September 30, 2008. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 38.8% for the third quarter of 2009 from 23.2% in the same period last year. The increase in this segment’s operating margin was attributable to lower non-cash compensation expense, lower amortization expense as well as lower general and administrative expense, partially offset by restructuring expense resulting from the cost reduction program implemented in the third quarter of 2009. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $0.7 million in the third quarter of 2009 and $4.2 million in the third quarter of 2008 and reduced this segment’s operating margin by 70 basis points and 550 basis points in the third quarter of 2009 and 2008, respectively.
Accounting and Financial Consulting
Revenues
Accounting and Financial Consulting segment revenues decreased $8.3 million, or 23.6%, to $26.8 million for the third quarter of 2009 from $35.1 million for the third quarter of 2008. Revenues from time-and-expense engagements and fixed-fee engagements represented 93.9% and 6.1% of this segment’s revenues during the third quarter of 2009, respectively. For the third quarter of 2008, time-and-expense engagements and fixed-fee engagements represented 95.8% and 4.2%, respectively.
Of the overall $8.3 million decrease in revenues, $5.5 million was attributable to our full-time billable consultants and $2.8 million was attributable to our full-time equivalents. The $5.5 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services and a decrease in the average billing rate per hour for this segment. The $2.8 million decrease in full-time equivalent revenues resulted from a decline in demand for our variable, on-demand consultants.
Operating Income
Accounting and Financial Consulting segment operating income decreased $6.7 million, or 69.8%, to $2.9 million in the three months ended September 30, 2009 compared to $9.6 million in the three months ended September 30, 2008. Segment operating margin decreased to 10.8% for the third quarter of 2009 from 27.4% in the same period last year. The decrease in this segment’s operating margin was attributable to higher cash compensation and share-based compensation costs as a percentage of revenue, partially offset by decreased non-cash compensation expense, primarily representing Shareholder Payments as described above under “Restatement of Previously-Issued Financial Statements.” Segment operating margin for the third quarter of 2009 was 10.8%. Non-cash compensation expense totaling $0.3 million and $0.8 million for the third quarter of 2009 and 2008, respectively, reduced this segment’s operating margin by 100 basis points and 230 basis points in the third quarter of 2009 and 2008, respectively.

Legal Consulting
Revenues
Legal Consulting segment revenues decreased $8.8 million, or 23.1%, to $29.3 million for the third quarter of 2009 from $38.1 million for the third quarter of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 89.7%, 10.3% and 0% of this segment’s revenues during the three months ended September 30, 2009, respectively, compared to 94.0%, 5.7% and 0.3%, respectively, for the comparable period in 2008.
Of the overall $8.8 million decrease in revenues, $4.2 million was attributable to our full-time billable consultants and $4.6 million was attributable to our full-time equivalents. The $4.2 million decrease in full-time billable consultant revenues reflected a decrease in both the demand for our services coupled with a decrease in the average billing rate per hour for this segment. The $4.6 million decrease in full-time equivalent revenues reflected a decrease in demand for our document review services.
Operating Income
Legal Consulting segment operating income decreased $10.3 million, or 65.9%, to $5.4 million in the three months ended September 30, 2009 from $15.7 million in the three months ended September 30, 2008. Segment operating margin decreased to 18.3% for the third quarter of 2009 from 41.2% in the same period last year. The decrease in this segment’s operating margin was attributable to higher total compensation cost as a percentage of revenues, coupled with an increase in restructuring expense resulting from the cost reduction program implemented in the third quarter of 2009.
Corporate Consulting
Revenues
Corporate Consulting segment revenues decreased $2.5 million, or 13.5%, to $16.4 million for the third quarter of 2009 from $18.9 million for the third quarter of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 57.4%, 36.7% and 5.9% of this segment’s revenues during the three months ended September 30, 2009, respectively, compared to 50.0%, 49.9% and 0.1%, respectively, for the comparable period in 2008.
The $2.5 million decrease in revenues was primarily attributable to our full-time billable consultant revenues, reflecting an overall decrease in demand and a decrease in the number of consultants for this segment, partially offset by an increase in the utilization rate and average billing rate per hour for this segment.
Operating Income
Corporate Consulting segment operating income increased $2.7 million, or 118.1%, to $5.0 million in the three months ended September 30, 2009 from $2.3 million in the three months ended September 30, 2008. Segment operating margin increased to 30.8% for the third quarter of 2009 from 12.2% in the same period last year. The increase in this segment’s operating margin reflects lower total compensation cost as a percentage of revenues as well as lower general and administrative costs. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Corporate Consulting segment totaled $0.2 million and $1.0 million in the third quarter of 2009 and 2008, respectively, and reduced this segment’s operating margin by 130 basis points and 530 basis points in the third quarter of 2009 and 2008, respectively.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenues
Revenues increased $49.6 million, or 11.0%, to $501.1 million for the first nine months of 2009 from $451.5 million for the first nine months of 2008. We acquired Stockamp on July 8, 2008 and therefore, revenues for the first nine months of 2009 included revenues generated by Stockamp while revenues for the first nine months of 2008 included revenues from Stockamp for slightly less than three months.
Of the overall $49.6 million increase in revenues, $61.8 million was attributable to our full-time billable consultants, partially offset by a $12.2 million decrease attributable to our full-time equivalents. The $61.8 million increase in full-time billable consultant revenues was attributable to an increase in the number of consultants in our Health and Education Consulting segment reflecting our acquisition of Stockamp, coupled with an increase in the utilization rate of our consultants and an increase in our average billing rate resulting from an increase in performance-based revenues recognized in the period upon meeting performance criteria associated with several Stockamp engagements. Performance-based fee engagements may cause significant variations in revenues and operating results due to the timing of achieving the performance-based criteria. The $12.2 million decrease in full-time equivalent revenues resulted from lower demand for our variable, on-demand consultants in our Accounting and Financial Consulting and Legal Consulting segments, partially offset by higher demand in our Health and Education segment.

Total Direct Costs
Our direct costs increased $23.4 million, or 8.0%, to $317.1 million in the first nine months of 2009 from $293.7 million in the first nine months of 2008. Approximately $15.0 million of the increase was attributable to the increase in the average number of revenue-generating professionals and the promotion of our employees during the year, including 17 to the managing director level effective January 1, 2009, and their related salaries and benefits costs. Additionally, $7.0 million of the increase in direct costs was attributable to an increased usage of independent contractors, in particular within our Legal Consulting and Health and Education Consulting segments. These increases were partially offset by a decrease of $15.7 million in non-cash compensation. We recorded non-cash compensation expense totaling $8.3 million and $24.0 million during the first nine months of 2009 and 2008, respectively, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” Share-based compensation expense associated with our revenue-generating professionals was $12.0 million in the first nine months of 2009 compared to $12.3 million in the comparable period in 2008.
Total direct costs for the nine months ended September 30, 2009 and 2008 included $3.7 million and $3.1 million, respectively, of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition.
Operating Expenses
Selling, general and administrative expenses increased $2.0 million, or 2.1%, to $98.4 million in the first nine months of 2009 from $96.4 million in the first nine months of 2008. Of the $2.0 million increase, $4.3 million was due to an increase in non-revenue generating professionals and their related compensation and benefits costs, $0.8 million was attributable to increased severance charges, another $1.2 million was attributable to higher facilities cost, and $1.1 million was due to an increase in charitable contributions. These increases were partially offset by a decrease in practice administration expense of $1.4 million. Share-based compensation expense associated with our non-revenue-generating professionals decreased from $8.1 million in the first nine months of 2008 to $4.6 million in the first nine months of 2009.
In response to current market conditions and lowered revenue expectations, during the third quarter of 2009, we initiated a cost reduction program to align our cost structure with anticipated demand. This cost reduction effort is estimated to result in an annualized $30 million reduction in expenses and is primarily comprised of labor related cost savings including salary, benefits and bonus resulting from a reduction in the number of our revenue-generating employees. These efforts are expected to allow us to maintain appropriate operating margins while paying adequate bonuses until economic conditions improve. Restructuring expense, consisting of severance charges, was $2.1 million in the nine months ended September 30, 2009. Restructuring expense in the same period in the prior year was $2.3 million.
Expenses incurred in connection with our restatement, discussed above under “Restatement of Previously-Issued Financial Statements,” totaled $13.4 million in the nine months ended September 30, 2009. Expenses incurred in connection with the restatement are primarily comprised of legal and accounting fees, as well as the settlement costs of an indemnification claim arising in connection with a representation and warranty in a purchase agreement for a previous acquisition.
Depreciation expense increased $2.0 million, or 17.9%, to $13.2 million in the nine months ended September 30, 2009 from $11.2 million in the nine months ended September 30, 2008 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense decreased $1.5 million, or 26.8%, to $4.1 million for the nine months ended September 30, 2009 from $5.6 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.
As discussed above under “Restatement of Previously-Issued Financial Statements,” we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009. We recorded a $106.0 million non-cash pretax charge for the impairment of goodwill to reduce the carrying value of goodwill in our Accounting and Financial Consulting reporting unit ($59.0 million) and our Corporate Consulting reporting unit ($47.0 million). The impairment charge is non-cash in nature and does not affect the Company’s liquidity.

During the first nine months of 2009, we recognized a gain of $2.7 million relating to the release of employee non-solicitation agreements and settlement of other contractual obligations.
Operating Income
Operating income decreased $93.5 million to an operating loss of $54.3 million in the first nine months of 2009 from operating income of $39.2 million in the first nine months of 2008. Operating margin decreased to (10.8%) in the nine months ended September 30, 2009 compared to 8.7% in the nine months ended September 30, 2008. The decrease in operating margin was primarily attributable to the goodwill impairment charge and restatement related expenses, partially offset by lower non-cash compensation expense totaling $8.3 million and $24.0 million during the first nine months of 2009 and 2008, respectively, and a gain from the settlement of contractual obligations discussed above.
As described above under “Restatement of Previously-Issued Financial Statements,” no further Shareholder Payments or Employee Payments will be made as a result of amendments to the agreements among the selling shareholders effective August 1, 2009, and earn-outs for the period after August 1, 2009 are accounted for as additional purchase consideration and not also as non-cash compensation expense. We recognized $1.2 million of non-cash compensation expense during the third quarter of 2009 related to Shareholder Payments and Employee Payments for the period July 1 to July 31, 2009, in addition to the $7.1 million previously recognized for the first six months of 2009. We expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods, which we currently estimate to be no more than $4 million in each of 2009, 2010 and 2011. Additionally, as a result of the impact that our restatement may have on our business, we expect to incur a moderate increase in cash and share-based compensation expense to retain our top-performing employees. We also expect an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of time in certain practice groups, the restatement, the SEC investigation with respect to the circumstances that led to the restatement, the SEC investigation into the allocation of time in certain practice groups, the USAO’s request for certain documents and the private shareholder class action lawsuits and derivative lawsuits in respect of the restatement. To the extent permitted by law, our by-laws and articles of incorporation require that we indemnify our officers and directors against judgments, fines and amounts paid in settlement, including attorneys’ fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to us if such person acted in good faith. Although there is no limit on the amount of indemnification, we may have recourse against our insurance carrier for certain payments made.
Other Expense
Other expense decreased $2.1 million, or 21.2%, to $7.8 million in the first nine months of 2009 from $9.9 million in the first nine months of 2008. The $2.1 million decrease was primarily due to the following:
•
$1.7 million gain from an increase in the market value of our investments that are used to fund our deferred compensation liability. This gain was offset by an increase in direct costs as our corresponding deferred compensation liability increased.

•	$0.3 million was due to net foreign currency transaction gains.
•	$0.1 million was attributable to a decrease in interest expense from a decrease in interest rates, partially offset by higher levels of borrowings during the first nine months of 2009.
As further described below under “Liquidity and Capital Resources”, the fees and interest we pay on outstanding borrowings vary based on our total debt to EBITDA ratio as set forth in the Credit Agreement. As a result of our restatement, our historical EBITDA decreased resulting in higher fees and interest expense for certain historical periods totaling $0.1 million. We recognized this amount in the second quarter of 2009. Additionally, the fees and interest expense we pay on outstanding borrowings in the future may exceed those paid historically as a result of a decrease in our EBITDA and the impact of a lower EBITDA on the total debt to EBITDA ratio, and also as a result of the amendment to the Credit Agreement as described above in “Restatement of Previously-Issued Financial Statements”.
Income Tax Expense (Benefit)
For the nine months ended September 30, 2009, we recognized income tax benefit of $14.8 million on a loss of $62.1 million, primarily attributable to the impairment charge on goodwill of $106.0 million.  For the nine months ended September 30, 2008, we recognized income tax expense of $22.7 million on income of $29.3 million. Our effective tax rate decreased to 23.9% for the first nine months of 2009 from 77.4% for the same period last year.  The lower effective tax rate in 2009 was primarily attributable to lower non-cash compensation expense, which is not tax deductible because the Shareholder Payments and Employee Payments resulting in the non-cash compensation expense were not made by us.  Excluding the effect of the non-cash compensation expense, our effective tax rate was higher in 2009 due to an increase in the valuation allowance for certain foreign losses along with other new foreign losses that have a lower jurisdictional rate than our statutory rate.

Net Income (Loss)
Net loss was $47.3 million for the nine months ended September 30, 2009 compared to net income of $6.6 million for the same period last year. The decrease in net income in 2009 was primarily due to the $106.0 million goodwill impairment charge and the $13.4 million of restatement related expenses, partially offset by lower non-cash compensation expense totaling $8.3 million in the first nine months of 2009 compared to $24.0 million in the first nine months of 2008, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” coupled with a lower effective income tax rate as described above. Loss per share for the first nine months of 2009 was $2.36 compared to diluted earnings per share of $0.35 for the first nine months of 2008. The decrease in earnings per share was attributable to the goodwill impairment charge and restatement related expenses described above, partially offset by lower non-cash compensation expense and a $2.7 million gain described above.
Segment Results
Health and Education Consulting
Revenues
Health and Education Consulting segment revenues increased $102.2 million, or 56.5%, to $283.2 million for the first nine months of 2009 from $181.0 million for the first nine months of 2008. Revenues for the first nine months of 2009 included revenues from our acquisition of Stockamp while revenues for the first nine months of 2008 included revenues from Stockamp for slightly less than three months as Stockamp was acquired on July 8, 2008. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 22.8%, 53.4%, 21.4% and 2.4% of this segment’s revenues during the nine months ended September 30, 2009, respectively, compared to 44.3%, 50.5%, 4.2% and 1.0%, respectively, for the comparable period in 2008.
Of the overall $102.2 million increase in revenues, $93.0 million was attributable to our full-time billable consultants and $9.2 million was attributable to our full-time equivalents. The $93.0 million increase in full-time billable consultant revenues reflected an increase in the number of consultants and the average billing rate per hour for this segment primarily due to performance-based revenues recognized in the period upon meeting performance criteria associated with several Stockamp engagements. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria. Additionally, due to the timing of the implementation of processes enabling us to recognize performance-based revenue in accordance with GAAP subsequent to the acquisition of Stockamp, we recognized more performance-based revenue in 2009 than in the comparable period. These increases were partially offset by a decrease in the utilization rate for this segment.
Operating Income
Health and Education Consulting segment operating income increased $51.8 million, or 94.4%, to $106.7 million in the nine months ended September 30, 2009 from $54.9 million in the nine months ended September 30, 2008. The Health and Education Consulting segment operating margin increased to 37.7% for the first nine months of 2009 from 30.3% in the same period last year. The increase in this segment’s operating margin was attributable to lower non-cash compensation expense, lower share-based compensation expense as a percentage of revenues, and a gain relating to the settlement of contractual obligations. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $5.6 million and $10.2 million in the first nine months of 2009 and 2008, respectively, and reduced this segment’s operating margin by 190 basis points and 560 basis points in the first nine months of 2009 and 2008, respectively.
Accounting and Financial Consulting
Revenues
Accounting and Financial Consulting segment revenues decreased $35.0 million, or 31.2%, to $77.0 million for the first nine months of 2009 from $112.0 million for the first nine months of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 92.5%, 7.4% and 0.1% of this segment’s revenues during the first nine months of 2009, respectively. For the first nine months of 2008, 96.1% of this segment’s revenues were from time-and-expense engagements and 3.9% were from fixed-fee engagements.

Of the overall $35.0 million decrease in revenues, $15.9 million was attributable to our full-time billable consultants and $19.1 million was attributable to our full-time equivalents. The $15.9 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services and a decrease in the average billing rate per hour for this segment, partially offset by an increase in utilization. The $19.1 million decrease in full-time equivalent revenues resulted from a decline in demand for our variable, on-demand consultants.
Operating Income
Accounting and Financial Consulting segment operating income decreased $11.0 million, or 58.2%, to $7.9 million in the nine months ended September 30, 2009 from $18.9 million in the nine months ended September 30, 2008. Segment operating margin decreased to 10.3% for the first nine months of 2009 from 16.9% in the same period last year. The decrease in this segment’s operating margin was attributable to higher cash-compensation cost as a percentage of revenues, partially offset by lower non-cash compensation expense. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Accounting and Financial Consulting segment totaled $1.9 million and $10.7 million in the first nine months of 2009 and 2008, respectively, and reduced this segment’s operating margin by 240 basis points and 950 basis points in the first nine months of 2009 and 2008, respectively.
Legal Consulting
Revenues
Legal Consulting segment revenues decreased $10.5 million, or 11.1%, to $83.4 million for the first nine months of 2009 from $93.9 million for the first nine months of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 89.3%, 10.6% and 0.1% of this segment’s revenues during the nine months ended September 30, 2009, respectively, compared to 91.7%, 7.3% and 1.0%, respectively, for the comparable period in 2008.
Of the overall $10.5 million decrease in revenues, $8.3 million was attributable to our full-time billable consultants, and $2.1 million was attributable to our full-time equivalents. The $8.3 million decrease in full-time billable consultant revenues reflected a decrease in both the utilization rate and the average billing rate per hour for this segment. The $2.1 million decrease in full-time equivalent revenues reflected a decreased demand for our document review services.
Operating Income
Legal Consulting segment operating income decreased $16.1 million, or 49.6%, to $16.3 million in the nine months ended September 30, 2009 from $32.4 million in the nine months ended September 30, 2008. Segment operating margin decreased to 19.6% for the first nine months of 2009 from 34.5% in the same period last year. The decrease in this segment’s operating margin was attributable to higher total compensation cost as a percentage of revenues, coupled with an increased level of investment in personnel, infrastructure, technology and other resources for our document review business.
Corporate Consulting
Revenues
Corporate Consulting segment revenues decreased $7.2 million, or 11.2%, to $57.4 million for the first nine months of 2009 from $64.6 million for the first nine months of 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 50.0%, 48.3% and 1.7% of this segment’s revenues during the nine months ended September 30, 2009, respectively, compared to 47.9%, 49.8% and 2.3%, respectively, for the comparable period in 2008.
The $7.2 million decrease in revenues was primarily attributable to our full-time billable consultant revenues, reflecting an overall decrease in demand and a decrease in the number of consultants for this segment, partially offset by an increase in the utilization rate and average billing rate per hour for this segment.
Operating Income
Corporate Consulting segment operating income increased $2.8 million, or 17.5%, to $19.1 million in the nine months ended September 30, 2009 compared to $16.3 million in the nine months ended September 30, 2008. Segment operating margin increased to 33.3% for the first nine months of 2009 from 25.2% in the same period last year. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Corporate Consulting segment totaled $0.8 million and $3.0 million in the nine months ended September 30, 2009 and 2008, respectively, and reduced this segment’s operating margin by 140 basis points and 460 basis points in the first nine months of 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased $12.6 million, from $14.1 million at December 31, 2008 to $26.7 million at September 30, 2009. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.
Cash flows provided by operating activities totaled $52.0 million for the nine months ended September 30, 2009, compared to $44.4 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable affect these account balances. The increase in cash provided by operations was attributable to lower bonuses paid during the first nine months of 2009 as compared to the same period last year. The increase in cash during the first nine months of 2009 was partially offset by an increase in receivables and a decrease in deferred revenues primarily related to Stockamp’s software support and maintenance fees, which are billed and collected in advance and recognized as revenues over the support period, which is generally one year.
Cash used in investing activities was $60.8 million for the nine months ended September 30, 2009 and $246.3 million for the same period last year. The use of cash in the first nine months of 2009 primarily consisted of payments of additional purchase consideration earned by the selling shareholders of businesses that we acquired, totaling $47.4 million. The use of cash in 2008 primarily consisted of $168.5 million for the acquisition of Stockamp, $23.0 million for the buy-out of an earn-out provision, and payments of additional purchase consideration earned by the selling shareholders of businesses that were acquired totaling $32.8 million. The use of cash in the first nine months of 2009 and 2008 also included purchases of property and equipment. We estimate that the cash utilized for capital expenditures in 2009 will be approximately $15 million, primarily for leasehold improvements, computer equipment and software.
Prior to the September 30, 2009 Eighth Amendment to the Credit Agreement discussed below, we could borrow up to $460.0 million under the Credit Agreement. In addition, the Credit Agreement had an accordion feature allowing for an additional amount of up to $60.0 million to be borrowed upon approval from the lenders. Prior to the entry into the Eighth Amendment to the Credit Agreement, the Credit Agreement consisted of a $240.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”), which was drawn in a single advance of $220.0 million on July 8, 2008 to fund, in part, our acquisition of Stockamp.
On September 30, 2009, we entered into the Eighth Amendment to the Credit Agreement which amended, among other items, the following terms:
1.
Reduced the maximum amount of principal that may be borrowed under the Revolver by $60 million from $240 million to $180 million, and eliminated the $60 million accordion feature that was available under the Credit Agreement. The borrowing capacity continues to be reduced by any outstanding letters of credit.

2.	Increased the LIBOR spread, base rate spread and letters of credit fee by 75 basis points in each case and increased the non-use fee from a range of 30 to 50 basis points to a flat 50 basis points.
3.
Decreased the maximum leverage ratio from 3.00:1.00 to 2.75:1.00 effective December 31, 2010, lowered the minimum fixed charge coverage ratio from 2.50:1.00 to 2.35:1.00 effective September 30, 2009 and added a financial covenant requiring minimum net worth to be greater than zero.

4.
Modified the definition of consolidated EBITDA by, among other items, allowing for the add back of non-cash goodwill impairment charges and other acquisition-related intangible asset impairment charges, non-cash restructuring charges, and non-cash compensation charges for the periods ending up to and including September 30, 2009. Beyond September 30, 2009, we are limited on the future add back of non-cash goodwill and acquisition-related intangible asset impairment charges up to the lesser of $30 million or 15% of net worth.

On September 30, 2009, we also entered into the Security Agreement as described above under the heading “Restatement of Previously-Issued Financial Statements”.

The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At September 30, 2009, outstanding letters of credit totaled $5.6 million and are used as security deposits for our office facilities. As of September 30, 2009, the borrowing capacity under the Credit Agreement was $65.4 million.
Fees and interest on borrowings vary based on our total debt to EBITDA ratio as set forth in the Credit Agreement. Interest is based on a spread, ranging from 2.25% to 3.25%, as amended, over the LIBOR or a spread, ranging from 1.25% to 2.25%, as amended, over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us. The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that began on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the Credit Agreement on February 23, 2012.
Under the Credit Agreement, dividends are restricted to an amount up to 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions need to be approved by the lenders. The Credit Agreement includes quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.35 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 as of September 30, 2009 and decreasing to 2.75:1.00 effective December 31, 2010, as those ratios are defined in the Credit Agreement as well as a minimum net worth greater than zero. At September 30, 2009, we were in compliance with these financial covenants with a fixed charge coverage ratio of 2.96 to 1.00 and a leverage ratio of 2.21 to 1.00 and net worth greater than zero.
During the first nine months of 2009, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired and that were accrued for at December 31, 2008. We also made borrowings to fund our daily operations. During the nine months ended September 30, 2009, the average daily outstanding balance under our credit facility was $299.9 million. Borrowings outstanding under this credit facility at September 30, 2009 totaled $301.5 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted-average interest rate of 3.9%, which we expect will increase in the future due to the terms of the Credit Agreement, as amended, discussed above including the effect of the interest rate swap described below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Borrowings outstanding at December 31, 2008 totaled $280.0 million and carried a weighted-average interest rate of 3.1%. At both September 30, 2009 and December 31, 2008, we were in compliance with our debt covenants.
See above under the heading “Restatement of Previously-Issued Financial Statements” and note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I — Item 1. Consolidated Financial Statements” for a discussion of certain matters related to the Credit Agreement and our borrowings thereunder in light of the restatement. See “Risk Factors” in our 2008 Annual Report on Form 10-K/A for a discussion of certain risks and uncertainties related to the Credit Agreement.
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

CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K/A for the year ended December 31, 2008. There have been no significant changes in our contractual obligations since December 31, 2008 except as described below:
•
During the first nine months of 2009, we paid additional purchase consideration to selling shareholders of businesses that we acquired as financial performance targets were met in 2008. The aggregate purchase consideration paid totaled $47.4 million.

•	During the first nine months of 2009, our long-term borrowings increased from $280.0 million as of December 31, 2008 to $301.5 million as of September 30, 2009.
OFF BALANCE SHEET ARRANGEMENTS
Except for operating leases, we have not entered into any off-balance sheet arrangements.
NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued a new accounting pronouncement regarding fair value (formerly SFAS No. 157 — “Fair Value Measurements”). This pronouncement, located under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. We adopted this pronouncement effective beginning on January 1, 2008 for financial assets and financial liabilities, which did not have any impact on our financial statements. In February 2008, the FASB delayed by one year the effective date of this pronouncement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted this pronouncement effective beginning on January 1, 2009 for nonfinancial assets and nonfinancial liabilities, which did not have any impact on our financial statements.
In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS No. 141 (revised 2007) — “Business Combinations”). This pronouncement, located under FASB ASC Topic 805, “Business Combinations,” was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. This pronouncement retains the purchase method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact on us include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. ASC Topic 805 also requires an acquirer to recognize at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value can be determined on the date of acquisition. We adopted this pronouncement on a prospective basis effective beginning on January 1, 2009. For business combinations completed on or subsequent to the adoption date, the application of this pronouncement may have a significant impact on our financial statements, the magnitude of which will depend on the specific terms and conditions of the transactions.
In December 2007, the FASB issued a new accounting pronouncement regarding noncontrolling interests and the deconsolidation of a subsidiary (formerly SFAS No. 160 — “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”). This pronouncement, located under FASB ASC Topic 810, “Consolidation,” was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this pronouncement effective beginning on January 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements.
In March 2008, the FASB issued a new accounting pronouncement regarding derivative and hedging activities (formerly SFAS No. 161 — “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). This pronouncement, located under FASB ASC Topic 815, “Derivatives and Hedging,” was issued to improve transparency of financial information provided in financial statements by requiring expanded disclosures about an entity’s derivative and hedging activities. This pronouncement requires entities to provide expanded disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this pronouncement effective beginning on January 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.

In April 2009, the FASB issued a new accounting pronouncement regarding interim disclosures about fair value of financial instruments (formerly FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 — “Interim Disclosures about Fair Value of Financial Instruments”). This pronouncement, located under FASB ASC Topic 825, “Financial Instruments,” increases the frequency of fair value disclosures by requiring both interim and annual disclosures. We adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.
In May 2009, the FASB issued a new accounting pronouncement regarding subsequent events (formerly SFAS No. 165 — “Subsequent Events”). This pronouncement, located under FASB ASC Topic 855, “Subsequent Events,” was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements.
In June 2009, the FASB issued a new accounting pronouncement regarding authoritative GAAP (formerly SFAS No. 168 — “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This pronouncement, located under FASB ASC Topic 105, “Generally Accepted Accounting Principles,” establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. We adopted this pronouncement effective beginning on July 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement amends FASB Interpretation No. 46(R) to require an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. SFAS No. 167 will be effective for us beginning on January 1, 2010. We are currently evaluating the impact that the adoption of this statement may have on our future financial position, results of operations, earnings per share, and cash flows. SFAS No. 167 has not yet been codified under FASB ASC Topic 105.
SUBSEQUENT EVENT
We have evaluated subsequent events since September 30, 2009 and up to the time of the filing of this quarterly report on Form 10-Q on November 5, 2009.
On October 29, 2009, we sold a small portion of our Disputes and Investigations practice specializing in complex accounting matters within our Accounting and Financial Consulting segment. This portion of the business, which included five Managing Directors and their related staff, was based in our Boston office. The sale of this group is not expected to have a material impact on our results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks primarily from changes in interest rates, changes in the price of our common stock and changes in the market value of our investments.
Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate or Prime Rate. At September 30, 2009, we had borrowings outstanding totaling $301.5 million that carried a weighted-average interest rate of 3.9%. A hypothetical one percent change in this interest rate would have a $3.0 million effect on our pre-tax income.
On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this interest rate swap to hedge against the risk of changes in future cash flows related to changes in interest rate on $100.0 million of the total variable-rate borrowings outstanding under our credit facility. Under the terms of the agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively fixed our LIBOR-based rate for $100.0 million of our debt beginning on March 31, 2009 and through February 23, 2012. Including the impact of the swap, the effective interest rate on $100.0 million of our debt was 4.7% as of September 30, 2009. We expect this hedge to be highly effective.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of September 30, 2009.
In connection with our acquisition of Stockamp and an amendment to the Wellspring Stock Purchase Agreement, we issued a total of 1,541,036 shares of our common stock to the sellers of Stockamp and Wellspring. Additionally, we provided them with a protection against a decline in the value of the shares issued until the restrictions on the shares lapsed. As such, we are subject to market risk relating to our common stock. Of the 1,541,036 shares issued, the restrictions on 1,210,814 shares lapsed in January 2009 and we were not required to make further payments. The restrictions on the remaining 330,222 shares that were placed in escrow lapsed in July 2009 and we made a price protection payment of $0.2 million to Stockamp.
From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I — Item 1. Consolidated Financial Statements,” we have amended our annual report on Form 10-K for the year ended December 31, 2008 and our quarterly report on Form 10-Q for the period ended March 31, 2009. As discussed in those sections, the Shareholder Payments and Employee Payments were not properly recorded in our financial statements because senior management did not properly take into account the impact of the selling shareholders’ redistribution of the acquisition-related payments when determining the appropriate accounting treatment. In some cases, senior management was unaware of the redistributions. In other cases, senior management was aware of the redistributions but either misunderstood or misapplied the appropriate accounting guidance. As a result, the facts and circumstances surrounding the Shareholder Payments and Employee Payments were not fully described in representation letters previously provided to our independent auditors.
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation and as a result of the material weakness in our internal control over financial reporting previously disclosed under “Item 9A — Controls and Procedures” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 and described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is not accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
As discussed below, we previously identified a material weakness in our internal control over financial reporting related to our accounting for certain acquisition-related payments received by the selling shareholders of specific businesses we acquired that were subsequently redistributed by the selling shareholders among themselves and to other select Huron employees. As a result of our identification of such material weakness, we performed substantial additional procedures to determine how such acquisition-related payments were redistributed among such selling shareholders and to such employees and to reconcile such redistribution with our underlying records. We also engaged in a related analysis of our underlying records and our financial statements in light of the redistribution of the acquisition-related payments to determine the completeness and accuracy of our underlying records and our financial statements with respect to such redistribution. These procedures and our related analysis were undertaken to identify the accounting adjustments required with respect to the redistribution of such acquisition-related payments by the selling shareholders to ensure that our consolidated financial statements included in this quarterly report on Form 10-Q could be presented in accordance with GAAP.

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
This failure to correctly account for the redistribution of such acquisition-related payments resulted in misstatements in our consolidated financial statements for the quarter ended March 31, 2009 and for the years ended December 31, 2008, 2007 and 2006, including the quarterly periods in each of those years, that were not prevented or detected as more fully described in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I — Item 1. Consolidated Financial Statements.” This control deficiency could result in a material misstatement of direct costs, total direct costs and reimbursable expenses, operating income, income before provision for income taxes, net income, earnings per share, additional paid-in-capital and retained earnings that could result in a material misstatement of the Company’s annual and interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described in our 2008 Annual Report on Form 10-K/A and below, we have engaged in and continue to engage in significant efforts to address the material weakness in our internal control over financial reporting, and management is committed to remediating the Company’s material weakness by year-end.
Management continues to make progress toward achieving the effectiveness of the Company’s disclosure controls and procedures. Specifically, the Company’s management is continuing remediation efforts as described below under “Management’s Remediation Initiatives”.
Management’s Remediation Initiatives
Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. Management has made improvements in the Company’s internal control over financial reporting and is committed to remediating the Company’s material weakness by year-end. Under management’s direction, our Sarbanes-Oxley compliance function is responsible for helping develop and monitor management’s short-term and long-term remediation plans.
The following describes certain of management’s remediation initiatives, which are intended to address our specific material weakness and continue to enhance the Company’s internal control over financial reporting.
•
Including new language in all purchase agreements entered into after December 31, 2008 to include specific stipulations regarding acquisition-related payments and allow for the Company to periodically audit and review the disbursement, if any, of acquisition-related payments by the sellers;

•
Amended agreements amongst sellers related to certain acquisitions prior to 2009 to include stipulations that prohibit the distribution of acquisition-related payments other than in accordance with ownership percentages at the date of acquisition and the inclusion of a clause that allows for the Company to periodically audit and review the disbursement, if any, of acquisition-related payments by the sellers;

•
Requiring certifications from selling shareholders at time of accrual and at time of cash payment of earn-out distributions that the payments have been appropriately distributed and ensuring that deviations, if any, are promptly reported to the Company;

•
Amended the Company’s Code of Business Conduct and Ethics in September 2009 to require employee disclosure of all compensation or other payments received, directly or indirectly, from any entity or individual associated with the Company or from any entity acquired by the Company;

•	Amended the Charter of the Audit Committee to specify that the Audit Committee will review with management the proposed treatment for acquisition-related payments; and
•	Amended the Charter of the Disclosure Committee to increase focus on acquisition-related payments.

Collectively, these and other remediation plans have been implemented as we work towards completing remediation of the Company’s material weakness by year-end.
Changes in Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The SEC has commenced an investigation with respect to the circumstances that led to the restatement and a separate investigation into the allocation of time in certain practice groups. We also conducted a separate inquiry, in response to the initial inquiry from the SEC, into the allocation of time in certain practice groups. This matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigation with respect to the allocation of time in certain practice groups is ongoing. We are cooperating fully with the SEC in its investigations. As often happens in these circumstances, the USAO for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO. In addition, the following purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009, (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009 and (7) a compliant in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 2, 2009. The complaints assert claims under Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and contend that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP and seek unspecified damages and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. We intend to defend the actions vigorously.

The Company has also been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement, since consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009 (the “Peters suit”) and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009 (the “Hacias suit”). A consolidated complaint is forthcoming. The Peters suit was filed in the Circuit Court of Cook County, Illinois, Law Division, and alleges claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The Peters suit also alleges claims for professional negligence against PricewaterhouseCoopers LLP, the Company’s independent auditors. The Hacias suit was filed in the Circuit Court of Cook County, Illinois, Chancery Division, and alleges claims for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, contribution and indemnification and insider trading. Both plaintiffs seek unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees.
The Company has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). The Oakland suit alleges claims for disgorgement under Section 304 of the Sarbanes-Oxley Act, violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and aiding and abetting breaches of fiduciary duty. The Oakland plaintiff seeks unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. Both the Wilmore suit and the Goelz suit allege claims for breach of fiduciary duty and unjust enrichment. Plaintiffs Wilmore and Goelz seek unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees.
Given the uncertain nature of the SEC investigations with respect to the circumstances that led to the restatement and the allocation of time in certain practice groups, the USAO’s request for certain documents and the private shareholder class action lawsuits and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”), and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the restatement matters. Any such liability could be material. See “Part II — Item 1A. Risk Factors” and “Risk Factors” in our 2008 Annual Report on Form 10-K/A for a discussion of certain risks and uncertainties relating to the restatement matters and certain other risks and uncertainties that are heightened by the restatement matters.
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
In addition to the risk factors described below, see “Risk Factors” in our 2008 annual report on Form 10-K/A for a complete description of the material risks we face.
On July 31, 2009, we announced our intention to restate our financial statements for the years ended 2006, 2007 and 2008 and the first quarter of 2009. Concurrently, we announced certain senior management changes. Following such announcements, the price of our common stock declined significantly. As a result of such decline, we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009 and recorded a $106 million non-cash pretax charge for the impairment of goodwill. The reputational issues raised by the foregoing, the goodwill impairment charge arising out of the decline in our stock price and the potential impact of the SEC investigations into the circumstances that led to the restatement and the allocation of time in certain practice groups, the USAO’s requests for certain documents and the private shareholder class action litigation and derivative litigation with respect to the restatement could have a material adverse effect on our business, prospects, cash flow, overall liquidity, results of operations or financial condition.
We restated certain of our previously-issued financial statements to correct our accounting for certain acquisition-related payments received by the selling shareholders of specific businesses we acquired that were subsequently redistributed by the selling shareholders among themselves and to other select Company employees. Concurrently with the announcement of the restatement, we announced that our then Chairman and Chief Executive Officer had resigned and that our then Chief Financial Officer had been replaced and would be leaving the Company and our then Chief Accounting Officer would be leaving the Company. A new Non-Executive Chairman was elected, and a new Chief Executive Officer and Chief Financial Officer were appointed, effective July 31, 2009. The restatement and these changes in our senior management have raised reputational issues for our businesses, in particular for our Accounting and Financial Consulting segment.
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
Finally, the SEC has commenced an investigation with respect to the circumstances that led to the restatement and a separate investigation into the allocation of time in certain practice groups. The Company also conducted a separate inquiry, in response to the initial inquiry from the SEC, into the allocation of time in certain practice groups. In addition, as often happens in these circumstances, the USAO for the Northern District of Illinois has contacted our counsel and made a telephonic request for copies of certain documents that we previously provided to the SEC. Further, several private shareholder class action lawsuits and derivative lawsuits have been filed in respect of the restatement. While we are fully cooperating with the SEC in its investigations with respect to the circumstances that led to the restatement and the allocation of time in certain practice groups, have voluntarily provided to the USAO the documents requested by the USAO and intend to vigorously defend the lawsuits in respect of the restatement, such investigations, requests and lawsuits subject us to a number of additional risks, including:
•	the diversion of management’s time, attention and resources from managing and marketing our company;
•	increased costs and expenses to respond to the SEC’s investigations and any requests for information from the USAO and to defend the private shareholder class action lawsuits and derivative lawsuits;
•	additional damage to our reputation that may further heighten the risks described above; and
•
the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts resulting from actions or findings by the SEC or the USAO or pursuant to rulings, orders or judgments by the courts with jurisdiction over the private shareholder class action lawsuits and derivative lawsuits.

Given the uncertain nature of the SEC investigations with respect to the circumstances that led to the restatement and the allocation of time in certain practice groups, the USAO’s request for certain documents and the private shareholder class action lawsuits and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”), and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the restatement matters. Any such liability could be material.

The failure to successfully address any one or more of these risks could have a material adverse effect on our business, prospects, cash flow, overall liquidity, results of operations or financial condition.
Our obligations under the Credit Agreement are secured by a pledge of certain of the equity interests in our subsidiaries and a lien on substantially all of our assets and those of our subsidiary grantors. If we default on these obligations, our lenders may foreclose on our assets, including our pledged equity interest in our subsidiaries.
On September 30, 2009, we entered into the Security Agreement in connection with our entry into the Eighth Amendment to the Credit Agreement. Pursuant to the Security Agreement and to secure our obligations under the Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. This first-priority lien is in addition to the existing pledge (the “Equity Pledge”) that we previously granted to our lenders of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries. If we default on our obligations under the Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Equity Pledge and on their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2009, we re-acquired 26,875 shares of common stock with a weighted-average fair market value of $46.20 as a result of such tax withholdings as presented in the table below.

	Total Number of			Maximum
	Shares Redeemed	Weighted-	Total Number of	Number of Shares
	to Satisfy	Average Fair	Shares Purchased	that May Yet Be
	Employee Tax	Market Value	as Part of Publicly	Purchased Under
	Withholding	Per Share	Announced Plans	the Plans or
Period	Requirements	Redeemed	or Programs	Programs
July 2009	26,441	$46.23	N/A	N/A
August 2009	434	$44.35	N/A	N/A
September 2009	—	$—	N/A	N/A

Total	26,875	$46.20	N/A	N/A

N/A — Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
As discussed in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part I — Item 1. Consolidated Financial Statements” and in “Restatement of Previously-Issued Financial Statements” in “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, effective August 1, 2009, the selling shareholders of two of the Acquired Businesses each amended certain agreements related to the earn-outs to provide that future earn-outs will be distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date the Company acquired the business with no required continuing employment, and no further Shareholder Payments or Employee Payments will be made (each such provision, the “Agreement with Respect to the Distribution of Future Earn-outs”). On July 29, 2009, the Company entered into a letter agreement with Rand Consulting LLC, M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy amending the Asset Purchase Agreement, dated March 31, 2006 by and among the Company, MSGalt & Company LLC (now known as Rand Consulting LLC) and M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy to set forth the agreement between the parties that the distribution of future earn-outs will be made in accordance with the Agreement with Respect to Distribution of Future Earn-outs. On July 30, 2009, the Company entered into a letter agreement with David Shade, John F. Tiscornia and George Whetsell as trustees and David Shade, John F. Tiscornia, George Whetsell, Janice James, Ramona Lacy and Gordon Mountford as beneficiaries, amending the Stock Purchase Agreement, dated December 29, 2006 by and among the Company, Wellspring Partners LTD and the former shareholders of Wellspring Partners LTD to set forth the agreement between the parties that the distribution of future earn-outs will be made in accordance with the Agreement with Respect to Distribution of Future Earn-outs.

ITEM 6.	EXHIBITS
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

		Filed	Incorporated by Reference
Exhibit		here-		Period		Filing
Number	Exhibit Description	with	Form	Ending	Exhibit	Date
2.1	Letter agreement, dated July 29, 2009 by and among Huron Consulting Services LLC, Rand Consulting LLC, M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy amending the Asset Purchase Agreement, dated March 31, 2006, by and among Huron Consulting Services LLC, MSGalt & Company LLC (now known as Rand Consulting LLC) and M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy.	X

2.2	Letter agreement, dated July 30, 2009 by and among Huron Consulting Services LLC, David Shade, John F. Tiscornia and George Whetsell as trustees and David Shade, John F. Tiscornia, George Whetsell, Janice James, Ramona Lacy and Gordon Mountford as beneficiaries, amending the Stock Purchase Agreement, dated December 29, 2006, by and among Huron Consulting Services LLC, Wellspring Partners LTD and the former shareholders of Wellspring Partners LTD.	X

2.3	Asset Purchase Agreement by and between MSGalt & Company, LLC, Huron Consulting Services LLC, M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy, dated as of March 31, 2006.		8-K		2.1	4/6/06

2.4	Membership Interest Purchase and Sale Agreement by and among Huron Consulting Group Holdings LLC, Document Review Consulting Services LLC and Robert Rowe, dated as of July 31, 2006.		8-K		2.1	8/3/06

2.5	Stock Purchase Agreement by and among Wellspring Partners LTD, the Shareholders of Wellspring Partners LTD and Huron Consulting Group Holdings LLC, dated as of December 29, 2006.		8-K		2.1	1/8/07

2.6	Amendment No. 1, dated July 8, 2008, to the Stock Purchase Agreement, dated as of December 29, 2006, by and among Wellspring Partners LTD, the shareholders of Wellspring Partners LTD listed on the signature page thereto, and Huron Consulting Group Holdings LLC.		8-K		2.2	7/9/08

2.7	Stock Purchase Agreement by and among Glass & Associates, Inc., the Shareholders of Glass & Associates, Inc. and Huron Consulting Group Holdings LLC and Huron Consulting Group Inc., dated as of January 2, 2007.		8-K		2.2	1/8/07

2.8	Joinder Agreement by and between John DiDonato and Huron Consulting Group Holdings LLC.		8-K		2.3	1/8/07

2.9	Joinder Agreement by and between Anthony Wolf and Huron Consulting Group Holdings LLC.		8-K		2.4	1/8/07

2.10	Joinder Agreement by and between Shaun Martin and Huron Consulting Group Holdings LLC.		8-K		2.5	1/8/07

		Filed	Incorporated by Reference
Exhibit		here-		Period		Filing
Number	Exhibit Description	with	Form	Ending	Exhibit	Date
2.11	Joinder Agreement by and between Sanford Edlein and Huron Consulting Group Holdings LLC.		8-K		2.6	1/8/07

2.12	Joinder Agreement by and between Dalton Edgecomb and Huron Consulting Group Holdings LLC.		8-K		2.7	1/8/07

2.13	Asset Purchase Agreement, dated July 8, 2008, by and among, Huron Consulting Group Inc., Huron Consulting Group Services LLC, Stockamp & Associates, Inc. and the shareholders of Stockamp & Associates, Inc. listed on the signature pages thereto.		8-K		2.1	7/9/08

3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		10-Q	6/30/09	3.1	8/17/09

4.1	Specimen Stock Certificate.		S-1 (File No. 333-115434)		4.1	10/5/04

10.1	Eighth Amendment to the Credit Agreement, dated as of September 30, 2009, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.		8-K		10.1	10/6/09

10.2	Security Agreement, dated as of September 30, 2009, by and among the grantors listed on the signature pages thereto, and Bank of America, N.A.		8-K		10.2	10/6/09

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)
Date: November 5, 2009	/s/ James K. Rojas
James K. Rojas
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Letter agreement, dated July 29, 2009 by and among Huron Consulting Services LLC, Rand Consulting LLC, M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy amending the Asset Purchase Agreement, dated March 31, 2006, by and among Huron Consulting Services LLC, MSGalt & Company LLC (now known as Rand Consulting LLC) and M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy.

2.2
Letter agreement, dated July 30, 2009 by and among Huron Consulting Services LLC, David Shade, John F. Tiscornia and George Whetsell as trustees and David Shade, John F. Tiscornia, George Whetsell, Janice James, Ramona Lacy and Gordon Mountford as beneficiaries, amending the Stock Purchase Agreement, dated December 29, 2006, by and among Huron Consulting Services LLC, Wellspring Partners LTD and the former shareholders of Wellspring Partners LTD.

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