Form 10-K
period 2009-12-31
Huron Consulting Group Inc.
filed 2010-02-23
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $928,000,000.

As of February 15, 2010, 21,672,811 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2009

FORWARD-LOOKING STATEMENTS

In this annual report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this annual report on Form 10-K, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “assumes,” “can,” “considers,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates” or “continues”. Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the Securities and Exchange Commission (“SEC”) investigation and related Company inquiry with respect to the restatement and the related purported private shareholder class action lawsuits, since consolidated, and derivative lawsuits, (iii) the SEC investigation and related Company inquiry into the allocation of time within a certain practice group, (iv) the United States Attorney’s Office (“USAO”) for the Northern District of Illinois’ request for certain documents, and (v) the cost reduction program implemented in the third quarter of 2009. In addition, these forward-looking statements reflect our current expectation about our future results, levels of activity, performance, or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions, including those in the credit markets, do not continue to deteriorate substantially. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants that consisted primarily of former Arthur Andersen LLP partners and professionals with equity sponsorship from a group of investors led by Lake Capital Management LLC. In October 2004, we completed our initial public offering and became a publicly traded company.

During the years ended December 31, 2008 and 2007, we completed the following acquisitions:

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

We have grown significantly since we commenced operations, increasing the number of our full-time professionals from 249 as of May 31, 2002 to 1,945 as of December 31, 2009, through hiring and acquisitions of complementary businesses. We have hired experienced professionals from a variety of organizations, including the four largest public accounting firms, referred to as the Big Four, and other consulting firms. As of December 31, 2009, we had 141 managing directors who have revenue-generating responsibilities. These individuals have an average of 25 years of business experience. In addition to our full-time employees, we have a roster of consultants, contract reviewers, and other independent contractors who supplement our full-time revenue-generating professionals on an as-needed basis. In addition to our headquarters in Chicago, Illinois, we have other domestic and international offices, including those located in the following major metropolitan cities: Atlanta, Georgia; Boston, Massachusetts; Houston, Texas; Los Angeles, California; New York City, New York; Portland, Oregon; San Francisco, California; Tokyo, Japan; and Washington D.C. We also have seven document review centers located in Chicago, Illinois; Houston, Texas; Miramar, Florida; Morrisville, North Carolina; New York City, New York; Charlotte, South Carolina; and Washington D.C, totaling approximately 1,000 workstations.

In December 2009, our Board of Directors approved a plan to divest two businesses within the Corporate Consulting and Accounting and Financial Consulting operating segments. As part of the strategy to focus on our core businesses, we have committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan (“Japan”), which is a component of both the Accounting and Financial Consulting and Corporate Consulting segments. Additionally, on December 31, 2009 we completed the sale of MS Galt & Company LLC (“Galt”), a strategy business within the Corporate Consulting segment which was acquired in April 2006, back to its three principals. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations” for 2009. All other operations of the business are considered “continuing operations.” See note “4. Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for additional information.

OUR SERVICES

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, resolve disputes, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results.

We provide our services through four operating segments: Health and Education Consulting, Accounting and Financial Consulting, Legal Consulting and Corporate Consulting. For the year ended December 31, 2009, we derived 59.5%, 15.8%, 18.3% and 6.4% of our revenues from continuing operations from Health and Education Consulting, Accounting and Financial Consulting, Legal Consulting, and Corporate Consulting, respectively. Effective January 1, 2010, we have reorganized our practice areas and service lines to better align ourselves to meet market demands and serve our clients. Under our new organizational structure, we will have three operating segments: Health and Education Consulting, Legal Consulting and Financial Consulting. Financial Consulting is the combination of our previously named Accounting and Financial Consulting and Corporate Consulting segments discussed above. The Financial Consulting segment practices primarily include the restructuring and turnaround, disputes and investigations, accounting advisory and utilities service offerings. The Health and Education Consulting and Legal Consulting segments remain unchanged.

For further financial information on our segment results, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note “20. Segment Information” under “Part II—Item 8. Financial Statements and Supplementary Data”.

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

•

Life Sciences. Our life sciences practice works with organizations to optimize performance, improve operations, mitigate risk, manage compliance, and support counsel in regulatory investigations. Our services to pharmaceutical and medical device companies include government price reporting and commercial contracting, corporate integrity agreements, medical affairs and clinical activities, regulatory and compliance services, off-label communication, sales and marketing compliance, and state reporting and aggregate spend. In addition this practice helps clients assess and enhance their compliance and quality programs by conducting investigations and compliance effectiveness assessments, and providing expert testimony, compliance infrastructure redesign, and billing and coding compliance assessments. This practice also specializes in clinical research operational assessments, including clinical research billing and human research protections compliance, conflicts of interest, and other related research services.

Accounting and Financial Consulting

Our Accounting and Financial Consulting segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes, international arbitration and litigation, as well as valuation analysis related to business acquisitions. In addition, the Accounting and Financial Consulting segment also provides experienced project leadership and consultants with a variety of financial and accounting credentials and prior corporate experience on an as-needed basis to assist clients with finance and accounting projects and other corporate matters. This segment is comprised of certified public accountants, economists, certified fraud examiners, chartered financial analysts and valuation experts who serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations. This segment’s practices and the services they offer include:

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

Legal Consulting

Our Legal Consulting segment provides guidance and business services to address the challenges that confront today’s legal organizations. These services add value to corporate law departments, law firms, and government agencies by helping to reduce legal spending, enhance client service delivery, and increase operational effectiveness. This segment provides measurable results in the areas of digital evidence and discovery services, document review, law firm management services, records management, and strategic and operational improvements. Included in this segment’s offerings is V3locity®, a per gigabyte fixed price e-discovery service providing data and document processing, hosting, review and production. This segment’s practices and the services they offer include:

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

•

Discovery and records management. We work with corporations and law firms to provide solutions to enhance their discovery process management and electronic discovery needs. One area of emphasis is helping clients choose and implement technology solutions that improve legal department operations, including litigation preparedness and litigation holds. We provide a full array of digital evidence, discovery, and records management services that include discovery process execution, electronic discovery services, computer forensics, data management, document processing, document review, records program development, records improvement planning and process, and program management, all aimed at reducing costs, coordinating matters and people, streamlining processes and reducing risks. With our V3locity® offering, we provide comprehensive e-discovery services, including processing, hosting, review and production, for legal matters using a per gigabyte page fixed price model. With our state-of-the-art facilities, we blend technology and an integrated process to ensure a work product that outperforms more traditional methods.

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

OUR CLIENTS AND INDUSTRIES

We provide consulting services to a wide variety of both financially sound and distressed organizations, including leading academic institutions, healthcare organizations, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations. Since commencing operations in May 2002, we have conducted over 9,000 engagements for over 3,600 clients, and we have worked on engagements with 49 of the 50 largest U.S. law firms listed in The American Lawyer 2009 Am Law 100. Our top ten clients represented approximately 28.6%, 21.9% and 27.8% of our revenues from continuing operations in the years ended December 31, 2009, 2008 and 2007, respectively. No single client accounted for more than 10% of our revenues from continuing operations in 2009 or 2008. One client accounted for 10.3% of our revenues from continuing operations in 2007.

Our clients are in a broad array of industries, including healthcare, education, professional services, pharmaceutical, technology, transportation services, telecommunications, financial services, electronics, consumer products, energy and utilities and industrial manufacturing. We believe organizations will continue to face complex challenges, given the current economic environment. Concurrently, we believe greater competition and regulation inclusive of potential healthcare reform will present significant operational and financial challenges for organizations. Many organizations are finding themselves in financial distress and are responding to these challenges by restructuring and reorganizing their businesses and capital structures, while financially healthy organizations are striving to maintain that position, capitalize on opportunities by improving operations, reducing costs, and enhancing revenues. Many organizations have limited dedicated resources to respond effectively to the challenges and opportunities that exist today. Consequently, we believe these organizations will increasingly seek to augment their internal resources with experienced independent consultants such as us.

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

As of December 31, 2009, we had 1,945 full-time employees, including 141 revenue-generating managing directors and 20 non-revenue-generating managing directors, as well as other directors, managers, associates, analysts and assistants. Our revenue-generating managing directors serve clients as advisors and engagement team leaders, originate revenue through new and existing client relationships, and work to strengthen our intellectual capital, develop our people and enhance our reputation. Our revenue-generating directors and managers manage day-to-day client relationships and oversee the delivery and overall quality of our work product. Our revenue-generating associates and analysts gather and organize data, conduct detailed analyses and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. Our non-revenue-generating professionals include our senior management team, business developers, facilities, finance, human resources, information technology, legal and marketing personnel.

In addition to our full-time employees described above, we have a roster of consultants, contract reviewers, and other independent contractors who supplement our full-time revenue-generating professionals on an as-needed basis. These individuals, many of whom have a variety of legal, financial and accounting credentials along with prior corporate experience, work variable schedules and are readily available to meet our clients’ needs. Utilizing these independent contractors and project consultants allows us to maintain a pool of talent with a variable cost structure and enables us to adapt quickly to market demand. We utilize these variable resources extensively, particularly within our Accounting and Financial Consulting and Legal Consulting segments.

We assimilate and support our employees in their career progression through established training and development programs. We have structured orientation and training programs for new analysts, “milestone” programs to help recently promoted employees quickly become effective in their new roles, and opportunities for self-directed learning, including on-line training in technical, compliance, coaching, interpersonal skills and consulting courses. We also support the pursuit and ongoing maintenance of many certifications as well as advanced degrees. Employees are assigned internal performance coaches to establish development goals that include identification of opportunities for professional development, formal training, and certifications.

Our compensation plan includes competitive base salary, incentives and benefits. Under our performance management plan, directors, managers, associates and analysts set goals each year with a performance coach. These goals are aligned with our business goals as well as individual interests and development needs. Managing directors set goals with their practice leader using a balanced scorecard. The incentive plan balances our value of teamwork with recognition of individual performance, and incentive compensation is tied to both team and individual performance. Incentives for managing directors are based on their individual performance and their contribution to their practice and to our business as a whole. Funding of the incentive pool is based on our achievement of annual financial goals and each practice’s achievement of its financial goals. In 2010 we have implemented a new managing director compensation plan to attract and retain senior practitioners. It incorporates targeted compensation levels based on performance and includes equity as a core component of compensation for every managing director to encourage retention, align the interests of our managing directors with shareholders and help managing directors build wealth over time. The new managing director compensation plan is integrated with our performance management plan and continues to rely on a balanced scorecard to set performance expectations and accountabilities.

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

We also host, participate in and sponsor conferences that facilitate client development opportunities, promote brand recognition, and showcase our expertise in the industry. For example, during 2009, we hosted such events as multiple webinars on American Recovery and Reinvestment Act, Professional Education for the Utility Industry courses, Enhancing the Effectiveness of Middle Market CEOs and Directors roundtable, Cost Savings in E-Discovery meetings, Is there a Nuclear Renaissance? webinar, Effort Certification and Reporting Technology User Meeting, Healthcare Finance Industry Reception, A Medical Necessity: Strategies for Successful Hospital/Physician Alignment seminar, as well as numerous other industry webinars and client events. Additionally, we participated in or sponsored numerous conferences for organizations such as National Council of University Research Administrators (NCURA), Association of Corporate Counsel (ACC), National Bar Association (NBA), Turnaround Management Association (TMA), Health Care Compliance Association (HCCA), Financial Executive Institute (FEI), Center for Business Intelligence (CBI), Association for Corporate Growth (ACG), Edison Electric Institute (EEI) and Healthcare Financial Management Association (HFMA). These events provide a forum to build and strengthen client relationships, as well as to stay abreast of industry trends and developments.

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

ITEM 1A. RISK FACTORS.

The following discussion of risk factors may be important to understanding the statements in this annual report on Form 10-K or elsewhere. The following information should be read in conjunction with “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in this annual report on Form 10-K. Discussions about the important operational risks that our business encounters can be found in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

On July 31, 2009, we announced our intention to restate our financial statements for the years ended 2006, 2007 and 2008 and the first quarter of 2009. Concurrently, we announced certain senior management changes. Following such announcements, the price of our common stock declined significantly. As a result of such decline, we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009 and recorded a $106.0 million non-cash pretax charge for the impairment of goodwill. The reputational issues raised by the foregoing, the goodwill impairment charge arising out of the decline in our stock price and the potential impact of the SEC investigations into the restatement and the allocation of time within a certain practice group, the USAO’s request for certain documents and the purported private shareholder class action litigation and derivative litigation with respect to the restatement could have a material adverse effect on our business, prospects, cash flow, overall liquidity, results of operations or financial condition.

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

The damages to our business that may arise out of these reputational issues heighten the risks described herein and specifically may adversely impact our ability to:

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

Finally, the SEC has commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. The Company also conducted a separate inquiry with independent advisors and counsel, in response to the initial inquiry from the SEC, into the allocation of time within a certain practice group. In addition, as often happens in these circumstances, the USAO for the Northern District of Illinois has contacted our counsel and made a telephonic request for copies of certain documents that we previously provided to the SEC. Further, several purported private shareholder class action lawsuits, since consolidated, and derivative lawsuits have been filed in respect of the restatement. While we are fully cooperating with the SEC in its investigations with respect to the restatement and the allocation of time within a certain practice group, have voluntarily provided to the USAO the documents requested by the USAO and intend to vigorously defend the lawsuits in respect of the restatement, such investigations, requests and lawsuits subject us to a number of additional risks, including:

•	the diversion of management’s time, attention and resources from managing and marketing our company;

•

increased costs and expenses to respond to the SEC’s investigations and any requests for information from the USAO and to defend the purported private shareholder class action lawsuit and derivative lawsuits;

•	additional damage to our reputation that may further heighten the risks described above; and

•

the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts resulting from actions or findings by the SEC or the USAO or pursuant to rulings, orders or judgments by the courts with jurisdiction over the purported private shareholder class action lawsuit and derivative lawsuits.

Given the uncertain nature of the SEC investigations with respect to the restatement and the allocation of time within a certain practice group, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”), and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the restatement matters. Any such liability could be material.

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

If shareholders do not approve additional shares for issuance under our 2004 Omnibus Stock Plan, we may not have sufficient shares to implement the managing director compensation plan and attract and retain senior talent.

The Company intends to seek shareholder approval at the upcoming annual meeting for the issuance of additional equity shares under its 2004 Omnibus Stock Plan to satisfy the equity component of the executive and management compensation plans. We have granted or committed to grant our current allocation of equity under the 2004 Omnibus Stock Plan in the normal course of granting annual awards and pursuant to retention packages given to key employees throughout the Company in the wake of our financial restatement. We do not currently have enough shares available for issuance under the 2004 Omnibus Stock Plan to make equity grants to executive officers and managing directors in 2011 and we may not have sufficient shares to attract and retain new senior talent. Failure to obtain the requisite shareholder approval for the additional equity under the 2004 Omnibus Stock Plan would prevent us from realizing the full retention benefits of the new managing director compensation plan and could hinder our ability to attract and retain senior talent. If shareholders do not approve the issuance of additional shares, we will be required to significantly increase our cash expenditures related to compensation of senior talent.

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

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire or successfully integrate new employees and acquired businesses without substantial expense, delay or other operational or financial obstacles. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition, including those we have completed so far. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:

•	the diversion of management’s time, attention and resources from managing and marketing our company;

•	the failure to retain key acquired personnel;

•	potential impairment of existing relationships with our clients, such as client satisfaction or performance problems, whether as a result of integration or management difficulties or otherwise;

•	the need to compensate new employees while they wait for their restrictive covenants with other institutions to expire;

•	the creation of conflicts of interest that require us to decline or resign from engagements that we otherwise could have accepted;

•	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

•	increased costs to improve, coordinate or integrate managerial, operational, financial and administrative systems;

•	the usage of earn-outs based on the future performance of our business acquisitions may deter the acquired company from fully integrating into our existing business;

•

a decision not to fully integrate an acquired business may lead to the perception of inequalities if different groups of employees are eligible for different benefits and incentives or are subject to different policies and programs;

•

difficulties in integrating diverse backgrounds and experiences of consultants, including if we experience a transition period for newly hired consultants that results in a temporary drop in our utilization rates or margins; and

•	the adverse short-term effects on reported operating results from the amortization or write-off of acquired goodwill and other intangible assets.

If we fail to successfully address these risks, our ability to compete may be impaired.

If we are unable to manage the growth of our business successfully, we may not be able to sustain profitability.

We have grown significantly since we commenced operations, increasing the number of our full-time professionals from 249 as of May 31, 2002 to 1,945 as of December 31, 2009. As we continue to increase the number of our employees, we may not be able to successfully manage a significantly larger workforce. Additionally, our considerable growth and the circumstances of the restatement has placed demands on our management and our internal systems, procedures and controls and will continue to do so in the future. To successfully manage growth and respond to the events described above, we must add administrative staff and periodically update and strengthen our operating, financial, accounting and other systems, procedures and controls, which will increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. This need to augment our support infrastructure due to growth is compounded by our decision to become a public reporting company and the increased expense that has arisen in complying with existing and new regulatory requirements. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

Our international expansion could result in additional risks.

We operate both domestically and internationally, including in the Middle East, Europe and Asia. Although historically our international operations have been limited, we intend to continue to expand internationally. Such expansion may result in additional risks that are not present domestically and which could adversely affect our business or our results of operations, including:

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

On September 30, 2009, we entered into the Security Agreement in connection with our entry into the eighth amendment to the Revolving Credit and Term Loan Credit Agreement (the “Credit Agreement”). Pursuant to the Security Agreement and to secure our obligations under the Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. This first-priority lien is in addition to the existing pledge (the “Equity Pledge”) that we previously granted to our lenders of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries. If we default on our obligations under the Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Equity Pledge and on their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition and liquidity.

Our substantial indebtedness and the current credit crisis could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable rate debt, and could adversely affect our financial results.

At December 31, 2009, we had outstanding borrowings totaling $219.0 million compared to $280.0 million at December 31, 2008. Our substantial indebtedness could have meaningful consequences for us, including:

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

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2009, 2008, 2007, fixed-fee engagements represented 34.1%, 28.1% and 21.8%, respectively, of our revenues from continuing operations.

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.

We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually defined goals. The achievement of these contractually-defined goals is subject to acknowledgement by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. As expected, due to Stockamp & Associates, Inc., a consulting firm that we acquired in the third quarter of 2008 and which has a large number of performance-based fee engagements, the percentage of performance-based fee engagements has increased, increasing the percentage of our revenues from continuing operations derived from performance-based fees to 13.8% for the year ended December 31, 2009, compared with 4.6% and 2.4% for the years ended December 31, 2008 and 2007, respectively. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.

A significant portion of our revenues is derived from a limited number of clients, and our engagement agreements, including those related to our largest clients, can be terminated by our clients with little or no notice and without penalty, which may cause our operating results to be unpredictable.

As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our ten largest clients accounted for approximately 28.6%, 21.9% and 27.8% of our revenues from continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively. No single client accounted for more than 10% of our revenues from continuing operations in 2009 or 2008. One client accounted for 10.3% of our revenues from continuing operations in 2007. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year and a major client in one fiscal period may not require or decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

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

Although we have consistently generated positive earnings since we became a public company, except for the year ended December 31, 2009, we may not sustain profitability in the future. Additionally, the current instability in the global economy makes it even harder to predict our future operating results. To sustain profitability, we must:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2009, our principal executive offices in Chicago, Illinois, consisted of approximately 117,000 square feet of office space, under leases expiring through September 2014. We have two five-year renewal options that will allow us to continue to occupy the majority of this office space until September 2024. This facility accommodates our executive team and corporate departments, as well as professionals in each of our practices. We also have an office located in New York City, New York, consisting of approximately 55,000 square feet of office space, under a lease that expires in July 2016, with one five-year renewal option. Additionally, we occupy leased facilities for our other domestic and international offices, including those located in the following major metropolitan cities: Atlanta, Georgia; Boston, Massachusetts; Houston, Texas; Los Angeles, California; Portland, Oregon; San Francisco, California; Tokyo, Japan; and Washington, D.C. We also occupy leased facilities for our seven document review centers located in Chicago, Illinois; Houston, Texas; Miramar, Florida; Morrisville, North Carolina; New York City, New York; Charlotte, South Carolina; and Washington D.C., totaling approximately 1,000 workstations. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

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

The SEC has commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. We also conducted a separate inquiry with independent advisors and counsel, in response to the initial inquiry from the SEC, into the allocation of time within a certain practice group. This matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigations with respect to the restatement and the allocation of time within a certain practice group are ongoing. We are cooperating fully with the SEC in its investigations. As often happens in these circumstances, the USAO for the Northern District of Illinois

has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO.

In addition, the following purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009, (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009 and (7) a complaint in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 3, 2009. On October 6, 2009, Plaintiff Thomas Fisher voluntarily dismissed his complaint. On November 16, 2009, the remaining suits were consolidated and the Public School Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Public Employees Retirement System, the City of Boston Retirement Board, the Cambridge Retirement System and the Bristol County Retirement System were appointed Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 29, 2010. The consolidated complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against Huron Consulting Group, Inc., Gary Holdren and Gary Burge and claims under Section 20(a) of the Exchange Act against Gary Holdren, Gary Burge and Wayne Lipski. The consolidated complaint contends that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with accounting principles generally accepted in the United States of America, or GAAP. Lead Plaintiffs request that the action be declared a class action, and seek unspecified damages, equitable and injunctive relief, and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. We intend to defend the action vigorously.

The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement, since consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009 (the “Peters suit”) and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009 (the “Hacias suit”). The consolidated cases are captioned “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation”. A consolidated complaint is forthcoming. The Peters suit was filed in the Circuit Court of Cook County, Illinois, Law Division, and alleges claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The Peters suit also alleges claims for professional negligence against PricewaterhouseCoopers LLP, the Company’s independent auditors. The Hacias suit was filed in the Circuit Court of Cook County, Illinois, Chancery Division, and alleges claims for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, contribution and indemnification and insider trading. Both plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees.

The Company also has been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement, since consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge,

Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). Oakland County Employees’ Retirement System, Philip R. Wilmore and Lawrence J. Goelz have been named Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 15, 2010. The consolidated complaint asserts claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Lead Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. On December 21, 2009, Huron filed a motion to stay the Federal derivative suits. Plaintiffs filed their opposition to the motion to stay on January 29, 2010. The Company filed its reply in further support of the motion to stay on February 16, 2010.

Given the uncertain nature of the SEC investigations with respect to the restatement and the allocation of time within a certain practice group, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”), and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the restatement matters. Any such liability could be material. See “Part I—Item 1A. Risk Factors” for a discussion of certain risks and uncertainties relating to the restatement matters and certain other risks and uncertainties that are heightened by the restatement matters.

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a First Amended qui tam complaint against Huron Consulting Group, Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). The relator’s amended complaint alleges that Huron and others caused St. Vincent Catholic Medical Center to receive more than $50 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and also sues to recover an unspecified amount of civil penalties. On January 6, 2010, the United States declined to intervene in the lawsuit. (The New York state government has not participated.) On February 2, 2010, Huron filed a motion to dismiss the relator’s federal and state claims. Huron believes the lawsuit lacks merit and intends to contest the lawsuit vigorously in the event its motion to dismiss is not granted.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this annual report on Form 10-K, we are not a party to or threatened with any other litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

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

	High	Low
2008:
First Quarter	$78.75	$40.63
Second Quarter	$53.59	$41.36
Third Quarter	$65.63	$44.89
Fourth Quarter	$59.90	$42.60
2009:
First Quarter	$59.95	$39.37
Second Quarter	$50.26	$36.81
Third Quarter	$46.81	$11.99
Fourth Quarter	$26.66	$21.48

Holders

As of February 15, 2010, there were 20 registered holders of record of Huron’s common stock.

Dividends

We have not declared or paid any dividends on our common stock since we became a public company and do not intend to pay any dividends on our common stock in the foreseeable future. We currently expect that we will retain our future earnings, if any, for use in the operation and expansion of our business. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors the board of directors may deem relevant. In addition, our bank credit agreement restricts dividends to an amount up to 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included elsewhere in this annual report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2009, we redeemed 5,462 shares of common stock with a weighted-average fair market value of $25.83 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 – October 31, 2009	5,462	$25.83	N/A	N/A
November 1, 2009 – November 30, 2009	—	$—	N/A	N/A
December 1, 2009 – December 31, 2009	—	$—	N/A	N/A

Total	5,462	$25.83	N/A	N/A

N/A – Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

We have derived the following selected consolidated financial data as of and for the years ended December 31, 2005 through 2009 from our consolidated financial statements. The following data reflects the business acquisitions that we have completed through December 31, 2009. The results of operations for the acquired businesses have been included in our results of operations since the date of their acquisitions. The following data also reflects the classification of two businesses as discontinued operations as of December 31, 2009, as discussed below. See also note “4. Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for additional information. Amounts previously reported on the Statements of Operations for fiscal years 2006 through 2008 have been reclassified in accordance with the discontinued operations section of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements.” The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2009	2008	2007	2006	2005
Revenues and reimbursable expenses:
Revenues	$628,700	$573,775	$475,770	$274,958	$207,213
Reimbursable expenses	50,840	52,303	39,382	31,269	18,749

Total revenues and reimbursable expenses	679,540	626,078	515,152	306,227	225,962

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs (2)	395,869	365,932	293,426	159,689	117,768
Intangible assets amortization	4,695	6,629	7,993	507	1,314
Reimbursable expenses	50,848	52,319	39,170	31,445	18,982

Total direct costs and reimbursable expenses	451,412	424,880	340,589	191,641	138,064

Operating expenses:
Selling, general and administrative	125,655	126,094	99,398	65,322	51,035
Restructuring charges	3,131	2,343	—	—	—
Restatement related expenses	17,490	—	—	—	—
Depreciation and amortization (1)	22,192	22,922	17,191	7,616	5,282
Impairment charge on goodwill	67,034	—	—	—	—

Total operating expenses	235,502	151,359	116,589	72,938	56,317
Other gains	(4,787)	—	—	—	—

Operating (loss) income	(2,587)	49,839	57,974	41,648	31,581

Other (expense) income:
Interest expense, net of interest income	(12,256)	(13,775)	(8,263)	(703)	472
Other income (expense)	1,883	(2,788)	19	16	(37)

Total other (expense) income	(10,373)	(16,563)	(8,244)	(687)	435

(Loss) income from continuing operations before provision for income taxes	(12,960)	33,276	49,730	40,961	32,016
Income tax expense	1,529	27,750	28,439	18,637	14,247

Net (loss) income from continuing operations	(14,489)	5,526	21,291	22,324	17,769
(Loss) income from discontinued operations (including loss on disposal of $0.4 million in 2009), net of tax	(18,384)	4,555	2,989	535	—

Net (loss) income	$(32,873)	$10,081	$24,280	$22,859	$17,769

Consolidated Statements of Operations Data (continued) (in thousands, except per share data) :	Year Ended December 31,
	2009	2008	2007	2006	2005
Net (loss) earnings per basic share:
(Loss) income from continuing operations	$(0.72)	$0.30	$1.26	$1.37	$1.13
(Loss) income from discontinued operations	$(0.91)	$0.25	$0.17	$0.03	$—

Net (loss) income	$(1.63)	$0.55	$1.43	$1.40	$1.13
Net (loss) earnings per diluted share:
(Loss) income from continuing operations	$(0.72)	$0.29	$1.18	$1.29	$1.05
(Loss) income from discontinued operations	$(0.91)	$0.24	$0.17	$0.03	$—

Net (loss) income	$(1.63)	$0.53	$1.35	$1.32	$1.05
Weighted average shares used in calculating net (loss) earnings per share:
Basic	20,114	18,257	16,944	16,359	15,741
Diluted	20,114	19,082	18,033	17,317	16,858

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2009	2008	2007	2006	2005
Cash and cash equivalents (3)	$6,459	$14,106	$2,993	$16,572	$31,820
Working capital	$(210)	$12,904	$33,511	$36,047	$52,272
Total assets	$754,215	$779,597	$443,213	$199,444	$129,699
Long-term debt (4)	$219,005	$280,204	$123,734	$1,000	$2,127
Total stockholders’ equity (5)	$326,989	$319,026	$183,784	$116,580	$75,532

(1)	Intangible assets amortization relating to customer contracts, certain client relationships and software is presented as a component of total direct costs. Depreciation, amortization of leasehold improvements and amortization of other intangible assets are presented as a component of operating expenses.
(2)	Includes non-cash compensation expense from continuing operations representing Shareholder Payments and Employee Payments (each as defined below) totaling $7.5 million, $26.5 million, $15.0 million and $2.3 million in 2009, 2008, 2007 and 2006, respectively. These charges are further described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.”
(3)	Includes cash from discontinued operations of $744 thousand, $1,702 thousand and $792 thousand as of December 31, 2009, 2008 and 2007, respectively.
(4)	Consists of bank borrowings and capital lease obligations, net of current portions, at December 31, 2009, 2008 and 2007. Consists of notes payable issued in connection with the acquisition of Speltz & Weis LLC at December 31, 2006 and 2005. Also includes capital lease obligations, net of current portions, at December 31, 2005.
(5)	We have not declared or paid any dividends on our common stock in the periods presented above and we do not intend to pay any dividends on our common stock in the foreseeable future.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with the information under “Part II—Item 6. Selected Financial Data,” and our historical audited consolidated financial statements and related notes appearing under “Part II—Item 8. Financial Statements and Supplementary Data”. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and involves numerous risks and uncertainties, including, without limitation, those described under “Part I—Item 1A. Risk Factors” and “Forward-Looking Statements” of this annual report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

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

We provide our services and manage our business under four operating segments: Health and Education Consulting, Accounting and Financial Consulting, Legal Consulting, and Corporate Consulting. See “Part I—Item 1. Business—Overview—Our Services” included elsewhere in this annual report on Form 10-K for a detailed discussion of our four segments. Effective January 1, 2010, we have reorganized our practice areas and service lines to better align ourselves to meet market demands and serve our clients. Under our new organizational structure, we will have three operating segments: Health and Education Consulting, Legal Consulting and Financial Consulting. Financial Consulting is the combination of our previously named Accounting and Financial Consulting and Corporate Consulting segments. The Financial Consulting segment practices primarily include the restructuring and turnaround, disputes and investigations, accounting advisory and utilities service offerings. The Health and Education Consulting and Legal Consulting segments remain unchanged.

In December 2009, our Board of Directors approved a plan to divest two businesses within the Corporate Consulting and Accounting and Financial Consulting operating segments. As part of the strategy to focus on our core businesses, we have committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan, which is a component of both the Accounting and Financial Consulting and Corporate Consulting segments. Additionally, on December 31, 2009 we completed the sale of Galt, a strategy business within the Corporate Consulting segment which was acquired in 2006, back to its three principals. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations” for 2009. All other operations of the business are considered “continuing operations.” Amounts previously reported for fiscal years 2006 through 2008 have been reclassified to conform with this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison of continued operations. The Consolidated Balance Sheets as of December 31, 2009 and 2008 aggregates amounts associated with the discontinued operations as described above. See note “4. Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for additional information about our discontinued operations.

We have grown significantly since we commenced operations through hiring and acquisitions of complementary businesses. Revenues from continuing operations in 2009 totaled $628.7 million, a 9.6% increase from 2008 and a 32.1% increase from 2007. These increases resulted from a combination of business acquisitions and organic growth. During the years ended December 31, 2008 and 2007, we completed the acquisitions described below. We did not complete any significant acquisitions in 2009.

Wellspring Partners LTD

In January 2007, we acquired Wellspring Partners LTD (“Wellspring”), a management consulting firm specializing in integrated performance improvement services for hospitals and health systems. With the acquisition of Wellspring, we expanded our national presence in the healthcare provider sector and now provide a full complement of services to a wide spectrum of hospitals and multi-hospital systems. This acquisition was consummated on January 2, 2007 and the results of operations of Wellspring have been included within our Health and Education Consulting segment since that date. The aggregate purchase price of this acquisition was approximately $143.7 million. We financed this acquisition with a combination of cash on hand and borrowings under our bank credit agreement. Additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met over a five-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill.

Concurrent with the Stockamp acquisition described below, on July 8, 2008 we entered into an amendment to the Wellspring Stock Purchase Agreement. Effective January 1, 2009, in connection with the Stockamp acquisition, we combined Wellspring’s revenue cycle business with Stockamp’s revenue cycle business. As such, Wellspring will no longer be eligible for earn-out payments pertaining to that portion of the Wellspring business. In consideration for this, we paid Wellspring $20.0 million through the issuance of 440,296 shares of our common stock. Additionally, we provided Wellspring with a protection against a decline in the value of the shares issued. We were not required to make further payments upon the lapse of the price protection in January 2009. See “Part II—Item 7A. Quantitative and Qualitative Disclosure About Market Risk” for further details relating to the protection. The earn-out provision, as amended, pertaining to the non-revenue cycle portion of Wellspring’s business will remain in effect through December 31, 2011.

Glass & Associates, Inc.

Also in January 2007, we acquired Glass & Associates, Inc. (“Glass”), a turnaround and restructuring consulting firm that provides advice and leadership to troubled businesses in the United States and Europe. With the acquisition of Glass, we expanded our position in the consulting and restructuring marketplace, as well as expanded our interim management capabilities to distressed companies in industries beyond healthcare. The stock purchase agreement for this acquisition was executed on January 2, 2007 and the transaction was consummated on January 9, 2007 upon the satisfaction of certain closing conditions. The results of operations of Glass have been included within our Corporate Consulting segment since January 2, 2007. The aggregate purchase price of this acquisition was approximately $38.4 million. We financed this acquisition with a combination of cash on hand and borrowings under our bank credit agreement. Additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met over a four-year period. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Also, additional payments may be made based on the amount of revenues the Company receives from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

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

Stockamp & Associates, Inc.

In July 2008, we acquired Stockamp & Associates, Inc. (“Stockamp”), a management consulting firm specializing in helping high-performing hospitals and health systems optimize their financial and operational performance. With the acquisition of Stockamp, we expanded our presence in the hospital consulting market and are better positioned to serve multiple segments of the healthcare industry, including major health systems, academic medical centers and community hospitals. This acquisition was consummated on July 8, 2008 and the results of operations of Stockamp have been included within our Health and Education Consulting segment since that date. The aggregate purchase price of this acquisition was approximately $270.5 million, consisting of cash and stock. The cash portion of the purchase price was financed with borrowings under our credit agreement.

In addition to the accounting treatment described above with respect to the foregoing acquisitions, in certain of these acquisitions, portions of the purchase consideration that were redistributed by the selling shareholders among the selling shareholders and to certain of our employees based on performance or employment were also recorded as non-cash compensation expense. See below under the heading “Restatement of Previously-Issued Financial Statements” in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” for additional information.

How We Generate Revenues

A large portion of our revenues are generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, consisting of finance and accounting consultants, specialized operational consultants and contract reviewers, all of whom work variable schedules, as needed by our clients. Other professionals also include our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. Our document review and electronic data discovery groups generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or amount of data processed. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.

Revenues generated by our full-time consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our other professionals, or full-time equivalents, are largely dependent on the number of consultants we employ, their hours worked and billing rates charged, as well as the number of pages reviewed and amount of data processed in the case of our document review and electronic data discovery groups, respectively.

We generate the majority of our revenues from providing professional services under three types of billing arrangements: time-and-expense, fixed-fee, and performance-based.

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 50.6%, 66.6% and 75.8% of our revenues from continuing operations in 2009, 2008 and 2007, respectively.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. For the years ended December 31, 2009, 2008 and 2007, fixed-fee engagements represented approximately 34.1%, 28.1% and 21.8%, respectively, of our revenues from continuing operations.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 13.8%, 4.6% and 2.4% of our revenues from continuing operations in 2009, 2008 and 2007, respectively. The increase in performance-based fee revenues was due to our acquisition of Stockamp, which has a larger percentage of performance-based fee engagements. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

We also generate revenues from licensing our proprietary software to clients and from providing related training and support during the term of the consulting engagement. Revenues from software licenses are recognized ratably over the term of the related consulting services contract. Thereafter, clients pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 1.5% and 0.7% of our revenues from continuing operations in 2009 and 2008, and none in 2007.

Our quarterly results are impacted principally by our full-time consultants’ utilization rate, the number of business days in each quarter and the number of our revenue-generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period.

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

Total direct costs

Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include direct costs consisting of salaries, performance bonuses, payroll taxes and benefits for revenue-generating professionals, as well as fees paid to independent contractors that we retain to supplement these professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and stock option awards granted to our revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense may increase in the future. Total direct costs also include intangible assets amortization relating to customer contracts, certain customer relationships, and software as well as non-cash compensation expense related to Shareholder Payments and Employee Payments as discussed below under the heading “Restatement of Previously Issued Financial Statements”.

Operating expenses

Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes and benefits, as well as share-based compensation for our non-revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense may increase in the future. Also included in this category are sales and marketing related expenses, rent and other office-related expenses, professional fees, recruiting and training expenses, restatement-related expenses, restructuring charges, impairment charge on goodwill and other gains. Other operating expenses include certain depreciation and amortization expenses not included in total direct costs.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The notes to our consolidated financial statements include disclosure of our significant accounting policies. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets.

Revenue Recognition

We recognize revenues in accordance with FASB ASC Topic 605 “Revenue Recognition.” Under FASB ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under three types of billing arrangements: time-and-expense, fixed-fee, and performance-based.

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

We have arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are allocated to each element based on the element’s fair value in accordance with ASC Topic 605 and recognized pursuant to the criteria described above.

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

Carrying Values of Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Pursuant to the provisions of FASB ASC Topic 350, “Intangibles—Goodwill and Other”, goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Pursuant to our policy, we performed the annual goodwill impairment test as of April 30, 2009 and determined that no impairment of goodwill existed as of that date. In the third quarter of 2009, subsequent to our annual goodwill impairment testing, we reorganized our government contract consulting practice from our Health and Education Consulting reporting unit to our Accounting and Financial Consulting reporting unit. As a result, $8.5 million of related goodwill was reallocated between these reporting units.

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

The SEC has commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. As often happens in these circumstances, the USAO for the Northern District of Illinois contacted our counsel and made a telephonic request for copies of certain documents that we previously provided to the SEC, which we voluntarily provided to the USAO. In addition, several purported shareholder class action complaints, since consolidated, and derivative lawsuits have been filed in connection with our restatement. See “Part I—Item 3. Legal Proceedings” and note “19. Commitments, Contingencies and Guarantees” in the notes to consolidated financial statements under “Part II—Item 8. Financial Statements and Supplementary Data” for a discussion of the SEC investigations, the USAO’s request for certain documents and the purported private shareholder class action and derivative lawsuits. As a result of the uncertain nature of these matters and their uncertain effect on our business as well as the related costs and expenses associated with these matters, and based on our then existing backlog, pipeline of new proposal opportunities, and continued uncertain market conditions, we lowered our revenue projections and earnings for the remainder of 2009 and also our longer-term outlook, and increased the discount rates used in the goodwill impairment analysis.

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

Based on the result of the second step of the goodwill impairment analysis, we determined that the carrying values of the goodwill associated with these reporting units exceeded their implied fair values, resulting in a $106.0 million non-cash pretax goodwill impairment charge. This impairment charge was recognized to reduce the carrying value of goodwill in our Accounting and Financial Consulting reporting unit by $59.0 million and our Corporate Consulting reporting unit by $47.0 million. Of the $47.0 million recognized in the Corporate Consulting reporting unit, $39.0 million is reported as discontinued operations in the consolidated statement of operations for the year ended December 31, 2009. As described below under “Restatement of Previously-Issued Financial Statements” and “Liquidity and Capital Resources—Financing activities”, under the definition of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) under the Credit Agreement, as amended, the impairment charge was an add back for the period ended September 30, 2009.

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

In determining the fair value of our reporting units, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. For companies providing services, such as us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is more dependent on their ability to generate earnings than on the value of the assets used in the production process. We did not utilize the guideline transaction method due to a limited number of recent transactions and the multiples derived from recent transactions did not provide meaningful value indications for our reporting units. We also did not use the cost approach because our reporting units were valued on a going concern basis. The income approach and market approach both take into account the future earnings potential of our reporting units.

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each of the reporting units and then discounting these cash flows to present value reflecting the relevant risks associated with the reporting units and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows for each of our reporting units, we relied on internally generated six-year forecasts and a three percent long-term assumed annual revenue growth rate for periods after the six-year forecast. Our forecasts were based on our historical experience, then current backlog, expected market demand, and other industry information at the time the forecasts were prepared. For our Health and Education Consulting and Legal Consulting reporting units, we used a 15% discount rate while for our Accounting and Financial Consulting and Corporate Consulting reporting units, we used a 19% discount rate. We used a lower discount rate for our Health and Education Consulting and Legal Consulting reporting units due to their strength in the marketplace, as well as current and forecasted steady growth. In comparison, we used a higher discount rate for our Accounting and Financial Consulting and Corporate Consulting reporting units because these two reporting units have recently experienced soft demand and are undergoing restructuring activities. Additionally, the Accounting and Financial Consulting reporting unit may be more challenged by our financial restatement due to the type of services that this reporting unit provides.

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

	Decrease in Fair Value of the Reporting Unit
(in thousands)	Health and Education Consulting	Accounting and Financial Consulting	Legal Consulting	Corporate Consulting
Discount Rate – Increase by 1%	$48,400	$2,100	$8,800	$2,400
Long-term Growth Rate – Decrease by 1%	$27,400	$700	$3,900	$800

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

In connection with our previous business acquisitions, additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts are recorded as additional purchase consideration in the period they are earned with a corresponding adjustment to goodwill. During the fourth quarter of 2009, additional purchase consideration payable to the selling shareholders of previous acquisitions was accrued as the achievement of specific performance targets were met as of December 31, 2009. Additional purchase consideration totaling $66.2 million was recorded as additional purchase price and an adjustment to goodwill in 2009.

As of December 31, 2009, we evaluated whether any events had occurred since the August 3, 2009 goodwill impairment test that may have indicated the carrying value of goodwill may have been impaired. As a result of our analysis, we concluded that no additional events had occurred that would have indicated any indications of impairment existed as of December 31, 2009.

The carrying values of goodwill for each of our reporting units as of December 31, 2009 are as follows (in thousands):

	Health and Education Consulting	Accounting and Financial Consulting	Legal Consulting	Corporate Consulting	Total
Carrying Value of Goodwill	$381,923	$22,825	$25,784	$33,637	$464,169

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $22.4 million at December 31, 2009 and consist of customer relationships, non-competition agreements, tradenames, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

Valuation of Net Deferred Tax Assets

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Deferred tax assets and liabilities are recorded for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets.

In preparing financial statements, we exercise significant judgment in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period. In determining whether a valuation allowance is warranted, we consider the historical and estimated future taxable income and other relevant factors of the operation recording the respective deferred tax asset. If actual results differ from our estimates, or if these estimates are adjusted in future periods, an adjustment to the valuation allowance may be required. To the extent that we increase the valuation allowance, our provision for income taxes will increase and our net income will decrease in the period that the adjustment is made. As of December 31, 2009, we have recorded net deferred tax assets totaling $37.6 million.

RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS

In 2009, we filed the following amendments to restate our previously-issued financial statements for the years ended December 31, 2008, 2007 and 2006, as well as the three months ended March 31, 2009:

•	Amendment No. 1 on Form 10-K/A, filed with the SEC on August 17, 2009, to our annual report on Form 10-K for the year ended December 31, 2008, originally filed on February 24, 2009.

•	Amendment No. 1 on Form 10-Q/A, filed with the SEC on August 17, 2009, to our quarterly report on Form 10-Q for the period ended March 31, 2009, originally filed on April 30, 2009.

All financial information included in this annual report on Form 10-K reflects the restatement.

The restatement related to four businesses that we acquired between 2005 and 2007 (the “Acquired Businesses”). Pursuant to the purchase agreements for each of these acquisitions, payments were made by us to the selling shareholders (1) upon closing of the transaction, (2) in some cases, upon the Acquired Businesses achieving specific financial performance targets over a number of years (“earn-outs”), and (3) in one case, upon the buy-out of an obligation to make earn-out payments. These payments are collectively referred to as “acquisition-related payments.”

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

As a result of the correction of these accounting errors, which are not tax deductible, we recalculated our provision for income taxes for each of the quarterly periods using the annual effective income tax rate method in accordance with FASB ASC Topic 740 “Income Taxes”. As such, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. However, there is no change to our provision for income taxes or our tax accounts on an annual basis. While the correction of these errors significantly reduced our net income and earnings per share for each of the affected periods, it had no effect on our total assets, total liabilities, or total stockholders’ equity on an annual basis. Further, the correction of these errors had no effect on our net cash flows. See “note 3. Restatement of Previously-Issued Financial Statements” under “Part II—Financial Statements and Supplementary Data” for a summary of the impact of the Shareholder Payments and Employee Payments on our consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007.

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

In light of these determinations and given the magnitude of the accounting errors underlying the restatement, our Board of Directors concluded that it was appropriate for the Company to appoint a new Chairman, a new Chief Executive Officer, a new Chief Financial Officer and a new Chief Accounting Officer. Our Board of Directors and Gary Holdren, our then Chief Executive Officer, agreed that he should resign as Chairman of the Board and Chief Executive Officer. George Massaro, who was the then Vice Chairman of the Board of Directors, was elected as our Non-Executive Chairman of the Board of Directors. James Roth, one of the founders of the Company, was named Chief Executive Officer. James Rojas, another founder of the Company, was named Chief Financial Officer, succeeding Gary Burge who remained with the Company until the end of 2009. Wayne Lipski, previously Chief Accounting Officer, ended employment with the Company during the third quarter and provided certain services to the Company as an independent consultant through January 2010. The role of Chief Accounting Officer has not been filled. On November 3, 2009, James Roth was appointed to the Board of Directors and James Rojas was appointed Treasurer, in addition to his current position of Chief Financial Officer.

Based on the results of the Company’s inquiry into the acquisition-related payments to date and the agreement amendments described below, earn-outs for the period after August 1, 2009 are accounted for as additional purchase consideration and not also as non-cash compensation expense. Effective August 1, 2009, the selling shareholders of two of the Acquired Businesses each amended certain agreements related to the earn-outs to provide that future earn-outs will be distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date we acquired the business with no required continuing employment. The amended agreements provide that no further Shareholder Payments or Employee Payments will be made. We recognized $8.3 million of non-cash compensation expense during 2009 related to Shareholder Payments and Employee Payments. We expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods. We incurred cash compensation expense related to Shareholder Payments and Employee Payments of $3.6 million in 2009, and we currently expect to incur no more than $4 million in each of 2010 and 2011. The earn-out payments for one of the Acquired Businesses are payable through December 31, 2011. There are no additional earn-out obligations related to the other three Acquired Businesses. Additionally, as a result of the impact that our restatement may have on our business, we expect to incur a moderate increase in cash compensation expense to retain our top-performing employees. We also expect an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of time within a certain practice group, the restatement, the SEC investigations with respect to the restatement and the allocation of time within a certain practice group, the USAO’s request for certain documents and the purported private shareholder class action lawsuits, since consolidated, and derivative lawsuits in respect of the restatement.

On July 31, 2009, immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day next following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in the price of our common stock, we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009 and recorded a $106.0 million non-cash pretax charge for the impairment of goodwill, as described in more detail above under “Critical Accounting Policies—Carrying Values of Goodwill and Other Intangible Assets” and under note “6. Goodwill and Intangible Assets” in the notes to the consolidated financial statements set forth in “Part II—Item 8. Financial Statements and Supplementary Data.” The impairment charge is non-cash in nature and did not affect the Company’s liquidity. As described in more detail below under “Liquidity and Capital Resources—Financing activities,” we also amended our Credit Agreement by, among other things, modifying the definition of consolidated EBITDA under the Credit Agreement to allow for the add back of the impairment charge for the period ended September 30, 2009.

The SEC has commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. We also conducted a separate inquiry with independent advisors and counsel, in response to the initial inquiry from the SEC, into the allocation of time within a certain practice group. This matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigation with respect to the allocation of time within a certain practice group is ongoing. We are cooperating with the SEC in its investigations with respect to the circumstances that led to the restatement and the allocation of time within a certain practice group. As often happens in these circumstances, the USAO for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO. In addition, several purported shareholder class action complaints and derivative lawsuits have been filed in connection with the restatement. See “Part I—Item 3. Legal Proceedings” and note “19. Commitments, Contingencies and Guarantees” in the notes to consolidated financial statements under “Part II—Item 8. Financial Statements and Supplementary Data” for a description of the purported private shareholder class action lawsuit and derivative lawsuits.

Given the uncertain nature of the SEC investigations with respect to the restatement and the allocation of time within a certain practice group, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”), and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the restatement matters. Any such liability could be material. See “Part I—Item 1A. Risk Factors” for a discussion of certain risks and uncertainties relating to the restatement matters and certain other risks and uncertainties that are heightened by the restatement matters.

RESULTS OF OPERATIONS

In December 2009, our Board of Directors approved a plan to divest two businesses within the Corporate Consulting and Accounting and Financial Consulting operating segments. As part of the strategy to focus on our core businesses, we have committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan (“Japan”), which is a component of both the Accounting and Financial Consulting and Corporate Consulting segments. Additionally, on December 31, 2009 we completed the sale of the April 2006 acquisition of MS Galt & Company LLC (“Galt”), a strategy business within the Corporate Consulting segment, back to its original shareholders. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations” for 2009. All other operations of the business are considered “continuing operations.” Amounts for fiscal years 2007 and 2008 below have been reclassified to conform with this presentation to allow for meaningful comparison. See note “4. Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for additional information.

The following table sets forth, for the periods indicated, selected segment and consolidated operating results for the periods indicated, as well as other operating data.

Segment and Consolidated Operating Results of Continuing Operations (in thousands):	Year Ended December 31,
	2009	2008	2007
Revenues and reimbursable expenses:
Health and Education Consulting (6)	$373,881	$269,370	$177,722
Accounting and Financial Consulting (6)(7)	99,352	137,732	159,222
Legal Consulting	114,824	121,413	89,849
Corporate Consulting (7)	40,643	45,260	48,977

Total revenues	628,700	573,775	475,770
Total reimbursable expenses	50,840	52,303	39,382

Total revenues and reimbursable expenses	$679,540	$626,078	$515,152

Operating income:
Health and Education Consulting (1)	$141,295	$90,886	$51,685
Accounting and Financial Consulting (1)(7)	16,285	22,512	60,329
Legal Consulting	22,035	37,780	28,293
Corporate Consulting (7)	11,667	6,044	7,956

Total segment operating income (1)	191,282	157,222	148,263
Operating expenses not allocated to segments	193,869	107,383	90,289

Operating (loss) income	$(2,587)	$49,839	$57,974

Other Operating Data of Continuing Operations
Number of full-time billable consultants (at period end) (2):
Health and Education Consulting (6)	857	879	429
Accounting and Financial Consulting (6)(7)	209	323	377
Legal Consulting	141	163	173
Corporate Consulting (7)	77	91	164

Total	1,284	1,456	1,143

Average number of full-time billable consultants (for the period) (2):
Health and Education Consulting (6)	875	641	373
Accounting and Financial Consulting (6)(7)	278	350	323
Legal Consulting	148	164	139
Corporate Consulting (7)	85	131	148

Total	1,386	1,286	983

Other Operating Data of Continuing Operations (continued):	Year Ended December 31,
	2009	2008	2007
Full-time billable consultant utilization rate (3):
Health and Education Consulting (6)	75.3%	79.6%	79.4%
Accounting and Financial Consulting (6)(7)	57.3%	54.7%	73.9%
Legal Consulting	57.1%	62.8%	73.4%
Corporate Consulting (7)	55.6%	50.9%	60.6%
Total	68.5%	67.7%	73.9%

Full-time billable consultant average billing rate per hour (4):
Health and Education Consulting (6)	$272	$251	$271
Accounting and Financial Consulting (6)(7)	$251	$269	$288
Legal Consulting	$207	$235	$240
Corporate Consulting (7)	$398	$335	$289
Total	$270	$260	$275

Revenue per full-time billable consultant (in thousands):
Health and Education Consulting (6)	$385	$378	$406
Accounting and Financial Consulting (6)(7)	$262	$268	$398
Legal Consulting	$216	$269	$305
Corporate Consulting (7)	$460	$332	$317
Total	$347	$330	$376

Average number of full-time equivalents (for the period) (5):
Health and Education Consulting (6)	111	71	60
Accounting and Financial Consulting (6)(7)	103	176	125
Legal Consulting	644	583	338
Corporate Consulting (7)	2	4	6

Total	860	834	529

Revenue per full-time equivalents (in thousands):
Health and Education Consulting (6)	$335	$379	$438
Accounting and Financial Consulting (6)(7)	$258	$249	$245
Legal Consulting	$129	$133	$141
Corporate Consulting (7)	$765	$449	$345
Total	$172	$180	$201

(1)	Includes non-cash compensation expense from continuing operations as follows (in thousands):

	Twelve Months Ended December 31,
	2009	2008	2007
Health and Education Consulting	$5,606	$14,966	12,819
Accounting and Financial Consulting	1,895	11,554	2,195

Total	$7,501	$26,520	$15,014

(2)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(3)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(4)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

(5)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.
(6)	Reflects the reclassification of our government contract consulting practice from our Health and Education Consulting segment to our Accounting and Financial Consulting segment in conjunction with an internal reorganization.
(7)	Excludes the results from the operations of Japan and Galt which are reported as discontinued operations for the periods presented.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Revenues increased $54.9 million, or 9.6%, to $628.7 million for the year ended December 31, 2009 from $573.8 million for the year ended December 31, 2008. We acquired Stockamp on July 8, 2008 and therefore, revenues for 2009 included a full year of revenues generated by Stockamp while revenues for 2008 included revenues from Stockamp for slightly less than six months.

Of the overall $54.9 million increase in revenues, $56.6 million was attributable to our full-time consultants, partially offset by a $1.7 million decrease attributable to our full-time equivalents. Full-time equivalents consist of finance and accounting consultants, specialized operational consultants and contract reviewers, all of whom work variable schedules as needed by our clients. Full-time equivalents also include our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. The $56.6 million increase in full-time billable consultant revenues was attributable to an increase in the number of consultants in our Health and Education Consulting segment reflecting our acquisition of Stockamp, coupled with an increase in the utilization rate of our consultants and an increase in our average billing rate resulting from an increase in performance-based revenues recognized in the period upon meeting performance criteria associated with several Stockamp engagements. Performance-based fee engagements may cause significant variations in revenues and operating results due to the timing of achieving the performance-based criteria. The $1.7 million decrease in full-time equivalent revenues resulted from lower demand for our variable, on-demand consultants in our Accounting and Financial Consulting segment, partially offset by higher demand in our Legal Consulting and Health and Education Consulting segments.

Total direct costs

Our direct costs increased $30.0 million, or 8.2%, to $395.9 million for the year ended December 31, 2009 from $365.9 million for the year ended December 31, 2008. Of the $30.0 million increase, approximately $34.4 million of the increase was attributable to the increase in salaries, benefits and bonus expense of our revenue-generating professionals. Contributing to this increase was the increase in the average number of revenue-generating professionals as well as the promotion of our employees during the year, including 17 to the managing director level effective January 1, 2009. Additionally, $12.2 million of the increase in direct costs was attributable to an increased usage of independent contractors, in particular within our Legal Consulting and Health and Education Consulting segments. These increases were partially offset by a decrease of $19.0 million in non-cash compensation. We recorded non-cash compensation expense totaling $7.5 million and $26.5 million during 2009 and 2008, respectively, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” Share-based compensation expense associated with our revenue-generating professionals was $14.4 million in 2009 compared to $16.0 million in 2008.

Total direct costs for the year ended December 31, 2009 and 2008 included $4.7 million and $6.6 million, respectively, of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition.

Operating expenses

Selling, general and administrative expenses decreased $0.4 million, or 0.3%, to $125.7 million for the year ended December 31, 2009 from $126.1 million for the year ended December 31, 2008. Of the $0.4 million decrease, $3.0 million was related to a decrease in practice administration expense, $2.5 million was related to promotion and marketing expense and $1.8 million was related to a decrease in recruiting and training expense. Additionally, share-based compensation expense associated with our non-revenue-generating professionals decreased from $10.6 million in 2008 to $5.2 million in 2009. These decreases were partially offset by increases in non-revenue generating professionals and their related compensation and benefits costs of $9.2 million, an increase of $1.1 million attributable to increased severance charges, an increase of $1.0 million attributable to higher facilities cost and an increase of $1.2 million due to an increase in charitable contributions.

In response to current market conditions and lowered revenue expectations, during the third quarter of 2009, we initiated a cost reduction program to align our cost structure with anticipated demand. This cost reduction effort is estimated to result in an annualized $30 million reduction in expenses and is primarily comprised of labor related cost savings including salary, benefits and bonus resulting from a reduction in the number of our revenue-generating employees. These efforts are expected to allow us to maintain appropriate operating margins while paying adequate bonuses. Restructuring expense, consisting of severance charges, was $3.1 million in 2009. Restructuring expense in the same period in the prior year was $2.3 million.

Expenses incurred in connection with our restatement, discussed above under “Restatement of Previously-Issued Financial Statements,” totaled $17.5 million for the year ended December 31, 2009. Expenses incurred in connection with the restatement are primarily comprised of legal and accounting fees, as well the settlement costs of an indemnification claim arising in connection with a representation and warranty in a purchase agreement for a previous acquisition.

Depreciation expense increased $1.6 million, or 10.5%, to $16.9 million for the year ended December 31, 2009 from $15.3 million for the same period in the previous year as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense decreased $2.3 million, or 30.3%, to $5.3 million for 2009 from $7.6 million for 2008. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.

As discussed above under “Restatement of Previously-Issued Financial Statements,” we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements in the third quarter of 2009. We recorded a $106.0 million non-cash pretax charge for the impairment of goodwill to reduce the carrying value of goodwill in our Accounting and Financial Consulting reporting unit ($59.0 million) and our Corporate Consulting reporting unit ($47.0 million). Of the $106.0 million impairment charge, $39.0 million relates to the discontinued operations of the Corporate Consulting reporting unit and is reported in the loss from discontinued operations for the year ended December 31, 2009, resulting in $67.0 million of the $106.0 million impairment charge reported as operating expense for the year ended December 31, 2009. The impairment charge is non-cash in nature and does not affect the Company’s liquidity or covenant compliance.

During 2009, we recognized gains totaling $4.8 million relating to the release of employee non-solicitation agreements and settlement of other contractual obligations.

Operating income

Operating income decreased $52.4 million to an operating loss of $2.6 million for the year ended December 31, 2009 from operating income of $49.8 million for the year ended December 31, 2008. Operating margin, defined as operating income expressed as a percentage of revenues, decreased to (0.4%) for 2009 compared to 8.7% for 2008. The decrease in operating margin was primarily attributable to the goodwill impairment charge and restatement related expenses, partially offset by lower non-cash compensation expense in 2009 compared to 2008, and gains from the settlement of contractual obligations discussed above.

As described above under “Restatement of Previously-Issued Financial Statements,” no further Shareholder Payments or Employee Payments will be made as a result of amendments to the agreements among the selling shareholders effective August 1, 2009, and earn-outs for the period after August 1, 2009 are accounted for as additional purchase consideration and not also as non-cash compensation expense. We recognized $8.3 million of non-cash compensation expense during 2009 related to Shareholder Payments and Employee Payments, $7.5 million of which was included in continuing operations. We expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods, which we currently estimate to be no more than $4 million in each of 2010 and 2011. Additionally, as a result of the impact that our restatement may have on our business, we expect to incur a moderate increase in cash and share-based compensation expense to retain our top-performing employees. We also expect an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of time within a certain practice group, the restatement, the SEC investigation with respect to the restatement, the SEC investigation into the allocation of time within a certain practice group, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement. To the extent permitted by law, our by-laws and articles of incorporation require that we indemnify our officers and directors against judgments, fines and amounts paid in settlement, including attorneys’ fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to us if such person acted in good faith. Although there is no limit on the amount of indemnification, we may have recourse against our insurance carrier for certain payments made.

Other expense

Other expense decreased $6.2 million, or 37.4%, to $10.4 million for the year ended December 31, 2009 from $16.6 million in the same period in the prior year. The $6.2 million decrease was primarily due to the following:

•

$3.6 million gain from an increase in the market value of our investments that are used to fund our deferred compensation liability. This gain was offset by an increase in direct costs as our corresponding deferred compensation liability increased.

•	$1.1 million was due to the change in net foreign currency transaction gains as we reported a net gain of $0.2 million in 2009 compared to a net loss of $0.9 million in the prior year.

•	$1.5 million was attributable to a decrease in interest expense from a decrease in interest rates, partially offset by higher levels of borrowings during 2009.

As further described below under “Liquidity and Capital Resources”, the fees and interest we pay on outstanding borrowings vary based on our total debt to EBITDA ratio as set forth in the Credit Agreement. As a result of our restatement, our historical EBITDA decreased resulting in higher fees and interest expense for certain historical periods totaling $0.1 million. We recognized this amount in the second quarter of 2009. Additionally, the fees and interest expense we pay on outstanding borrowings in the future may exceed those paid historically as a result of a decrease in our EBITDA and the impact of a lower EBITDA on the total debt to EBITDA ratio, and also as a result of the amendment to the Credit Agreement as described below in “Liquidity and Capital Resources—Financing activities”.

Income tax expense

Our effective income tax rate decreased to 11.8% in 2009 from 83.4% in 2008 primarily due to a loss from continuing operations in 2009 compared with income from continuing operations in 2008. For the year ended December 31, 2009, we recognized income tax expense from continuing operations of $1.5 million on a loss from continuing operations of $13.0 million primarily due to non-deductible non-cash compensation expense, goodwill, and meals and entertainment coupled with certain foreign losses with no tax benefit and a change in state tax rate. This was partially offset by income tax benefits related to the release of valuation allowances attributable to foreign operations and realized investment gains for deferred compensation plans. For the year ended December 31, 2008, we recognized income tax expense of $27.8 million on income from continuing operations of $33.3 million. Non-cash compensation expense, as described above under “Restatement of Previously-Issued Financial Statements”, totaled $7.5 million in 2009 and $26.5 million in 2008 and is not tax deductible because these payments were not made by us.

Net income (loss) from continuing operations

Net loss from continuing operations was $14.5 million for the year ended December 31, 2009 compared to net income of $5.5 million for the year ended December 31, 2008. The decrease in net income from continuing operations in 2009 was primarily due to the $67.0 million goodwill impairment charge and the $17.5 million of restatement related expenses, partially offset by lower non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” coupled with a lower effective income tax rate as described above. Loss per share from continuing operations for the year ended December 31, 2009 was $0.72 compared to diluted earnings per share from continuing operations of $0.29 for the year ended December 31, 2008. The decrease in earnings per share was attributable to the goodwill impairment charge and restatement related expenses described above, partially offset by lower non-cash compensation expense and a $4.8 million gain related to the release of employee non-solicitation agreements and settlement of other contractual obligations.

Discontinued operations

In December 2009, our Board of Directors approved a plan to divest two businesses within the Accounting and Financial Consulting and Corporate Consulting operating segments. As part of the strategy to focus on our core businesses, we have committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan, which is a component of both the Accounting and Financial Consulting and Corporate Consulting segments. Additionally, on December 31, 2009 we completed the sale of Galt, a strategy business within the Corporate Consulting segment which was acquired in April 2006, back to its three principals. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations” for 2009 in accordance with FASB ASC Topic 205 “Presentation of Financial Statements.” Amounts previously reported have been reclassified to conform with this presentation to allow for meaningful comparison. See note “4. Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for additional information.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues increased $104.5 million, or 38.8%, to $373.9 million for the year ended December 31, 2009 from $269.4 million for the previous year. Revenues for 2009 included a full year of revenue from our acquisition of Stockamp while revenues for 2008 included revenues from Stockamp for slightly less than six months as Stockamp was acquired on July 8, 2008. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 22.2%, 52.4%, 22.9% and 2.5% of this segment’s revenues during 2009, respectively, compared to 38.6%, 51.2%, 8.8% and 1.4%, respectively, for the comparable period in 2008.

Of the overall $104.5 million increase in revenues, $94.3 million was attributable to our full-time billable consultants and $10.2 million was attributable to our full-time equivalents. The $94.3 million increase in full-time billable consultant revenues reflected an increase in the average number of consultants and the average billing rate per hour for this segment primarily due to performance-based revenues recognized in the period upon meeting performance criteria associated with several Stockamp engagements. Additionally, subsequent to the acquisition of Stockamp there was a delay in our ability to recognize performance-based revenue due to the timing of the implementation of processes to ensure the performance-based revenue was recognized in accordance with GAAP. As a result, we recognized more performance-based revenue in 2009 than in the comparable period in 2008. These increases were partially offset by a decrease in the utilization rate for this segment. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

Operating income

Health and Education Consulting segment operating income increased $50.4 million, or 55.4%, to $141.3 million for the year ended December 31, 2009 from $90.9 million for the year ended December 31, 2008. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 37.8% for 2009 from 33.7% in the previous year. The increase in this segment’s operating margin was attributable to lower non-cash compensation expense, lower share-based compensation expense as a percentage of revenues, and a gain relating to the settlement of contractual obligations. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $5.6 million and $15.0 million in 2009 and 2008, respectively, and reduced this segment’s operating margin by 149 basis points and 555 basis points in 2009 and 2008, respectively.

Accounting and Financial Consulting

Revenues

Accounting and Financial Consulting segment revenues decreased $38.4 million, or 27.9%, to $99.4 million for the year ended December 31, 2009 from $137.7 million for the year ended December 31, 2008. Revenues from time-and-expense engagements and fixed-fee engagements represented 94.0% and 6.0% of this segment’s revenues during 2009, respectively. For 2008, 96.3% of this segment’s revenues were from time-and-expense engagements and 3.7% were from fixed-fee engagements.

Of the overall $38.4 million decrease in revenues, $21.2 million was attributable to our full-time billable consultants and $17.2 million was attributable to our full-time equivalents. The $21.2 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services, which we believe is primarily attributable to the current economic environment, and a decrease in the average billing rate per hour for this segment, partially offset by an increase in utilization. The $17.2 million decrease in full-time equivalent revenues resulted from a decline in demand for our variable, on-demand consultants.

Operating income

Accounting and Financial Consulting segment operating income decreased $6.2 million, or 27.7%, to $16.3 million for the year ended December 31, 2009 from $22.5 million for the year ended December 31, 2008.

Segment operating margin increased slightly to 16.4% for 2009 from 16.3% in the previous year. The increase in this segment’s operating margin was attributable to lower non-cash compensation expense and a gain related to the settlement of contractual obligations, offset by higher cash-compensation cost as a percentage of revenues. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Accounting and Financial Consulting segment totaled $1.9 million and $11.6 million in 2009 and 2008, respectively, and reduced this segment’s operating margin by 190 basis points and 838 basis points in 2009 and 2008, respectively.

Legal Consulting

Revenues

Legal Consulting segment revenues decreased $6.6 million, or 5.4%, to $114.8 million for the year ended December 31, 2009 from $121.4 million for the year ended December 31, 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 90.2%, 9.7% and 0.1% of this segment’s revenues during 2009, respectively, compared to 91.2%, 7.9% and 0.9%, respectively, for the previous year.

Of the overall $6.6 million decrease in revenues, $12.1 million was attributable to our full-time billable consultants, which was partially offset by a $5.5 million increase attributable to our full-time equivalents. The $12.1 million decrease in full-time billable consultant revenues reflected a decrease in both the utilization rate and the average billing rate per hour for this segment. The $5.5 million increase in full-time equivalent revenues reflected an increased demand for our document review services.

Operating income

Legal Consulting segment operating income decreased $15.8 million, or 41.7%, to $22.0 million for the year ended December 31, 2009 from $37.8 million for the year ended December 31, 2008. Segment operating margin decreased to 19.2% for 2009 from 31.1% in the previous year. The decrease in this segment’s operating margin was attributable to higher total compensation cost as a percentage of revenues, coupled with an increased level of expense related to investment in personnel, infrastructure, technology and other resources for our document review business.

Corporate Consulting

Revenues

Corporate Consulting segment revenues decreased $4.6 million, or 10.2%, to $40.6 million for the year ended December 31, 2009 from $45.3 million for the year ended December 31, 2008. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 93.1%, 4.5% and 2.4% of this segment’s revenues during 2009, respectively, compared to 77.8%, 19.0% and 3.2%, respectively, for the previous year.

The $4.6 million decrease in revenues was primarily attributable to our full-time billable consultant revenues, reflecting an overall decrease in demand and a decrease in the number of consultants for this segment, partially offset by an increase in the utilization rate and average billing rate per hour for this segment.

Operating income

Corporate Consulting segment operating income increased $5.6 million, or 93.0%, to $11.7 million for the year ended December 31, 2009 compared to $6.0 million for the year ended December 31, 2008. Segment operating margin increased to 28.7% for 2009 from 13.4% in the previous year. The increase in this segment’s operating margin was attributable to lower total compensation cost as a percentage of revenues, decreased share-based compensation expense and a decrease in restructuring expense in 2009 compared to 2008.

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenues

Revenues increased $98.0 million, or 20.6%, to $573.8 million for the year ended December 31, 2008 from $475.8 million for the year ended December 31, 2007. We acquired Stockamp on July 8, 2008 and, therefore, revenues for 2008 included six months of revenues generated by Stockamp while revenues for 2007 did not include any revenues from Stockamp. We acquired Callaway on July 29, 2007 and therefore, revenues for 2008 included twelve months of revenues generated by Callaway while revenues for 2007 included five months of revenues generated by Callaway.

Of the overall $98.0 million increase in revenues, $54.6 million was attributable to our full-time billable consultants and $43.4 million was attributable to our full-time equivalents. Full-time equivalents consist of finance and accounting consultants, specialized operational consultants and contract reviewers, all of whom work variable schedules as needed by our clients. Full-time equivalents also include our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. The $54.6 million increase in full-time billable consultant revenues was attributable to an increase in the number of consultants, particularly in our Health and Education Consulting segment resulting from internal growth and our acquisition of Stockamp, partially offset by a decline in both the utilization rate and the average billing rate of our consultants. The $43.4 million increase in full-time equivalent revenues resulted from greater demand and usage of contract reviewers in our document review group, as well as from our acquisition of Callaway, which heavily utilizes variable, on-demand consultants.

During 2008, our Accounting and Financial Consulting segment experienced a 13.5% decline in revenues as we had several large engagements that wound down and which have not been replaced by similarly-sized engagements. This decline in revenues was more than offset by increases in revenues in our Health and Education and Legal Consulting segments as demand for healthcare and electronic discovery services continue to grow.

Total direct costs

Our direct costs increased $72.5 million, or 24.7%, to $365.9 million for the year ended December 31, 2008 from $293.4 million for the year ended December 31, 2007. Approximately $44.8 million of the increase was attributable to the increase in the average number of revenue-generating professionals and the promotion of our employees during the year, including ten to the managing director level effective January 1, 2008, and their related salaries and benefits costs. Additionally, $10.8 million of the increase in direct costs was attributable to an increased usage of independent contractors. Share-based compensation expense associated with our revenue-generating professionals increased $4.0 million, or 33.1%, to $16.0 million during 2008 from $12.0 million during 2007. Additionally, we recorded non-cash compensation expense totaling $26.5 million and $15.0 million during 2008 and 2007, respectively, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.”

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

Operating expenses

Selling, general and administrative expenses increased $26.7 million, or 26.9%, to $126.1 million for the year ended December 31, 2008 from $99.4 million for the year ended December 31, 2007. Promotional and marketing expenses increased $4.2 million, or 29.8%, to $18.3 million for 2008 from $14.1 million for 2007, as we continued to build our brand. Approximately $4.2 million of the increase in selling, general and administrative costs was due to an increase in non-revenue-generating professionals and their related compensation and benefits costs. We added a number of non-revenue-generating professionals during the past year to support our growth. The remaining increase in selling, general and administrative costs during 2008 compared to 2007 was due to a $4.0 million increase in facilities costs, a $2.9 million increase in share-based compensation expense, a $2.8 million increase attributable to company and team meetings, and a $2.8 million increase in our provision for bad debt. Additionally, during the third quarter of 2008, we reduced our workforce to balance our employee base with current revenue expectations, market demand and areas of focus. This reduction included the elimination of the operational consulting group within the Corporate Consulting segment and a reduction in the number of consultants in various other practice groups. Restructuring charges associated with these actions were $2.3 million for the year ended December 31, 2008.

Depreciation expense increased $4.4 million, or 40.4%, to $15.3 million for the year ended December 31, 2008 from $10.9 million for the year ended December 31, 2007 as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense for 2008 and 2007 was $7.6 million and $6.3 million, respectively. The increase in 2008 was attributable to amortization of intangible assets, including customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.

Operating income

Operating income decreased $8.1 million, or 14.0%, to $49.8 million for the year ended December 31, 2008 from $58.0 million for the year ended December 31, 2007. Operating margin decreased to 8.7% in 2008 from 12.2% in 2007. The decline in operating margin was attributable to higher non-cash compensation expense and selling, general and administrative expenses as a percentage of revenues, coupled with the restructuring charges described above. Non-cash compensation expense totaling $26.5 million in 2008 and $15.0 million in 2007, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously Issued Financial Statements,” reduced our operating margin by 462 basis points in 2008 and 315 basis points in 2007.

Other expense

Other expense increased $8.3 million, or 100.9%, to $16.6 million for the year ended December 31, 2008 from $8.2 million for the year ended December 31, 2007. Of the $8.3 million increase, $5.5 million was attributable to an increase in interest expense from higher levels of borrowings during 2008, partially offset by a decrease in interest rates. Additionally, we incurred a $1.8 million loss due to a decline in the market value of our investments that are used to fund our deferred compensation liability. This loss was largely offset by a $1.5 million reduction in direct costs as our corresponding deferred compensation liability decreased. The remaining increase in other expense was due to net foreign currency transaction losses totaling $0.9 million.

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

Income tax expense

Our effective income tax rate increased to 83.4% in 2008 from 57.2% in 2007. The higher effective income tax rate in 2008 was attributable to an increase in non-deductible non-cash compensation expense, foreign tax credit limitations resulting from our expansion in foreign markets, and the non-deductibility of certain items including market losses related to investments used to fund our deferred compensation liability. Non-cash compensation expense, as described above under “Restatement of Previously-Issued Financial Statements”, totaled $26.5 million in 2008 and $15.0 million in 2007 and is not tax deductible because these payments were not made by us.

Net income from continuing operations

Net income decreased $15.8 million, or 74.0%, to $5.5 million for the year ended December 31, 2008 from $21.3 million for the year ended December 31, 2007, primarily due to higher non-cash compensation expense in 2008, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” Income from continuing operations per diluted share decreased 75.4% to $0.29 for the year ended December 31, 2008 from $1.18 for the year ended December 31, 2007. The decrease in earnings per share was attributable to the decrease in net income from continuing operations, coupled with the dilutive impact of the shares issued in connection with the acquisition of Stockamp and the amendment to the Wellspring Stock Purchase Agreement. Non-cash compensation expense reduced income from continuing operations per diluted share by $1.39 in 2008 and $0.83 in 2007.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues increased $91.7 million, or 51.6%, to $269.4 million for the year ended December 31, 2008 from $177.7 million for the year ended December 31, 2007. Revenues for 2008 included six months of revenues from our acquisition of Stockamp while revenues for 2007 did not include any revenues from Stockamp. For 2008, revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software and maintenance arrangements represented 38.6%, 51.2%, 8.8% and 1.4% of this segment’s revenues, respectively, compared to 50.3%, 45.7%, 4.0% and 0%, respectively, for 2007.

Of the overall $91.7 million increase in revenues, $91.1 million was attributable to our full-time billable consultants and $0.6 million was attributable to our full-time equivalents. The $91.1 million increase in full-time billable consultant revenues reflected an increase in the number of consultants, partially offset by a decrease in the average billing rate per hour for this segment.

Operating income

Health and Education Consulting segment operating income increased $39.2 million, or 75.8%, to $90.9 million for the year ended December 31, 2008 from $51.7 million for the year ended December 31, 2007. The Health and Education Consulting segment operating margin increased to 33.7% in 2008 from 29.1% in 2007, primarily due to lower non-cash compensation expense and a decrease in independent contractor expense as a percentage of revenues. This increase was partially offset by higher promotion and marketing expense. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $15.0 million and $12.8 million in 2008 and 2007, respectively, and reduced this segment’s operating margin by 555 basis points in 2008 and 721 basis points in 2007.

Accounting and Financial Consulting

Revenues

Accounting and Financial Consulting segment revenues decreased $21.5 million, or 13.5%, to $137.7 million for the year ended December 31, 2008 from $159.2 million for the year ended December 31, 2007. We acquired Callaway on July 29, 2007 and therefore, revenues for 2008 included revenues generated by Callaway while revenues for 2007 included five months of revenues generated by Callaway. For both 2008 and 2007, most of this segment’s revenues were from time-and-expense engagements.

Of the overall $21.5 million decrease in revenues, $34.7 million was attributable to our full-time billable consultants, which was partially offset by an increase of $13.2 million attributable to our full-time equivalents. The $34.7 million decrease in full-time billable consultant revenues was primarily due to a decline in both the utilization rate and the average billing rate per hour for this segment. The $13.2 million increase in full-time equivalent revenues resulted from our acquisition of Callaway, which heavily utilizes variable, on demands consultants.

Operating income

Accounting and Financial Consulting segment operating income decreased $37.8 million, or 62.7%, to $22.5 million for the year ended December 31, 2008 from $60.3 million for the year ended December 31, 2007. Operating margin for the Accounting and Financial Consulting segment decreased to 16.3% in 2008 from 37.9% in 2007. The decline was attributable to higher non-cash compensation expense and lower utilization of this segment’s full-time billable consultants as we added a number of consultants in the previous years to staff several large engagements and to support our anticipated growth. These large engagements have since wound down and have not been replaced by similarly-sized engagements. The decline in operating margin was also attributable to a lower average billing rate per hour for this segment as described above. Higher share-based compensation expense and promotion and marketing expense also contributed to the decline in this segment’s operating margin. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Accounting and Financial Consulting segment totaled $11.6 million and $2.2 million in 2008 and 2007, and reduced this segment’s operating margin by 838 basis points in 2008 and 137 basis points in 2007.

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

Corporate Consulting

Revenues

Corporate Consulting segment revenues decreased $3.7 million, or 7.6%, to $45.3 million for the year ended December 31, 2008 from $49.0 million for the year ended December 31, 2007. For 2008, revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 77.8%, 19.0% and 3.2% of this segment’s revenues, respectively, compared to 69.0%, 25.0% and 5.9%, respectively, for 2007.

Of the overall $3.7 million decrease in revenues, $3.5 million was attributable to our full-time billable consultants and $0.2 million was attributable to our full-time equivalents. The $3.5 million decrease in full-time billable consultant revenues reflected a decrease in the average number of consultants and a decline in the utilization rate of this segment’s billable consultants.

Operating income

Corporate Consulting segment operating income decreased $1.9 million, or 24.0%, to $6.1 million for the year ended December 31, 2008 from $8.0 million for the year ended December 31, 2007. Operating margin for the Corporate Consulting segment decreased to 13.4% in 2008 from 16.2% in 2007. This decline was primarily attributable to the $2.0 million restructuring charges taken during 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $7.6 million, from $14.1 million at December 31, 2008, to $6.5 million at December 31, 2009. Cash and cash equivalents increased $11.1 million, from $3.0 million at December 31, 2007, to $14.1 million at December 31, 2008. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Operating activities

Cash flows provided by operating activities totaled $120.1 million, $101.2 million and $55.9 million for the years ended December 31, 2009, 2008 and 2007. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, net income tax receivables and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable affect these account balances. The increase in cash flow from operations in 2009 was attributable to an increase in accrued payroll and related benefits, primarily resulting from higher performance bonus accruals as of December 31, 2009 compared to the prior year. This increase was partially offset by an increase in our income tax receivable resulting from the December 31, 2009 sale of Galt. Our days sales outstanding, which is a measure of the average number of days that we take to collect our receivables, increased from 57 days in 2008 to 60 days in 2009.

The increase in cash provided by operations during 2008 was attributable to us collecting cash on our receivables more quickly during 2008 as compared to 2007. Additionally, deferred revenues increased during 2008 due to a higher level of advanced billings and collections. Our days sales outstanding decreased from

67 days in 2007 to 57 days in 2008. The increase in advanced billings and the decrease in days sales outstanding were largely due to our integration of Stockamp, which has a practice of billing its clients in advance. The increase in cash provided by operating activities was also attributable to lower estimated tax payments during 2008 as we made an overpayment of taxes in 2007 that was subsequently applied to 2008. These increases in cash were partially offset by lower accrued bonuses at December 31, 2008 compared to December 31, 2007.

Investing activities

Cash used in investing activities was $64.6 million, $250.9 million and $189.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The use of cash in 2009 primarily consisted of $51.6 million for the purchase of businesses, primarily related to payments of additional purchase consideration earned by the selling shareholders of businesses that we acquired, totaling $49.4 million. The use of cash in 2008 primarily consisted of $168.5 million for the acquisition of Stockamp, $23.0 million for the buy-out of an earn-out provision, and payments of additional purchase consideration earned by the selling shareholders of businesses that were acquired totaling $32.8 million. The use of cash in 2007 primarily related to the acquisitions of Wellspring, Glass and Callaway. The use of cash in 2009, 2008, and 2007 also included purchases of property and equipment needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space. We estimate that the cash utilized for capital expenditures in 2010 will be approximately $15 million, primarily for computer equipment. We also expect to continue to invest in capital expenditures related to our document review and processing business.

Financing activities

Cash used in financing activities was $62.7 million for the year ended December 31, 2009. Cash provided by financing activities was $161.5 million and $119.8 million for the years ended December 31, 2008 and 2007, respectively. During 2009, 2008 and 2007 upon the vesting of restricted stock awards, we redeemed 74,263, 107,759 and 146,100, respectively, shares of our common stock at an average stock price of $42.75, $57.18 and $69.02, respectively, to satisfy employee tax withholding requirements.

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

The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At December 31, 2009, outstanding letters of credit totaled $4.5 million and are used as security deposits for our office facilities. As of December 31, 2009, the borrowing capacity under the Credit Agreement was $143.5 million.

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

Under the Credit Agreement, dividends are restricted to an amount up to 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions need to be approved by the lenders. The Credit Agreement includes quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.35 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 as of September 30, 2009 and decreasing to 2.75:1.00 effective December 31, 2010, as those ratios are defined in the Credit Agreement as well as a minimum net worth greater than zero. At December 31, 2009, we were in compliance with these financial covenants with a fixed charge coverage ratio of 2.76 to 1.00 and a leverage ratio of 1.82 to 1.00 and net worth greater than zero.

During 2009, 2008 and 2007, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired. We also made borrowings to fund our daily operations. During the year ended December 31, 2009, the average daily outstanding balance under our credit facility was $291.5 million. Borrowings outstanding under this credit facility at December 31, 2009 totaled $219.0 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted-average interest rate of 4.0%, which we expect will increase in the future due to the terms of the Credit Agreement, as amended, discussed above including the effect of the interest rate swap described below in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Borrowings outstanding at December 31, 2008 totaled $280.0 million and carried a weighted-average interest rate of 3.1%. At both December 31, 2009 and December 31, 2008, we were in compliance with our debt covenants. In addition, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants of the Credit Agreement discussed above, as amended, at future covenant measurement dates.

See note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Part II—Item 8. Financial Statements and Supplementary Data” for a discussion of certain matters related to the Credit Agreement and our borrowings thereunder in light of the restatement, as well as “Part I—Item 1A. Risk Factors” for a discussion of the risks relating to the Credit Agreement and the Security Agreement.

Future needs

Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. In connection with our past business acquisitions, we are required under earn-out provisions to pay additional purchase consideration to the sellers if specific financial performance targets are met. We also have cash needs to service our credit facility and repay our term loan. Further, we have other cash commitments as presented below in contractual obligations. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets, which declined significantly during 2008 and 2009 and may continue to decline in 2010.

CONTRACTUAL OBLIGATIONS

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2009 (in thousands).

	Less than 1 year (2010)	1-3 years (2011 to 2012)	3-5 years (2013 to 2014)	More than 5 years (2015 and thereafter)	Total
Additional purchase consideration	$63,188	$—	$—	$—	$63,188
Liability for uncertain tax positions	605	—	—	—	605
Purchase obligations	5,004	1,523	—	—	6,527
Capital lease obligations	289	72	—	—	361
Long-term bank borrowings	—	219,000	—	—	219,000
Operating lease obligations	18,377	29,084	20,998	11,685	80,144

Total contractual obligations	$87,463	$249,679	$20,998	$11,685	$369,825

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

As of December 31, 2009, our current and non-current liabilities for uncertain tax positions are $0.6 million and $1.0 million, respectively. We are unable to reasonably estimate the timing of future cash flows related to the non-current portion as it is dependent on examinations by taxing authorities.

Purchase obligations include sponsorships, subscriptions to research tools, information technology, and other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation.

Borrowings outstanding under our credit facility at December 31, 2009 totaled $219.0 million, all of which we have classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. As described above under “Liquidity and Capital Resources,” interest on borrowings varies based on our total debt to EBITDA ratio and will depend on the timing of our repayments. As such, we are unable to quantify our future obligations relating to interest on our borrowings.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued a new accounting pronouncement regarding fair value (formerly SFAS No. 157—“Fair Value Measurements”). This pronouncement, located under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. We adopted this pronouncement effective beginning on January 1, 2008 for financial assets and financial liabilities, which did not have any impact on our financial statements. In February 2008, the FASB delayed by one year the effective date of this pronouncement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted this pronouncement effective beginning on January 1, 2009 for nonfinancial assets and nonfinancial liabilities, which did not have any impact on our financial statements.

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS No. 141 (revised 2007)—“Business Combinations”). This pronouncement, located under FASB ASC Topic 805, “Business Combinations,” was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. This pronouncement retains the purchase method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact on us include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. ASC Topic 805 also requires an acquirer to recognize at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value can be determined on the date of acquisition. We adopted this pronouncement on a prospective basis effective beginning on January 1, 2009. For business combinations completed on or subsequent to the adoption date, the application of this pronouncement may have a significant impact on our financial statements, the magnitude of which will depend on the specific terms and conditions of the transactions. In 2009, our first year of adoption, the application of this pronouncement did not have a significant impact on our financial statements.

In December 2007, the FASB issued a new accounting pronouncement regarding noncontrolling interests and the deconsolidation of a subsidiary (formerly SFAS No. 160—“Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”). This pronouncement, located under FASB ASC Topic 810, “Consolidation,” was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this pronouncement effective beginning on January 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements.

In March 2008, the FASB issued a new accounting pronouncement regarding derivative and hedging activities (formerly SFAS No. 161—“Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”). This pronouncement, located under FASB ASC Topic 815, “Derivatives and Hedging,” was issued to improve transparency of financial information provided in financial statements by requiring expanded disclosures about an entity’s derivative and hedging activities. This pronouncement requires entities to provide expanded disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this pronouncement effective beginning on January 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.

In April 2009, the FASB issued a new accounting pronouncement regarding interim disclosures about fair value of financial instruments (formerly FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1—“Interim Disclosures about Fair Value of Financial Instruments”). This pronouncement, located under FASB ASC Topic 825, “Financial Instruments,” increases the frequency of fair value disclosures by requiring both interim and annual disclosures. We adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.

In May 2009, the FASB issued a new accounting pronouncement regarding subsequent events (formerly SFAS No. 165—“Subsequent Events”). This pronouncement, located under FASB ASC Topic 855, “Subsequent Events,” was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.

In June 2009, the FASB issued a new accounting pronouncement regarding authoritative GAAP (formerly SFAS No. 168—“The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This pronouncement, located under FASB ASC Topic 105, “Generally Accepted Accounting Principles,” establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. We adopted this pronouncement effective beginning on July 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This pronouncement, located under FASB ASC Topic 105, “Generally Accepted Accounting Principles,” was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement amends FASB Interpretation No. 46(R) to require an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. This pronouncement will be effective for us beginning on January 1, 2010. We do not expect the application of this pronouncement to have a significant impact on our future financial position, results of operations, earnings per share, and cash flows.

In October 2009, the FASB issued new guidance regarding revenue arrangements with multiple deliverables. This new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or by other vendors. This new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This pronouncement will be effective for us beginning on January 1, 2011. We are currently evaluating the impact that the adoption of this pronouncement may have on our future financial position, results of operations, earnings per share, and cash flows.

Subsequent Event

We have evaluated subsequent events since December 31, 2009 and up to the filing of this annual report on Form 10-K on February 23, 2010 and have concluded that no significant subsequent events have occurred that require disclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks primarily from changes in interest rates, changes in the price of our common stock and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate or Prime Rate. At December 31, 2009, we had borrowings outstanding totaling $219.0 million that carried a weighted-average interest rate of 4.0%. A hypothetical one percent change in this interest rate would have a $2.2 million effect on our pre-tax income.

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this interest rate swap to hedge against the risk of changes in future cash flows related to changes in interest rate on $100.0 million of the total variable-rate borrowings outstanding under our credit facility. Under the terms of the agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively fixed our LIBOR-based rate for $100.0 million of our debt beginning on March 31, 2009 and through February 23, 2012. Including the impact of the swap, the effective interest rate on $100.0 million of our debt was 4.7% as of December 31, 2009. We assess the effectiveness of this hedge quarterly, and as of December 31, 2009, this hedge is effective.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of December 31, 2009.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the evaluation, management has concluded that the disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 based on its identification of a material weakness related to our accounting for certain acquisition-related payments received by the selling shareholders of specific businesses we acquired that were subsequently redistributed by the selling shareholders among themselves and to other select Huron employees. Management worked throughout the year to remediate the material weakness that existed as of December 31, 2008. In the fourth quarter ending December 31, 2009, management had sufficient evidence to conclude that remediation was completed for the single material weakness previously reported. The significant changes in internal control over financial reporting that resulted in the remediation of the material weakness are as follows:

•

Included new language in all purchase agreements entered into after December 31, 2008 to include specific stipulations regarding acquisition-related payments and allow for the Company to periodically audit and review the disbursement, if any, of acquisition-related payments by the sellers;

•

Amended agreements amongst sellers related to certain acquisitions prior to 2009 to include stipulations that prohibit the distribution of acquisition-related payments other than in accordance with ownership percentages at the date of acquisition and the inclusion of a clause that allows for the Company to periodically audit and review the disbursement of acquisition-related payments by the sellers;

•

Require certifications from selling shareholders at time of accrual and at time of cash payment of earn-out distributions that the payments have been appropriately distributed and ensuring that deviations, if any, are promptly reported to the Company. As of December 31, 2009, management has concluded that the control related to the certifications required at the time of cash payment of earn-out distributions is appropriately designed and capable of operating as intended;

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

•

Amended the Charter of the Disclosure Committee to require Committee members to review the purchase agreements and related certifications from selling shareholders to ensure the appropriate accounting for acquisition-related payments.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2010 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2009 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders (1):
2002 Equity Incentive Plan	58,948	$0.02	—	(2)
2002 Equity Incentive Plan (California)	2,176	$1.35	—	(2)
2003 Equity Incentive Plan	87,129	$1.25	—	(2)
2004 Omnibus Stock Plan	51,978	$15.50	870,073
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

Total	200,231	$4.59	870,073

(1)	Our equity compensation plans were approved by the existing shareholders prior to our initial public offering. At our annual meeting of stockholders on May 2, 2006 our stockholders approved an amendment to our 2004 Omnibus Stock Plan to increase the number of shares available for issuance by 2,100,000 shares.
(2)	Prior to the completion of our initial public offering, we established the 2004 Omnibus Stock Plan. We terminated the 2002 Equity Incentive Plan, 2002 Equity Incentive Plan (California) and 2003 Equity Incentive Plan with respect to future awards and no further awards will be granted under these plans.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – The financial statement schedules required by this item are included in the consolidated financial statements and accompanying notes.

3.	Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
2.1	Asset Purchase Agreement by and between MSGalt & Company, LLC, Huron Consulting Services LLC, M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy, dated as of March 31, 2006.		8-K		2.1	4/6/06

2.2	Membership Interest Purchase and Sale Agreement by and among Huron Consulting Group Holdings LLC, Document Review Consulting Services LLC and Robert Rowe, dated as of July 31, 2006.		8-K		2.1	8/3/06

2.3	Stock Purchase Agreement by and among Wellspring Partners LTD, the Shareholders of Wellspring Partners LTD and Huron Consulting Group Holdings LLC, dated as of December 29, 2006.		8-K		2.1	1/8/07

2.4	Amendment No. 1, dated July 8, 2008, to the Stock Purchase Agreement, dated as of December 29, 2006, by and among Wellspring Partners LTD, the shareholders of Wellspring Partners LTD listed on the signature page thereto, and Huron Consulting Group Holdings LLC.		8-K		2.2	7/9/08

2.5	Stock Purchase Agreement by and among Glass & Associates, Inc., the Shareholders of Glass & Associates, Inc. and Huron Consulting Group Holdings LLC and Huron Consulting Group Inc., dated as of January 2, 2007.		8-K		2.2	1/8/07

2.6	Joinder Agreement by and between John DiDonato and Huron Consulting Group Holdings LLC.		8-K		2.3	1/8/07

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
2.7	Joinder Agreement by and between Anthony Wolf and Huron Consulting Group Holdings LLC.		8-K		2.4	1/8/07

2.8	Joinder Agreement by and between Shaun Martin and Huron Consulting Group Holdings LLC.		8-K		2.5	1/8/07

2.9	Joinder Agreement by and between Sanford Edlein and Huron Consulting Group Holdings LLC.		8-K		2.6	1/8/07

2.10	Joinder Agreement by and between Dalton Edgecomb and Huron Consulting Group Holdings LLC.		8-K		2.7	1/8/07

2.11	Asset Purchase Agreement, dated July 8, 2008, by and among, Huron Consulting Group Inc., Huron Consulting Group Services LLC, Stockamp & Associates, Inc. and the shareholders of Stockamp & Associates, Inc. listed on the signature pages thereto.		8-K		2.1	7/9/08

2.12	Letter agreement, dated July 29, 2009 by and among Huron Consulting Services LLC, Rand Consulting LLC, M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy amending the Asset Purchase Agreement, dated March 31, 2006, by and among Huron Consulting Services LLC, MSGalt & Company LLC (now known as Rand Consulting LLC) and M. Scott Gillis, Joseph R. Shalleck and Leroy J. Mergy.		10-Q	9/30/09	2.1	11/5/09

2.13	Letter agreement, dated July 30, 2009 by and among Huron Consulting Services LLC, David Shade, John F. Tiscornia and George Whetsell as trustees and David Shade, John F. Tiscornia, George Whetsell, Janice James, Ramona Lacy and Gordon Mountford as beneficiaries, amending the Stock Purchase Agreement, dated December 29, 2006, by and among Huron Consulting Services LLC, Wellspring Partners LTD and the former shareholders of Wellspring Partners LTD.		10-Q	9/30/09	2.2	11/5/09

3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		10-Q	6/30/09	3.1	8/7/09

4.1	Specimen Stock Certificate.		S-1 (File No. 333-115434)		4.1	10/5/04

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).		S-1 (File No. 333-115434)		10.1	10/5/04

10.2	Restricted Shares Award Agreement, dated December 10, 2002, between Huron Consulting Group Inc., Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC), HCG Holdings LLC and Gary E. Holdren.		S-1 (File No. 333-115434)		10.5	10/5/04

10.3	Restricted Shares Award Agreement, dated December 31, 2002, between Huron Consulting Group Inc. and Gary E. Holdren.		S-1 (File No. 333-115434)		10.6	10/5/04

10.4	Huron Consulting Group Inc. 2002 Equity Incentive Plan and form of option agreement thereunder.		S-1 (File No. 333-115434)		10.13	10/5/04

10.5	Amendment No. 1 to Huron Consulting Group Inc. 2002 Equity Incentive Plan.		S-1 (File No. 333-115434)		10.14	10/5/04

10.6	Amended and Restated Huron Consulting Group Inc. 2002 Equity Incentive Plan (California) and form of option agreement thereunder.		S-1 (File No. 333-115434)		10.15	10/5/04

10.7	Huron Consulting Group Inc. 2003 Equity Incentive Plan and form of option agreement thereunder.		S-1 (File No. 333-115434)		10.16	10/5/04

10.8	Huron Consulting Group Inc. 2004 Omnibus Stock Plan and form of option and restricted stock agreement thereunder.		S-1 (File No. 333-115434)		10.17	10/5/04

10.9	Amendment No. 1 to the Huron Consulting Group Inc. 2004 Omnibus Stock Plan.		S-8 (File No. 333-137107)		10.1	9/5/06

10.10	Sixth Amendment to Credit Agreement, dated as of July 8, 2008, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.		10-Q		10.1	8/5/08

10.11	Seventh Amendment to Credit Agreement, dated as of September 30, 2008, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.		10-Q		10.1	10/30/08

10.12	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.		10-K	12/31/08	10.12	2/24/09

10.13	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Gary E. Holdren.		10-K	12/31/08	10.13	2/24/09

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date

10.14	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Daniel P. Broadhurst.		10-K	12/31/08	10.14	2/24/09

10.15	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Gary L. Burge.		10-K	12/31/08	10.15	2/24/09

10.16	Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Mary M. Sawall.		10-K	12/31/08	10.16	2/24/09

10.17	Senior Management Agreement By and Between Huron Consulting Group Inc. and Natalia Delgado.		10-K	12/31/08	10.17	2/24/09

10.18	Eighth Amendment to the Credit Agreement, dated as of September 30, 2009, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.		8-K		10.1	10/6/09

10.19	Security Agreement, dated as of September 30, 2009, by and among the grantors listed on the signature pages thereto, and Bank of America, N.A.		8-K		10.2	10/6/09

10.20	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth		8-K		10.1	1/14/10

10.21	Form of Second Amendment to the Huron Consulting Group Inc. 2004 Omnibus Stock Plan.	X

10.22	Senior Management Agreement By and Between Huron Consulting Group Inc. and James K. Rojas.	X

21.1	List of Subsidiaries of Huron Consulting Group Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/S/ JAMES H. ROTH James H. Roth	Chief Executive Officer	February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES H. ROTH James H. Roth	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2010

/S/ GEORGE E. MASSARO George E. Massaro	Non-Executive Chairman of the Board	February 23, 2010

/S/ JAMES K. ROJAS James K. Rojas	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2010

/S/ DUBOSE AUSLEY DuBose Ausley	Director	February 23, 2010

/S/ JAMES D. EDWARDS James D. Edwards	Director	February 23, 2010

/S/ H. EUGENE LOCKHART H. Eugene Lockhart	Director	February 23, 2010

/S/ JOHN F. MCCARTNEY John F. McCartney	Director	February 23, 2010

/S/ JOHN S. MOODY John S. Moody	Director	February 23, 2010

HURON CONSULTING GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Huron Consulting Group, Inc. and its subsidiaries at December 31. 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, IL

February 23, 2010

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$5,715	$12,404
Receivables from clients, net	90,543	85,327
Unbilled services, net	37,558	37,180
Income tax receivable	18,911	3,496
Deferred income taxes	16,338	15,695
Prepaid expenses and other current assets	19,437	14,122
Current assets of discontinued operations	4,281	10,831

Total current assets	192,783	179,055
Property and equipment, net	39,147	43,516
Deferred income taxes	21,298	2,064
Other non-current assets	14,383	14,587
Intangible assets, net	22,406	31,832
Goodwill	464,169	505,676
Non-current assets of discontinued operations	29	2,867

Total assets	$754,215	$779,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,150	$6,401
Accrued expenses	29,201	26,525
Accrued payroll and related benefits	71,473	42,666
Accrued consideration for business acquisitions	63,188	60,099
Income tax payable	874	1,712
Deferred revenues	13,764	21,192
Current portion of capital lease obligations	278	518
Current liabilities of discontinued operations	7,065	7,038

Total current liabilities	192,993	166,151
Non-current liabilities:
Deferred compensation and other liabilities	6,131	5,309
Capital lease obligations, net of current portion	5	204
Bank borrowings	219,000	280,000
Deferred lease incentives	8,681	8,677
Non-current liabilities of discontinued operations	416	230

Total non-current liabilities	234,233	294,420
Commitments and contingencies	—	—
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 22,624,515 and 21,387,679 shares issued at December 31, 2009 and 2008, respectively	213	202
Treasury stock, at cost, 995,409 and 404,357 shares at December 31, 2009 and 2008, respectively	(51,561)	(21,443)
Additional paid-in capital	335,272	263,485
Retained earnings	43,858	76,731
Accumulated other comprehensive (loss) income	(793)	51

Total stockholders’ equity	326,989	319,026

Total liabilities and stockholders’ equity	$754,215	$779,597

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Revenues and reimbursable expenses:
Revenues	$628,700	$573,775	$475,770
Reimbursable expenses	50,840	52,303	39,382

Total revenues and reimbursable expenses	679,540	626,078	515,152
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	395,869	365,932	293,426
Intangible assets amortization	4,695	6,629	7,993
Reimbursable expenses	50,848	52,319	39,170

Total direct costs and reimbursable expenses	451,412	424,880	340,589

Operating expenses:
Selling, general and administrative	125,655	126,094	99,398
Restructuring charges	3,131	2,343	—
Restatement related expenses	17,490	—	—
Depreciation and amortization	22,192	22,922	17,191
Impairment charge on goodwill	67,034	—	—

Total operating expenses	235,502	151,359	116,589
Other gains	(4,787)	—	—

Operating (loss) income	(2,587)	49,839	57,974
Other (expense) income:
Interest expense, net of interest income	(12,256)	(13,775)	(8,263)
Other income (expense)	1,883	(2,788)	19

Total other expense	(10,373)	(16,563)	(8,244)

(Loss) income from continuing operations before income tax expense	(12,960)	33,276	49,730
Income tax expense	1,529	27,750	28,439

Net (loss) income from continuing operations	(14,489)	5,526	21,291
(Loss) income from discontinued operations (including loss on disposal of $0.4 million in 2009), net of tax	(18,384)	4,555	2,989

Net (loss) income	$(32,873)	$10,081	$24,280

Net (loss) earnings per basic share:
(Loss) income from continuing operations	$(0.72)	$0.30	$1.26
(Loss) income from discontinued operations	$(0.91)	$0.25	$0.17

Net (loss) income	$(1.63)	$0.55	$1.43

Net (loss) earnings per diluted share:
(Loss) income from continuing operations	$(0.72)	$0.29	$1.18
(Loss) income from discontinued operations	$(0.91)	$0.24	$0.17

Net (loss) income	$(1.63)	$0.53	$1.35

Weighted average shares used in calculating (loss) earnings per share:
Basic	20,114	18,257	16,944
Diluted	20,114	19,082	18,033

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	17,828,323	$178	$(9,396)	$83,428	$42,370	$—	$116,580
Comprehensive Income:
Net income	—	—	—	—	24,280	—	24,280
Foreign currency translation adjustment, net of tax	—	—	—	—	—	56	56

Total comprehensive income							24,336
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	189,790	2	(1,223)	1,221	—	—	—
Exercise of stock options	225,960	2	—	560	—	—	562
Share-based compensation	—	—	—	19,812	—	—	19,812
Shares redeemed for employee tax withholdings	—	—	(10,084)	—	—	—	(10,084)
Income tax benefit on share-based compensation	—	—	—	14,957	—	—	14,957
Capital contributed by selling shareholders of acquired businesses	—	—	—	17,621	—	—	17,621

Balance at December 31, 2007	18,244,073	$182	$(20,703)	$137,599	$66,650	$56	$183,784
Comprehensive Income:
Net income	—	—	—	—	10,081	—	10,081
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(5)	(5)

Total comprehensive income							10,076
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	362,669	4	5,422	(5,426)	—	—	—
Exercise of stock options	256,253	3	—	394	—	—	397
Business combinations	1,320,913	13	—	61,307	—	—	61,320
Share-based compensation	—	—	—	26,807	—	—	26,807
Shares redeemed for employee tax withholdings	—	—	(6,162)	—	—	—	(6,162)
Income tax benefit on share-based compensation	—	—	—	12,234	—	—	12,234
Capital contributed by selling shareholders of acquired businesses	—	—	—	30,570	—	—	30,570

Balance at December 31, 2008	20,183,908	$202	$(21,443)	$263,485	$76,731	$51	$319,026
Comprehensive Loss:
Net loss	—	—	—	—	(32,873)	—	(32,873)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(450)	(450)
Unrealized loss on cash flow hedging instrument, net of tax	—	—	—	—	—	(394)	(394)

Total comprehensive loss							(33,717)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	720,190	7	(26,814)	26,807	—	—	—
Exercise of stock options	95,991	1	—	161	—	—	162
Business combinations	330,222	3	—	14,760	—	—	14,763
Share-based compensation	—	—	—	19,904	—	—	19,904
Shares redeemed for employee tax withholdings	—	—	(3,304)	—	—	—	(3,304)
Income tax benefit on share-based compensation	—	—	—	1,822	—	—	1,822
Capital contributed by selling shareholders of acquired businesses	—	—	—	8,333	—	—	8,333

Balance at December 31, 2009	21,330,311	$213	$(51,561)	$335,272	$43,858	$(793)	$326,989

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(32,873)	$10,081	$24,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,333	29,920	25,200
Share-based compensation	19,904	26,807	19,812
Non-cash compensation	8,333	30,570	17,621
Allowances for doubtful accounts and unbilled services	1,993	5,477	7,306
Deferred income taxes	(21,762)	520	1,384
Impairment charge on goodwill	106,000	—	—
Impairment of goodwill and intangibles related to discontinued operations	3,425	—	—
Non-cash gains and other	(3,286)	—	15
Changes in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables from clients	(2,597)	6,386	(30,957)
Decrease (increase) in unbilled services	2,503	(12,380)	(8,016)
(Increase) decrease in current income tax receivable / payable, net	(15,957)	11,066	(8,512)
(Increase) in other assets	(622)	(8,620)	(7,377)
Increase in accounts payable and accrued liabilities	6,928	5,494	4,271
Increase (decrease) in accrued payroll and related benefits	28,335	(13,051)	13,964
(Decrease) increase in deferred revenues	(8,601)	8,930	(3,062)

Net cash provided by operating activities	120,056	101,200	55,929

Cash flows from investing activities:
Purchases of property and equipment, net	(12,616)	(19,821)	(18,909)
Net investment in life insurance policies	(395)	(1,093)	(2,245)
Purchases of businesses, net of cash acquired	(51,550)	(229,947)	(168,209)

Net cash used in investing activities	(64,561)	(250,861)	(189,363)

Cash flows from financing activities:
Proceeds from exercise of stock options	162	397	562
Shares redeemed for employee tax withholdings	(3,304)	(6,162)	(10,084)
Tax benefit from share-based compensation	1,822	12,234	14,957
Proceeds from borrowings under credit facility	246,000	631,500	340,500
Repayments on credit facility	(307,000)	(475,000)	(225,000)
Principal payments of notes payable and capital lease obligations	(370)	(1,432)	(1,136)

Net cash (used in) provided by financing activities	(62,690)	161,537	119,799

Effect of exchange rate changes on cash	(452)	(763)	56

Net (decrease) increase in cash and cash equivalents	(7,647)	11,113	(13,579)
Cash and cash equivalents at beginning of the period	14,106	2,993	16,572

Cash and cash equivalents at end of the period (1)	$6,459	$14,106	$2,993

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in connection with business combinations	$—	$61,320	$—
Issuance of common stock in connection with a business combination classified as a liability	$—	$15,000	$—
Capitalized lease obligations incurred	$18	$611	$398
Cash paid during the year for:
Interest	$11,968	$17,065	$7,138
Income taxes	$22,800	$9,254	$25,475

(1)	Cash and cash equivalents presented herein includes $744, $1,702 and $792 of cash and cash equivalents classified as discontinued operations as of December 31, 2009, 2008 and 2007, respectively.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements reflect the results of operations and cash flows for the years ended December 31, 2009, 2008 and 2007. The results of operations and cash flows for the years ended December 31, 2008 and 2007 have been restated as described in note “3. Restatement of Previously-Issued Financial Statements.” Certain amounts reported in the previous years have been reclassified to conform to the 2009 presentation. The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its 100% owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

In December 2009, our Board of Directors approved a plan to divest two businesses within the Accounting and Financial Consulting and Corporate Consulting operating segments. As part of the strategy to focus on our core businesses, we have committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan (“Japan”), which is a component of both the Accounting and Financial Consulting and Corporate Consulting segments. Additionally, on December 31, 2009 we completed the sale of the April 2006 acquisition of MS Galt & Company LLC (“Galt”), a strategy business within the Corporate Consulting segment, back to its three principals. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations” for 2009. All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform with this presentation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison. See note “4. Discontinued Operations” for additional information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from these estimates and assumptions.

Revenue Recognition

We recognize revenues in accordance with FASB ASC Topic 605 “Revenue Recognition.” Under FASB ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed and determinable and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under three types of billing arrangements: time-and-expense, fixed-fee, and performance-based.

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

We have arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are allocated to each element based on the element’s fair value in accordance with FASB ASC Topic 605 and recognized pursuant to the criteria described above.

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

Concentrations of Credit Risk

To the extent receivables from clients become delinquent, collection activities commence. No single client balance is considered large enough to pose a material credit risk. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable, and bill and collect unbilled services. Management does not anticipate incurring losses on accounts receivable in excess of established allowances. See note “20. Segment Information” for concentration of accounts receivable and unbilled services.

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

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360 “Property, Plant and Equipment.” No impairment charges for long-lived assets were recorded in 2009, 2008 or 2007.

Intangible Assets Other Than Goodwill

We account for intangible assets in accordance with FASB ASC Topic 350 “Intangibles – Goodwill and Other.” This topic requires that certain identifiable intangible assets be amortized over their expected useful lives.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Under the provisions of FASB ASC Topic 350, goodwill is required to be tested at the reporting unit level for impairment on an annual basis and between annual tests whenever indications of impairment arise. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess. In accordance with FASB ASC Topic 350, we aggregate our business components into reporting units and test for goodwill impairment. In testing for a potential impairment of goodwill, we estimate the fair value of each of our reporting units and compare this fair value to the carrying value of the reporting units. In estimating the fair value of our reporting units on an annual basis, we use a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by each of the reporting units and then discounting these cash flows to present value. Pursuant to our policy, we performed the annual goodwill impairment test as of April 30, 2009 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred or any circumstances have changed since April 30, 2009 that would indicate goodwill may have become impaired since our annual impairment test. In this evaluation, we considered qualitative factors such as any adverse change in the business climate, any loss of key personnel, and any unanticipated competition. Additionally, we considered quantitative factors such as our current estimates of the future profitability of our reporting units, our current stock price, and our market capitalization compared to our book value. As a result of the significant decline in the price of our common stock as discussed in note “3. Restatement of Previously-Issued Financial Statements,” we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009. As a result of the impairment analysis, we recorded a $106.0 million non-cash pretax charge for the impairment of goodwill. This impairment charge was recognized to reduce the carrying value of goodwill in our Accounting and Financial Consulting reporting unit ($59.0 million) and our Corporate Consulting reporting unit ($47.0 million). See note “6. Goodwill and Intangible Assets” for further discussion of the impairment charge.

Non-Current Liabilities

We record certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. We have also recorded as non-current the portion of the deferred lease incentive liability

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

that we expect to recognize over a period greater than one year. The deferred lease incentive liability totaled $8.7 million at both December 31, 2009 and 2008 and was primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The portion of the deferred lease incentive corresponding to the rent payments that will be paid within twelve months of the balance sheet date is classified as current liabilities. We monitor the classification of such liabilities based on the expectation of their utilization periods.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”. Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets.

Share-Based Compensation

We account for share-based compensation in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation”. Under FASB ASC Topic 718, we recognize share-based compensation ratably using the straight-line attribution method over the requisite service period. Share-based compensation cost is measured based on the grant date fair value of the respective awards. In addition, pursuant to ASC Topic 718, we estimate the amount of expected forfeitures when calculating share-based compensation.

Sponsorship and Advertising Costs

Sponsorship and advertising costs are expensed as incurred. Such expenses for 2009, 2008 and 2007 totaled $4.5 million, $4.3 million and $3.8 million, respectively, and are a component of selling, general and administrative expense on our consolidated statement of operations.

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

Foreign currency transaction gains and losses are included in other income (expense) on the statements of operations. We recognized net foreign currency transactions gains of $0.2 million in 2009, foreign currency transaction losses of $0.9 million in 2008, and immaterial foreign currency transaction gains or losses in 2007.

Segment Reporting

FASB ASC Topic 280 “Segment Reporting” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

major customers. Segments are defined by FASB ASC Topic 280 as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under four operating segments: Health and Education Consulting, Accounting and Financial Consulting, Legal Consulting, and Corporate Consulting.

New Accounting Pronouncements

In September 2006, the FASB issued a new accounting pronouncement regarding fair value (formerly SFAS No. 157—“Fair Value Measurements”). This pronouncement, located within FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. We adopted this pronouncement effective beginning on January 1, 2008 for financial assets and financial liabilities, which did not have any impact on our financial statements. In February 2008, the FASB delayed by one year the effective date of this pronouncement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted this pronouncement effective beginning on January 1, 2009 for nonfinancial assets and nonfinancial liabilities, which did not have any impact on our financial statements.

In February 2007, the FASB issued a new accounting pronouncement on the fair value option for financial assets and financial liabilities (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”). This pronouncement, located within FASB ASC Topic 825, “Financial Instruments”, permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted this pronouncement effective beginning on January 1, 2008. The adoption of this statement did not have any impact on our financial statements.

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS No. 141 (revised 2007), “Business Combinations”). This pronouncement, located within FASB ASC Topic 805, “Business Combinations”, was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. This pronouncement retains the purchase method of accounting for business combinations, but requires a number of changes. The changes that may have the most significant impact on us include: contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. FASB ASC Topic 805 also requires an acquirer to recognize at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value can be determined on the date of acquisition. We adopted this new guidance on a prospective basis effective beginning on January 1, 2009. For business combinations completed on or subsequent to the adoption date, the application of this pronouncement may have a significant impact on our

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

financial statements, the magnitude of which will depend on the specific terms and conditions of the transactions. In 2009, our first year of adoption, the application of this pronouncement did not have a significant impact on our financial statements.

In December 2007, the FASB issued a new accounting pronouncement regarding noncontrolling interests and the deconsolidation of a subsidiary (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”). This pronouncement, located under FASB ASC Topic 810, “Consolidation”, was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this pronouncement effective beginning on January 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements.

In March 2008, the FASB issued a new accounting pronouncement regarding derivative and hedging activities (formerly SFAS No. 161—“Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”). This pronouncement, located under FASB ASC Topic 815, “Derivatives and Hedging,” was issued to improve transparency of financial information provided in financial statements by requiring expanded disclosures about an entity’s derivative and hedging activities. This pronouncement requires entities to provide expanded disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this pronouncement effective beginning on January 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.

In April 2009, the FASB issued a new accounting pronouncement regarding interim disclosures about fair value of financial instruments (formerly FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1—“Interim Disclosures about Fair Value of Financial Instruments”). This pronouncement, located under FASB ASC Topic 825, “Financial Instruments,” increases the frequency of fair value disclosures by requiring both interim and annual disclosures. We adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.

In May 2009, the FASB issued a new accounting pronouncement regarding subsequent events (formerly SFAS No. 165—“Subsequent Events”). This pronouncement, located under FASB ASC Topic 855, “Subsequent Events,” was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.

In June 2009, the FASB issued a new accounting pronouncement regarding authoritative GAAP (formerly SFAS No. 168—“The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Accounting Principles”). This pronouncement, located under FASB ASC Topic 105, “Generally Accepted Accounting Principles,” establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. We adopted this pronouncement effective beginning on July 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.

In June 2009, the FASB issued a new accounting pronouncement regarding disclosures about transfers of financial assets and interests in variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). This pronouncement, located under FASB ASC Topic 810, “Consolidation”, was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This pronouncement requires an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. This pronouncement will be effective for us beginning on January 1, 2010. We do not expect the application of this pronouncement to have a significant impact on our future financial position, results of operations, earnings per share, and cash flows.

In October 2009, the FASB issued new guidance regarding revenue arrangements with multiple deliverables. This new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or by other vendors. This new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This pronouncement will be effective for us beginning on January 1, 2011. We are currently evaluating the impact that the adoption of this pronouncement may have on our future financial position, results of operations, earnings per share, and cash flows.

Subsequent Event

We have evaluated subsequent events since December 31, 2009 and up to the filing of this annual report on Form 10-K on February 23, 2010 and have concluded that no significant subsequent events have occurred that require disclosure.

3. Restatement of Previously-Issued Financial Statements

In 2009, we filed the following amendments to restate our previously-issued financial statements for the years ended December 31, 2008, 2007 and 2006, as well as the three months ended March 31, 2009:

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

As a result of the correction of the accounting errors, which are not tax deductible, related to the accounting for the acquisition-related payments, we recalculated our provision for income taxes for each of the quarterly periods using the annual effective income tax rate method in accordance with FASB ASC Topic 740, “Income Taxes”. As such, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. However, there is no change to our provision for income taxes or our tax accounts on an annual basis. While the correction of these errors significantly reduced our net income and earnings per share for each of the affected periods, it had no effect on our total assets, total liabilities, or total stockholders’ equity on an annual basis. Further, the correction of these errors had no effect on our net cash flows.

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

In light of these determinations and given the magnitude of the accounting errors underlying the restatement, our Board of Directors concluded that it was appropriate for the Company to appoint a new Chairman, a new Chief Executive Officer, a new Chief Financial Officer and a new Chief Accounting Officer. Our Board of Directors and Gary Holdren, our then Chief Executive Officer, agreed that he should resign as Chairman of the Board and Chief Executive Officer. George Massaro, who was the then Vice Chairman of the Board of Directors, was elected as our Non-Executive Chairman of the Board of Directors. James Roth, one of the founders of the Company, was named Chief Executive Officer. James Rojas, another founder of the Company, was named Chief Financial Officer, succeeding Gary Burge who remained with the Company until the end of 2009. Wayne Lipski, previously Chief Accounting Officer, ended employment with the Company during the third quarter and provided certain services to the Company as an independent consultant through January 2010. On November 3, 2009, James Roth was appointed to the Board of Directors and James Rojas was appointed Treasurer, in addition to his current position of Chief Financial Officer. The role of Chief Accounting Officer has not been filled.

Based on the results of the Company’s inquiry into the acquisition-related payments to date and the agreement amendments described below, earn-outs for the period after August 1, 2009 are accounted for as additional purchase consideration and not also as non-cash compensation expense. Effective August 1, 2009,

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

the selling shareholders of two of the Acquired Businesses each amended certain agreements related to the earn-outs to provide that future earn-outs will be distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date we acquired the business with no required continuing employment. The amended agreements provide that no further Shareholder Payments or Employee Payments will be made. We recognized $8.3 million of non-cash compensation expense during 2009 related to Shareholder Payments and Employee Payments. We expect to incur a moderate increase in cash compensation expense in future periods related to Shareholder Payments and Employee Payments for such periods. We incurred cash compensation expense related to Shareholder Payments and Employee Payments of $3.6 million in 2009, and we currently expect to incur no more than $4 million in each of 2010 and 2011. Earn-out payments for one of the Acquired Businesses are payable through December 31, 2011. There are no additional earn-out obligations related to the other three Acquired Businesses.

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

Following entry into the Eighth Amendment to the Credit Agreement, we were in compliance with all of the applicable debt covenants at September 30, 2009. In addition, based upon projected operating results, management believes it is probable that we will meet the financial covenants of the Credit Agreement discussed above, as amended, at future covenant measurement dates. Accordingly, pursuant to the provisions of FASB ASC Topic 470, “Debt”, all amounts not due within the next twelve months under the amended loan terms have been classified as long-term liabilities. In the absence of the Eighth Amendment to the Credit Agreement, we would not have been in compliance with the then existing debt covenants. See note “8. Borrowings” for a discussion of the Credit Agreement, the Eighth Amendment to the Credit Agreement and the Security Agreement.

On July 31, 2009, immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day next following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in the price of our common stock, we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009 and recorded a $106.0 million non-cash pretax charge for the impairment of goodwill. This impairment charge was recognized to reduce the carrying value of goodwill in our Accounting and Financial Consulting reporting unit ($59.0 million) and our Corporate Consulting reporting unit ($47.0 million). The impairment charge was non-cash in nature and did not affect the Company’s liquidity. As described in note “8. Borrowings”, under the definition of consolidated EBITDA under the Credit Agreement, as amended, the impairment charge was an add back for the period ended September 30, 2009. See note “6. Goodwill and Intangible Assets” for additional information about the impairment charge.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The SEC has commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. As often happens in these circumstances, the United States Attorney’s Office (“USAO”) for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO.

In addition, several purported shareholder class action complaints, since consolidated, and derivative lawsuits have been filed in connection with the restatement. See note “19. Commitments, Contingencies and Guarantees” for a discussion of the SEC investigations, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits.

The table below summarizes the impact of the Shareholder Payments and Employee Payments on our consolidated statements of operations for the year ended December 31, 2009, 2008 and 2007 (in thousands, except earnings per share).

	2009	2008	2007
Shareholder Payments	$8,015	$25,188	$12,798
Employee Payments	318	5,382	4,823

Total Non-cash Compensation Expense	$8,333	$30,570	$17,621

Impact on Consolidated Statement Of Operations:
Increase in Direct Costs	$7,501	$26,520	$15,014
Increase (Decrease) in Provision for Income Taxes	$—	$—	$—

Decrease in Income (loss) from continuing operations	$(7,501)	$(26,520)	$(15,014)
Decrease in Income (loss) from discontinued operations	$(832)	$(4,050)	$(2,607)

Decrease in Net income	$(8,333)	$(30,570)	$(17,621)

Decrease in Basic Earnings Per Share from continuing operations	$(0.37)	$(1.45)	$(0.89)
Decrease in Diluted Earnings Per Share from continuing operations	$(0.37)	$(1.39)	$(0.83)

Decrease in Basic Earnings Per Share from discontinued operations	$(0.04)	$(0.22)	$(0.15)
Decrease in Diluted Earnings Per Share from discontinued operations	$(0.04)	$(0.21)	$(0.14)

Decrease in Basic Earnings Per Share	$(0.41)	$(1.68)	$(1.04)
Decrease in Diluted Earnings Per Share	$(0.41)	$(1.60)	$(0.97)

Expenses incurred in connection with the restatement totaled $17.5 million for the year ended December 31, 2009. Expenses incurred in connection with the restatement are primarily comprised of legal and accounting fees, as well as the settlement costs of an indemnification claim arising in connection with a representation and warranty in a purchase agreement for a previous acquisition.

4. Discontinued Operations

In December 2009, our Board of Directors approved a plan to divest two businesses within the Accounting and Financial Consulting and Corporate Consulting operating segments. As part of the strategy to focus on our core businesses, we have committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan, which is a component of both the Accounting and Financial

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Consulting and Corporate Consulting segments. Additionally, on December 31, 2009 we completed the sale of Galt, a strategy business within the Corporate Consulting segment which was acquired in April 2006, back to its three principals and recorded a related loss on disposal of $0.4 million. The Company expects to complete the sale of its Japan operations within one year from the balance sheet date. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations” for 2009. All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform with this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison. The Consolidated Balance Sheet as of December 31, 2009 and 2008 aggregates amounts associated with the discontinued operations as described above. Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Year ended December 31, 2009			Year ended December 31, 2008			Year ended December 31, 2007
	Galt	Japan	Total	Galt	Japan	Total	Galt	Japan	Total
Revenues	$27,253	$7,994	$35,247	$31,984	$9,717	$41,701	$27,011	$1,512	$28,523
Income (loss) from discontinued operations before provision for income taxes (1)(2)	$(25,745)	$(7,832)	$(33,577)	$13,674	$(2,379)	$11,295	$10,310	$(2,164)	$8,146
Net (loss) income from discontinued operations	$(15,679)	$(2,705)	$(18,384)	$6,934	$(2,379)	$4,555	$5,153	$(2,164)	$2,989

(1)	Includes non-cash compensation expense of $0.8 million, $4.0 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007.
(2)	Includes goodwill impairment charge of $39.0 million for the year ended December 31, 2009.

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet as of December 31, 2009 and 2008 are as follows (amounts in thousands):

	As of December 31, 2009			As of December 31, 2008
	Galt	Japan	Total	Galt	Japan	Total
Assets
Cash	$—	$744	$744	$—	$1,702	$1,702
Receivables from clients, net	—	713	713	7,228	1,447	8,675
Other current assets	14	2,810	2,824	210	244	454

Total current assets	14	4,267	4,281	7,438	3,393	10,831
Other non-current assets	—	29	29	540	2,327	2,867

Total assets	$14	$4,296	$4,310	$7,978	$5,720	$13,698

Liabilities
Accounts payable	$—	$54	$54	$—	$104	$104
Accrued payroll and related benefits	4,620	893	5,513	5,374	334	5,708
Income tax payable	714	78	792	375	(1)	374
Accrued expenses and other liabilities	290	416	706	375	477	852

Total current liabilities	5,624	1,441	7,065	6,124	914	7,038
Other non-current liabilities	—	416	416	—	230	230

Total liabilities	$5,624	$1,857	$7,481	$6,124	$1,144	$7,268

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

5. Business Combinations

During the years ended December 31, 2008 and 2007, we completed the material acquisitions described below. We did not complete any significant acquisitions in 2009.

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

The aggregate purchase price of this acquisition was approximately $270.5 million, consisting of $168.5 million in cash paid at closing, $50.0 million paid through the issuance of 1,100,740 shares of our common stock, $1.7 million of transaction costs, $49.5 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met, and a $0.8 million working capital adjustment. Of the 1,100,740 shares of common stock issued, 330,222 shares with an aggregate value of $15.0 million were deposited into escrow for a period of one year, beginning on July 8, 2008, to secure certain indemnification obligations of Stockamp and its shareholders. Since the shares placed in escrow may have had to be returned to us in satisfaction of indemnification arrangements, they were issued conditionally. As such, the $15.0 million was classified as a liability and included in accrued consideration for business acquisitions on our consolidated balance sheet from the acquisition date until the shares were released as discussed below. The cash portion of the purchase price was financed with borrowings under the Credit Agreement.

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

3.	For the period beginning on the closing date and ending on December 31, 2011, additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts will be recorded as additional purchase consideration and an adjustment to goodwill. Since the closing date of this acquisition, we have paid to the selling shareholders $9.6 million as additional purchase consideration. As of December 31, 2009, $39.9 million of additional purchase consideration earned by selling shareholders was accrued and expected to be paid in the first quarter of 2010.

The identifiable intangible assets that were acquired totaled $31.1 million and have an estimated weighted average useful life of 6 years, which consists of customer contracts totaling $5.4 million (7 months useful life), customer relationships totaling $10.8 million (12.5 years useful life), software totaling $7.8 million (4 years useful life), non-competition agreements totaling $3.7 million (6 years useful life), and a tradename valued at $3.4 million (2.5 years useful life). Customer relationships represent software support and maintenance relationships that are renewable by the customer on an annual basis. The renewal rate of these relationships has historically been high and as such, we have assigned a relatively long useful life to these customer relationships. Additionally, we recorded approximately $236.4 million of goodwill, which we intend to deduct for income tax purposes.

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

The aggregate purchase price of this acquisition was approximately $143.7 million, consisting of $64.7 million in cash paid at closing, $0.4 million of transaction costs, a $0.7 million working capital adjustment, $0.3 million in cash paid upon the collection of receivables acquired, $57.6 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met, and $20.0 million to settle certain earn-out provisions as described below. We financed this acquisition with a combination of cash on hand and borrowings of $55.0 million under our bank credit agreement. Additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met over a five-year period. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Since the closing date of this acquisition, we have paid to the selling shareholders $49.0 million as additional purchase consideration. As of December 31, 2009, $8.6 million of additional purchase consideration earned by selling shareholders was accrued and expected to be paid in the first quarter of 2010.

Concurrent with the Stockamp acquisition described above, on July 8, 2008 we entered into an amendment to the Wellspring Stock Purchase Agreement (“Wellspring Amendment”). Effective January 1, 2009, in connection with the Stockamp acquisition, we combined Wellspring’s revenue cycle business with Stockamp’s revenue cycle business. As such, Wellspring will no longer be eligible for earn-out payments pertaining to that portion of the Wellspring business. In consideration for this, we paid the sellers $20.0 million through the issuance of 440,296 shares of our common stock. In addition, we provided Wellspring with a protection against a decline in the value of the shares issued. We were not required to make further payments upon the lapse of the price protection in January 2009. The earn-out provision, as amended, pertaining to the non-revenue cycle portion of Wellspring’s business will remain in effect through December 31, 2011.

The identifiable intangible assets that were acquired totaled $13.1 million and have an estimated weighted average useful life of 26 months, which consists of customer contracts totaling $4.7 million (9 months useful life), customer relationships totaling $3.9 million (20 months useful life), non-competition agreements totaling $2.4 million (72 months useful life), and a tradename valued at $2.1 million (24 months useful life). Additionally, we recorded approximately $134.1 million of goodwill, which we cannot deduct for income tax purposes.

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

The aggregate purchase price of this acquisition was approximately $38.4 million, consisting of $30.0 million in cash paid at closing, $0.9 million of transaction costs, a $1.0 million working capital adjustment, $1.7 million cash paid to sellers for a tax election reimbursement, and $4.8 million of additional purchase price earned by selling shareholders subsequent to the acquisition, as certain performance targets were met. We financed this acquisition with a combination of cash on hand and borrowings of $20.0 million under our bank credit agreement. Additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met over a four-year period. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts will be recorded as additional purchase price and an adjustment to goodwill. Since the closing date of this acquisition, we have paid to the selling shareholders $1.6 million as additional purchase consideration. As of December 31, 2009, $3.2 million of additional purchase consideration earned by selling shareholders was accrued and expected to be paid in the first quarter of 2010. Also, additional payments may be made based on the amount of revenues we receive from referrals made by certain employees of Glass over a four-year period. Such amounts will be recorded as an expense.

The identifiable intangible assets that were acquired totaled $4.3 million and have an estimated weighted average useful life of 37 months, which consists of customer contracts totaling $1.0 million (6 months useful life), customer relationships totaling $1.1 million (19 months useful life), and non-competition agreements totaling $2.2 million (60 months useful life). Additionally, we recorded approximately $32.9 million of goodwill, which we intend to deduct for income tax purposes.

In addition to the accounting treatment described above with respect to the foregoing acquisitions, in certain of these acquisitions, portions of the purchase consideration that were redistributed by the selling shareholders among the selling shareholders and to certain of our employees based on performance or employment were also recorded as non-cash compensation expense. See note “3. Restatement of Previously-Issued Financial Statements” for additional information.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Purchase Price Allocations

The following table summarizes the fair values of the assets acquired and liabilities assumed for our material business acquisitions.

	Stockamp July 8, 2008	Callaway July 29, 2007	Wellspring January 2, 2007	Glass January 2, 2007
Assets Acquired:
Current assets	$16,857	$12,418	$9,868	$2,705
Property and equipment	2,176	698	1,073	215
Non-current assets	547	23	—	23
Intangible assets	31,100	5,700	13,100	4,300
Goodwill	236,449	72,007	134,093	32,893

	287,129	90,846	158,134	40,136
Liabilities Assumed:
Current liabilities	16,018	2,354	9,128	1,727
Non-current liabilities	525	94	5,278	—

	16,543	2,448	14,406	1,727

Net Assets Acquired	$270,586	$88,398	$143,728	$38,409

Pro Forma Financial Data

2008 Acquisition

The following unaudited pro forma financial data gives effect to the acquisition of Stockamp as if it had been completed at the beginning of the period presented. The actual results from the acquisition of Stockamp have been included within our consolidated financial results since July 8, 2008.

	Historical Huron and Historical Stockamp
	2008 Pro forma	2007 Pro forma
Revenues, net of reimbursable expenses	$631,975	$547,137
Operating income	$71,037	$59,626
Income from continuing operations before provision for income taxes	$50,325	$43,067
Net income from continuing operations	$20,140	$20,348
Earnings per share:
Basic	$1.08	$1.15
Diluted	$1.02	$1.06

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

2007 Acquisitions

The following unaudited pro forma financial data gives effect to the acquisitions of Callaway as if it had been completed at the beginning of the period presented. The actual results from the acquisition of Callaway have been included within our consolidated financial results since July 29, 2007. The actual results from the acquisitions of Wellspring and Glass have been included within our consolidated financial results since January 2, 2007; therefore 2007 pro forma financial information is not presented.

Historical Huron and Historical Callaway
2007 Pro forma
Revenues, net of reimbursable expenses	$511,112
Operating income	$61,438
Income from continuing operations before provision for income taxes	$50,882
Net income from continuing operations	$24,960
Earnings per share:
Basic	$1.47
Diluted	$1.39

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

6. Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the years ended December 31, 2009 and 2008.

	Health and Education Consulting	Accounting & Financial Consulting	Legal Consulting	Corporate Consulting	Total
Balance as of December 31, 2007:
Goodwill	$93,561	$50,314	$15,312	$63,866	$223,053
Accumulated impairment losses	—	—	—	—	—

	93,561	50,314	15,312	63,866	223,053

Goodwill recorded in connection with business combinations	193,705	—	—	—	193,705
Additional purchase price subsequently recorded for business combinations (1)	34,486	27	2,144	9,261	45,918
Additional purchase price paid for the settlement of earn-out provisions (2)	20,000	23,000	—	—	43,000

Balance as of December 31, 2008:
Goodwill	$341,752	$73,341	$17,456	$73,127	$505,676
Accumulated impairment losses	—	—	—	—	—

	341,752	73,341	17,456	73,127	505,676

Goodwill recorded in connection with business combinations	—	—	1,472	—	1,472
Additional purchase price subsequently recorded for business combinations (1)	48,655	—	6,856	10,635	66,146
Goodwill reallocation	(8,484)	8,484	—	—	—
Goodwill allocated to disposal of Galt (3)	—	—	—	(3,125)	(3,125)
Impairment charge		(59,000)		(47,000)	(106,000)

Balance as of December 31, 2009:
Goodwill	381,923	81,825	25,784	80,637	570,169
Accumulated impairment losses		(59,000)		(47,000)	(106,000)

	$381,923	$22,825	$25,784	$33,637	$464,169

(1)	Consists of additional purchase price earned by selling shareholders subsequent to the business combination, as certain financial performance targets and conditions were met.
(2)	Consists of additional purchase price paid to the selling shareholders of Wellspring and Callaway in consideration for the settlement of certain earn-out provisions as described in note “5. Business Combinations.”
(3)	In accordance with ASC Topic 350, a portion of the goodwill associated with the Corporate Consulting segment as of December 31, 2009 was allocated to the Galt business based on the relative fair value of the business to be disposed of and the portion of the reporting unit that will be retained. Accordingly, goodwill at the corporate consulting segment was decreased by $3.1 million and included in the loss on disposal of Galt.

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

On July 31, 2009, we announced our intention to restate our financial statements due to the accounting errors discussed under note. “3. Restatement of Previously-Issued Financial Statements.” Immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in our stock price, we determined that an event had occurred that may indicate the carrying value of our goodwill may have been impaired. Accordingly, we engaged in an impairment analysis with respect to the carrying value of our goodwill, as of August 3, 2009, in connection with the preparation of our financial statements for the quarter ended September 30, 2009.

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

The SEC has commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. As often happens in these circumstances, the USAO for the Northern District of Illinois contacted our counsel and made a telephonic request for copies of certain documents that we previously provided to the SEC, which we voluntarily provided to the USAO. In addition, several purported shareholder class action complaints, since consolidated, and derivative lawsuits have been filed in connection with our restatement. See note “19. Commitments, Contingencies and Guarantees” for a discussion of the SEC investigations, the USAO’s request for certain documents and the purported private shareholder class action and derivative lawsuits. As a result of the uncertain nature of these matters and their uncertain effect on our business as well as the related costs and expenses associated with these matters, and based on our then existing backlog, pipeline of new proposal opportunities, and continued uncertain market conditions, we lowered our revenue projections and earnings for the remainder of 2009 and also our longer-term outlook, and increased the discount rates used in the goodwill impairment analysis.

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

Based on the result of the second step of the goodwill impairment analysis, we determined that the carrying values of the goodwill associated with these reporting units exceeded their implied fair values, resulting in a $106.0 million non-cash pretax goodwill impairment charge. This impairment charge was recognized to reduce the carrying value of goodwill in our Accounting and Financial Consulting reporting unit by $59.0 million and our Corporate Consulting reporting unit by $47.0 million. Of the $47.0 million recognized in the Corporate Consulting reporting unit, $39.0 million is reported as discontinued operations in the consolidated statement of operations for the year ended December 31, 2009.

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

In determining the fair value of our reporting units, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. For companies providing services, such as us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is more dependent on their ability to generate earnings than on the value of the assets used in the production process. We did not utilize the guideline transaction method due to a limited number of recent transactions and the multiples derived from recent transactions did not provide meaningful value indications for our reporting units. We also did not use the cost approach because our reporting units were valued on a going concern basis. The income approach and market approach both take into account the future earnings potential of our reporting units.

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each of the reporting units and then discounting these cash flows to present value reflecting the relevant risks associated with the reporting units and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows for each of our reporting units, we relied on internally generated six-year forecasts and a three percent long-term assumed annual revenue growth rate for periods after the six-year forecast. Our forecasts were based on

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

our historical experience, then current backlog, expected market demand, and other industry information at the time the forecasts were prepared. For our Health and Education Consulting and Legal Consulting reporting units, we used a 15% discount rate while for our Accounting and Financial Consulting and Corporate Consulting reporting units, we used a 19% discount rate. We used a lower discount rate for our Health and Education Consulting and Legal Consulting reporting units due to their strength in the marketplace, as well as current and forecasted steady growth. In comparison, we used a higher discount rate for our Accounting and Financial Consulting and Corporate Consulting reporting units because these two reporting units have recently experienced soft demand and are undergoing restructuring activities. Additionally, the Accounting and Financial Consulting reporting unit may be more challenged by our financial restatement due to the type of services that this reporting unit provides.

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

In connection with our previous business acquisitions, additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts are recorded as additional purchase consideration in the period they are earned with a corresponding adjustment to goodwill. During the fourth quarter of 2009, additional purchase consideration payable to the selling shareholders of previous acquisitions was accrued as the achievement of specific performance targets were met as of December 31, 2009. Additional purchase consideration totaling $66.2 million was recorded as additional purchase price and an adjustment to goodwill in 2009.

As of December 31, 2009, we evaluated whether any events had occurred since the August 3, 2009 goodwill impairment test that may have indicated the carrying value of goodwill may have become impaired. As a result of our analysis, we concluded that no additional events had occurred that would have indicated any indications of impairment arose.

Intangible assets as of December 31, 2009 and 2008 consisted of the following:

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$5,400	$5,400	$5,400	$4,550
Customer relationships	21,599	12,128	21,250	8,423
Non-competition agreements	11,336	4,904	11,273	2,898
Tradenames	3,431	2,017	3,400	652
Technology and software	8,383	3,294	8,275	1,243

Total	$50,149	$27,743	$49,598	$17,766

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

Intangible assets amortization expense for the years ended December 31, 2009, 2008 and 2007 was $10.2 million, $14.3 million and $14.3 million, respectively. Estimated intangible assets amortization expense is $7.4 million for 2010, $5.3 million for 2011, $3.6 million for 2012, $1.8 million for 2013 and $1.1 million for 2014. Actual amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

7. Property and Equipment

Depreciation expense for property and equipment was $16.9 million, $15.3 million and $10.9 million for 2009, 2008 and 2007, respectively. Property and equipment at December 31, 2009 and 2008 are detailed below:

	December 31,
	2009	2008
Computers, related equipment and software	$44,641	$37,246
Leasehold improvements	30,336	26,856
Furniture and fixtures	16,794	15,143
Assets under capital lease	1,338	1,417
Assets under construction	122	131

Property and equipment	93,231	80,793
Accumulated depreciation and amortization	(54,084)	(37,277)

Property and equipment, net	$39,147	$43,516

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

The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At December 31, 2009, outstanding letters of credit totaled $4.5 million and are used as security deposits for our office facilities. As of December 31, 2009, the borrowing capacity under

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

the Credit Agreement was $143.5 million. Borrowings outstanding under the credit facility at December 31, 2009 totaled $219.0 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Following entry into the Eighth Amendment to the Credit Agreement, we were in compliance with all of the applicable debt covenants at September 30, 2009. These borrowings carried a weighted-average interest rate of 4.0%, including the effect of the interest rate swap described below in note “12. Derivative Instrument and Hedging Activity.” Borrowings outstanding at December 31, 2008 were $280.0 million and carried a weighted-average interest rate of 3.1%. At both December 31, 2009 and 2008, we were in compliance with our financial debt covenants. In addition, based upon projected operating results, management believes it is probable that we will meet the financial covenants of the Credit Agreement discussed above, as amended, at future covenant measurement dates. Accordingly, pursuant to the provisions of FASB ASC Topic 470, “Debt”, all amounts not due within the next twelve months under the amended loan terms have been classified as long-term liabilities.

See note “3. Restatement of Previously-Issued Financial Statements” for a discussion of certain matters related to the Credit Agreement and our borrowings thereunder in light of the restatement.

9. Capital Structure

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2009 and 2008, no such preferred stock has been approved or issued.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

10. (Loss) Earnings Per Share

Basic (loss) earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock and unvested restricted stock units. Diluted (loss) earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The weighted average common stock equivalents for the year ended December 31, 2009 was approximately 412,000. Due to our loss position for the year ended December 31, 2009, these common stock equivalents were excluded from the calculation of diluted (loss) earnings per share as the shares would have had an anti-dilutive effect. (Loss) earnings per share under the basic and diluted computations are as follows:

	Year ended December 31,
	2009	2008	2007
(Loss) income from continuing operations	$(14,489)	$5,526	$21,291
(Loss) income from discontinued operations, net of tax	(18,384)	4,555	2,989

Net (loss) income	$(32,873)	$10,081	$24,280

Weighted average common shares outstanding – basic	20,114	18,257	16,944
Weighted average common stock equivalents	—	825	1,089

Weighted average common shares outstanding – diluted	20,114	19,082	18,033

Net (loss) earnings per basic share:
(Loss) income from continuing operations	$(0.72)	$0.30	$1.26
(Loss) income from discontinued operations	(0.91)	0.25	0.17

Net (loss) income	$(1.63)	$0.55	$1.43

Net (loss) earnings per diluted share:
(Loss) income from continuing operations	$(0.72)	$0.29	$1.18
(Loss) income from discontinued operations	(0.91)	0.24	0.17

Net (loss) income	$(1.63)	$0.53	$1.35

There were approximately 1,205,400, 452,800 and 1,600 anti-dilutive securities for the years ended December 31, 2009, 2008 and 2007 respectively.

11. Restructuring Charges

During 2009, we incurred a $3.1 million pre-tax restructuring charge, consisting primarily of severance payments related to workforce reductions to balance our employee base with current revenue expectations, market demand, and areas of focus. As of December 31, 2009, the restructuring reserve balance was $0.4 million, the majority of which will be paid during the first quarter of 2010.

During 2008, we incurred a $2.3 million pre-tax restructuring charge, consisting primarily of severance payments related to workforce reductions to balance our employee base with current revenue expectations, market demand, and areas of focus. These reductions in workforce included the elimination of the operational consulting group within the Corporate Consulting segment and a reduction in the number of consultants in various other practice groups.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

12. Derivative Instrument and Hedging Activity

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

FASB ASC Topic 815, “Derivatives and Hedging”, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.

The table below sets forth additional information relating to this interest rate swap designated as a hedging instrument as of December 31, 2009 and for the year ended December 31, 2009.

	Fair Value (Derivative Liability)	Amount of Loss, Net of Tax, Recognized in OCI
Balance Sheet Location		Year ended December 31, 2009
Deferred compensation and other liabilities	$664	$(394)

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2009.

13. Fair Value of Financial Instruments and Goodwill

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

Level 1 Inputs	Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs	Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs	Unobservable inputs for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.

The table below sets forth our fair value hierarchy for our derivative liability and goodwill measured at fair value as of December 31, 2009.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset:
Goodwill	$—	$—	$464,169	$464,169
Liability:
Interest rate swap	$—	$664	$—	$664

In accordance with ASC Topic 350, goodwill with a carrying amount of $570.2 million was written down to its implied fair value of $464.2 million in 2009, resulting in accumulated impairment losses of $106.0 million. See note “6. Goodwill and Intangible Assets” for a discussion of the impairment charge.

The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

14. Comprehensive Income (Loss)

The tables below set forth the components of comprehensive income (loss) for the year ended December 31, 2009, 2008 and 2007.

	Year ended December 31, 2009			Year ended December 31, 2008			Year ended December 31, 2007
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Net income (loss)			$(32,873)			$10,081			$24,280
Other comprehensive income (loss):
Foreign currency translation adjustment	$(619)	$169	$(450)	$(5)	$—	$(5)	$56	$—	$56
Unrealized loss on cash flow hedging instrument	(663)	269	(394)

Other comprehensive income (loss):	$(1,282)	$438	$(844)	$(5)	$—	$(5)	$56	$—	$56

Total comprehensive income (loss):			$(33,717)			$10,076			$24,336

15. Other Gains

During the year ended December 31, 2009, we recognized gains totaling $4.8 million relating to the release of certain of our employees from their non-solicitation agreements with the Company and the settlement of certain contractual obligations.

16. Employee Benefit and Deferred Compensation Plans

We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pre-tax contributions. We match an amount equal to the employees’ contributions up to 6% of the employees’ salaries. Our matching contributions for the years ended December 31, 2009, 2008, and 2007 were $12.4 million, $10.4 million, and $8.1 million, respectively.

We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2009 and 2008 was $4.0 million and $3.9 million, respectively.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

17. Equity Incentive Plans

In connection with our initial public offering, we adopted the 2004 Omnibus Stock Plan (the “Omnibus Plan”), which replaced our then-existing equity plans for grants of share-based awards. The Omnibus Plan permits the grant of stock options, restricted stock, and other share-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. Under the Omnibus Plan, as originally adopted, a total of 2,141,000 shares of common stock were reserved for issuance to eligible employees, executive officers, independent contractors and outside directors. The Plan was amended effective as of May 2, 2006 to increase the number of shares of common stock available for issuance by 2,100,000. As of December 31, 2009, 870,073 shares remain available for future issuance.

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

No options were granted during the years ended December 31, 2009, 2008 or 2007. Stock option activity for the year ended December 31, 2009 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	298	$3.68
Granted	—
Exercised	(96)	$1.69
Forfeited or expired	(2)	$1.50

Outstanding at December 31, 2009	200	$4.59	3.8	$3.7

Exercisable at December 31, 2009	200	$4.59	3.8	$3.7

The aggregate intrinsic value of options exercised during 2009, 2008 and 2007 was $3.5 million, $13.7 million and $14.8 million, respectively.

The grant date fair values of our restricted stock awards are measured pursuant to FASB ASC Topic 718. Restricted stock activity for the year ended December 31, 2009 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Restricted stock at January 1, 2009	1,562	$49.64
Granted	1,141	$39.70
Vested	(580)	$43.49
Forfeited	(667)	$51.61

Restricted stock at December 31, 2009	1,456	$43.34

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The aggregate fair value of restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $26.3 million, $35.3 million and $33.4 million, respectively.

Total share-based compensation cost recognized for the years ended December 31, 2009, 2008 and 2007 was $19.5 million, $26.5 million and $19.7 million, respectively, with related income tax benefits of $8.0 million, $10.9 million and $8.1 million, respectively. As of December 31, 2009, there was $48.3 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.

18. Income Taxes

The income tax expense for continuing operations for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$13,765	$12,140	$8,953
State	2,848	2,654	3,301
Foreign	81	(336)	195

Total current	16, 694	14,458	12,449

Deferred:
Federal	(12,516)	10,327	12,415
State	(2,565)	2,965	3,575
Foreign	(84)	—	—

Total deferred	(15,165)	13,292	15,990

Income tax expense for continuing operations	$1,529	$27,750	$28,439

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows.

	Year ended December 31,
	2009	2008	2007
Percent of pretax (loss) income from continuing operations:
At U.S. statutory tax rate	(35.0)%	35.0%	35.0%
Non-cash compensation (1)	20.2	27.9	10.6
State income taxes	4.9	9.9	8.5
Meals and entertainment	9.6	3.9	2.5
Valuation allowance	(2.1)	0.8	—
Realized investment (gains) losses	(2.8)	1.8	—
Disallowed executive compensation	0.9	1.8	0.4
Foreign source income	6.4	(0.5)	(0.2)
Goodwill	8.7	—	—
Other non-deductible items	1.0	2.8	0.4

Effective income tax expense rate for continuing operations	11.8%	83.4%	57.2%

(1)	Consists of non-cash compensation expense representing Shareholder Payments and Employee Payments as described in note “3. Restatement of Previously-Issued Financial Statements.”

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The effective tax rate for discontinued operations in 2009 was 45% based on a tax benefit of $15.2 million. This benefit in 2009 was primarily attributable to losses from discontinued operations, certain foreign investment losses and the release of valuation allowances for foreign operations recorded in prior years. The effective tax rates for discontinued operations in 2008 and 2007 were 60% and 63%, respectively. The higher effective tax rates for discontinued operations in 2008 and 2007 were primarily attributable to higher non-deductible non-cash compensation expense and valuation allowances.

Deferred tax assets for continuing operations at December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008
Deferred tax assets:
Goodwill	$25,507	$—
Share-based compensation	7,339	9,246
Accrued payroll and other liabilities	7,849	8,441
Deferred lease incentives	4,172	4,333
Revenue recognition	4,450	4,212
Net operating loss and foreign tax credit carryforwards	1,311	270
Other	1,245	—

Total deferred tax assets	51,873	26,502
Less valuation allowance	—	(270)

Net deferred tax assets	51,873	26,232

Deferred tax liabilities:
Prepaid expenses	(2,443)	(3,851)
Property and equipment	(2,439)	(2,619)
Amortization of intangibles	(9,355)	(1,924)
Other	—	(79)

Total deferred tax liabilities	(14,237)	(8,473)

Net deferred tax asset from continuing operations	$37,636	$17,759

As of December 31, 2009 and 2008, we had a valuation allowance of zero and $0.3 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign tax credits. The Company has domestic foreign tax credits of $0.9 million which will expire in 2018. In addition, the Company has net foreign operating losses of $2.3 million which carry forward indefinitely.

In July 2006, the FASB issued guidance regarding accounting for uncertainty in income taxes (formerly Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), which became effective for us on January 1, 2007. The guidance, located within FASB ASC Topic 740, “Income Taxes”, addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$68
Additions based on tax positions related to the current year	81
Additions for tax positions of prior years	37
Additions related to acquired companies	525

Balance at December 31, 2007	$711
Additions based on tax positions related to the current year	328
Additions for tax positions of prior years	129

Balance at December 31, 2008	$1,168
Additions based on tax positions related to the current year	623
Decrease based on settlements with taxing authorities	(177)

Balance at December 31, 2009	$1,614

Of the $1.6 million of unrecognized tax benefits at December 31, 2009, $1.1 million would affect the effective tax rate if recognized. We do not expect that changes in the liability for unrecognized tax benefits during the next 12 months will have a significant impact on our financial position or results of operations.

As of December 31, 2009, $0.2 million was recorded for the potential payment of penalties and an immaterial amount was recorded for the potential payment of interest. As of December 31, 2008, an immaterial amount was accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of operations.

We file income tax returns with federal, state, local and foreign jurisdictions. The 2007 Federal tax return was examined and closed in 2009 and no material adjustments were identified toward any of our tax positions. Our 2005 Federal tax return was examined and closed in 2008 and no adjustments were identified. Our 2006 and 2008 Federal tax returns are subject to future examination. The Company is currently under audit by the State of New York for 2006 and 2007 tax returns. For all other states, 2004 through 2008 are subject to future examinations. All of our foreign income tax filings are subject to future examinations.

19. Commitments, Contingencies and Guarantees

Lease Commitments

We lease office space and certain equipment and software under noncancelable operating and capital lease arrangements expiring on various dates through 2018, with various renewal options. Our principal executive offices located in Chicago, Illinois are under leases expiring through September 2014. We have two five-year renewal options that will allow us to continue to occupy the majority of this office space until September 2024. We also have a core office located in New York City, New York under a lease that expires in July 2016, with one five-year renewal option. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount. Rental expense, including operating costs and

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

taxes, for the years ended December 31, 2009, 2008 and 2007 was $17.4 million, $15.8 million and $12.2 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2009, are as follows:

	Capital Lease Obligations	Operating Lease Obligations	Sublease Income
2010	$289	$18,377	$(1,047)
2011	68	15,229	—
2012	4	13,855	—
2013	—	11,632	—
2014	—	9,366	—
Thereafter	—	11,685	—

Total	$361	$80,144	$(1,047)

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

The SEC has commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. We also conducted a separate inquiry, in response to the initial inquiry from the SEC, into the allocation of time within a certain practice group. This matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigations with respect to the restatement and the allocation of time within a certain practice group are ongoing. We are cooperating fully with the SEC in its investigations. As often happens in these circumstances, the USAO for the Northern District of Illinois has

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO.

In addition, the following purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009, (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009 and (7) a complaint in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 3, 2009. On October 6, 2009, Plaintiff Thomas Fisher voluntarily dismissed his complaint. On November 16, 2009, the remaining suits were consolidated and the Public School Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Public Employees Retirement System, the City of Boston Retirement Board, the Cambridge Retirement System and the Bristol County Retirement System were appointed Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 29, 2010. The consolidated complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against Huron Consulting Group, Inc., Gary Holdren and Gary Burge and claims under Section 20(a) of the Exchange Act against Gary Holdren, Gary Burge and Wayne Lipski. The consolidated complaint contends that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. Lead Plaintiffs request that the action be declared a class action, and seek unspecified damages, equitable and injunctive relief, and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. We intend to defend the action vigorously.

The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement, since consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009 (the “Peters suit”) and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009 (the “Hacias suit”). The consolidated cases are captioned “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation”. A consolidated complaint is forthcoming. The Peters suit was filed in the Circuit Court of Cook County, Illinois, Law Division, and alleges claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The Peters suit also alleges claims for professional negligence against PricewaterhouseCoopers LLP, the Company’s independent auditors. The Hacias suit was filed in the Circuit Court of Cook County, Illinois, Chancery Division, and alleges claims for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, contribution and indemnification and insider trading. Both plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The Company also has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement, since consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). Oakland County Employees’ Retirement System, Philip R. Wilmore and Lawrence J. Goelz have been named Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 15, 2010. The consolidated complaint asserts claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Lead Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. On December 21, 2009, Huron filed a motion to stay the Federal derivative suits. Plaintiffs filed their opposition to the motion to stay on January 29, 2010. The Company filed its reply in further support of the motion to stay on February 16, 2010.

Given the uncertain nature of the SEC investigations with respect to the restatement and the allocation of time within a certain practice group, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”), and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the restatement matters. Any such liability could be material.

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a First Amended qui tam complaint against Huron Consulting Group, Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). The relator’s amended complaint alleges that Huron and others caused St. Vincent Catholic Medical Center to receive more than $50 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and also sues to recover an unspecified amount of civil penalties. On January 6, 2010, the United States declined to intervene in the lawsuit. (The New York state government has not participated.) On February 2, 2010, Huron filed a motion to dismiss the relator’s federal and state claims. Huron believes the lawsuit lacks merit and intends to contest the lawsuit vigorously in the event its motion to dismiss is not granted.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this annual report on Form 10-K, we are not a party to or threatened with any other

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

Guarantees

Guarantees in the form of letters of credit totaling $4.5 million and $5.7 million were outstanding at December 31, 2009 and 2008, respectively, to support certain office lease obligations.

In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. Additional purchase consideration earned by certain sellers totaled $66.2 million, $45.4 million and $32.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. There is no limitation to the maximum amount of additional purchase consideration and future amounts are not determinable at this time, but the aggregate amount that potentially may be paid could be significant.

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

20. Segment Information

Segments are defined by FASB ASC Topic 280 “Segment Reporting” as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under four operating segments: Health and Education Consulting, Accounting and Financial Consulting, Legal Consulting, and Corporate Consulting.

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

•

Accounting and Financial Consulting. This segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes, international arbitration and litigation, as well as valuation analysis related to business acquisitions. In addition, the Accounting and Financial Consulting segment also provides experienced project leadership and consultants with a variety of financial and accounting credentials and prior corporate experience on an as-needed basis to assist clients with finance and accounting projects. This segment is comprised of certified public accountants, economists,

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

certified fraud examiners, chartered financial analysts and valuation experts who serve attorneys and corporations as expert witnesses and consultants in connection with business disputes, as well as in regulatory or internal investigations.

•

Legal Consulting. This segment provides guidance and business services to address the challenges that confront today’s legal organizations. These services add value to corporate law departments, law firms, and government agencies by helping to reduce legal spending, enhance client service delivery, and increase operational effectiveness. This segment provides measurable results in the areas of digital evidence and discovery services, document review, law firm management services, records management, and strategic and operational improvements. Included in this segment’s offerings is V3locity®, a per gigabyte fixed price e-discovery service providing data and document processing, hosting, review and production.

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

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include costs for corporate office support, certain office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and company-wide business development functions, restatement-related expenses, goodwill impairment as well as costs related to overall corporate management.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The table below sets forth information about our operating segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area as revenues, as well as information relating to long-lived assets, attributable to international operations are immaterial.

	Year ended December 31,
	2009	2008	2007
Health and Education Consulting:
Revenues	$373,881	$269,370	$177,722
Operating income	$141,295	$90,886	$51,685
Segment operating income as a percent of segment revenues	37.8%	33.7%	29.1%
Accounting and Financial Consulting:
Revenues	$99,352	$137,732	$159,222
Operating income	$16,285	$22,512	$60,329
Segment operating income as a percent of segment revenues	16.4%	16.3%	37.9%
Legal Consulting:
Revenues	$114,824	$121,413	$89,849
Operating income	$22,035	$37,780	$28,293
Segment operating income as a percent of segment revenues	19.2%	31.1%	31.5%
Corporate Consulting:
Revenues	$40,643	$45,260	$48,977
Operating income	$11,667	$6,044	$7,956
Segment operating income as a percent of segment revenues	28.7%	13.4%	16.2%
Total Company:
Revenues	$628,700	$573,775	$475,770
Reimbursable expenses	50,840	52,303	39,382

Total revenues and reimbursable expenses	$679,540	$626,078	$515,152

Statement of operations reconciliation:
Segment operating income	$191,282	$157,222	$148,263
Charges not allocated at the segment level:
Other selling, general and administrative expenses	104,643	84,461	73,098
Depreciation and amortization	22,192	22,922	17,191
Impairment charge on goodwill	67,034	—	—
Other expense	10,373	16,563	8,244

(Loss) income from continuing operations before provision for income taxes	$(12,960)	$33,276	$49,730

	December 31, 2009	December 31, 2008
Segment assets:
Health and Education Consulting	$68,445	$49,135
Accounting and Financial Consulting	20,847	24,885
Legal Consulting	30,052	38,124
Corporate Consulting	8,795	10,359
Unallocated assets (1)	621,766	643,396
Discontinued Operations	4,310	13,698

Total assets	$754,215	$779,597

(1)	Goodwill and intangible assets are included in unallocated assets, as in assessing segment performance or in allocating resources, management does not evaluate these items at the segment level.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

For the years ended December 31, 2009, 2008 and 2007, substantially all of our revenues and long-lived assets were attributed to or located in the United States.

No single client generated greater than 10% of our consolidated revenues during the years ended December 31, 2009 and 2008. At both December 31, 2009 and 2008, no single client’s total receivables and unbilled services balance represented greater than 10% of our total receivables and unbilled services balance.

During the year ended December 31, 2007, one client generated $48.9 million, or 10.3%, of our consolidated revenues from continuing operations. Of the $48.9 million, $40.3 million was generated by the Accounting and Financial Consulting segment and $8.6 million was generated by the Legal Consulting segment.

21. Valuation and Qualifying Accounts

The following table summarizes the activity of the allowances for doubtful accounts and unbilled services and the valuation allowance for deferred tax assets:

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2007:
Allowances for doubtful accounts and unbilled services	$4,513	29,281	21,071	$12,723
Valuation allowance for deferred tax assets	$—	—	—	$—
Year ended December 31, 2008:
Allowances for doubtful accounts and unbilled services	$12,723	36,313	30,854	$18,182
Valuation allowance for deferred tax assets	$—	270	—	$270
Year ended December 31, 2009:
Allowances for doubtful accounts and unbilled services	$18,182	42,234	40,225	$20,191
Valuation allowance for deferred tax assets	$270	—	270	$—

(1)	Additions to allowances for doubtful accounts and unbilled services are charged to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is charged to operating expenses. Additions also include allowances acquired in business acquisitions.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

22. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2009	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$151,130	$154,446	$166,011	$157,113
Reimbursable expenses	13,412	12,111	13,838	11,479
Total revenues and reimbursable expenses	162,542	166,557	179,849	168,592
Gross profit	53,164	54,309	60,505	60,150
Operating income (loss)	14,299	17,916	(55,875)	21,073
Net income (loss) from continuing operations	5,614	7,845	(40,318)	12,370
Income (loss) from discontinued operations	1,462	1,801	(23,676)	2,029
Net income (loss)	7,076	9,646	(63,994)	14,399
Basic earnings per share:
Income (loss) from continuing operations	$0.29	$0.40	$(1.99)	$0.61
Income (loss) from discontinued operations	0.07	0.09	(1.17)	0.10
Net income (loss)	0.36	0.49	(3.16)	0.71
Diluted earnings per share:
Income (loss) from continuing operations	$0.28	$0.38	$(1.99)	$0.61
Income (loss) from discontinued operations	0.07	0.09	(1.17)	0.10
Net income (loss)	0.35	0.47	(3.16)	0.71
Weighted average shares used in calculating earnings per share:
Basic	19,528	19,752	20,239	20,271
Diluted	20,252	20,405	20,239	20,419

	Quarter Ended
2008	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$129,740	$134,530	$157,747	$151,758
Reimbursable expenses	10,663	11,600	15,456	14,584
Total revenues and reimbursable expenses	140,403	146,130	173,203	166,342
Gross profit	47,161	41,506	54,687	57,844
Operating income	13,152	5,893	12,858	17,936
Net income from continuing operations	2,079	893	867	1,687
Income from discontinued operations	970	242	1,571	1,772
Net income	3,049	1,135	2,438	3,459
Basic earnings per share:
Income from continuing operations	$0.12	$0.05	$0.05	$0.09
Income from discontinued operations	0.06	0.01	0.08	0.09
Net income	0.18	0.06	0.13	0.18
Diluted earnings per share:
Income from continuing operations	$0.12	$0.05	$0.04	$0.08
Income from discontinued operations	0.05	0.01	0.08	0.09
Net income	0.17	0.06	0.12	0.17
Weighted average shares used in calculating earnings per share:
Basic	17,372	17,558	18,901	19,180
Diluted	18,215	18,178	19,845	20,074