Form 10-Q
period 2010-03-31
Huron Consulting Group Inc.
filed 2010-04-29
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 16, 2010, 22,016,990 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$893	$5,715
Receivables from clients, net	73,520	90,543
Unbilled services, net	48,919	37,558
Income tax receivable	25,555	18,911
Deferred income taxes	8,032	16,338
Prepaid expenses and other current assets	14,981	19,437
Current assets of discontinued operations	4,514	4,281

Total current assets	176,414	192,783
Property and equipment, net	36,009	39,147
Deferred income taxes	19,552	21,298
Other non-current assets	17,088	14,383
Intangible assets, net	20,488	22,406
Goodwill	464,270	464,169
Non-current assets of discontinued operations	—	29

Total assets	$733,821	$754,215

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,962	$7,150
Accrued expenses	30,900	29,201
Accrued payroll and related benefits	23,138	71,473
Accrued consideration for business acquisitions	—	63,188
Income tax payable	601	874
Deferred revenues	14,733	13,764
Current portion of capital lease obligations	202	278
Current liabilities of discontinued operations	2,568	7,065

Total current liabilities	86,104	192,993
Non-current liabilities:
Deferred compensation and other liabilities	6,938	6,131
Capital lease obligations, net of current portion	5	5
Bank borrowings	301,000	219,000
Deferred lease incentives	8,442	8,681
Non-current liabilities of discontinued operations	427	416

Total non-current liabilities	316,812	234,233

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 23,100,312 and 22,624,515 shares issued at March 31, 2010 and December 31, 2009, respectively	217	213
Treasury stock, at cost, 1,073,390 and 995,409 shares at March 31, 2010 and December 31, 2009, respectively	(54,459)	(51,561)
Additional paid-in capital	340,618	335,272
Retained earnings	46,372	43,858
Accumulated other comprehensive loss	(1,843)	(793)

Total stockholders’ equity	330,905	326,989

Total liabilities and stockholders’ equity	$733,821	$754,215

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Revenues and reimbursable expenses:
Revenues	$138,893	$151,130
Reimbursable expenses	12,673	13,412

Total revenues and reimbursable expenses	151,566	164,542
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	94,608	96,254
Intangible assets amortization	886	1,686
Reimbursable expenses	12,724	13,438

Total direct costs and reimbursable expenses	108,218	111,378

Operating expenses:
Selling, general and administrative	30,115	33,293
Restatement related expenses	759	—
Depreciation and amortization	4,644	5,572

Total operating expenses	35,518	38,865

Operating income	7,830	14,299
Other income (expense):
Interest expense, net of interest income	(2,955)	(2,734)
Other income (expense)	246	(473)

Total other expense	(2,709)	(3,207)

Income from continuing operations before income tax expense	5,121	11,092
Income tax expense	2,205	5,478

Net income from continuing operations	2,916	5,614
(Loss) income from discontinued operations, net of tax	(402)	1,462

Net income	$2,514	$7,076

Net earnings (loss) per basic share:
Income from continuing operations	$0.14	$0.29
(Loss) income from discontinued operations, net of tax	$(0.02)	$0.07

Net income	$0.12	$0.36

Net earnings (loss) per diluted share:
Income from continuing operations	$0.14	$0.28
(Loss) income from discontinued operations, net of tax	$(0.02)	$0.07

Net income	$0.12	$0.35

Weighted average shares used in calculating earnings (loss) per share:
Basic	20,296	19,528
Diluted	20,496	20,252
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
						Other
						Compre-
				Additional		hensive
	Common Stock		Treasury	Paid-In	Retained	Income	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2009	21,330,311	$213	$(51,561)	$335,272	$43,858	$(793)	$326,989

Comprehensive income:

Net income	—	—	—	—	2,514	—	2,514

Foreign currency translation adjustment, net of tax	—	—	—	—	—	(683)	(683)

Unrealized loss on cash flow hedging instrument, net of tax	—	—	—	—	—	(367)	(367)

Total comprehensive income							1,464

Issuance of common stock in connection with:

Restricted stock awards, net of cancellations	302,966	3	(1,787)	1,784	—	—	—

Exercise of stock options	29,566	1	—	16	—	—	17

Share-based compensation	—	—	—	5,811	—	—	5,811

Shares redeemed for employee tax withholdings	—	—	(1,111)	—	—	—	(1,111)

Income tax benefit on share- based compensation	—	—	—	(2,265)	—	—	(2,265)

Balance at March 31, 2010	21,662,843	$217	$(54,459)	$340,618	$46,372	$(1,843)	$330,905

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,514	$7,076
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,597	7,445
Share-based compensation	5,965	6,638
Non-cash compensation	—	3,762
Allowances for doubtful accounts and unbilled services	(1,078)	(1,261)
Deferred income taxes	10,382	2,931
Changes in operating assets and liabilities, net of businesses acquired:
Decrease in receivables from clients	15,342	630
Increase in unbilled services	(8,703)	(4,564)
Increase in current income tax receivable / payable, net	(7,014)	(49)
Increase in other assets	(2,445)	(503)
Increase in accounts payable and accrued liabilities	9,213	532
Decrease in accrued payroll and related benefits	(52,784)	(18,838)
Increase (decrease) in deferred revenues	966	(1,747)

Net cash (used in) provided by operating activities	(22,045)	2,052

Cash flows from investing activities:
Purchases of property and equipment, net	(566)	(3,598)
Net investment in life insurance policies	(171)	(154)
Purchases of businesses	(63,277)	(46,203)
Sale of business	3,692	—

Net cash used in investing activities	(60,322)	(49,955)

Cash flows from financing activities:
Proceeds from exercise of stock options	17	43
Shares redeemed for employee tax withholdings	(1,111)	(1,548)
Tax (expense) benefit from share-based compensation	(2,265)	3,963
Proceeds from borrowings under credit facility	162,000	100,500
Repayments on credit facility	(80,000)	(59,000)
Payments of capital lease obligations	(76)	(98)

Net cash provided by financing activities	78,565	43,860

Effect of exchange rate changes on cash	(789)	(497)

Net decrease in cash and cash equivalents	(4,591)	(4,540)
Cash and cash equivalents at beginning of the period	6,459	14,106

Cash and cash equivalents at end of the period(1)	$1,868	$9,566

(1)	Cash and cash equivalents presented herein includes $975 thousand and $919 thousand of cash and cash equivalents classified as discontinued operations as of March 31, 2010 and 2009, respectively.
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the results of operations and cash flows for the three months ended March 31, 2010 and 2009. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009.
Certain amounts reported in the previous year have been reclassified to conform to the 2010 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
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
The restatement related to the accounting for certain acquisition-related payments received by the selling shareholders of four acquired businesses (the “Acquired Businesses”). Pursuant to the purchase agreements for each of these acquisitions, payments were made by us to the selling shareholders (1) upon closing of the transaction, (2) in some cases, upon the Acquired Businesses achieving specific financial performance targets over a number of years (“earn-outs”), and (3) in one case, upon the buy-out of an obligation to make earn-out payments. These payments are collectively referred to as “acquisition-related payments.” Certain acquisition-related payments were subsequently redistributed by such selling shareholders among themselves in amounts that were not consistent with their ownership interests on the date we acquired the businesses (the “Shareholder Payments”) and to other select client-serving and administrative Company employees (the “Employee Payments”) based, in part, on continuing employment with the Company or the achievement of personal performance measures. The restatement was necessary because we failed to account for the Shareholder Payments and the Employee Payments in accordance with GAAP. The Shareholder Payments and the Employee Payments were required to be reflected as non-cash compensation expense of Huron, and the selling shareholders were deemed to have made a capital contribution to Huron. The payments were made directly by the selling shareholders from the acquisition proceeds they received from us and, accordingly, the correction of these errors had no effect on our net cash flows. The acquisition-related payments made by us to the selling shareholders represented purchase consideration. As such, these payments, to the extent that they exceeded the net of the fair value assigned to assets acquired and liabilities assumed, were properly recorded as goodwill, in accordance with GAAP.
Effective August 1, 2009, the Company amended its agreements with the selling shareholders of the two Acquired Businesses for which the Company had ongoing obligations to make future earn-out payments. The amendments provided that future earn-outs would be distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date we acquired the related Acquired Business with no required continuing employment and that no further Shareholder Payments or Employee Payments would be made. Accordingly, all earn-out payments related to such Acquired Businesses made on or after August 1, 2009, have been, and will continue to be, accounted for as additional purchase consideration and not also as non-cash compensation expense. Additional earn-out payment obligations, payable through December 31, 2011, currently remain with respect to only one Acquired Business.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
As a result of the correction of the accounting errors, which were not tax deductible, our interim quarterly provision for income taxes decreased in certain periods and increased in others, with a corresponding change in income tax receivable or payable. There was no change to our provision for income taxes or our tax accounts on an annual basis.
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
In addition, several purported shareholder class action complaints, since consolidated, and derivative lawsuits have been filed in connection with the restatement. See note “12. Commitments, Contingencies and Guarantees” for a discussion of the SEC investigations, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits.
The table below summarizes the impact of the Shareholder Payments and Employee Payments on our consolidated statements of operations for the three months ended March 31, 2009 (in thousands, except earnings per share).

Three months
ended
March 31, 2009

Shareholder Payments	$3,684
Employee Payments	78

Total Non-cash Compensation Expense	$3,762

Impact on Consolidated Statement Of Operations:
Increase in Direct Costs	$3,446
(Decrease) in Provision for Income Taxes	(339)

Decrease in Income from continuing operations	$(3,107)
Decrease in Income from discontinued operations	(68)

Decrease in Net income	$(3,175)

Decrease in Basic Earnings Per Share from continuing operations	$(0.16)
Decrease in Diluted Earnings Per Share from continuing operations	$(0.15)

Decrease in Basic Earnings Per Share from discontinued operations	$(0.00)
Decrease in Diluted Earnings Per Share from discontinued operations	$(0.00)

Decrease in Basic Earnings Per Share	$(0.16)
Decrease in Diluted Earnings Per Share	$(0.15)
For the three months ended March 31, 2010, expenses incurred in connection with the restatement totaled $0.8 million, net of estimated insurance recoveries, and are primarily comprised of legal fees.

4. New Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update Number 2010-09 to communicate a change made to FASB ASC Topic 855, “Subsequent Events.” FASB ASC Topic 855 was issued in May 2009, and became effective upon issuance, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The February 2010 update eliminated the requirement for an SEC filer, among others, as defined within Topic 855, to disclose the date through which subsequent events have been evaluated, along with the requirement to disclose whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement amends FASB Interpretation No. 46(R) to require an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. We adopted this pronouncement effective January 1, 2010. The adoption of this pronouncement did not have any impact on our financial statements.
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
5. Discontinued Operations
In December 2009, our Board of Directors approved a plan to divest two businesses within the Financial Consulting operating segment. As part of the strategy to focus on our core businesses, we committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan (“Japan”). We have executed a non-binding term sheet with a prospective buyer and currently expect to complete the sale of the Japan operations in the second quarter of 2010. Additionally, on December 31, 2009 we completed the sale of the strategy business MS Galt & Company LLC (“Galt”), which was acquired in April 2006, back to its three principals and recorded a related loss on disposal of $0.4 million. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform with this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison. The Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009 aggregates amounts associated with the discontinued operations as described above. Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three months ended March 31,
	2010	2009
Revenues	$2,162	$11,879

Income (loss) from discontinued operations before provision for income taxes (1)	$(890)	$3,784

Net income (loss) from discontinued operations	$(402)	$1,462

(1)	Includes non-cash compensation expense of $0.3 million for the three months ended March 31, 2009.

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet as of March 31, 2010 and December 31, 2009 are presented in the following table (amounts in thousands). Amounts are primarily related to Japan, except where noted below.

	March 31, 2010	December 31, 2009
Assets
Cash	$975	$744
Receivables from clients, net	797	713
Other current assets	2,742	2,824

Total current assets	4,514	4,281
Other non-current assets	—	29

Total assets	$4,514	$4,310

Liabilities
Accounts payable	$65	$54
Accrued payroll and related benefits (1)	1,132	5,513
Income tax payable (2)	691	792
Accrued expenses and other liabilities	680	706

Total current liabilities	2,568	7,065
Other non-current liabilities	427	416

Total liabilities	$2,995	$7,481

(1)	Includes $0.1 million and $4.6 million of accrued payroll and payroll related liabilities related to Galt as of March 31, 2010 and December 31, 2009, respectively.

(2)	Includes $0.7 million of income taxes payable related to Galt as of both March 31, 2010 and December 31, 2009.
6. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2010.

	Health and
	Education	Legal	Financial
	Consulting	Consulting	Consulting	Total
Balance as of December 31, 2009:
Goodwill	$381,923	$25,784	$162,462	$570,169
Accumulated impairment losses	—	—	(106,000)	(106,000)

	381,923	25,784	56,462	464,169

Additional purchase price subsequently recorded for business combinations (1)	86	(75)	90	101

Balance as of March 31, 2010:
Goodwill	382,009	25,709	162,552	570,270
Accumulated impairment losses	—	—	(106,000)	(106,000)

	$382,009	$25,709	$56,552	$464,270

(1)	Consists primarily of additional purchase price earned by selling shareholders subsequent to the business combination, as certain financial performance targets and conditions were met.

Intangible assets as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$14,176	$5,252	$14,199	$4,728
Non-competition agreements	11,271	5,342	11,271	4,839
Tradenames	3,431	2,365	3,431	2,017
Technology and software	8,383	3,814	8,383	3,294

Total	$37,261	$16,773	$37,284	$14,878

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. The majority of the customer relationships are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the relationships. Non-competition agreements, tradenames, and technology and software are amortized on a straight-line basis.
Intangible assets amortization expense was $1.9 million and $3.0 million for the three months ended March 31, 2010 and 2009, respectively. Estimated intangible assets amortization expense is $7.4 million for 2010, $5.3 million for 2011, $3.6 million for 2012, $1.8 million for 2013, $1.1 million for 2014, and $0.6 million for 2015. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.
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

	Three Months Ended
	March 31, 2010	March 31, 2009
Income from continuing operations	$2,916	$5,614
(Loss) income from discontinued operations, net of tax	(402)	1,462

Net income	$2,514	$7,076

Weighted average common shares outstanding — basic	20,296	19,528
Weighted average common stock equivalents	200	724

Weighted average common shares outstanding — diluted	20,496	20,252

Net earnings (loss) per basic share:
Income from continuing operations	$0.14	$0.29
(Loss) income from discontinued operations	(0.02)	0.07

Net income	$0.12	$0.36

Net earnings (loss) per diluted share:
Income from continuing operations	$0.14	$0.28
(Loss) income from discontinued operations	(0.02)	0.07

Net income	$0.12	$0.35

     There were approximately 666,700 and 708,200 anti-dilutive securities for the three months ended March 31, 2010 and 2009, respectively.

8. Borrowings
The Revolving Credit and Term Loan Credit Agreement, as amended (the “Credit Agreement”) consists of a $180.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”). Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the Credit Agreement. Interest is based on a spread over the London Interbank Offered Rate (“LIBOR”) or a spread over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us.
The obligations under the Credit Agreement are secured pursuant to a Security Agreement with Bank of America as Administrative Agent. The Security Agreement grants Bank of America, for the ratable benefit of the lenders under the Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary grantors. The Revolver and Term Loan are also secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.
Interest on the Revolver and Term Loan are based on a spread, ranging from 2.25% to 3.25% over LIBOR or a spread, ranging from 1.25% to 2.25% over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us. The letters of credit fee ranges from 2.25% to 3.25%, while the non-use fee is a flat 0.5%. The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that began on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the Credit Agreement on February 23, 2012. The Credit Agreement includes quarterly financial covenants that require us to maintain certain fixed coverage and total debt to EBITDA ratios as well as minimum net worth. Under the Credit Agreement, dividends are restricted to an amount up to 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions will need to be approved by the lenders.
The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At March 31, 2010, outstanding letters of credit totaled $4.6 million and are used as security deposits for our office facilities. As of March 31, 2010, the borrowing capacity under the Credit Agreement was $55.9 million. Borrowings outstanding under the credit facility at March 31, 2010 totaled $301.0 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted-average interest rate of 3.6%, including the effect of the interest rate swap described below in note “9. Derivative Instrument and Hedging Activity”. Borrowings outstanding at December 31, 2009 were $219.0 million and carried a weighted-average interest rate of 4.0%. At both March 31, 2010 and December 31, 2009, we were in compliance with our financial debt covenants. In addition, based upon projected operating results, management believes it is probable that we will meet the financial covenants of the Credit Agreement discussed above at future covenant measurement dates. Accordingly, pursuant to the provisions of FASB ASC Topic 470, “Debt”, all amounts not due within the next twelve months under the amended loan terms have been classified as long-term liabilities.
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

The table below sets forth additional information relating to this interest rate swap designated as a hedging instrument as of March 31, 2010 and for the three months ended March 31, 2010 and 2009.

		Amount of Loss, Net of Tax,
		Recognized in OCI
	Fair Value	Three Months Ended
Balance Sheet Location	(Derivative Liability)	March 31, 2010	March 31, 2009
Deferred compensation and other liabilities	$1,275	$(367)	$(515)
We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2010.
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

Level 1 Inputs	Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs	Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs	Unobservable inputs for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.
The table below sets forth our fair value hierarchy for our derivative liability measured at fair value as of March 31, 2010.

Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liability:
Interest rate swap	$—	$1,275	$—	$1,275
The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.

11. Comprehensive Income
The tables below set forth the components of comprehensive income for the three months ended March 31, 2010 and 2009.

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Before	Tax (Expense)		Before	Tax (Expense)
	Taxes	Benefit	Net of Taxes	Taxes	Benefit	Net of Taxes
Net income			$2,514			$7,076
Other comprehensive (loss):
Foreign currency translation adjustment	$(683)	$—	(683)	$(252)	$(84)	(336)
Unrealized loss on cash flow hedging instrument	(612)	245	(367)	(867)	352	(515)

Comprehensive income	$(1,295)	$245	$1,464	$(1,119)	$268	$6,225

12. Commitments, Contingencies and Guarantees
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
In addition, the following purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and

PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009, (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009 and (7) a complaint in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 3, 2009. On October 6, 2009, Plaintiff Thomas Fisher voluntarily dismissed his complaint. On November 16, 2009, the remaining suits were consolidated and the Public School Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Public Employees Retirement System, the City of Boston Retirement Board, the Cambridge Retirement System and the Bristol County Retirement System were appointed Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 29, 2010. The consolidated complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against Huron Consulting Group, Inc., Gary Holdren and Gary Burge and claims under Section 20(a) of the Exchange Act against Gary Holdren, Gary Burge and Wayne Lipski. The consolidated complaint contends that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. Lead Plaintiffs request that the action be declared a class action, and seek unspecified damages, equitable and injunctive relief, and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. On March 30, 2010, Huron, Gary Burge, Gary Holdren and Wayne Lipski jointly filed a motion to dismiss the consolidated complaint.
The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement, since consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009 (the “Peters suit”) and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009 (the “Hacias suit”). The consolidated cases are captioned “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation”. On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleges claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010.
The Company has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement, since consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). Oakland County Employees’ Retirement System, Philip R. Wilmore and Lawrence J. Goelz have been named Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 15, 2010. The consolidated complaint asserts claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Lead Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. On April 7, 2010, the Court denied Huron’s motion to stay the Federal derivative suits. On April 8, 2010, Huron filed a motion to stay discovery proceedings in the derivative suits, pursuant to the Private Securities Litigation Reform Act, pending the resolution of Huron’s motion to dismiss plaintiffs’ consolidated complaint. The Court granted Huron’s motion to stay discovery proceedings in the derivative suits on April 12, 2010. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 27, 2010.

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
On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a First Amended qui tam complaint against Huron Consulting Group, Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). The relator’s amended complaint alleges that Huron and others caused St. Vincents Catholic Medical Center to receive more than $50 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and also sues to recover an unspecified amount of civil penalties. On January 6, 2010, the United States declined to intervene in the lawsuit. (The New York state government has not participated.) On February 2, 2010, Huron filed a motion to dismiss the relator’s federal and state claims, which is currently pending before the court. Huron believes the lawsuit lacks merit and intends to contest the lawsuit vigorously in the event its motion to dismiss is not granted.
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
Guarantees
Guarantees in the form of letters of credit totaling $4.6 million and $4.5 million were outstanding at March 31, 2010 and December 31, 2009, respectively, to support certain office lease obligations.
In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. Additional purchase consideration earned by certain sellers totaled $66.2 million for the year ended December 31, 2009, all of which was paid by March 31, 2010. There is no limitation to the maximum amount of additional purchase consideration and future amounts are not determinable at this time, but the aggregate amount that potentially may be paid could be significant.
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
13. Segment Information
Segments are defined by FASB ASC Topic 280, “Segment Reporting” (formerly SFAS No. 131 - “Disclosures about Segments of an Enterprise and Related Information”), as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under three operating segments: Health and Education Consulting, Legal Consulting, and Financial Consulting.
Effective January 1, 2010, we reorganized our practice areas and service lines to better align ourselves to meet market demands and serve our clients. Under our new organizational structure, we have three operating segments: Health and Education Consulting, Legal Consulting and Financial Consulting. Financial Consulting is the combination of our previously named Accounting and Financial Consulting and Corporate Consulting segments. The Financial Consulting segment practices primarily include the restructuring and turnaround, disputes and investigations, accounting advisory and utilities service offerings. The Health and Education Consulting and Legal Consulting segments remain unchanged. Previously reported segment information has been reclassified to reflect the reorganization.
•	Health and Education Consulting. This segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, turnarounds, merger or affiliation strategies, labor productivity, non-labor cost management, information technology, patient flow improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development.

•	Legal Consulting. This segment provides guidance and business services to address the challenges that confront today’s legal organizations. These services add value to corporate law departments and government agencies by helping to reduce legal spending, enhance client service delivery, and increase operational effectiveness. This segment provides measurable results in the areas of digital evidence and discovery services, document review, law firm management services, records management, and strategic and operational improvements. Included in this segment’s offerings is V3locity™, a per page fixed price e-discovery service providing data and document processing, hosting, review and production.

•	Financial Consulting. This segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes and litigation, restructuring and turnaround, as well as valuation analysis related to business acquisitions. We have an array of services that are flexible and responsive to event and transaction based needs across industries. It is composed of certified public accountants, economists, certified fraud examiners, certified insolvency and restructuring advisors, certified turnaround professionals, and chartered financial analysts that serve attorneys, corporations, and financial institutions as advisors, consultants and expert witnesses in connection with business disputes, regulatory or internal investigations, and bankruptcy matters. Huron also consults with companies in the areas of corporate governance, Sarbanes Oxley compliance, internal audit, and utilities consulting. Additionally, Huron provides experienced, project leadership and credentialed on demand resources to assist companies with critical finance and accounting department projects.
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

The table below sets forth information about our operating segments for the three months ended March 31, 2010 and 2009, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended
	March 31,
	2010	2009
Health and Education Consulting:
Revenues	$76,914	$92,022
Operating income	$21,066	$33,640
Segment operating income as a percent of segment revenues	27.4%	36.6%
Legal Consulting:
Revenues	$33,105	$22,868
Operating income	$7,419	$3,241
Segment operating income as a percent of segment revenues	22.4%	14.2%
Financial Consulting:
Revenues	$28,874	$36,240
Operating income	$4,723	$5,598
Segment operating income as a percent of segment revenues	16.4%	15.4%
Total Company:
Revenues	$138,893	$151,130
Reimbursable expenses	12,673	13,412

Total revenues and reimbursable expenses	$151,566	$164,542

Statement of operations reconciliation:
Segment operating income	$33,208	$42,479
Charges not allocated at the segment level:
Other selling, general and administrative expenses	20,734	22,608
Depreciation and amortization expense	4,644	5,572
Other expense, net	2,709	3,207

Income before tax expense	$5,121	$11,092

		December 31,
	March 31, 2010	2009
Segment assets:
Health and Education Consulting	$58,517	$68,445
Legal Consulting	33,989	30,052
Financial Consulting	33,683	29,642
Unallocated assets (1)	603,118	621,766
Discontinued Operations	4,514	4,310

Total assets	$733,821	$754,215

(1)	Goodwill and intangible assets are included in unallocated assets, as in assessing segment performance or in allocating resources, management does not evaluate these items at the segment level.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this annual report on Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “assumes,” “can,” “considers,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates” or “continues”. Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the Securities and Exchange Commission (“SEC”) investigation with respect to the restatement and the related purported private shareholder class action lawsuit and derivative lawsuits, (iii) the SEC investigation and related Company inquiry into the allocation of time within a certain practice group, (iv) the request by the United States Attorney’s Office (“USAO”) for the Northern District of Illinois for certain documents and (v) the cost reduction program implemented in the third quarter of 2009. In addition, these forward-looking statements reflect our current expectation about our future results, levels of activity, performance, or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions, including those in the credit markets, do not continue to deteriorate substantially. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. See “Risk Factors” in our 2009 Annual Report on Form 10-K for a description of the material risks we face.
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
Effective January 1, 2010, we reorganized our practice areas and service lines to better align ourselves to meet market demands and serve our clients and as a result, we reduced our operating segments from four to three. We provide our services and manage our business under three operating segments: Health and Education Consulting, Legal Consulting, and Financial Consulting. Financial Consulting is the combination of our previously named Accounting and Financial Consulting and Corporate Consulting segments. The Financial Consulting segment practices primarily include the restructuring and turnaround, disputes and investigations, accounting advisory and utilities service offerings. Previously reported segment information has been restated to reflect the reorganization.
•	Health and Education Consulting. Our Health and Education Consulting segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, turnarounds, merger of affiliation strategies, labor productivity, non-labor cost management, information technology, patient flow improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development.

•	Legal Consulting. Our Legal Consulting segment provides guidance and business services to address the challenges that confront today’s legal organizations. These services add value to corporate law departments and government agencies by helping to reduce legal spending, enhance client service delivery, and increase operational effectiveness. This segment provides measurable results in the areas of digital evidence and discovery services, document review, law firm management services, records management, and strategic and operational improvements. Included in this segment’s offerings is V3locity™, a per page fixed price e-discovery service providing data and document processing, hosting, review and production.

•	Financial Consulting. This segment assists corporations with complex accounting and financial reporting matters, financial analysis in business disputes and litigation, restructuring and turnaround, as well as valuation analysis related to business acquisitions. We have an array of services that are flexible and responsive to event and transaction based needs across industries. It is composed of certified public accountants, economists, certified fraud examiners, certified insolvency and restructuring advisors, certified turnaround professionals, and chartered financial analysts that serve attorneys, corporations, and financial institutions as advisors, consultants and expert witnesses in connection with business disputes, regulatory or internal investigations, and bankruptcy matters. Huron also consults with companies in the areas of corporate governance, Sarbanes Oxley compliance, internal audit, and utilities consulting. Additionally, Huron provides experienced, project leadership and credentialed on demand resources to assist companies with critical finance and accounting department projects.
In December 2009, our Board of Directors approved a plan to divest two businesses within the Financial Consulting operating segment. As part of the strategy to focus on our core businesses, we have committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan. We have executed a non-binding term sheet with a prospective buyer and currently expect to complete the sale of the Japan operations in the second quarter of 2010. Additionally, on December 31, 2009 we completed the sale of the strategy business MS Galt & Co LLC (“Galt”), which was acquired in April 2006, back to its three original principals. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations” and unless otherwise noted, all amounts discussed within this “Item II. Management Discussion and Analysis of Financial Condition and Results of Operations” refer to amounts from continuing operations. Amounts previously reported have been reclassified to conform with this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison of continued operations. The Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 aggregates amounts associated with the discontinued operations as described above. See note “5. Discontinued Operations” under “Item 1. Consolidated Financial Statements” for additional information about our discontinued operations.
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
Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 54.6% and 51.3% of our revenues in the quarter ended March 31, 2010 and March 31, 2009, respectively.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. Revenue from fixed-fee engagements represented approximately 33.9% and 37.2%, respectively, in the quarter ended March 31, 2010 and March 31, 2009.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 9.5% and 10.0% of our revenues in the quarter ended March 31, 2010 and 2009, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.
We also generate revenues from licensing our proprietary software to clients and from providing related training and support during the term of the consulting engagement. Revenues from software licenses are recognized ratably over the term of the related consulting services contract. Thereafter, clients pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 2.0% and 1.5% of our revenues in the quarter ended March 31, 2010 and March 31, 2009, respectively.
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
To expand our business, we will remain focused on growing our existing relationships and developing new relationships, execute the new managing director compensation plan implemented in 2010 to attract and retain senior practitioners, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and continue to acquire complementary businesses. Additionally, we intend to enhance our visibility in the marketplace by refining our overarching messaging and value propositions for the organization as well as each practice. The recent launch of our unified Wellspring+Stockamp, Huron Healthcare brand is a major step in clearly articulating the benefits to our clients. We will continue to focus on reaching our client base through clear, concise, endorsed messages.

CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The notes to our consolidated financial statements include disclosure of our significant accounting policies. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our other critical accounting policies during the first three months of 2010.
RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS
As previously disclosed, in 2009, we filed the following amendments to restate our previously-issued financial statements for the years ended December 31, 2008, 2007 and 2006, as well as the three months ended March 31, 2009:
•	Amendment No. 1 on Form 10-K/A, filed with the SEC on August 17, 2009, to our annual report on Form 10-K for the year ended December 31, 2008, originally filed on February 24, 2009.
•	Amendment No. 1 on Form 10-Q/A, filed with the SEC on August 17, 2009, to our quarterly report on Form 10-Q for the period ended March 31, 2009, originally filed on April 30, 2009.
The restatement related to the accounting for certain acquisition-related payments received by the selling shareholders of four acquired businesses (the “Acquired Businesses”). Pursuant to the purchase agreements for each of these acquisitions, payments were made by us to the selling shareholders (1) upon closing of the transaction, (2) in some cases, upon the Acquired Businesses achieving specific financial performance targets over a number of years (“earn-outs”), and (3) in one case, upon the buy-out of an obligation to make earn-out payments. These payments are collectively referred to as “acquisition-related payments.” Certain acquisition-related payments were subsequently redistributed by such selling shareholders among themselves in amounts that were not consistent with their ownership interests on the date we acquired the businesses (the “Shareholder Payments”) and to other select client-serving and administrative Company employees (the “Employee Payments”) based, in part, on continuing employment with the Company or the achievement of personal performance measures. The restatement was necessary because we failed to account for the Shareholder Payments and the Employee Payments in accordance with GAAP. The Shareholder Payments and the Employee Payments were required to be reflected as non-cash compensation expense of Huron, and the selling shareholders were deemed to have made a capital contribution to Huron. The payments were made directly by the selling shareholders from the acquisition proceeds they received from us and, accordingly, the correction of these errors had no effect on our net cash flows. The acquisition-related payments made by us to the selling shareholders represented purchase consideration. As such, these payments, to the extent that they exceeded the net of the fair value assigned to assets acquired and liabilities assumed, were properly recorded as goodwill, in accordance with GAAP.
Effective August 1, 2009, the Company amended its agreements with the selling shareholders of the two Acquired Businesses for which the Company had ongoing obligations to make future earn-out payments. The amendments provided that future earn-outs would be distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date we acquired the related Acquired Business with no required continuing employment and that no further Shareholder Payments or Employee Payments would be made. Accordingly, all earn-out payments related to such Acquired Businesses made on or after August 1, 2009, have been, and will continue to be, accounted for as additional purchase consideration and not also as non-cash compensation expense. Additional earn-out payment obligations, payable through December 31, 2011, currently remain with respect to only one Acquired Business.
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

In addition, several purported shareholder class action complaints, since consolidated, and derivative lawsuits have been filed in connection with the restatement. See note “12. Commitments, Contingencies and Guarantees” for a discussion of the SEC investigations, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits.
Given the uncertain nature of the SEC investigations with respect to the restatement and the allocation of time within a certain practice group, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”), and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the restatement matters. Any such liability could be material. See “Risk Factors” in our 2009 annual report on Form 10-K for a discussion of certain risks and uncertainties relating to the restatement matters and certain other risks and uncertainties that are heightened by the restatement matters.
See note “3. Restatement of Previously-Issued Financial Statements” for a summary of the impact of the Shareholder Payments and the Employee Payments on our consolidated statements of operations for the three months ended March 31, 2009.

RESULTS OF OPERATIONS
In December 2009, our Board of Directors approved a plan to divest two businesses within the Financial Consulting operating segment. As part of the strategy to focus on our core businesses, we have committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan. We have executed a non-binding term sheet with a prospective buyer and currently expect to complete the sale of the Japan operations in the second quarter of 2010. Additionally, on December 31, 2009 we completed the sale of the strategy business Galt, which was acquired in April 2006, back to its three original principals. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” See note “5. Discontinued Operations” under “Part I – Item I. Consolidated Financial Statements” for additional information.
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

Segment and Consolidated Operating Results	Three Months Ended March 31,
(in thousands):	2010	2009

Revenues and reimbursable expenses:
Health and Education Consulting	$76,914	$92,022
Legal Consulting	33,105	22,868
Financial Consulting	28,874	36,240

Total revenues	138,893	151,130
Total reimbursable expenses	12,673	13,412

Total revenues and reimbursable expenses	$151,566	$164,542

Operating income(1):
Health and Education Consulting	$21,066	$33,640
Legal Consulting	7,419	3,241
Financial Consulting	4,723	5,598

Total segment operating income	33,208	42,479
Operating expenses not allocated to segments	25,378	28,180

Total Operating income	$7,830	$14,299

Other Operating Data:
Number of full-time billable consultants (at period end) (2):
Health and Education Consulting	847	895
Legal Consulting	127	161
Financial Consulting	261	399

Total	1,235	1,455
Average number of full-time billable consultants (for the period) (2):
Health and Education Consulting	861	902
Legal Consulting	137	162
Financial Consulting	274	407

Total	1,272	1,471
Full-time billable consultant utilization rate (3):
Health and Education Consulting	68.1%	78.0%
Legal Consulting	55.2%	53.7%
Financial Consulting	56.9%	54.2%
Total	64.3%	68.7%

	Three Months Ended
Segment and Consolidated Operating Results	March 31,
(in thousands):	2010	2009

Full-time billable consultant average billing rate per hour (4):
Health and Education Consulting	$237	$246
Legal Consulting	$266	$233
Financial Consulting	$283	$282
Total	$248	$253
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$76	$92
Legal Consulting	$64	$57
Financial Consulting	$76	$72
Total	$74	$82
Average number of full-time equivalents (for the period) (5):
Health and Education Consulting	141	97
Legal Consulting	727	503
Financial Consulting	126	110

Total	994	710
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$84	$95
Legal Consulting	$33	$27
Financial Consulting	$65	$64
Total	$44	$42

(1)	Includes non-cash compensation expense as follows (in thousands):

Three Months Ended
March 31, 2009
Health and Education Consulting	$2,634
Financial Consulting	812

Total	$3,446

(2)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

(3)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

(4)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

(5)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenues
Revenues decreased $12.2 million, or 8.1%, to $138.9 million for the first quarter of 2010 from $151.1 million for the first quarter of 2009.
Of the overall $12.2 million decrease in revenues, $26.6 million was attributable to our full-time billable consultants, partially offset by a $14.4 million increase attributable to our full-time equivalents. The $26.6 million decrease in full-time billable consultant revenues was primarily attributable to an overall temporary decrease in the demand for our services coupled with a continued weakened economy that has resulted in a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements. Our average billing rate and utilization decreased in the quarter compared to same period in the prior year. The $14.4 million increase in full-time equivalent revenues resulted from increased demand for our variable, on-demand consultants in our Financial Consulting and Legal Consulting segments.

Total Direct Costs
Our direct costs decreased $1.6 million, or 1.7%, to $94.6 million in the three months ended March 31, 2010 from $96.3 million in the three months ended March 31, 2009. The decrease was primarily related to a $3.7 million decrease in salaries and benefit costs associated with a decrease in our revenue generating professionals compared to the same period in the prior year, coupled with a decrease of $3.4 million in non-cash compensation in the first quarter of 2010 compared to the first quarter of 2009. We recorded non-cash compensation expense of $3.4 million during the first quarter of 2009, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” These decreases were partially offset by a $4.9 million increase in direct costs attributable to an increased usage of independent contractors, primarily within our Legal Consulting segment, and a $0.3 million increase in share-based compensation expense associated with our revenue-generating professionals. Share-based compensation increased $0.3 million to $4.5 million in the first quarter of 2010 compared to $4.2 million in the first quarter of 2009 resulting from the granting of restricted stock awards to key employees during the first quarter of 2010.
Total direct costs for the three months ended March 31, 2010 included $0.9 million of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition. This was a decrease of $0.8 million compared to the same period in the prior year.
Operating Expenses
Selling, general and administrative expenses decreased $3.2 million, or 9.5%, to $30.1 million in the first quarter of 2010 from $33.3 million in the first quarter of 2009. In response to current market conditions and lowered revenue expectations, during the third quarter of 2009, we initiated a cost reduction program to align our cost structure with anticipated demand. This cost reduction effort is estimated to result in an annualized $30.0 million reduction in expenses and is primarily comprised of labor-related cost savings including salary, benefits and bonus resulting from a reduction in the number of revenue-generating employees. These efforts are expected to allow us to maintain appropriate operating margins while paying adequate bonuses until economic conditions improve. We experienced net overall reductions in general and administrative expenses of $2.1 million in the first quarter of 2010 compared to the same period in the prior year, primarily related to decreases in promotion and marketing, facilities, recruiting and training. Additionally, share-based compensation expense associated with our non-revenue-generating professionals decreased $1.0 million from $2.4 million in the first quarter of 2009 to $1.4 million in the first quarter of 2010, primarily related to certain forfeitures of restricted stock awards in the second half of 2009.
Expenses incurred in connection with our restatement, discussed above under “Restatement of Previously-Issued Financial Statements,” totaled $0.8 million in the first quarter of 2010, net of expected insurance recoveries. The insurance recoveries receivable balance related to restatement matters was $2.0 million as of March 31, 2010. In the first quarter of 2010, the restatement related expenses were primarily comprised of legal fees.
Depreciation expense decreased $0.6 million, or 14.0%, to $3.6 million in the three months ended March 31, 2010 from $4.3 million in the three months ended March 31, 2009 primarily due to a decrease in capital expenditures related to the cost reduction program discussed above coupled with a decrease in the number of employees. Non-direct intangible assets amortization expense decreased $0.3 million, or 23.1%, to $1.0 million for the three months ended March 31, 2010 from $1.3 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.
Operating Income
Operating income decreased $6.5 million, or 45.2%, to $7.8 million in the first quarter of 2010 from $14.3 million in the first quarter of 2009. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 5.6% in the three months ended March 31, 2010 compared to 9.5% in the three months ended March 31, 2009. The decrease in operating margin was primarily attributable to the increase in payroll costs directly associated with revenue-generating personnel and an increase in the use of independent contractors primarily within our Legal Consulting segment, partially offset by a decrease in non-cash compensation expense, as discussed above.
As described above under “Restatement of Previously-Issued Financial Statements,” no further Shareholder Payments or Employee Payments will be made as a result of amendments to certain agreements among the selling shareholders of certain Acquired Businesses effective August 1, 2009, and acquisition-related payments for the period after August 1, 2009 are accounted for as additional purchase consideration and not also as non-cash compensation expense. We recognized $3.8 million of non-cash compensation expense during the first quarter of 2009 related to Shareholder Payments and Employee Payments, $3.4 million of which was included in continuing operations. We have incurred, and expect to continue to incur in future periods, a moderate increase in cash compensation expense related to Shareholder Payments and

Employee Payments, which we currently estimate to be no more than $4 million in each of 2010 and 2011. Additionally, as a result of the impact of the restatement on our business, we have incurred, and expect to continue to incur in future periods, a moderate increase in cash and share-based compensation expense to retain our top-performing employees. We have also incurred, and expect to continue to incur in future periods, an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of time in certain practice groups, the restatement, the SEC investigations with respect to the circumstances that led to the restatement and the allocation of time in certain practice groups, the USAO’s request for certain documents and the private shareholder class action lawsuits and derivative lawsuits in respect of the restatement. To the extent permitted by law, our by-laws and articles of incorporation require that we indemnify our officers and directors against judgments, fines and amounts paid in settlement, including attorneys’ fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to us if such person acted in good faith. Although there is no limit on the amount of indemnification, we may have recourse against our insurance carrier for certain payments made.
Other Expense
Other expense decreased $0.5 million, or 15.5%, to $2.7 million in the first quarter of 2010 from $3.2 million in the first quarter of 2009. The $0.5 million decrease was primarily due to an increase in the market value of our investments that are used to fund our deferred compensation liability of $0.5 million. This gain was offset by an increase in direct costs as our corresponding deferred compensation liability increased. The decrease in other expense was partially offset by a $0.2 million increase in interest expense resulting from an increase in our level of borrowings combined with an increase in interest rates, as well as a $0.2 million decrease in realized exchange rate gains.
As further described below under “Liquidity and Capital Resources”, the fees and interest we pay on outstanding borrowings vary based on our total debt to EBITDA ratio as set forth in the Revolving Credit and Term Loan Credit Agreement, as amended (the “Credit Agreement”). The fees and interest expense we paid on outstanding borrowings during the first quarter of 2010 exceeded those paid during the first quarter of 2009, and such fees and interest may in the future continue to exceed those paid in comparable historical periods as a result of a decrease in our EBITDA and the impact of a lower EBITDA on the total debt to EBITDA ratio, and also as a result of amended terms to the Credit Agreement entered into on September 30, 2009 providing for increased interest spreads and fees as described below under “Liquidity and Capital Resources”.
Income Tax Expense
For the first quarter of 2010, we recognized income tax expense of $2.2 million on income from continuing operations of $5.1 million. For the first quarter of 2009, we recognized income tax expense of $5.5 million on income from continuing operations of $11.1 million. Our effective income tax rate decreased to 43.1% for the first quarter of 2010 from 49.4% in the same period last year. The higher effective income tax rate in 2009 was primarily attributable to non-cash compensation expense in 2009, which was not tax deductible because the Shareholder Payments and Employee Payments resulting in the non-cash compensation expense were not made by us.
Net Income from Continuing Operations
Net income from continuing operations was $2.9 million for the three months ended March 31, 2010 compared to net income from continuing operations of $5.6 million for the same period last year. The decrease in net income from continuing operations was primarily due to the $12.2 million decrease in revenue and restatement related expenses of $0.8 million, partially offset by no non-cash compensation expense in the first quarter of 2010 compared to $3.4 million in the first quarter of 2009, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” Additionally, decreases in selling, general and administrative expense of $3.2 million and a lower effective income tax rate, as described above, contributed to the variance. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the first quarter of 2010 was $0.14 compared to diluted earnings per share of $0.28 for the first quarter of 2009.
Discontinued Operations
In December 2009, our Board of Directors approved a plan to divest two businesses within the Financial Consulting operating segment. As part of the strategy to focus on our core businesses, we have committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan. We have executed a non-binding term sheet with a prospective buyer and currently expect to complete the sale of the Japan operations in the second quarter of 2010. Additionally, on December 31, 2009 we completed the sale of the strategy business Galt, which was acquired in

April 2006, back to its three original principals. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations.” Net loss from discontinued operations was $0.4 million in the first quarter of 2010, compared to net income from discontinued operations of $1.5 million in the first quarter of 2009. See note “5. Discontinued Operations” under “Part I — Consolidated Financial Statements” for further information about our discontinued operations.
Segment Results
Health and Education Consulting
Revenues
Health and Education Consulting segment revenues decreased $15.1 million, or 16.4%, to $76.9 million for the first quarter of 2010 from $92.0 million for the first quarter of 2009. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 23.5%, 55.7%, 17.2% and 3.6% of this segment’s revenues during the three months ended March 31, 2010, respectively, compared to 25.9%, 55.2%, 16.4% and 2.5%, respectively, for the comparable period in 2009.
Of the overall $15.1 million decrease in revenues, $17.7 million was attributable to our full-time billable consultants, partially offset by an increase of $2.6 million attributable to our full-time equivalents. The $17.7 million decrease in full-time billable consultant revenues reflected a temporary decrease in the overall demand for our services, combined with a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements. The Health and Education Consulting segment experienced a decrease in the number of consultants, as well as a decrease in the average billing rate per hour and the utilization rate. Performance-based revenues recognized in the period upon meeting performance criteria associated with several Stockamp engagements represented $1.9 million of the decrease. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.
Operating Income
Health and Education Consulting segment operating income decreased $12.6 million, or 37.4%, to $21.1 million in the three months ended March 31, 2010 from $33.6 million in the three months ended March 31, 2009. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 27.4% for the first quarter of 2010 from 36.6% in the same period last year. The decrease in this segment’s operating margin was attributable to an overall decrease in revenue, as discussed above, that was not accompanied by a corresponding decrease in direct costs and general administrative operating expenses as a percentage of revenues. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $2.6 million in the first quarter of 2009 compared to zero in the first quarter of 2010 and reduced this segment’s operating margin by 286 basis points in the first quarter of 2009.
Legal Consulting
Revenues
Legal Consulting segment revenues increased $10.2 million, or 44.8%, to $33.1 million for the first quarter of 2010 from $22.9 million for the first quarter of 2009. Revenues from time-and-expense engagements and fixed-fee engagements represented 92.9% and 7.1% of this segment’s revenues during the three months ended March 31, 2010, respectively, compared to 87.7% and 12.3%, respectively, for the comparable period in 2009.
Of the overall $10.2 million increase in revenues, $10.6 million was attributable to our full-time equivalents, which was partially offset by a $0.4 million decrease attributable to our full-time billable consultants. The $10.6 million increase in full-time equivalent revenues reflected an increase in demand for our document review services. The $0.4 million decrease in full-time billable consultant revenues reflected a decrease in the demand for our services coupled with a decrease in the number of full-time billable consultants.
Operating Income
Legal Consulting segment operating income increased $4.2 million, or 128.9%, to $7.4 million in the three months ended March 31, 2010 from $3.2 million in the three months ended March 31, 2009. Segment operating margin increased to 22.4% for the first quarter of 2010 from 14.2% in the same period last year. The increase in this segment’s operating margin was attributable to lower total compensation cost and promotion and marketing as a percentage of revenues, partially offset by increased general administration and support salary increases as a percentage of revenues.

Financial Consulting
Revenues
Financial Consulting segment revenues decreased $7.4 million, or 20.3%, to $28.9 million for the first quarter of 2010 from $36.2 million for the first quarter of 2009. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 93.6%, 6.3% and 0.1% of this segment’s revenues during the first quarter of 2010, respectively. For the first quarter of 2009, time-and-expense engagements, fixed-fee engagements, and performance-based engagements represented 92.9%, 7.1%, and zero, respectively.
Of the overall $7.4 million decrease in revenues, $8.5 million was attributable to our full-time billable consultants, which was partially offset by a $1.1 million increase attributable to our full-time equivalents. The $8.5 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services. The $1.1 million increase in full-time equivalent revenues resulted from an increase in demand for our variable, on-demand consultants.
Operating Income
Financial Consulting segment operating income decreased $0.9 million, or 15.6%, to $4.7 million in the three months ended March 31, 2010 compared to $5.6 million in the three months ended March 31, 2009. Segment operating margin increased to 16.4% for the first quarter of 2010 from 15.4% in the same period last year. The increase in this segment’s operating margin was attributable to decreases in non-cash compensation expense, general administrative expense and promotion and marketing expenses, partially offset by higher cash compensation and share-based compensation costs as a percentage of revenue. Non-cash compensation expense of $0.8 million, which primarily represents Shareholder Payments as described above under “Restatement of Previously-Issued Financial Statements,” reduced this segment’s operating margin by 224 basis points in the first quarter of 2009.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $4.6 million, from $6.5 million at December 31, 2009 to $1.9 million at March 31, 2010. Cash and cash equivalents included $1.0 million and $0.7 million of cash related to discontinued operations as of March 31, 2010 and December 31, 2009, respectively. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.
Cash flows used in operating activities totaled $22.0 million for the three months ended March 31, 2010, compared to cash provided by operating activities of $2.1 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable affect these account balances. The decrease in cash provided by operations was attributable to the increased payment of 2009 performance bonuses during the first quarter of 2010 as compared to the same period last year, partially offset by an increase in accounts payable primarily related to the timing of when payments were made.
Cash used in investing activities was $60.3 million for the three months ended March 31, 2010 and $50.0 million for the same period last year. The use of cash in the first three months of 2010 primarily consisted of payments of additional purchase consideration earned by the selling shareholders of businesses that we acquired, totaling $62.3 million and $46.2 million in the first three months of 2010 and 2009, respectively. The use of cash in the first three months of 2010 and 2009 also included purchases of property and equipment. We estimate that the cash utilized for capital expenditures in 2010 will be approximately $15.0 million, primarily for leasehold improvements, computer equipment and software. The use of cash was partially offset by $3.7 million of net proceeds provided by the sale of the Galt strategy business, which is reported as a discontinued operation and discussed above under the heading “Discontinued Operations”.
The Company’s Credit Agreement consists of a $180.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”). As discussed under note “8. Borrowings”, the obligations under the Credit Agreement are secured pursuant to a Security Agreement and a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.
The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At March 31, 2010, outstanding letters of credit totaled $4.6 million and are used as security deposits for our office facilities. As of March 31, 2010, the borrowing capacity under the Credit Agreement was $55.9 million.

Fees and interest on borrowings vary based on our total debt to EBITDA ratio as set forth in the Credit Agreement. Interest is based on a spread, ranging from 2.25% to 3.25% over LIBOR or a spread, ranging from 1.25% to 2.25% over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us. The letters of credit fee ranges from 2.25% to 3.25%, while the non-use fee is a flat 0.5%. The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that began on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the Credit Agreement on February 23, 2012.
Under the Credit Agreement, dividends are restricted to an amount up to 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions need to be approved by the lenders. The Credit Agreement includes quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.35 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 as of September 30, 2009 and decreasing to 2.75:1.00 effective December 31, 2010, as those ratios are defined in the Credit Agreement, as well as a minimum net worth greater than zero. At March 31, 2010, we were in compliance with these financial covenants with a fixed charge coverage ratio of 2.56 to 1.00 and a leverage ratio of 2.73 to 1.00 and net worth greater than zero.
During the first three months of 2010, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired and that were accrued for at December 31, 2009. We also made borrowings to fund our daily operations. During the three months ended March 31, 2010, the average daily outstanding balance under our credit facility was $236.9 million. Borrowings outstanding under this credit facility at March 31, 2010 totaled $301.0 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted-average interest rate of 3.58% including the effect of the interest rate swap described below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk”, which interest rate increased compared to the first three months of 2009, and which we expect will increase in the future due to the amended interest terms of the Credit Agreement entered into on September 30, 2009 and discussed above. Borrowings outstanding at December 31, 2009 totaled $219.0 million and carried a weighted-average interest rate of 4.0%. At both March 31, 2010 and December 31, 2009, we were in compliance with our debt covenants.
See “Risk Factors” in our 2009 Annual Report on Form 10-K for a discussion of certain risks and uncertainties related to the Credit Agreement.
Future Needs
Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which will require investment in new hires, expansion into other geographic areas, acquisitions of complementary businesses, and capital expenditures for information technology, office space, furniture and fixtures, as well as leasehold improvements. In connection with our past business acquisitions, we are required under earn-out provisions to pay additional purchase consideration to the sellers if specific financial performance targets are met. We also have cash needs to service our credit facility and repay our term loan. Further, we have other cash commitments relating to other future contractual obligations. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets, which declined significantly during 2008 and 2009 and for which the full recovery of such cannot be predicted.
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our contractual obligations since December 31, 2009 except as described below:
•	During the first three months of 2010, we paid additional purchase consideration to selling shareholders of businesses that we acquired as financial performance targets were met in 2009. The aggregate purchase consideration paid totaled $62.3 million.

•	During the first three months of 2010, our long-term borrowings increased from $219.0 million as of December 31, 2009 to $301.0 million as of March 31, 2010.
OFF BALANCE SHEET ARRANGEMENTS
Except for operating leases, we have not entered into any off-balance sheet arrangements.
NEW ACCOUNTING PRONOUNCEMENTS
In February 2010, the FASB issued Accounting Standards Update Number 2010-09 to communicate a change made to FASB ASC Topic 855, “Subsequent Events.” FASB ASC Topic 855 was issued in May 2009, and became effective upon issuance, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The February 2010 update eliminated the requirement for an SEC filer, among others, as defined within Topic 855, to disclose the date through which subsequent events have been evaluated, along with the requirement to disclose whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement amends FASB Interpretation No. 46(R) to require an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. We adopted this pronouncement effective January 1, 2010. The adoption of this pronouncement did not have any impact on our financial statements.
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
Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate or Prime Rate. At March 31, 2010, we had borrowings outstanding totaling $301.0 million that carried a weighted-average interest rate of 3.6%. A hypothetical one percent change in this interest rate would have a $3.0 million effect on our pre-tax income.
On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this interest rate swap to hedge against the risk of changes in future cash flows related to changes in interest rate on $100.0 million of the total variable-rate borrowings outstanding under our credit facility. Under the terms of the agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively fixed our LIBOR-based rate for $100.0 million of our debt beginning on March 31, 2009 and through February 23, 2012. Including the impact of the swap, the effective interest rate on $100.0 million of our debt was 4.5% as of March 31, 2010. We expect this hedge to be effective.
We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of March 31, 2010.
From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, the following purported shareholder class action complaints have been filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting

Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009, (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009 and (7) a complaint in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 3, 2009. On October 6, 2009, Plaintiff Thomas Fisher voluntarily dismissed his complaint. On November 16, 2009, the remaining suits were consolidated and the Public School Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Public Employees Retirement System, the City of Boston Retirement Board, the Cambridge Retirement System and the Bristol County Retirement System were appointed Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 29, 2010. The consolidated complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against Huron Consulting Group, Inc., Gary Holdren and Gary Burge and claims under Section 20(a) of the Exchange Act against Gary Holdren, Gary Burge and Wayne Lipski. The consolidated complaint contends that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. Lead Plaintiffs request that the action be declared a class action, and seek unspecified damages, equitable and injunctive relief, and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. On March 30, 2010, Huron, Gary Burge, Gary Holdren and Wayne Lipski jointly filed a motion to dismiss the consolidated complaint.
The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement, since consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009 (the “Peters suit”) and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009 (the “Hacias suit”). The consolidated cases are captioned “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation”. On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleges claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010.
The Company has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement, since consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). Oakland County Employees’ Retirement System, Philip R. Wilmore and Lawrence J. Goelz have been named Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 15, 2010. The consolidated complaint asserts claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Lead Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. On April 7, 2010, the Court denied Huron’s motion to stay the Federal derivative suits. On April 8, 2010, Huron filed a motion to stay discovery proceedings in the derivative suits, pursuant to the Private Securities Litigation Reform Act, pending the resolution of Huron’s motion to dismiss plaintiffs’ consolidated complaint. The Court granted Huron’s motion to stay discovery proceedings in the derivative suits on April 12, 2010. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 27, 2010.
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
On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a First Amended qui tam complaint against Huron Consulting Group, Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). The relator’s amended complaint alleges that Huron and others caused St. Vincent Catholic Medical Center to receive more than $50 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and also sues to recover an unspecified amount of civil penalties. On January 6, 2010, the United States declined to intervene in the lawsuit. (The New York state government has not participated.) On February 2, 2010, Huron filed a motion to dismiss the relator’s federal and state claims, which is currently pending before the court. Huron believes the lawsuit lacks merit and intends to contest the lawsuit vigorously in the event its motion to dismiss is not granted.
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
ITEM 1A. RISK FACTORS
See “Risk Factors” in our 2009 annual report on Form 10-K for a complete description of the material risks we face. There have been no material changes to our business risk factors since December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2010, we re-acquired 47,276 shares of common stock with a weighted-average fair market value of $23.55 as a result of such tax withholdings as presented in the table below.

	Total Number of			Maximum
	Shares Redeemed	Weighted-	Total Number of	Number of Shares
	to Satisfy	Average Fair	Shares Purchased	that May Yet Be
	Employee Tax	Market Value	as Part of Publicly	Purchased Under
	Withholding	Per Share	Announced Plans	the Plans or
Period	Requirements	Redeemed	or Programs	Programs

January 2010	9,865	$23.04	N/A	N/A
February 2010	—	$—	N/A	N/A
March 2010	37,411	$23.68	N/A	N/A

Total	47,276	$23.55	N/A	N/A

N/A — Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.
[Removed and Reserved]
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

Huron consulting Group Inc.
(Registrant)
Date: April 29, 2010	/s/ James K. Rojas
James K. Rojas
Vice President, Chief Financial Officer and Treasurer