Form 10-Q
period 2010-06-30
Huron Consulting Group Inc.
filed 2010-07-29
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of July 16, 2010, 22,055,510 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$3,088	$5,715
Receivables from clients, net	82,748	90,543
Unbilled services, net	46,368	37,558
Income tax receivable	10,947	18,911
Deferred income taxes	13,850	16,338
Prepaid expenses and other current assets	17,173	19,437
Current assets of discontinued operations	5,037	4,281

Total current assets	179,211	192,783
Property and equipment, net	34,079	39,147
Deferred income taxes	20,218	21,298
Other non-current assets	12,272	14,383
Intangible assets, net	18,598	22,406
Goodwill	464,225	464,169
Non-current assets of discontinued operations	—	29

Total assets	$728,603	$754,215

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,705	$7,150
Accrued expenses	25,955	29,201
Accrued payroll and related benefits	28,564	71,473
Accrued consideration for business acquisitions	—	63,188
Income tax payable	4	874
Deferred revenues	13,144	13,764
Current portion of capital lease obligations	135	278
Current liabilities of discontinued operations	2,058	7,065

Total current liabilities	81,565	192,993
Non-current liabilities:
Deferred compensation and other liabilities	6,766	6,131
Capital lease obligations, net of current portion	—	5
Bank borrowings	293,000	219,000
Deferred lease incentives	8,191	8,681
Non-current liabilities of discontinued operations	152	416

Total non-current liabilities	308,109	234,233

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 23,189,602 and 22,624,515 shares issued at June 30, 2010 and December 31, 2009, respectively	218	213
Treasury stock, at cost, 1,119,907 and 995,409 shares at June 30, 2010 and December 31, 2009, respectively	(56,044)	(51,561)
Additional paid-in capital	347,703	335,272
Retained earnings	48,747	43,858
Accumulated other comprehensive loss	(1,695)	(793)

Total stockholders’ equity	338,929	326,989

Total liabilities and stockholders’ equity	$728,603	$754,215

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues and reimbursable expenses:
Revenues	$143,708	$154,446	$282,601	$305,576
Reimbursable expenses	12,900	12,111	25,573	25,523

Total revenues and reimbursable expenses	156,608	166,557	308,174	331,099
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	90,228	99,057	184,836	195,311
Intangible assets amortization	887	1,087	1,773	2,773
Reimbursable expenses	12,854	12,104	25,578	25,542

Total direct costs and reimbursable expenses	103,969	112,248	212,187	223,626

Operating expenses:
Selling, general and administrative	30,206	33,036	60,321	66,329
Restructuring charges	1,165	—	1,165	—
Restatement related expenses	2,428	385	3,187	385
Litigation settlement	4,764	—	4,764	—
Depreciation and amortization	4,851	5,659	9,495	11,231

Total operating expenses	43,414	39,080	78,932	77,945
Other gain	—	2,687	—	2,687

Operating income	9,225	17,916	17,055	32,215
Other income (expense):
Interest expense, net of interest income	(3,553)	(3,020)	(6,508)	(5,754)
Other income (expense)	(467)	642	(221)	169

Total other expense	(4,020)	(2,378)	(6,729)	(5,585)

Income from continuing operations before income tax expense	5,205	15,538	10,326	26,630
Income tax expense	1,937	7,693	4,142	13,171

Net income from continuing operations	3,268	7,845	6,184	13,459
(Loss) income from discontinued operations, net of tax	(893)	1,801	(1,295)	3,263

Net income	$2,375	$9,646	$4,889	$16,722

Net earnings (loss) per basic share:
Income from continuing operations	$0.16	$0.40	$0.30	$0.69
(Loss) income from discontinued operations, net of tax	$(0.04)	$0.09	$(0.06)	$0.16

Net income	$0.12	$0.49	$0.24	$0.85

Net earnings (loss) per diluted share:
Income from continuing operations	$0.16	$0.38	$0.30	$0.66
(Loss) income from discontinued operations, net of tax	$(0.04)	$0.09	$(0.06)	$0.16

Net income	$0.12	$0.47	$0.24	$0.82

Weighted average shares used in calculating earnings (loss) per share:
Basic	20,534	19,752	20,416	19,641
Diluted	20,756	20,405	20,627	20,329
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
						Other
						Compre-
				Additional		hensive
	Common Stock		Treasury	Paid-In	Retained	Income	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Equity

Balance at December 31, 2009	21,330,311	$213	$(51,561)	$335,272	$43,858	$(793)	$326,989

Comprehensive income:

Net income	—	—	—	—	4,889	—	4,889

Foreign currency translation adjustment, net of tax	—	—	—	—	—	(366)	(366)

Unrealized loss on cash flow hedging instrument, net of tax	—	—	—	—	—	(536)	(536)

Total comprehensive income							3,987

Issuance of common stock in connection with:

Restricted stock awards, net of cancellations	393,730	4	(3,184)	3,180	—	—	—

Exercise of stock options	44,786	1	—	38	—	—	39

Share-based compensation	—	—	—	11,729	—	—	11,729

Shares redeemed for employee tax withholdings	—	—	(1,299)	—	—	—	(1,299)

Income tax expense on share- based compensation	—	—	—	(2,516)	—	—	(2,516)

Balance at June 30, 2010	21,768,827	$218	$(56,044)	$347,703	$48,747	$(1,695)	$338,929

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,889	$16,722
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,341	14,380
Share-based compensation	12,060	13,438
Non-cash compensation	—	7,107
Allowances for doubtful accounts and unbilled services	481	2,451
Deferred income taxes	737	579
Other gain	—	(2,686)
Changes in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in receivables from clients	6,397	(2)
Increase in unbilled services	(7,459)	(13,682)
Decrease in current income tax receivable / payable, net	6,737	1,773
(Increase) decrease in other assets	(1,742)	582
Increase in accounts payable and accrued liabilities	911	2,935
Decrease in accrued payroll and related benefits	(47,728)	(7,397)
Decrease in deferred revenues	(624)	(6,459)

Net cash (used in) provided by operating activities	(14,000)	29,741

Cash flows from investing activities:
Purchases of property and equipment, net	(2,489)	(8,427)
Net surrender of (investment in) life insurance policies	651	(808)
Purchases of businesses	(63,229)	(47,065)
Sale of business	3,692	—

Net cash used in investing activities	(61,375)	(56,300)

Cash flows from financing activities:
Proceeds from exercise of stock options	39	116
Shares redeemed for employee tax withholdings	(1,299)	(1,921)
Tax benefit from share-based compensation	360	5,551
Proceeds from borrowings under credit facility	232,000	164,500
Repayments on credit facility	(158,000)	(149,500)
Payments of capital lease obligations	(148)	(191)

Net cash provided by financing activities	72,952	18,555

Effect of exchange rate changes on cash	(63)	(475)

Net decrease in cash and cash equivalents	(2,486)	(8,479)
Cash and cash equivalents at beginning of the period	6,459	14,106

Cash and cash equivalents at end of the period(1)	$3,973	$5,627

(1)	Cash and cash equivalents presented herein includes $0.9 million and $1.1 million of cash and cash equivalents classified as discontinued operations as of June 30, 2010 and 2009, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the results of operations and cash flows for the three and six months ended June 30, 2010 and 2009. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the Unites States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009.
Certain amounts reported in the previous year have been reclassified to conform to the 2010 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
We recorded an adjustment related to a prior period that increased our income from continuing operations before income taxes for the three month period ended June 30, 2010 by $1.1 million. The adjustment, which was recorded as an increase in revenues from full-time equivalents, consisted of $1.1 million of data processing revenues that relate to services performed during the first quarter of 2010 that should have been recorded in that quarter. Had this revenue been recorded in the first quarter of 2010, net income from continuing operations attributable to the Company for the three month period ended March 31, 2010 would have increased by $0.7 million, or $0.04 per diluted share, and net income from continuing operations for the three month period ended June 30, 2010 would have decreased by $0.7 million, or $0.04 per diluted share. After evaluating the qualitative and quantitative aspects of this adjustment, we concluded that our previously issued financial statements for the first quarter of 2010 were not materially misstated and the effect of recognizing this adjustment during the second quarter of 2010 is not material for the period then ended.
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
(Unaudited)
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
In August, 2009, the SEC commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. As often happens in these circumstances, the United States Attorney’s Office (“USAO”) for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO.
In addition, several purported shareholder class action complaints, since consolidated, and derivative lawsuits have been filed in connection with the restatement. See note “14. Commitments, Contingencies and Guarantees” for a discussion of the SEC investigations, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits.
For the three and six months ended June 30, 2010, expenses incurred in connection with the restatement totaled $2.4 million and $3.2 million, respectively. For both the three and six months ended June 30, 2009, expenses incurred in connection with the restatement totaled $0.4 million. In both the 2010 and 2009 periods, restatement related expenses are primarily comprised of legal fees.
4. New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires disclosure of details of significant transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also clarifies the existing disclosure requirements for the level of disaggregation of fair value measurements and the disclosures on inputs and valuation techniques. The company adopted these provisions effective January 1, 2010. The adoption did not have a significant impact on our consolidated financial statements. In addition, the guidance will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. This additional guidance pertaining to Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those fiscal years. The guidance will be effective for us beginning on January 1, 2011. We do not expect the application of this guidance to have a significant impact on our financial statements.
In June 2009, the FASB issued authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance requires an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. We adopted this pronouncement effective January 1, 2010. The adoption of this pronouncement did not have any impact on our financial statements.
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
(Unaudited)
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
5. Discontinued Operations
In December 2009, our Board of Directors approved a plan to divest two businesses within the Financial Consulting operating segment. As part of the strategy to focus on our core businesses, we committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan (“Japan”). During the second quarter of 2010, the discussions with a prospective buyer ended without a sale of the operations. As a result, the Board approved a plan to wind down the Japan operations effective June 30, 2010. Additionally, on December 31, 2009 we completed the sale of the strategy business MS Galt & Company LLC (“Galt”), which was acquired in April 2006, back to its three principals and recorded a related loss on disposal of $0.4 million. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform with this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison. The Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009 aggregates amounts associated with the discontinued operations as described above. Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$1,015	$11,401	$3,177	$23,280
Income (loss) from discontinued operations before provision for income taxes (1)(2)	$(2,181)	$3,807	$(3,071)	$7,591
Net income (loss) from discontinued operations	$(893)	$1,801	$(1,295)	$3,263

(1)	Includes non-cash compensation expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2009.

(2)	Includes restructuring related charges of $2.5 million for the three and six months ended June 30, 2010 related to the exit of the Japan operations
The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet as of June 30, 2010 and December 31, 2009 are presented in the following table (amounts in thousands). Amounts are primarily related to Japan, except where footnoted below.

	June 30, 2010	December 31, 2009
Assets
Cash	$885	$744
Receivables from clients, net	274	713
Other current assets	3,878	2,824

Total current assets	5,037	4,281
Other non-current assets	—	29

Total assets	$5,037	$4,310

Liabilities
Accrued payroll and related benefits (1)	$989	$5,513
Income tax payable (2)	435	792
Accounts payable, accrued expenses and other liabilities	634	760

Total current liabilities	2,058	7,065
Other non-current liabilities	152	416

Total liabilities	$2,210	$7,481

(1)	Includes $4.6 million of accrued payroll and payroll related liabilities related to Galt as of December 31, 2009.

(2)	Includes $0.4 million and $0.7 million of income taxes payable related to Galt as of June 30, 2010 and December 31, 2009, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
6. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2010.

	Health and
	Education	Legal	Financial
	Consulting	Consulting	Consulting	Total
Balance as of December 31, 2009:
Goodwill	$381,923	$25,784	$162,462	$570,169
Accumulated impairment losses	—	—	(106,000)	(106,000)

Goodwill, net	381,923	25,784	56,462	464,169

Additional purchase price subsequently recorded for business combinations (1)	86	(32)	90	144
Foreign currency translation — goodwill	—	(88)	—	(88)

Balance as of June 30, 2010:
Goodwill	382,009	25,664	162,552	570,225
Accumulated impairment losses	—	—	(106,000)	(106,000)

Goodwill, net	$382,009	$25,664	$56,552	$464,225

(1)	Consists primarily of additional purchase price earned by selling shareholders subsequent to the business combination, as certain financial performance targets and conditions were met.
Intangible assets as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$14,176	$5,776	$14,199	$4,728
Non-competition agreements	11,271	5,840	11,271	4,839
Tradenames	3,431	2,712	3,431	2,017
Technology and software	8,383	4,335	8,383	3,294

Total	$37,261	$18,663	$37,284	$14,878

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Certain customer relationships are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the relationships. All other customer relationships, non-competition agreements, tradenames, and technology and software are amortized on a straight-line basis.
Intangible assets amortization expense was $1.9 million and $3.8 million for the three and six months ended June 30, 2010, respectively. Intangible assets amortization expense was $2.4 million and $5.4 million for the three and six months ended June 30, 2009, respectively. Estimated intangible assets amortization expense is $7.4 million for 2010, $5.3 million for 2011, $3.6 million for 2012, $1.8 million for 2013, $1.1 million for 2014, and $0.6 million for 2015. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income from continuing operations	$3,268	$7,845	$6,184	$13,459
(Loss) income from discontinued operations, net of tax	(893)	1,801	(1,295)	3,263

Net income	$2,375	$9,646	$4,889	$16,722

Weighted average common shares outstanding – basic	20,534	19,752	20,416	19,641
Weighted average common stock equivalents	222	653	211	688

Weighted average common shares outstanding – diluted	20,756	20,405	20,627	20,329

Net earnings (loss) per basic share:
Income from continuing operations	$0.16	$0.40	$0.30	$0.69
(Loss) income from discontinued operations, net of tax	(0.04)	0.09	(0.06)	0.16

Net income	$0.12	$0.49	$0.24	$0.85

Net earnings (loss) per diluted share:
Income from continuing operations	$0.16	$0.38	$0.30	$0.66
(Loss) income from discontinued operations, net of tax	(0.04)	0.09	(0.06)	0.16

Net income	$0.12	$0.47	$0.24	$0.82

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. The weighted average common stock equivalents presented above do not include the anti-dilutive effect of approximately 0.7 million and 1.0 million potentially dilutive common stock equivalents for the three months ended June 30, 2010 and 2009, respectively and approximately 0.7 million and 1.1 million potentially dilutive common stock equivalents for the six months ended June 30, 2010 and 2009, respectively.
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
On June 30, 2010, we entered into a ninth amendment to the Credit Agreement to amend the definition of certain terms in effect prior to the amendment. The ninth amendment modifies the following terms:

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
1.	Modified the definition of Consolidated EBITDA by allowing for the add back of certain non-recurring items, specifically the St. Vincent Catholic Medical Center litigation settlement charges of up to $5 million for the periods ending up to and including June 30, 2010, and allowing for the add back of charges resulting from the restatement of the Company’s financial statements in 2009, net of insurance proceeds and other amounts recouped in connection therewith, for the periods ending up to and including December 31, 2011. The allowed amounts for the add back of the restatement charges include up to $17.1 million in fiscal year 2009, up to $10.0 million in fiscal year 2010 and up to $3.0 million in fiscal year 2011. Absent the amendment, we would not have met the covenant obligations in effect prior to the amendment. However, absent the isolated events that are discussed above, that are allowed as an add back under the ninth amendment, we would have met the covenant obligations in effect prior to the amendment.
2.	Modified the LIBOR Margin, base rate margin, and letters of credit fee rate through the date of delivery of the annual compliance certificate for the fiscal quarter and fiscal year ending December 31, 2010 to 350 basis points, 250 basis points, and 350 basis points, respectively. The non-use fee rate remains at a flat 50 basis points. Subsequent to the delivery of the December 31, 2010 compliance certificate, the LIBOR Margin, base rate margin and letters of credit fee rate return to the applicable margin pricing in effect prior to the ninth amendment to the Credit Agreement.
3.	Modified the letters of credit sublimit to allow for the issuance of letters of credit by the issuing lender in currencies other than US Dollars.
Fees and interest on borrowings vary based on our total debt to EBITDA ratio as set forth in the Credit Agreement, as amended. As a result of the ninth amendment to the Credit Agreement, the LIBOR Margin, base rate margin, and letters of credit fee rate were amended such that interest is based on a spread of 3.50% over LIBOR or a spread of 2.50% over the base rate (which is the greater of the federal funds rate plus 0.50% or the prime rate), as selected by us. The letters of credit fee is 3.50%, while the non-use fee remains a flat 0.5%. These rates are applicable through the date of delivery of the compliance certificate for the period ended December 31, 2010. For periods subsequent to the December 31, 2010 annual compliance certificate date, the LIBOR Margin, base rate margin and letters of credit fee rate return to the applicable margin pricing in effect prior to the ninth amendment to the Credit Agreement. As such, interest is based on a spread, ranging from 2.25% to 3.25% over LIBOR or a spread, ranging from 1.25% to 2.25% over the base rate (which is the greater of the federal funds rate plus 0.50% or the prime rate), as selected by us. The letters of credit fee ranges from 2.25% to 3.25%, while the non-use fee is a flat 0.5%.
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
The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At June 30, 2010, outstanding letters of credit totaled $4.6 million and are used as security deposits for our office facilities. As of June 30, 2010, the borrowing capacity under the Credit Agreement was $58.4 million. Borrowings outstanding under the credit facility at June 30, 2010 totaled $293.0 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted-average interest rate of 4.5%, including the effect of the interest rate swap described below in note “10. Derivative Instrument and Hedging Activity”. Borrowings outstanding at December 31, 2009 were $219.0 million and carried a weighted-average interest rate of 4.0%. At both June 30, 2010 and December 31, 2009, we were in compliance with our financial debt covenants. In addition, based upon projected operating results, management believes it is probable that we will meet the financial covenants of the Credit Agreement discussed above at future covenant measurement dates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Accordingly, pursuant to the provisions of FASB ASC Topic 470, “Debt”, all amounts not due within the next twelve months under the amended loan terms have been classified as long-term liabilities.
9. Restructuring Charges
During the second quarter of 2010, we consolidated two of our offices into one existing location and incurred a $1.2 million pre-tax restructuring charge related to the exit of the office space. The restructuring charge is primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement. There is no sublease income assumed in the restructuring charge due to the short term nature of the remaining lease term. The restructuring reserve balance was $1.1 million as of June 30, 2010.
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
FASB ASC Topic 815, “Derivatives and Hedging”, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. At this time, there is no ineffectiveness to record on the Company’s Consolidated Statements of Operations resulting from the derivative instrument.
The tables below set forth additional information relating to this interest rate swap designated as a hedging instrument as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.

	Fair Value (Derivative Liability)
Balance Sheet Location	June 30, 2010	December 31, 2009
Deferred compensation and other liabilities	$1,557	$664

	Amount of Gain (Loss), Net of Tax, Recognized in Other
	Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative	2010	2009	2010	2009
Interest rate swap	$(169)	$636	$(536)	$121
We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2010.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
11. Fair Value of Financial Instruments
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
Certain of our assets and liabilities are measured at fair value. FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy for inputs used in measuring fair value and requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy consists of three levels based on the objectivity of the inputs as follows:

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
The table below sets forth our fair value hierarchy for our derivative liability measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2010
Liability:
Interest rate swap	$—	$1,557	$—	$1,557

December 31, 2009
Liability:
Interest rate swap	$—	$664	$—	$664
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
12. Comprehensive Income
The tables below set forth the components of comprehensive income for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
		Tax			Tax
	Before	(Expense)	Net of	Before	(Expense)	Net of
	Taxes	Benefit	Taxes	Taxes	Benefit	Taxes
Net income			$2,375			$9,646
Other comprehensive income (loss):
Foreign currency translation adjustment	$317	$—	317	$150	$(31)	119
Unrealized gain (loss) on cash flow hedging instrument	(282)	113	(169)	1,071	(435)	636

Other comprehensive income (loss)	$35	$113	148	$1,221	$(466)	755

Comprehensive income			$2,523			$10,401

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
		Tax			Tax
	Before	(Expense)	Net of	Before	(Expense)	Net of
	Taxes	Benefit	Taxes	Taxes	Benefit	Taxes
Net income			$4,889			$16,722
Other comprehensive income (loss):
Foreign currency translation adjustment	$(366)	$—	(366)	$(102)	$(115)	(217)
Unrealized gain (loss) on cash flow hedging instrument	(894)	358	(536)	204	(83)	121

Other comprehensive income (loss)	$(1,260)	$358	(902)	$102	$(198)	(96)

Comprehensive income			$3,987			$16,626

13. Other Gain
During the six months ended June 30, 2009, we recognized a gain of $2.7 million relating to the release of certain of our employees from their non-solicitation agreements with the Company and the settlement of certain contractual obligations.
14. Commitments, Contingencies and Guarantees
Litigation
On July 3, 2007, The Official Committee (the “Committee”) of Unsecured Creditors of Saint Vincents Catholic Medical Centers of New York d/b/a Saint Vincent Catholic Medical Centers (“St. Vincents”), et al. filed suit against Huron Consulting Group Inc., certain of our subsidiaries, including Speltz & Weis LLC, and two of our former managing directors, David E. Speltz (“Speltz”) and Timothy C. Weis (“Weis”), in the Supreme Court of the State of New York,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
County of New York. On November 26, 2007, Gray & Associates, LLC (“Gray”), in its capacity as trustee on behalf of the SVCMC Litigation Trust, was substituted as plaintiff in the place of the Committee and on February 19, 2008, Gray filed an amended complaint in the action. Beginning in 2004, St. Vincents retained Speltz & Weis LLC to provide management services to St. Vincents, and its two principals, Speltz and Weis, were made the interim chief executive officer and chief financial officer, respectively, of St. Vincents. In May of 2005, we acquired Speltz & Weis LLC. On July 5, 2005, St. Vincents filed for bankruptcy in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). On December 14, 2005, the Bankruptcy Court approved the retention of Speltz & Weis LLC and us in various capacities, including interim management, revenue cycle management and strategic sourcing services. The amended complaint filed by Gray alleges, among other things, breach of fiduciary duties, breach of the New York Not-For-Profit Corporation Law, malpractice, breach of contract, tortious interference with contract, aiding and abetting breaches of fiduciary duties, certain fraudulent transfers and fraudulent conveyances, breach of the implied duty of good faith and fair dealing, fraud, aiding and abetting fraud, negligent misrepresentation, and civil conspiracy, and sought at least $200 million in damages, disgorgement of fees, return of funds or other property transferred to Speltz & Weis LLC, attorneys’ fees, and unspecified punitive and other damages. In the second quarter of 2010, we reached a settlement which resulted in a litigation settlement charge of approximately $4.8 million in the quarter.
In August, 2009, the SEC commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. We also conducted a separate inquiry, in response to the initial inquiry from the SEC, into the allocation of time within a certain practice group. This matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigations with respect to the restatement and the allocation of time within a certain practice group are ongoing. We are cooperating fully with the SEC in its investigations. As often happens in these circumstances, the USAO for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO.
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
(Unaudited)
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
(Unaudited)
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
Guarantees
Guarantees in the form of letters of credit totaling $4.6 million and $4.5 million were outstanding at June 30, 2010 and December 31, 2009, respectively, to support certain office lease obligations.
In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $25.0 million for the year ending December 31, 2010. Additional purchase consideration earned by certain sellers in 2009 totaled $66.2 million for the year ended December 31, 2009, all of which was paid by March 31, 2010.
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
15. Segment Information
Segments are defined by FASB ASC Topic 280, “Segment Reporting”, as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under three operating segments: Health and Education Consulting, Legal Consulting, and Financial Consulting.
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
(Unaudited)
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
The table below sets forth information about our operating segments for the three and six months ended June 30, 2010 and 2009, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Health and Education Consulting:
Revenues	$83,782	$91,469	$160,696	$183,491
Operating income	$28,799	$34,430	$49,865	$68,070
Segment operating income as a percent of segment revenues	34.4%	37.6%	31.0%	37.1%
Legal Consulting:
Revenues	$33,951	$31,241	$67,056	$54,109
Operating income	$9,302	$7,715	$16,721	$10,956
Segment operating income as a percent of segment revenues	27.4%	24.7%	24.9%	20.2%
Financial Consulting:
Revenues	$25,975	$31,736	$54,849	$67,976
Operating income	$4,708	$3,899	$9,431	$9,497
Segment operating income as a percent of segment revenues	18.1%	12.3%	17.2%	14.0%
Total Company:
Revenues	$143,708	$154,446	$282,601	$305,576
Reimbursable expenses	12,900	12,111	25,573	25,523

Total revenues and reimbursable expenses	$156,608	$166,557	$308,174	$331,099

Statement of operations reconciliation:
Segment operating income	$42,809	$46,044	$76,017	$88,523
Charges not allocated at the segment level:
Other selling, general and administrative expenses	28,733	22,469	49,467	45,077
Depreciation and amortization expense	4,851	5,659	9,495	11,231
Other expense, net	4,020	2,378	6,729	5,585

Income from continuing operations before income tax expense	$5,205	$15,538	$10,326	$26,630

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this quarterly report on Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “assumes,” “can,” “considers,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates” or “continues”. Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the Securities and Exchange Commission (“SEC”) investigation with respect to the restatement and the related purported private shareholder class action lawsuit and derivative lawsuits, (iii) the SEC investigation and related Company inquiry into the allocation of time within a certain practice group, (iv) the request by the United States Attorney’s Office (“USAO”) for the Northern District of Illinois for certain documents and (v) the cost reduction program implemented in the third quarter of 2009. In addition, these forward-looking statements reflect our current expectation about our future results, levels of activity, performance, or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions, including those in the credit markets, do not continue to deteriorate substantially. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. See “Risk Factors” below and in our 2009 Annual Report on Form 10-K for a description of the material risks we face.
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
In December 2009, our Board of Directors approved a plan to divest two businesses within the Financial Consulting operating segment. As part of the strategy to focus on our core businesses, we committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan. During the second quarter of 2010, the discussions with a prospective buyer ended without a sale of the operations. As a result, the Board approved a plan to wind down the Japan operations effective June 30, 2010. Additionally, on December 31, 2009 we completed the sale of the strategy business MS Galt & Co LLC (“Galt”), which was acquired in April 2006, back to its three original principals. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations” and unless otherwise noted, all amounts discussed within this “Item II. Management Discussion and Analysis of Financial Condition and Results of Operations” refer to amounts from continuing operations. Amounts previously reported have been reclassified to conform with this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison of continued operations. The Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 aggregates amounts associated with the discontinued operations as described above. See note “5. Discontinued Operations” under “Item 1. Consolidated Financial Statements” for additional information about our discontinued operations.
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
Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 51.7% and 51.1% of our revenues in the three months ended June 30, 2010 and 2009, respectively, and 53.1% and 51.2% in the six months ended June 30, 2010 and 2009, respectively.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. Revenue from fixed-fee engagements represented approximately 34.8% and 35.6% in the three months ended June 30, 2010 and 2009, respectively, and 34.3% and 36.4% in the six months ended June 30, 2010 and 2009, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 11.6% and 11.9% of our revenues in the three months ended June 30, 2010 and 2009, respectively, and 10.6% and 10.9% in the six months ended June 30, 2010 and 2009, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.
We also generate revenues from licensing our proprietary software to clients and from providing related training and support during the term of the consulting engagement. Revenues from software licenses are recognized ratably over the term of the related consulting services contract. Thereafter, clients pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 1.9% and 1.4% of our revenues in three months ended June 30, 2010 and 2009, respectively, and 2.0% and 1.5% in the six months ended June 30, 2010 and 2009, respectively.
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
To expand our business, we will remain focused on growing our existing relationships and developing new relationships, execute the new managing director compensation plan implemented in 2010 to attract and retain senior practitioners, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and acquire complementary businesses. We will regularly evaluate the performance of our practices to ensure that investment meets these objectives. Furthermore, we intend to enhance our visibility in the marketplace by refining our overarching messaging and value propositions for the organization as well as each practice. The first quarter launch of our unified Wellspring+Stockamp, Huron Healthcare brand is a major step in clearly articulating the benefits we offer our clients. We will continue to focus on reaching our client base through clear, concise, endorsed messages.

CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The notes to our consolidated financial statements include disclosure of our significant accounting policies. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first half of 2010.
Carrying Values of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Pursuant to the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”, goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Pursuant to our policy, we performed the annual goodwill impairment test as of April 30, 2010 and determined that no impairment of goodwill existed as of that date.
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
Based on the result of the first step of the goodwill impairment analysis, we determined that the fair values of our Health and Education Consulting, Legal Consulting, and Financial Consulting reporting units exceeded their carrying values by 33.5%, 71.6%, and 8.1%, respectively. Since the fair value of all reporting units exceeded their carrying values, the second step of the goodwill impairment test was not necessary. Although the fair value of the Financial Consulting reporting unit exceeded its carrying value by only 8.1%, we do not feel this reporting unit is near impairment in the foreseeable future due to management’s conservative estimates and assumptions made in conjunction with this impairment analysis, as well as management’s current evaluation of potential strategic initiatives.
Determining the fair value of a reporting unit requires our management to make significant judgments, estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.
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
In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each of the reporting units and then discounting these cash flows to present value reflecting the relevant risks associated with the reporting units and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows for each of our reporting units, we relied on internally generated six-year forecasts and a three percent long-term assumed annual revenue growth rate for periods after the six-year forecast. Our forecasts are based on our historical experience, current backlog, expected market demand, and other industry information. We used a 14% discount rate for each of our Health and Education Consulting, Legal Consulting, and Financial Consulting reporting units.
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

	Decrease in Fair Value of the Reporting Unit
	Health
	and Education	Legal	Financial
(in thousands)	Consulting	Consulting	Consulting
Discount Rate – Increase by 1%	$50,600	$9,300	$8,700
Long-term Growth Rate – Decrease by 1%	$30,700	$4,400	$4,300
As described above, a goodwill impairment analysis requires significant judgments, estimates and assumptions. The results of this impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will not decline significantly from our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in goodwill impairment charges.

The carrying values of goodwill for each of our reporting unit as of June 30, 2010 are as follows (in thousands):

	Health
	and
	Education	Legal	Financial
	Consulting	Consulting	Consulting	Total
Carrying Value of Goodwill	$382,009	$25,664	$56,552	$464,225
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $18.6 million at June 30, 2010 and consist of customer relationships, non-competition agreements, tradenames, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the customer relationships, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.
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
In August, 2009, the SEC commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. As often happens in these circumstances, the United States Attorney’s Office (“USAO”) for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO.

In addition, several purported shareholder class action complaints, since consolidated, and derivative lawsuits have been filed in connection with the restatement. See note “14. Commitments, Contingencies and Guarantees” for a discussion of the SEC investigations, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits.
Given the uncertain nature of the SEC investigations with respect to the restatement and the allocation of time within a certain practice group, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”), and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the restatement matters. Any such liability could be material. See “Risk Factors” below and in our 2009 annual report on Form 10-K for a discussion of certain risks and uncertainties relating to the restatement matters and certain other risks and uncertainties that are heightened by the restatement matters.

RESULTS OF OPERATIONS
In December 2009, our Board of Directors approved a plan to divest two businesses within the Financial Consulting operating segment. As part of the strategy to focus on our core businesses, we have committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan. During the second quarter of 2010, the discussions with a prospective buyer ended without a sale of the operations. As a result, the Board approved a plan to wind down the Japan operations effective June 30, 2010. Additionally, on December 31, 2009 we completed the sale of the strategy business Galt, which was acquired in April 2006, back to its three original principals. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” See note “5. Discontinued Operations” under “Part I — Item 1. Consolidated Financial Statements” of this Quarterly Report for additional information.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Health and Education Consulting	$83,782	$91,469	$160,696	$183,491
Legal Consulting(2)	33,951	31,241	67,056	54,109
Financial Consulting	25,975	31,736	54,849	67,976

Total revenues	143,708	154,446	282,601	305,576
Total reimbursable expenses	12,900	12,111	25,573	25,523

Total revenues and reimbursable expenses	$156,608	$166,557	$308,174	$331,099

Operating income(1):
Health and Education Consulting	$28,799	$34,430	$49,865	$68,070
Legal Consulting(2)	9,302	7,715	16,721	10,956
Financial Consulting	4,708	3,899	9,431	9,497

Total segment operating income	42,809	46,044	76,017	88,523
Operating expenses not allocated to segments	33,584	28,128	58,962	56,308

Total Operating income	$9,225	$17,916	$17,055	$32,215

Other Operating Data:
Number of full-time billable consultants (at period end)(3):
Health and Education Consulting	826	868	826	868
Legal Consulting	127	141	127	141
Financial Consulting	244	363	244	363

Total	1,197	1,372	1,197	1,372
Average number of full-time billable consultants (for the period) (3):
Health and Education Consulting	835	887	841	892
Legal Consulting	128	152	133	155
Financial Consulting	254	388	263	396

Total	1,217	1,427	1,237	1,443
Full-time billable consultant utilization rate (4):
Health and Education Consulting	74.3%	75.3%	71.2%	76.7%
Legal Consulting	63.3%	61.9%	59.1%	57.7%
Financial Consulting	54.8%	56.4%	55.9%	55.3%
Total	69.2%	68.7%	66.7%	68.7%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Other Operating Data (Continued):
Full-time billable consultant average billing rate per hour (5):
Health and Education Consulting	$240	$262	$238	$254
Legal Consulting	$208	$212	$200	$222
Financial Consulting	$291	$270	$287	$276
Total	$245	$259	$243	$256
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$85	$93	$162	$185
Legal Consulting	$59	$61	$104	$120
Financial Consulting	$72	$71	$148	$144
Total	$79	$84	$152	$167
Average number of full-time equivalents (for the period) (6):
Health and Education Consulting	157	109	149	102
Legal Consulting	676	678	671	591
Financial Consulting	111	65	119	87

Total	944	852	939	780
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$83	$81	$167	$177
Legal Consulting	$39	$32	$79	$60
Financial Consulting	$69	$63	$133	$127
Total	$50	$41	$100	$83

(1)	Includes non-cash compensation expense as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Health and Education Consulting	$2,238	$4,872
Financial Consulting	812	1,624

Total	$3,050	$6,496

(2)	Legal Consulting revenues and operating income for the three months ended June 30, 2010 included $1.1 million of data processing revenues that relate to services performed in the first quarter of 2010 that should have been recorded in that quarter. See note 2 to the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report.

(3)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

(4)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

(5)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

(6)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

Non-GAAP Financial Measures
The tables below include financial measures of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), Adjusted Net Income from Continuing Operations, and Adjusted Diluted Earnings per Share, which are non-GAAP measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The aforementioned terms are defined as follows:
•	Adjusted EBITDA refers to a financial measure that we define as earnings before interest and other expenses, income tax expense, depreciation and amortization, non-cash compensation, restatement related expenses, restructuring charges, litigation settlement and other gain.

•	Adjusted Net Income from Continuing Operations refers to net income from continuing operations excluding the after tax effects of amortization of intangible assets, non-cash compensation, restatement related expenses, restructuring charges, litigation settlement and other gain.

•	Adjusted Diluted Earnings per Share refers to net income from continuing operations per diluted share, excluding the per share after-tax effects of amortization of intangible assets, non-cash compensation, restatement related expenses, restructuring charges, litigation settlement and other gain.
These non-GAAP financial measures may be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with GAAP. Additionally, these non-GAAP measures might not be comparable to similarly titled measures of other companies. We intend to continue to provide these non-GAAP financial measures as part of our future earnings discussions and, therefore, the inclusion of these non-GAAP financial measures will provide consistency in our financial reporting.
In evaluating the Company’s financial performance, we believe that the use of such measures, as supplements to net income, diluted earnings per share and other GAAP measures, are useful indicators for our investors. These useful indicators can help readers gain a meaningful understanding of our core operating results and future prospects without the effect of non-cash or other one-time items and the Company’s ability to generate cash flows from operations that are available for taxes, capital expenditures, and debt repayment. We also use these non-GAAP financial measures when publicly providing our business outlook, for internal management purposes, and as a basis for evaluating potential acquisitions. A reconciliation of these non-GAAP measures to GAAP results is provided below:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$143,708	$154,446	$282,601	$305,576

Net income from continuing operations	$3,268	$7,845	$6,184	$13,459
Add back:
Income tax expense	1,937	7,693	4,142	13,171
Interest and other expenses	4,020	2,378	6,729	5,585
Depreciation and amortization	5,738	6,746	11,268	14,004

Earnings before interest, taxes, depreciation and amortization (EBITDA)	14,963	24,662	28,323	46,219
Add back:
Non-cash compensation	—	3,050	—	6,496
Restatement related expenses	2,428	385	3,187	385
Restructuring charges	1,165	—	1,165	—
Litigation settlement	4,764	—	4,764	—
Other gain	—	(2,687)	—	(2,687)

Adjusted EBITDA	$23,320	$25,410	$37,439	$50,413

Adjusted EBITDA as a percentage of revenues	16.2%	16.5%	13.2%	16.5%

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income from continuing operations	$3,268	$7,845	$6,184	$13,459

Weighted average shares — diluted	20,756	20,405	20,627	20,329
Diluted earnings per share from continuing operations	$0.16	$0.38	$0.30	$0.66

Add back:
Amortization of intangible assets	1,890	2,396	3,784	5,392
Non-cash compensation	—	3,050	—	6,496
Restatement related expenses	2,428	385	3,187	385
Restructuring charges	1,165	—	1,165	—
Litigation settlement	4,764	—	4,764	—
Other gain	—	(2,687)	—	(2,687)
Tax effect	(4,072)	(39)	(5,160)	(1,267)

Total adjustments, net of tax	6,175	3,105	7,740	8,319

Adjusted Net Income from Continuing Operations	$9,443	$10,950	$13,924	$21,778

Weighted average shares — diluted	20,756	20,405	20,627	20,329
Adjusted Diluted Earnings per Share	$0.45	$0.54	$0.68	$1.07

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Revenues
Revenues decreased $10.7 million, or 7.0%, to $143.7 million for the second quarter of 2010 from $154.4 million for the second quarter of 2009.
Of the overall $10.7 million decrease in revenues, $23.1 million was attributable to our full-time billable consultants, partially offset by a $12.4 million increase attributable to our full-time equivalents. The $23.1 million decrease in full-time billable consultant revenues was primarily attributable to a decrease in the demand for our services coupled with a continued weakened economy that has resulted in a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements. Our average billing rate decreased in the quarter compared to the same period in the prior year, however utilization increased slightly due to the decrease in our billable headcount. The $12.4 million increase in full-time equivalent revenues resulted from increased demand for our variable, on-demand consultants in our Financial Consulting and Legal Consulting segments.
Total Direct Costs
Our direct costs decreased $8.9 million, or 8.9%, to $90.2 million in the three months ended June 30, 2010 from $99.1 million in the three months ended June 30, 2009. The decrease was primarily related to a $9.4 million decrease in salaries and benefit costs associated with a decrease in our revenue generating professionals compared to the same period in the prior year, coupled with a decrease of $3.1 million in non-cash compensation in the second quarter of 2010 compared to the second quarter of 2009. We recorded non-cash compensation expense of $3.1 million during the second quarter of 2009, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” These decreases were partially offset by a $2.6 million increase in direct costs attributable to an increased usage of independent contractors, primarily within our Legal Consulting segment, and a $0.3 million increase in share-based compensation expense associated with our revenue-generating professionals. Share-based compensation increased $0.3 million to $4.5 million in the second quarter of 2010 compared to $4.2 million in the second quarter of 2009, resulting from the granting of restricted stock awards to key employees during the first half of 2010.
Total direct costs for the three months ended June 30, 2010 included $0.9 million of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition. This was a decrease of $0.2 million compared to the same period in the prior year.
Operating Expenses
Selling, general and administrative expenses decreased $2.8 million, or 8.6%, to $30.2 million in the second quarter of 2010 from $33.0 million in the second quarter of 2009. In response to current market conditions and lowered revenue expectations, during the third quarter of 2009, we initiated a cost reduction program to align our cost structure with anticipated demand. This cost reduction effort is estimated to result in an annualized $30.0 million reduction in expenses and is primarily comprised of labor-related cost savings including salary, benefits and bonus resulting from a reduction in the number of revenue-generating employees. These efforts are expected to allow us to maintain appropriate operating margins while paying adequate bonuses until economic conditions improve. We experienced net overall reductions in general and administrative expenses in the second quarter of 2010 compared to the same period in the prior year, primarily related to decreases in promotion and marketing, training, and facilities costs. Additionally, share-based compensation expense associated with our non-revenue-generating professionals decreased $0.9 million from $2.5 million in the second quarter of 2009 to $1.6 million in the second quarter of 2010, primarily related to forfeitures by former employees of certain restricted stock awards in the second half of 2009.
In the second quarter of 2010, we consolidated two of our offices into one existing location and recorded a restructuring charge of $1.2 million related to the exit of the excess office space. The $1.2 million charge is primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement. There is no sublease income assumed in the restructuring charge due to the short term nature of the remaining lease term.
Expenses incurred in connection with our restatement, discussed above under “Restatement of Previously-Issued Financial Statements,” totaled $2.4 million in the second quarter of 2010 compared to $0.4 million in the second quarter of 2009. In both periods, restatement related expenses were primarily comprised of legal fees.
Depreciation expense decreased $0.5 million, or 11.4%, to $3.9 million in the three months ended June 30, 2010 from $4.4 million in the three months ended June 30, 2009 primarily due to a decrease in capital expenditures related to the cost reduction program discussed above coupled with a decrease in the number of employees. Non-direct intangible assets amortization expense decreased $0.3 million, or 23.1%, to $1.0 million for the three months ended June 30, 2010 from $1.3 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.
In the second quarter of 2010, we settled an ongoing litigation matter which resulted in a litigation settlement charge of $4.8 million. See “Part II — Item I. Legal Proceedings” of this Quarterly Report for further discussion of the settled litigation matter.
In the second quarter of 2009, we recognized a gain of $2.7 million related to the release of employee non-solicitation agreements and settlement of other contractual obligations, compared to zero in the comparable period of 2010.
Operating Income
Operating income decreased $8.7 million, or 48.5%, to $9.2 million in the second quarter of 2010 from $17.9 million in the second quarter of 2009. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 6.4% in the three months ended June 30, 2010 compared to 11.6% in the three months ended June 30, 2009. The decrease in operating margin was primarily attributable to the litigation settlement charge recognized in the second quarter of 2010, the increase in restatement related expenses combined with the decrease in the other gain recognized in the second quarter of 2009 compared to the second quarter of 2010, as discussed above.
As described above under “Restatement of Previously-Issued Financial Statements,” no further Shareholder Payments or Employee Payments will be made as a result of amendments to certain agreements among the selling shareholders of certain Acquired Businesses effective August 1, 2009, and acquisition-related payments for the period after August 1, 2009 are accounted for as additional purchase consideration and not also as non-cash compensation expense. We recognized $3.3 million of non-cash compensation expense during the second quarter of 2009 related to Shareholder Payments and Employee Payments, $3.1 million of which was included in continuing operations. We have incurred, and expect to continue to incur in future periods, a moderate increase in cash compensation expense related to Shareholder Payments and Employee Payments, which we currently estimate to be no more than $4 million in each of 2010 and 2011. Additionally, as a result of the impact of the restatement on our business, we have incurred, and expect to continue to incur in future periods, a moderate increase in cash and share-based compensation expense to retain our top-performing employees. We have also incurred, and expect to continue to incur in future periods, an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of time in certain practice groups, the restatement, the SEC investigations with respect to the circumstances that led to the restatement and the allocation of time in certain practice groups, the USAO’s request for certain documents and the private shareholder class action lawsuits and derivative lawsuits in respect of the restatement. To the extent permitted by law, our by-laws and articles of incorporation require that we indemnify our officers and directors against judgments, fines and amounts paid in settlement, including attorneys’ fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to us if such person acted in good faith. Although there is no limit on the amount of indemnification, we may have recourse against our insurance carrier for certain payments made.
Other Expense
Other expense increased $1.6 million, or 69.0%, to $4.0 million in the second quarter of 2010 from $2.4 million in the second quarter of 2009. The $1.6 million increase was primarily due to a $0.6 million increase in interest expense resulting from an increase in our level of borrowings combined with an increase in interest rates, as well as a $0.1 million increase in foreign exchange rate losses. Also contributing to this increase was a $0.9 million loss in the market value of our investments that are used to fund our deferred compensation liability. This loss was offset by a decrease in direct costs as our corresponding deferred compensation liability decreased.
As further described below under “Liquidity and Capital Resources”, the fees and interest we pay on outstanding borrowings vary based on our total debt to EBITDA ratio as set forth in the Revolving Credit and Term Loan Credit Agreement, as amended (the “Credit Agreement”). The fees and interest we paid on outstanding borrowings during the second quarter of 2010 exceeded those paid during the second quarter of 2009, and such fees and interest may in the future continue to exceed those paid in comparable historical periods as a result of a decrease in our EBITDA and the related impact of a lower EBITDA on the total debt to EBITDA ratio. In addition, the interest rate will increase as a result of amended terms to the Credit Agreement entered into on June 30, 2010 providing for increased interest spreads and fees as described below under “Liquidity and Capital Resources”.
Income Tax Expense
For the second quarter of 2010, we recognized income tax expense of $1.9 million on income from continuing operations of $5.2 million. For the second quarter of 2009, we recognized income tax expense of $7.7 million on income from continuing operations of $15.5 million. Our effective income tax rate decreased to 37.2% for the second quarter of 2010 from 49.5% in the same period last year. The lower effective income tax rate in the second quarter of 2010 was primarily attributable to a true up of certain accruals related to uncertain tax positions and deferred tax liabilities based on updated information in the second quarter, coupled with the fact that there was no non-cash compensation expense in 2010. The higher effective income tax rate in the second quarter of 2009 was primarily attributable to non-cash compensation expense in 2009, which was not tax deductible because the Shareholder Payments and Employee Payments resulting in the non-cash compensation expense were not made by us.
Net Income from Continuing Operations
Net income from continuing operations was $3.3 million for the three months ended June 30, 2010 compared to net income from continuing operations of $7.8 million for the same period last year. The $4.5 million decrease in net income from continuing operations was primarily due to the $10.7 million decrease in revenue, a restructuring charge of $1.2 million, restatement related expenses of $2.4 million, and a litigation settlement charge of $4.8 million, partially offset by an $8.8 million decrease in direct costs, which includes non-cash compensation expense of zero in the second quarter of 2010 compared to $3.1 million in the second quarter of 2009, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” Additionally, decreases in selling, general and administrative expense of $2.8 million and a lower effective income tax rate, as described above, contributed to the variance. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the second quarter of 2010 was $0.16 compared to diluted earnings per share of $0.38 for the second quarter of 2009.
Included in net income from continuing operations is $0.7 million of after-tax data processing revenues from our Legal Consulting segment that relate to services performed in the first quarter of 2010 that should have been recorded in that quarter. Management has concluded that this $0.7 million after-tax revenue item is immaterial to the Company’s financial results for both the first and the second quarter of 2010. See note “2. Basis of Presentation” under “Part I — Item 1. Consolidated Financial Statements” of this Quarterly Report. Had this revenue been recorded in the first quarter of 2010, net income from continuing operations attributable to the Company for the three month period ended March 31, 2010 would have increased by $0.04 per diluted share and net income from continuing operations for the three month period ended June 30, 2010 would have decreased by $0.04 per diluted share. After evaluating the qualitative and quantitative aspects of this adjustment, we concluded that our previously issued financial statements were not materially misstated for the quarter ended March 31, 2010 and the effect of recognizing this adjustment during the second quarter of 2010 is not material for the period then ended.

Discontinued Operations
In December 2009, our Board of Directors approved a plan to divest two businesses within the Financial Consulting operating segment. As part of the strategy to focus on our core businesses, we have committed to a plan to sell the portion of the international operations that include the office and respective operations in Japan. During the second quarter of 2010, the discussions with a prospective buyer ended without a sale of the operations. As a result, the Board approved a plan to wind down the Japan operations effective June 30, 2010. Additionally, on December 31, 2009 we completed the sale of the strategy business Galt, which was acquired in April 2006, back to its three original principals. As a result of these actions, the operating results of Japan and Galt are reported as “discontinued operations.” Net loss from discontinued operations was $0.9 million in the second quarter of 2010, compared to net income from discontinued operations of $1.8 million in the second quarter of 2009. See note “5. Discontinued Operations” under “Part I — Item 1. Consolidated Financial Statements” of this Quarterly Report for further information about our discontinued operations.
Non-GAAP Financial Measures
As discussed above under the heading “Non-GAAP Financial Measures,” adjusted EBITDA refers to a non-GAAP financial measure that we define as earnings before interest and other expenses, income tax expense, depreciation and amortization, non-cash compensation, restatement related expenses, restructuring charges, litigation settlement and other gain. Adjusted EBITDA decreased $2.1 million, or 8.2%, in the second quarter of 2010 compared to the second quarter of 2009. Adjusted EBITDA as a percentage of revenues decreased 0.3% to 16.2% for the second quarter of 2010 compared to 16.5% for the second quarter of 2009.
Adjusted Net Income from Continuing Operations refers to net income from continuing operations excluding the after tax effects of amortization of intangible assets, non-cash compensation, restatement related expenses, restructuring charges, litigation settlement charge and other gain. Adjusted Diluted Earnings per Share refers to net income from continuing operations per diluted share, excluding the per share after-tax effects of amortization of intangible assets, non-cash compensation, restatement related expenses, restructuring charges, litigation settlement charge and other gain. Adjusted Net Income from Continuing Operations decreased $1.6 million, or 13.8%, to $9.4 million in the second quarter of 2010 from $11.0 million in the second quarter of 2009. Adjusted Diluted Earnings per Share was $0.45 in the second quarter of 2010 compared to $0.54 in the second quarter of 2009.
The decreases in Adjusted EBITDA, Adjusted Net Income from Continuing Operations and Adjusted Diluted Earnings per share in the second quarter of 2010 compared to the second quarter of 2009 are primarily related to the decrease in revenue, discussed above, which was partially offset by a decrease in operating expenses resulting from a reduction in both labor and non-labor expenses.
Segment Results
Health and Education Consulting
Revenues
Health and Education Consulting segment revenues decreased $7.7 million, or 8.4%, to $83.8 million for the second quarter of 2010 from $91.5 million for the second quarter of 2009. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 23.5%, 53.2%, 20.0% and 3.3% of this segment’s revenues during the three months ended June 30, 2010, respectively, compared to 22.3%, 55.2%, 19.9% and 2.6%, respectively, for the comparable period in 2009.
Of the overall $7.7 million decrease in revenues, $11.9 million was attributable to our full-time billable consultants, partially offset by an increase of $4.2 million attributable to our full-time equivalents. The $11.9 million decrease in full-time billable consultant revenues reflected a decrease in the demand for our services, combined with a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements. The Health and Education Consulting segment experienced a decrease in the number of consultants, as well as a decrease in the average billing rate per hour and the utilization rate. Performance-based revenues recognized in the period upon meeting performance criteria represented $1.5 million of the decrease. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.
Operating Income
Health and Education Consulting segment operating income decreased $5.6 million, or 16.4%, to $28.8 million in the three months ended June 30, 2010 from $34.4 million in the three months ended June 30, 2009. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 34.4% for the second quarter of 2010 from 37.6% in the same period last year. The decrease in this segment’s operating margin was principally attributable to increased compensation as a percentage of revenues coupled with a contract settlement gain recognized in the second quarter of 2009. These operating margin decreases were partially offset by a decrease in non-cash compensation expense. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $2.2 million in the second quarter of 2009 compared to zero in the first quarter of 2010 and reduced this segment’s operating margin by 244 basis points in the second quarter of 2009.
Legal Consulting
Revenues
Legal Consulting segment revenues increased $2.7 million, or 8.7%, to $34.0 million for the second quarter of 2010 from $31.2 million for the second quarter of 2009. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 90.4%, 9.6% and 0.0% of this segment’s revenues during the three months ended June 30, 2010, respectively, compared to 90.2%, 9.6% and 0.2% , respectively, for the comparable period in 2009.
Of the overall $2.7 million increase in revenues in the Legal Consulting segment, $4.5 million was attributable to our full-time equivalents, which was partially offset by a $1.8 million decrease attributable to our full-time billable consultants. The $4.5 million increase in full-time equivalent revenues primarily reflected an increase in demand for our document review services. Revenues from full-time equivalents for the second quarter of 2010 also included $1.1 million of data processing revenues that relate to services performed in the first quarter of 2010 that should have been recorded in that quarter. Management has concluded that this $1.1 million revenue item is immaterial to the Company’s financial results for both the first and the second quarter of 2010. See note “2. Basis of Presentation” under “Part I — Item 1. Notes to Consolidated Financial Statements” of this Quarterly Report. The $1.8 million decrease in full-time billable consultant revenues reflected a decrease in the demand for our operational consulting services coupled with a decrease in the number of full-time billable consultants and a decrease in the average billing rate for this segment. Utilization increased in this segment primarily due to a decrease in headcount in the second quarter of 2010 compared to the second quarter of 2009.
Operating Income
Legal Consulting segment operating income increased $1.6 million, or 20.6%, to $9.3 million in the three months ended June 30, 2010 from $7.7 million in the three months ended June 30, 2009. The increased operating income in this segment is primarily related to the $1.1 million out-of-period revenue adjustment related to data processing revenues that should have been recorded in the first quarter of 2010. Segment operating margin increased to 27.4% for the second quarter of 2010 from 24.7% in the same period last year. The increase in this segment’s operating margin was primarily attributable to the $1.1 million out-of-period revenue adjustment, mentioned above, as well as to lower total compensation cost as a percentage of revenues as well as lower promotion and marketing as a percentage of revenues, partially offset by increased general administration as a percentage of revenues.
Financial Consulting
Revenues
Financial Consulting segment revenues decreased $5.8 million, or 18.2%, to $26.0 million for the second quarter of 2010 from $31.7 million for the second quarter of 2009. Revenues from time-and-expense engagements and fixed-fee engagements represented 91.8% and 8.2% of this segment’s revenues during the second quarter of 2010, respectively. For the second quarter of 2009, time-and-expense engagements and fixed-fee engagements represented 95.5% and 4.5%, respectively.
Of the overall $5.8 million decrease in revenues, $9.4 million was attributable to our full-time billable consultants, which was partially offset by a $3.6 million increase attributable to our full-time equivalents. The $9.4 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services. The $3.6 million increase in full-time equivalent revenues resulted from an increase in demand for our variable, on-demand consultants.
Operating Income
Financial Consulting segment operating income increased $0.8 million, or 20.7%, to $4.7 million in the three months ended June 30, 2010 compared to $3.9 million in the three months ended June 30, 2009. Segment operating margin increased to 18.1% for the second quarter of 2010 from 12.3% in the same period last year. The increase in this segment’s operating margin as a percentage of revenue was attributable to decreases in non-cash compensation expense, stock compensation expense, cash compensation and promotion and marketing expenses. Non-cash compensation expense of $0.8 million, which primarily represents Shareholder Payments as described above under “Restatement of Previously-Issued Financial Statements,” reduced this segment’s operating margin by 255 basis points in the second quarter of 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Revenues
Revenues decreased $23.0 million, or 7.5%, to $282.6 million for the first half of 2010 from $305.6 million for the first half of 2009.
Of the overall $23.0 million decrease in revenues, $52.3 million was attributable to our full-time billable consultants, partially offset by a $29.3 million increase attributable to our full-time equivalents. The $52.3 million decrease in full-time billable consultant revenues was primarily attributable to a decrease in the demand for our services coupled with a continued weakened economy that has resulted in a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements. Our average billing rate and utilization decreased in the first half of 2010 compared to same period in the prior year. The $29.3 million increase in full-time equivalent revenues primarily resulted from increased demand for our variable, on-demand consultants in our Financial Consulting and Legal Consulting segments.
Total Direct Costs
Our direct costs decreased $10.5 million, or 5.4%, to $184.8 million in the six months ended June 30, 2010 from $195.3 million in the six months ended June 30, 2009. The decrease was primarily related to a $13.3 million decrease in salaries and benefit costs associated with a decrease in our revenue generating professionals compared to the same period in the prior year, coupled with a decrease of $6.5 million in non-cash compensation in the first half of 2010 compared to the first half of 2009. We recorded non-cash compensation expense of $6.5 million during the first half of 2009, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” These decreases were partially offset by a $7.6 million increase in direct costs attributable to an increased usage of independent contractors, primarily within our Legal Consulting segment, and a $0.7 million increase in share-based compensation expense associated with our revenue-generating professionals. Share-based compensation increased $0.7 million to $9.0 million in the first half of 2010 compared to $8.3 million in the first half of 2009, resulting from the granting of share-based payment awards to key employees during the first half of 2010.
Total direct costs for the six months ended June 30, 2010 included $1.8 million of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition. This was a decrease of $1.0 million compared to the same period in the prior year.
Operating Expenses
Selling, general and administrative expenses decreased $6.0 million, or 9.1%, to $60.3 million in the first half of 2010 from $66.3 million in the first half of 2009. In response to current market conditions and lowered revenue expectations, during the third quarter of 2009, we initiated a cost reduction program to align our cost structure with anticipated demand. This cost reduction effort is estimated to result in an annualized $30.0 million reduction in expenses and is primarily comprised of labor-related cost savings including salary, benefits and bonus resulting from a reduction in the number of revenue-generating employees. These efforts are expected to allow us to maintain appropriate operating margins while paying adequate bonuses until economic conditions improve. We experienced net overall reductions in general and administrative expenses in the first half of 2010 compared to the same period in the prior year, primarily related to decreases in promotion and marketing, recruiting, training, and facilities Additionally, share-based compensation expense associated with our non-revenue-generating professionals decreased $2.0 million from $4.9 million in the first half of 2009 to $2.9 million in the first half of 2010, primarily related to forfeitures of certain restricted stock awards in the second half of 2009.
In the second quarter of 2010, we consolidated two of our offices into one existing location and recorded a restructuring charge of $1.2 million related to the exit of the excess office space. The $1.2 million charge is primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement. There is no sublease income assumed in the restructuring charge due to the short term nature of the remaining lease term.
Expenses incurred in connection with our restatement, discussed above under “Restatement of Previously-Issued Financial Statements,” totaled $3.2 million in the first half of 2010 compared to $0.4 million in the first half of 2009. In both periods, restatement related expenses were primarily comprised of legal fees.

Depreciation expense decreased $1.1 million, or 12.8%, to $7.5 million in the six months ended June 30, 2010 from $8.6 million in the six months ended June 30, 2009 primarily due to a decrease in capital expenditures related to the cost reduction program discussed above coupled with a decrease in the number of employees. Non-direct intangible assets amortization expense decreased $0.6 million, or 23.1%, to $2.0 million for the six months ended June 30, 2010 from $2.6 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.
In the second quarter of 2010, we settled an ongoing litigation matter which resulted in a litigation settlement charge of $4.8 million. See “Part II — Item 1. Legal Proceedings” of this Quarterly Report for further discussion of the settled litigation matter.
In the first half of 2009, we recognized a gain of $2.7 million related to the release of employee non-solicitation agreements and settlement of other contractual obligations, compared to zero in the comparable period of 2010.
Operating Income
Operating income decreased $15.1 million, or 47.1%, to $17.1 million in the first half of 2010 from $32.2 million in the first half of 2009. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 6.0% in the six months ended June 30, 2010 compared to 10.5% in the six months ended June 30, 2009. The decrease in operating margin was primarily attributable to the increase in payroll costs directly associated with revenue-generating personnel and an increase in the use of independent contractors primarily within our Legal Consulting segment, the litigation settlement charge and restatement related expenses, partially offset by a decrease in non-cash compensation expense, as discussed above.
Other Expense
Other expense increased $1.1 million, or 20.5%, to $6.7 million in the first half of 2010 from $5.6 million in the first half of 2009. The $1.1 million increase was primarily due to a $0.8 million increase in interest expense resulting from an increase in our level of borrowings combined with an increase in interest rates, as well decrease in the market value of our investments that are used to fund our deferred compensation liability of $0.5 million. This loss was offset by a decrease in direct costs as our corresponding deferred compensation liability decreased. These increases were partially offset by $0.2 million increase in foreign exchange rate gains.
As further described below under “Liquidity and Capital Resources”, the fees and interest we pay on outstanding borrowings vary based on our total debt to EBITDA ratio as set forth in the Revolving Credit and Term Loan Credit Agreement, as amended (the “Credit Agreement”). The fees and interest expense we paid on outstanding borrowings during the first half of 2010 exceeded those paid during the first half of 2009, and such fees and interest may in the future continue to exceed those paid in comparable historical periods as a result of a decrease in our EBITDA and the impact of a lower EBITDA on the total debt to EBITDA ratio, and also as a result of amended terms to the Credit Agreement entered into on June 30, 2010 providing for increased interest spreads and fees as described below under “Liquidity and Capital Resources”.
Income Tax Expense
For the first half of 2010, we recognized income tax expense of $4.1 million on income from continuing operations of $10.3 million. For the first half of 2009, we recognized income tax expense of $13.2 million on income from continuing operations of $26.6 million. Our effective income tax rate decreased to 40.1% for the first half of 2010 from 49.5% in the same period last year. The lower effective income tax rate in the first half of 2010 was primarily attributable to a true up of certain accruals related to uncertain tax positions and deferred tax liabilities based on updated information in the second half of the six month period, coupled with the fact that there was no non-cash compensation expense in 2010. The higher effective income tax rate in the first half of 2009 was primarily attributable to non-cash compensation expense in 2009, which was not tax deductible because the Shareholder Payments and Employee Payments resulting in the non-cash compensation expense were not made by us.
Net Income from Continuing Operations
Net income from continuing operations was $6.2 million for the six months ended June 30, 2010 compared to net income from continuing operations of $13.5 million for the same period last year. The $7.3 million decrease in net income from continuing operations was primarily due to the $23.0 million decrease in revenue, a litigation settlement charge of $4.8 million, restatement related expense increase of $2.8 million and a restructuring charge of $1.2 million, partially offset by a $10.5 million decrease in direct costs, which includes non-cash compensation expense of zero in the first half of 2010 compared to $6.5 million in the first half of 2009, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” Additionally, decreases in direct compensation costs and selling, general and administrative expense combined with a lower effective income tax rate, as described above, contributed to the variance. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the first half of 2010 was $0.30 compared to diluted earnings per share of $0.66 for the first half of 2009.
Discontinued Operations
Net loss from discontinued operations was $1.3 million in the first half of 2010, compared to net income from discontinued operations of $3.3 million in the first half of 2009. See note “5. Discontinued Operations” under “Part I — Item 1. Consolidated Financial Statements” of this Quarterly Report for further information about our discontinued operations.
Non-GAAP Financial Measures
Adjusted EBITDA decreased $13.0 million, or 25.7%, in the first half of 2010 compared to the first half of 2009. Adjusted EBITDA as a percentage of revenues decreased 3.3% to 13.2% for the first half of 2010 compared to 16.5% for the first half of 2009.
Adjusted Net Income from Continuing Operations decreased $7.9 million, or 36.1%, to $13.9 million in the first half of 2010 from $21.8 million in the first half of 2009. Adjusted Diluted Earnings per Share was $0.68 in the first half of 2010 compared to $1.07 in the first half of 2009.
The decreases in Adjusted EBITDA, Adjusted Net Income from Continuing Operations and Adjusted Diluted Earnings per Share in the first half of 2010 compared to the first half of 2009 are primarily related to the decrease in revenue, discussed above, which was partially offset by a decrease in operating expenses resulting from a reduction in both labor and non-labor expenses.
Segment Results
Health and Education Consulting
Revenues
Health and Education Consulting segment revenues decreased $22.8 million, or 12.4%, to $160.7 million for the first half of 2010 from $183.5 million for the first half of 2009. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 23.5%, 54.4%, 18.6% and 3.5% of this segment’s revenues during the six months ended June 30, 2010, respectively, compared to 24.1%, 55.2%, 18.2% and 2.5%, respectively, for the comparable period in 2009.
Of the overall $22.8 million decrease in revenues, $29.6 million was attributable to our full-time billable consultants, partially offset by an increase of $6.8 million attributable to our full-time equivalents. The $22.8 million decrease in full-time billable consultant revenues reflected a decrease in the demand for our services, combined with a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements. The Health and Education Consulting segment experienced a decrease in the number of consultants, as well as a decrease in the average billing rate per hour and the utilization rate. Performance-based revenues recognized in the period upon meeting performance criteria represented $3.0 million of the decrease. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.
Operating Income
Health and Education Consulting segment operating income decreased $18.2 million, or 26.7%, to $49.9 million in the six months ended June 30, 2010 from $68.1 million in the six months ended June 30, 2009. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 31.0% for the first half of 2010 from 37.1% in the same period last year. The decrease in this segment’s operating margin was attributable to an overall decrease in revenue, discussed above, that was not accompanied by a corresponding decrease in direct costs and general administrative operating expenses as a percentage of revenues. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $4.9 million in the first half of 2009 compared to zero in the first half of 2010 and reduced this segment’s operating margin by 265 basis points in the first half of 2009.

Legal Consulting
Revenues
Legal Consulting segment revenues increased $13.0 million, or 23.9%, to $67.1 million for the first half of 2010 from $54.1 million for the first half of 2009. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 91.6%, 8.4% and 0.0% of this segment’s revenues during the six months ended June 30, 2010, respectively, compared to 89.2%, 10.7% and 0.1%, respectively, for the comparable period in 2009.
Of the overall $13.0 million increase in revenues, $17.7 million was attributable to our full-time equivalents, which was partially offset by a $4.7 million decrease attributable to our full-time billable consultants. The $17.7 million increase in full-time equivalent revenues reflected an increase in demand for our document review services. The $4.7 million decrease in full-time billable consultant revenues reflected a decrease in the demand for our operational consulting services coupled with a decrease in the number of full-time billable consultants.
Operating Income
Legal Consulting segment operating income increased $5.8 million, or 52.6%, to $16.7 million in the six months ended June 30, 2010 from $11.0 million in the six months ended June 30, 2009. Segment operating margin increased to 24.9% for the first half of 2010 from 20.2% in the same period last year. The increase in this segment’s operating margin was attributable to lower total compensation cost, promotion and marketing and support salaries as a percentage of revenues, partially offset by increased general administration and stock compensation increases as a percentage of revenues.
Financial Consulting
Revenues
Financial Consulting segment revenues decreased $13.1 million, or 19.3%, to $54.8 million for the first half of 2010 from $68.0 million for the first half of 2009. Revenues from time-and-expense engagements and fixed-fee engagements represented 92.7% and 7.3% of this segment’s revenues during the first half of 2010, respectively. For the first half of 2009, time-and-expense engagements and fixed-fee engagements represented 94.1% and 5.9%, respectively.
Of the overall $13.1 million decrease in revenues, $17.9 million was attributable to our full-time billable consultants, which was partially offset by a $4.8 million increase attributable to our full-time equivalents. The $17.9 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services. The $4.8 million increase in full-time equivalent revenues resulted from an increase in demand for our variable, on-demand consultants.
Operating Income
Financial Consulting segment operating income decreased $0.1 million, or 0.7%, to $9.4 million in the six months ended June 30, 2010 compared to $9.5 million in the six months ended June 30, 2009. Segment operating margin increased to 17.2% for the first half of 2010 from 14.0% in the same period last year. The increase in this segment’s operating margin was attributable to decreases in non-cash compensation expense, general administrative expense and promotion and marketing expenses, partially offset by higher cash compensation as a percentage of revenue. Non-cash compensation expense of $1.6 million, which primarily represents Shareholder Payments as described above under “Restatement of Previously-Issued Financial Statements,” reduced this segment’s operating margin by 238 basis points in the first half of 2009.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $2.5 million, from $6.5 million at December 31, 2009 to $4.0 million at June 30, 2010. Cash and cash equivalents included $0.9 million and $0.7 million of cash related to discontinued operations as of June 30, 2010 and December 31, 2009, respectively. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.
Cash flows used in operating activities totaled $14.0 million for the six months ended June 30, 2010, compared to cash provided by operating activities of $29.7 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable affect these account balances. The decrease in cash provided by operations was primarily attributable to the increased payment of 2009 performance bonuses during the first quarter of 2010 as compared to the same period last year coupled with an increase in accounts payable payments compared to the prior period, primarily related to the timing of when payments were made. These increased payments were partially offset by an increase in cash provided by operating activities primarily due to the decrease in the current income tax receivable resulting from the receipt of a federal income tax refund in the second quarter of 2010.
Cash used in investing activities was $61.4 million for the six months ended June 30, 2010 and $56.3 million for the same period last year. The use of cash in both periods primarily consisted of payments for acquired businesses, which were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired, totaling $63.2 million and $47.1 million in the first six months of 2010 and 2009, respectively. The use of cash in the first six months of 2010 and 2009 also included purchases of property and equipment. We estimate that the cash utilized for capital expenditures in 2010 will be approximately $10.0 million, primarily for information technology related equipment and software. The use of cash was partially offset by $3.7 million of net proceeds provided by the sale of the Galt strategy business, which is reported as a discontinued operation and discussed above under the heading “Discontinued Operations”.
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
The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At June 30, 2010, outstanding letters of credit totaled $4.6 million and are used as security deposits for our office facilities. As of June 30, 2010, the borrowing capacity under the Credit Agreement was $58.4 million.
In the second quarter of 2010, we settled a pending litigation matter which resulted in a one-time charge of $4.8 million. Additionally, we have been faced with higher than expected costs associated with the 2009 financial statement restatement and are currently disputing with our primary insurance carrier the scope and timing of coverage for a portion of the restatement related costs. As a result, we have recorded this part of the restatement related expenses in the period in which they have been incurred, without an offsetting receivable for insurance proceeds. As a result of these unanticipated charges, on June 30, 2010, we entered into a ninth amendment to the Credit Agreement (the “Credit Agreement”) to amend the definition of Consolidated EBITDA by allowing for the add back of certain non-recurring items, specifically the St. Vincent Catholic Medical Center litigation settlement charge of up to $5.0 million for the periods ending up to and including June 30, 2010, and allowing for the add back of charges resulting from the restatement of the Company’s financial statements in 2009, net of insurance proceeds and other amounts recouped in connection therewith, for the periods ending up to and including December 31, 2011. The allowed amounts for the add back of the restatement charges include up to $17.1 million in fiscal year 2009, up to $10.0 million in fiscal year 2010 and up to $3.0 million in fiscal year 2011.
Fees and interest on borrowings vary based on our total debt to EBITDA ratio as set forth in the Credit Agreement, as amended. As a result of the ninth amendment to the Credit Agreement, the LIBOR Margin, base rate margin, and letters of credit fee rate were amended such that interest is based on a spread of 3.50% over LIBOR or a spread of 2.50% over the base rate (which is the greater of the federal funds rate plus 0.50% or the prime rate), as selected by us. The letters of credit fee is 3.50%, while the non-use fee remains a flat 0.5%. These rates are applicable through the date of delivery of the compliance certificate for the period ended December 31, 2010. For periods subsequent to the December 31, 2010 annual compliance certificate date, the LIBOR Margin, base rate margin and letters of credit fee rate return to the applicable margin pricing in effect prior to the ninth amendment to the Credit Agreement. As such, interest is based on a spread, ranging from 2.25% to 3.25% over LIBOR or a spread, ranging from 1.25% to 2.25% over the base rate (which is the greater of the federal funds rate plus 0.50% or the prime rate), as selected by us. The letters of credit fee ranges from 2.25% to 3.25%, while the non-use fee is a flat 0.5%. The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that began on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the Credit Agreement on February 23, 2012.
Under the Credit Agreement, dividends are restricted to an amount up to 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions need to be approved by the lenders. The Credit Agreement includes quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.35 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 as of September 30, 2009 and decreasing to 2.75:1.00 effective December 31, 2010, as those ratios are defined in the Credit Agreement, as well as a minimum net worth greater than zero. At June 30, 2010, we were in compliance with these financial covenants with a fixed charge coverage ratio of 2.68 to 1.00 and a leverage ratio of 2.51 to 1.00 and net worth greater than zero. Absent the isolated events discussed above that are allowed as an add back under the ninth amendment to the Credit Agreement, we would have met the covenant obligations in effect prior to the amendment.
During the first six months of 2010, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired and that were accrued for at December 31, 2009. We also made borrowings to fund our daily operations. During the six months ended June 30, 2010, the average daily outstanding balance under our credit facility was $270.1 million. Borrowings outstanding under this credit facility at June 30, 2010 totaled $293.0 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. As of June 30, 2010, these borrowings carried a weighted-average interest rate of 4.5% including the effect of the interest rate swap described below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk”, which interest rate increased compared to the first six months of 2009. As a result of the ninth amendment to the Credit Agreement, the spread has been fixed through delivery of the annual compliance certificate for the period ended December 31, 2010, therefore the interest rate through the end of 2010 will be solely related to the changes in the underlying LIBOR and Prime interest rates. Borrowings outstanding at December 31, 2009 totaled $219.0 million and carried a weighted-average interest rate of 4.0%. At both June 30, 2010 and December 31, 2009, we were in compliance with our debt covenants.
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
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our contractual obligations since December 31, 2009 except as described below:
•	In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Additional purchase consideration earned by certain sellers in 2009 totaled $66.2 million for the year ended December 31, 2009, a portion of which was paid in 2009 and all of which was paid by March 31, 2010. Of this amount, $62.3 million was paid in 2010. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $25.0 million for the year ending December 31, 2010.

•	During the first six months of 2010, our long-term borrowings increased from $219.0 million as of December 31, 2009 to $293.0 million as of June 30, 2010.
OFF BALANCE SHEET ARRANGEMENTS
Except for operating leases, we have not entered into any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires disclosure of details of significant transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also clarifies the existing disclosure requirements for the level of disaggregation of fair value measurements and the disclosures on inputs and valuation techniques. The company adopted these provisions effective January 1, 2010. The adoption did not have a significant impact on our consolidated financial statements. In addition, the guidance will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. This additional guidance pertaining to Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those fiscal years. The guidance will be effective for us beginning on January 1, 2011. We do not expect the application of this guidance to have a significant impact on our financial statements.
In June 2009, the FASB issued authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance requires an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. We adopted this pronouncement effective January 1, 2010. The adoption of this pronouncement did not have any impact on our financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate or Prime Rate. At June 30, 2010, we had borrowings outstanding totaling $293.0 million that carried a weighted-average interest rate of 4.5%. A hypothetical one percent change in this interest rate would have a $2.9 million effect on our pre-tax income.
On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this interest rate swap to hedge against the risk of changes in future cash flows related to changes in interest rate on $100.0 million of the total variable-rate borrowings outstanding under our credit facility. Under the terms of the agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively fixed our LIBOR-based rate for $100.0 million of our debt beginning on March 31, 2009 and through February 23, 2012. Including the impact of the swap, the effective interest rate on $100.0 million of our debt was 5.2% as of June 30, 2010. We expect this hedge to be effective.
We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of June 30, 2010.
From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 3, 2007, The Official Committee (the “Committee”) of Unsecured Creditors of Saint Vincents Catholic Medical Centers of New York d/b/a Saint Vincent Catholic Medical Centers (“St. Vincents”), et al. filed suit against Huron Consulting Group Inc., certain of our subsidiaries, including Speltz & Weis LLC, and two of our former managing directors, David E. Speltz (“Speltz”) and Timothy C. Weis (“Weis”), in the Supreme Court of the State of New York, County of New York. On November 26, 2007, Gray & Associates, LLC (“Gray”), in its capacity as trustee on behalf of the SVCMC Litigation Trust, was substituted as plaintiff in the place of the Committee and on February 19, 2008, Gray filed an amended complaint in the action. Beginning in 2004, St. Vincents retained Speltz & Weis LLC to provide management services to St. Vincents, and its two principals, Speltz and Weis, were made the interim chief executive officer and chief financial officer, respectively, of St. Vincents. In May of 2005, we acquired Speltz & Weis LLC. On July 5, 2005, St. Vincents filed for bankruptcy in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). On December 14, 2005, the Bankruptcy Court approved the retention of Speltz & Weis LLC and us in various capacities, including interim management, revenue cycle management and strategic sourcing services. The amended complaint filed by Gray alleges, among other things, breach of fiduciary duties, breach of the New York Not-For-Profit Corporation Law, malpractice, breach of contract, tortious interference with contract, aiding and abetting breaches of fiduciary duties, certain fraudulent transfers and fraudulent conveyances, breach of the implied duty of good faith and fair dealing, fraud, aiding and abetting fraud, negligent misrepresentation, and civil conspiracy, and sought at least $200 million in damages, disgorgement of fees, return of funds or other property transferred to Speltz & Weis LLC, attorneys’ fees, and unspecified punitive and other damages. In the second quarter of 2010, we reached a settlement which resulted in a litigation settlement charge of approximately $4.8 million in the second quarter.
In August, 2009, the SEC commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. We also conducted a separate inquiry, in response to the initial inquiry from the SEC, into the allocation of time within a certain practice group. This matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigations with respect to the restatement and the allocation of time within a certain practice group are ongoing. We are cooperating fully with the SEC in its investigations. As often happens in these circumstances, the USAO for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO.
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
ITEM 1A. RISK FACTORS
In addition to the risk factors described below, see “Risk Factors” in our 2009 annual report on Form 10-K for a complete description of the material risks we face.
Additional hiring, departures, business acquisitions and dispositions could disrupt our operations, increase our costs or otherwise harm our business.
Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire or successfully integrate new employees and acquired businesses without substantial expense, delay or other operational or financial obstacles. Over time however, we may conclude that businesses may not achieve the promise we previously expected. For example, effective December 31, 2009, we disposed of our strategy business and in the second quarter of 2010 we wound down our Japan operations. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition, including those we have completed so far. New acquisitions could also negatively impact existing practices and cause current employees to depart. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:
•	the diversion of management’s time, attention and resources from managing and marketing our company;

•	the failure to retain key acquired personnel or existing personnel who may view the acquisition unfavorably;

•	potential impairment of existing relationships with our clients, such as client satisfaction or performance problems, whether as a result of integration or management difficulties or otherwise;

•	the need to compensate new employees while they wait for their restrictive covenants with other institutions to expire;

•	the creation of conflicts of interest that require us to decline or resign from engagements that we otherwise could have accepted;

•	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

•	increased costs to improve, coordinate or integrate managerial, operational, financial and administrative systems;

•	the usage of earn-outs based on the future performance of our business acquisitions may deter the acquired company from fully integrating into our existing business;

•	a decision not to fully integrate an acquired business may lead to the perception of inequalities if different groups of employees are eligible for different benefits and incentives or are subject to different policies and programs;

•	difficulties in integrating diverse backgrounds and experiences of consultants, including if we experience a transition period for newly hired consultants that results in a temporary drop in our utilization rates or margins; and

•	the adverse short-term effects on reported operating results from the amortization or write-off of acquired goodwill and other intangible assets.
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
We operate both domestically and internationally, including in the Middle East, Europe and Asia. Although historically our international operations have been limited, we intend to continue to expand internationally. Such expansion may result in additional risks that are not present domestically and which could adversely affect our business or our results of operations, including:
•	compliance with additional U.S. regulations and those of other nations applicable to international operations;

•	cultural and language differences;

•	employment laws and rules and related social and cultural factors;

•	currency fluctuations between the U.S. dollar and foreign currencies, which is harder to predict in the current adverse global economic climate;

•	restrictions on the repatriation of earnings;

•	potentially adverse tax consequences;

•	different regulatory requirements and other barriers to conducting business;

•	different or less stable political and economic environments; and

•	civil disturbances or other catastrophic events.
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
At June 30, 2010, we had outstanding borrowings totaling $293.0 million compared to $219.0 million at December 31, 2009. Our substantial indebtedness could have meaningful consequences for us, including:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2010, we re-acquired 9,274 shares of common stock with a weighted-average fair market value of $20.30 as a result of such tax withholdings as presented in the table below.

	Total Number of			Maximum
	Shares Redeemed	Weighted-	Total Number of	Number of Shares
	to Satisfy	Average Fair	Shares Purchased	that May Yet Be
	Employee Tax	Market Value	as Part of Publicly	Purchased Under
	Withholding	Per Share	Announced Plans	the Plans or
Period	Requirements	Redeemed	or Programs	Programs

April 2010	9,274	$20.30	N/A	N/A
May 2010	—	$—	N/A	N/A
June 2010	—	$—	N/A	N/A

Total	9,274	$20.30	N/A	N/A

N/A — Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.
[Removed and Reserved]
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

		Filed	Incorporated by Reference
Exhibit		here-		Period		Filing
Number	Exhibit Description	with	Form	Ending	Exhibit	Date

3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		10-Q	6/30/09	3.1	8/17/09

4.1	Specimen Stock Certificate.		S-1 (File No. 333-115434)		4.1	10/5/04

10.1	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan		S-8 (File No. 333-166542)		10.1	5/5/10

10.2	Ninth Amendment to Credit Agreement, dated as of June 30, 2010, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.		8-K		10.1	7/6/10

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc. (Registrant)

Date: July 29, 2010	/s/ James K. Rojas

James K. Rojas Vice President, Chief Financial Officer and Treasurer