Form 10-Q
period 2010-09-30
Huron Consulting Group Inc.
filed 2010-11-04
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10—Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50976

Huron Consulting Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0666114
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
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
As of October 19, 2010, 21,892,913 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$6,280	$5,715
Receivables from clients, net	76,243	73,760
Unbilled services, net	50,242	32,530
Income tax receivable	8,746	18,911
Deferred income taxes	13,156	16,338
Prepaid expenses and other current assets	14,929	19,078
Current assets of discontinued operations	12,451	26,451

Total current assets	182,047	192,783
Property and equipment, net	32,415	39,133
Deferred income taxes	19,813	21,298
Other non-current assets	13,463	14,134
Intangible assets, net	16,759	22,406
Goodwill	468,287	464,169
Non-current assets of discontinued operations	—	292

Total assets	$732,784	$754,215

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,754	$7,150
Accrued expenses	28,548	29,185
Accrued payroll and related benefits	38,147	69,758
Accrued consideration for business acquisitions, current portion	2,000	63,188
Income tax payable	272	874
Deferred revenues	15,625	13,155
Current portion of capital lease obligations	68	278
Current liabilities of discontinued operations	3,906	9,405

Total current liabilities	97,320	192,993
Non-current liabilities:
Deferred compensation and other liabilities	6,932	6,131
Accrued consideration for business acquisitions, net of current portion	2,000	—
Capital lease obligations, net of current portion	—	5
Bank borrowings	269,500	219,000
Deferred lease incentives	7,704	8,681
Non-current liabilities of discontinued operations	—	416

Total non-current liabilities	286,136	234,233

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 23,190,037 and 22,624,515 shares issued at September 30, 2010 and December 31, 2009, respectively	220	213
Treasury stock, at cost, 1,266,347 and 995,409 shares at September 30, 2010 and December 31, 2009, respectively	(62,144)	(51,561)
Additional paid-in capital	356,459	335,272
Retained earnings	56,197	43,858
Accumulated other comprehensive loss	(1,404)	(793)

Total stockholders’ equity	349,328	326,989

Total liabilities and stockholders’ equity	$732,784	$754,215

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues and reimbursable expenses:
Revenues	$145,442	$149,013	$408,838	$417,574
Reimbursable expenses	12,860	12,731	36,849	36,892

Total revenues and reimbursable expenses	158,302	161,744	445,687	454,466
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	87,250	91,012	255,194	257,667
Intangible assets amortization	886	961	2,659	3,734
Reimbursable expenses	12,920	12,718	36,915	36,896

Total direct costs and reimbursable expenses	101,056	104,691	294,768	298,297

Operating expenses:
Selling, general and administrative	26,658	27,202	84,750	88,943
Restructuring charges	295	1,942	1,460	1,942
Restatement related expenses	1,056	13,042	4,243	13,427
Litigation settlement	—	—	4,764	—
Depreciation and amortization	4,608	5,484	14,074	16,673
Impairment charge on goodwill	—	67,034	—	67,034

Total operating expenses	32,617	114,704	109,291	188,019
Other gain	—	—	—	2,687

Operating income (loss)	24,629	(57,651)	41,628	(29,163)
Other income (expense):
Interest expense, net of interest income	(4,040)	(3,256)	(10,548)	(9,010)
Other income	261	1,020	43	1,190

Total other expense	(3,779)	(2,236)	(10,505)	(7,820)

Income (loss) from continuing operations before income tax expense	20,850	(59,887)	31,123	(36,983)
Income tax expense (benefit)	9,797	(18,541)	13,875	(6,965)

Net income (loss) from continuing operations	11,053	(41,346)	17,248	(30,018)
Loss from discontinued operations (including gain on disposal of $1.2 million for the three and nine months ended September 30, 2010), net of tax	(3,603)	(22,648)	(4,909)	(17,254)

Net income (loss)	$7,450	$(63,994)	$12,339	$(47,272)

Net earnings (loss) per basic share:
Income (loss) from continuing operations	$0.54	$(2.04)	$0.84	$(1.50)
Loss from discontinued operations, net of tax	$(0.18)	$(1.12)	$(0.24)	$(0.86)

Net income (loss)	$0.36	$(3.16)	$0.60	$(2.36)

Net earnings (loss) per diluted share:
Income (loss) from continuing operations	$0.53	$(2.04)	$0.83	$(1.50)
Loss from discontinued operations, net of tax	$(0.17)	$(1.12)	$(0.23)	$(0.86)

Net income (loss)	$0.36	$(3.16)	$0.60	$(2.36)

Weighted average shares used in calculating earnings (loss) per share:
Basic	20,619	20,239	20,484	20,061
Diluted	20,849	20,239	20,702	20,061
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock
				Additional		Accumulated Other
			Treasury	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2009	21,330,311	$213	$(51,561)	$335,272	$43,858	$(793)	$326,989
Comprehensive income:
Net income	—	—	—	—	12,339	—	12,339
Foreign currency translation adjustment, net of tax	—	—	—	—	—	38	38
Unrealized loss on cash flow hedging instrument, net of tax	—	—	—	—	—	(649)	(649)

Total comprehensive income							11,728
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	604,761	6	(9,204)	9,198	—	—	—
Exercise of stock options	45,221	1	—	39	—	—	40
Share-based compensation	—	—	—	15,904	—	—	15,904
Shares redeemed for employee tax withholdings	—	—	(1,379)	—	—	—	(1,379)
Income tax expense on share- based compensation	—	—	—	(3,954)	—	—	(3,954)

Balance at September, 30, 2010	21,980,293	$220	$(62,144)	$356,459	$56,197	$(1,404)	$349,328

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$12,339	$(47,272)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,840	21,038
Share-based compensation	16,681	16,574
Non-cash compensation	—	8,333
Allowances for doubtful accounts and unbilled services	4,408	3,527
Deferred income taxes	2,704	(44,883)
Loss on disposal of property and equipment	198	—
Gain on sale of business	(1,232)	—
Impairment charge on goodwill	—	106,000
Other gain	—	(2,686)
Changes in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in receivables from clients	4,273	(21,620)
Increase in unbilled services	(16,968)	(24,167)
Decrease in current income tax receivable / payable, net	8,778	5,306
Decrease in other assets	20	308
(Decrease) increase in accounts payable and accrued liabilities	(1,717)	16,246
(Decrease) increase in accrued payroll and related benefits	(37,412)	14,943
Increase (decrease) in deferred revenues	2,000	(3,879)

Net cash provided by operating activities	10,912	47,768

Cash flows from investing activities:
Purchases of property and equipment, net	(4,691)	(10,971)
Net surrender of (investment in) life insurance policies	540	(1,424)
Purchases of businesses	(65,230)	(48,370)
Sales of businesses	7,942	—

Net cash used in investing activities	(61,439)	(60,765)

Cash flows from financing activities:
Proceeds from exercise of stock options	40	160
Shares redeemed for employee tax withholdings	(1,379)	(3,163)
Tax benefit from share-based compensation	720	7,813
Proceeds from borrowings under credit facility	297,500	202,000
Repayments on credit facility	(247,000)	(180,500)
Payments of capital lease obligations	(215)	(283)

Net cash provided by financing activities	49,666	26,027

Effect of exchange rate changes on cash	1,147	(405)

Net increase in cash and cash equivalents	286	12,625
Cash and cash equivalents at beginning of the period	6,459	14,106

Cash and cash equivalents at end of the period (1)	$6,745	$26,731

(1)	Cash and cash equivalents presented herein includes $0.5 million and $0.8 million of cash and cash equivalents classified as discontinued operations as of September 30, 2010 and 2009, respectively.

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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the Unites States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009.
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
For the three and nine months ended September 30, 2010, expenses incurred in connection with the restatement totaled $1.1 million and $4.2 million, respectively, and were primarily comprised of legal fees. For the three and nine months ended September 30, 2009, expenses incurred in connection with the restatement totaled $13.0 million and $13.4 million, respectively, and were primarily comprised of legal and accounting fees, as well as the settlement costs of an indemnification claim arising in connection with a representation and warranty in a purchase agreement for a previous acquisition.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
5. Discontinued Operations
Since December 31, 2009, we have undertaken several separate initiatives to divest certain practices within the Financial Consulting segment in order to enable us to devote more of our energy and financial resources to the remaining businesses of the Company where we have a more substantial market presence. On September 30, 2010, we completed a sale of a portion of the Disputes and Investigations (“D&I”) practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the utilities consulting (“Utilities”) practice. In December 2009, our Board approved a plan to divest the businesses that included the international operations of our Japan office (“Japan”) and the strategy business MS Galt & Co LLC (“Galt”), which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 via a wind down of the business. The Company recognized a gain of $1.2 million in connection with the sale of D&I and a loss of $0.4 million in connection with the sale of Galt. No gain or loss was recorded for the disposal of the Utilities practice or the Japan operations.
As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations” and unless otherwise noted, all amounts discussed within this “Item I. Consolidated Financial Statements” refer to amounts from continuing operations. Amounts previously reported have been reclassified to conform to this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009 aggregates amounts associated with the discontinued operations as described above.
Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$4,089	$23,214	$26,470	$83,510

Loss from discontinued operations before income tax expense (1)(2)(3)	$(3,813)	$(36,435)	$(6,831)	$(25,118)

Net loss from discontinued operations	$(3,603)	$(22,648)	$(4,909)	$(17,254)
The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet as of September 30, 2010 and December 31, 2009 are presented in the following table (amounts in thousands).

	September 30, 2010	December 31, 2009
Assets
Cash	$465	$744
Receivables from clients, net(4)	10,657	22,524
Other current assets	1,329	3,183

Total current assets	12,451	26,451
Other non-current assets	—	292

Total assets	$12,451	$26,743

Liabilities
Accrued payroll and related benefits	$2,089	$7,228
Income tax payable	—	792
Accounts payable, accrued expenses and other liabilities	1,817	1,385

Total current liabilities	3,906	9,405
Other non-current liabilities	—	416

Total liabilities	$3,906	$9,821

(1)	Includes non-cash compensation expense of $0.2 million and $0.8 million for the three and nine months ended September 30, 2009, respectively.

(2)	Includes restructuring related charges of $2.5 million and $5.1 million for the three and nine months ended September 30, 2010, respectively, related to the exit of the D&I practice and Japan operations.

(3)	Includes an impairment charge on goodwill of $39.0 million for the three and nine months ended September 30, 2009.

(4)	Includes $2.1 million of receivables related to the sale of the D&I practice.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
6. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2010.

	Health and
	Education	Legal	Financial
	Consulting	Consulting	Consulting	Total
Balance as of December 31, 2009:
Goodwill	$381,923	$25,784	$162,462	$570,169
Accumulated impairment losses	—	—	(106,000)	(106,000)

Goodwill, net	381,923	25,784	56,462	464,169

Additional purchase price subsequently recorded for business combinations (1)	6,086	(32)	90	6,144
Goodwill allocated to disposal of D&I (2)	—	—	(2,003)	(2,003)
Foreign currency translation — goodwill	—	(23)	—	(23)

Balance as of September 30, 2010:
Goodwill	388,009	25,729	160,549	574,287
Accumulated impairment losses	—	—	(106,000)	(106,000)

Goodwill, net	$388,009	$25,729	$54,549	$468,287

(1)	Consists primarily of additional purchase price earned by selling shareholders subsequent to the business combination, as certain financial performance targets and conditions were met. In the third quarter of 2010, the Company settled a future earn-out agreement with a seller of a previously acquired business based on projected financial performance expectations and recorded $6.0 million of additional purchase consideration. Of this amount, $2.0 million was paid in the third quarter of 2010 and the remainder will be paid out semi-annually until July 1, 2012.

(2)	In accordance with ASC Topic 350, a portion of the goodwill associated with the Financial Consulting segment as of September 30, 2010 was allocated to the D&I practice based on the relative fair value of the business disposed of and the portion of the reporting unit that was retained. Accordingly, goodwill allocated to the Financial Consulting segment was reduced by $2.0 million and included in the gain on disposal of the D&I practice.
Intangible assets as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$14,197	$6,276	$14,199	$4,728
Non-competition agreements	11,271	6,332	11,271	4,839
Tradenames	3,431	3,060	3,431	2,017
Technology and software	8,383	4,855	8,383	3,294

Total	$37,282	$20,523	$37,284	$14,878

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible assets amortization expense was $1.8 million and $5.6 million for the three and nine months ended September 30, 2010, respectively. Intangible assets amortization expense was $2.3 million and $7.6 million for the three and nine months ended September 30, 2009, respectively. Estimated intangible assets amortization expense is $7.5 million for 2010, $5.4 million for 2011, $3.7 million for 2012, $1.8 million for 2013, $1.0 million for 2014, and $0.5 million for 2015. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) from continuing operations	$11,053	$(41,346)	$17,248	$(30,018)
Loss from discontinued operations, net of tax	(3,603)	(22,648)	(4,909)	(17,254)

Net income (loss)	$7,450	$(63,994)	$12,339	$(47,272)

Weighted average common shares outstanding – basic	20,619	20,239	20,484	20,061
Weighted average common stock equivalents	230	—	218	—

Weighted average common shares outstanding – diluted	20,849	20,239	20,702	20,061

Net earnings (loss) per basic share:
Income (loss) from continuing operations	$0.54	$(2.04)	$0.84	$(1.50)
Loss from discontinued operations, net of tax	(0.18)	(1.12)	(0.24)	(0.86)

Net income (loss)	$0.36	$(3.16)	$0.60	$(2.36)

Net earnings (loss) per diluted share:
Income (loss) from continuing operations	$0.53	$(2.04)	$0.83	$(1.50)
Loss from discontinued operations, net of tax	(0.17)	(1.12)	(0.23)	(0.86)

Net income (loss)	$0.36	$(3.16)	$0.60	$(2.36)

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. The weighted average common stock equivalents presented above do not include the anti-dilutive effect of approximately 0.7 million potentially dilutive common stock equivalents for both the three and nine months ended September 30, 2010, and 1.3 million potentially dilutive common stock equivalents for both the three and nine months ended September 30, 2009.
8. Borrowings
The Revolving Credit and Term Loan Credit Agreement, as amended (the “Credit Agreement”), consists of a $180.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”). Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the Credit Agreement. Interest is based on a spread over the London Interbank Offered Rate (“LIBOR”) or a spread over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us.
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
On June 30, 2010, we entered into a ninth amendment to the Credit Agreement to amend the definition of certain terms in effect prior to the amendment. The ninth amendment modifies the following terms:
1.	Modified the definition of Consolidated EBITDA by allowing for the add back of certain non-recurring items, specifically the St. Vincent Catholic Medical Center litigation settlement charges of up to $5 million for the periods ending up to and including June 30, 2010, and allowing for the add back of charges resulting from the restatement of the Company’s financial statements in 2009, net of insurance proceeds and other amounts recouped in connection therewith, for the periods ending up to and including December 31, 2011. The allowed amounts for the add back of the restatement charges include up to $17.1 million in fiscal year 2009, up to $10.0 million in fiscal year 2010 and up to $3.0 million in fiscal year 2011. Absent the amendment, we would not have met the covenant obligations in effect prior to the amendment at June 30, 2010. However, absent the isolated events that are discussed above, that are allowed as an add back under the ninth amendment, we would have met the covenant obligations in effect prior to the amendment at June 30, 2010.

2.	Modified the LIBOR Margin, base rate margin, and letters of credit fee rate through the date of delivery of the annual compliance certificate for the fiscal quarter and fiscal year ending December 31, 2010 to 350 basis points, 250 basis points, and 350 basis points, respectively. The non-use fee rate remains at a flat 50 basis points. Subsequent to the delivery of the December 31, 2010 compliance certificate, the LIBOR Margin, base rate margin and letters of credit fee rate return to the applicable margin pricing in effect prior to the ninth amendment to the Credit Agreement.

3.	Modified the letters of credit sublimit to allow for the issuance of letters of credit by the issuing lender in currencies other than US Dollars.
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
The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At September 30, 2010, outstanding letters of credit totaled $6.2 million and are used primarily as security deposits for our office facilities. As of September 30, 2010, the borrowing capacity under the Credit Agreement was $74.8 million. Borrowings outstanding under the credit facility at September 30, 2010 totaled $269.5 million, all of which

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted-average interest rate of 4.4%, including the effect of the interest rate swap described below in note “10. Derivative Instrument and Hedging Activity”. Borrowings outstanding at December 31, 2009 were $219.0 million and carried a weighted-average interest rate of 4.0%. At both September 30, 2010 and December 31, 2009, we were in compliance with our financial debt covenants. In addition, based upon projected operating results, management believes it is probable that we will meet the financial covenants of the Credit Agreement discussed above at future covenant measurement dates. Accordingly, pursuant to the provisions of FASB ASC Topic 470, “Debt”, all amounts not due within the next twelve months under the amended loan terms have been classified as long-term liabilities.
9. Restructuring Charges
During the third quarter of 2010, we incurred a $0.3 million pre-tax restructuring charge related to the exit of excess office space, as well as severance for certain corporate personnel related to the disposition of the D&I practice discussed above in note “5. Discontinued Operations”. This restructuring reserve balance was $0.3 million as of September 30, 2010.
During the second quarter of 2010, we consolidated two of our offices into one existing location and incurred a $1.2 million pre-tax restructuring charge related to the exit of the office space. The restructuring charge is primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement. There is no sublease income assumed in the restructuring charge due to the short term nature of the remaining lease term. This restructuring reserve balance was $0.9 million as of September 30, 2010.
During the third quarter of 2009, we incurred a $1.9 million pre-tax restructuring charge, consisting of severance payments, related to workforce reductions to balance our employee base with current revenue expectations, market demand, and areas of focus. This restructuring reserve was fully paid as of December 31, 2009.
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
The tables below set forth additional information relating to this interest rate swap designated as a hedging instrument as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009.

	Fair Value (Derivative Liability)
Balance Sheet Location	September 30, 2010	December 31, 2009
Deferred compensation and other liabilities	$1,747	$664

	Amount of Loss, Net of Tax, Recognized in Other
	Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative	2010	2009	2010	2009
Interest rate swap	$(113)	$(498)	$(649)	$(377)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of September 30, 2010.
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
The table below sets forth our fair value hierarchy for our derivative liability measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2010
Liability:
Interest rate swap	$—	$1,747	$—	$1,747

December 31, 2009
Liability:
Interest rate swap	$—	$664	$—	$664
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
12. Comprehensive Income (Loss)
The tables below set forth the components of comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
		Tax			Tax
	Before	(Expense)	Net of	Before	(Expense)	Net of
	Taxes	Benefit	Taxes	Taxes	Benefit	Taxes
Net income (loss)			$7,450			$(63,994)
Other comprehensive income (loss):
Foreign currency translation adjustment	$216	$188	404	$(316)	$(109)	(425)
Unrealized loss on cash flow hedging instrument	(189)	76	(113)	(839)	341	(498)

Other comprehensive income (loss)	$27	$264	291	$(1,155)	$232	(923)

Comprehensive income (loss)			$7,741			$(64,917)

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
		Tax			Tax
	Before	(Expense)	Net of	Before	(Expense)	Net of
	Taxes	Benefit	Taxes	Taxes	Benefit	Taxes
Net income (loss)			$12,339			$(47,272)
Other comprehensive income (loss):
Foreign currency translation adjustment	$(150)	$188	38	$(418)	$(224)	(642)
Unrealized loss on cash flow hedging instrument	(1,083)	434	(649)	(635)	258	(377)

Other comprehensive income (loss)	$(1,233)	$622	(611)	$(1,053)	$34	(1,019)

Comprehensive income (loss)			$11,728			$(48,291)

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Lead Plaintiffs request that the action be declared a class action, and seek unspecified damages, equitable and injunctive relief, and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. On March 30, 2010, Huron, Gary Burge, Gary Holdren and Wayne Lipski jointly filed a motion to dismiss the consolidated complaint. On August 6, 2010, the Court denied the motion to dismiss. The Court entered a scheduling order in the matter on August 16, 2010, and the parties have commenced discovery.
The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement, since consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009 (the “Peters suit”) and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009 (the “Hacias suit”). The consolidated cases are captioned “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation”. On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleges claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010. On October 25, 2010, the Court granted Huron’s motion to dismiss and dismissed plaintiffs’ consolidated complaint with prejudice.
The Company has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement, since consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). Oakland County Employees’ Retirement System, Philip R. Wilmore and Lawrence J. Goelz have been named Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 15, 2010. The consolidated complaint asserts claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Lead Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. On April 7, 2010, the Court denied Huron’s motion to stay the Federal derivative suits. On April 8, 2010, Huron filed a motion to stay discovery proceedings in the derivative suits, pursuant to the Private Securities Litigation Reform Act, pending the resolution of Huron’s motion to dismiss plaintiffs’ consolidated complaint. The Court granted Huron’s motion to stay discovery proceedings in the derivative suits on April 12, 2010. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 27, 2010. Huron’s motion to dismiss was granted, judgment entered and the case closed on September 7, 2010. On October 5, 2010, plaintiffs moved for relief from judgment and for leave to file a first amended complaint. The Court granted plaintiffs’ motion on October 12, 2010, and plaintiffs filed their amended complaint that same day. Defendants’ motion to dismiss the amended complaint is due to be filed on November 5, 2010.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a First Amended qui tam complaint against Huron Consulting Group, Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. On February 2, 2010, Huron filed a motion to dismiss the relator’s federal and state claims. On August 25, 2010, the Court granted Huron’s motion to dismiss without prejudice. On September 29, 2010, relator filed a Second Amended Complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and also seeks to recover an unspecified amount of civil penalties. On October 19, 2010 Huron filed a motion to dismiss the Second Amended Complaint. Huron believes the lawsuit lacks merit and intends to contest the lawsuit vigorously in the event its motion to dismiss is not granted.
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
Guarantees
Guarantees in the form of letters of credit totaling $6.2 million and $4.5 million were outstanding at September 30, 2010 and December 31, 2009, respectively, to support certain office lease obligations as well as Middle East performance bonds.
In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $20.0 million for the year ending December 31, 2010. Additional purchase consideration earned by certain sellers in 2010 and 2009 totaled $6.0 million and $66.2 million for the year ended December 31, 2010 and 2009, respectively. Of these amounts, $4.0 million remains payable as of September 30, 2010.
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
Effective January 1, 2010, we reorganized our practice areas and service lines to better align ourselves to meet market demands and serve our clients. Under our new organizational structure, we have three operating segments: Health and Education Consulting, Legal Consulting and Financial Consulting. The Financial Consulting segment practices primarily include the restructuring and turnaround and accounting advisory service offerings. The Health and Education Consulting and Legal Consulting segments remain unchanged. Previously reported segment information has been reclassified to reflect the reorganization.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
•	Health and Education Consulting. This segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, turnarounds, merger or affiliation strategies, labor productivity, non-labor cost management, information technology, patient flow improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development.

•	Legal Consulting. This segment provides guidance and business services to address the challenges that confront today’s legal organizations. These services add value to corporate law departments and government agencies by helping to reduce legal spending, enhance client service delivery, and increase operational effectiveness. This segment provides measurable results in the areas of digital evidence and discovery services, document review, law firm management services, records management, and strategic and operational improvements. Included in this segment’s offerings is V3locity™, a per page fixed price e-discovery service providing data and document processing, hosting, review and production.

•	Financial Consulting. This segment assists corporations with complex accounting and financial reporting matters, and provides financial analysis in restructuring and turnaround situations. We have an array of services that are flexible and responsive to event- and transaction-based needs across industries. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, and chartered financial analysts that serve attorneys, corporations, and financial institutions as advisors and consultants. Huron also consults with companies in the areas of corporate governance, Sarbanes Oxley compliance, and internal audit, and helps companies with critical finance and accounting department projects utilizing on demand resources.
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
The table below sets forth information about our operating segments for the three and nine months ended September 30, 2010 and 2009, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Health and Education Consulting:
Revenues	$89,051	$99,714	$249,747	$283,205
Operating income	$32,002	$38,676	$81,867	$106,746
Segment operating income as a percent of segment revenues	35.9%	38.8%	32.8%	37.7%
Legal Consulting:
Revenues	$37,885	$29,314	$104,941	$83,423
Operating income	$11,697	$5,360	$28,418	$16,316
Segment operating income as a percent of segment revenues	30.9%	18.3%	27.1%	19.6%
Financial Consulting:
Revenues	$18,506	$19,985	$54,150	$50,946
Operating income	$5,782	$4,421	$15,261	$10,009
Segment operating income as a percent of segment revenues	31.2%	22.1%	28.2%	19.6%
Total Company:
Revenues	$145,442	$149,013	$408,838	$417,574
Reimbursable expenses	12,860	12,731	36,849	36,892

Total revenues and reimbursable expenses	$158,302	$161,744	$445,687	$454,466

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Statement of operations reconciliation:
Segment operating income	$49,481	$48,457	$125,546	$133,071
Charges not allocated at the segment level:
Other selling, general and administrative expenses	20,244	33,590	69,844	78,527
Depreciation and amortization expense	4,608	5,484	14,074	16,673
Impairment charge on goodwill	—	67,034	—	67,034
Other expense, net	3,779	2,236	10,505	7,820

Income (loss) from continuing operations before income tax expense	$20,850	$(59,887)	$31,123	$(36,983)

16. Subsequent Events
On November 1, 2010, we acquired Click Commerce, Inc. (“Click”), a provider of software-based solutions and professional services to leading academic medical centers and research institutions. The purchase further enhances the Company’s higher education and healthcare research technology solutions for clients in the business of research. The results of operations of Click will be included within the Health and Education Consulting segment beginning on November 1, 2010. The acquisition is not deemed significant to the Company’s results of operations and financial condition and the terms of the agreement were not disclosed.
On November 4, 2010, we also acquired TRILANTIC International Limited (“TRILANTIC”), an e-discovery business providing technology solutions to clients in Europe and the Middle East. The purchase further enhances the Company’s discovery offerings for clients globally. The results of operations of TRILANTIC will be included within the Legal Consulting segment beginning on November 4, 2010. The acquisition is not deemed significant to the Company’s results of operations and financial condition and the terms of the agreement were not disclosed.
In response to our evolving business coupled with the continued review of our leased office space, we exited the San Francisco office space on November 1, 2010 due to the excess capacity at the space and the virtual nature of the employees in this geographic region. In conjunction with the exit of the excess office space, we expect to record a restructuring charge of approximately $2.5 million in the fourth quarter of 2010, primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, which are partially offset by estimated sublease income we calculated based on a sublease agreement executed in the fourth quarter of 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this quarterly report on Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “assumes,” “can,” “considers,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates” or “continues”. Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the Securities and Exchange Commission (“SEC”) investigation with respect to the restatement and the related purported private shareholder class action lawsuit and derivative lawsuits, (iii) the SEC investigation and related Company inquiry into the allocation of time within a certain practice group and (iv) the request by the United States Attorney’s Office (“USAO”) for the Northern District of Illinois for certain documents. In addition, these forward-looking statements reflect our current expectation about our future results, levels of activity, performance, or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions, including those in the credit markets, do not continue to deteriorate substantially. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. See “Risk Factors” below and in our 2009 Annual Report on Form 10-K for a description of the material risks we face.
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
Effective January 1, 2010, we reorganized our practice areas and service lines to better align ourselves to meet market demands and serve our clients and as a result, we reduced our operating segments from four to three. We provide our services and manage our business under three operating segments: Health and Education Consulting, Legal Consulting, and Financial Consulting. The Financial Consulting segment practices primarily include the restructuring and turnaround and accounting advisory service offerings. Previously reported segment information has been restated to reflect the reorganization.
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
•	Financial Consulting. Our Financial Consulting segment assists corporations with complex accounting and financial reporting matters, and provides financial analysis in restructuring and turnaround situations. We have an array of services that are flexible and responsive to event- and transaction-based needs across industries. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, and chartered financial analysts that serve attorneys, corporations, and financial institutions as advisors and consultants. Huron also consults with companies in the areas of corporate governance, Sarbanes Oxley compliance, and internal audit, and helps companies with critical finance and accounting department projects utilizing on demand resources.
Since December 31, 2009, we have undertaken several separate initiatives to divest certain practices within the Financial Consulting segment in order to enable us to devote more of our energy and financial resources to the remaining businesses of the Company where we have a more substantial market presence. On September 30, 2010, we completed a sale of a portion of the Disputes and Investigations (“D&I”) practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the utilities consulting (“Utilities”) practice. In December 2009, our Board approved a plan to divest the businesses that included the international operations of our Japan office (“Japan”) and the strategy business MS Galt & Co LLC (“Galt”), which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 via a wind down of the business. As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations” and unless otherwise noted, all amounts discussed within this “Item II. Management Discussion and Analysis of Financial Condition and Results of Operations” refer to amounts from continuing operations. Amounts previously reported have been reclassified to conform with this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison of continued operations. The Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 aggregates amounts associated with the discontinued operations as described above. See note “5. Discontinued Operations” under “Item 1. Consolidated Financial Statements” for additional information about our discontinued operations.
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
Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 46.5% and 44.1% of our revenues in the three months ended September 30, 2010 and 2009, respectively, and 49.2% and 45.2% in the nine months ended September 30, 2010 and 2009, respectively.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. Revenue from fixed-fee engagements represented approximately 40.6% and 35.5% in the three months ended September 30, 2010 and 2009, respectively, and 37.5% and 38.4% in the nine months ended September 30, 2010 and 2009, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 11.1% and 18.9% of our revenues in the three months ended September 30, 2010 and 2009, respectively, and 11.3% and 14.8% in the nine months ended September 30, 2010 and 2009, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.
We also generate revenues from licensing our proprietary software to clients and from providing related training and support during the term of the consulting engagement. Revenues from software licenses are recognized ratably over the term of the related consulting services contract. Thereafter, clients pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 1.8% and 1.5% of our revenues in three months ended September 30, 2010 and 2009, respectively, and 2.0% and 1.6% in the nine months ended September 30, 2010 and 2009, respectively.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The notes to our consolidated financial statements include disclosure of our significant accounting policies. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first nine months of 2010.
Carrying Values of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Pursuant to the provisions of FASB ASC Topic 350, “Intangibles — Goodwill and Other”, goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Pursuant to our policy, we performed the annual goodwill impairment test as of April 30, 2010 and determined that no impairment of goodwill existed as of that date.
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

	Decrease in Fair Value of the Reporting Unit
	Health
	and Education	Legal	Financial
(in thousands)	Consulting	Consulting	Consulting
Discount Rate — Increase by 1%	$50,600	$9,300	$8,700
Long-term Growth Rate — Decrease by 1%	$30,700	$4,400	$4,300
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

The carrying values of goodwill for each of our reporting unit as of September 30, 2010 are as follows (in thousands):

	Health
	and Education	Legal	Financial
	Consulting	Consulting	Consulting	Total
Carrying Value of Goodwill	$388,009	$25,729	$54,549	$468,287
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $16.8 million at September 30, 2010 and consist of customer relationships, non-competition agreements, tradenames, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the customer relationships, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.
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

RESULTS OF OPERATIONS
Since December 31, 2009, we have undertaken several separate initiatives to divest certain practices within the Financial Consulting segment in order to enable us to devote more of our energy and financial resources to the remaining businesses of the Company where we have a more substantial market presence. On September 30, 2010, we completed a sale of a portion of the D&I practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the Utilities practice. In December 2009, our Board approved a plan to divest the businesses that included the international operations of our Japan office and the Galt strategy business, which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 via a wind down of the business. As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” See note “5. Discontinued Operations” under “Part I — Item 1. Consolidated Financial Statements” of this Quarterly Report for additional information.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Health and Education Consulting	$89,051	$99,714	$249,747	$283,205
Legal Consulting	37,885	29,314	104,941	83,423
Financial Consulting	18,506	19,985	54,150	50,946

Total revenues	145,442	149,013	408,838	417,574
Total reimbursable expenses	12,860	12,731	36,849	36,892

Total revenues and reimbursable expenses	$158,302	$161,744	$445,687	$454,466

Operating income(1):
Health and Education Consulting	$32,002	$38,676	$81,867	$106,746
Legal Consulting	11,697	5,360	28,418	16,316
Financial Consulting	5,782	4,421	15,261	10,009

Total segment operating income	49,481	48,457	125,546	133,071
Operating expenses not allocated to segments	24,852	106,108	83,918	162,234

Total Operating income (loss)	$24,629	$(57,651)	$41,628	$(29,163)

Other Operating Data:
Number of full-time billable consultants (at period end) (2):
Health and Education Consulting	860	844	860	844
Legal Consulting	122	134	122	134
Financial Consulting	89	94	89	94

Total	1,071	1,072	1,071	1,072
Average number of full-time billable consultants (for the period) (2):
Health and Education Consulting	841	858	843	881
Legal Consulting	123	140	129	151
Financial Consulting	86	94	82	90

Total	1,050	1,092	1,054	1,122
Full-time billable consultant utilization rate (3):
Health and Education Consulting	78.6%	75.1%	73.6%	76.1%
Legal Consulting	69.2%	58.0%	62.3%	57.8%
Financial Consulting	77.3%	74.1%	73.0%	72.0%
Total	77.4%	72.8%	72.2%	73.3%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Other Operating Data (Continued):
Full-time billable consultant average billing rate per hour (4):
Health and Education Consulting	$244	$299	$240	$268
Legal Consulting	$215	$188	$205	$211
Financial Consulting	$324	$359	$308	$331
Total	$249	$294	$243	$268
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$89	$106	$250	$291
Legal Consulting	$63	$51	$167	$170
Financial Consulting	$129	$145	$377	$392
Total	$90	$102	$250	$283
Average number of full-time equivalents (for the period) (5):
Health and Education Consulting	157	107	151	105
Legal Consulting	775	645	726	609
Financial Consulting	110	106	114	93

Total	1,042	858	991	807
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$88	$85	$256	$258
Legal Consulting	$39	$34	$115	$95
Financial Consulting	$68	$60	$204	$168
Total	$49	$44	$147	$125

(1)	Includes non-cash compensation expense as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Health and Education Consulting	$733	$5,605
Financial Consulting	271	1,895

Total	$1,004	$7,500

(2)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

(3)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

(4)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

(5)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.
Non-GAAP Measures
We also assess our results of operations using certain non-GAAP financial measures. These non-GAAP financial measures differ from accounting principles generally accepted in the United States of America (“GAAP”) because the non-GAAP financial measures we calculate to measure adjusted EBITDA, adjusted net income from continuing operations and adjusted diluted earnings per share exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.
Our management uses the non-GAAP financial measures to gain an understanding of our comparative operating performance, for example when comparing such results with previous periods or forecasts. These non-GAAP financial measures are used by management in their financial and operating decision-making because management believes they reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons. Management also uses these non-GAAP financial measures when publicly providing our business outlook, for internal management purposes, and as a basis for evaluating potential acquisitions and dispositions. We believe that these non-GAAP financial measures provide useful information to investors and others (a) in understanding and evaluating Huron’s current operating performance and future prospects in the same manner as management does, (b) in comparing in a consistent manner Huron’s current financial results with Huron’s past financial results and (c) in understanding the Company’s ability to generate cash flows from operations that are available for taxes, capital expenditures, and debt repayment.
The reconciliations of these non-GAAP financial measures from GAAP to non-GAAP are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$145,442	$149,013	$408,838	$417,574

Net income (loss) from continuing operations	$11,053	$(41,346)	$17,248	$(30,018)
Add back:
Income tax expense (benefit)	9,797	(18,541)	13,875	(6,965)
Interest and other expenses	3,779	2,236	10,505	7,820
Depreciation and amortization	5,494	6,445	16,733	20,407

Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	30,123	(51,206)	58,361	(8,756)
Add back:
Non-cash compensation	—	1,004	—	7,500
Restatement related expenses	1,056	13,042	4,243	13,427
Restructuring charges	295	1,942	1,460	1,942
Impairment charge on goodwill	—	67,034	—	67,034
Litigation settlement	—	—	4,764	—
Other gain	—	—	—	(2,687)

Adjusted EBITDA	$31,474	$31,816	$68,828	$78,460

Adjusted EBITDA as a percentage of revenues	21.6%	21.4%	16.8%	18.8%

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) from continuing operations	$11,053	$(41,346)	$17,248	$(30,018)

Weighted average shares — diluted	20,849	20,239	20,702	20,061
Diluted earnings (loss) per share from continuing operations	$0.53	$(2.04)	$0.83	$(1.50)

Add back:
Amortization of intangible assets	1,845	2,250	5,603	7,600
Non-cash compensation	—	1,004	—	7,500
Restatement related expenses	1,056	13,042	4,243	13,427
Restructuring charges	295	1,942	1,460	1,942
Impairment charge on goodwill	—	67,034	—	67,034
Litigation settlement	—	—	4,764	—
Other gain	—	—	—	(2,687)
Tax effect	(1,278)	(34,550)	(6,428)	(35,800)

Total adjustments, net of tax	1,918	50,722	9,642	59,016

Adjusted net income from continuing operations	$12,971	$9,376	$26,890	$28,998

Weighted average shares — diluted	20,849	20,359	20,702	20,561
Adjusted diluted earnings per share from continuing operations	$0.62	$0.46	$1.30	$1.41

These non-GAAP financial measures include adjustments for the following items:
     Non-cash compensation: As discussed above under the heading “Restatement of Previously Issued Financial Statements,” we recorded non-cash compensation expense related to Shareholder Payments and Employee Payments in conjunction with certain acquisitions. We have excluded the effect of the non-cash compensation expense from our non-GAAP measures because these items are non-cash in nature. Furthermore, the charges are inconsistent in its amount and frequency as they are significantly affected by the timing and size of the Shareholder and Employee payments.
     Restatement related expenses: We have incurred significant expenses related to our financial statement restatement. We have excluded the effect of these restatement related expenses from our non-GAAP measures due to the nonrecurring nature of the event as a means to provide comparability with periods that were not impacted by the restatement related expenses.
     Restructuring charges: We have incurred charges due to the restructuring of various parts of our business. These restructuring charges have primarily consisted of severance charges and office space reductions. We have excluded the effect of the restructuring charges from our non-GAAP measures as a means to provide comparability with periods that were not impacted by a restructuring charge. Additionally, the amount of each restructuring charge is significantly affected by the timing and size of the restructured business or component of a business.
     Goodwill impairment charge and Litigation settlement: We have excluded the one-time effects of the goodwill impairment charge in the third quarter of 2009 and litigation settlement in the second quarter of 2010 from our non-GAAP measures because they are infrequent events and their exclusion permits comparability with periods that were not impacted by these charges.
     Other gain: We recorded a gain related to a release of certain employees from their non-solicitation agreements with the Company and a settlement of certain other contractual obligations. We have excluded the effect of the other gain from our non-GAAP measures due to the fact that it is unusual and infrequent in nature as a means to provide comparability with the periods that were not impacted by the other gain.
     Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from the non-GAAP measures presented above. Amortization of intangibles is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.
     Tax effect: The non-GAAP income tax adjustment reflects the incremental tax rate in which the non-GAAP adjustment occurs.
     Income tax expense, Interest and other expenses, Depreciation and Amortization: We have excluded the effects of income tax expense, interest and other expenses and depreciation and amortization in the calculation of EBITDA as these are customary exclusions as defined by the calculation of EBITDA to arrive at a meaningful earnings from core operations excluding the effect of such items.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Revenues
Revenues decreased $3.6 million, or 2.4%, to $145.4 million for the third quarter of 2010 from $149.0 million for the third quarter of 2009.
Of the overall $3.6 million decrease in revenues, $17.4 million was attributable to our full-time billable consultants, partially offset by a $13.8 million increase attributable to our full-time equivalents. The $17.4 million decrease in full-time billable consultant revenues was primarily attributable to a decrease in the demand for our services coupled with a continued weakened economy that has resulted in a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements. Our average billing rate decreased in the quarter compared to the same period in the prior year, however utilization increased due to the decrease in our billable headcount. The $13.8 million increase in full-time equivalent revenues resulted from increased demand for our variable, on-demand consultants in each of our segments.

Total Direct Costs
Our direct costs decreased $3.9 million, or 4.2%, to $88.1 million in the three months ended September 30, 2010 from $92.0 million in the three months ended September 30, 2009. The decrease was primarily related to an $8.4 million decrease in salaries, bonus and benefit costs associated with a decrease in our revenue generating professionals compared to the same period in the prior year, coupled with a decrease of $1.0 million in non-cash compensation in the third quarter of 2010 compared to the third quarter of 2009. We recorded non-cash compensation expense of $1.0 million during the third quarter of 2009, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” These decreases were partially offset by a $2.7 million increase in direct costs attributable to an increased usage of independent contractors, primarily within our Legal Consulting segment, $1.3 million increase in technology expenses, and a $1.1 million increase in share-based compensation expense associated with our revenue-generating professionals. Share-based compensation increased $1.1 million to $3.3 million in the third quarter of 2010 compared to $2.2 million in the third quarter of 2009, resulting from the granting of restricted stock awards to key employees during the first half of 2010.
Total direct costs for the three months ended September 30, 2010 included $0.9 million of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition. This was a decrease of $0.1 million compared to the same period in the prior year.
Operating Expenses
Selling, general and administrative expenses decreased $0.5 million, or 2.0%, to $26.7 million in the third quarter of 2010 from $27.2 million in the third quarter of 2009. We experienced net overall reductions in general and administrative expenses in the third quarter of 2010 compared to the same period in the prior year, primarily related to decreases in promotion and marketing, practice administration, and facilities costs which were partially offset by increases in recruiting expenses. Share-based compensation expense associated with our non-revenue-generating professionals increased $2.3 million to $1.8 million in the third quarter of 2010 from a benefit of $0.5 million in the third quarter of 2009, related to forfeitures by former employees of certain restricted stock awards in the third quarter of 2009 as well as the granting of restricted stock and option awards to certain key employees during 2010.
In the third quarter of 2010, we incurred $0.3 million in restructuring charge expenses related to the exit of excess office space, as well as severance for certain corporate personnel related to the disposition of the D&I practice discussed above. Restructuring expense for the comparable period in the prior year was $1.9 million.
Expenses incurred in connection with our restatement, discussed above under “Restatement of Previously-Issued Financial Statements,” totaled $1.1 million in the third quarter of 2010 compared to $13.0 million in the third quarter of 2009. In the third quarter of 2010, restatement related expenses were primarily comprised of legal fees. In the comparable period in the prior year, restatement related expenses were primarily comprised of legal and accounting fees, as well the settlement costs of an indemnification claim arising in connection with a representation and warranty in a purchase agreement for a previous acquisition.
Depreciation expense decreased $0.6 million, or 14.3%, to $3.6 million in the three months ended September 30, 2010 from $4.2 million in the three months ended September 30, 2009 primarily due to a decrease in capital expenditures coupled with a decrease in the number of employees. Non-direct intangible assets amortization expense decreased $0.3 million, or 23.1%, to $1.0 million for the three months ended September 30, 2010 from $1.3 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.
We engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009 and recorded a $67.0 million non-cash pretax charge for the impairment of goodwill related to continuing operations. The impairment charge was non-cash in nature and did not affect the Company’s liquidity.

Operating Income
Operating income increased $82.3 million to $24.6 million in the third quarter of 2010 from an operating loss of $57.7 million in the third quarter of 2009. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 16.9% in the three months ended September 30, 2010 compared to (38.7)% in the three months ended September 30, 2009. The increase in operating margin was primarily attributable to the goodwill impairment charge recognized in the third quarter of 2009, combined with decreases in restatement related expenses, restructuring charges and depreciation and amortization in the third quarter of 2010. These decreases were partially offset by an increase in share-based compensation expense and an increase in the use of independent contractors primarily within our Legal Consulting segment.
As described above under “Restatement of Previously-Issued Financial Statements,” no further Shareholder Payments or Employee Payments will be made as a result of amendments to certain agreements among the selling shareholders of certain Acquired Businesses effective August 1, 2009, and acquisition-related payments for the period after August 1, 2009 are accounted for as additional purchase consideration and not also as non-cash compensation expense. We recognized $1.2 million of non-cash compensation expense during the third quarter of 2009 related to Shareholder Payments and Employee Payments, $1.0 million of which was included in continuing operations. We have incurred, and expect to continue to incur in future periods, a moderate increase in cash compensation expense related to Shareholder Payments and Employee Payments, which we currently estimate to be no more than $4 million in each of 2010 and 2011. Additionally, as a result of the impact of the restatement on our business, we have incurred, and expect to continue to incur in future periods, a moderate increase in cash and share-based compensation expense to retain our top-performing employees. We have also incurred, and expect to continue to incur in future periods, an increase in operating expenses, including legal fees, as a result of the Company’s inquiries into the acquisition-related payments and the allocation of time in certain practice groups, the restatement, the SEC investigations with respect to the circumstances that led to the restatement and the allocation of time in certain practice groups, the USAO’s request for certain documents and the private shareholder class action lawsuits and derivative lawsuits in respect of the restatement. To the extent permitted by law, our by-laws and articles of incorporation require that we indemnify our officers and directors against judgments, fines and amounts paid in settlement, including attorneys’ fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to us if such person acted in good faith. Although there is no limit on the amount of indemnification, we may have recourse against our insurance carrier for certain payments made.
Other Expense
Other expense increased $1.6 million, or 69.0%, to $3.8 million in the third quarter of 2010 from $2.2 million in the third quarter of 2009. The $1.6 million increase was primarily due to a $0.8 million increase in interest expense resulting from an increase in our level of borrowings combined with an increase in interest rates, as well as a $0.2 million decrease in foreign exchange rate gains. Also contributing to this increase was a $0.5 million loss in the market value of our investments that are used to fund our deferred compensation liability. This loss was offset by a decrease in direct costs as our corresponding deferred compensation liability decreased.
As further described below under “Liquidity and Capital Resources”, the fees and interest we pay on outstanding borrowings vary based on our total debt to EBITDA ratio as set forth in the Revolving Credit and Term Loan Credit Agreement, as amended (the “Credit Agreement”). The fees and interest we paid on outstanding borrowings during the third quarter of 2010 exceeded those paid during the third quarter of 2009, and such fees and interest may in the future continue to exceed those paid in comparable historical periods as a result of a decrease in our EBITDA and the related impact of a lower EBITDA on the total debt to EBITDA ratio. In addition, the interest rate increased as a result of amended terms to the Credit Agreement entered into on June 30, 2010 providing for increased interest spreads and fees as described below under “Liquidity and Capital Resources”.
Income Tax Expense
For the third quarter of 2010, we recognized income tax expense of $9.8 million on income from continuing operations of $20.9 million. For the third quarter of 2009, we recognized income tax benefit of $18.5 million on loss from continuing operations of $59.9 million, primarily attributable to the goodwill impairment charge of $67.0 million in the third quarter of 2009. Our effective tax rate increased to 47.0% for the third quarter of 2010 from 31.0% in the same period last year. The higher effective tax rate in the third quarter of 2010 was primarily attributable to higher non-deductible expenses and an increase in foreign losses with no tax benefit.

Net Income from Continuing Operations
Net income from continuing operations was $11.1 million for the three months ended September 30, 2010 compared to net loss from continuing operations of $41.3 million for the same period last year. The $52.4 million increase in net income from continuing operations was primarily due to a $67.0 million goodwill impairment charge in the third quarter of 2009 compared to zero in the third quarter of 2010, as well as decreases in restructuring charges of $1.6 million, restatement related expenses of $12.0 million, and a $3.8 million decrease in direct costs, which includes non-cash compensation expense of zero in the third quarter of 2010 compared to $1.0 million in the third quarter of 2009, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” These decreases were partially offset by a $3.6 million decrease in revenue. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the third quarter of 2010 was $0.53 compared to loss per share of $2.04 for the third quarter of 2009.
Discontinued Operations
Since December 31, 2009, we have undertaken several separate initiatives to divest practices within the Financial Consulting segment in order to enable us to devote more of our energy and financial resources to the remaining businesses of the Company where we have a more substantial market presence. On September 30, 2010, we completed a sale of a portion of the D&I practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the Utilities practice. In December 2009, our Board approved a plan to divest the businesses that included the international operations of our Japan office and the Galt strategy business, which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 via a wind down of the business after discussions with a prospective buyer during the second quarter of 2010 ended without a sale of the operations. As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.”
Net loss from discontinued operations was $3.6 million in the third quarter of 2010, compared to net loss from discontinued operations of $22.6 million in the third quarter of 2009. See note “5. Discontinued Operations” under “Part I — Item 1. Consolidated Financial Statements” of this Quarterly Report for further information about our discontinued operations.
Segment Results
Health and Education Consulting
Revenues
Health and Education Consulting segment revenues decreased $10.6 million, or 10.7%, to $89.1 million for the third quarter of 2010 from $99.7 million for the third quarter of 2009. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 19.4%, 60.2%, 17.5% and 2.9% of this segment’s revenues during the three months ended September 30, 2010, respectively, compared to 20.5%, 49.9%, 27.3% and 2.3%, respectively, for the comparable period in 2009.
Of the overall $10.6 million decrease in revenues, $15.3 million was attributable to our full-time billable consultants, partially offset by an increase of $4.7 million attributable to our full-time equivalents. The $15.3 million decrease in full-time billable consultant revenues reflected a decrease in the demand for our services, combined with a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements. Performance-based revenues recognized in the period upon meeting performance criteria represented $11.7 million of the decrease. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria. The Health and Education Consulting segment experienced a decrease in the average number of consultants, as well as a decrease in the average billing rate per hour. The utilization rate in this segment increased primarily due to the decrease in the average number of consultants.
Operating Income
Health and Education Consulting segment operating income decreased $6.7 million, or 17.3%, to $32.0 million in the three months ended September 30, 2010 from $38.7 million in the three months ended September 30, 2009. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 35.9% for the third quarter of 2010 from 38.8% in the same period last year. The decrease in this segment’s operating margin was principally attributable to increased cash compensation and share-based compensation as a percentage of revenues. These operating margin decreases were partially offset by a decrease in non-cash compensation expense and restructuring charge expense as a percentage of revenues. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $0.7 million in the third quarter of 2009 compared to zero in the third quarter of 2010 and reduced this segment’s operating margin by 73 basis points in the third quarter of 2009.
Legal Consulting
Revenues
Legal Consulting segment revenues increased $8.6 million, or 29.2%, to $37.9 million for the third quarter of 2010 from $29.3 million for the third quarter of 2009. Revenues from time-and-expense engagements and fixed-fee engagements represented 96.4% and 3.6% of this segment’s revenues during the three months ended September 30, 2010, respectively, compared to 89.7% and 10.3%, respectively, for the comparable period in 2009.
Of the overall $8.6 million increase in revenues in the Legal Consulting segment, $8.0 million was attributable to our full-time equivalents and $0.6 million was attributable to our full-time billable consultants. The $8.0 million increase in full-time equivalent revenues primarily reflected an increase in demand for our document review services. The $0.6 million increase in full-time billable consultant revenues reflected an increase in the demand for our operational consulting services. The average billing rate, the utilization rate, and revenue per billable consultant increased for this segment.
Operating Income
Legal Consulting segment operating income increased $6.3 million, or 118.2%, to $11.7 million in the three months ended September 30, 2010 from $5.4 million in the three months ended September 30, 2009. The increased operating income in this segment is primarily related to the increase in revenues coupled with decreases in restructuring charges and promotion and marketing expenses, partially offset by an increase in overall compensation costs and general administration expenses. Segment operating margin increased to 30.9% for the third quarter of 2010 from 18.3% in the same period last year. The increase in this segment’s operating margin was primarily attributable to lower total compensation cost as a percentage of revenues as well as lower promotion and marketing as a percentage of revenues, partially offset by increased general administration as a percentage of revenues.
Financial Consulting
Revenues
Financial Consulting segment revenues decreased $1.5 million, or 7.4%, to $18.5 million for the third quarter of 2010 from $20.0 million for the third quarter of 2009. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 74.4%, 22.5% and 3.1% of this segment’s revenues during the third quarter of 2010, respectively. For the third quarter of 2009, time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 94.4%, 0.8% and 4.8%, respectively.
Of the overall $1.5 million decrease in revenues, $2.6 million was attributable to our full-time billable consultants, which was partially offset by a $1.1 million increase attributable to our full-time equivalents. The $2.6 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services. The $1.1 million increase in full-time equivalent revenues resulted from an increase in demand for our variable, on-demand consultants.
Operating Income
Financial Consulting segment operating income increased $1.4 million, or 30.8%, to $5.8 million in the three months ended September 30, 2010 compared to $4.4 million in the three months ended September 30, 2009. Segment operating margin increased to 31.2% for the third quarter of 2010 from 22.1% in the same period last year. The increase in this segment’s operating margin was attributable to decreases in cash and non-cash compensation expense and promotion and marketing expenses. These operating margin increases were partially offset by increased share-based compensation expense coupled with increased support salaries and general administration costs. Non-cash compensation expense of $0.3 million, which primarily represents Shareholder Payments as described above under “Restatement of Previously-Issued Financial Statements,” reduced this segment’s operating margin by 135 basis points in the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Revenues
Revenues decreased $8.8 million, or 2.1%, to $408.8 million for the first nine months of 2010 from $417.6 million for the first nine months of 2009.
Of the overall $8.8 million decrease in revenues, $53.6 million was attributable to our full-time billable consultants, partially offset by a $44.8 million increase attributable to our full-time equivalents. The $53.6 million decrease in full-time billable consultant revenues was primarily attributable to a decrease in the demand for our services coupled with a continued weakened economy that has resulted in a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements. Our average billing rate and utilization decreased in the first nine months of 2010 compared to same period in the prior year. The $44.8 million increase in full-time equivalent revenues primarily resulted from increased demand for our variable, on-demand consultants in each of our segments.
Total Direct Costs
Our direct costs decreased $3.5 million, or 1.4%, to $257.9 million in the nine months ended September 30, 2010 from $261.4 million in the nine months ended September 30, 2009. The decrease was primarily related to a decrease of $11.3 million in salaries, bonus and benefit costs and a decrease of $7.5 million in non-cash compensation in the first nine months of 2010 compared to the first nine months of 2009. We recorded non-cash compensation expense of $7.5 million during the first nine months of 2009, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” These decreases were partially offset by a $10.3 million increase in direct costs attributable to an increased usage of independent contractors, primarily within our Legal Consulting segment, coupled with a $2.9 million increase in technology expenses and a $3.0 million increase in share-based compensation expense associated with our revenue-generating processionals compared to the same period in the prior year. Share-based compensation increased $3.0 million to $10.0 million in the first nine months of 2010 compared to $7.0 million in the first nine months of 2009, resulting from the granting of share-based payment awards to key employees in the fourth quarter of 2009 and in the first nine months of 2010.
Total direct costs for the nine months ended September 30, 2010 included $2.7 million of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition. This was a decrease of $1.1 million compared to the same period in the prior year.
Operating Expenses
Selling, general and administrative expenses decreased $4.1 million, or 4.7%, to $84.8 million in the first nine months of 2010 from $88.9 million in the first nine months of 2009. We experienced net overall reductions in general and administrative expenses in the first nine months of 2010 compared to the same period in the prior year, primarily related to decreases in promotion and marketing, facilities costs and training. Share-based compensation expense associated with our non-revenue-generating professionals increased $0.2 million from $4.5 million in the first nine months of 2009 to $4.7 million in the first nine months of 2010, primarily related to the granting of restricted stock and option awards to certain key employees in the 2010.
Restructuring charge expense in the nine months ended September 30, 2010 was $1.5 million. During the second quarter of 2010, we consolidated two of our offices into one existing location and recorded a restructuring charge of $1.2 million related to the exit of the excess office space. The $1.2 million charge is primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement. There is no sublease income assumed in the restructuring charge due to the short term nature of the remaining lease term. In the third quarter of 2010, we incurred $0.3 million in restructuring charge expenses related to the exit of additional excess office space and a charge for severance for certain corporate personnel related to the exit of the Disputes & Investigations practice discussed above. Restructuring expense for the comparable period in the prior year was $1.9 million.
Expenses incurred in connection with our restatement, discussed above under “Restatement of Previously-Issued Financial Statements,” totaled $4.2 million in the first nine months of 2010 compared to $13.4 million in the first nine months of 2009. In the first nine months of 2010, restatement related expenses were primarily comprised of legal fees. In the comparable period in the prior year, restatement related expenses were primarily comprised of legal and accounting fees, as well as the settlement costs of an indemnification claim arising in connection with a representation and warranty in a purchase agreement for a previous acquisition.

In the second quarter of 2010, we settled an ongoing litigation matter which resulted in a litigation settlement charge of $4.8 million.
Depreciation expense decreased $1.6 million, or 12.7%, to $11.2 million in the nine months ended September 30, 2010 from $12.8 million in the nine months ended September 30, 2009 primarily due to a decrease in capital expenditures coupled with a decrease in the number of employees. Non-direct intangible assets amortization expense decreased $1.0 million, or 23.8%, to $2.9 million for the nine months ended September 30, 2010 from $3.9 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.
We engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009 and recorded a $67.0 million non-cash pretax charge for the impairment of goodwill related to continuing operations. The impairment charge was non-cash in nature and did not affect the Company’s liquidity.
In the first nine months of 2009, we recognized a gain of $2.7 million related to the release of employee non-solicitation agreements and settlement of other contractual obligations, compared to zero in the comparable period of 2010.
Operating Income
Operating income increased $70.8 million to $41.6 million in the first nine months of 2010 from an operating loss of $29.2 million in the first nine months of 2009. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 10.2% in the nine months ended September 30, 2010 compared to (7.0)% in the nine months ended September 30, 2009. The increase in operating margin was primarily attributable to the goodwill impairment charge recognized in the third quarter of 2009, combined with decreases in non-cash compensation expense, restatement related expenses and depreciation and amortization in the first nine months 2010. These increases in operating margin were partially offset by an increase in payroll costs and share-based compensation directly associated with revenue-generating personnel, the litigation settlement charge in the second quarter of 2010, the gain resulting from the settlement of a contractual obligation in the second quarter of 2009, and an increase in the use of independent contractors primarily within our Legal Consulting segment.
Other Expense
Other expense increased $2.7 million, or 34.3%, to $10.5 million in the first nine months of 2010 from $7.8 million in the first nine months of 2009. The $2.7 million increase was primarily due to a $1.5 million increase in interest expense resulting from an increase in our level of borrowings combined with an increase in interest rates, as well as a decrease in the market value of our investments that are used to fund our deferred compensation liability of $1.1 million. This loss was offset by a decrease in direct costs as our corresponding deferred compensation liability decreased.
Income Tax Expense
For the first nine months of 2010, we recognized income tax expense of $13.9 million on income from continuing operations of $31.1 million. For the first nine months of 2009, we recognized an income tax benefit of $7.0 million on loss from continuing operations of $37.0 million, primarily attributable to the goodwill impairment charge of $67.0 million in the third quarter of 2009. Our effective tax rate was 44.5% for the nine months ended 2010 compared to 18.8% in the same period last year. The tax benefit for the 2009 period was relatively low due primarily to the non-cash compensation expense recorded in 2009, which was not tax deductible because the Shareholder Payments and Employee Payments resulting in the non-cash compensation expense were not made by us.
Net Income from Continuing Operations
Net income from continuing operations was $17.2 million for the nine months ended September 30, 2010 compared to net loss from continuing operations of $30.0 million for the same period last year. The $47.2 million increase in net income from continuing operations was primarily due to the $67.0 million goodwill impairment charge recognized in the third quarter of 2009, combined with decreases in restatement related expenses of $9.2 million, non-cash compensation expense of $7.5 million, depreciation and amortization of $3.7 million, and restructuring charges of $0.5 million in the first nine months of 2010. These increases in net income were partially offset by an $8.8 million decrease in revenue, an increase in payroll costs and share-based compensation directly associated with revenue-generating personnel of $5.1 million, the litigation settlement charge in the second quarter of 2010 of $4.8 million, and the $2.7 million gain resulting from the settlement of a contractual obligation in the second quarter of 2009. Non-cash compensation expense of $7.5 million in the first nine months of 2009 represents Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” Additionally, decreases in selling, general and administrative expense contributed to the variance. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first nine months of 2010 was $0.83 compared to loss per share of $1.50 for the first nine months of 2009.
Discontinued Operations
Net loss from discontinued operations was $4.9 million in the first nine months of 2010, compared to net loss from discontinued operations of $17.3 million in the first nine months of 2009. See note “5. Discontinued Operations” under “Part I — Item 1. Consolidated Financial Statements” of this Quarterly Report for further information about our discontinued operations.
Segment Results
Health and Education Consulting
Revenues
Health and Education Consulting segment revenues decreased $33.5 million, or 11.8%, to $249.7 million for the first nine months of 2010 from $283.2 million for the first nine months of 2009. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 22.1%, 56.4%, 18.2% and 3.3% of this segment’s revenues during the nine months ended September 30, 2010, respectively, compared to 22.8%, 53.4%, 21.4% and 2.4%, respectively, for the comparable period in 2009.
Of the overall $33.5 million decrease in revenues, $45.0 million was attributable to our full-time billable consultants, partially offset by an increase of $11.5 million attributable to our full-time equivalents. The $45.0 million decrease in full-time billable consultant revenues reflected a decrease in the demand for our services, combined with a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements. The Health and Education Consulting segment experienced a decrease in the average number of consultants, as well as a decrease in the average billing rate per hour and the utilization rate. Performance-based revenues recognized in the period upon meeting performance criteria represented $14.8 million of the decrease. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.
Operating Income
Health and Education Consulting segment operating income decreased $24.8 million, or 23.3%, to $81.9 million in the nine months ended September 30, 2010 from $106.7 million in the nine months ended September 30, 2009. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 32.8% for the first nine months of 2010 from 37.7% in the same period last year. The decrease in this segment’s operating margin was attributable to an overall decrease in revenue, discussed above, that was not accompanied by a corresponding decrease in direct costs and general administrative operating expenses as a percentage of revenues. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $5.6 million in the first nine months of 2009 compared to zero in the first nine months of 2010 and reduced this segment’s operating margin by 197 basis points in the first nine months of 2009.
Legal Consulting
Revenues
Legal Consulting segment revenues increased $21.5 million, or 25.8%, to $104.9 million for the first nine months of 2010 from $83.4 million for the first nine months of 2009. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 93.4%, 6.6% and 0.0% of this segment’s revenues during the nine months ended September 30, 2010, respectively, compared to 89.3%, 10.6% and 0.1%, respectively, for the comparable period in 2009.
Of the overall $21.5 million increase in revenues, $25.7 million was attributable to our full-time equivalents, which was partially offset by a $4.2 million decrease attributable to our full-time billable consultants. The $25.7 million increase in full-time equivalent revenues reflected an increase in demand for our document review services. The $4.2 million decrease in full-time billable consultant revenues reflected a decrease in the demand for our operational consulting services coupled with a decrease in the number of full-time billable consultants.

Operating Income
Legal Consulting segment operating income increased $12.1 million, or 74.2%, to $28.4 million in the nine months ended September 30, 2010 from $16.3 million in the nine months ended September 30, 2009. Segment operating margin increased to 27.1% for the first nine months of 2010 from 19.6% in the same period last year. The increase in this segment’s operating margin was attributable to lower total compensation cost, promotion and marketing and support salaries as a percentage of revenues, partially offset by increased general administration and stock compensation increases as a percentage of revenues.
Financial Consulting
Revenues
Financial Consulting segment revenues increased $3.3 million, or 6.3%, to $54.2 million for the first nine months of 2010 from $50.9 million for the first nine months of 2009. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 88.9%, 10.0% and 1.1% of this segment’s revenues during the first nine months of 2010, respectively. For the first nine months of 2009, time-and-expense engagements, fixed-fee engagements represented 97.5%, 0.6% and 1.9%, respectively.
Of the overall $3.3 million increase in revenues, $7.6 million was attributable to our full-time equivalents, which was partially offset by a $4.4 million decrease attributable to our full-time billable consultants. The $7.6 million increase in full-time equivalent revenues resulted from an increase in demand for our variable, on-demand consultants. The $4.4 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services.
Operating Income
Financial Consulting segment operating income increased $5.3 million, or 52.5%, to $15.3 million in the nine months ended September 30, 2010 compared to $10.0 million in the nine months ended September 30, 2009. Segment operating margin increased to 28.2% for the first nine months of 2010 from 19.6% in the same period last year. The increase in this segment’s operating margin was attributable to decreases in cash compensation and non-cash compensation expense and promotion and marketing expenses, partially offset by higher share-based compensation expense, support salaries and general administrative expense as a percentage of revenue. Non-cash compensation expense of $1.9 million, which primarily represents Shareholder Payments as described above under “Restatement of Previously-Issued Financial Statements,” reduced this segment’s operating margin by 371 basis points in the first nine months of 2009.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased $0.2 million, from $6.5 million at December 31, 2009 to $6.7 million at September 30, 2010. Cash and cash equivalents included $0.5 million and $0.7 million of cash related to discontinued operations as of September 30, 2010 and December 31, 2009, respectively. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.
Cash flows provided by operating activities totaled $10.9 million for the nine months ended September 30, 2010, compared to cash provided by operating activities of $47.8 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable affect these account balances. The decrease in cash provided by operations was primarily attributable to the increased payment of 2009 performance bonuses during the first quarter of 2010 as compared to the same period last year coupled with an increase in accounts payable payments compared to the prior period, primarily related to the timing of when payments were made. These increased payments were partially offset by an increase in cash provided by operating activities primarily due to the decrease in the current income tax receivable resulting from the receipt of a federal income tax refund in the second quarter of 2010.
Cash used in investing activities was $61.4 million for the nine months ended September 30, 2010 and $60.8 million for the same period last year. The use of cash in both periods primarily consisted of payments for acquired businesses, which were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired, totaling $65.2 million and $48.4 million in the first nine months of 2010 and 2009, respectively. The use of cash in the first nine months of 2010 and 2009 also included purchases of property and equipment. We estimate that the cash utilized for capital expenditures in 2010 will be approximately $10.0 million, primarily for information technology related equipment and software. The use of cash in 2010 was partially offset by $7.9 million of net proceeds provided by the December 2009 sale of Galt and the September 2010 sale of a portion of the D&I practice, which are both reported as a discontinued operations and discussed above under the heading “Discontinued Operations”.
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
The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At September 30, 2010, outstanding letters of credit totaled $6.2 million and are primarily used as security deposits for our office facilities. As of September 30, 2010, the borrowing capacity under the Credit Agreement was $74.8 million.
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
The Credit Agreement includes quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.35 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 as of September 30, 2009 and decreasing to 2.75:1.00 effective December 31, 2010, as those ratios are defined in the Credit Agreement, as well as a minimum net worth greater than zero. At September 30, 2010, we were in compliance with these financial covenants with a fixed charge coverage ratio of 2.58 to 1.00, a leverage ratio of 2.40 to 1.00, and net worth greater than zero.
During the first nine months of 2010, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired and that were accrued for at December 31, 2009. We also made borrowings to fund our daily operations. During the nine months ended September 30, 2010, the average daily outstanding balance under our credit facility was $277.1 million. Borrowings outstanding under this credit facility at September 30, 2010 totaled $269.5 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. As of September 30, 2010, these borrowings carried a weighted-average interest rate of 4.4% including the effect of the interest rate swap described below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk”, which interest rate increased compared to the first nine months of 2009. As a result of the ninth amendment to the Credit Agreement, the spread has been fixed through delivery of the annual compliance certificate for the period ended December 31, 2010, therefore the interest rate through the end of 2010 will be solely related to the changes in the underlying LIBOR and Prime interest rates. Borrowings outstanding at December 31, 2009 totaled $219.0 million and carried a weighted-average interest rate of 4.0%. At both September 30, 2010 and December 31, 2009, we were in compliance with our debt covenants.
See “Risk Factors” in our 2009 Annual Report on Form 10-K for a discussion of certain risks and uncertainties related to the Credit Agreement.
Future Needs
Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which will require investment in new hires, expansion into other geographic areas, acquisitions of complementary businesses, and capital expenditures for information technology, office space, furniture and fixtures, as well as leasehold improvements. In connection with our past business acquisitions, we are required under earn-out provisions to pay additional purchase consideration to the sellers if specific financial performance targets are met. We also have cash needs to service our credit facility and repay our term loan. Further, we have other cash commitments relating to other future contractual obligations. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets, which declined significantly during 2008 and 2009.
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our contractual obligations since December 31, 2009 except as described below:
•	In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Additional purchase consideration earned by certain sellers in 2009 totaled $66.2 million for the year ended December 31, 2009, of which $3.9 million was paid in 2009 and $62.3 million of which was paid in 2010. Additional purchase consideration earned by a certain seller in 2010 totaled $6.0 million and resulted from the settlement of a future earn-out with the seller based on projected financial performance expectations. Of this settled amount, $2.0 million was paid in 2010 and the remainder of which will be paid out semi-annually until July 1, 2012. Based on current and projected financial performance, we anticipate additional aggregate additional purchase consideration that will be earned by certain sellers in 2010 to be approximately $20.0 million for the year ending December 31, 2010.
•	During the first nine months of 2010, our long-term borrowings increased from $219.0 million as of December 31, 2009 to $269.5 million as of September 30, 2010.
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
SUBSEQUENT EVENTS
On November 1, 2010, we acquired Click Commerce, Inc. (“Click”), a provider of software-based solutions and professional services to leading academic medical centers and research institutions. The purchase further enhances the Company’s higher education and healthcare research technology solutions for clients in the business of research. The results of operations of Click will be included within the Health and Education Consulting segment beginning on November 1, 2010. The acquisition is not deemed significant to the Company’s results of operations and financial condition and the terms of the agreement were not disclosed.
On November 4, 2010, we also acquired TRILANTIC International Limited (“TRILANTIC”), an e-discovery business providing technology solutions to clients in Europe and the Middle East. The purchase further enhances the Company’s discovery offerings for clients globally. The results of operations of TRILANTIC will be included within the Legal Consulting segment beginning on November 4, 2010. The acquisition is not deemed significant to the Company’s results of operations and financial condition and the terms of the agreement were not disclosed.
In response to our evolving business coupled with the continued review of our leased office space, we exited the San Francisco office space on November 1, 2010 due to the excess capacity at the space and the virtual nature of the employees in this geographic region. In conjunction with the exit of the excess office space, we expect to record a restructuring charge of approximately $2.5 million in the fourth quarter of 2010, primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, which are partially offset by estimated sublease income we calculated based on a sublease agreement executed in the fourth quarter of 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate or Prime Rate. At September 30, 2010, we had borrowings outstanding totaling $269.5 million that carried a weighted-average interest rate of 4.4%. A hypothetical one percent change in this interest rate would have a $2.7 million effect on our pre-tax income.
On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this interest rate swap to hedge against the risk of changes in future cash flows related to changes in interest rate on $100.0 million of the total variable-rate borrowings outstanding under our credit facility. Under the terms of the agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively fixed our LIBOR-based rate for $100.0 million of our debt beginning on March 31, 2009 and through February 23, 2012. Including the impact of the swap, the effective interest rate on $100.0 million of our debt was 5.2% as of September 30, 2010. We expect this hedge to be effective.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of September 30, 2010.
From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009, (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009 and (7) a complaint in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 3, 2009. On October 6, 2009, Plaintiff Thomas Fisher voluntarily dismissed his complaint. On November 16, 2009, the remaining suits were consolidated and the Public School Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Public Employees Retirement System, the City of Boston Retirement Board, the Cambridge Retirement System and the Bristol County Retirement System were appointed Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 29, 2010. The consolidated complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against Huron Consulting Group, Inc., Gary Holdren and Gary Burge and claims under Section 20(a) of the Exchange Act against Gary Holdren, Gary Burge and Wayne Lipski. The consolidated complaint contends that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. Lead Plaintiffs request that the action be declared a class action, and seek unspecified damages, equitable and injunctive relief, and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. On March 30, 2010, Huron, Gary Burge, Gary Holdren and Wayne Lipski jointly filed a motion to dismiss the consolidated complaint. On August 6, 2010, the Court denied the motion to dismiss. The Court entered a scheduling order in the matter on August 16, 2010, and the parties have commenced discovery.
The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement, since consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009 (the “Peters suit”) and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009 (the “Hacias suit”). The consolidated cases are captioned “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation”. On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleges claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010. On October 25, 2010, the Court granted Huron’s motion to dismiss and dismissed plaintiffs’ consolidated complaint with prejudice.
The Company has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement, since consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). Oakland County Employees’ Retirement System, Philip R. Wilmore and Lawrence J. Goelz have been named Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 15, 2010. The consolidated complaint asserts claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Lead Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. On April 7, 2010, the Court denied Huron’s motion to stay the Federal derivative suits. On April 8, 2010, Huron filed a motion to stay discovery proceedings in the derivative suits, pursuant to the Private Securities Litigation Reform Act, pending the resolution of Huron’s motion to dismiss plaintiffs’ consolidated complaint. The Court granted Huron’s motion to stay discovery proceedings in the derivative suits on April 12, 2010. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 27, 2010. Huron’s motion to dismiss was granted, judgment entered and the case closed on September 7, 2010. On October 5, 2010, plaintiffs moved for relief from judgment and for leave to file a first amended complaint. The Court granted plaintiffs’ motion on October 12, 2010, and plaintiffs filed their amended complaint that same day. Defendants’ motion to dismiss the amended complaint is due to be filed on November 5, 2010.
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
On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a First Amended qui tam complaint against Huron Consulting Group, Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. On February 2, 2010, Huron filed a motion to dismiss the relator’s federal and state claims. On August 25, 2010, the Court granted Huron’s motion to dismiss without prejudice. On September 29, 2010, relator filed a Second Amended Complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and also seeks to recover an unspecified amount of civil penalties. On October 19, 2010 Huron filed a motion to dismiss the Second Amended Complaint. Huron believes the lawsuit lacks merit and intends to contest the lawsuit vigorously in the event its motion to dismiss is not granted.
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
Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire or successfully integrate new employees and acquired businesses without substantial expense, delay or other operational or financial obstacles. As we grow, we will evaluate the total mix of services we provide and we may conclude that businesses may not achieve the promise we previously expected. For example, effective December 31, 2009, we disposed of our strategy business, in the second quarter of 2010 we wound down our Japan operations, and in the third quarter of 2010 we exited the D&I practice and utilities consulting practice. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition, as well as any disposition, including those we have completed so far. New acquisitions could also negatively impact existing practices and cause current employees to depart. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:
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
Moreover, selling practices and shutting down operations present similar challenges in a service business. Divestitures not only require management’s time, but they can impair existing relationships with clients or otherwise affect client satisfaction, particularly in situations where the divestiture eliminates only part of the compliment of consulting services provided to a client. If we fail to successfully address these risks, our ability to compete may be impaired.
Our international expansion could result in additional risks.
We operate both domestically and internationally, including in the Middle East, Europe and Asia. Although historically our international operations have been limited, we intend to continue to expand internationally. Such expansion may result in additional risks that are not present domestically and which could adversely affect our business or our results of operations, including:
•	compliance with additional U.S. regulations and those of other nations applicable to international operations;
•	cultural and language differences;
•	employment laws and rules and related social and cultural factors;
•	currency fluctuations between the U.S. dollar and foreign currencies, which is harder to predict in the current adverse global economic climate;
•	restrictions on the repatriation of earnings;
•	potentially adverse tax consequences;
•	different regulatory requirements and other barriers to conducting business;
•	different or less stable political and economic environments;
•	greater personal security risks for employees traveling to unstable locations; and
•	civil disturbances or other catastrophic events.
Further, conducting business abroad subjects us to increased regulatory compliance and oversight, in particular with respect to operations in the Middle East. A failure to comply with applicable regulations could result in substantial penalties assessed against the Company and our employees.
Our substantial indebtedness and the current credit crisis could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable rate debt, and could adversely affect our financial results.
At September 30, 2010, we had outstanding borrowings totaling $269.5 million compared to $219.0 million at December 31, 2009. Our substantial indebtedness could have meaningful consequences for us, including:
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
Additionally, if one or more of the banks in our bank syndicate suffers liquidity issues or becomes insolvent stemming from the current credit crisis or otherwise and is unable to extend credit to us, we may experience negative consequences.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2010, we re-acquired 4,099 shares of common stock with a weighted-average fair market value of $19.41 as a result of such tax withholdings as presented in the table below.

	Total Number of			Maximum
	Shares Redeemed	Weighted-	Total Number of	Number of Shares
	to Satisfy	Average Fair	Shares Purchased	that May Yet Be
	Employee Tax	Market Value	as Part of Publicly	Purchased Under
	Withholding	Per Share	Announced Plans	the Plans or
Period	Requirements	Redeemed	or Programs	Programs

July 2010	4,099	$19.41	N/A	N/A
August 2010	—	$—	N/A	N/A
September 2010	—	$—	N/A	N/A

Total	4,099	$19.41	N/A	N/A

N/A — Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.
[Removed and Reserved]
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Filed
Exhibit Number	Exhibit Description	here- with	Form	Period Ending	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of		10-K	12/31/04	3.1	2/16/05
Incorporation of Huron Consulting Group Inc.

3.2	Amended and Restated Bylaws of Huron Consulting Group		10-Q	6/30/09	3.1	8/17/09
Inc.

4.1	Specimen Stock Certificate.		S-1		4.1	10/5/04
(File No.
333-
115434)

10.2	Ninth Amendment to Credit Agreement, dated as of June		8-K		10.1	7/6/10
30, 2010, by and among Huron Consulting Group Inc.,
the guarantors and lenders listed on the signature
pages thereto, and Bank of America, N.A.

31.1	Certification of the Chief Executive Officer,	X
pursuant to Rule 13a-14(a)/15d-14(a), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

31.2	Certification of the Chief Financial Officer,	X
pursuant to Rule 13a-14(a)/15d-14(a), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

32.1	Certification of the Chief Executive Officer,	X
pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

32.2	Certification of the Chief Financial Officer,	X
pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.

(Registrant)

Date: November 4, 2010	/s/ James K. Rojas

James K. Rojas
Vice President, Chief Financial Officer and
Treasurer