Form 10-K
period 2010-12-31
Huron Consulting Group Inc.
filed 2011-02-22
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

  (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $417,500,000.

As of February 14, 2011, 21,931,843 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

FORWARD-LOOKING STATEMENTS

In this annual report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this annual report on Form 10-K, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “assumes,” “can,” “considers,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates” or “continues”. Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the Securities and Exchange Commission (“SEC”) investigation with respect to the restatement and the related purported private shareholder class action lawsuit and derivative lawsuits, (iii) the request by the United States Attorney’s Office (“USAO”) for the Northern District of Illinois for certain documents, (iv) final approval of the proposed settlement of the purported class action lawsuit related to the restatement and (v) the share price of the shares of our common stock included as a portion of the settlement consideration at the time of issuance. In addition, these forward-looking statements reflect our current expectation about our future results, levels of activity, performance, or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; that existing market conditions continue to trend upward; that we will receive final approval of the proposed settlement of the purported class action lawsuit related to the restatement; and the share price of the shares of our common stock included as a portion of the settlement consideration at the time of issuance. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our professionals employ their expertise in healthcare administration, accounting, finance and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, governmental entities, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations.

Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants. In October 2004, we completed our initial public offering and became a publicly traded company. We have grown significantly since we commenced operations, increasing the number of our full-time employees from 249 as of May 31, 2002 to 1,757 as of December 31, 2010, through hiring and acquisitions of complementary businesses.

Our significant acquisitions have included Stockamp & Associates, Inc. (“Stockamp”) in July 2008; Callaway Partners, LLC in July 2007; Wellspring Partners, LLC in January 2007; and Glass & Associates, Inc. in January 2007. With the acquisition of Stockamp, a management consulting firm specializing in helping high-performing hospitals and health systems optimize their financial and operational performance, we expanded our presence in the hospital consulting market and were better positioned to serve multiple segments of the healthcare industry, including major health systems, academic medical centers and community hospitals.

We have hired experienced professionals from a variety of organizations, including the four largest public accounting firms, referred to as the Big Four, and other consulting firms. As of December 31, 2010, we had 117 managing directors who have revenue-generating responsibilities. These individuals have an average of 26 years of business experience. In addition to our full-time employees, we have a roster of consultants, contract reviewers, and other independent contractors who supplement our full-time revenue-generating employees on an as-needed basis.

Our headquarters are located in Chicago, Illinois and we have other domestic and international offices, including those located in the following major metropolitan cities: Atlanta, Georgia; Boston, Massachusetts; Houston, Texas; New York, New York; Portland, Oregon; and Washington D.C. We also have seven document review centers located in Chicago, Illinois; Houston, Texas; Miramar, Florida; Morrisville, North Carolina; New York, New York; Charlotte, North Carolina; and Washington D.C, totaling approximately 1,000 workstations.

See note “4. Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for additional information.

OUR SERVICES

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results.

We provide our services through three operating segments: Health and Education Consulting, Legal Consulting and Financial Consulting. For the year ended December 31, 2010, we derived 61.2%, 26.2% and 12.6% of our revenues from Health and Education Consulting, Legal Consulting and Financial Consulting, respectively.

For further financial information on our segment results, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note “20. Segment Information” under “Part II—Item 8. Financial Statements and Supplementary Data”.

Health and Education Consulting

Our Health and Education Consulting segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address challenges relating to financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, turnarounds, merger or affiliation strategies, labor productivity, non-labor cost management, information technology, patient flow improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development.

This segment’s practices include:

•	Healthcare. Our healthcare practice provides integrated performance solutions for hospitals, health systems and academic medical centers. We partner with clients to deliver improvements to the bottom line by increasing revenues and the effectiveness of operations, including: (i) improving patient flow, utilization of technology, quality of care and patient satisfaction; (ii) reducing labor and non-labor costs and systemic inefficiencies; (iii) enhancing leadership and governance to promote transparency and employee satisfaction; and (iv) ensuring compliance with legislation and regulations in a rapidly-evolving healthcare environment.

•	Higher education. Our higher education professionals have extensive industry knowledge and experience working with institutions on mission-critical business issues relating to the financial, operational, and regulatory aspects of higher education to develop and implement the most effective solutions. We provide comprehensive and customized service offerings in every aspect of higher education and healthcare administration to improve business performance across the entire organization. We serve research universities, academic medical centers, colleges and universities, research institutions, and international organizations. Our primary service areas include financial management and strategy, resource optimization, strategic sourcing and procurement transformation, performance improvement, interim staffing support, information technology planning and integration, risk management and regulatory compliance, research administration and technology supporting research administration, and global health and education.

•	Life Sciences. Our life sciences practice works with organizations to optimize performance, improve operations, mitigate risk, manage compliance, and support counsel in regulatory investigations. Our services to pharmaceutical and medical device companies include government price reporting and commercial contracting, corporate integrity agreements, medical affairs and clinical activities, regulatory and compliance services, off-label communication, sales and marketing compliance, and state reporting and aggregate spend. In addition, this practice helps clients assess and enhance their compliance and quality programs by conducting investigations and compliance effectiveness assessments, and providing expert testimony, compliance infrastructure redesign, and billing and coding compliance assessments. This practice also specializes in clinical research operational assessments, including clinical research billing and human research protections compliance, conflicts of interest, and other related research services.

Legal Consulting

Our Legal Consulting segment provides advisory and business services to assist law departments and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services add value to organizations by helping reduce the amounts they spend on legal services and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management including matter management, records, document review and discovery services. Included in this segment’s offerings is our V3locity® solution, which delivers streamlined e-discovery process resulting in more affordable and predictable discovery costs and our IMPACTtm solution, which delivers sustainable cost reductions.

This segment’s services include:

•	Legal advisory business. Our legal advisory practice helps both in-house legal departments and outside counsel enhance the quality of legal services while reducing costs by more efficiently aligning strategy, people, processes, and technology. We provide strategic advice to help legal departments and law firms improve their organizational design and business processes, and to help management in their use of outside counsel. We also have extensive experience in selecting, customizing, and successfully rolling out matter management systems and electronic billing systems that help legal departments track and manage lawsuits and other legal matters. These systems are powerful tools for managing budgets, spending, and resources. We provide similar services for contract management systems, document management systems and systems for managing patent applications.

•	Discovery and records management. We work with corporations and law firms to provide solutions to enhance their discovery process management and electronic discovery needs. One area of emphasis is helping clients choose and implement technology solutions that improve legal department operations, including litigation preparedness and litigation holds. We provide a full array of digital evidence, discovery, and records management services that include discovery process execution, electronic discovery services, computer forensics, data management, document processing, document review, records program development, records improvement planning and process, and program management, all aimed at reducing costs, coordinating matters and people, streamlining processes and reducing risks. With our V3locity® offering, we provide comprehensive e-discovery services, including processing, hosting, review and production, for legal matters using a per gigabyte page fixed price model. With our state-of-the-art facilities, we blend technology and an integrated process to ensure a work product that outperforms more traditional methods.

Financial Consulting

Our Financial Consulting segment assists corporations with complex accounting and financial reporting matters, and provides financial analysis in restructuring and turnaround situations. We have an array of services that are flexible and responsive to event- and transaction-based needs across industries. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, and chartered financial analysts that serve attorneys, corporations, and financial institutions as advisors and consultants. Huron also consults with companies in the areas of corporate governance, Sarbanes Oxley compliance, and internal audit, and helps companies with critical finance and accounting department projects utilizing “as needed” resources.

This segment’s practices include:

•	Accounting advisory. Our accounting advisory practice assists corporations and government entities with accounting and finance operations support, process improvement, bankruptcies, mergers, acquisitions and divestures, shared services, financial restatements, financial services, investigations, and financial reporting relating to SEC reporting matters. We provide a comprehensive range of finance and accounting services to both public and private sector companies with a focus on flexibility and responsiveness, bringing the methodologies, tools and experience needed to expertly provide optimal solutions across a broad spectrum of needs.

•	Restructuring and turnaround. Our restructuring and turnaround practice provides consulting assistance to financially distressed companies, creditor constituencies, and other stakeholders in connection with out-of-court restructurings and bankruptcy proceedings. For companies in financial distress, we work with management to assess the viability of their business, to develop and implement a turnaround plan to improve cash flow, and to implement a debt-restructuring plan to improve the balance sheet. In some instances, we serve in interim management roles. When out-of-court solutions are not achievable, we assist clients in preparing for Chapter 11 bankruptcy filings and with all aspects of the bankruptcy process by gathering, analyzing, and presenting financial and business information needed to achieve successful reorganizations. We also provide claims management services to help companies process and analyze complex and voluminous claims filed in bankruptcies and related litigation matters.

OUR CLIENTS AND INDUSTRIES

We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, governmental entities, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations. Since commencing operations in May 2002, we have conducted over 11,000 engagements for over 4,100 clients. Our top ten clients represented approximately 32.1%, 30.7% and 23.9% of our revenues in the years ended December 31, 2010, 2009 and 2008, respectively. No single client accounted for more than 10% of our revenues in 2010, 2009 or 2008.

Our clients are in a broad array of industries, including healthcare, education, professional services, pharmaceutical, technology, transportation services, telecommunications, financial services, electronics, consumer products, governmental, energy and utilities and industrial manufacturing. We believe organizations will continue to face complex challenges in the current economic environment. Moreover, greater competition and regulation, particularly as a result of healthcare reform, will present significant operational and financial challenges for organizations in a variety of industries. Many organizations are finding themselves in financial distress and are responding to these challenges by restructuring and reorganizing their businesses and capital structures, while financially healthy organizations are striving to maintain their market positions and capitalize on opportunities, by improving operations, reducing costs, and enhancing revenues. Many organizations have limited dedicated resources to respond effectively to the challenges and opportunities that exist today. Consequently, we believe these organizations will increasingly seek to augment their internal resources with experienced independent consultants such as us.

EMPLOYEES

Our ability to bring the right expertise together to address client issues requires a willingness to work and think outside the bounds of a single practice or specialty. Our success depends on our ability to attract and retain highly talented professionals by creating a work environment where both individuals and teams thrive and individuals are rewarded not only for their own contributions but also for the success of our organization as a whole. To accomplish those goals and recognize superior performance, we have adopted a comprehensive rewards program incorporating compensation incentives, training and development opportunities, interactive performance management and special recognition plan that motivates individual performance and promotes teamwork.

As of December 31, 2010, we had 1,757 full-time employees, including 117 revenue-generating managing directors and 16 non-revenue-generating managing directors, as well as directors, managers, associates, analysts and assistants. Our revenue-generating managing directors serve clients as advisors and engagement team leaders and originate revenue by developing new and existing client relationships, and work to strengthen our intellectual capital, develop our people and enhance our reputation. Our revenue-generating directors and managers manage day-to-day client relationships and oversee the delivery and overall quality of our work product. Our revenue-generating associates and analysts gather and organize data, conduct detailed analyses and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. Our non-revenue-generating employees include our senior management team and the professionals who work in our facilities, finance, human resources, information technology, legal and marketing departments.

In addition to our full-time employees, we have a roster of consultants, contract reviewers, and other independent contractors who supplement our full-time revenue-generating employees on an as-needed basis. These individuals, many of whom have legal, financial or accounting credentials along with prior corporate experience, work variable schedules and are readily available to meet our clients’ needs. Utilizing these independent contractors and project consultants allows us to maintain a pool of talent with a variable cost structure and enables us to adapt quickly to market demand.

We support our employees’ career progression through established training and development programs. We have structured orientation and training programs for new analysts and “milestone” programs to help recently promoted employees quickly to become effective in new more responsible roles. We provide a variety of continuing education opportunities to our employees, including in formal classroom environments, through on-line courses, or a combination of both, in order for our employees to develop their technical knowledge and their ability to work cooperatively and coach and mentor others. We encourage our employees to enhance their professional skills through outside courses that certify their technical skills and to pursue certain advanced degrees. Employees are assigned internal performance coaches to help them establish personal development goals, including identifying opportunities for professional development, formal training, and technical skill certifications.

Our compensation plan includes competitive base salary, performance incentives and benefits. Under our performance management plan, directors, managers, associates and analysts set goals each year with a performance coach. These goals are aligned with our corporate business goals as well as individual interests and development needs. Managing directors set goals with their practice leader using a “balanced scorecard”. The incentive compensation plan balances our value of teamwork with recognition of individual performance. Our incentive compensation is tied to both team and individual performance. Incentives for managing directors are based on their individual performance and contribution to their teams, their practice and to our business as a whole. Funding of the incentive pool is based on our achievement of annual corporate financial goals and the relevant practice’s achievement of its financial goals. In 2010 we implemented a new managing director compensation plan to attract and retain senior practitioners. It incorporates targeted compensation levels based on performance with equity as a core component of compensation for every managing director, in order to encourage retention, align the interests of our managing directors with shareholders and help managing directors build wealth over time. The managing director compensation plan is integrated with our performance management process and continues to rely on a balanced scorecard to set performance expectations and accountabilities.

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

We generate most of our new business opportunities through relationships that our managing directors have with individuals working in healthcare organizations, academic institutions, corporations and top-tier law firms. We also view cross-selling as a key component in building our business. Often, the client relationship of a managing director in one practice leads to opportunities in another practice. All of our managing directors understand their role in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities, and frequently receive referrals and repeat business from past and current clients and from the law firms with which we have worked. In addition, to complement the business development efforts of our managing directors, we have experienced business developers who are focused exclusively on developing client relationships and generating new business through their extensive network of contacts.

We also host, participate in and sponsor conferences that facilitate client development opportunities, promote brand recognition, and showcase our expertise in the industry. For example, during 2010, we hosted such events as The Summit General Counsel 2010, the 2010 CEO Forum—Guiding the Healthcare Enterprise Through Unprecedented Change, multiple webinars on Clinical Research Management, Cost Savings in E-Discovery meetings produced through The Huron Legal Institute, as well as numerous other industry webinars and client events. Additionally, we participated in or sponsored numerous conferences for organizations such as National Council of University Research Administrators (NCURA), Association of Corporate Counsel (ACC), Turnaround Management Association (TMA), Health Care Compliance Association (HCCA), Center for Business Intelligence (CBI), The Health Management Academy, and the Healthcare Financial Management Association (HFMA). These events provide a forum to build and strengthen client relationships, as well as to stay abreast of industry trends and developments.

We have a centralized marketing department with marketing professionals assigned to each of our practices. These professionals coordinate traditional marketing programs, such as participation in industry events, sponsorship of conferences, management of advertising campaigns, development of case studies, and publication of articles in industry publications to actively promote our name and capabilities. The marketing department also manages the content delivery on Huron’s website, develops collateral materials, performs research and provides database management to support sales efforts.

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

We believe the principal competitive factors in our market include firm and consultant reputations, the ability to attract and retain top professionals, client and law firm referrals, the ability to manage engagements effectively and the ability to be responsive and provide high quality services. There is also competition on price, although to a lesser extent due to the critical nature of many of the issues that the types of services we offer address. Many of our competitors have a greater geographic footprint, including a broader international presence and name recognition, as well as have significantly greater personnel, financial, technical and marketing resources than we do. We believe that our experience, reputation, industry focus, and a broad range and balanced portfolio of service offerings enable us to compete favorably and effectively in the consulting marketplace.

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

On August 17, 2009, we restated our financial statements for the years ended 2006, 2007 and 2008 and the first quarter of 2009. Thereafter, the SEC commenced an investigation into the facts and circumstances of the restatement, the United States Attorney’s Office for the Northern District of Illinois (“USAO”) requested certain documents related to the restatement and plaintiffs brought a purported private shareholder class action litigation and derivative litigation with respect to the restatement (the “restatement matters”). The restatement matters, together with the reputational issues raised by the restatement, could have a material adverse effect on our business, prospects, cash flow, overall liquidity, results of operations or financial condition.

We restated certain of our previously-issued financial statements to correct our accounting for certain acquisition-related payments received by the selling shareholders of specific businesses we acquired that were subsequently redistributed by the selling shareholders among themselves and to other select Company employees. The restatement and the restatement matters have raised reputational issues for our businesses and may adversely impact our ability to:

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

The SEC is conducting an investigation with respect to the restatement. In addition, as often happens in these circumstances, shortly after the filing of our restated financial statements, the USAO contacted our counsel and made a telephonic request for copies of certain documents that we previously provided to the SEC. Further, several purported private shareholder class action lawsuits, since consolidated, and derivative lawsuits have been filed in respect of the restatement. On December 6, 2010, we reached an agreement in principle with the Lead Plaintiffs to settle the purported class action lawsuit (the “Class Action Settlement”), pursuant to which the plaintiffs will receive total consideration of approximately $39.6 million, comprised of $27.0 million in cash and the issuance by the Company of 474,547 shares of our common stock (“Settlement Shares”). The Settlement Shares had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. We will adjust the amount of the non-cash charge and corresponding settlement liability to reflect changes in the fair value of the Settlement Shares until and including the date of issuance, which may result in either additional non-cash charges or non-cash gains. As of December 31, 2010, in accordance with the proposed settlement, we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with Accounting Standards Codification Topic 210-20-45, “Other Presentation Matters”. The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment discussed above. As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of legal fees expended on the finalization of the Class Action Settlement or any amounts (including any damages, settlement costs or legal fees) with respect to the remaining restatement matters. The proposed Class Action Settlement received preliminary court approval on January 21, 2011 and is subject to final court approval, and the issuance of the Settlement Shares. A Fairness Hearing is currently scheduled to consider the final approval of the settlement on May 6, 2011. The issuance of the Settlement Shares is expected to occur after final court approval is granted. There can be no assurance that final court approval will be granted. Additionally, the Company has the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement.

While we are fully cooperating with the SEC in its investigations with respect to the restatement, have voluntarily provided to the USAO the requested documents, and intend to vigorously defend the restatement lawsuits, the restatement matters subject us to a number of additional risks, including:

•	the diversion of management’s time, attention and resources from managing and marketing our Company;

•	increased costs and expenses to address the restatement matters and the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts resulting from actions or findings by the SEC or the USAO or pursuant to rulings, orders or judgments by the courts with jurisdiction over the restatement lawsuits, none of which will be covered by our insurance carriers if the class action settlement becomes final; and

•	additional damage to our reputation as these matters are concluded that may further heighten the risks described above.

Given the uncertain nature of the restatement matters and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether any additional liability other than those described above has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the restatement matters. Any such additional liability could be material.

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

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire or successfully integrate new employees and acquired businesses without substantial expense, delay or other operational or financial obstacles. From time to time, we will evaluate the total mix of services we provide and we may conclude that businesses may not achieve the promise we previously expected. For example, effective December 31, 2009, we disposed of our strategy business, in the second quarter of 2010 we wound down our Japan operations, and in the third quarter of 2010 we exited the Disputes and Investigations practice and utilities consulting practice. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition, as well as any disposition, including those we have completed so far.

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

If we are unable to manage fluctuations in our business successfully, we may not be able to sustain profitability.

We have grown significantly since we commenced operations, increasing the number of our full-time professionals from 249 as of May 31, 2002 to 1,757 as of December 31, 2010. Additionally, our considerable growth and the circumstances of the restatement has placed demands on our management and our internal systems, procedures and controls and will continue to do so in the near future. To successfully manage growth and respond to the events described above, we must periodically adjust and strengthen our operating, financial, accounting and other systems, procedures and controls, which could increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

Our business is becoming increasingly dependent on information technology and will require additional investments in order to grow and implement redundancies necessary to prevent service interruption.

We depend on the use of sophisticated technologies and systems. Some of our practices provide services that are increasingly dependent on the use of software applications and systems that we do not own and could become unavailable. Moreover, our technology platforms will require continuing investments by us, in order to expand existing service offerings and develop complimentary services. A portion of our business, in which we utilize third party software technology, has grown over the last few years and now represents a substantial portion of our total revenues. One of our service lines has made and expects to continue to make investments in technology-driven businesses that compliment its service offerings. Our future success depends on our ability to adapt our services and infrastructure while continuing to improve the performance, features and reliability of our services in response to the evolving demands of the marketplace.

Additionally, our organization is comprised of employees who work on matters throughout the United States and overseas. Our technology platform is a “virtual office” from which we all operate. We may be subject to disruption to our operating systems from technology events that our beyond our control, which may produce service interruptions that in turn result in loss or liability to us. The Company will need to continue to invest in technology in order to meet the developing demands of our clients and achieve redundancies necessary to prevent service interruptions.

Our reputation could be damaged and we could incur additional liabilities if we fail to protect client and employee data through our own accord or if our information systems are breached.

We rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners, and employees. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.

In providing services to clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information and international laws such the European Union Directive on Data Protection.

These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients.

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

Further, conducting business abroad subjects us to increased regulatory compliance and oversight, in particular with respect to operations in the Middle East. A failure to comply with applicable regulations could result in substantial penalties assessed against the Company and our employees. Political turmoil could affect the physical security of our employees working in a troubled country.

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

At December 31, 2010, we had outstanding borrowings totaling $257.0 million compared to $219.0 million at December 31, 2009. Our substantial indebtedness could have meaningful consequences for us, including:

•	exposing us to the risk of increased interest rates because our borrowings are at variable interest rates;

•	requiring us to dedicate a larger portion of our cash from operations to service our indebtedness and thus reducing the level of cash for other purposes such as funding working capital, strategic acquisitions, capital expenditures, and other general corporate purposes; and

•	limiting our ability to obtain additional financing.

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

Our profitability depends to a large extent on the utilization and billing rates of our professionals. Utilization of our professionals is affected by a number of factors, including:

•	the number and size of client engagements;

•	the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable;

•	our ability to transition our consultants efficiently from completed engagements to new engagements;

•	the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;

•	unanticipated changes in the scope of client engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of consultants; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

The billing rates of our consultants that we are able to charge are also affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;

•	the market demand for the services we provide;

•	an increase in the number of clients in the government sector;

•	introduction of new services by us or our competitors;

•	our competition and the pricing policies of our competitors; and

•	current economic conditions.

If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our consultants, our financial results could materially suffer.

Expanding our service offerings or number of offices may not be profitable.

We may choose to develop new service offerings, open new offices or eliminate service offerings because of market opportunities or client demands. Developing new service offerings involves inherent risks, including:

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

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2010, 2009, 2008, fixed-fee engagements represented 38.9%, 37.0% and 32.1%, respectively, of our revenues.

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.

We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually defined goals. The achievement of these contractually-defined goals is subject to acknowledgement by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. As expected, due to Stockamp & Associates, Inc., a consulting firm that we acquired in the third quarter of 2008 and which has a large number of performance-based fee engagements, the percentage of performance-based fee engagements has increased, increasing the percentage of our revenues derived from performance-based fees to 10.8% for the year ended December 31, 2010 and 15.5% for the year ended December 31, 2009, compared to 5.5% for the year ended December 31, 2008. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.

A significant portion of our revenues is derived from a limited number of clients, and our engagement agreements, including those related to our largest clients, can be terminated by our clients with little or no notice and without penalty, which may cause our operating results to be unpredictable.

As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our ten largest clients accounted for approximately 32.1%, 30.7% and 23.9% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively. No single client accounted for more than 10% of our revenues in 2010, 2009 or 2008. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year and a major client in one fiscal period may not require or decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

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

We provide services in connection with bankruptcy, litigation and other proceedings proceedings that usually involve sensitive client information and frequently are adversarial. In connection with bankruptcy proceedings, we are required by law to be “disinterested” and may not be able to provide multiple services to a particular client. In litigation we would generally be prohibited from performing services in the same litigation for the party adverse to our client. In addition, our engagement agreement with a client or other business reasons may preclude us from accepting engagements from time to time with our clients’ competitors or adversaries. As we adjust the size of our operations and the complement of consulting services, the number of conflict situations will continue to increase. Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new engagements as a result of conflicts of interest. If we are unable to accept new engagements for any reason, our consultants may become underutilized, which would adversely affect our revenues and results of operations in future periods.

The nature of our services and the current economic environment make evaluating our business difficult.

Although we have consistently generated positive earnings since we became a public company, except for the year ended December 31, 2009 as a result of the non-cash goodwill impairment charge, we may not sustain profitability in the future. Additionally, the current instability in the global economy makes it even harder to predict our future operating results. To sustain profitability, we must:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2010, our principal executive offices in Chicago, Illinois, consisted of approximately 117,000 square feet of office space, under leases expiring through September 2014. We have two five-year renewal options that will allow us to continue to occupy the majority of this office space until September 2024. This facility accommodates our executive team and corporate departments, as well as professionals in each of our practices. We also have an office located in New York City, New York, consisting of approximately 55,000 square feet of office space, under a lease that expires in July 2016, with one five-year renewal option. Additionally, we occupy leased facilities for our other domestic and international offices, including those located in the following major metropolitan cities: Atlanta, Georgia; Boston, Massachusetts; Houston, Texas; Portland, Oregon; and Washington, D.C. We also occupy leased facilities for our seven document review centers located in Chicago, Illinois; Houston, Texas; Miramar, Florida; Morrisville, North Carolina; New York City, New York; Charlotte, North Carolina; and Washington D.C., totaling approximately 1,000 workstations. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

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

In addition, the following purported shareholder class action complaints were filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009, (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009 and (7) a complaint in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 3, 2009. On October 6, 2009, Plaintiff Thomas Fisher voluntarily dismissed his complaint. On November 16, 2009, the remaining suits were consolidated and the Public School Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Public Employees Retirement System, the City of Boston Retirement Board, the Cambridge Retirement System and the Bristol County Retirement System were appointed Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 29, 2010. The consolidated complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against Huron Consulting Group, Inc., Gary Holdren and Gary Burge and claims under Section 20(a) of the Exchange Act against Gary Holdren, Gary Burge and Wayne Lipski. The consolidated complaint contends that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. Lead Plaintiffs request that the action be declared a class action, and seek unspecified damages, equitable and injunctive relief, and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. On March 30, 2010, Huron, Gary Burge, Gary Holdren and Wayne Lipski jointly filed a motion to dismiss the consolidated complaint. On August 6, 2010, the Court denied the motion to dismiss. On December 6, 2010, we reached an agreement in principle with Lead Plaintiffs to settle the litigation (“the Class Action Settlement”), pursuant to which the plaintiffs will receive total consideration of approximately $39.6 million, comprised of $27.0 million in cash and the issuance by the Company of 474,547 shares of our common stock (the “Settlement Shares”). The Settlement Shares had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. We will adjust the amount of the non-cash charge and corresponding settlement liability to reflect changes in the fair value of the Settlement Shares until and including the date of issuance, which may result in either additional non-cash charges or non-cash gains. As of December 31, 2010, in accordance with the proposed settlement, we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with Accounting Standards Codification Topic 210-20-45, “Other Presentation Matters”. The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment discussed above. As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of legal fees expended on the finalization of the Class Action Settlement or any amounts (including any damages, settlement costs or legal fees) with respect to the SEC investigation with respect to the restatement, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”). The proposed Class Action Settlement received preliminary court approval on January 21, 2011 and is subject to final court approval and the issuance of the Settlement Shares. A Fairness Hearing is currently scheduled to consider final approval of the settlement on May 6, 2011. The issuance of the Settlement Shares is expected to occur after final court approval is granted. There can be no assurance that final court approval will be granted. The proposed settlement contains no admission of wrongdoing. Additionally, the Company has the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement.

The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement, since consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009 (the “Peters suit”) and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009 (the “Hacias suit”). The consolidated cases are captioned “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation”. On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleges claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010. On October 25, 2010, the Court granted Huron’s motion to dismiss and dismissed plaintiffs’ consolidated complaint with prejudice. On November 19, 2010, plaintiffs filed a notice of appeal of the dismissal to the Appellate Court of Illinois.

The Company has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement, since consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). Oakland County Employees’ Retirement System, Philip R. Wilmore and Lawrence J. Goelz have been named Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 15, 2010. The consolidated complaint asserts claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Lead Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. On April 7, 2010, the Court denied Huron’s motion to stay the Federal derivative suits. On April 8, 2010, Huron filed a motion to stay discovery proceedings in the derivative suits, pursuant to the Private Securities Litigation Reform Act, pending the resolution of Huron’s motion to dismiss plaintiffs’ consolidated complaint. The Court granted Huron’s motion to stay discovery proceedings in the derivative suits on April 12, 2010. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 27, 2010. Huron’s motion to dismiss was granted, judgment entered and the case closed on September 7, 2010. On October 5, 2010, plaintiffs moved for relief from judgment and for leave to file a first amended complaint. The Court granted plaintiffs’ motion on October 12, 2010, and plaintiffs filed their amended complaint that same day. Defendants moved to dismiss plaintiffs’ amended complaint on November 5, 2010. That motion is fully briefed and pending before the Court.

Given the uncertain nature of the restatement matters, and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the restatement matters. Any such liability could be material.

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a First Amended qui tam complaint against Huron Consulting Group, Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. On February 2, 2010, Huron filed a motion to dismiss the relator’s federal and state claims. On August 25, 2010, the Court granted Huron’s motion to dismiss without prejudice. On September 29, 2010, relator filed a Second Amended Complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and also seeks to recover an unspecified amount of civil penalties. On October 19, 2010 Huron filed a motion to dismiss the Second Amended Complaint, which the Court denied on January 3, 2011. The suit is in the pre-trial stage and no trial date has been set. We believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

[Removed and reserved]

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

	High	Low

2009:
First Quarter	$59.95	$39.37
Second Quarter	$50.26	$36.81
Third Quarter	$46.81	$11.99
Fourth Quarter	$26.66	$21.48
2010:
First Quarter	$25.65	$20.12
Second Quarter	$23.89	$19.41
Third Quarter	$22.21	$17.86
Fourth Quarter	$26.63	$19.14

Holders

As of February 14, 2011, there were 21 registered holders of record of Huron’s common stock. A number of the Company’s stockholders have their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2010, we redeemed 7,841 shares of common stock with a weighted-average fair market value of $21.93 as a result of such tax withholdings as presented in the table below.

	Total Number of	Weighted-	Total Number of	Maximum Number
	Shares Redeemed	Average Fair	Shares Purchased as	of Shares that May
	to Satisfy Employee	Market Value	Part of Publicly	Yet Be Purchased
	Tax Withholding	Per Share	Announced Plans or	Under the Plans or
Period	Requirements	Redeemed	Programs	Programs

October 1, 2010 – October 31, 2010	598	$21.99	N/A	N/A
November 1, 2010 – November 30, 2010	7,243	$21.92	N/A	N/A
December 1, 2010 – December 31, 2010	—	$—	N/A	N/A

Total	7,841	$21.93	N/A	N/A

N/A – Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA.

We have derived the following selected consolidated financial data as of and for the years ended December 31, 2006 through 2010 from our consolidated financial statements. The following data reflects the business acquisitions that we have completed through December 31, 2010. The results of operations for the acquired businesses have been included in our results of operations since the date of their acquisitions. The following data also reflects the classification of discontinued operations as of December 31, 2010, as discussed below. See also note “4. Discontinued Operations” under “Part II — Item 8. Financial Statements and Supplementary Data” for additional information. Amounts previously reported on the Statements of Operations for fiscal years 2006 through 2009 have been reclassified in accordance with the discontinued operations section of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements.” The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

Consolidated Statements of Operations Data	Year Ended December 31,
(in thousands, except per share data):	2010	2009	2008	2007	2006

Revenues and reimbursable expenses:
Revenues	$553,007	$559,458	$479,926	$345,125	$163,592
Reimbursable expenses	51,593	47,632	48,692	38,163	31,702

Total revenues and reimbursable expenses	604,600	607,090	528,618	383,288	195,294
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs (2)	343,618	342,816	287,970	219,025	105,071
Intangible assets amortization	4,125	4,695	6,629	7,803	507
Reimbursable expenses	51,466	47,646	48,699	37,951	31,877

Total direct costs and reimbursable expenses	399,209	395,157	343,298	264,779	137,455
Operating expenses:
Selling, general and administrative	113,786	118,424	119,321	93,263	61,360
Restructuring charges	4,063	2,533	2,100	—	—
Restatement related expenses	8,666	17,490	—	—	—
Litigation settlements, net	17,316	—	—	—	—
Depreciation and amortization (1)	18,605	22,116	22,867	17,000	7,536
Impairment charge on goodwill	—	67,034	—	—	—

Total operating expenses	162,436	227,597	144,288	110,263	68,896

Other gains	—	2,687	—	—	—
Operating income (loss)	42,955	(12,977)	41,032	8,246	(11,057)
Other expense:
Interest expense, net of interest income	(14,402)	(12,256)	(13,775)	(8,263)	(703)
Other income (expense)	262	1,883	(2,775)	20	16

Total other expense	(14,140)	(10,373)	(16,550)	(8,243)	(687)

Income (loss)from continuing operations before income taxes	28,815	(23,350)	24,482	3	(11,744)
Income tax expense (benefit)	16,434	(2,839)	23,990	7,795	(3,213)

Net income (loss) from continuing operations	12,381	(20,511)	492	(7,792)	(8,531)
(Loss) income from discontinued operations (including gain (loss) on disposal of $1.2 million and ($0.4) million in 2010 and 2009), net of tax	(3,856)	(12,362)	9,589	32,072	31,390

Net income (loss)	$8,525	$(32,873)	$10,081	$24,280	$22,859

Consolidated Statements of Operations Data	Year Ended December 31,
(in thousands, except per share data):	2010	2009	2008	2007	2006

Net earnings (loss) per basic share:
Income (loss) from continuing operations	$0.60	$(1.02)	$0.03	$(0.46)	$(0.52)
(Loss) income from discontinued operations	$(0.19)	$(0.61)	$0.52	$1.89	$1.92

Net income (loss)	$0.41	$(1.63)	$0.55	$1.43	$1.40
Net earnings (loss) per diluted share:
Income (loss) from continuing operations	$0.60	$(1.02)	$0.03	$(0.46)	$(0.52)
(Loss) income from discontinued operations	$(0.19)	$(0.61)	$0.50	$1.89	$1.92

Net income (loss)	$0.41	$(1.63)	$0.53	$1.43	$1.40
Weighted average shares used in calculating net earnings (loss) per share:
Basic	20,546	20,114	18,257	16,944	16,359
Diluted	20,774	20,114	19,082	16,944	16,359

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2010	2009	2008	2007	2006

Cash and cash equivalents (3)	$6,347	$6,459	$14,106	$2,993	$16,572
Working capital	$34,455	$(210)	$12,904	$33,511	$36,047
Total assets	$788,983	$754,215	$779,597	$443,213	$199,444
Long-term debt (4)	$257,000	$219,005	$280,204	$123,734	$1,000
Total stockholders’ equity (5)	$348,372	$326,989	$319,026	$183,784	$116,580

(1)	Intangible assets amortization relating to customer contracts, certain client relationships and software is presented as a component of total direct costs. Depreciation, amortization of leasehold improvements and amortization of other intangible assets are presented as a component of operating expenses.

(2)	Includes non-cash compensation expense representing Shareholder Payments and Employee Payments (each as defined below) totaling zero, $7.5 million, $26.5 million, $15.0 million and $2.3 million in 2010, 2009, 2008, 2007 and 2006, respectively. These charges are further described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and in note “3. Restatement of Previously-Issued Financial Statements” in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.”

(3)	Includes cash from discontinued operations of $76 thousand, $744 thousand, $1,702 thousand, $792 thousand and zero as of December 31, 2010, 2009, 2008, 2007 and 2006 respectively.

(4)	Consists of bank borrowings and capital lease obligations, net of current portions, at December 31, 2010, 2009, 2008 and 2007. Consists of notes payable issued in connection with the acquisition of Speltz & Weis LLC at December 31, 2006.

(5)	We have not declared or paid any dividends on our common stock in the periods presented above and we do not intend to pay any dividends on our common stock in the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with the information under “Part II—Item 6. Selected Financial Data,” and our historical audited consolidated financial statements and related notes appearing under “Part II — Item 8. Financial Statements and Supplementary Data”. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and involves numerous risks and uncertainties, including, without limitation, those described under “Part I - Item 1A. Risk Factors” and “Forward-Looking Statements” of this annual report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our professionals employ their expertise in healthcare administration, accounting, finance, economics and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, governmental entities, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations.

We provide our services and manage our business under three operating segments: Health and Education Consulting, Legal Consulting, and Financial Consulting. See “Part I—Item 1. Business — Overview—Our Services” included elsewhere in this annual report on Form 10-K for a detailed discussion of our three segments.

See note “4. Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for additional information about our discontinued operations.

We have grown significantly since we commenced operations through hiring and acquisitions of complementary businesses. Revenues in 2010 totaled $553.0 million, a slight decrease of 1.2% compared to 2009 and a 15.2% when comparing 2010 to 2008. The overall increase resulted from a combination of business acquisitions and organic growth. During the year ended December 31, 2008, we completed the acquisition described below. We did not complete any significant acquisitions in 2010 or 2009.

Stockamp & Associates, Inc.

In July 2008, we acquired Stockamp, a management consulting firm specializing in helping high-performing hospitals and health systems optimize their financial and operational performance. With the acquisition of Stockamp, we expanded our presence in the hospital consulting market and are better positioned to serve multiple segments of the healthcare industry, including major health systems, academic medical centers and community hospitals. This acquisition was consummated on July 8, 2008 and the results of operations of Stockamp have been included within our Health and Education Consulting segment since that date. The aggregate purchase price of this acquisition was approximately $278.2 million, consisting of cash and stock. The cash portion of the purchase price was financed with borrowings under our credit agreement.

How We Generate Revenues

A large portion of our revenues are generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, consisting of finance and accounting consultants, specialized operational consultants and contract reviewers, all of whom work variable schedules, as needed by our clients. Other professionals also include our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. Our document review and electronic data discovery groups generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or amount of data processed. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. From time to time, our full-time consultants may provide software support and maintenance or document review and electronic data discovery services based on demand for such services and the availability of our full-time consultants. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 48.3%, 45.8% and 61.6% of our revenues in 2010, 2009 and 2008, respectively.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. For the years ended December 31, 2010, 2009 and 2008, fixed-fee engagements represented approximately 38.9%, 37.0% and 32.1%, respectively, of our revenues.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving cost effectiveness in the procurement area. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often this type of success fee supplements time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 10.8%, 15.5% and 5.5% of our revenues in 2010, 2009 and 2008, respectively. The increase in performance-based fee revenues compared to 2008 was due to our acquisition of Stockamp in 2008, which has a larger percentage of performance-based fee engagements. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35. Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 2.0%, 1.7% and 0.8% of our revenues in 2010 and 2009, and 2008.

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

Total direct costs

Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include direct costs consisting of salaries, performance bonuses, payroll taxes and benefits for revenue-generating professionals, legal consulting facilities and technology application costs, as well as fees paid to independent contractors that we retain to supplement these professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and stock option awards granted to our revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense may increase in the future. Total direct costs also include intangible assets amortization relating to customer contracts, certain customer relationships, and software as well as non-cash compensation expense related to Shareholder Payments and Employee Payments as discussed below under the heading “Restatement of Previously Issued Financial Statements”.

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

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach in accordance with FASB ASC Topic 605-35, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.

In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met.

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35.

Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized.

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

Based on the result of the first step of the goodwill impairment analysis, we determined that the fair values of our Health and Education Consulting, Legal Consulting, and Financial Consulting reporting units exceeded their carrying values by 33.5%, 71.6%, and 8.1%, respectively. Since the fair value of all reporting units exceeded their carrying values, the second step of the goodwill impairment test was not necessary. Although the fair value of the Financial Consulting reporting unit exceeded its carrying value by only 8.1%, we do not feel this reporting unit is near impairment in the foreseeable future.

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

The carrying values of goodwill for each of our reporting unit as of December 31, 2010 are as follows (in thousands):

	Health
	and
	Education	Legal	Financial
	Consulting	Consulting	Consulting	Total

Carrying Value of Goodwill	$418,652	$33,013	$54,549	$506,214

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $26.2 million at December 31, 2010 and consist of customer contracts, customer relationships, non-competition agreements, tradenames, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the customer relationships, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

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

In preparing financial statements, we exercise significant judgment in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period. In determining whether a valuation allowance is warranted, we consider the historical and estimated future taxable income and other relevant factors of the operation recording the respective deferred tax asset. If actual results differ from our estimates, or if these estimates are adjusted in future periods, an adjustment to the valuation allowance may be required. To the extent that we increase the valuation allowance, our provision for income taxes will increase and our net income will decrease in the period that the adjustment is made. As of December 31, 2010, we have recorded net deferred tax assets totaling $32.3 million.

RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS

As previously disclosed, on August 17, 2009, we restated our financial statements for the years ended December 31, 2008, 2007 and 2006, as well as the three months ended March 31, 2009:

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

See “Part I—Item 1A. Risk Factors” and “Part I—Item 3. Legal Proceedings” above for a discussion of the SEC investigations, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits that occurred as a result of the restatement.

RESULTS OF OPERATIONS

See note “4. Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for additional information.

The following table sets forth, for the periods indicated, selected segment and consolidated operating results for the periods indicated, as well as other operating data.

Segment and Consolidated Operating Results of Continuing Operations	Year Ended December 31,
(in thousands):	2010	2009	2008

Revenues and reimbursable expenses:
Health and Education Consulting	$338,288	$373,881	$269,370
Legal Consulting	144,730	114,824	121,413
Financial Consulting	69,989	70,753	89,143

Total revenues	553,007	559,458	479,926
Total reimbursable expenses	51,593	47,632	48,692

Total revenues and reimbursable expenses	$604,600	$607,090	$528,618

Operating income:
Health and Education Consulting (1)	$112,339	$141,295	$90,885
Legal Consulting	39,254	22,035	37,780
Financial Consulting (1)	20,323	17,205	19,650

Total segment operating income (1)	171,916	180,535	148,315
Operating expenses not allocated to segments	128,961	193,512	107,283

Operating income (loss)	$42,955	$(12,977)	$41,032

Other Operating Data of Continuing Operations
Number of full-time billable consultants (at period end) (2):
Health and Education Consulting	907	857	879
Legal Consulting	122	141	163
Financial Consulting	86	87	93

Total	1,115	1,085	1,135
Average number of full-time billable consultants (for the period) (2):
Health and Education Consulting	858	875	641
Legal Consulting	128	148	164
Financial Consulting	82	90	143

Total	1,068	1,113	948
Full-time billable consultant utilization rate (3):
Health and Education Consulting	75.3%	75.3%	79.6%
Legal Consulting	62.9%	57.1%	62.8%
Financial Consulting	75.4%	68.8%	55.9%
Total	73.9%	72.3%	73.1%

	Year Ended December 31,
Other Operating Data of Continuing Operations (continued):	2010	2009	2008

Full-time billable consultant average billing rate per hour (4):
Health and Education Consulting	$239	$272	$251
Legal Consulting	$206	$207	$235
Financial Consulting	$309	$323	$301
Total	$242	$270	$254
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$333	$385	$378
Legal Consulting	$221	$216	$269
Financial Consulting	$503	$486	$321
Total	$332	$370	$351
Average number of full-time equivalents (for the period) (5):
Health and Education Consulting	152	111	71
Legal Consulting	765	644	583
Financial Consulting	108	103	175

Total	1,025	858	829
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$348	$335	$379
Legal Consulting	$152	$129	$133
Financial Consulting	$266	$262	$247
Total	$193	$171	$178

(1)	Includes non-cash compensation expense as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Health and Education Consulting	$—	$5,605	$14,966
Financial Consulting	—	1,895	11,554

Total	$—	$7,500	$26,520

(2)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

(3)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

(4)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

(5)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

Non-GAAP Measures

We also assess our results of operations using certain non-GAAP financial measures. These non-GAAP financial measures differ from GAAP because the non-GAAP financial measures we calculate to measure adjusted EBITDA, adjusted net income from continuing operations and adjusted diluted earnings per share exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.

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

The reconciliations of these non-GAAP financial measures from GAAP to non-GAAP are as follows:

	Year Ended December 31,
	2010	2009	2008

Revenues	$553,007	$559,458	$479,926

Net income (loss) from continuing operations	$12,381	$(20,511)	$492
Add back:
Income tax expense (benefit)	16,434	(2,839)	23,990
Interest and other expenses	14,140	10,373	16,550
Depreciation and amortization	22,730	26,811	29,496

Earnings before interest, taxes, depreciation and amortization (EBITDA)	65,685	13,834	70,528
Add back:
Non-cash compensation	—	7,500	26,520
Restatement related expenses	8,666	17,490	—
Restructuring charges	4,063	2,533	2,100
Impairment charge on goodwill	—	67,034	—
Litigation settlements, net	17,316	—	—
Other gain	—	(2,687)	—

Adjusted EBITDA	$95,730	$105,704	$99,148

Adjusted EBITDA as a percentage of revenues	17.3%	18.9%	20.7%

	Year Ended December 31,
	2010	2009	2008

Net income (loss) from continuing operations	$12,381	$(20,511)	$492

Weighted average shares—diluted (1)	20,774	20,114	19,082
Diluted earnings (loss) per share from continuing operations	$0.60	$(1.02)	$0.03

Add back:
Amortization of intangible assets	8,123	9,903	14,210
Non-cash compensation	—	7,500	26,520
Restatement related expenses	8,666	17,490	—
Restructuring charges	4,063	2,533	2,100
Impairment charge on goodwill	—	67,034	—
Litigation settlements, net	17,316	—	—
Other gain	—	(2,687)	—
Tax effect	(15,267)	(38,652)	(6,687)

Total adjustments, net of tax	22,901	63,121	36,143

Adjusted net income from continuing operations	$35,282	$42,610	$36,635

Weighted average shares—diluted	20,774	20,526	19,082
Adjusted diluted earnings per share from continuing operations	$1.70	$2.08	$1.92

(1)	In the twelve month period ending December 31, 2009, the Company’s earnings from continuing operations resulted in a net loss, therefore, basic weighted average common shares outstanding is used in computing diluted loss per share. For the twelve month periods ending December 31, 2010 and December 31, 2008, diluted weighted average common shares outstanding is used in computing diluted earnings per share.

These non-GAAP financial measures include adjustments for the following items:

Non-cash compensation:  As discussed above under the heading “Restatement of Previously Issued Financial Statements,” we recorded non-cash compensation expense related to Shareholder Payments and Employee Payments in conjunction with certain acquisitions. We have excluded the effect of the non-cash compensation expense from our non-GAAP measures because these items are non-cash in nature. Furthermore, the charges are inconsistent in their amount and frequency as they are significantly affected by the timing and size of the Shareholder and Employee payments.

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

Goodwill impairment charge and Litigation settlements, net:  We have excluded the one-time effects of the goodwill impairment charge in 2009 and litigation settlements in 2010 from our non-GAAP measures because they are infrequent events and their exclusion permits comparability with periods that were not impacted by these charges.

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

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenues

Revenues decreased $6.5 million, or 1.2%, to $553.0 million for the year ended December 31, 2010 from $559.5 million for the year ended December 31, 2009.

Of the overall $6.5 million decrease in revenues, $57.4 million was attributable to a decrease in our full-time consultants, partially offset by a $50.9 million increase attributable to our full-time equivalents. The $57.4 million decrease in full-time billable consultant revenues was attributable to a decrease in the demand for our services coupled with a continued weakened economy that has resulted in a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements in early 2010. The $50.9 million increase in full-time equivalent revenues resulted from increased demand for our variable, on-demand consultants in each of our segments. Full-time equivalents consist of finance and accounting consultants, specialized operational consultants and contract reviewers, all of whom work variable schedules as needed by our clients. Full-time equivalents also include our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. Also contributing to the decrease was a $27.0 million decrease in revenue from performance-based fee engagements in 2010 compared to 2009, which are primarily part of our Health and Education Consulting segment revenues. Performance-based fee engagements may cause significant variations in revenues and operating results due to the timing of achieving the performance-based criteria. Our average billing rate decreased in 2010 compared to 2009 partly resulting from a decrease in performance-based revenues recognized in the period upon meeting performance criteria. Our utilization increased slightly to 73.9% for 2010 compared to 72.3% in the prior year primarily due to the decrease in the average number of full-time billable consultants in the respective period.

Total direct costs

Our direct costs increased slightly to $347.7 million for the year ended December 31, 2010 from $347.5 million for the year ended December 31, 2009. The increase was primarily related to a $10.9 million increase in direct costs attributable to an increased usage of independent contractors, primarily within our Legal Consulting segment, coupled with a $2.7 million increase in technology expenses and a $4.2 million increase in share-based compensation expense associated with our revenue-generating professionals compared to the same period in the prior year. Share-based compensation increased $4.2 million to $13.5 million in 2010 compared to $9.4 million in 2009, resulting from the granting of share-based payment awards to key employees in 2010. These increases were partially offset by net decrease of $9.6 million in salaries, bonus and benefit costs and a decrease of $7.5 million in non-cash compensation in 2010 compared to 2009. We recorded non-cash compensation expense of $7.5 million during 2009, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.”

Total direct costs for the year ended December 31, 2010 included $4.1 million of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition. This was a decrease of $0.6 million compared to the prior year.

Operating expenses

Selling, general and administrative expenses decreased $4.6 million, or 3.9%, to $113.8 million for the year ended December 31, 2010 from $118.4 million for the year ended December 31, 2009. We experienced net overall reductions in general and administrative expenses in 2010 compared to the same period in the prior year, primarily related to decreases in promotion and marketing of $3.3 million, payroll related costs of $1.8 million, facilities and other office related costs of $1.3 million, and a decrease in the provision for bad debt of $0.4 million. These decreases were partially offset by increases in share-based compensation expense of $0.9 million and legal fees of $1.4 million. Share-based compensation expense associated with our non-revenue-generating professionals increased $0.9 million from $5.1 million in 2009 to $6.0 million in 2010, primarily related to the granting of restricted stock and option awards to certain key employees in 2010.

Restructuring charge expense for the year ended December 31, 2010 was $4.1 million. During the second quarter of 2010, we consolidated two of our offices into one existing location and recorded a restructuring charge of $1.2 million related to the exit of the excess office space. The $1.2 million charge is primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement. There is no sublease income assumed in the restructuring charge due to the short term nature of the remaining lease term. In the third quarter of 2010, we incurred $0.3 million in restructuring charge expenses related to the exit of additional excess office space and a charge for severance for certain corporate personnel related to the exit of the Disputes & Investigations practice discussed above. Additionally, in response to our evolving business coupled with the continued review of our leased office space, in the fourth quarter of 2010 we exited our San Francisco, California office space due to the excess capacity at the space. In conjunction with the exit of the excess office space, we recorded a restructuring charge of $2.6 million, primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, partially offset by estimated sublease income we calculated based on a sublease agreement executed in the fourth quarter of 2010. Restructuring expense for the prior year was $2.5 million.

Expenses incurred in connection with our restatement, discussed above under “Restatement of Previously-Issued Financial Statements,” totaled $8.7 million for the year ended December 31, 2010 compared to $17.5 million for the year ended December 31, 2009. In 2010, restatement related expenses were primarily comprised of legal fees. In the comparable period in the prior year, restatement related expenses were primarily comprised of legal and accounting fees, as well as the settlement costs of an indemnification claim arising in connection with a representation and warranty in a purchase agreement for a previous acquisition.

Litigation settlement expense was $17.3 million for the year ended December 31, 2010 and was comprised of settlements from two separate litigation matters. In the second quarter of 2010, we settled a litigation matter which resulted in a litigation settlement charge of $4.8 million which we paid in the form of cash. In the fourth quarter of 2010, we entered into a proposed Class Action Settlement and recorded a non-cash charge of $12.6 million representing the fair value of the Settlement Shares based on the closing market price of our common stock on December 31, 2010. We will adjust the amount of the non-cash charge to reflect changes in the fair value of the Settlement Shares until and including the date of issuance, which may result in either additional non-cash charges or non-cash gains. See “Part I—Item IA. Risk Factors” and “Part I—Item 3. Legal Proceedings” for a full description of the litigation matters and related settlements.

Depreciation expense decreased $2.3 million, or 13.6%, to $14.6 million for the year ended December 31, 2010 from $16.9 million for the year ended December 31, 2009 primarily due to a decrease in capital expenditures coupled with a decrease in the number of employees. Non-direct intangible assets amortization expense decreased $1.2 million, or 23.1%, to $4.0 million for the year ended December 31, 2010 from $5.2 million for the prior year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.

We engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009 and recorded a $67.0 million non-cash pretax charge for the impairment of goodwill related to continuing operations. The impairment charge was non-cash in nature and did not affect the Company’s liquidity.

For the year ended December 31, 2009, we recognized a gain of $2.7 million related to the release of employee non-solicitation agreements and settlement of other contractual obligations.

Operating income

Operating income increased $56.0 million to $43.0 million for the year ended December 31, 2010 from an operating loss of $13.0 million for the year ended December 31, 2009. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 7.8% in 2010 compared to (2.3)% in 2009. The increase in operating margin was primarily attributable to the goodwill impairment charge recognized in 2009, combined with net decreases in salary, benefit and bonus expense related to our revenue-generating professionals, non-cash compensation expense, restatement related expenses and depreciation and amortization in 2010. These increases in operating margin were partially offset by an increase in the litigation settlement charges, an increase in the use of independent contractors primarily within our Legal Consulting segment, an increase in share-based compensation expense associated with our revenue-generating professionals, and the gain resulting from the settlement of a contractual obligation in 2009.

Other expense

Other expense increased $3.7 million, or 36.3%, to $14.1 million for the year ended December 31, 2010 from $10.4 million for the year ended December 31, 2009. The $3.7 million increase was primarily due to a $2.2 million increase in interest expense resulting from an increase in our level of borrowings combined with an increase in interest rates, as well as a decrease in the market value of our investments that are used to fund our deferred compensation liability of $1.4 million. This loss was offset by a decrease in direct costs as our corresponding deferred compensation liability decreased.

Income tax expense

For the year ended December 31, 2010, the effective tax rate was 57.0% as income tax expense of $16.4 million was recognized on income from continuing operations of $28.8 million. Income tax expense in 2010 was higher than the statutory rate primarily due to state income taxes, certain foreign losses with no related tax benefit, an increase to the valuation allowance and certain non-deductible expenses such as meals and entertainment and officers’ compensation. For the year ended December 31, 2009, the effective tax rate was 12.2% as income tax benefit of $2.8 million was recognized on loss from continuing operations of $23.4 million. Income tax benefit in 2009 was lower than the statutory rate primarily due to certain non-deductible expenses such as non-cash compensation, meals and entertainment and a goodwill impairment charge coupled with certain foreign losses with no related tax benefit. Non-cash compensation expense totaled $7.5 million in 2009 and was not tax deductible because the Shareholder and Employee payments resulting in the non-cash compensation expense were not made by us.

Net Income (loss) from continuing operations

Net income from continuing operations was $12.4 million for the year ended December 31, 2010 compared to net loss from continuing operations of $20.5 million for the year ended December 31, 2009. The $32.9 million increase in net income from continuing operations was primarily due to the $67.0 million goodwill impairment charge recognized in 2009, combined with a net decrease in salary, benefit and bonus expense for our revenue-generating professionals of $9.6 million, restatement related expenses of $8.8 million, non-cash compensation expense of $7.5 million and depreciation and amortization of $4.1 million. These increases in net income were partially offset by the litigation settlement charges of $17.3 million, a $6.5 million decrease in revenue, an increase in share-based compensation directly associated with revenue-generating personnel of $4.2 million, an increase in restructuring charges of $1.5 million in 2010, the $2.7 million gain resulting from the settlement of a contractual obligation in 2009, and the $19.3 million increase in income tax expense discussed above. Non-cash compensation expense of $7.5 million in 2009 represents Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.” As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the year ended December 31, 2010 was $0.60 compared to loss per share of $1.02 for the prior year.

Discontinued operations

Net loss from discontinued operations was $3.9 million for the year ended December 31, 2010, compared to net loss from discontinued operations of $12.4 million for the year ended December 31, 2009. See note “4. Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” of this Annual Report for further information about our discontinued operations.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues decreased $35.6 million, or 9.5%, to $338.3 million for the year ended December 31, 2010 from $373.9 million for the year ended December 31, 2009. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 21.0%, 58.2%, 17.4% and 3.4% of this segment’s revenues in 2010, respectively, compared to 22.2%, 52.4%, 22.9% and 2.5%, respectively, in 2009.

Of the overall $35.6 million decrease in revenues, $51.3 million was attributable to our full-time billable consultants, partially offset by an increase of $15.7 million attributable to our full-time equivalents. The $51.3 million decrease in full-time billable consultant revenues reflected a decrease in the demand for our services, combined with a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements in early 2010. Also contributing to the decrease was a $26.8 million decrease in revenue from performance-based fee engagements in 2010 compared to 2009. Performance-based fee engagements may cause significant variations in revenues and operating results due to the timing of achieving the performance-based criteria. The Health and Education Consulting segment experienced a decrease in the average number of consultants, as well as a decrease in the average billing rate per hour.

Operating income

Health and Education Consulting segment operating income decreased $29.0 million, or 20.5%, to $112.3 million for the year ended December 31, 2010 from $141.3 million for the year ended December 31, 2009. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 33.2% in 2010 from 37.8% in 2009. The decrease in this segment’s operating margin was attributable to an overall decrease in revenue, discussed above, as well as increases in salary costs, share based compensation expense and general administrative costs as a percentage of revenues. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Health and Education Consulting segment totaled $5.6 million in 2009 compared to zero in 2010 and reduced this segment’s operating margin by 149 basis points in 2009.

Legal Consulting

Revenues

Legal Consulting segment revenues increased $29.9 million, or 26.0%, to $144.7 million for the year ended

December 31, 2010 from $114.8 million for the year ended December 31, 2009. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 93.5%, 6.5% and 0.0% of this segment’s revenues during 2010, respectively, compared to 90.2%, 9.7% and 0.1%, respectively, in 2009.

Of the overall $29.9 million increase in revenues, $33.6 million was attributable to our full-time equivalents, which was partially offset by a $3.7 million decrease attributable to our full-time billable consultants. The $33.6 million increase in full-time equivalent revenues reflected an increase in demand for our document review services. The $3.7 million decrease in full-time billable consultant revenues reflected a decrease in the demand for our advisory services coupled with a decrease in the number of full-time billable consultants.

Operating income

Legal Consulting segment operating income increased $17.2 million, or 78.1%, to $39.3 million for the year ended December 31, 2010 from $22.0 million for the year ended December 31, 2009. Segment operating margin increased to 27.1% in 2010 from 19.2% in 2009. The increase in this segment’s operating margin was attributable to lower total compensation cost, promotion and marketing and support salaries as a percentage of revenues, partially offset by increased general administration and stock compensation increases as a percentage of revenues.

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $0.8 million, or 1.1%, to $70.0 million for the year ended December 31, 2010 from $70.8 million for the year ended December 31, 2009. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 86.4%, 12.4% and 1.2% of this segment’s revenues during 2010, respectively. During 2009, time-and-expense engagements, fixed-fee engagements represented 98.1%, 0.5% and 1.4%, respectively.

Of the overall $0.8 million decrease in revenues, $2.5 million was attributable to our full-time billable consultants, which was partially offset by a $1.7 million increase attributable to our full-time equivalents. The $2.5 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services. The $1.7 million decrease in full-time equivalent revenues resulted from an increase in demand for our variable, on-demand consultants.

Operating income

Financial Consulting segment operating income increased $3.1 million, or 18.1%, to $20.3 million for the year ended December 31, 2010 compared to $17.2 million for the year ended December 31, 2009. Segment operating margin increased to 29.0% in 2010 from 24.3% in 2009. The increase in this segment’s operating margin was attributable to decreases in cash compensation and non-cash compensation expense, promotion and marketing expenses and restructuring charges, partially offset by higher share-based compensation expense and support salaries as a percentage of revenue. Non-cash compensation expense of $1.9 million, which primarily represents Shareholder Payments as described above under “Restatement of Previously-Issued Financial Statements,” reduced this segment’s operating margin by 267 basis points in 2009.

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenues

Revenues increased $79.6 million, or 16.6%, to $559.5 million for the year ended December 31, 2009 from $479.9 million for the year ended December 31, 2008. We acquired Stockamp on July 8, 2008 and therefore, revenues for

2009 included a full year of revenues generated by Stockamp while revenues for 2008 included revenues from Stockamp for slightly less than six months.

Of the overall $79.6 million increase in revenues, $79.9 million was attributable to our full-time consultants, partially offset by a $0.3 million decrease attributable to our full-time equivalents. Full-time equivalents consist of finance and accounting consultants, specialized operational consultants and contract reviewers, all of whom work variable schedules as needed by our clients. Full-time equivalents also include our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. The $79.9 million increase in full-time billable consultant revenues was attributable to an increase in the average number of consultants in our Health and Education Consulting segment reflecting our acquisition of Stockamp, coupled with an increase our average billing rate resulting from an increase in performance-based revenues recognized in the period upon meeting performance criteria associated with several Stockamp engagements. Performance-based fee engagements may cause significant variations in revenues and operating results due to the timing of achieving the performance-based criteria. The $0.3 million decrease in full-time equivalent revenues resulted from lower demand for our variable, on-demand consultants in our Financial Consulting segment, partially offset by higher demand in our Legal Consulting and Health and Education Consulting segments.

Total direct costs

Our direct costs increased $52.9 million, or 18.0%, to $347.5 million for the year ended December 31, 2009 from $294.6 million for the year ended December 31, 2008. Of the $52.9 million increase, approximately $56.7 million of the increase was attributable to the increase in salaries, benefits and bonus expense of our revenue-generating professionals. Contributing to this increase was the increase in the average number of revenue-generating professionals. Additionally, $13.1 million of the increase in direct costs was attributable to an increased usage of independent contractors, in particular within our Legal Consulting and Health and Education Consulting segments and share-based compensation expense increased $0.8 million. Share-based compensation expense associated with our revenue-generating professionals was $9.4 million in 2009 compared to $8.6 million in 2008. These increases were partially offset by a decrease of $19.0 million in non-cash compensation. We recorded non-cash compensation expense totaling $7.5 million and $26.5 million during 2009 and 2008, respectively, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements.”

Total direct costs for the year ended December 31, 2009 and 2008 included $4.7 million and $6.6 million, respectively, of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition.

Operating expenses

Selling, general and administrative expenses decreased $0.9 million, or 0.8%, to $118.4 million for the year ended December 31, 2009 from $119.3 million for the year ended December 31, 2008. Of the $0.9 million decrease, $2.9 million was related to a decrease in practice administration expense, $2.8 million was related to a decrease in promotion and marketing expense and $1.5 million was related to a decrease in recruiting and training expense. Additionally, share-based compensation expense associated with our non-revenue-generating professionals decreased $5.5 million from $10.6 million in 2008 to $5.1 million in 2009. These decreases were partially offset by increases in non-revenue generating professionals and their related compensation and benefits costs of $10.4 million, an increase of $1.2 million due to an increase in charitable contributions, and an increase of $1.0 million attributable to higher facilities costs.

In response to current market conditions and lowered revenue expectations, during the third quarter of 2009, we initiated a cost reduction program to align our cost structure with anticipated demand. This cost reduction effort was primarily comprised of labor related cost savings including salary, benefits and bonus resulting from a reduction in the number of our revenue-generating employees. These efforts were expected to allow us to maintain appropriate operating margins while paying adequate bonuses. Restructuring expense, consisting of severance charges, was $2.5 million in 2009. Restructuring expense in the same period in the prior year was $2.1 million.

Depreciation expense increased $1.6 million, or 10.5%, to $16.9 million for the year ended December 31, 2009 from $15.3 million for the same period in the previous year as computers, network equipment, furniture and fixtures, and leasehold improvements were added to support our increase in employees. Non-direct intangible assets amortization expense decreased $2.4 million, or 31.6%, to $5.2 million for 2009 from $7.6 million for 2008. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.

Operating income

Operating income decreased $54.0 million to an operating loss of $13.0 million for the year ended December 31, 2009 from operating income of $41.0 million for the year ended December 31, 2008. Operating margin, defined as operating income expressed as a percentage of revenues, decreased to (2.3%) for 2009 compared to 8.5% for 2008. The decrease in operating margin was primarily attributable to the goodwill impairment charge and restatement related expenses, partially offset by lower non-cash compensation expense in 2009 compared to 2008, and gains from the settlement of contractual obligations discussed above.

Other expense

Other expense decreased $6.2 million, or 37.4%, to $10.4 million for the year ended December 31, 2009 from $16.6 million in the same period in the prior year. The $6.2 million decrease was primarily due to a $3.6 million gain from an increase in the market value of our investments that are used to fund our deferred compensation liability. This gain was offset by an increase in direct costs as our corresponding deferred compensation liability increased. Also contributing to the decrease was a $1.1 million change in net foreign currency transaction gains as we reported a net gain of $0.2 million in 2009 compared to a net loss of $0.9 million in the prior year. Lastly, $1.5 million of the decrease was attributable to a decrease in interest expense resulting from a decrease in interest rates, partially offset by higher levels of borrowings during 2009.

Income tax expense

For the year ended December 31, 2009, the effective tax rate was 12.2% as income tax benefit of $2.8 million was recognized on loss from continuing operations of $23.4 million. Income tax benefit in 2009 was lower than the statutory rate primarily due to state income taxes, certain non-deductible expenses such as non-cash compensation, meals and entertainment and a goodwill impairment charge coupled with certain foreign losses with no related tax benefit. For the year ended December 31, 2008, the effective tax rate was 98.0% as income tax expense of $24.0 million was recognized on income from continuing operations of $24.5 million. Income tax expense in 2008 was higher than the statutory rate primarily due to certain non-deductible items such as non-cash compensation, meals and entertainment, officers’ compensation and realized investment losses for deferred compensation plans. Non-cash compensation expense totaled $7.5 million in 2009 and $26.5 million in 2008 and was not tax deductible because the Shareholder and Employee payments resulting in the non-cash compensation expense were not made by us.

Net income (loss) from continuing operations

Net loss from continuing operations was $20.5 million for the year ended December 31, 2009 compared to net income of $0.5 million for the year ended December 31, 2008. The decrease in net income from continuing operations in 2009 was primarily due to the $67.0 million goodwill impairment charge and the $17.5 million of restatement related expenses, partially offset by lower non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” coupled with a lower effective income tax rate as described above. Loss per share from continuing operations for the year ended December 31, 2009 was $1.02 compared to diluted earnings per share from continuing operations of $0.03 for the year ended December 31, 2008. The decrease in earnings per share was attributable to the goodwill impairment charge and restatement related expenses described above, partially offset by lower non-cash compensation expense and a $2.7 million gain related to the release of employee non-solicitation agreements and settlement of other contractual obligations.

Discontinued operations

Net loss from discontinued operations was $12.4 million for the year ended December 31, 2009, compared to net income from discontinued operations of $9.6 million for the year ended December 31, 2008. See note “4. Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” of this Annual Report for further information about our discontinued operations.

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

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $18.3 million, or 20.6%, to $70.8 million for the year ended December 31, 2009 from $89.1 million for the year ended December 31, 2008. Revenues from time-and-expense engagements, fixed-fee and performance-based engagements represented 98.1%, 0.5% and 1.4% of this segment’s revenues during 2009, respectively. For 2008, 89.9% of this segment’s revenues were from time-and-expense engagements, 8.5% were from fixed-fee engagements and 1.6% were from performance-based engagements.

Of the overall $18.3 million decrease in revenues, $2.1 million was attributable to our full-time billable consultants and $16.2 million was attributable to our full-time equivalents. The $2.1 million decrease in full-time billable consultant revenues was primarily due to a decrease in demand for our consulting services, which we believe was primarily attributable to the economic environment, partially offset by an increase in utilization and the average billing rate per hour. The $16.2 million decrease in full-time equivalent revenues resulted from a decline in demand for our variable, on-demand consultants.

Operating income

Financial Consulting segment operating income decreased $2.5 million, or 12.4%, to $17.2 million for the year ended December 31, 2009 from $19.7 million for the year ended December 31, 2008. Segment operating margin increased slightly to 24.3% for 2009 from 22.0% in the previous year. The increase in this segment’s operating margin was attributable to lower non-cash compensation expense, offset by higher cash-compensation cost as a percentage of revenues. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as described above under “Restatement of Previously-Issued Financial Statements,” for the Financial Consulting segment totaled $1.9 million and $11.6 million in 2009 and 2008, respectively, and reduced this segment’s operating margin by 267 basis points and 1,296 basis points in 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $0.1 million, from $6.5 million at December 31, 2009, to $6.4 million at December 31, 2010. Cash and cash equivalents decreased $7.6 million, from $14.1 million at December 31, 2008, to $6.5 million at December 31, 2009. Cash and cash equivalents included $0.1 million, $0.7 million and $1.7 million of cash related to discontinued operations as of December 31, 2010, 2009 and 2008, respectively. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Operating activities

Cash flows provided by operating activities totaled $50.1 million, $113.9 million and $101.2 million for the years ended December 31, 2010, 2009 and 2008. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable affect these account balances. The decrease in cash provided by operations was primarily attributable to the increased payment of 2009 performance bonuses during the first quarter of 2010 as compared to the same period last year coupled with an increase in accounts payable payments compared to the prior period, primarily related to the timing of when payments were made. These increased payments were partially offset by an increase in cash provided by operating activities primarily due to the decrease in the current income tax receivable resulting from the receipt of a federal income tax refund in the second quarter of 2010.

The increase in cash flow from operations in 2009 was attributable to an increase in accrued payroll and related benefits, primarily resulting from higher performance bonus accruals as of December 31, 2009 compared to the prior year. This increase was partially offset by an increase in our income tax receivable resulting from the December 31, 2009 sale of Galt. Our days sales outstanding, which is a measure of the average number of days that we take to collect our receivables, increased from 57 days in 2008 to 60 days in 2009 and to 62 days in 2010.

Investing activities

Cash used in investing activities was $87.8 million, $64.6 million and $250.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The use of cash in 2010 primarily consisted of payments for acquired businesses of $87.9 million which were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired, totaling $65.4 million. In addition, the use of cash also consisted of payments related to the acquisitions of businesses in the Health and Education Consulting segment and the Litigation Consulting segment, which individually and in the aggregate qualified as insignificant for financial reporting purposes. The use of cash in 2010 was partially offset by $7.9 million of net proceeds provided by the December 2009 sale of Galt and the September 2010 sale of a portion of the D&I practice, which are both reported as a discontinued operations and discussed above under the heading “Discontinued Operations”. The use of cash in 2009 primarily consisted of payments for acquired businesses of $51.6 million, which were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired, totaling $49.4 million, respectively. The use of cash in 2008 primarily consisted of $168.5 million for the acquisition of Stockamp, $23.0 million for the buy-out of an earn-out provision, and payments of additional purchase consideration earned by the selling shareholders of businesses that were acquired totaling $32.8 million.

The use of cash in 2010, 2009 and 2008 also included purchases of property and equipment needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space. We estimate that the cash utilized for capital expenditures in 2011 will be approximately $15.0 million, primarily for information technology related equipment and software and leasehold improvements. We also expect to continue to invest in capital expenditures related to our document review and processing business.

Financing activities

Cash provided by financing activities was $37.6 million for the year ended December 31, 2009. Cash used by financing activities was $56.6 million for the year ended December 31, 2008. Cash provided by financing activities was $161.5 million for the year ended December 31, 2008. During 2010, 2009 and 2008 upon the vesting of restricted stock awards, we redeemed 68,490, 74,263 and 107,759, respectively, shares of our common stock at an average stock price of $22.67, $42.75 and $57.18, respectively, to satisfy employee tax withholding requirements.

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

The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At December 31, 2010, outstanding letters of credit totaled $6.3 million and are primarily used as security deposits for our office facilities. As of December 31, 2010, the borrowing capacity under the Credit Agreement was $81.7 million.

In the second quarter of 2010, we settled a pending litigation matter which resulted in a one-time charge of $4.8 million. Additionally, we have been faced with higher than expected costs associated with the 2009 financial statement restatement. As a result of these unanticipated charges, on June 30, 2010, we entered into a ninth amendment to the Credit Agreement (the “Credit Agreement”) to amend the definition of Consolidated EBITDA by allowing for the add back of certain non-recurring items, specifically the St. Vincent Catholic Medical Center litigation settlement charge of up to $5.0 million for the periods ending up to and including June 30, 2010, and allowing for the add back of charges resulting from the restatement of the Company’s financial statements in 2009, net of insurance proceeds and other amounts recouped in connection therewith, for the periods ending up to and including December 31, 2011. The allowed amounts for the add back of the restatement charges include up to $17.1 million in fiscal year 2009, up to $10.0 million in fiscal year 2010 and up to $3.0 million in fiscal year 2011.

On December 6, 2010, we reached an agreement in principle with the Lead Plaintiffs to settle the purported class action lawsuit, pursuant to which the plaintiffs will receive total consideration of approximately $39.6 million, comprised of $27.0 million in cash and the issuance by the Company of 474,547 Settlement Shares. The Settlement Shares had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. We will adjust the amount of the non-cash charge and corresponding settlement liability to reflect changes in the fair value of the Settlement Shares until and including the date of issuance, which may result in either additional non-cash charges or non-cash gains. As of December 31, 2010, in accordance with the proposed settlement, we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with Accounting Standards Codification Topic 210-20-45, “Other Presentation Matters”. The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment discussed above. As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of legal fees expended on the finalization of the Class Action Settlement or any amounts (including any damages, settlement costs or legal fees) with respect to the remaining restatement matters. The proposed Class Action Settlement received preliminary court approval on January 21, 2011 and is subject to final court approval and the issuance of the Settlement Shares. A Fairness Hearing is currently scheduled to consider final approval of the settlement on May 6, 2011. The issuance of the Settlement Shares is expected to occur after final court approval is granted. There can be no assurance that final court approval will be granted. Additionally, the Company has the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement. This litigation is more fully described above in “Part I—Item 1A. Risk Factors”, “Part I—Item 3. Legal Proceedings” and in note “19. Commitments, Contingencies and Guarantees” under “Part II—Item 8. Financial Statements and Supplementary Data”.

As a result of the proposed Class Action Settlement discussed above, we entered into a tenth amendment to the Credit Agreement during the fourth quarter of 2010 to amend the definition of Consolidated EBITDA that was in effect prior to the tenth amendment to add back any non-cash charges, minus any non-cash gains, relating to the issuance of Settlement Shares pursuant to the proposed Class Action Settlement.

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

The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that began on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the Credit Agreement on February 23, 2012. We are currently in active discussions with several banks to determine who will lead us through a refinancing of our existing credit facility. Based on these discussions, our initial indications are that we will be able to complete this financing in a timely manner. However, there is no assurance that the new financing will be obtained.

Under the Credit Agreement, dividends are restricted to an amount up to 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The Credit Agreement includes quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.35 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 as of September 30, 2009 and decreasing to 2.75:1.00 effective December 31, 2010, as those ratios are defined in the Credit Agreement, as well as a minimum net worth greater than zero. At December 31, 2010, we were in compliance with these financial covenants with a fixed charge coverage ratio of 2.48 to 1.00, a leverage ratio of 2.36 to 1.00, and net worth greater than zero.

During 2010, 2009 and 2008, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired. We also made borrowings to fund our daily operations, including costs related to the restatement matters. These items contribute to the increase in our outstanding balance as of December 31, 2010 compared to December 31, 2009. During the year ended December 31, 2010, the average daily outstanding balance under our credit facility was $276.4 million. Borrowings outstanding under this credit facility at December 31, 2010 totaled $257.0 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. As we intend to refinance the existing credit facility in the first quarter of 2011, we anticipate that these borrowings will continue to be classified as long-term on our consolidated balance sheet subsequent to December 31, 2010. These borrowings carried a weighted-average interest rate of 4.5%, which we expect will increase in the future due to the terms of the Credit Agreement, as amended, discussed above including the effect of the interest rate swap described below in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Borrowings outstanding at December 31, 2009 totaled $219.0 million and carried a weighted-average interest rate of 4.0%. At both December 31, 2010 and December 31, 2009, we were in compliance with our debt covenants. In addition, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants of the Credit Agreement discussed above, as amended, at future covenant measurement dates.

See “Part I—Item 1A. Risk Factors” for a discussion of certain matters related to the Credit Agreement and our borrowings thereunder in light of the restatement, as well as for a discussion of the risks relating to the Credit Agreement and the Security Agreement.

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

CONTRACTUAL OBLIGATIONS

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2010 (in thousands).

				More than
	Less than	1-3 Years	3-5 Years	5 years
	1 year	(2012 to	(2014 to	(2016 and
	(2011)	2013)	2015)	thereafter)	Total

Additional purchase consideration	$23,166	$2,000	$—	$—	$25,166
Purchase of business	1,847	1,847	—	—	3,694
Purchase obligations	6,115	2,609	132	12	8,868
Capital lease obligations	70	8	2	—	80
Long-term bank borrowings	—	257,000	—	—	257,000
Operating lease obligations	16,850	29,415	17,682	6,064	70,011

Total contractual obligations	$48,048	$292,879	$17,816	$6,076	$364,819

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

As of December 31, 2010, our liabilities for uncertain tax positions is $0.7 million, which are classified as non-current. We are unable to reasonably estimate the timing of future cash flows related to the non-current portion as it is dependent on examinations by taxing authorities.

Purchase obligations include sponsorships, subscriptions to research tools, information technology, and other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation.

Borrowings outstanding under our credit facility at December 31, 2010 totaled $257.0 million, all of which we have classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. We are currently in active discussions with several banks to determine who will lead us through a refinancing of our existing credit facility. Based on these discussions, our initial indications are that we will be able to complete this financing in a timely manner. However, there is no assurance that the new financing will be obtained. As described above under “Liquidity and Capital Resources,” interest on borrowings varies based on our total debt to EBITDA ratio and will depend on the timing of our repayments. As such, we are unable to quantify our future obligations relating to interest on our borrowings.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires disclosure of details of significant transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also clarifies the existing disclosure requirements for the level of disaggregation of fair value measurements and the disclosures on inputs and valuation techniques. The company adopted these provisions effective January 1, 2010. The adoption did not have a significant impact on our consolidated financial statements. In addition, the guidance will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. This additional guidance pertaining to Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those fiscal years. The guidance will be effective for us beginning on January 1, 2011. We do not expect the application of this guidance to have a significant impact on our financial statements as it contains only disclosure requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks primarily from changes in interest rates, changes in the price of our common stock and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate or Prime Rate. At December 31, 2010, we had borrowings outstanding totaling $257.0 million that carried a weighted-average interest rate of 4.5%. A hypothetical one percent change in this interest rate would have a $2.6 million effect on our pre-tax income.

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this interest rate swap to hedge against the risk of changes in future cash flows related to changes in interest rate on $100.0 million of the total variable-rate borrowings outstanding under our credit facility. Under the terms of the agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively fixed our LIBOR-based rate for $100.0 million of our debt beginning on March 31, 2009 and through February 23, 2012. Including the impact of the swap, the effective interest rate on $100.0 million of our debt was 5.2% as of December 31, 2010. We assess the effectiveness of this hedge quarterly, and as of December 31, 2010, this hedge is effective.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this annual report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2011 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2010 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

			Number of Shares
	Number of Shares		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	(excluding shares in
Plan Category	Outstanding Options	Outstanding Options	1st column)

Equity compensation plans approved by shareholders (1):
2002 Equity Incentive Plan	16,558	$0.02	—	(2)
2002 Equity Incentive Plan (California)	1,088	$1.22	—	(2)
2003 Equity Incentive Plan	61,554	$1.24	—	(2)
2004 Omnibus Stock Plan	149,560	$20.80	1,096,336
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

Total	228,760	$13.94	1,096,336

(1)	Our equity compensation plans were approved by the existing shareholders prior to our initial public offering. At our annual meeting of stockholders on May 2, 2006 our stockholders approved an amendment to our 2004 Omnibus Stock Plan to increase the number of shares available for issuance by 2,100,000 shares. At our annual meeting of stockholders on May 3, 2010 our stockholders approved an amendment to our 2004 Omnibus Stock Plan to increase the number of shares available for issuance by 650,000 shares.

(2)	Prior to the completion of our initial public offering, we established the 2004 Omnibus Stock Plan. We terminated the 2002 Equity Incentive Plan, 2002 Equity Incentive Plan (California) and 2003 Equity Incentive Plan with respect to future awards and no further awards will be granted under these plans.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – The financial statement schedules required by this item are included in the consolidated financial statements and accompanying notes.

3.	Exhibit Index

			Incorporated by Reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	Date

2.1	Stock Purchase Agreement by and among Wellspring Partners LTD, the Shareholders of Wellspring Partners LTD and Huron Consulting Group Holdings LLC, dated as of December 29, 2006.		8-K		2.1	1/8/07
2.2	Amendment No. 1, dated July 8, 2008, to the Stock Purchase Agreement, dated as of December 29, 2006, by and among Wellspring Partners LTD, the shareholders of Wellspring Partners LTD listed on the signature page thereto, and Huron Consulting Group Holdings LLC.		8-K		2.2	7/9/08
2.3	Stock Purchase Agreement by and among Glass & Associates, Inc., the Shareholders of Glass & Associates, Inc. and Huron Consulting Group Holdings LLC and Huron Consulting Group Inc., dated as of January 2, 2007.		8-K		2.2	1/8/07
2.4	Joinder Agreement by and between John DiDonato and Huron Consulting Group Holdings LLC.		8-K		2.3	1/8/07
2.5	Joinder Agreement by and between Anthony Wolf and Huron Consulting Group Holdings LLC.		8-K		2.4	1/8/07
2.6	Joinder Agreement by and between Shaun Martin and Huron Consulting Group Holdings LLC.		8-K		2.5	1/8/07
2.7	Joinder Agreement by and between Sanford Edlein and Huron Consulting Group Holdings LLC.		8-K		2.6	1/8/07
2.8	Joinder Agreement by and between Dalton Edgecomb and Huron Consulting Group Holdings LLC.		8-K		2.7	1/8/07
2.9	Asset Purchase Agreement, dated July 8, 2008, by and among, Huron Consulting Group Inc., Huron Consulting Group Services LLC, Stockamp & Associates, Inc. and the shareholders of Stockamp & Associates, Inc. listed on the signature pages thereto.		8-K		2.1	7/9/08

			Incorporated by Reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	Date

2.10	Letter agreement, dated July 30, 2009 by and among Huron Consulting Services LLC, David Shade, John F. Tiscornia and George Whetsell as trustees and David Shade, John F. Tiscornia, George Whetsell, Janice James, Ramona Lacy and Gordon Mountford as beneficiaries, amending the Stock Purchase Agreement, dated December 29, 2006, by and among Huron Consulting Services LLC, Wellspring Partners LTD and the former shareholders of Wellspring Partners LTD.		10-Q	9/30/09	2.2	11/5/09
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		10-Q	6/30/09	3.1	8/7/09
4.1	Specimen Stock Certificate.		S-1 (File No. 333- 115434)		4.1	10/5/04
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).		S-1 (File No. 333- 115434)		10.1	10/5/04
10.2	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan.		S-8		10.1	5/5/10
10.3	Sixth Amendment to Credit Agreement, dated as of July 8, 2008, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.		10-Q		10.1	8/5/08
10.4	Seventh Amendment to Credit Agreement, dated as of September 30, 2008, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.		10-Q		10.1	10/30/08
10.5	Eighth Amendment to the Credit Agreement, dated as of September 30, 2009, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.		8-K		10.1	10/6/09
10.6	Ninth Amendment to Credit Agreement, dated as of June 30, 2010, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.		8-K		10.1	7/6/10
10.7	Tenth Amendment to Credit Agreement, dated as of December 3, 2010, by and among Huron Consulting Group Inc., the guarantors and lenders listed on the signature pages thereto, and Bank of America, N.A.		8-K		10.1	12/6/10
10.8	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.		10-K	12/31/08	10.12	2/24/09
10.9	Security Agreement, dated as of September 30, 2009, by and among the grantors listed on the signature pages thereto, and Bank of America, N.A.		8-K		10.2	10/6/09
10.10	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth		8-K		10.1	1/14/10
10.11	Senior Management Agreement By and Between Huron Consulting Group Inc. and James K. Rojas		8-K		10.1	3/3/10
10.12	Senior Management Agreement By and Between Huron Consulting Group Inc. and David Shade.		8-K		10.2	3/3/10

Incorporated by Reference
Exhibit			Filed		Period		Filing
Number		Exhibit Description	herewith	Form	Ending	Exhibit	Date

10.13		Senior Management Agreement By and Between Huron Consulting Group Inc. and Natalia Delgado.		8-K		10.3	3/3/10
10.14		Amended and Restated Senior Management Agreement By and Between Huron Consulting Group Inc. and Mary M. Sawall.		8-K		10.4	3/3/10
21.1		List of Subsidiaries of Huron Consulting Group Inc.	X
23.1		Consent of PricewaterhouseCoopers LLP.	X
31.1		Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2		Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	.INS*	XBRL Instance Document	X
101	.SCH*	XBRL Taxonomy Extension Schema Document	X
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Huron Consulting Group Inc.
               (Registrant)

Signature	Title	Date

/s/ James H. Roth James H. Roth	Chief Executive Officer and Director	February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ James H. Roth James H. Roth	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2011

/s/ John F. McCartney John F. McCartney	Non-Executive Chairman of the Board	February 22, 2011

/s/ George E. Massaro George E. Massaro	Vice Chairman of the Board	February 22, 2011

/s/ James K. Rojas James K. Rojas	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2011

/s/ DuBose Ausley DuBose Ausley	Director	February 22, 2011

/s/ James D. Edwards James D. Edwards	Director	February 22, 2011

/s/ H. Eugene Lockhart H. Eugene Lockhart	Director	February 22, 2011

/s/ John S. Moody John S. Moody	Director	February 22, 2011

HURON CONSULTING GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Huron Consulting Group, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Chicago, IL
February 22, 2011

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$6,271	$5,715
Receivables from clients, net	91,389	75,845
Unbilled services, net	33,076	34,441
Income tax receivable	4,896	18,911
Deferred income taxes	19,853	16,338
Insurance recovery receivable	27,000	—
Prepaid expenses and other current assets	15,653	19,078
Current assets of discontinued operations	2,476	22,455

Total current assets	200,614	192,783
Property and equipment, net	32,935	39,133
Deferred income taxes	12,440	21,298
Other non-current assets	10,575	14,134
Intangible assets, net	26,205	22,406
Goodwill	506,214	464,169
Non-current assets of discontinued operations	—	292

Total assets	$788,983	$754,215

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,310	$7,150
Accrued expenses	28,849	29,185
Accrued payroll and related benefits	45,184	69,758
Accrued consideration for business acquisitions, current portion	25,013	63,188
Accrued litigation settlement	39,552	—
Income tax payable	451	874
Deferred revenues	18,069	13,155
Current portion of capital lease obligations	32	278
Current liabilities of discontinued operations	699	9,405

Total current liabilities	166,159	192,993
Non-current liabilities:
Deferred compensation and other liabilities	6,282	6,131
Accrued consideration for business acquisitions, net of current portion	3,847	—
Capital lease obligations, net of current portion	—	5
Bank borrowings	257,000	219,000
Deferred lease incentives	7,323	8,681
Non-current liabilities of discontinued operations	—	416

Total non-current liabilities	274,452	234,233
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 23,221,287 and 22,624,515 shares issued at December 31, 2010 and 2009, respectively	222	213
Treasury stock, at cost, 1,343,201 and 995,409 shares at December 31, 2010 and 2009, respectively	(65,675)	(51,561)
Additional paid-in capital	363,402	335,272
Retained earnings	52,383	43,858
Accumulated other comprehensive loss	(1,960)	(793)

Total stockholders’ equity	348,372	326,989

Total liabilities and stockholders’ equity	$788,983	$754,215

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008

Revenues and reimbursable expenses:
Revenues	$553,007	$559,458	$479,926
Reimbursable expenses	51,593	47,632	48,692

Total revenues and reimbursable expenses	604,600	607,090	528,618
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	343,618	342,816	287,970
Intangible assets amortization	4,125	4,695	6,629
Reimbursable expenses	51,466	47,646	48,699

Total direct costs and reimbursable expenses	399,209	395,157	343,298

Operating expenses:
Selling, general and administrative	113,786	118,424	119,321
Restructuring charges	4,063	2,533	2,100
Restatement related expenses	8,666	17,490	—
Litigation settlements, net	17,316	—	—
Depreciation and amortization	18,605	22,116	22,867
Impairment charge on goodwill	—	67,034	—

Total operating expenses	162,436	227,597	144,288
Other gains	—	2,687	—

Operating income (loss)	42,955	(12,977)	41,032
Other expense:
Interest expense, net of interest income	(14,402)	(12,256)	(13,775)
Other income (expense)	262	1,883	(2,775)

Total other expense	(14,140)	(10,373)	(16,550)

Income (loss) from continuing operations before income tax expense	28,815	(23,350)	24,482
Income tax expense (benefit)	16,434	(2,839)	23,990

Net income (loss) from continuing operations	12,381	(20,511)	492
(Loss) income from discontinued operations (including gain on disposal of $1.2 million in 2010 and loss on disposal of $0.4 million in 2009), net of tax	(3,856)	(12,362)	9,589

Net income (loss)	$8,525	$(32,873)	$10,081

Net earnings (loss) per basic share:
Income (loss) from continuing operations	$0.60	$(1.02)	$0.03
(Loss) income from discontinued operations, net of tax	$(0.19)	$(0.61)	$0.52

Net income (loss)	$0.41	$(1.63)	$0.55

Net earnings (loss) per diluted share:
Income (loss) from continuing operations	$0.60	$(1.02)	$0.03
(Loss) income from discontinued operations, net of tax	$(0.19)	$(0.61)	$0.50

Net income (loss)	$0.41	$(1.63)	$0.53

Weighted average shares used in calculating earnings (loss) per share:
Basic	20,546	20,114	18,257
Diluted	20,774	20,114	19,082

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Additional		Accumulated Other
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2007	18,244,073	$182	$(20,703)	$137,599	$66,650	$56	$183,784
Comprehensive income:
Net income					10,081	—	10,081
Foreign currency translation adjustment, net of tax						(5)	(5)

Total comprehensive income							10,076
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	362,669	4	5,422	(5,426)			—
Exercise of stock options	256,253	3		394			397
Business combinations	1,320,913	13		61,307			61,320
Share-based compensation				26,807			26,807
Shares redeemed for employee tax withholdings			(6,162)				(6,162)
Income tax benefit on share-based compensation				12,234			12,234
Capital contributed by selling shareholders of acquired businesses				30,570			30,570

Balance at December, 31, 2008	20,183,908	$202	$(21,443)	$263,485	$76,731	$51	$319,026
Comprehensive loss:
Net loss					(32,873)		(32,873)
Foreign currency translation adjustment, net of tax						(450)	(450)
Unrealized loss on cash flow hedging instrument, net of tax						(394)	(394)

Total comprehensive loss							(33,717)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	720,190	7	(26,814)	26,807			—
Exercise of stock options	95,991	1		161			162
Business combinations	330,222	3		14,760			14,763
Share-based compensation				19,904			19,904
Shares redeemed for employee tax withholdings			(3,304)				(3,304)
Income tax benefit on share-based compensation				1,822			1,822
Capital contributed by selling shareholders of acquired businesses				8,333			8,333

Balance at December, 31, 2009	21,330,311	$213	$(51,561)	$335,272	$43,858	$(793)	$326,989
Comprehensive income:
Net income					8,525		8,525
Foreign currency translation adjustment, net of tax						(689)	(689)
Unrealized loss on cash flow hedging instrument, net of tax						(478)	(478)

Total comprehensive income							7,358
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	839,647	8	(12,564)	12,556			—
Exercise of stock options	71,471	1		72			73
Share-based compensation				19,547			19,547
Shares redeemed for employee tax withholdings			(1,550)				(1,550)
Income tax benefit on share-based compensation				(4,045)			(4,045)

Balance at December, 31, 2010	22,241,429	$222	$(65,675)	$363,402	$52,383	$(1,960)	$348,372

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$8,525	$(32,873)	$10,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,861	28,333	29,920
Share-based compensation	20,682	19,904	26,807
Non-cash compensation	—	8,333	30,570
Allowances for doubtful accounts and unbilled services	350	1,993	5,477
Deferred income taxes	(863)	(27,892)	520
Loss on disposal of property and equipment	208	—	—
Gain on sale of business	(1,232)	—	—
Non-cash portion of litigation settlement	12,552
Impairment charge on goodwill	—	106,000	—
Write-down of goodwill and intangibles related to sale of business	—	3,425	—
Other gains	—	(3,286)	—
Changes in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables from clients	(554)	(2,597)	6,386
Decrease (increase) in unbilled services	6,210	2,503	(12,380)
Decrease (increase) in current income tax receivable/payable, net	13,106	(15,957)	11,066
Decrease (increase) in other assets	2,274	(622)	(8,620)
(Decrease) increase in accounts payable and accrued liabilities	(3,665)	6,928	5,494
(Decrease) increase in accrued payroll and related benefits	(33,439)	28,335	(13,051)
Increase (decrease) in deferred revenues	3,036	(8,601)	8,930

Net cash provided by operating activities	50,051	113,926	101,200

Cash flows from investing activities:
Purchases of property and equipment, net	(8,500)	(12,616)	(19,821)
Net surrender of (investment in) life insurance policies	687	(395)	(1,093)
Purchases of businesses, net of cash acquired	(87,946)	(51,550)	(229,947)
Sales of businesses	7,942	—	—

Net cash used in investing activities	(87,817)	(64,561)	(250,861)

Cash flows from financing activities:
Proceeds from exercise of stock options	73	162	397
Shares redeemed for employee tax withholdings	(1,550)	(3,304)	(6,162)
Tax benefit from share-based compensation	1,291	7,952	12,234
Proceeds from borrowings under credit facility	363,500	246,000	631,500
Repayments on credit facility	(325,500)	(307,000)	(475,000)
Principal payments of notes payable and capital lease obligations	(257)	(370)	(1,432)

Net cash provided by (used in) financing activities	37,557	(56,560)	161,537

Effect of exchange rate changes on cash	97	(452)	(763)
Net (decrease) increase in cash and cash equivalents	(112)	(7,647)	11,113
Cash and cash equivalents at beginning of the period	6,459	14,106	2,993

Cash and cash equivalents at end of the period (1)	$6,347	$6,459	$14,106

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in connection with business combinations	$—	$—	$61,320
Issuance of common stock in connection with a business combination
classified as a liability	$—	$—	$15,000
Capitalized lease obligations incurred	$—	$18	$611
Cash paid during the year for:
Interest	$13,303	$11,968	$17,065
Income taxes	$8,838	$22,800	$9,254

(1)	Cash and cash equivalents presented herein includes $0.1 million, $0.7 million and $1.7 million of cash and cash equivalents classified as discontinued operations as of December 31, 2010, 2009 and 2008, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1.	Description of Business

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our professionals employ their expertise in healthcare administration, accounting, finance, economics and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, governmental entities, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements reflect the results of operations and cash flows for the years ended December 31, 2010, 2009 and 2008. The results of operations and cash flows for the year ended December 31, 2008 have been restated as described in note “3. Restatement of Previously-Issued Financial Statements.”

Certain amounts reported in the previous years have been reclassified to conform to the 2010 presentation. The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its 100% owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Since December 31, 2009, we have undertaken several separate initiatives to divest certain practices within the Financial Consulting segment in order to enable us to devote more of our energy and financial resources to the remaining businesses of the Company where we have a more substantial market presence. On September 30, 2010, we completed a sale of a portion of the Disputes and Investigations (“D&I”) practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the utilities consulting (“Utilities”) practice. In December 2009, our Board approved a plan to divest the businesses that included the international operations of our Japan office (“Japan”) and the strategy business MS Galt & Co LLC (“Galt”), which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 via a wind down of the business. As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations”. Amounts previously reported have been reclassified to conform to this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison of continuing operations. See note “4. Discontinued Operations” for additional information about our discontinued operations.

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

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach in accordance with FASB ASC Topic 605-35, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.

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

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35.

Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized.

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

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360 “Property, Plant and Equipment.” No impairment charges for long-lived assets were recorded in 2010, 2009 or 2008.

Intangible Assets Other Than Goodwill

We account for intangible assets in accordance with FASB ASC Topic 350 “Intangibles — Goodwill and Other.” This topic requires that certain identifiable intangible assets be amortized over their expected useful lives.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Under the provisions of FASB ASC Topic 350, goodwill is required to be tested at the reporting unit level for impairment on an annual basis and between annual tests whenever indications of impairment arise. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess. In accordance with FASB ASC Topic 350, we aggregate our business components into reporting units and test for goodwill impairment. In testing for a potential impairment of goodwill, we estimate the fair value of each of our reporting units and compare this fair value to the carrying value of the reporting units. In estimating the fair value of our reporting units on an annual basis, we use a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by each of the reporting units and then discounting these cash flows to present value. Pursuant to our policy, we performed the annual goodwill impairment test as of April 30, 2010 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred or any circumstances have changed since April 30, 2010 that would indicate goodwill may have become impaired since our annual impairment test. In this evaluation, we considered qualitative factors such as any adverse change in the business climate, any loss of key personnel, and any unanticipated competition. Based on our evaluation as of December 31, 2010, we determined that no indications of impairment have arisen since our annual goodwill impairment test. See note “6. Goodwill and Intangible Assets” for information regarding our 2009 goodwill impairment charge.

Non-Current Liabilities

We record certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. We have also recorded as non-current the portion of the deferred lease incentive liability that we expect to recognize over a period greater than one year. The non-current portion of the deferred lease incentive liability totaled $7.3 million and $8.7 million at December 31, 2010 and 2009, respectively, and was primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The portion of the deferred lease incentive corresponding to the rent payments that will be paid within twelve months of the balance sheet date is classified as current liabilities. We monitor the classification of such liabilities based on the expectation of their utilization periods.

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

Sponsorship and Advertising Costs

Sponsorship and advertising costs are expensed as incurred. Such expenses for 2010, 2009 and 2008 totaled $5.2 million, $3.6 million and $3.5 million, respectively, and are a component of selling, general and administrative expense on our consolidated statement of operations.

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

Foreign currency transaction gains and losses are included in other income (expense) on the statements of operations. We recognized immaterial foreign currency transaction losses in 2010, net foreign currency transaction gains of $0.2 million in 2009 and foreign currency transaction losses of $0.9 million in 2008.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires disclosure of details of significant transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also clarifies the existing disclosure requirements for the level of disaggregation of fair value measurements and the disclosures on inputs and valuation techniques. The company adopted these provisions effective January 1, 2010. The adoption did not have a significant impact on our consolidated financial statements. In addition, the guidance will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. This additional guidance pertaining to Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those fiscal years. The

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

guidance will be effective for us beginning on January 1, 2011. We do not expect the application of this guidance to have a significant impact on our financial statements as it contains only disclosure requirements.

3.	Restatement of Previously-Issued Financial Statements

As previously disclosed, on August 17, 2009, we restated our financial statements for the years ended December 31, 2008, 2007 and 2006, as well as the three months ended March 31, 2009:

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

The SEC is conducting an investigation with respect to the restatement. As often happens in these circumstances, shortly after filing our restated financial statements, the United States Attorney’s Office (“USAO”) for the Northern District of Illinois made a telephonic request of our counsel for copies of certain documents that we previously provided to the SEC, which we then voluntarily provided. In addition, several purported shareholder class action complaints, since consolidated, and derivative lawsuits have been filed in connection with the restatement.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

On December 6, 2010, we reached an agreement in principle with the Lead Plaintiffs to settle the purported class action lawsuit (the “Class Action Settlement”), pursuant to which the plaintiffs will receive total consideration of approximately $39.6 million, comprised of $27.0 million in cash and the issuance by the Company of 474,547 shares of our common stock (“Settlement Shares”). The Settlement Shares had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. We will adjust the amount of the non-cash charge and corresponding settlement liability to reflect changes in the fair value of the Settlement Shares until and including the date of issuance, which may result in either additional non-cash charges or non-cash gains. As of December 31, 2010, in accordance with the proposed settlement, we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with ASC Topic 210-20-45, “Other Presentation Matters”. The total amount of insurance coverage under the related policy was $35.0 million and the insurers paid out approximately $8.0 million in claims prior to the final $27.0 million discussed above. As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of legal fees expended on the finalization of the Class Action Settlement or any amounts (including any damages, settlement costs or legal fees) with respect to the SEC investigation with respect to the restatement, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”). The proposed Class Action Settlement received preliminary court approval on January 21, 2011 and is subject to final court approval and the issuance of the Settlement Shares. A Fairness Hearing is currently scheduled to consider final approval of the settlement on May 6, 2011. The issuance of the Settlement Shares is expected to occur after final court approval is granted. There can be no assurance that final court approval will be granted. Additionally, the Company has the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement. This litigation is more fully described in note “19. Commitments, Contingencies and Guarantees”.

For the year ended December 31, 2010, expenses incurred in connection with the restatement totaled $8.7 million and were primarily comprised of legal fees. For the year ended December 31, 2009, expenses incurred in connection with the restatement totaled $17.5 million and were primarily comprised of legal and accounting fees, as well as the settlement costs of an indemnification claim arising in connection with a representation and warranty in a purchase agreement for a previous acquisition.

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

As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations”. Amounts previously reported have been reclassified to conform to this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

Statements” to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheet as of December 31, 2010 and 2009 aggregates amounts associated with the discontinued operations as described above. Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Year ended December 31,
	2010	2009	2008

Revenues	$26,879	$104,489	$135,550
(Loss) income from discontinued operations before income tax expense (1)(2)(3)	$(5,334)	$(23,187)	$20,088
Net (loss) income from discontinued operations	$(3,856)	$(12,362)	$9,589

(1)	Includes non-cash compensation expense of $0.8 million and $4.0 million for the years ended December 31, 2009 and 2008.

(2)	Includes goodwill impairment charge of $39.0 million for the year ended December 31, 2009.

(3)	Includes restructuring related charges of $4.4 million for the year ended December 31, 2010 related to the exit of the D&I and Japan operations.

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet as of December 31, 2010 and 2009 are as follows (amounts in thousands):

	December 31, 2010	December 31, 2009

Assets
Cash	$76	$744
Receivables from clients, net	940	18,528
Other current assets	1,460	3,183

Total current assets	2,476	22,455
Other non-current assets	—	292

Total assets	$2,476	$22,747

Liabilities
Accrued payroll and related benefits	$70	$7,228
Income tax payable	301	792
Accounts payable, accrued expenses and other liabilities	328	1,385

Total current liabilities	699	9,405
Other non-current liabilities	—	416

Total liabilities	$699	$9,821

5.	Business Combinations

During the year ended December 31, 2008, we completed the material acquisition described below. We did not complete any significant acquisitions in 2009 or 2010.

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

The aggregate purchase price of this acquisition was approximately $278.2 million, consisting of $168.5 million in cash paid at closing, $50.0 million paid through the issuance of 1,100,740 shares of our common stock, $1.7 million of transaction costs, $57.2 million of additional purchase price earned by selling shareholders subsequent to the acquisition as certain performance targets were met, and a $0.8 million working capital adjustment. Of the 1,100,740 shares of common stock issued, 330,222 shares with an aggregate value of $15.0 million were deposited into escrow for a period of one year, beginning on July 8, 2008, to secure certain indemnification obligations of Stockamp and its shareholders. Since the shares placed in escrow may have had to be returned to us in satisfaction of indemnification arrangements, they were issued conditionally. As such, the $15.0 million was classified as a liability and included in accrued consideration for business acquisitions on our consolidated balance sheet from the acquisition date until the shares were released as discussed below. The cash portion of the purchase price was financed with borrowings under the Credit Agreement.

The purchase agreement also provides for the following potential payments:

1.	With respect to the shares of common stock not placed in escrow, on the date that was six months and one day after the closing date (the “Contingent Payment Date”), we were to pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock, at our election) the amount, if any, equal to $35.0 million less the value of the common stock issued on the closing date, based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Payment Date. No payment needed to be made if the common stock so valued equaled or exceeded $35.0 million on the Contingent Payment Date. We were not required to make further payments upon the lapse of the Contingent Payment Date in January 2009.

2.	With respect to the shares of common stock placed in escrow, when the shares were released to Stockamp in July 2009 (the “Contingent Escrow Payment Date”), we were to pay Stockamp (in cash, shares of common stock, or any combination of cash and common stock at our election) the amount, if any, equal to $15.0 million (or such pro rata portion thereof, to the extent fewer than all shares were being released) less the value of the common stock released from escrow based on 95% of the average daily closing price per share of common stock for the ten consecutive trading days prior to the Contingent Escrow Payment Date. No payment needed to be made if the common stock so valued equaled or exceeded $15.0 million on the Contingent Escrow Payment Date (or the applicable pro rata portion thereof). Based on the average daily closing price of our common stock for the ten consecutive trading days prior to the Contingent Escrow Payment Date in July 2009, we made a price protection payment of $0.2 million to Stockamp. This price protection payment did not change the purchase consideration. Upon the lapse of the Contingent Escrow Payment Date in July 2009, the escrow liability balance and price protection payment were recorded to equity.

3.	For the period beginning on the closing date and ending on December 31, 2011, additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts will be recorded as additional purchase consideration and an adjustment to goodwill. Since the closing date of this acquisition, we have paid to the selling shareholders $49.6 million as additional purchase consideration. As of December 31, 2010, $7.6 million of additional purchase consideration earned by selling shareholders was accrued and expected to be paid in the first quarter of 2011.

The identifiable intangible assets that were acquired totaled $31.1 million and have an estimated weighted average useful life of 6 years, which consists of customer contracts totaling $5.4 million (7 months useful life), customer relationships totaling $10.8 million (12.5 years useful life), software totaling $7.8 million (4 years useful life), non-competition agreements totaling $3.7 million (6 years useful life), and a tradename valued at $3.4 million (2.5 years useful life). Customer

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

relationships represent software support and maintenance relationships that are renewable by the customer on an annual basis. The renewal rate of these relationships has historically been high and as such, we have assigned a relatively long useful life to these customer relationships. Additionally, we recorded approximately $244.2 million of goodwill, which we intend to deduct for income tax purposes.

In addition to the accounting treatment described above with respect to the foregoing acquisition, portions of the purchase consideration that were redistributed by the selling shareholders among the selling shareholders and to certain of our employees based on performance or employment were also recorded as non-cash compensation expense. See note “3. Restatement of Previously-Issued Financial Statements” for additional information.

Purchase Price Allocations

The following table summarizes the fair values of the assets acquired and liabilities assumed for our material business acquisition.

Stockamp
July 8,
2008

Assets Acquired:
Current assets	$16,857
Property and equipment	2,176
Non-current assets	547
Intangible assets	31,100
Goodwill	244,173

294,853

Liabilities Assumed:
Current liabilities	16,018
Non-current liabilities	525

16,543

Net Assets Acquired	$278,310

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

Historical Huron and
Historical Stockamp
2008
Pro forma

Revenues, net of reimbursable expenses	$538,126
Operating income	$62,231
Income from continuing operations before income tax expense	$41,533
Net income from continuing operations	$10,552
Earnings per share:
Basic	$0.57
Diluted	$0.54

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

6.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the years ended December 31, 2010 and 2009.

	Health and
	Education	Legal	Financial
	Consulting	Consulting	Consulting	Total

Balance as of December 31, 2008:
Goodwill	$341,752	$17,456	$146,468	$505,676
Accumulated impairment losses	—	—	—	—

Goodwill, net	341,752	17,456	146,468	505,676

Goodwill recorded in connection with business combinations	—	1,472	—	1,472
Additional purchase price subsequently recorded for business combinations (1)	48,655	6,856	10,635	66,146
Goodwill reallocation	(8,484)	—	8,484	—
Goodwill allocated to disposal of Galt (2)	—	—	(3,125)	(3,125)
Impairment charge	—	—	(106,000)	(106,000)

Balance as of December 31, 2009:
Goodwill	381,923	25,784	162,462	570,169
Accumulated impairment losses	—	—	(106,000)	(106,000)

Goodwill, net	$381,923	$25,784	$56,462	$464,169

Goodwill recorded in connection with business combinations	8,477	7,501	—	15,978
Additional purchase price subsequently recorded for business combinations (1)(3)	28,252	(32)	90	28,310
Goodwill allocated to disposal of D&I (4)	—	—	(2,003)	(2,003)
Foreign currency translation — goodwill	—	(240)	—	(240)

Balance as of December 31, 2010:
Goodwill	418,652	33,013	160,549	612,214
Accumulated impairment losses	—	—	(106,000)	(106,000)

Goodwill, net	$418,652	$33,013	$54,549	$506,214

(1)	Consists primarily of additional purchase price earned by selling shareholders subsequent to the business combination, as certain financial performance targets and conditions were met.

(2)	In accordance with ASC Topic 350, a portion of the goodwill associated with the Financial Consulting segment as of December 31, 2009 was allocated to the Galt business based on the relative fair value of the business disposed of and the portion of the reporting unit that was retained. Accordingly, goodwill allocated to the Financial Consulting segment was reduced by $3.1 million and included in the loss on disposal of the Galt business.

(3)	In the third quarter of 2010, the Company settled a future earn-out agreement with a seller of a previously acquired business based on projected financial performance expectations and recorded $6.0 million of additional purchase consideration. Of this amount, $3.0 million has been paid as of December 31, 2010, and the remainder will be paid out semi-annually until July 1, 2012.

(4)	In accordance with ASC Topic 350, a portion of the goodwill associated with the Financial Consulting segment as of September 30, 2010 was allocated to the D&I practice based on the relative fair value of the business disposed of and the portion of the reporting unit that was retained. Accordingly, goodwill allocated to the Financial Consulting segment was reduced by $2.0 million and included in the gain on disposal of the D&I practice.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

From time to time, we will reorganize our internal organizational structure to better align our service offerings. During the third quarter of 2009, we moved our government contract consulting practice from our Health and Education Consulting segment to our Financial Consulting segment. As a result, $8.5 million of related goodwill was also reallocated between these segments.

In connection with our previous business acquisitions, additional purchase consideration may be payable to the selling shareholders if specific financial performance targets are met. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts are recorded as additional purchase consideration in the period they are earned with a corresponding adjustment to goodwill. During the fourth quarter of 2010, additional purchase consideration payable to the selling shareholders of previous acquisitions was accrued as the achievement of specific performance targets were met as of December 31, 2010. In addition, during the third quarter of 2010, the Company settled a future earn-out agreement with a seller of a previously acquired business based on projected financial performance expectations. Additional purchase consideration totaling $28.3 million was recorded as additional purchase price and an adjustment to goodwill in 2010. During the fourth quarter of 2009, additional purchase consideration payable to the selling shareholders of previous acquisitions was accrued as the achievement of specific performance targets were met as of December 31, 2009. Additional purchase consideration totaling $66.2 million was recorded as additional purchase price and an adjustment to goodwill in 2009.

2009 Goodwill Impairment Charge

On July 31, 2009, we announced our intention to restate our financial statements due to the accounting errors discussed under note 3. “Restatement of Previously-Issued Financial Statements.” Immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in the price of our common stock, we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009 and recorded a $106.0 million non-cash pretax charge for the impairment of goodwill. This impairment charge was recognized to reduce the carrying value of goodwill in our Financial Consulting reporting unit. Effective January 1, 2010, we reorganized our segments such that the reporting units previously disclosed as Accounting and Financial Consulting and Corporate Consulting were combined into one segment named Financial Consulting. Previously reported segment information has been reclassified to reflect this reorganization. See note “20. Segment Information” for a discussion of our reorganized segments.

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

Based on the result of the first step of the goodwill impairment analysis, we determined that the fair value of our Financial Consulting reporting unit was less than the carrying value, while the fair values of our Health and Education Consulting and Legal Consulting reporting units exceeded their carrying values by 32% and 61%, respectively. As such, we applied the second step of the goodwill impairment test to our Financial Consulting reporting unit.

Based on the result of the second step of the goodwill impairment analysis, we determined that the carrying value of the goodwill associated with the Financial Consulting reporting unit exceeded the implied fair value, resulting in a $106.0 million non-cash pretax goodwill impairment charge. Of the $106.0 million goodwill impairment charge, $39.0 million is reported as discontinued operations in the consolidated statement of operations for the year ended December 31, 2009.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each of the reporting units and then discounting these cash flows to present value reflecting the relevant risks associated with the reporting units and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows for each of our reporting units, we relied on internally generated six-year forecasts and a three percent long-term assumed annual revenue growth rate for periods after the six-year forecast. Our forecasts were based on our historical experience, then current backlog, expected market demand, and other industry information at the time the forecasts were prepared. For our Health and Education Consulting and Legal Consulting reporting units, we used a 15% discount rate while for our Financial Consulting reporting unit, we used a 19% discount rate. We used a lower discount rate for our Health and Education Consulting and Legal Consulting reporting units due to their strength in the marketplace, as well as current and forecasted steady growth. In comparison, we used a higher discount rate for our Financial Consulting reporting unit because this reporting unit had recently experienced soft demand and was undergoing restructuring activities. Additionally, the Financial Consulting reporting unit was considered to be more challenged by our financial restatement due to the type of services that this reporting unit provided.

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

As of December 31, 2010, we evaluated whether any events had occurred since our annual goodwill impairment test on April 30, 2010 that may have indicated the carrying value of goodwill may have become impaired. As a result of our analysis, we concluded that no additional events had occurred as of December 31, 2010 that would have indicated any indications of impairment arose.

Intangible assets as of December 31, 2010 and 2009 consisted of the following:

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer contracts	$885	$309	$—	$—
Customer relationships	20,233	6,801	14,199	4,728
Non-competition agreements	11,751	6,800	11,271	4,839
Tradenames	3,748	3,440	3,431	2,017
Technology and software	12,424	5,486	8,383	3,294

Total	$49,041	$22,836	$37,284	$14,878

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

Intangible assets amortization expense for the years ended December 31, 2010, 2009 and 2008 was $8.1 million, $9.9 million and $14.2 million, respectively. Estimated intangible assets amortization expense is $8.4 million for 2011, $5.9 million for 2012, $3.6 million for 2013, $2.5 million for 2014 and $1.7 million for 2015. Actual amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

7.	Property and Equipment

Depreciation expense for property and equipment was $14.6 million, $16.9 million and $15.3 million for 2010, 2009 and 2008, respectively. Property and equipment at December 31, 2010 and 2009 are detailed below:

	December 31,
	2010	2009

Computers, related equipment and software	$41,029	$44,635
Leasehold improvements	31,769	30,336
Furniture and fixtures	17,109	16,784
Assets under capital lease	1,345	1,338
Assets under construction	321	122

Property and equipment	91,573	93,215
Accumulated depreciation and amortization	(58,638)	(54,082)

Property and equipment, net	$32,935	$39,133

8.	Borrowings

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

As a result of the proposed Class Action Settlement discussed in note “3. Restatement of Previously-Issued Financial Statements” and note “19. Commitments, Contingencies and Guarantees”, we entered into a tenth amendment to the Credit Agreement during the fourth quarter of 2010 to amend the definition of Consolidated EBITDA that was in effect prior to the tenth amendment to add back any non-cash charges, minus any non-cash gains, relating to the issuance of Settlement Shares pursuant to the proposed Class Action Settlement. Absent the amendment, we would not have met the covenant obligations in effect prior to the amendment at December 31, 2010. However, absent the isolated event that is discussed

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

above, that is allowed as an add back under the tenth amendment, we would have met the covenant obligations in effect prior to the amendment at December 31, 2010.

On June 30, 2010, we entered into a ninth amendment (the “Ninth Amendment”) to the Credit Agreement to amend the definition of certain terms in effect prior to the amendment. The Ninth Amendment modifies the following terms:

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

The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that began on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the Credit Agreement on February 23, 2012. We are currently in active discussions with several banks to determine who will lead us through a refinancing of our existing credit facility. Based on these discussions, our initial indications are that we will be able to complete this financing in a timely manner. However, there is no assurance that the new financing will be obtained.

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

The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At December 31, 2010, outstanding letters of credit totaled $6.3 million and are used primarily as security deposits for our office facilities. As of December 31, 2010, the borrowing capacity under the Credit Agreement was $81.7 million. Borrowings outstanding under the credit facility at December 31, 2010 totaled $257.0 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2012 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. As we intend to refinance the existing credit facility in the first quarter of 2011, we anticipate that these borrowings will continue to be classified as long-term on our consolidated balance sheet subsequent to December 31, 2010. These borrowings carried a weighted-average interest rate of 4.5%, including the effect of the interest rate swap described below in note “12. Derivative Instrument and Hedging Activity”. Borrowings outstanding at December 31, 2009 were $219.0 million and carried a weighted-average interest rate of 4.0%. At both December 31, 2010 and December 31, 2009, we were in compliance with our financial debt covenants. In addition, based upon projected operating results, management believes it is probable that we will meet the financial covenants of the Credit Agreement discussed above at future covenant measurement dates. Accordingly, pursuant to the provisions of FASB ASC Topic 470, “Debt”, all amounts not due within the next twelve months under the amended loan terms have been classified as long-term liabilities.

9.	Capital Structure

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2010 and 2009, no such preferred stock has been approved or issued.

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

10.	Earnings (Loss) Per Share

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

	Year ended December 31,
	2010	2009	2008

Income (loss) from continuing operations	$12,381	$(20,511)	$492
(Loss) income from discontinued operations, net of tax	(3,856)	(12,362)	9,589

Net income (loss)	$8,525	$(32,873)	$10,081

Weighted average common shares outstanding – basic	20,546	20,114	18,257
Weighted average common stock equivalents	228	—	825

Weighted average common shares outstanding – diluted	20,774	20,114	19,082

Net earnings (loss) per basic share:
Income (loss) from continuing operations	$0.60	$(1.02)	$0.03
(Loss) income from discontinued operations, net of tax	(0.19)	(0.61)	0.52

Net income (loss)	$0.41	$(1.63)	$0.55

Net earnings (loss) per diluted share:
Income (loss) from continuing operations	$0.60	$(1.02)	$0.03
(Loss) income from discontinued operations, net of tax	(0.19)	(0.61)	0.50

Net income (loss)	$0.41	$(1.63)	$0.53

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. The weighted average common stock equivalents presented above do not include the anti-dilutive effect of approximately 594,800, 1,205,400 and 452,800 anti-dilutive securities for the years ended December 31, 2010, 2009 and 2008, respectively.

11.	Restructuring Charges

During 2010, we incurred a $4.1 million pre-tax restructuring charge. The restructuring charge includes $2.6 million related to the exit of our San Francisco office space during the fourth quarter of 2010 due to the excess capacity at the space and the virtual nature of the employees in this geographic region. This $2.6 million restructuring charge was primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, which were partially offset by estimated sublease income we calculated based on a sublease agreement executed in the fourth quarter of 2010. The $4.1 million restructuring charge for the year also consists of a $0.3 million pre-tax restructuring charge in the third quarter of 2010 related to the exit of excess office space, as well as severance for certain corporate personnel related to the disposition of the D&I practice discussed above in note “4. Discontinued Operations”. Also included in the total $4.1 million restructuring charge is a charge related to the consolidation of two of our offices into one existing location during the second quarter of 2010, in which we incurred a $1.2 million pre-tax restructuring charge related to the exit of the office space. This $1.2 million restructuring charge was primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement. There was no sublease income assumed in the restructuring charge due to the short term nature of the remaining lease term. As of December 31, 2010, the restructuring reserve balance was $3.2 million, the majority of which is related to the exit of office space discussed above, and is expected to be fully utilized by November 2014.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

During 2009, we incurred a $2.5 million pre-tax restructuring charge, consisting primarily of severance payments related to workforce reductions to balance our employee base with current revenue expectations, market demand, and areas of focus.

During 2008, we incurred a $2.1 million pre-tax restructuring charge, consisting primarily of severance payments related to workforce reductions to balance our employee base with current revenue expectations, market demand, and areas of focus. These reductions in workforce included the elimination of the operational consulting group within the Financial Consulting segment and a reduction in the number of consultants in various other practice groups.

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

The table below sets forth additional information relating to this interest rate swap designated as a hedging instrument as of December 31, 2010 and December 31, 2009, and for the years ended December 31, 2010, 2009 and 2008.

	Fair Value (Derivative Liability)
Balance Sheet Location:	December 31, 2010	December 31, 2009

Deferred compensation and other liabilities	$1,459	$664

	Amount of Loss, Net of
	Tax, Recognized in Other Comprehensive Income
	Year ended
	December 31,
Derivative:	2010	2009	2008

Interest rate swap	$(478)	$(394)	$—

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2010.

13.	Fair Value of Financial Instruments

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

Level 1 Inputs	Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs	Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs	Unobservable inputs for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.

The table below sets forth our fair value hierarchy for our derivative liability measured at fair value as of December 31, 2010 and 2009.

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

December 31, 2010
Liability:
Interest rate swap	$—	$1,459	$—	$1,459

December 31, 2009
Liability:
Interest rate swap	$—	$664	$—	$664

The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

14.	Comprehensive Income (Loss)

The tables below set forth the components of comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008.

	Year ended December 31,
	2010			2009			2008
		Tax			Tax			Tax
	Before	(Expense)	Net of	Before	(Expense)	Net of	Before	(Expense)	Net of
	Taxes	Benefit	Taxes	Taxes	Benefit	Taxes	Taxes	Benefit	Taxes

Net income (loss)			$8,525			$(32,873)			$10,081
Other comprehensive income (loss):
Foreign currency translation adjustment	$(893)	$204	$(689)	$(619)	$169	$(450)	$(5)	$—	$(5)
Unrealized loss on cash flow hedging instrument	(796)	318	(478)	(663)	269	(394)

Other comprehensive income (loss):	$(1,689)	$522	$(1,167)	$(1,282)	$438	$(844)	$(5)	$—	$(5)

Total comprehensive income (loss):			$7,358			$(33,717)			$10,076

15.	Other Gains

During the year ended December 31, 2009, we recognized gains totaling $2.7 million relating to the release of certain of our employees from their non-solicitation agreements with the Company and the settlement of certain contractual obligations.

16.	Employee Benefit and Deferred Compensation Plans

We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pre-tax contributions. We match an amount equal to the employees’ contributions up to 6% of the employees’ salaries. Our matching contributions for the years ended December 31, 2010, 2009 and 2008 were $10.9 million, $12.4 million, and $10.4 million, respectively.

We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2010 and 2009 was $3.6 million and $4.0 million, respectively.

17.	Equity Incentive Plans

In connection with our initial public offering, we adopted the 2004 Omnibus Stock Plan (the “Omnibus Plan”), which replaced our then-existing equity plans for grants of share-based awards. The Omnibus Plan permits the grant of stock

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

options, restricted stock, and other share-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. Under the Omnibus Plan, as originally adopted, a total of 2,141,000 shares of common stock were reserved for issuance to eligible employees, executive officers, independent contractors and outside directors. The Plan was amended effective as of May 2, 2006 to increase the number of shares of common stock available for issuance by 2,100,000. The Plan was amended and restated effective as of May 5, 2010 to increase the number of shares of common stock available for issuance by 650,000. As of December 31, 2010, 1,096,336 shares remain available for future issuance.

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

In May 2010, the Company granted 100,000 stock option awards to our chief executive officer under the Omnibus Plan. Of the 100,000 option grant, 50,000 stock options vest on the third anniversary of the grant date and 50,000 stock options vest on the third anniversary of the grant date and were subject to the further condition that, on or before the third anniversary of the grant date, the 60 day average price of a share of the Company’s common stock shall have exceeded 125% of the grant date price of a share of the Company’s common stock.

The weighted average fair value of options granted during 2010 was $11.08. The weighted average fair value of each option granted with a service vesting condition only was calculated using the Black-Scholes option-pricing model. The weighted average fair value of each option granted with a service vesting condition and a market price condition was calculated using a Monte Carlo simulation. No options were granted during 2009 or 2008.

The weighted average fair values using the Black-Scholes option-pricing model and the Monte Carlo simulation were estimated using the following assumptions:

2010

Black-Scholes option-pricing model:
Expected dividend yield	0.0%
Expected volatility	45.0%
Risk-free rate	2.9%
Expected option life (in years)	6.5

Monte Carlo simulation:
Expected dividend yield	0.0%
Expected volatility	45.0%
Risk-free rate	3.69%
Expected option life (in years)	10

Expected volatility was based on our historical stock prices, the historical volatility of comparable companies, and implied volatilities from traded options in our stock. The risk-free-interest rate was based on U.S. Treasury bills with equivalent expected terms of the stock options. The expected life of the options granted during 2010 was estimated using the simplified method. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term due to the limited period of time our shares have been publicly traded.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

Stock option activity for the year ended December 31, 2010 was as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)	(in dollars)	(in years)	(in millions)

Outstanding at January 1, 2010	200	$4.59
Granted	100	$23.43
Exercised	(71)	$1.02
Forfeited or expired	—

Outstanding at December 31, 2010	229	$13.94	5.7	$2.9

Exercisable at December 31, 2010	129	$6.57	2.9	$2.6

The aggregate intrinsic value of options exercised during 2010, 2009 and 2008 was $1.5 million, $3.5 million and $13.7 million, respectively.

The grant date fair values of our restricted stock awards are measured pursuant to FASB ASC Topic 718. Restricted stock activity for the year ended December 31, 2010 was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)	(in dollars)

Restricted stock at January 1, 2010	1,456	$43.34
Granted	626	$23.75
Vested	(545)	$40.73
Forfeited	(283)	$44.93

Restricted stock at December 31, 2010	1,254	$34.30

The aggregate fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $11.9 million, $26.3 million and $35.3 million, respectively.

Total share-based compensation cost recognized for the years ended December 31, 2010, 2009 and 2008 was $19.5 million, $14.5 million and $19.2 million, respectively, with related income tax benefits of $6.9 million, $5.9 million and $7.9 million, respectively. As of December 31, 2010, there was $31.2 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

18. Income Taxes

The income tax expense for continuing operations for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	Year ended December 31,
	2010	2009	2008

Current:
Federal	$10,981	$9,971	$8,834
State	4,031	2,274	2,125
Foreign	302	81	(261)

Total current	15,314	12,326	10,698

Deferred:
Federal	1,098	(12,516)	10,327
State	(96)	(2,565)	2,965
Foreign	118	(84)	—

Total deferred	1,120	(15,165)	13,292

Income tax expense for continuing operations	$16,434	$(2,839)	$23,990

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows.

	Year ended December 31,
	2010	2009	2008

Percent of pretax (loss) income from continuing operations:
At U.S. statutory tax rate	35.0%	(35.0)%	35.0%
Non-cash compensation (1)	—	11.2	37.9
State income taxes	10.4	0.1	11.3
Meals and entertainment	2.3	4.7	4.4
Valuation allowance	2.8	(1.2)	1.1
Realized investment (gains) losses	(0.3)	(1.6)	2.5
Disallowed executive compensation	3.0	0.5	2.4
Foreign source income	4.4	3.6	(0.7)
Goodwill	—	4.8	—
Other non-deductible items	(0.6)	0.7	4.1

Effective income tax expense rate for continuing operations	57.0%	(12.2)%	98.0%

(1)	Consists of non-cash compensation expense representing Shareholder Payments and Employee Payments as described in note “3. Restatement of Previously-Issued Financial Statements.”

The effective tax rate for discontinued operations in 2010 was 27.7% based on a tax benefit of $1.5 million. The income tax benefit in 2010 was lower than the statutory rate primarily due to an increase in valuation allowances. The effective tax rate for discontinued operations in 2009 was 46.7% based on a tax benefit of $10.8 million. The income tax benefit in 2009 was higher than the statutory rate mainly due to the release of valuation allowances for foreign operations recorded in prior years. The effective tax rate for discontinued operations in 2008 was 52.3% based on tax expense of $10.5 million. The income tax expense in 2008 was higher than the statutory rate primarily due to non-deductible non-cash compensation expense and an increase in valuation allowances.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

Deferred tax assets for continuing operations at December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009

Deferred tax assets:
Goodwill	$22,546	$25,507
Share-based compensation	4,297	7,339
Accrued payroll and other liabilities	4,999	7,849
Deferred lease incentives	3,650	4,172
Revenue recognition	4,907	4,450
Net operating loss and foreign tax credit carryforwards	1,400	1,311
Litigation settlement	5,021	—
Other	5,285	1,245

Total deferred tax assets	52,105	51,873
Less valuation allowance	(765)	—

Net deferred tax assets	51,340	51,873

Deferred tax liabilities:
Prepaid expenses	(1,780)	(2,443)
Property and equipment	(848)	(2,439)
Amortization of intangibles	(15,611)	(9,355)
Other	(808)	—

Total deferred tax liabilities	(19,047)	(14,237)

Net deferred tax asset from continuing operations	$32,293	$37,636

As of December 31, 2010 and 2009, we had a valuation allowance of $0.8 million and zero, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign losses. In addition, the Company has net foreign operating losses of $5.7 million which carry forward indefinitely.

In accordance with FASB ASC Topic 740, “Income Taxes”, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$711
Additions based on tax positions related to the current year	328
Additions for tax positions of prior years	129

Balance at December 31, 2008	$1,168
Additions based on tax positions related to the current year	623
Decrease based on settlements with taxing authorities	(177)

Balance at December 31, 2009	$1,614
Additions based on tax positions related to the current year	202
Decrease based on settlements with taxing authorities	(171)
Decrease due to lapse of statute of limitations	(899)

Balance at December 31, 2010	$746

Of the $0.7 million of unrecognized tax benefits at December 31, 2010, $0.7 million would affect the effective tax rate if recognized. We do not expect that changes in the liability for unrecognized tax benefits during the next 12 months will have a significant impact on our financial position or results of operations.

As of December 31, 2010, an immaterial amount was accrued for the potential payment of interest and penalties. As of December 31, 2009, $0.2 million was accrued for the potential payment of penalties and an immaterial amount was accrued for the potential payment of interest. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of operations.

We file income tax returns with federal, state, local and foreign jurisdictions. The 2007 Federal tax return was examined and closed in 2009 and no material adjustments were identified toward any of our tax positions. Income tax years 2009 and 2008 are subject to future examinations by Federal tax authorities. The Company is currently under audit by the State of Florida, State of Texas and State of Minnesota for 2008, 2007 and 2006 tax returns. For all other states, tax returns for the years 2006 through 2009 are subject to future examinations. All of our foreign income tax filings are subject to future examinations by the local tax authorities.

19. Commitments, Contingencies and Guarantees

Lease Commitments

We lease office space and certain equipment and software under noncancelable operating and capital lease arrangements expiring on various dates through 2018, with various renewal options. Our principal executive offices located in Chicago, Illinois are under leases expiring through September 2014. We have two five-year renewal options that will allow us to continue to occupy the majority of this office space until September 2024. We also have a core office located in New York City, New York under a lease that expires in July 2016, with one five-year renewal option. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount. Rental expense, including operating costs and taxes, for the years ended

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008 was $15.6 million, $16.4 million and $14.7 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2010, are as follows:

	Capital	Operating
	Lease	Lease	Sublease
	Obligations	Obligations	Income

2011	$70	$16,850	$(421)
2012	6	15,918	(470)
2013	2	13,498	(486)
2014	2	11,192	(402)
2015	—	6,489	—
Thereafter	—	6,064	—

Total	$80	$70,011	$(1,779)

Litigation

On July 3, 2007, The Official Committee (the “Committee”) of Unsecured Creditors of Saint Vincents Catholic Medical Centers of New York d/b/a Saint Vincent Catholic Medical Centers (“St. Vincents”), et al. filed suit against Huron Consulting Group Inc., certain of our subsidiaries, including Speltz & Weis LLC, and two of our former managing directors, David E. Speltz (“Speltz”) and Timothy C. Weis (“Weis”), in the Supreme Court of the State of New York, County of New York. On November 26, 2007, Gray & Associates, LLC (“Gray”), in its capacity as trustee on behalf of the SVCMC Litigation Trust, was substituted as plaintiff in the place of the Committee and on February 19, 2008, Gray filed an amended complaint in the action. Beginning in 2004, St. Vincents retained Speltz & Weis LLC to provide management services to St. Vincents, and its two principals, Speltz and Weis, were made the interim chief executive officer and chief financial officer, respectively, of St. Vincents. In May of 2005, we acquired Speltz & Weis LLC. On July 5, 2005, St. Vincents filed for bankruptcy in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). On December 14, 2005, the Bankruptcy Court approved the retention of Speltz & Weis LLC and us in various capacities, including interim management, revenue cycle management and strategic sourcing services. The amended complaint filed by Gray alleges, among other things, breach of fiduciary duties, breach of the New York Not-For-Profit Corporation Law, malpractice, breach of contract, tortious interference with contract, aiding and abetting breaches of fiduciary duties, certain fraudulent transfers and fraudulent conveyances, breach of the implied duty of good faith and fair dealing, fraud, aiding and abetting fraud, negligent misrepresentation, and civil conspiracy, and sought at least $200 million in damages, disgorgement of fees, return of funds or other property transferred to Speltz & Weis LLC, attorneys’ fees, and unspecified punitive and other damages. In the second quarter of 2010, we reached, and paid, a settlement which resulted in a litigation settlement charge of approximately $4.8 million in the second quarter.

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

In addition, the following purported shareholder class action complaints were filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009, (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009 and (7) a complaint in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 3, 2009. On October 6, 2009, Plaintiff Thomas Fisher voluntarily dismissed his complaint. On November 16, 2009, the remaining suits were consolidated and the Public School Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Public Employees Retirement System, the City of Boston Retirement Board, the Cambridge Retirement System and the Bristol County Retirement System were appointed Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 29, 2010. The consolidated complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against Huron Consulting Group, Inc., Gary Holdren and Gary Burge and claims under Section 20(a) of the Exchange Act against Gary Holdren, Gary Burge and Wayne Lipski. The consolidated complaint contends that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. Lead Plaintiffs request that the action be declared a class action, and seek unspecified damages, equitable and injunctive relief, and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. On March 30, 2010, Huron, Gary Burge, Gary Holdren and Wayne Lipski jointly filed a motion to dismiss the consolidated complaint. On August 6, 2010, the Court denied the motion to dismiss. On December 6, 2010, we reached an agreement in principle with the Lead Plaintiffs to settle the litigation, pursuant to which the plaintiffs will receive total consideration of approximately $39.6 million, comprised of $27.0 million in cash and the issuance by the Company of 474,547 Settlement Shares. The settlement shares had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. We will adjust the amount of the non-cash charge and corresponding settlement liability to reflect changes in the fair value of the Settlement Shares until and including the date of issuance, which may result in either additional non-cash charges or non-cash gains. As of December 31, 2010, in accordance with the proposed settlement, we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with Accounting Standards Codification Topic 210-20-45, “Other Presentation Matters”. The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment discussed above. As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of legal fees expended on the finalization of the Class Action Settlement or any amounts (including any damages, settlement costs or legal fees) with respect to the remaining restatement matters. The proposed Class Action Settlement received preliminary court approval on January 21, 2011 and is subject to final court approval and the issuance of the Settlement Shares. A Fairness Hearing is currently scheduled to consider final approval of the settlement on May 6, 2011. The issuance of the Settlement Shares is expected to occur after final court approval is granted. There can be no assurance that final approval will be granted. The proposed settlement contains no admission of wrongdoing. Additionally, the Company has the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement.

The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement, since consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

August 28, 2009 (the “Peters suit”) and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009 (the “Hacias suit”). The consolidated cases are captioned “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation”. On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleges claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010. On October 25, 2010, the Court granted Huron’s motion to dismiss and dismissed plaintiffs’ consolidated complaint with prejudice. On November 19, 2010, plaintiffs filed a notice of appeal of the dismissal to the Appellate Court of Illinois.

The Company has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement, since consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). Oakland County Employees’ Retirement System, Philip R. Wilmore and Lawrence J. Goelz have been named Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 15, 2010. The consolidated complaint asserts claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Lead Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. On April 7, 2010, the Court denied Huron’s motion to stay the Federal derivative suits. On April 8, 2010, Huron filed a motion to stay discovery proceedings in the derivative suits, pursuant to the Private Securities Litigation Reform Act, pending the resolution of Huron’s motion to dismiss plaintiffs’ consolidated complaint. The Court granted Huron’s motion to stay discovery proceedings in the derivative suits on April 12, 2010. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 27, 2010. Huron’s motion to dismiss was granted, judgment entered and the case closed on September 7, 2010. On October 5, 2010, plaintiffs moved for relief from judgment and for leave to file a first amended complaint. The Court granted plaintiffs’ motion on October 12, 2010, and plaintiffs filed their amended complaint that same day. Defendants moved to dismiss plaintiffs’ amended complaint on November 5, 2010. That motion is fully briefed and pending before the Court.

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

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a First Amended qui tam complaint against Huron Consulting Group, Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. On February 2, 2010, Huron filed a motion to dismiss the relator’s federal and state claims. On August 25, 2010, the Court granted Huron’s motion to dismiss without prejudice. On September 29, 2010, relator filed a Second Amended Complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and also seeks to recover an unspecified amount of civil penalties. On October 19, 2010 Huron filed a motion to dismiss the Second Amended Complaint, which the Court denied on January 3, 2011. The suit is in the pre-trial stage and no trial date has been set. We believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

Guarantees

Guarantees in the form of letters of credit totaling $6.3 million and $4.5 million were outstanding at December 31, 2010 and 2009, respectively, to support certain office lease obligations.

In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. Additional purchase consideration earned by certain sellers totaled $28.3 million, $66.2 million and $45.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. There is no limitation to the maximum amount of additional purchase consideration and future amounts are not determinable at this time, but the aggregate amount that potentially may be paid could be significant.

To the extent permitted by law, our by-laws and articles of incorporation require that we indemnify our officers and directors against judgments, fines and amounts paid in settlement, including attorney’s fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to us if such person acted in good faith. Although there is no limit on the amount of indemnification, we may have recourse against our insurance carrier for certain payments made. However, we will not receive any further contributions from our insurance carriers for the reimbursement of legal fees expended on the finalization of the class action settlement or any amounts (including any damages, settlement costs or legal fees) with respect to the remaining restatement matters.

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

During the third quarter of 2009, we moved our government contract consulting practice from our Health and Education Consulting segment to our Financial Consulting segment to better align our service offerings. Previously reported segment information has been restated to reflect this.

•	Health and Education Consulting. Our Health and Education Consulting segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, turnarounds, merger of affiliation strategies, labor productivity, non-labor cost management, information technology, patient flow improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development.

•	Legal Consulting. Our Legal Consulting segment provides advisory and business services to assist law departments and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services add value to organizations by helping reduce legal spend and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management including matter management, records, document review and discovery services. Included in this segment’s offerings is our V3locitytm solution, which delivers streamlined e-discovery process resulting in more affordable and predictable discovery costs and our IMPACTtm solution, which delivers sustainable cost reductions.

•	Financial Consulting. Our Financial Consulting segment assists corporations with complex accounting and financial reporting matters, and provides financial analysis in restructuring and turnaround situations. We have an array of services that are flexible and responsive to event- and transaction-based needs across industries. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, and chartered financial analysts that serve attorneys, corporations, and financial institutions as advisors and consultants. Huron also consults with companies in the areas of corporate governance, Sarbanes Oxley compliance, and internal audit, and helps companies with critical finance and accounting department projects utilizing on demand resources.

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

	Year Ended December 31,
	2010	2009	2008

Health and Education Consulting:
Revenues	$338,288	$373,881	$269,370
Operating income	$112,339	$141,295	$90,885
Segment operating income as a percent of segment revenues	33.2%	37.8%	33.7%
Legal Consulting:
Revenues	$144,730	$114,824	$121,413
Operating income	$39,254	$22,035	$37,780
Segment operating income as a percent of segment revenues	27.1%	19.2%	31.1%
Financial Consulting:
Revenues	$69,989	$70,753	$89,143
Operating income	$20,323	$17,205	$19,650
Segment operating income as a percent of segment revenues	29.0%	24.3%	22.0%
Total Company:
Revenues	$553,007	$559,458	$479,926
Reimbursable expenses	51,593	47,632	48,692

Total revenues and reimbursable expenses	$604,600	$607,090	$528,618

Statement of operations reconciliation:
Segment operating income	$171,916	$180,535	$148,315
Charges not allocated at the segment level:
Other selling, general and administrative expenses	110,356	104,362	84,416
Depreciation and amortization	18,605	22,116	22,867
Impairment charge on goodwill	—	67,034	—
Other expense	14,140	10,373	16,550

Income (loss) from continuing operations before income tax expense	$28,815	$(23,350)	$24,482

	December 31,
	2010	2009

Segment assets:
Health and Education Consulting	$72,209	$68,442
Legal Consulting	39,133	30,052
Financial Consulting	12,931	11,830
Unallocated assets (1)	662,234	621,144
Discontinued Operations	2,476	22,747

Total assets	$788,983	$754,215

(1)	Goodwill and intangible assets are included in unallocated assets, as in assessing segment performance or in allocating resources, management does not evaluate these items at the segment level.

For the years ended December 31, 2010, 2009 and 2008, substantially all of our revenues and long-lived assets were attributed to or located in the United States.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

No single client generated greater than 10% of our consolidated revenues during the years ended December 31, 2010, 2009 and 2008. At both December 31, 2010 and 2009, no single client’s total receivables and unbilled services balance represented greater than 10% of our total receivables and unbilled services balance.

21. Valuation and Qualifying Accounts

The following table summarizes the activity of the allowances for doubtful accounts and unbilled services and the valuation allowance for deferred tax assets:

	Beginning			Ending
	balance	Additions (1)	Deductions	balance

Year ended December 31, 2008:
Allowances for doubtful accounts and unbilled services	$9,995	27,603	22,981	$14,617
Valuation allowance for deferred tax assets	$—	270	—	$270
Year ended December 31, 2009:
Allowances for doubtful accounts and unbilled services	$14,617	34,385	32,951	$16,051
Valuation allowance for deferred tax assets	$270	—	270	$—
Year ended December 31, 2010:
Allowances for doubtful accounts and unbilled services	$16,051	36,680	35,870	$16,861
Valuation allowance for deferred tax assets	$—	765	—	$765

(1)	Additions to allowances for doubtful accounts and unbilled services are charged to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is charged to operating expenses. Additions also include allowances acquired in business acquisitions.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except per share amounts)

22. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2010	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Revenues	$127,742	$135,654	$145,442	$144,169
Reimbursable expenses	11,499	12,490	12,860	14,744
Total revenues and reimbursable expenses	139,241	148,144	158,302	158,913
Gross profit	41,892	51,781	57,246	54,472
Operating income	7,438	9,561	24,629	1,327
Net income (loss) from continuing operations	2,681	3,514	11,053	(4,867)
Income (loss) from discontinued operations	(167)	(1,139)	(3,603)	1,053
Net income (loss)	2,514	2,375	7,450	(3,814)
Basic earnings per share:
Income (loss) from continuing operations	$0.13	$0.17	$0.54	$(0.23)
Income (loss) from discontinued operations	(0.01)	(0.05)	(0.18)	0.05
Net income (loss)	0.12	0.12	0.36	(0.18)
Diluted earnings per share:
Income (loss) from continuing operations	$0.13	$0.17	$0.53	$(0.23)
Income (loss) from discontinued operations	(0.01)	(0.05)	(0.17)	0.05
Net income (loss)	0.12	0.12	0.36	(0.18)
Weighted average shares used in calculating earnings (loss) per share:
Basic	20,296	20,534	20,619	20,728
Diluted	20,496	20,756	20,849	20,728

	Quarter Ended
2009	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Revenues	$132,379	$136,182	$149,013	$141,884
Reimbursable expenses	12,447	11,714	12,731	10,740
Total revenues and reimbursable expenses	144,826	147,896	161,744	152,624
Gross profit	48,830	50,286	57,053	55,764
Operating income (loss)	12,471	16,017	(57,651)	16,186
Net income (loss) from continuing operations	4,578	6,750	(41,346)	9,507
Income (loss) from discontinued operations	2,498	2,896	(22,648)	4,892
Net income (loss)	7,076	9,646	(63,994)	14,399
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.23	$0.34	$(2.04)	$0.47
Income (loss) from discontinued operations	0.13	0.15	(1.12)	0.24
Net income (loss)	0.36	0.49	(3.16)	0.71
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.23	$0.33	$(2.04)	$0.47
Income (loss) from discontinued operations	0.12	0.14	(1.12)	0.24
Net income (loss)	0.35	0.47	(3.16)	0.71
Weighted average shares used in calculating earnings (loss) per share:
Basic	19,528	19,752	20,239	20,271
Diluted	20,252	20,405	20,239	20,419