Form 10-Q
period 2011-03-31
Huron Consulting Group Inc.
filed 2011-04-26
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 19, 2011, 22,198,866 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$4,413	$6,271
Receivables from clients, net	74,184	91,389
Unbilled services, net	58,867	33,076
Income tax receivable	7,661	4,896
Deferred income taxes	17,783	19,853
Insurance recovery receivable	27,000	27,000
Prepaid expenses and other current assets	15,535	15,653
Current assets of discontinued operations	—	2,476

Total current assets	205,443	200,614
Property and equipment, net	33,003	32,935
Deferred income taxes	10,221	12,440
Other non-current assets	9,553	10,575
Intangible assets, net	24,014	26,205
Goodwill	506,771	506,214

Total assets	$789,005	$788,983

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,902	$8,310
Accrued expenses	31,472	28,849
Accrued payroll and related benefits	24,416	45,184
Accrued consideration for business acquisitions, current portion	3,914	25,013
Accrued litigation settlement	40,140	39,552
Income tax payable	1,305	451
Deferred revenues	21,827	18,069
Current portion of capital lease obligations	47	32
Current liabilities of discontinued operations	—	699

Total current liabilities	132,023	166,159
Non-current liabilities:
Deferred compensation and other liabilities	5,390	6,282
Accrued consideration for business acquisitions, net of current portion	2,914	3,847
Capital lease obligations, net of current portion	5	—
Bank borrowings	286,500	257,000
Deferred lease incentives	6,947	7,323

Total non-current liabilities	301,756	274,452

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 23,651,313 and 23,221,287 shares issued at March 31, 2011 and December 31, 2010, respectively	225	222
Treasury stock, at cost, 1,445,655 and 1,343,201 shares at March 31, 2011 and December 31, 2010, respectively	(68,651)	(65,675)
Additional paid-in capital	368,729	363,402
Retained earnings	56,439	52,383
Accumulated other comprehensive loss	(1,516)	(1,960)

Total stockholders’ equity	355,226	348,372

Total liabilities and stockholders’ equity	$789,005	$788,983

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues and reimbursable expenses:
Revenues	$142,985	$127,742
Reimbursable expenses	13,102	11,499

Total revenues and reimbursable expenses	156,087	139,241
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	93,059	84,911
Intangible assets amortization	1,433	886
Reimbursable expenses	13,242	11,552

Total direct costs and reimbursable expenses	107,734	97,349

Operating expenses:
Selling, general and administrative	30,058	29,068
Restructuring charge	524	—
Restatement related expenses	1,240	759
Litigation settlement, net	588	—
Depreciation and amortization	4,305	4,627

Total operating expenses	36,715	34,454

Operating income	11,638	7,438
Other income (expense):
Interest expense, net of interest income	(3,572)	(2,955)
Other income	104	246

Total other expense	(3,468)	(2,709)

Income from continuing operations before income tax expense	8,170	4,729
Income tax expense	4,209	2,048

Net income from continuing operations	3,961	2,681
Income (loss) from discontinued operations, net of tax	95	(167)

Net income	$4,056	$2,514

Net earnings (loss) per basic share:
Income from continuing operations	$0.19	$0.13
Income (loss) from discontinued operations, net of tax	$—	$(0.01)

Net income	$0.19	$0.12

Net earnings (loss) per diluted share:
Income from continuing operations	$0.19	$0.13
Income (loss) from discontinued operations, net of tax	$—	$(0.01)

Net income	$0.19	$0.12

Weighted average shares used in calculating earnings (loss) per share:
Basic	20,925	20,296
Diluted	21,157	20,496
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock			Additional Paid-In		Accumulated Other
	Shares	Amount	Treasury Stock	Capital	Retained Earnings	Comprehensive Income (Loss)	Stockholders’ Equity

Balance at December 31, 2010	22,241,429	$222	$(65,675)	$363,402	$52,383	$(1,960)	$348,372
Comprehensive income:
Net income	—	—	—	—	4,056	—	4,056
Foreign currency translation adjustment, net of tax	—	—	—	—	—	312	312
Unrealized gain on cash flow hedging instrument, net of tax	—	—	—	—	—	132	132

Total comprehensive income							4,500
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	263,255	3	(539)	536	—	—	—
Exercise of stock options	24,969	—	—	206	—	—	206
Share-based compensation	—	—	—	6,046	—	—	6,046
Shares redeemed for employee tax withholdings	—	—	(2,437)	—	—	—	(2,437)
Income tax expense on share-based compensation	—	—	—	(1,461)	—	—	(1,461)

Balance at March 31, 2011	22,529,653	$225	$(68,651)	$368,729	$56,439	$(1,516)	$355,226

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$4,056	$2,514
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	5,738	5,597
Share-based compensation	5,236	5,965
Allowances for doubtful accounts and unbilled services	182	(1,078)
Deferred income taxes	2,581	7,872
Gain on disposal of property and equipment	(46)	—
Non-cash portion of litigation settlement	588	—
Changes in operating assets and liabilities, net of businesses acquired:
Decrease in receivables from clients	19,266	15,342
Increase in unbilled services	(26,402)	(8,703)
Increase in current income tax receivable, net	(2,201)	(7,014)
Decrease (increase) in other assets	2,748	(2,445)
Increase in accounts payable and accrued liabilities	1,165	9,213
Decrease in accrued payroll and related benefits	(20,058)	(52,784)
Increase in deferred revenues	3,755	966

Net cash used in operating activities	(3,392)	(24,555)

Cash flows from investing activities:
Purchases of property and equipment, net	(3,337)	(566)
Net investment in life insurance policies	(143)	(171)
Purchases of businesses	(22,886)	(63,277)
Sale of business	—	3,692

Net cash used in investing activities	(26,366)	(60,322)

Cash flows from financing activities:
Proceeds from exercise of stock options	206	17
Shares redeemed for employee tax withholdings	(2,437)	(1,111)
Tax benefit from share-based compensation	156	245
Proceeds from borrowings under credit facility	107,000	162,000
Repayments on credit facility	(77,500)	(80,000)
Payments of capital lease obligations	(29)	(76)

Net cash provided by financing activities	27,396	81,075

Effect of exchange rate changes on cash	428	(789)

Net decrease in cash and cash equivalents	(1,934)	(4,591)
Cash and cash equivalents at beginning of the period	6,347	6,459

Cash and cash equivalents at end of the period (1)	$4,413	$1,868

(1)	Cash and cash equivalents presented herein includes $1.0 million of cash and cash equivalents classified as discontinued operations as of March 31, 2010.
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the results of operations and cash flows for the three months ended March 31, 2011 and 2010. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the Unites States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010.
Certain amounts reported in the previous year have been reclassified to conform to the 2011 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
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
In addition, several purported shareholder class action complaints, since consolidated, and derivative lawsuits have been filed in connection with the restatement. See note “13. Commitments, Contingencies and Guarantees” for a discussion of the SEC investigations, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits that occurred as a result of the restatement.
For the three months ended March 31, 2011 and 2010, expenses incurred in connection with the restatement totaled $1.2 million and $0.8 million, respectively, and were primarily comprised of legal fees.
4. New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires disclosure of details of significant transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also clarifies the existing disclosure requirements for the level of disaggregation of fair value measurements and the disclosures on inputs and valuation techniques. The company adopted these provisions effective January 1, 2010. The adoption did not have a significant impact on our consolidated financial statements. In addition, the guidance also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. We adopted this additional guidance pertaining to Level 3 fair value measurements effective January 1, 2011. The adoption of this guidance did not have any impact on our financial statements as it contains only disclosure requirements.
In October 2009, the FASB issued new guidance regarding revenue arrangements with multiple deliverables. This new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or by other vendors. This new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this pronouncement effective January 1, 2011. The adoption of this pronouncement did not have a significant impact on our financial statements.
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
As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations”. Amounts previously reported have been reclassified to conform to this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010 aggregates amounts associated with the discontinued operations as described above.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues	$45	$13,313
Income (loss) from discontinued operations before income tax expense	$58	$(498)
Net income (loss) from discontinued operations	$95	$(167)
The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet as of December 31, 2010 are presented in the following table (amounts in thousands). There were no assets or liabilities aggregated in discontinued operations in the consolidated balance sheet as of March 31, 2011.

December 31, 2010
Assets
Cash	$76
Receivables from clients, net	940
Other current assets	1,460

Total current assets	2,476
Other non-current assets	—

Total assets	$2,476

Liabilities
Accrued payroll and related benefits	$70
Income tax payable	301
Accounts payable, accrued expenses and other liabilities	328

Total current liabilities	699
Other non-current liabilities	—

Total liabilities	$699

6. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2011.

	Health and
	Education	Legal	Financial
	Consulting	Consulting	Consulting	Total
Balance as of December 31, 2010:
Goodwill	$418,652	$33,013	$160,549	$612,214
Accumulated impairment losses	—	—	(106,000)	(106,000)

Goodwill, net	418,652	33,013	54,549	506,214

Goodwill recorded in connection with business combinations	66	175	—	241
Foreign currency translation — goodwill	—	316	—	316

Balance as of March 31, 2011:
Goodwill	418,718	33,504	160,549	612,771
Accumulated impairment losses	—	—	(106,000)	(106,000)

Goodwill, net	$418,718	$33,504	$54,549	$506,771

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible assets as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$885	$544	$885	$309
Customer relationships	18,290	5,451	18,213	4,781
Non-competition agreements	11,271	6,855	11,271	6,320
Tradenames	3,717	3,538	3,717	3,409
Technology and software	11,949	5,710	11,949	5,011

Total	$46,112	$22,098	$46,035	$19,830

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Customer contracts are amortized on a straight-line basis over relatively short lives due to the short-term nature of the services provided under these contracts. The majority of customer relationships are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the relationships. All other customer relationships, non-competition agreements, tradenames, and technology and software are amortized on a straight-line basis.
Intangible assets amortization expense was $2.3 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively. Estimated annual intangible assets amortization expense is $8.4 million for 2011, $5.9 million for 2012, $3.6 million for 2013, $2.5 million for 2014, $1.7 million for 2015 and $0.9 million for 2016. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.
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

	Three Months Ended
	March 31,
	2011	2010
Net income from continuing operations	$3,961	$2,681
Income (loss) from discontinued operations, net of tax	95	(167)

Net income	$4,056	$2,514

Weighted average common shares outstanding — basic	20,925	20,296
Weighted average common stock equivalents	232	200

Weighted average common shares outstanding — diluted	21,157	20,496

Net earnings (loss) per basic share:
Net income from continuing operations	$0.19	$0.13
Income (loss) from discontinued operations, net of tax	—	(0.01)

Net income	$0.19	$0.12

Net earnings (loss) per diluted share:
Net income from continuing operations	$0.19	$0.13
Income (loss) from discontinued operations, net of tax	—	(0.01)

Net income	$0.19	$0.12

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. The weighted average common stock equivalents presented above do not include the anti-dilutive effect of approximately 481,700 and 666,700 potentially dilutive common stock equivalents for the three months ended March 31, 2011 and 2010, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
8. Borrowings
As of March 31, 2011, the Revolving Credit and Term Loan Credit Agreement, as amended (the “Credit Agreement”), consists of a $180.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”). Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the Credit Agreement. Interest is based on a spread over the London Interbank Offered Rate (“LIBOR”) or a spread over the base rate (which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate), as selected by us.
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
The Term Loan is subject to amortization of principal in fifteen consecutive quarterly installments that began on September 30, 2008, with the first fourteen installments being $5.5 million each. The fifteenth and final installment will be the amount of the remaining outstanding principal balance of the Term Loan and will be payable on February 23, 2012, but can be repaid earlier. All outstanding borrowings under the Revolver will be due upon expiration of the Credit Agreement on February 23, 2012. On April 14, 2011, the Company entered into an amended and restated credit agreement as described in note “15. Subsequent Events.”
The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At March 31, 2011, outstanding letters of credit totaled $6.4 million and are used primarily as security deposits for our office facilities. As of March 31, 2011, the borrowing capacity under the Credit Agreement was $46.6 million. Borrowings outstanding under the credit facility at March 31, 2011 totaled $286.5 million. These borrowings carried a weighted-average interest rate of 3.9%, including the effect of the interest rate swap described below in note “10. Derivative Instrument and Hedging Activity”. All of the borrowings outstanding under the credit agreement are classified as long-term on our consolidated balance sheet since we entered into an amended and restated credit agreement dated April 14, 2011 that extended the maturity date of the Revolver and Term Loan to 2016, and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. See note “15. Subsequent Events” for additional information about our Amended and Restated Credit Agreement. Borrowings outstanding at December 31, 2010 were $257.0 million and carried a weighted-average interest rate of 4.5%. At both March 31, 2011 and December 31, 2010, we were in compliance with our financial debt covenants. In addition, based upon projected operating results, management believes it is probable that we will meet the financial covenants of the Credit Agreement discussed above at future covenant measurement dates. Accordingly, pursuant to the provisions of FASB ASC Topic 470, “Debt”, all amounts not due within the next twelve months under the amended loan terms have been classified as long-term liabilities.
9. Restructuring Charges
During the first quarter of 2011, we incurred a $0.5 million pre-tax restructuring charge related to the consolidation of office space within our Chicago office. The $0.5 million charge is primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, partially offset by future sublease income which we calculated based on certain sublease assumptions. This restructuring reserve balance was $0.5 million as of March 31, 2011.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
During the fourth quarter of 2010, we incurred a $2.6 million pre-tax restructuring charge related to the exit of our San Francisco office space during the fourth quarter of 2010 due to the excess capacity at the space and the virtual nature of the employees in this geographic region. This restructuring charge was primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, which were partially offset by estimated sublease income we calculated based on a sublease agreement executed in the fourth quarter of 2010. This restructuring reserve balance was $2.2 million as of March 31, 2011.
During the third quarter of 2010, we incurred a $0.3 million pre-tax restructuring charge related to the exit of excess office space, as well as severance for certain corporate personnel related to the disposition of the D&I practice discussed above in note “5. Discontinued Operations”. This restructuring reserve balance was $0.1 million as of March 31, 2011.
During the second quarter of 2010, we consolidated two of our offices into one existing location and incurred a $1.2 million pre-tax restructuring charge related to the exit of the office space. The restructuring charge is primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement. There is no sublease income assumed in the restructuring charge due to the short term nature of the remaining lease term. This restructuring reserve balance was $0.5 million as of March 31, 2011.
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
FASB ASC Topic 815, “Derivatives and Hedging”, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. All derivative gains and losses included in OCI will be reclassified into earnings within the next 12 months. At this time, there is no ineffectiveness to record on the Company’s Consolidated Statements of Operations resulting from the derivative instrument.
The tables below set forth additional information relating to this interest rate swap designated as a hedging instrument as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010.

	Fair Value (Derivative Liability)
Balance Sheet Location	March 31, 2011	December 31, 2010
Accrued expenses	$1,241	$—
Deferred compensation and other liabilities	$—	$1,459

	Amount of Gain (Loss), Net of Tax, Recognized in
	Other Comprehensive Income
	Three Months Ended
	March 31,
Derivative	2011	2010
Interest rate swap	$132	$(367)
We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of March 31, 2011.

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
The table below sets forth our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2011
Liabilities:
Settlement Shares	$13,140	$—	$—	$13,140
Interest rate swap	$—	$1,241	$—	$1,241

December 31, 2010
Liabilities:
Settlement Shares	$12,552	$—	$—	$12,552
Interest rate swap	$—	$1,459	$—	$1,459
The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.
See note “13. Commitments, Contingencies and Guarantees for more information about the Settlement Shares.”

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
12. Comprehensive Income
The tables below set forth the components of comprehensive income (loss) for the three months ended March 31, 2011 and 2010.

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
		Tax			Tax
	Before	(Expense)		Before	(Expense)
	Taxes	Benefit	Net of Taxes	Taxes	Benefit	Net of Taxes
Net income			$4,056			$2,514
Other comprehensive income (loss):
Foreign currency translation adjustment	$371	$(59)	312	$(683)	$—	(683)
Unrealized gain (loss) on cash flow hedging instrument	219	(87)	132	(612)	245	(367)

Other comprehensive income (loss)	$590	$(146)	444	$(1,295)	$245	(1,050)

Comprehensive income			$4,500			$1,464

13. Commitments, Contingencies and Guarantees
Litigation
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
In addition, the following purported shareholder class action complaints were filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009, (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009 and (7) a complaint in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 3, 2009. On October 6, 2009, Plaintiff Thomas Fisher voluntarily dismissed his complaint. On November 16, 2009, the remaining suits were consolidated and the Public School Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Public Employees Retirement System, the City of Boston Retirement Board, the Cambridge Retirement System and the Bristol County Retirement System were appointed Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 29, 2010. The consolidated complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against Huron Consulting Group, Inc., Gary Holdren and Gary Burge and claims under Section 20(a) of the Exchange Act against Gary

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Holdren, Gary Burge and Wayne Lipski. The consolidated complaint contends that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. Lead Plaintiffs request that the action be declared a class action, and seek unspecified damages, equitable and injunctive relief, and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. On March 30, 2010, Huron, Gary Burge, Gary Holdren and Wayne Lipski jointly filed a motion to dismiss the consolidated complaint. On August 6, 2010, the Court denied the motion to dismiss. On December 6, 2010, we reached an agreement in principle with Lead Plaintiffs to settle the litigation (“the Class Action Settlement”), pursuant to which the plaintiffs will receive total consideration of approximately $39.6 million, comprised of $27.0 million in cash and the issuance by the Company of 474,547 shares of our common stock (the “Settlement Shares”). The Settlement Shares had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. During the first quarter of 2011, we recorded an additional $0.6 million non-cash charge related to the Settlement Shares to reflect the fair value of the Settlement Shares as of March 31, 2011, which totaled $13.2 million, and a corresponding increase to our recorded settlement liability. We will continue to adjust the amount of the non-cash charge and corresponding settlement liability to reflect changes in the fair value of the Settlement Shares until and including the date of issuance, which may result in either additional non-cash charges or non-cash gains. In accordance with the proposed settlement, in the fourth quarter of 2010 we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers in the first quarter of 2011, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with Accounting Standards Codification Topic 210-20-45, “Other Presentation Matters”. The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment discussed above. As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of legal fees expended on the finalization of the Class Action Settlement or any amounts (including any damages, settlement costs or legal fees) with respect to the SEC investigation with respect to the restatement, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”). The proposed Class Action Settlement received preliminary court approval on January 21, 2011 and is subject to final court approval and the issuance of the Settlement Shares. A Fairness Hearing is currently scheduled to consider final approval of the settlement on May 6, 2011. The issuance of the Settlement Shares is expected to occur after final court approval is granted. There can be no assurance that final court approval will be granted. The proposed settlement contains no admission of wrongdoing. Additionally, the Company has the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement.
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
The Company has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement, since consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). Oakland County Employees’ Retirement System, Philip R. Wilmore and Lawrence J. Goelz have been named Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 15, 2010. The consolidated complaint asserts claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Lead Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. On April 7, 2010, the Court denied Huron’s motion to stay the Federal derivative suits. On April 8, 2010, Huron filed a motion to stay discovery proceedings in the derivative suits, pursuant to the Private Securities Litigation Reform Act, pending the resolution of Huron’s motion to dismiss plaintiffs’ consolidated complaint. The Court granted Huron’s motion to stay discovery proceedings in the derivative suits on April 12, 2010. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 27, 2010. Huron’s motion to dismiss was granted, judgment entered and the case closed on September 7, 2010. On October 5, 2010, plaintiffs moved for relief from judgment and for leave to file a first amended complaint. The Court granted plaintiffs’ motion on October 12, 2010, and plaintiffs filed their amended complaint that same day. Defendants moved to dismiss plaintiffs’ amended complaint on November 5, 2010. On March 22, 2011, the Court granted defendants’ motion to dismiss and dismissed plaintiffs’ amended complaint with prejudice.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Guarantees
Guarantees in the form of letters of credit totaling $6.4 million and $6.3 million were outstanding at March 31, 2011 and December 31, 2010, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.
In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Additional purchase consideration earned by certain sellers totaled $28.3 million for the year ended December 31, 2010, of which $3.0 million remains payable as of March 31, 2011.
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
14. Segment Information
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
•	Health and Education Consulting. Our Health and Education Consulting segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions to help clients address financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, turnarounds, merger or affiliation strategies, labor productivity, non-labor cost management, information technology, patient flow improvement, physician practice management, interim management, clinical quality and medical management, and governance and board development.

•	Legal Consulting. Our Legal Consulting segment provides advisory and business services to assist law departments and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services add value to organizations by helping reduce legal spend and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management including matter management, records, document review and discovery services. Included in this segment’s offerings is our V3locity™ solution, which delivers streamlined e-discovery process resulting in more affordable and predictable discovery costs and our IMPACT™ solution, which delivers sustainable cost reductions.

•	Financial Consulting. Our Financial Consulting segment assists corporations with complex accounting and financial reporting matters, and provides financial analysis in restructuring and turnaround situations. We have an array of services that are flexible and responsive to event- and transaction-based needs across industries. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, and chartered financial analysts that serve attorneys, corporations, and financial institutions as advisors and consultants. Huron also consults with companies in the areas of corporate governance, Sarbanes Oxley compliance, and internal audit, and helps companies with critical finance and accounting department projects utilizing on demand resources.
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
The table below sets forth information about our operating segments for the three months ended March 31, 2011 and 2010, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended
	March 31,
	2011	2010
Health and Education Consulting:
Revenues	$91,031	$76,914
Operating income	$26,367	$21,066
Segment operating income as a percent of segment revenues	29.0%	27.4%
Legal Consulting:
Revenues	$37,317	$33,105
Operating income	$9,595	$7,419
Segment operating income as a percent of segment revenues	25.7%	22.4%
Financial Consulting:
Revenues	$14,637	$17,723
Operating income	$3,375	$4,518
Segment operating income as a percent of segment revenues	23.1%	25.5%
Total Company:
Revenues	$142,985	$127,742
Reimbursable expenses	13,102	11,499

Total revenues and reimbursable expenses	$156,087	$139,241

Statement of operations reconciliation:
Segment operating income	$39,337	$33,003
Charges not allocated at the segment level:
Other selling, general and administrative expenses	23,394	20,938
Depreciation and amortization expense	4,305	4,627
Other expense, net	3,468	2,709

Income from continuing operations before income tax expense	$8,170	$4,729

15. Subsequent Events
On April 14, 2011 (“Closing Date”), the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement, dated as of April 14, 2011, (the “Agreement”) with the various financial institutions party thereto, which include, Bank of America, N.A., as lender, administrative agent and collateral agent for the lenders; JPMorgan Chase Bank, N.A., as lender and syndication agent; PNC Bank, National Association, Harris N.A. and KeyBank National Association as lenders and Co-Documentation Agents; Fifth Third Bank, The Northern Trust Company, RBS Citizens, N.A., The PrivateBank and Trust Company, FirstMerit Bank, N.A., and Northbrook Bank & Trust Company as lenders (collectively the “Lenders”); and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers. The Agreement replaces the Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein.
Under the Agreement, the Lenders have agreed to make available to the Company a senior secured credit facility in an aggregate principal amount of $350 million comprised of the following: a five-year revolving credit facility under which the Company may borrow from time to time up to $150 million and a $200 million five-year term loan facility which was funded in a single advance on the closing date. The revolving credit facility is reduced by any letters of credit outstanding. The Agreement provides for the option to increase the revolving credit facility in an aggregate amount of up to $50 million subject to certain requirements as defined in the Agreement. The proceeds of the senior secured credit facility are to be used (i) to refinance existing indebtedness, and (ii) for working capital, capital expenditures, and other lawful corporate purposes.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Fees and interest on borrowings vary based on the Company’s total debt to earnings before interest, taxes, depreciation and amortization ratio as set forth in the Agreement and will be based on a spread over LIBOR or a spread over the base rate, as selected by the Company. The base rate is the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate and (c) except during a Eurodollar Unavailability Period, the Eurodollar Rate plus 1.0%.
The commitment under the revolving credit facility will terminate five years from the Closing Date, at which time the outstanding principal balance and all accrued interest and fees will be due and payable in full. The term loan is subject to scheduled quarterly amortization payments equal to 7.5% of the original principal balance in year one, 10.0% in year two, 12.5% in years three and four, and 57.5% in year five, as set forth in the Agreement. The maturity date for the term Loan is April 14, 2016, at which time the outstanding principal balance and all accrued interest will be due and payable in full. The maturity date of any borrowings is automatically accelerated upon the bankruptcy or insolvency of the Company or any of its subsidiaries and may be accelerated by the Lenders upon the default in the payment of any principal, interest or fees on the borrowings, the default in the payment of amounts in any other agreements in excess of $15 million, the failure by the Company to comply with or perform certain specified covenants or agreements in the Agreement, any representation or warranty in the Agreement and specified other documents is breached or is false or misleading, or a change in control of the Company.
The Agreement also includes financial covenants that require the Company to maintain certain leverage ratio, fixed charge coverage ratio and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the Lenders.
On April 14, 2011, the Company also entered into an Amended and Restated Security Agreement (the “Security Agreement”) and an Amended and Restated Pledge Agreement (the “Pledge Agreement”) with Bank of America, N.A. as collateral agent for the holders of the secured obligations. The Security Agreement is required by the terms of the Agreement in order to secure the obligations thereunder, and grants Bank of America, for the benefit of the Lenders under the Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary grantors. The Pledge Agreement is also required by the terms of the Agreement in order to secure the obligations thereunder, and grants Bank of America, for the benefit of the Lenders under the Agreement, a first-priority lien, subject to permitted liens, on 100% of the issued and outstanding equity interests of the Company and each of its domestic subsidiaries and 65% of the issued and outstanding equity interests of certain foreign subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “assumes,” “can,” “considers,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates” or “continues”. Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the Securities and Exchange Commission (“SEC”) investigation with respect to the restatement and the related purported private shareholder class action lawsuit and derivative lawsuits, (iii) the request by the United States Attorney’s Office (“USAO”) for the Northern District of Illinois for certain documents, (iv) final approval of the proposed settlement of the purported class action lawsuit related to the restatement and (v) the share price of the shares of our common stock included as a portion of the settlement consideration at the time of issuance. In addition, these forward-looking statements reflect our current expectation about our future results, levels of activity, performance, or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; that existing market conditions continue to trend upward; that we will receive final approval of the proposed settlement of the purported class action lawsuit related to the restatement; and the share price of the shares of our common stock included as a portion of the settlement consideration at the time of issuance. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
OVERVIEW
Our Business
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
We provide our services through three operating segments: Health and Education Consulting, Legal Consulting and Financial Consulting.
•	Health and Education Consulting

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

•	Legal Consulting

Our Legal Consulting segment provides advisory and business services to assist law departments and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services add value to organizations by helping reduce the amounts they spend on legal services and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management including matter management, records, document review and discovery services. Included in this segment’s offerings is our V3locity® solution, which delivers streamlined e-discovery process resulting in more affordable and predictable discovery costs and our IMPACT™ solution, which delivers sustainable cost reductions.

•	Financial Consulting

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
Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 45.9% and 51.9% of our revenues in the first quarter of 2011 and 2010, respectively.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. For the quarter ended March 31, 2011 and 2010, fixed-fee engagements represented approximately 41.9% and 35.6%, respectively, of our revenues.
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

We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 9.7% and 10.4% of our revenues in the first quarter of 2011 and 2010, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.
We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35. Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 2.5% and 2.1% of our revenues in the first quarter of 2011 and 2010, respectively.
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
To expand our business, we will remain focused on growing our existing relationships and developing new relationships, execute the new managing director compensation plan implemented in 2010 to attract and retain senior practitioners, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and acquire complementary businesses. We will regularly evaluate the performance of our practices to ensure that investment meets these objectives. Furthermore, we intend to enhance our visibility in the marketplace by refining our overarching messaging and value propositions for the organization as well as each practice. The first quarter launch of our Huron Legal and Huron Healthcare brand identity is a major step in clearly articulating the benefits we offer our clients. We will continue to focus on reaching our client base through clear, concise, endorsed messages.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The notes to our consolidated financial statements include disclosure of our significant accounting policies. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies during the first three months of 2011.
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

The restatement related to the redistribution of certain payments related to four acquired businesses by the selling shareholders among themselves in amounts that were not consistent with their ownership interests on the date we acquired the businesses (the “Shareholder Payments”) and to other select client-serving and administrative Company employees (the “Employee Payments”) based, in part, on continuing employment with the Company or the achievement of personal performance measures. The restatement was necessary because we failed to account for the Shareholder Payments and the Employee Payments in accordance with GAAP. The Shareholder Payments and the Employee Payments were required to be reflected as non-cash compensation expense of Huron, and the selling shareholders were deemed to have made a capital contribution to Huron. Effective August 1, 2009, the selling shareholders of two of the acquired businesses each amended certain agreements related to the earn-outs to provide that future earn-outs will be distributed only to the applicable selling shareholders and only in accordance with their equity interests on the date we acquired the business with no required continuing employment, and no further Shareholder Payments or Employee Payments will be made. Accordingly, all earn-out payments related to such acquired businesses made on or after August 1, 2009, have been, and will continue to be, accounted for as additional purchase consideration and not also as non-cash compensation expense. Additional earn-out payment obligations, payable through December 31, 2011, currently remain with respect to only one acquired business.
For additional information about the restatement, see Note 3. “Restatement of Previously-Issued Financial Statements”, as well as our Annual Report on Form 10-K for the year ended December 31, 2010. See Part II, Item 1. “Legal Proceedings” and note “13. Commitments, Contingencies and Guarantees” for a discussion of the SEC investigations, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits that occurred as a result of the restatement.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. See note “5. Discontinued Operations” of this Quarterly Report for information related to our discontinued operations.

	Three Months Ended March 31,
	2011	2010
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Health and Education Consulting	$91,031	$76,914
Legal Consulting	37,317	33,105
Financial Consulting	14,637	17,723

Total revenues	142,985	127,742
Total reimbursable expenses	13,102	11,499

Total revenues and reimbursable expenses	$156,087	$139,241

Operating income:
Health and Education Consulting	$26,367	$21,066
Legal Consulting	9,595	7,419
Financial Consulting	3,375	4,518

Total segment operating income	39,337	33,003
Operating expenses not allocated to segments	27,699	25,565

Total operating income	$11,638	$7,438

Other Operating Data:
Number of full-time billable consultants (at period end)(1):
Health and Education Consulting	960	847
Legal Consulting	131	127
Financial Consulting	87	82

Total	1,178	1,056
Average number of full-time billable consultants (for the period) (1):
Health and Education Consulting	938	861
Legal Consulting	121	137
Financial Consulting	89	82

Total	1,148	1,080
Full-time billable consultant utilization rate (2):
Health and Education Consulting	81.1%	68.1%
Legal Consulting	55.9%	55.2%
Financial Consulting	73.3%	67.8%
Total	78.0%	66.4%

	Three Months Ended March 31,
	2011	2010
Other Operating Data (Continued):
Full-time billable consultant average billing rate per hour (3):
Health and Education Consulting	$215	$237
Legal Consulting	$236	$190
Financial Consulting	$327	$296
Total	$224	$238
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$83	$76
Legal Consulting	$53	$46
Financial Consulting	$117	$115
Total	$83	$75
Average number of full-time equivalents (for the period) (4):
Health and Education Consulting	150	141
Legal Consulting	863	727
Financial Consulting	65	124

Total	1,078	992
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$87	$84
Legal Consulting	$36	$37
Financial Consulting	$64	$67
Total	$45	$47

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

(2)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

(4)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.
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
The reconciliations of these non-GAAP financial measures from GAAP to non-GAAP are as follows:

	Three months ended March 31,
	2011	2010
Revenues	$142,985	$127,742

Net income from continuing operations	$3,961	$2,681
Add back:
Income tax expense	4,209	2,048
Interest and other expenses	3,468	2,709
Depreciation and amortization	5,738	5,513

Earnings before interest, taxes, depreciation and amortization (EBITDA)	17,376	12,951
Add back:
Restatement related expenses	1,240	759
Restructuring charge	524	—
Litigation settlement	588	—

Adjusted EBITDA	$19,728	$13,710

Adjusted EBITDA as a percentage of revenues	13.8%	10.7%

	Three months ended March 31,
	2011	2010
Net income from continuing operations	$3,961	$2,681

Diluted earnings per share from continuing operations	$0.19	$0.13

Add back:
Amortization of intangible assets	2,276	1,878
Restatement related expenses	1,240	759
Restructuring charge	524	—
Litigation settlement	588	—
Tax effect	(1,851)	(1,055)

Total adjustments, net of tax	2,777	1,582

Adjusted net income from continuing operations	$6,738	$4,263

Adjusted diluted earnings per share from continuing operations	$0.32	$0.21

These non-GAAP financial measures include adjustments for the following items:
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

     Litigation settlement, net: We have excluded the one-time effects of the litigation settlements in 2011 and 2010 from our non-GAAP measures because they are infrequent events and their exclusion permits comparability with periods that were not impacted by these charges.
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
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenues
Revenues increased $15.2 million, or 11.9%, to $143.0 million for the first quarter of 2011 from $127.7 million for the first quarter of 2010.
Of the overall $15.2 million increase in revenues, $14.0 million was attributable to our full-time billable consultants and $1.2 million was attributable to our full-time equivalents. The $14.0 million increase in full-time billable consultant revenues was primarily attributable to an increase in the demand for our services in our Health and Education Consulting and Financial Consulting segments. Our utilization and revenue per full-time billable consultant increased in the quarter compared to same period in the prior year, while our average billing rate decreased slightly. The $1.2 million increase in full-time equivalent revenues resulted from increased use of contractors primarily within our Health and Education Consulting and Legal Consulting segments, partially offset by a decrease in demand for our variable, on-demand consultants in our Financial Consulting segment.
Total Direct Costs
Our direct costs increased $8.2 million, or 9.6%, to $93.1 million in the three months ended March 31, 2011 from $84.9 million in the three months ended March 31, 2010. The increase was primarily related to a $6.0 million increase in salaries, benefit and bonus costs associated with an increase in our revenue generating professionals compared to the same period in the prior year. Additionally, a $0.9 million increase in technology expenses, a $0.6 million increase in other nonbillable expenses and a $0.4 million increase in share-based compensation expense associated with our revenue-generating professionals also contributed to the increase in direct costs. Share-based compensation expense increased $0.4 million to $3.7 million in the first quarter of 2011 compared to $3.3 million in the first quarter of 2010 resulting from the granting of restricted stock awards to key employees during the first quarter of 2011.
Total direct costs for the three months ended March 31, 2011 included $1.4 million of intangible assets amortization expense, primarily representing customer-related assets and software. This was an increase of $0.5 million compared to the same period in the prior year.
Operating Expenses
Selling, general and administrative expenses increased $1.0 million, or 3.4%, to $30.1 million in the first quarter of 2011 from $29.1 million in the first quarter of 2010. The increase in selling, general and administrative expense in the first quarter of 2011 compared to the same period in the prior year was primarily related to a $0.9 million increase in promotions and sponsorships, a $0.7 million increase in salaries, benefits and bonus expense associated with our non-revenue-generating professionals, a $0.7 million increase in recruiting, a $0.2 million increase in training and a $0.2 million increase in share-based compensation expense associated with our non-revenue-generating professionals. Share-based compensation expense increased $0.2 million from $1.3 million in the first quarter of 2010 to $1.5 million in the first quarter of 2011 primarily due to the granting of restricted stock and option awards to certain key employees. These increases were partially offset by a $1.9 million decrease in legal fees.
In the first quarter of 2011, we incurred $0.5 million in restructuring charge expenses related to the exit of excess office space in Chicago. The $0.5 million charge is primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, partially offset by future sublease income which we calculated based on certain sublease assumptions.
Expenses incurred in connection with our restatement, discussed above under “Restatement of Previously-Issued Financial Statements,” totaled $1.2 million in the first quarter of 2011. In the first quarter of 2011, the restatement related expenses were primarily comprised of legal fees.
Litigation settlement expense was $0.6 million for the three months ended March 31, 2011. In the fourth quarter of 2010, we entered into a proposed Class Action Settlement and recorded a non-cash charge of $12.6 million representing the fair value of the Settlement Shares based on the closing market price of our common stock on December 31, 2010. We recorded an additional $0.6 million non-cash charge related to the Settlement Shares to reflect the fair value of the Settlement Shares as of March 31, 2011, which totaled $13.2 million, and a corresponding increase to our recorded settlement liability. We will continue to adjust the amount of the non-cash charge to reflect changes in the fair value of the Settlement Shares until and including the date of issuance, which may result in either additional non-cash charges or non-cash gains. See note “13. Commitments, Contingencies and Guarantees” for a full description of the litigation matter and related settlement.
Depreciation expense decreased slightly by $0.1 million, or 2.8%, to $3.5 million in the three months ended March 31, 2011 from $3.6 million in the three months ended March 31, 2010. Non-direct intangible assets amortization expense decreased $0.2 million, or 20.0%, to $0.8 million for the three months ended March 31, 2011 from $1.0 million for the comparable period last year. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and tradenames acquired in connection with our acquisitions.
Operating Income
Operating income increased $4.2 million, or 56.5%, to $11.6 million in the first quarter of 2011 from $7.4 million in the first quarter of 2010. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 8.1% in the three months ended March 31, 2011 compared to 5.8% in the three months ended March 31, 2010. The increase in operating margin was primarily attributable to decreases in direct costs and selling, general and administrative expenses as a percentage of revenues, partially offset by increases in restructuring charge, litigation settlement expense and restatement related expenses, as discussed above.
Other Expense
Other expense increased $0.8 million, or 28.0%, to $3.5 million in the first quarter of 2011 from $2.7 million in the first quarter of 2010. The $0.8 million increase was primarily due to a $0.6 million increase in interest expense resulting from an increase in our level of borrowings combined with an increase in interest rates, coupled with a $0.1 million decrease in realized exchange rate gains and a $0.1 million decrease in the market value of our investments that are used to fund our deferred compensation liability. This loss was offset by a decrease in direct costs as our corresponding deferred compensation liability decreased.
Income Tax Expense
For the first quarter of 2011, we recognized income tax expense from continuing operations of $4.2 million on income from continuing operations of $8.2 million. For the first quarter of 2010, we recognized income tax expense from continuing operations of $2.0 million on income from continuing operations of $4.7 million. Our effective tax rate increased to 51.5% in the first quarter of 2011 from 43.3% in the same period last year. The higher effective income tax rate in 2011 was primarily attributable to increased foreign losses with no tax benefit coupled with higher state taxes.
Net Income from Continuing Operations
Net income from continuing operations was $4.0 million for the three months ended March 31, 2011 compared to net income from continuing operations of $2.7 million for the same period last year. The increase in net income from continuing operations was primarily due to the $15.2million increase in revenues, partially offset by the increases in direct costs, restructuring charge, litigation settlement expense and restatement related expenses discussed above. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first quarter of 2011 was $0.19 compared to diluted earnings per share of $0.13 for the first quarter of 2010.

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
Net income from discontinued operations was $0.1 million in the first quarter of 2011, compared to a net loss from discontinued operations of $0.2 million in the first quarter of 2010. See note “5. Discontinued Operations” of this Quarterly Report for further information about our discontinued operations.
Segment Results
Health and Education Consulting
Revenues
Health and Education Consulting segment revenues increased $14.1 million, or 18.4%, to $91.0 million for the first quarter of 2011 from $76.9 million for the first quarter of 2010. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 22.4%, 58.4%, 15.2% and 4.0% of this segment’s revenues during the three months ended March 31, 2011, respectively, compared to 23.5%, 55.7%, 17.2% and 3.6%, respectively, for the comparable period in 2010.
Of the overall $14.1 million increase in revenues, $12.8 million was attributable to our full-time billable consultants and $1.3 million was attributable to our full-time equivalents. The increase in revenues reflected an increase in the overall demand for our services. Performance-based revenues recognized in the period upon meeting performance criteria associated with several healthcare engagements represented $0.6 million of the increase in revenues. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria. The Health and Education Consulting segment experienced an increase in the number of consultants as well as an increase in the utilization rate. The Health and Education Consulting experienced a decrease in the average billing rate per hour due to the shift in revenue from performance-based engagements to fixed-fee engagements in the current period.
Operating Income
Health and Education Consulting segment operating income increased $5.3 million, or 25.2%, to $26.4 million in the three months ended March 31, 2011 from $21.1 million in the three months ended March 31, 2010. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 29.0% for the first quarter of 2011 from 27.4% in the same period last year. The increase in this segment’s operating margin was attributable to decreases in general administrative operating expenses as a percentage of revenues.
Legal Consulting
Revenues
Legal Consulting segment revenues increased $4.2 million, or 12.7%, to $37.3 million for the first quarter of 2011 from $33.1 million for the first quarter of 2010. Revenues from time-and-expense engagements and fixed-fee engagements represented 90.2% and 9.8% of this segment’s revenues during the three months ended March 31, 2011, respectively, compared to 92.9% and 7.1%, respectively, for the comparable period in 2010.
Of the overall $4.2 million increase in revenues, $4.1 million was attributable to our full-time equivalents and $0.1 million was attributable to our full-time billable consultants. The increase in revenues reflected an increase in demand, primarily for our document review services. In the first quarter of 2011, the average billing rate, the utilization rate, and revenue per billable consultant increased for this segment compared to the same period in the prior year.

Operating Income
Legal Consulting segment operating income increased $2.2 million, or 29.3%, to $9.6 million in the three months ended March 31, 2011 from $7.4 million in the three months ended March 31, 2010. Segment operating margin increased to 25.7% for the first quarter of 2011 from 22.4% in the same period last year. The increase in this segment’s operating margin was attributable to lower total compensation cost and general administrative operating expenses as a percentage of revenues, partially offset by increased promotion and marketing increases as a percentage of revenues.
Financial Consulting
Revenues
Financial Consulting segment revenues decreased $3.1 million, or 17.4%, to $14.6 million for the first quarter of 2011 from $17.7 million for the first quarter of 2010. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 78.7%, 21.0% and 0.3% of this segment’s revenues during the first quarter of 2011, respectively. For the first quarter of 2010, time-and-expense engagements, fixed-fee engagements, and performance-based engagements represented 98.2%, 1.7%, and 0.1%, respectively.
Of the overall $3.1 million decrease in revenues, $4.1 million was attributable to our full-time equivalents, which was partially offset by a $1.0 million increase attributable to our full-time billable consultants. The $4.1 million decrease in full-time equivalent revenues was primarily due to a decrease in demand for our variable, on-demand consultants. The $1.0 million increase in full-time equivalent revenues resulted from an increase in demand for our consulting services.
Operating Income
Financial Consulting segment operating income decreased $1.1 million, or 25.3%, to $3.4 million in the three months ended March 31, 2011 compared to $4.5 million in the three months ended March 31, 2010. Segment operating margin decreased to 23.1% for the first quarter of 2011 from 25.5% in the same period last year. The decrease in this segment’s operating margin was attributable to increases in total compensation costs attributable to the segments revenue generating professionals, as well as increases in support salaries, general administrative operating expenses and promotion and marketing costs as a percentage of revenue.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $1.9 million, from $6.3 million at December 31, 2010 to $4.4 million at March 31, 2011. Cash and cash equivalents included $0.1 million of cash related to discontinued operations as of December 31, 2010. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.
Cash flows used in operating activities totaled $3.4 million for the three months ended March 31, 2011, compared to cash used in operating activities of $24.6 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable affect these account balances. The decrease in cash used in operations in the first three months of 2011 compared to the first three months of 2010 was primarily attributable to the decrease in the amount paid for the 2010 performance bonuses during the first quarter of 2011 as compared to the same period in the prior year, coupled with the receipt of a federal income tax refund. These items were partially offset by a decrease in accounts payable, primarily related to the timing of when payments were made.
Cash used in investing activities was $26.4 million for the three months ended March 31, 2011 and $60.3 million for the same period in the prior year. The use of cash in both periods primarily consisted of payments for acquired businesses totaling $22.9 million and $63.3 million in the first three months of 2011 and 2010, respectively. These payments for acquired businesses were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired. The use of cash in the first three months of 2011 and 2010 also included purchases of property and equipment needed to meet the ongoing needs relating to the hiring of additional employees and the expansion of office space. We estimate that the cash utilized for capital expenditures in 2011 will be approximately $15.0 million, primarily for information technology related equipment and software and leasehold improvements. We also expect to continue to invest in capital expenditures related to our document review and processing business information technology related equipment and software.
As of March 31, 2011, the Company’s Credit Agreement consisted of a $180.0 million revolving credit facility (“Revolver”) and a $220.0 million term loan facility (“Term Loan”). As discussed under note “8. Borrowings”, the obligations under the Credit Agreement are secured pursuant to a Security Agreement and a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.
The borrowing capacity under the Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At March 31, 2011, outstanding letters of credit totaled $6.4 million and are primarily used as security deposits for our office facilities. As of March 31, 2011, the borrowing capacity under the Credit Agreement was $46.6 million.
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
On April 14, 2011, we refinanced our existing Credit Agreement and entered into a new $350 million five-year senior secured credit facility. See “Subsequent Events” below for a description of the new credit agreement. The Amended and Restated Credit Agreement dated as of April 14, 2011 contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00:1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At March 31, 2011, we were in compliance with these financial covenants with a fixed charge coverage ratio of 2.76 to 1.00, a leverage ratio of 2.41 to 1.00, and net worth greater than $150 million. In addition, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants of the Credit Agreement discussed above at future covenant measurement dates.
During the first three months of 2011, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired. We also made borrowings to fund our daily operations, including costs related to the restatement matters. During the first three months of 2011, the average daily outstanding balance under our credit facility was $256.6 million. Borrowings outstanding under this credit facility at March 31, 2011 totaled $286.5 million, all of which are classified as long-term on our consolidated balance sheet. As we refinanced the existing credit facility on April 14, 2011, these borrowings remain classified as long-term on our consolidated balance sheet as of March 31, 2011. These borrowings carried a weighted-average interest rate of 3.9% including the effect of the interest rate swap described below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Borrowings outstanding at December 31, 2010 totaled $257.0 million and carried a weighted average interest rate of 4.5% including the effect of the interest rate swap.
See “Risk Factors” in our 2010 Annual Report on Form 10-K for a discussion of certain risks and uncertainties related to the Credit Agreement.
Future Needs
Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. In connection with our past business acquisitions, we are required under earn-out provisions to pay additional purchase consideration to the sellers if specific financial performance targets are met. We also have cash needs to service our credit facility and repay our term loan. Further, we have other cash commitments as presented below in contractual obligations. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from earn-out provisions, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in our contractual obligations since December 31, 2010 except as described below:
•	During the first three months of 2011, we paid additional purchase consideration to selling shareholders of businesses that we acquired as financial performance targets were met in 2010. The aggregate purchase consideration paid totaled $22.2 million.

•	During the first three months of 2011, our long-term borrowings increased from $257.0 million as of December 31, 2010 to $286.5 million as of March 31, 2011.

•	On April 14, 2011, we entered into a new $350 million five-year senior secured credit facility consisting of a $200 million term loan and a $150 million revolving line of credit. See “Subsequent Events” below for further discussion of the credit facility.
OFF BALANCE SHEET ARRANGEMENTS
Except for operating leases, we have not entered into any off-balance sheet arrangements.
NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires disclosure of details of significant transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also clarifies the existing disclosure requirements for the level of disaggregation of fair value measurements and the disclosures on inputs and valuation techniques. The company adopted these provisions effective January 1, 2010. The adoption did not have a significant impact on our consolidated financial statements. In addition, the guidance also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. We adopted this additional guidance pertaining to Level 3 fair value measurements effective January 1, 2011. The adoption of this guidance did not have any impact on our financial statements as it contains only disclosure requirements.
In October 2009, the FASB issued new guidance regarding revenue arrangements with multiple deliverables. This new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or by other vendors. This new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this pronouncement effective January 1, 2011. The adoption of this pronouncement did not have a significant impact on our financial statements.
SUBSEQUENT EVENTS
On April 14, 2011 (“Closing Date”), Huron Consulting Group Inc. (the “Company”) and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement, dated as of April 14, 2011, (the “Agreement”) with the various financial institutions party thereto, which include, Bank of America, N.A., as lender, administrative agent and collateral agent for the lenders; JPMorgan Chase Bank, N.A., as lender and syndication agent; PNC Bank, National Association, Harris N.A. and KeyBank National Association as lenders and Co-Documentation Agents; Fifth Third Bank, The Northern Trust Company, RBS Citizens, N.A., The PrivateBank and Trust Company, FirstMerit Bank, N.A., and Northbrook Bank & Trust Company as lenders (collectively the “Lenders”); and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers. The Agreement replaces the Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein.
Under the Agreement, the Lenders have agreed to make available to the Company a senior secured credit facility in an aggregate principal amount of $350 million comprised of the following: a five-year revolving credit facility under which the Company may borrow from time to time up to $150 million and a $200 million five-year term loan facility which was funded in a single advance on the closing date. The revolving credit facility is reduced by any letters of credit outstanding. The Agreement provides for the option to increase the revolving credit facility in an aggregate amount of up to $50 million subject to certain requirements as defined in the Agreement. The proceeds of the senior secured credit facility are to be used (i) to refinance existing indebtedness, and (ii) for working capital, capital expenditures, and other lawful corporate purposes.
Fees and interest on borrowings vary based on the Company’s total debt to earnings before interest, taxes, depreciation and amortization ratio as set forth in the Agreement and will be based on a spread over LIBOR or a spread over the base rate, as selected by the Company. The base rate is the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate and (c) except during a Eurodollar Unavailability Period, the Eurodollar Rate plus 1.0%.
The commitment under the revolving credit facility will terminate five years from the Closing Date, at which time the outstanding principal balance and all accrued interest and fees will be due and payable in full. The term loan is subject to scheduled quarterly amortization payments equal to 7.5% of the original principal balance in year one, 10.0% in year two, 12.5% in years three and four, and 57.5% in year five, as set forth in the Agreement. The maturity date for the term Loan is April 14, 2016, at which time the outstanding principal balance and all accrued interest will be due and payable in full. The maturity date of any borrowings is automatically accelerated upon the bankruptcy or insolvency of the Company or any of its subsidiaries and may be accelerated by the Lenders upon the default in the payment of any principal, interest or fees on the borrowings, the default in the payment of amounts in any other agreements in excess of $15 million, the failure by the Company to comply with or perform certain specified covenants or agreements in the Agreement, any representation or warranty in the Agreement and specified other documents is breached or is false or misleading, or a change in control of the Company.
The Agreement also includes financial covenants that require the Company to maintain certain leverage ratio, fixed charge coverage ratio and net worth levels. In addition, certain acquisitions and similar transactions will need to be approved by the Lenders.
On April 14, 2011, the Company also entered into an Amended and Restated Security Agreement (the “Security Agreement”) and an Amended and Restated Pledge Agreement (the “Pledge Agreement”) with Bank of America, N.A. as collateral agent for the holders of the secured obligations. The Security Agreement is required by the terms of the Agreement in order to secure the obligations thereunder, and grants Bank of America, for the benefit of the Lenders under the Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary grantors. The Pledge Agreement is also required by the terms of the Agreement in order to secure the obligations thereunder, and grants Bank of America, for the benefit of the Lenders under the Agreement, a first-priority lien, subject to permitted liens, on 100% of the issued and outstanding equity interests of the Company and each of its domestic subsidiaries and 65% of the issued and outstanding equity interests of certain foreign subsidiaries.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate or Prime Rate. At March 31, 2011, we had borrowings outstanding totaling $286.5 million that carried a weighted-average interest rate of 3.4%. A hypothetical one percent change in this interest rate would have a $2.8 million effect on our pre-tax income.
On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this interest rate swap to hedge against the risk of changes in future cash flows related to changes in interest rate on $100.0 million of the total variable-rate borrowings outstanding under our credit facility. Under the terms of the agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively fixed our LIBOR-based rate for $100.0 million of our debt beginning on March 31, 2009 and through February 23, 2012. Including the impact of the swap, the effective interest rate on $100.0 million of our debt was 3.9% as of March 31, 2011.
We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of March 31, 2011.
From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, the following purported shareholder class action complaints were filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009, (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009 and (7) a complaint in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 3, 2009. On October 6, 2009, Plaintiff Thomas Fisher voluntarily dismissed his complaint. On November 16, 2009, the remaining suits were consolidated and the Public School Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Public Employees Retirement System, the City of Boston Retirement Board, the Cambridge Retirement System and the Bristol County Retirement System were appointed Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 29, 2010. The consolidated complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against Huron Consulting Group, Inc., Gary Holdren and Gary Burge and claims under Section 20(a) of the Exchange Act against Gary Holdren, Gary Burge and Wayne Lipski. The consolidated complaint contends that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. Lead Plaintiffs request that the action be declared a class action, and seek unspecified damages, equitable and injunctive relief, and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. On March 30, 2010, Huron, Gary Burge, Gary Holdren and Wayne Lipski jointly filed a motion to dismiss the consolidated complaint. On August 6, 2010, the Court denied the motion to dismiss. On December 6, 2010, we reached an agreement in principle with Lead Plaintiffs to settle the litigation (“the Class Action Settlement”), pursuant to which the plaintiffs will receive total consideration of approximately $39.6 million, comprised of $27.0 million in cash and the issuance by the Company of 474,547 shares of our common stock (the “Settlement Shares”). The Settlement Shares had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. During the first quarter of 2011, we recorded an additional $0.6 million non-cash charge related to the Settlement Shares to reflect the fair value of the Settlement Shares as of March 31, 2011, which totaled $13.2 million, and a corresponding increase to our recorded settlement liability. We will continue to adjust the amount of the non-cash charge and corresponding settlement liability to reflect changes in the fair value of the Settlement Shares until and including the date of issuance, which may result in either additional non-cash charges or non-cash gains. In accordance with the proposed settlement, in the fourth quarter of 2010 we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers in the first quarter of 2011, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with Accounting Standards Codification Topic 210-20-45, “Other Presentation Matters”. The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment discussed above. As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of legal fees expended on the finalization of the Class Action Settlement or any amounts (including any damages, settlement costs or legal fees) with respect to the SEC investigation with respect to the restatement, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”). The proposed Class Action Settlement received preliminary court approval on January 21, 2011 and is subject to final court approval and the issuance of the Settlement Shares. A Fairness Hearing is currently scheduled to consider final approval of the settlement on May 6, 2011. The issuance of the Settlement Shares is expected to occur after final court approval is granted. There can be no assurance that final court approval will be granted. The proposed settlement contains no admission of wrongdoing. Additionally, the Company has the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement.
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
The Company has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement, since consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). Oakland County Employees’ Retirement System, Philip R. Wilmore and Lawrence J. Goelz have been named Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 15, 2010. The consolidated complaint asserts claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Lead Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. On April 7, 2010, the Court denied Huron’s motion to stay the Federal derivative suits. On April 8, 2010, Huron filed a motion to stay discovery proceedings in the derivative suits, pursuant to the Private Securities

Litigation Reform Act, pending the resolution of Huron’s motion to dismiss plaintiffs’ consolidated complaint. The Court granted Huron’s motion to stay discovery proceedings in the derivative suits on April 12, 2010. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 27, 2010. Huron’s motion to dismiss was granted, judgment entered and the case closed on September 7, 2010. On October 5, 2010, plaintiffs moved for relief from judgment and for leave to file a first amended complaint. The Court granted plaintiffs’ motion on October 12, 2010, and plaintiffs filed their amended complaint that same day. Defendants moved to dismiss plaintiffs’ amended complaint on November 5, 2010. On March 22, 2011, the Court granted defendants’ motion to dismiss and dismissed plaintiffs’ amended complaint with prejudice.
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

ITEM 1A. RISK FACTORS
See “Risk Factors” in our 2010 annual report on Form 10-K for a complete description of the material risks we face.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2011, we re-acquired 87,555 shares of common stock with a weighted-average fair market value of $27.88 as a result of such tax withholdings as presented in the table below.

	Total Number of
	Shares		Total Number of	Maximum Number of
	Redeemed to Satisfy	Weighted-	Shares Purchased as	Shares that May Yet
	Employee Tax	Average Fair	Part of Publicly	Be Purchased Under
	Withholding	Market Value Per	Announced Plans or	the Plans or
Period	Requirements	Share Redeemed	Programs	Programs
January 2011	8,559	$26.64	N/A	N/A
February 2011	8,378	$29.67	N/A	N/A
March 2011	70,618	$27.81	N/A	N/A

Total	87,555	$27.88	N/A	N/A

N/A	—	Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.
[Removed and Reserved]
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

			Incorporated by Reference
Exhibit				Period		Filing
Number	Exhibit Description	Filed here-with	Form	Ending	Exhibit	Date
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		8-K		3.1	04/14/11

4.1	Specimen Stock Certificate.		S-1		4.1	10/5/04
			(File No. 333-115434)

10.1	Senior Management Agreement by and between Huron Consulting Group, Inc. and Diane E. Ratekin.		8-K		10.1	3/22/11

10.2	Amended and Restated Credit Agreement Dated as of April 14, 2011, among Huron Consulting Group Inc., as the Company, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Harris Bank and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.		8-K		10.1	4/19/11

10.3	Amended and Restated Security Agreement, dated as of April 14, 2011.		8-K		10.2	4/19/11

10.4	Amended and Restated Pledge Agreement, dated as of April 14, 2011.		8-K		10.3	4/19/11

10.5	Executive Officers’ Compensation	X

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc. (Registrant)
Date: April 26, 2011	/s/ James K. Rojas
James K. Rojas
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer