Form 10-Q
period 2011-06-30
Huron Consulting Group Inc.
filed 2011-07-28
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of July 19, 2011, 22,645,665 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$3,258	$6,271
Receivables from clients, net	86,045	91,389
Unbilled services, net	49,335	33,076
Income tax receivable	8,514	4,896
Deferred income taxes	10,223	19,853
Insurance recovery receivable	—	27,000
Prepaid expenses and other current assets	13,623	15,653
Current assets of discontinued operations	—	2,476

Total current assets	170,998	200,614
Property and equipment, net	33,222	32,935
Deferred income taxes	7,176	12,440
Other non-current assets	13,968	10,575
Intangible assets, net	21,890	26,205
Goodwill	506,764	506,214

Total assets	$754,018	$788,983

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,320	$8,310
Accrued expenses	33,299	28,849
Accrued payroll and related benefits	32,816	45,184
Accrued consideration for business acquisitions, current portion	2,914	25,013
Accrued litigation settlement	—	39,552
Income tax payable	112	451
Deferred revenues	22,771	18,069
Current portion of capital lease obligations	25	32
Current liabilities of discontinued operations	—	699

Total current liabilities	102,257	166,159
Non-current liabilities:
Deferred compensation and other liabilities	5,476	6,282
Accrued consideration for business acquisitions, net of current portion	2,914	3,847
Capital lease obligations, net of current portion	5	—
Bank borrowings	254,000	257,000
Deferred lease incentives	6,562	7,323

Total non-current liabilities	268,957	274,452

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,178,734 and 23,221,287 shares issued at June 30, 2011 and December 31, 2010, respectively	232	222
Treasury stock, at cost, 1,547,025 and 1,343,201 shares at June 30, 2011 and December 31, 2010, respectively	(72,388)	(65,675)
Additional paid-in capital	390,102	363,402
Retained earnings	65,908	52,383
Accumulated other comprehensive loss	(1,050)	(1,960)

Total stockholders’ equity	382,804	348,372

Total liabilities and stockholders’ equity	$754,018	$788,983

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues and reimbursable expenses:
Revenues	$159,035	$135,654	$302,020	$263,396
Reimbursable expenses	14,470	12,490	27,572	23,989

Total revenues and reimbursable expenses	173,505	148,144	329,592	287,385

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	95,503	83,033	188,562	167,944
Intangible assets amortization	1,369	887	2,802	1,773
Reimbursable expenses	14,573	12,443	27,815	23,995

Total direct costs and reimbursable expenses	111,445	96,363	219,179	193,712

Operating expenses:
Selling, general and administrative	32,086	29,024	62,144	58,092
Restructuring charge	461	1,165	985	1,165
Restatement related expenses	1,785	2,428	3,025	3,187
Litigation settlement, net	508	4,764	1,096	4,764
Depreciation and amortization	4,394	4,839	8,699	9,466

Total operating expenses	39,234	42,220	75,949	76,674

Operating income	22,826	9,561	34,464	16,999
Other income (expense):
Interest (expense), net of interest income	(3,535)	(3,553)	(7,107)	(6,508)
Other income (expense)	(65)	(464)	39	(218)

Total other expense	(3,600)	(4,017)	(7,068)	(6,726)

Income from continuing operations before income tax expense	19,226	5,544	27,396	10,273
Income tax expense	9,760	2,030	13,969	4,078

Net income from continuing operations	9,466	3,514	13,427	6,195
Income (loss) from discontinued operations, net of tax	3	(1,139)	98	(1,306)

Net income	$9,469	$2,375	$13,525	$4,889

Net earnings (loss) per basic share:
Income from continuing operations	$0.45	$0.17	$0.64	$0.30
Loss from discontinued operations, net of tax	$—	$(0.05)	$—	$(0.06)

Net income	$0.45	$0.12	$0.64	$0.24

Net earnings (loss) per diluted share:
Income from continuing operations	$0.44	$0.17	$0.63	$0.30
Loss from discontinued operations, net of tax	$—	$(0.06)	$—	$(0.06)

Net income	$0.44	$0.11	$0.63	$0.24

Weighted average shares used in calculating earnings (loss) per share:
Basic	21,190	20,534	21,058	20,416
Diluted	21,476	20,756	21,316	20,627
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Additional		Accumulated Other
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2010	22,241,429	$222	$(65,675)	$363,402	$52,383	$(1,960)	$348,372
Comprehensive income:
Net income					13,525		13,525
Foreign currency translation adjustment, net of tax						603	603
Unrealized gain on cash flow hedging instrument, net of tax						307	307

Total comprehensive income							14,435
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	375,427	4	(4,182)	4,178			—
Exercise of stock options	27,425	1		218			219
Settlement of class action lawsuit	474,547	5		13,643			13,648
Share-based compensation				10,126			10,126
Shares redeemed for employee tax withholdings			(2,531)				(2,531)
Income tax deficit on share- based compensation				(1,465)			(1,465)

Balance at June 30, 2011	23,118,828	$232	$(72,388)	$390,102	$65,908	$(1,050)	$382,804

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income	$13,525	$4,889
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,501	11,341
Share-based compensation	9,694	12,060
Allowances for doubtful accounts and unbilled services	1,685	481
Deferred income taxes	13,023	737
Gain on disposal of property and equipment	(46)	—
Non-cash portion of litigation settlement	1,096	—
Changes in operating assets and liabilities, net of businesses acquired:
Decrease in receivables from clients	7,941	6,397
Increase in unbilled services	(18,933)	(7,459)
(Increase) decrease in current income tax receivable, net	(4,247)	6,737
Decrease (increase) in other assets	717	(1,742)
Increase in accounts payable and accrued liabilities	516	911
Decrease in accrued payroll and related benefits	(9,122)	(47,728)
Increase (decrease) in deferred revenues	4,700	(624)

Net cash provided by (used in) operating activities	32,050	(14,000)

Cash flows from investing activities:
Purchases of property and equipment, net	(6,193)	(2,489)
Net (investment in) surrender of life insurance policies	(618)	651
Purchases of businesses	(23,881)	(63,229)
Sale of business	—	3,692

Net cash used in investing activities	(30,692)	(61,375)

Cash flows from financing activities:
Proceeds from exercise of stock options	219	39
Shares redeemed for employee tax withholdings	(2,531)	(1,299)
Tax benefit from share-based compensation	200	360
Proceeds from borrowings under credit facility	168,500	232,000
Repayments on credit facility	(171,500)	(158,000)
Payments of capital lease obligations	(45)	(148)

Net cash (used in) provided by financing activities	(5,157)	72,952

Effect of exchange rate changes on cash	710	(63)

Net decrease in cash and cash equivalents	(3,089)	(2,486)
Cash and cash equivalents at beginning of the period (1)	6,347	6,459

Cash and cash equivalents at end of the period (2)	$3,258	$3,973

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of common stock in connection with settlement of class action lawsuit	$13,648	$—

(1)	Cash and cash equivalents presented herein includes $0.1 million and $0.7 million of cash and cash equivalents classified as discontinued operations as of December 31, 2010, and 2009, respectively.

(2)	Cash and cash equivalents presented herein includes $0 million and $0.9 million of cash and cash equivalents classified as discontinued operations as of June 30, 2011 and 2010, respectively.
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2011 and 2010. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2011.
Certain amounts reported in the previous year have been reclassified to conform to the 2011 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Consolidated Financial Statements.
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
The restatement related to the accounting for certain acquisition-related payments received by the selling shareholders of four acquired businesses (the “Acquired Businesses”). Pursuant to the purchase agreements for each of these acquisitions, payments were made by us to the selling shareholders (1) upon closing of the transaction, (2) in some cases, upon the Acquired Businesses achieving specific financial performance targets over a number of years (“earn-outs”), and (3) in one case, upon the buyout of an obligation to make earn-out payments. These payments are collectively referred to as “acquisition-related payments.” Certain acquisition-related payments were subsequently redistributed by such selling shareholders among themselves in amounts that were not consistent with their ownership interests on the date we acquired the businesses (the “Shareholder Payments”) and to other select client-serving and administrative Company employees (the “Employee Payments”) based, in part, on continuing employment with the Company or the achievement of personal performance measures. The restatement was necessary because we failed to account for the Shareholder Payments and the Employee Payments in accordance with GAAP. The Shareholder Payments and the Employee Payments were required to be reflected as non-cash compensation expense of Huron, and the selling shareholders were deemed to have made a capital contribution to Huron. The payments were made directly by the selling shareholders from the acquisition proceeds they received from us and, accordingly, the correction of these errors had no effect on our net cash flows. The acquisition-

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
related payments made by us to the selling shareholders represented purchase consideration. As such, these payments, to the extent that they exceeded the net of the fair value assigned to assets acquired and liabilities assumed, were properly recorded as goodwill, in accordance with GAAP.
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
In addition, several purported private shareholder class action lawsuits and federal and state derivative lawsuits have been filed in respect of the restatement. The purported class action lawsuits have been settled and the federal derivative lawsuits have been dismissed with prejudice and can no longer be appealed. The state derivative lawsuits, which have been consolidated, were dismissed by the court with prejudice last year but the plaintiffs have filed a notice of appeal which remains outstanding. See note “14. Commitments, Contingencies and Guarantees” for a discussion of the SEC investigations, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits that occurred as a result of the restatement.
For the three and six months ended June 30, 2011, expenses incurred in connection with the restatement totaled $1.8 million and $3.0 million, respectively. For the three and six months ended June 30, 2010, expenses incurred in connection with the restatement totaled $2.4 million and $3.2 million, respectively. In both the 2011 and 2010 periods, restatement related expenses were primarily comprised of legal fees.
4. New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in the first quarter of 2012. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.
In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for the Company beginning in the first quarter of 2012. The Company does not believe the adoption of this update will have a material impact on its consolidated financial statements.
In January 2010, the FASB issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires disclosure of details of significant transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also clarifies the existing disclosure requirements for the level of disaggregation of fair value measurements and the disclosures on inputs and valuation techniques. We adopted these provisions effective January 1, 2010. In addition, the guidance also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. We adopted this additional guidance pertaining to Level 3 fair value measurements effective January 1, 2011. The adoption did not have a significant impact on our consolidated financial statements.

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
5. Discontinued Operations
Since December 31, 2009, we have undertaken several separate initiatives to divest certain practices within the Financial Consulting segment in order to enable us to devote more of our resources to the remaining businesses of the Company where we have a more substantial market presence. On September 30, 2010, we completed a sale of a portion of the Disputes and Investigations (“D&I”) practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the utilities consulting (“Utilities”) practice. In December 2009, our Board approved a plan to divest the businesses that included the international operations of our Japan office (“Japan”) and the strategy business MS Galt & Co. LLC (“Galt”), which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 via a wind down of the business.
As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations”. Amounts previously reported have been reclassified to conform to this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 aggregate amounts associated with the discontinued operations as described above.
Summarized operating results of discontinued operations are presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$342	$9,068	$387	$22,382
Income (loss) from discontinued operations before provision for income taxes	$4	$(2,519)	$62	$(3,017)
Net income (loss) from discontinued operations	$3	$(1,139)	$98	$(1,306)
The revenues recognized for discontinued operations during the three and six months ended June 30, 2011 are primarily attributable to the collection of certain receivables that were previously fully reserved.
The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the Consolidated Balance Sheet as of December 31, 2010 are presented in the following table. There were no significant assets or liabilities aggregated in discontinued operations in the Consolidated Balance Sheet as of June 30, 2011.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

December 31, 2010
Assets
Cash	$76
Receivables from clients, net	940
Other current assets	1,460

Total current assets	2,476
Other non-current assets	—

Total assets	$2,476

Liabilities
Accrued payroll and related benefits	$70
Income tax payable	301
Accounts payable, accrued expenses and other liabilities	328

Total current liabilities	699
Other non-current liabilities	—

Total liabilities	$699

6. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2011.

	Health and
	Education	Legal	Financial
	Consulting	Consulting	Consulting	Total
Balance as of December 31, 2010:
Goodwill	$418,652	$33,013	$160,549	$612,214
Accumulated impairment losses	—	—	(106,000)	(106,000)

Goodwill, net as of December 31, 2010	418,652	33,013	54,549	506,214

Goodwill recorded in connection with business combinations	66	175	—	241
Foreign currency translation	—	309	—	309

Goodwill, net as of June 30, 2011	$418,718	$33,497	$54,549	$506,764

Intangible assets as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$885	$716	$885	$309
Customer relationships	18,283	6,121	18,213	4,781
Non-competition agreements	11,271	7,391	11,271	6,320
Trade names	3,717	3,579	3,717	3,409
Technology and software	11,949	6,408	11,949	5,011

Total	$46,105	$24,215	$46,035	$19,830

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Customer contracts are amortized on a straight-line basis over relatively short lives due to the short-term nature of the services provided under these contracts. The majority of customer relationships are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the relationships. All other customer relationships, non-competition agreements, trade names, and technology and software are amortized on a straight-line basis.
Intangible assets amortization expense was $2.1 million and $4.4 million for the three and six months ended June 30, 2011, respectively. Intangible assets amortization expense was $1.9 million and $3.8 million for the three and six months ended June 30, 2010, respectively. Estimated annual intangible assets amortization expense is $8.4 million for 2011, $5.9 million for 2012, $3.6 million for 2013, $2.5 million for 2014, $1.7 million for 2015 and $0.9 million for 2016. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income from continuing operations	$9,466	$3,514	$13,427	$6,195
Income (loss) from discontinued operations, net of tax	3	(1,139)	98	(1,306)

Net income	$9,469	$2,375	$13,525	$4,889

Weighted average common shares outstanding — basic	21,190	20,534	21,058	20,416
Weighted average common stock equivalents	286	222	258	211

Weighted average common shares outstanding — diluted	21,476	20,756	21,316	20,627

Net earnings (loss) per basic share:
Income from continuing operations	$0.45	$0.17	$0.64	$0.30
Loss from discontinued operations, net of tax	—	(0.05)	—	(0.06)

Net income	$0.45	$0.12	$0.64	$0.24

Net earnings (loss) per diluted share:
Income from continuing operations	$0.44	$0.17	$0.63	$0.30
Loss from discontinued operations, net of tax	—	(0.06)	—	(0.06)

Net income	$0.44	$0.11	$0.63	$0.24

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. The weighted average common stock equivalents presented above do not include the anti-dilutive effect of approximately 298,500 and 696,700 potentially dilutive common stock equivalents for the three months ended June 30, 2011 and 2010, respectively, and approximately 322,900 and 743,500 potentially dilutive common stock equivalents for the six months ended June 30, 2011 and 2010, respectively.
8. Borrowings
On April 14, 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement (the “Agreement”) with various financial institutions including Bank of America, N.A., as lender, administrative agent and collateral agent for the lenders; JPMorgan Chase Bank, N.A., as lender and syndication agent; PNC Bank, National Association, Harris N.A. and KeyBank National Association as lenders and Co-Documentation Agents; Fifth Third Bank, The Northern Trust Company, RBS Citizens, N.A., The PrivateBank and Trust Company, FirstMerit Bank, N.A., and Northbrook Bank & Trust Company as lenders (collectively the “Lenders”); and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers. The Agreement replaces the Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein.
The Agreement consists of a senior secured credit facility in an aggregate principal amount of $350.0 million comprised of a five-year revolving credit facility (“Revolver”) under which the Company may borrow from time to time up to $150.0 million and a $200.0 million five-year term loan facility (“Term Loan”) which was funded in a single advance on the closing date. The Agreement provides for the option to increase the revolving credit facility in an aggregate amount of up to $50 million subject to certain requirements as defined in the Agreement. The proceeds of the senior secured credit facility were used to refinance existing indebtedness and will continue to be used for working capital, capital expenditures, and other lawful corporate purposes.
The obligations under the Agreement are secured pursuant to a Security Agreement with Bank of America as Administrative Agent. The Security Agreement grants Bank of America, for the ratable benefit of the lenders under the Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Company and the subsidiary grantors. The Revolver and Term Loan are also secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.
Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the Agreement. Interest is based on a spread over the London Interbank Offered Rate (“LIBOR”) or a spread over the base rate, as selected by the Company. The base rate is the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate and (c) except during a Eurodollar Unavailability Period, the Eurodollar Rate plus 1.0%.
The Term Loan is subject to scheduled quarterly amortization payments equal to 7.5% of the original principal balance in year one, 10.0% in year two, 12.5% in years three and four, and 57.5% in year five, as set forth in the Agreement. The maturity date for the Term Loan is April 14, 2016, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver will be due upon expiration of the Agreement on April 14, 2016.
Under the Agreement, dividends are restricted to an amount up to 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions need to be approved by the lenders.
The Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At June 30, 2011, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.01 to 1.00, a leverage ratio of 2.04 to 1.00, and net worth greater than $150 million. In addition, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants of the Agreement discussed above at future covenant measurement dates. Accordingly, pursuant to the provisions of FASB ASC Topic 470, “Debt”, all amounts not due within the next twelve months under the amended loan terms have been classified as long-term liabilities.
The borrowing capacity under the Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At June 30, 2011, outstanding letters of credit totaled $5.9 million and are primarily used as security deposits for our office facilities. As of June 30, 2011, the borrowing capacity under the Agreement was $86.3 million. Borrowings outstanding under this credit facility at June 30, 2011 totaled $254 million. These borrowings carried a weighted-average interest rate of 3.6%, including the effect of the interest rate swap described below in note “10. Derivative Instrument and Hedging Activity”. All of the borrowings outstanding under the Agreement are classified as long-term on our Consolidated Balance Sheet as the principal under the Revolver is not due until 2016 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2010 were $257.0 million and carried a weighted-average interest rate of 4.5%. At December 31, 2010, we were in compliance with our financial debt covenants.
9. Restructuring Charges
During the second quarter of 2011, we incurred a $0.5 million pre-tax restructuring charge, primarily consisting of severance expense, as the result of actions taken to better align our resources with market demand. This restructuring reserve balance was $0.4 million as of June 30, 2011.
During the first quarter of 2011, we incurred a $0.5 million pre-tax restructuring charge related to the consolidation of office space within our Chicago office. The $0.5 million charge was primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, partially offset by future sublease income which we calculated based on certain sublease assumptions. This restructuring reserve balance was $0.4 million as of June 30, 2011.
During the fourth quarter of 2010, we incurred a $2.6 million pre-tax restructuring charge related to the exit of our San Francisco office space due to excess capacity and the virtual nature of the employees in this geographic region. This

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
restructuring charge was primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, which were partially offset by estimated sublease income we expect to receive based on a sublease agreement executed in the fourth quarter of 2010. This restructuring reserve balance was $2.1 million as of June 30, 2011.
During the third quarter of 2010, we incurred a $0.3 million pre-tax restructuring charge related to the exit of excess office space, as well as severance for certain corporate personnel related to the disposition of the D&I practice discussed above in note “5. Discontinued Operations”. This restructuring reserve balance was $0.1 million as of June 30, 2011.
During the second quarter of 2010, we consolidated two of our offices into one existing location and incurred a $1.2 million pre-tax restructuring charge related to the exit of the office space. The restructuring charge was primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement. There is no sublease income assumed in the restructuring charge due to the short term nature of the remaining lease term. This restructuring reserve balance was $0.3 million as of June 30, 2011.
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
The tables below set forth additional information relating to this interest rate swap designated as a hedging instrument as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010.

	Fair Value (Derivative Liability)
		December 31,
Balance Sheet Location	June 30, 2011	2010
Accrued expenses	$948	$—
Deferred compensation and other liabilities	$—	$1,459

	Amount of Gain (Loss), Net of Tax, Recognized
	in Other Comprehensive Income
	Three Months Ended		Six Months
	June 30,		Ended June 30,
Derivative	2011	2010	2011	2010
Interest rate swap	$175	$(169)	$307	$(536)
We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of June 30, 2011.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
11. Fair Value of Financial Instruments
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
Certain of our assets and liabilities are measured at fair value. FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy for inputs used in measuring fair value and requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy consists of three levels based on the objectivity of the inputs as follows:

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
The table below sets forth our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2011
Liabilities:
Interest rate swap	$—	$948	$—	$948

December 31, 2010
Liabilities:
Settlement Shares	$12,552	$—	$—	$12,552
Interest rate swap	$—	$1,459	$—	$1,459
The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.
See note “14. Commitments, Contingencies and Guarantees” for more information about the Settlement Shares.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
12. Comprehensive Income (Loss)
The tables below set forth the components of comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
		Tax			Tax
	Before	(Expense)	Net of	Before	(Expense)	Net of
	Taxes	Benefit	Taxes	Taxes	Benefit	Taxes
Net income			$9,469			$2,375
Other comprehensive income (loss):
Foreign currency translation adjustment	$289	$2	291	$317	$—	317
Unrealized gain (loss) on cash flow hedging instrument	292	(117)	175	(282)	113	(169)

Other comprehensive income	$581	$(115)	466	$35	$113	148

Comprehensive income			$9,935			$2,523

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
		Tax			Tax
	Before	(Expense)	Net of	Before	(Expense)	Net of
	Taxes	Benefit	Taxes	Taxes	Benefit	Taxes
Net income			$13,525			$4,889
Other comprehensive income (loss):
Foreign currency translation adjustment	$660	$(57)	603	$(366)	$—	(366)
Unrealized gain (loss) on cash flow hedging instrument	511	(204)	307	(894)	358	(536)

Other comprehensive income (loss)	$1,171	$(261)	910	$(1,260)	$358	(902)

Comprehensive income			$14,435			$3,987

13. Income Taxes
The Company’s effective income tax rates for the three months ended June 30, 2011 and 2010 were 50.8% and 36.6%, respectively. The Company’s effective income tax rates for the six months ended June 30, 2011 and 2010 were 51.0% and 39.7%, respectively. The effective tax rates for both periods in 2011 were higher than the statutory rate, inclusive of state income taxes, primarily due to an increase in foreign operating losses with no tax benefit and an increase to the valuation allowance. In the second quarter of 2011, the Company recorded additional tax expense of $0.4 million to establish a valuation allowance on certain foreign deferred tax assets after it was determined during the quarter that it was more likely than not that these tax benefits would not be realized. The effective tax rates for both periods in 2010 were lower than the statutory rate, inclusive of state income taxes, primarily due to a true up of certain accruals related to uncertain tax positions and deferred tax liabilities based on updated information obtained in the second quarter.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
14. Commitments, Contingencies and Guarantees
Litigation
In August 2009, the SEC commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. We also conducted a separate inquiry, in response to the initial inquiry from the SEC, into the allocation of time within that certain practice group. This matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigations with respect to the restatement and the allocation of time within a certain practice group are ongoing. We are cooperating fully with the SEC in its investigations. As often happens in these circumstances, the USAO for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO.
In addition, the following purported shareholder class action complaints were filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009; (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009; and (7) a complaint in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 3, 2009. On October 6, 2009, plaintiff Thomas Fisher voluntarily dismissed his complaint. On November 16, 2009, the remaining suits were consolidated and the Public School Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Public Employees Retirement System, the City of Boston Retirement Board, the Cambridge Retirement System and the Bristol County Retirement System were appointed Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 29, 2010. The consolidated complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against Huron Consulting Group Inc., Gary Holdren and Gary Burge and claims under Section 20(a) of the Exchange Act against Gary Holdren, Gary Burge and Wayne Lipski. The consolidated complaint contends that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. Lead Plaintiffs request that the action be declared a class action, and seek unspecified damages, equitable and injunctive relief, and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. On March 30, 2010, Huron, Gary Burge, Gary Holdren and Wayne Lipski jointly filed a motion to dismiss the consolidated complaint. On August 6, 2010, the Court denied the motion to dismiss. On December 6, 2010, we reached an agreement in principle with Lead Plaintiffs to settle the litigation (“the Class Action Settlement”), pursuant to which the plaintiffs will receive total consideration of approximately $39.6 million, comprised of $27.0 million in cash and the issuance by the Company of 474,547 shares of our common stock (the “Settlement Shares”). The proposed Class Action Settlement received final Court approval and the case was terminated on May 6, 2011. The Settlement Shares were issued on June 6, 2011. The settlement contained no admission of wrongdoing.
The Settlement Shares had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. During the first six months of 2011, we recorded an additional $1.1 million non-cash charge related to the Settlement Shares to reflect the change in fair value of the Settlement Shares through June 6, 2011, the date of issuance, resulting in a cumulative non-cash charge of $13.7 million. In accordance with the proposed settlement, in the fourth quarter of 2010 we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers in the first quarter of 2011, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with Accounting Standards Codification Topic 210-20-45, “Other Presentation Matters”. The total

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
amount of insurance coverage under the related policy was $35.0 million, and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment discussed above. As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of legal fees expended on the finalization of the Class Action Settlement or any amounts (including any damages, settlement costs or legal fees) with respect to the SEC investigation with respect to the restatement, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”).
The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement, since consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009 (the “Peters suit”) and; (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009 (the “Hacias suit”). The consolidated cases are captioned “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation”. On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleges claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010. On October 25, 2010, the Court granted Huron’s motion to dismiss and dismissed plaintiffs’ consolidated complaint with prejudice. On November 19, 2010, plaintiffs filed a notice of appeal of the dismissal to the Appellate Court of Illinois.
The Company has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement, since consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). Oakland County Employees’ Retirement System, Philip R. Wilmore and Lawrence J. Goelz have been named Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 15, 2010. The consolidated complaint asserts claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Lead Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. On April 7, 2010, the Court denied Huron’s motion to stay the Federal derivative suits. On April 8, 2010, Huron filed a motion to stay discovery proceedings in the derivative suits, pursuant to the Private Securities Litigation Reform Act, pending the resolution of Huron’s motion to dismiss plaintiffs’ consolidated complaint. The Court granted Huron’s motion to stay discovery proceedings in the derivative suits on April 12, 2010. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 27, 2010. Huron’s motion to dismiss was granted, judgment entered and the case closed on September 7, 2010. On October 5, 2010, plaintiffs moved for relief from judgment and for leave to file a first amended complaint. The Court granted plaintiffs’ motion on October 12, 2010, and plaintiffs filed their amended complaint that same day. Defendants moved to dismiss plaintiffs’ amended complaint on November 5, 2010. On March 22, 2011, the Court granted defendants’ motion to dismiss and dismissed plaintiffs’ amended complaint with prejudice. Plaintiffs did not appeal the Court’s dismissal.
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
On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc., and others under the Federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The Federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the Federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the Federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and is also seeking to recover an unspecified amount of civil penalties. On June 20, 2011, Huron filed a motion to dismiss under the FCA public disclosure jurisdictional bar, contending that relator’s action is barred because it is based upon publicly disclosed information and relator cannot qualify as an original source. The motion to dismiss is currently pending. The suit is in the pre-trial stage and no trial date has been set. We believe that the claims are without merit and intend to vigorously defend ourselves in this matter.
From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to or threatened with any other litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect individually or in the aggregate on our financial position or results of operations, except for the matters discussed above. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.
Guarantees
Guarantees in the form of letters of credit totaling $5.9 million and $6.3 million were outstanding at June 30, 2011 and December 31, 2010, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.
In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration and the aggregate amount that potentially may be paid could be significant. Additional purchase consideration under these arrangements earned by certain sellers totaled $22.1 million for the year ended December 31, 2010.
To the extent permitted by law, our bylaws and articles of incorporation require that we indemnify our officers and directors against judgments, fines and amounts paid in settlement, including attorneys’ fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to us if such person acted in good faith. Although there is no limit on the amount of indemnification, we may have recourse against our insurance carrier for certain payments made.
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
•	Legal Consulting. Our Legal Consulting segment provides advisory and business services to assist law departments and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services add value to organizations by helping reduce legal spend and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management including matter management, records, document review and discovery services. Included in this segment’s offerings are our V3locity™ solution, which delivers streamlined e-discovery process resulting in more affordable and predictable discovery costs and our IMPACT™ solution, which delivers sustainable cost reductions.

•	Financial Consulting. Our Financial Consulting segment assists corporations with complex accounting and financial reporting matters, and provides financial analysis in restructuring and turnaround situations. We have an array of services that are flexible and responsive to event- and transaction-based needs across industries. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, and chartered financial analysts who serve attorneys, corporations, and financial institutions as advisors and consultants. We also consult with companies in the areas of corporate governance, Sarbanes-Oxley compliance, and internal audit, and helps companies with critical finance and accounting department projects utilizing on-demand resources.
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
The table below sets forth information about our operating segments for the three and six months ended June 30, 2011 and 2010, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Health and Education Consulting:
Revenues	$105,860	$83,782	$196,891	$160,696
Operating income	$37,764	$28,799	$64,131	$49,865
Segment operating income as a percent of segment revenues	35.7%	34.4%	32.6%	31.0%
Legal Consulting:
Revenues	$39,972	$33,951	$77,289	$67,056
Operating income	$9,629	$9,302	$19,224	$16,721
Segment operating income as a percent of segment revenues	24.1%	27.4%	24.9%	24.9%
Financial Consulting:
Revenues	$13,203	$17,921	$27,840	$35,644
Operating income	$2,454	$4,961	$5,829	$9,479
Segment operating income as a percent of segment revenues	18.6%	27.7%	20.9%	26.6%
Total Company:
Revenues	$159,035	$135,654	$302,020	$263,396
Reimbursable expenses	14,470	12,490	27,572	23,989

Total revenues and reimbursable expenses	$173,505	$148,144	$329,592	$287,385

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Statement of operations reconciliation:
Segment operating income	$49,847	$43,062	$89,184	$76,065
Charges not allocated at the segment level:
Other selling, general and administrative expenses	22,627	28,662	46,021	49,600
Depreciation and amortization expense	4,394	4,839	8,699	9,466
Other expense, net	3,600	4,017	7,068	6,726

Income from continuing operations before income tax expense	$19,226	$5,544	$27,396	$10,273

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates” or “continues”. Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the Securities and Exchange Commission investigation with respect to the restatement and the related purported private shareholder class action lawsuit and derivative lawsuits, and (iii) the request by the United States Attorney’s Office for the Northern District of Illinois for certain documents. In addition, these forward-looking statements reflect our current expectation about our future requirements and needs, results, levels of activity, performance, or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions continue to trend upward. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the full year ended December 31, 2010 and in this Quarterly Report on Form 10-Q for the period ended June 30, 2011 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
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

Our Legal Consulting segment provides advisory and business services to assist law departments and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services add value to organizations by helping reduce the amounts they spend on legal services and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management including matter management, records, document review and discovery services. Included in this segment’s offerings are our V3locity® solution, which delivers streamlined e-discovery process resulting in more affordable and predictable discovery costs and our IMPACT™ solution, which delivers sustainable cost reductions.
•	Financial Consulting

Our Financial Consulting segment assists corporations with complex accounting and financial reporting matters, and provides financial analysis in restructuring and turnaround situations. We have an array of services that are flexible and responsive to event- and transaction-based needs across industries. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, and chartered financial analysts who serve attorneys, corporations, and financial institutions as advisors and consultants. We also consult with companies in the areas of corporate governance, Sarbanes-Oxley compliance, and internal audit, and helps companies with critical finance and accounting department projects utilizing on-demand resources.
How We Generate Revenues
A large portion of our revenues is generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, consisting of finance and accounting consultants, specialized operational consultants and contract reviewers, all of whom work variable schedules as needed by our clients. Other professionals also include our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. Our document review and electronic data discovery groups generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or amount of data processed. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. From time to time, our full-time consultants may provide software support and maintenance or document review and electronic data discovery services based on demand for such services and the availability of our full-time consultants. We refer to our full-time consultants and other professionals collectively as revenue generating professionals.
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
Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 44.0% and 49.7% of our revenues in the second quarter of 2011 and 2010, respectively. Time-and-expense engagements represented 45.5% and 50.7% of our revenues in the first half of 2011 and 2010, respectively.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a percentage-of-completion approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. For the quarter ended June 30, 2011 and 2010, fixed-fee engagements represented approximately 32.1% and 36.0%, respectively, of our revenues. For the six months ended June 30, 2011 and 2010, fixed-fee engagements represented approximately 36.1% and 35.8%, respectively, of our revenues.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often, success fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 21.4% and 12.3% of our revenues in the second quarter of 2011 and 2010, respectively. Performance-based fee revenues represented 15.9% and 11.4% of our revenues in the first half of 2011 and 2010, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.
We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35. Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 2.5% and 2.0% of our revenues in the second quarter of 2011 and 2010, respectively. Support and maintenance revenues represented 2.5% and 2.1% of our revenues in the first half of 2011 and 2010, respectively.
Our quarterly results are impacted principally by our full-time consultants’ utilization rate, the number of business days in each quarter and the number of our revenue generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period.
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
To expand our business, we will remain focused on growing our existing relationships and developing new relationships, execute the new managing director compensation plan implemented in 2010 to attract and retain senior practitioners, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and acquire complementary businesses. We will regularly evaluate the performance of our practices to ensure our investments meet these objectives. Furthermore, we intend to enhance our visibility in the marketplace by refining our overarching messaging and value propositions for the organization as well as each practice. The launch of our Huron Legal, Huron Healthcare, Huron Education and Huron Life Sciences brand identities during the first half of 2011 is a major step in clearly articulating the benefits we offer our clients. We will continue to focus on reaching our client base through clear, concise, endorsed messages.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first half of 2011.
Carrying Values of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Pursuant to the provisions of FASB ASC Topic 350, “Intangibles — Goodwill and Other”, goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Pursuant to our policy, we performed the annual goodwill impairment test as of April 30, 2011 and determined that no impairment of goodwill existed as of that date.
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
Based on the result of the first step of the goodwill impairment analysis, we determined that the fair values of our Health and Education Consulting, Legal Consulting, and Financial Consulting reporting units exceeded their carrying values by 53%, 48%, and 11%, respectively. Since the fair value of all reporting units exceeded their carrying values, the second step of the goodwill impairment test was not necessary.
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
In estimating the fair value of our reporting units, we used the income approach. For companies providing services, such as us, the income approach will generally provide the most reliable indications of value because the value of such companies is more dependent on their ability to generate earnings than on the value of the assets used in the production process. The income approach takes into account the future earnings potential of our reporting units.
In applying the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each of the reporting units and then discounting these cash flows to present value reflecting the relevant risks associated with the reporting units and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows for each of our reporting units, we relied on internally generated six-year forecasts and a three percent long-term assumed annual revenue growth rate for periods after the six-year forecast. Our forecasts are based on our historical experience, current backlog, expected market demand, and other industry information. We used a 13.7% discount rate for each of our Health and Education Consulting, Legal Consulting, and Financial Consulting reporting units.
While we believe that our estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. The table below presents the decrease in the fair value of each of our reporting units given a one percent increase in the discount rate or a one percent decrease in the long-term assumed annual revenue growth rate.

	Decrease in Fair Value of the Reporting Unit
	Health
	and Education	Legal	Financial
(in thousands)	Consulting	Consulting	Consulting
Discount Rate — Increase by 1%	$60,800	$11,400	$6,400
Long-term Growth Rate — Decrease by 1%	$44,700	$10,100	$4,500
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
The carrying values of goodwill for each of our reporting units as of June 30, 2011 are as follows (in thousands):

	Health
	and
	Education	Legal	Financial
	Consulting	Consulting	Consulting	Total
Carrying Value of Goodwill	$418,718	$33,497	$54,549	$506,764
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $21.9 million at June 30, 2011 and consist of customer contracts, customer relationships, non-competition agreements, trade names, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, changes such as higher or earlier-than-expected customer attrition or obsolescence of technology or software may result in higher future amortization charges or an impairment charge for intangible assets.
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
For additional information about the restatement, see Note 3. “Restatement of Previously-Issued Financial Statements”, as well as our Annual Report on Form 10-K for the year ended December 31, 2010. See Part II, Item 1. “Legal Proceedings” and note “14. Commitments, Contingencies and Guarantees” for a discussion of the SEC investigations, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits that occurred as a result of the restatement.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Health and Education Consulting	$105,860	$83,782	$196,891	$160,696
Legal Consulting	39,972	33,951	77,289	67,056
Financial Consulting	13,203	17,921	27,840	35,644

Total revenues	159,035	135,654	302,020	263,396
Total reimbursable expenses	14,470	12,490	27,572	23,989

Total revenues and reimbursable expenses	$173,505	$148,144	$329,592	$287,385

Operating income:
Health and Education Consulting	$37,764	$28,799	$64,131	$49,865
Legal Consulting	9,629	9,302	19,224	16,721
Financial Consulting	2,454	4,961	5,829	9,479

Total segment operating income	49,847	43,062	89,184	76,065
Operating expenses not allocated to segments	27,021	33,501	54,720	59,066

Total operating income	$22,826	$9,561	$34,464	$16,999

Other Operating Data:
Number of full-time billable consultants (at period end) (1):
Health and Education Consulting	977	826	977	826
Legal Consulting	115	127	115	127
Financial Consulting	80	82	80	82

Total	1,172	1,035	1,172	1,035
Average number of full-time billable consultants (for the period) (1):
Health and Education Consulting	966	835	949	841
Legal Consulting	123	128	120	133
Financial Consulting	82	83	84	82

Total	1,171	1,046	1,153	1,056
Full-time billable consultant utilization rate (2):
Health and Education Consulting	73.7%	74.3%	77.3%	71.2%
Legal Consulting	54.9%	63.3%	55.4%	59.1%
Financial Consulting	73.2%	73.9%	73.3%	70.8%
Total	71.9%	73.0%	74.9%	69.7%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Other Operating Data (Continued):
Full-time billable consultant average billing rate per hour (3):
Health and Education Consulting	$269	$240	$241	$238
Legal Consulting	$231	$208	$233	$200
Financial Consulting	$307	$303	$317	$300
Total	$269	$243	$246	$240
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$97	$85	$181	$162
Legal Consulting	$55	$59	$110	$104
Financial Consulting	$108	$125	$230	$241
Total	$94	$85	$177	$160
Average number of full-time equivalents (for the period) (4):
Health and Education Consulting	146	157	148	149
Legal Consulting	973	676	919	671
Financial Consulting	76	108	71	116

Total	1,195	941	1,138	936
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$82	$83	$169	$167
Legal Consulting	$34	$39	$70	$79
Financial Consulting	$57	$70	$120	$137
Total	$41	$50	$86	$100

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

(2)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours of all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

(4)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.
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
The reconciliations of these non-GAAP financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$159,035	$135,654	$302,020	$263,396

Net income from continuing operations	$9,466	$3,514	$13,427	$6,195
Add back:
Income tax expense	9,760	2,030	13,969	4,078
Interest and other expenses	3,600	4,017	7,068	6,726
Depreciation and amortization	5,763	5,726	11,501	11,239

Earnings before interest, taxes, depreciation and amortization (EBITDA)	28,589	15,287	45,965	28,238
Add back:
Restatement related expenses	1,785	2,428	3,025	3,187
Restructuring charge	461	1,165	985	1,165
Litigation settlement	508	4,764	1,096	4,764

Adjusted EBITDA	$31,343	$23,644	$51,071	$37,354

Adjusted EBITDA as a percentage of revenues	19.7%	17.4%	16.9%	14.2%

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income from continuing operations	$9,466	$3,514	$13,427	$6,195

Diluted earnings per share from continuing operations	$0.44	$0.17	$0.63	$0.30

Add back:
Amortization of intangible assets	2,125	1,879	4,401	3,757
Restatement related expenses	1,785	2,428	3,025	3,187
Restructuring charge	461	1,165	985	1,165
Litigation settlement	508	4,764	1,096	4,764
Tax effect	(1,952)	(4,094)	(3,803)	(5,149)

Total adjustments, net of tax	2,927	6,142	5,704	7,724

Adjusted net income from continuing operations	$12,393	$9,656	$19,131	$13,919

Adjusted diluted earnings per share from continuing operations	$0.58	$0.47	$0.90	$0.67

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

     Litigation settlement: We have excluded the one-time effects of the litigation settlements in 2011 and 2010 from our non-GAAP measures because they are infrequent events and their exclusion permits comparability with periods that were not impacted by these charges.
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
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Revenues
Revenues increased $23.3 million, or 17.2%, to $159.0 million for the second quarter of 2011 from $135.7 million for the second quarter of 2010.
Of the overall $23.3 million increase in revenues, $20.9 million was attributable to our full-time billable consultants and $2.4 million was attributable to our full-time equivalents. The $20.9 million increase in full-time billable consultant revenues was primarily attributable to an increase in the demand for our services in the Health and Education Consulting segment. Revenue per full-time billable consultant increased in the quarter compared to same period in the prior year due to a higher average billing rate, offset slightly by lower utilization. The $2.4 million increase in full-time equivalent revenues resulted from increased use of contractors within our Legal Consulting segment, partially offset by decreased use of contractors in our Health and Education Consulting segment and a decrease in demand for our variable, on-demand consultants in the Financial Consulting segment.
Total Direct Costs
Our direct costs increased $12.5 million, or 15.0%, to $95.5 million in the three months ended June 30, 2011 from $83.0 million in the three months ended June 30, 2010. The increase was primarily related to an $8.9 million increase in salaries, benefit and bonus costs for our revenue generating professionals compared to the same period in the prior year. Additionally, a $1.8 million increase in contractor expense and a $0.8 million increase in technology expense also contributed to the increase in direct costs. Share-based compensation expense was $3.4 million in both the second quarter of 2011 and the second quarter of 2010.
Total direct costs for the three months ended June 30, 2011 included $1.4 million of intangible assets amortization expense, primarily representing customer-related assets and software. This was an increase of $0.5 million compared to the same period in the prior year. This increase was related to the amortization of intangible assets acquired as part of business combinations during the fourth quarter of 2010.
Operating Expenses
Selling, general and administrative expenses increased $3.1 million, or 10.5%, to $32.1 million in the second quarter of 2011 from $29.0 million in the second quarter of 2010. This increase was primarily related to a $1.5 million increase in salaries, benefits and bonus expense for our non-revenue generating professionals, a $1.0 million increase in expenses for practice administration and meetings, a $0.6 million increase in training, a $0.5 million increase in promotions and marketing, and an overall increase in other miscellaneous business expenses. These increases were partially offset by a $1.0 million decrease in legal expenses and a $0.6 million decrease in share-based compensation expense for our non-revenue generating professionals.
In the second quarter of 2011, we recorded $0.5 million in restructuring expense, primarily consisting of severance charges, as the result of actions taken to better align our resources with market demand for our services.
Expenses incurred in connection with our restatement, discussed above under “Restatement of Previously-Issued Financial Statements,” decreased by $0.6 million, or 26.5%, to $1.8 million in the second quarter of 2011 from $2.4 million in the second quarter of 2010. These expenses primarily consist of legal fees.

Litigation settlement expense was $0.5 million for the three months ended June 30, 2011. In the fourth quarter of 2010, we entered into a proposed Class Action Settlement and recorded a non-cash charge of $12.6 million representing the fair value of the Settlement Shares based on the closing market price of our common stock on December 31, 2010. The $0.5 million non-cash charge recorded in the second quarter of 2011 represents the change in fair value of the Settlement Shares during the quarter through the date of share issuance on June 6, 2011. See note “14. Commitments, Contingencies and Guarantees” for a full description of the litigation matter and related settlement. In the second quarter of 2010 we settled an unrelated litigation matter, which resulted in a litigation settlement charge of $4.8 million during that quarter.
Depreciation and amortization expense decreased by $0.4 million, or 9.2%, to $4.4 million in the three months ended June 30, 2011 from $4.8 million in the three months ended June 30, 2010. This decrease was primarily attributable to a reduction in amortization expense for certain intangible assets that became fully amortized prior to the second quarter of 2011. Non-direct intangible assets amortization relate to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.
Operating Income
Operating income increased $13.4 million, or greater than 100%, to $22.8 million in the second quarter of 2011 from $9.6 million in the second quarter of 2010. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 14.4% in the three months ended June 30, 2011 compared to 7.0% in the three months ended June 30, 2010. The increase in operating margin was primarily attributable to the decreases in direct costs and operating expenses as a percentage of revenues, as well as decreases in litigation settlement, restructuring, and restatement expenses.
Other Expense
Other expense decreased by $0.4 million, or 10.4%, to $3.6 million in the second quarter of 2011 from $4.0 million in the second quarter of 2010. The $0.4 million decrease in expense was primarily due to improved performance of the investments that are used to fund our deferred compensation liability. Interest expense decreased slightly to $3.5 million during the second quarter of 2011 from $3.6 million during the second quarter of 2010. This slight decrease is the result of a decreased average interest rate during the period partially offset by a $0.5 million write-off of debt issue costs related to the credit facility that we recently refinanced.
Income Tax Expense
For the second quarter of 2011, we recognized income tax expense from continuing operations of $9.8 million on income from continuing operations of $19.2 million. For the second quarter of 2010, we recognized income tax expense from continuing operations of $2.0 million on income from continuing operations of $5.5 million. Our effective income tax rate increased to 50.8% in the second quarter of 2011 from 36.6% in the same period last year. The effective tax rate in the second quarter of 2011 was higher than the statutory rate, inclusive of state income taxes, due primarily to an increase in foreign losses with no tax benefit and an increase to the valuation allowance of $0.4 million, after it was determined during the quarter that it was more likely than not that these tax benefits would not be realized. The effective tax rate in the second quarter of 2010 was lower than the statutory rate, inclusive of state income taxes, due primarily to a true up of certain accruals related to uncertain tax positions and deferred tax liabilities based on updated information obtained in the second quarter.
Net Income from Continuing Operations
Net income from continuing operations was $9.5 million for the three months ended June 30, 2011 compared to net income from continuing operations of $3.5 million for the same period last year. The increase in net income from continuing operations was primarily due to the $23.3 million increase in revenues, the $4.3 million decrease in litigation settlement expense, and decreases in restructuring and restatement expenses, partially offset by the increases in direct costs, selling, general and administrative costs, and income tax expense. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the second quarter of 2011 was $0.44 compared to diluted earnings per share from continuing operations of $0.17 for the second quarter of 2010.
Discontinued Operations
Since December 31, 2009, we have undertaken several separate initiatives to divest practices within the Financial Consulting segment in order to enable us to devote more of our resources to the remaining businesses of the Company where we have a more substantial market presence. On September 30, 2010, we completed a sale of a portion of the D&I practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the Utilities practice. In December 2009, our Board approved a plan to divest the businesses that included the international operations of our Japan office and the Galt strategy business, which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 via a wind down of the business after discussions with a prospective buyer during the second quarter of 2010 ended without a sale of the operations. As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.”
Net income from discontinued operations was less than $0.1 million in the second quarter of 2011, compared to a net loss from discontinued operations of $1.1 million in the second quarter of 2010. See note “5. Discontinued Operations” of this Quarterly Report for further information about our discontinued operations.
Segment Results
Health and Education Consulting
Revenues
Health and Education Consulting segment revenues increased $22.1 million, or 26.4%, to $105.9 million for the second quarter of 2011 from $83.8 million for the second quarter of 2010. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 19.2%, 45.1%, 32.0% and 3.7% of this segment’s revenues during the three months ended June 30, 2011, respectively, compared to 23.5%, 53.2%, 20.0% and 3.3%, respectively, for the comparable period in 2010.
Of the overall $22.1 million increase in revenues, $23.2 million was attributable to our full-time billable consultants, partially offset by a decrease of $1.1 million related to our full-time equivalents. The increase in revenues reflected an increase in the overall demand for our services. Comparing the second quarter of 2011 to the second quarter of 2010, the Health and Education Consulting segment experienced an increase in the number of consultants, as well as increases in the average billing rate per hour and revenue per billable consultant. These increases were slightly offset by a small decrease in consultant utilization rate. Overall, performance-based revenues recognized in the period upon meeting performance criteria on several healthcare engagements represented $16.9 million of the increase in revenues. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achieving the performance-based criteria.
Operating Income
Health and Education Consulting segment operating income increased $9.0 million, or 31.1%, to $37.8 million in the three months ended June 30, 2011 from $28.8 million in the three months ended June 30, 2010. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 35.7% for the second quarter of 2011 from 34.4% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in direct costs as a percentage of revenues, offset by a slight increase in selling, general and administrative costs as a percentage of revenues.
Legal Consulting
Revenues
Legal Consulting segment revenues increased $6.0 million, or 17.7%, to $40.0 million for the second quarter of 2011 from $34.0 million for the second quarter of 2010. Revenues from time-and-expense engagements and fixed-fee engagements represented 94.7% and 5.3% of this segment’s revenues during the three months ended June 30, 2011, respectively, compared to 90.4% and 9.6%, respectively, for the comparable period in 2010.
Of the overall $6.0 million increase in revenues, $6.8 million was attributable to our full-time equivalents, partially offset by a decrease of $0.8 million attributable to our full-time billable consultants. The increase in revenues reflected an increase in demand, primarily for our document review and E-Discovery services. The number of full-time equivalents increased by 43.9% to 973 during the second quarter of 2011 compared to 676 during the second quarter of 2010. Revenue related to this increase was partially offset by a decrease in revenue per full-time equivalent. The full-time billable consultant average billing rate increased during the second quarter of 2011 compared to the second quarter of 2010. However, this increase was more than offset by a decrease in utilization rate.

Operating Income
Legal Consulting segment operating income increased $0.3 million, or 3.5%, to $9.6 million in the three months ended June 30, 2011 from $9.3 million in the three months ended June 30, 2010. Segment operating margin decreased to 24.1% for the second quarter of 2011 from 27.4% in the same period last year. The decrease in this segment’s operating margin was attributable to higher direct costs as a percentage of segment revenues, primarily related to higher expenses for our full-time equivalents. This increase in direct costs was partially offset by a decrease in sponsorship expense and a decrease in the salaries and related expenses of our support personnel as a percentage of segment revenues.
Financial Consulting
Revenues
Financial Consulting segment revenues decreased $4.7 million, or 26.3%, to $13.2 million for the second quarter of 2011 from $17.9 million for the second quarter of 2010. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 88.8%, 9.1% and 2.1% of this segment’s revenues during the second quarter of 2011, respectively. For the second quarter of 2010, time-and-expense engagements and fixed-fee engagements represented 94.6% and 5.4% of this segment’s revenues, respectively.
Of the overall $4.7 million decrease in revenues, $3.2 million was attributable to a decrease in revenues from our full-time equivalents and $1.5 million was attributable to a decrease in revenues from our full-time billable consultants. The $3.2 million decrease in full-time equivalent revenues was due to a decrease in demand for our variable, on-demand consultants.
Operating Income
Financial Consulting segment operating income decreased by $2.5 million, or 50.5%, to $2.5 million in the three months ended June 30, 2011 compared to $5.0 million in the three months ended June 30, 2010. Segment operating margin decreased to 18.6% for the second quarter of 2011 from 27.7% in the same period last year. This segment’s operating margin decreased primarily because of higher severance, contractor and technology expenses.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Revenues
Revenues increased $38.6 million, or 14.7%, to $302.0 million for the first half of 2011 from $263.4 million for the first half of 2010.
Of the overall $38.6 million increase in revenues, $34.9 million was attributable to our full-time billable consultants and $3.7 million was attributable to our full-time equivalents. The $34.9 million increase in full-time billable consultant revenues was primarily attributable to an increase in the demand for our services in our Health and Education Consulting segment. Our utilization, average billing rate and revenue per full-time billable consultant increased in the first half of 2011 compared to same period in 2010. The $3.7 million increase in full-time equivalent revenues resulted from increased use of contractors primarily within our Legal Consulting segment, partially offset by a decrease in demand for variable, on-demand consultants in our Financial Consulting segment.
Total Direct Costs
Our direct costs increased $20.7 million, or 12.3%, to $188.6 million in the six months ended June 30, 2011 from $167.9 million in the six months ended June 30, 2010. The increase was primarily related to a $14.8 million increase in salaries, benefit and bonus costs for our revenue generating professionals compared to the same period in the prior year. Additionally, a $1.9 million increase in contractor expenses, a $1.7 million increase in technology expenses, a $0.9 million increase in our provision for unbillable costs, and a $0.4 million increase in share-based compensation expense for our revenue generating professionals also contributed to the increase in direct costs. Share-based compensation expense increased to $7.1 million in the first half of 2011 compared to $6.7 million in the first half of 2010.
Total direct costs for the six months ended June 30, 2011 included $2.8 million of intangible assets amortization expense, primarily representing customer-related assets and software. This was an increase of $1.0 million compared to the same period in the prior year.

Operating Expenses
Selling, general and administrative expenses increased $4.0 million, or 7.0%, to $62.1 million in the first half of 2011 from $58.1 million in the first half of 2010. The increase in selling, general and administrative expense in the six months ended June 30, 2011 compared to the same period in the prior year was primarily related to a $2.2 million increase in salaries, benefits and bonus expense for our non-revenue generating professionals, a $1.4 million increase in promotion and sponsorships, a $1.1 million increase in expenses related to practice administration and meetings, a $0.8 million increase in recruiting, a $0.8 million increase in training and an overall increase in miscellaneous business expenses, partially offset by a $2.9 million decrease in legal expenses and a $0.3 million decrease in share-based compensation expense for our non-revenue generating professionals.
In the first half of 2011, we recorded $1.0 million of restructuring expenses related to the exit of excess office space in Chicago, as well as severance charges related to actions taken to better align our resources with market demand. The charge related to excess office space was primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, partially offset by future sublease income which we calculated based on certain sublease assumptions.
Expenses incurred in connection with our restatement, discussed above under “Restatement of Previously-Issued Financial Statements,” decreased by $0.2 million to $3.0 million in the first half of 2011 from $3.2 million in the same period in 2010. These expenses primarily consisted of legal fees.
Litigation settlement expense was $1.1 million for the six months ended June 30, 2011. In the fourth quarter of 2010, we entered into a proposed Class Action Settlement and recorded a non-cash charge of $12.6 million representing the fair value of the Settlement Shares based on the closing market price of our common stock on December 31, 2010. The $1.1 million non-cash charge recorded in the first half of 2011 represents the change in fair value of the Settlement Shares during the period through the date of share issuance on June 6, 2011. See note “14. Commitments, Contingencies and Guarantees” for a full description of the litigation matter and related settlement. In the first half of 2010 we settled an unrelated litigation matter, which resulted in a litigation settlement charge of $4.8 million during that period.
Depreciation and amortization expense decreased by $0.8 million, or 8.1%, to $8.7 million in the six months ended June 30, 2011 from $9.5 million in the six months ended June 30, 2010. This decrease was primarily attributable to a reduction in amortization expense for certain intangible assets that became fully amortized prior to the first half of 2011. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.
Operating Income
Operating income increased $17.5 million, or greater than 100%, to $34.5 million in the first half of 2011 from $17.0 million in the first half of 2010. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 11.4% in the six months ended June 30, 2011 compared to 6.5% in the six months ended June 30, 2010. The increase in operating margin was primarily attributable to decreases in direct costs, operating expenses, and litigation settlement expense as a percentage of revenues.
Other Expense
Other expense increased $0.4 million, or 5.1%, to $7.1 million in the first half of 2011 from $6.7 million in the first half of 2010. The $0.4 million increase was primarily attributable a $0.6 million increase in interest expense to $7.1 million for the first six months of 2011 from $6.5 million for the same period in 2010, due primarily to a $0.5 million write-off of debt issue costs related to the credit facility that we recently refinanced, offset by a $0.2 million decrease in other expense. The $0.2 million decrease in other expense was primarily attributable to improved performance of the investments that are used to fund our deferred compensation liability.
Income Tax Expense
For the first half of 2011, we recognized income tax expense from continuing operations of $14.0 million on income from continuing operations of $27.4 million. For the first half of 2010, we recognized income tax expense from continuing operations of $4.1 million on income from continuing operations of $10.3 million. Our effective income tax rate increased to 51.0% in the first half of 2011 from 39.7% in the same period last year. The effective tax rate in the first half of 2011 was higher than the statutory rate, inclusive of state income taxes, due primarily to an increase in foreign losses with no tax benefit and an increase to the valuation allowance of $0.4 million, after it was determined during the period that it was more likely than not that these tax benefits would not be realized. The effective tax rate in the first half of 2010 was lower than the statutory rate, inclusive of state income taxes, due primarily to a true up of certain accruals related to uncertain tax positions and deferred tax liabilities based on updated information obtained in the second quarter.
Net Income from Continuing Operations
Net income from continuing operations was $13.4 million for the six months ended June 30, 2011 compared to net income from continuing operations of $6.2 million for the same period last year. The $7.2 million increase in net income from continuing operations was primarily due to the $38.6 million increase in revenues and $3.7 million decrease in litigation settlement expense, partially offset by increases in direct costs, operating expenses and income tax expense, as discussed above. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the six months ended June 30, 2011 was $0.63 compared to diluted earnings per share of $0.30 for the six months ended June 30, 2010.
Discontinued Operations
Since December 31, 2009, we have undertaken several separate initiatives to divest practices within the Financial Consulting segment in order to enable us to devote more of our resources to the remaining businesses of the Company where we have a more substantial market presence. On September 30, 2010, we completed a sale of a portion of the D&I practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the Utilities practice. In December 2009, our Board approved a plan to divest the businesses that included the international operations of our Japan office and the Galt strategy business, which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 via a wind down of the business after discussions with a prospective buyer during the second quarter of 2010 ended without a sale of the operations. As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.”
Net income from discontinued operations was $0.1 million in the first half of 2011, compared to a net loss from discontinued operations of $1.3 million in the first half of 2010. See note “5. Discontinued Operations” of this Quarterly Report for further information about our discontinued operations.
Segment Results
Health and Education Consulting
Revenues
Health and Education Consulting segment revenues increased $36.2 million, or 22.5%, to $196.9 million for the first half of 2011 from $160.7 million for the first half of 2010. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 20.7%, 51.3%, 24.2% and 3.8% of this segment’s revenues during the six months ended June 30, 2011, respectively, compared to 23.5%, 54.4%, 18.7% and 3.4%, respectively, for the comparable period in 2010.
The $36.2 million increase in revenues was almost entirely attributable to our full-time billable consultants. The increase in revenues reflected an increase in the overall demand for our services. The Health and Education Consulting segment experienced an increase in the number of consultants, average billing rate and utilization during the six months ended June 30, 2011 as compared to the same period in 2010. Performance-based revenues recognized in the period upon meeting performance criteria on several healthcare engagements represented $17.6 million of the increase in revenues. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results due to the timing of achieving the performance-based criteria.
Operating Income
Health and Education Consulting segment operating income increased $14.2 million, or 28.6%, to $64.1 million in the six months ended June 30, 2011 from $49.9 million in the six months ended June 30, 2010. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 32.6% for the first half of 2011 from 31.0% in the same period last year. The increase in this segment’s operating margin was attributable to decreases in direct costs as a percentage of segment revenues, offset slightly by an increase in selling, general and administrative costs as a percentage of segment revenues.

Legal Consulting
Revenues
Legal Consulting segment revenues increased by $10.2 million, or 15.3%, to $77.3 million for the first half of 2011 from $67.1 million for the first half of 2010. Revenues from time-and-expense engagements and fixed-fee engagements represented 92.5% and 7.5% of this segment’s revenues during the six months ended June 30, 2011, respectively, compared to 91.6% and 8.4%, respectively, for the comparable period in 2010.
Of the overall $10.2 million increase in revenues, $10.8 million was attributable to our full-time equivalents, offset by a $0.6 million decrease in revenues attributable to our full-time billable consultants. The increase in revenues reflected an increase in demand primarily for our document review and E-Discovery services. The average number of full-time equivalents increased by 37% to 919 during the first half of 2011 compared to 671 during the corresponding period in 2010. Revenue related to this increase was partially offset by a decrease in revenue per full-time equivalent. In the first half of 2011, the average billing rate and revenue per full-time billable consultant increased for this segment, while the utilization rate decreased compared to the same period in the prior year.
Operating Income
Legal Consulting segment operating income increased $2.5 million, or 15.0%, to $19.2 million in the six months ended June 30, 2011 from $16.7 million in the six months ended June 30, 2010. Segment operating margin was 24.9% in both the first half of 2011 and 2010. Both direct costs and selling, general and administrative costs remained consistent as a percentage of segment revenues when comparing the first half of 2011 to the same period in 2010.
Financial Consulting
Revenues
Financial Consulting segment revenues decreased $7.8 million, or 21.9%, to $27.8 million for the first half of 2011 from $35.6 million for the first half of 2010. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 91.1%, 7.7% and 1.2% of this segment’s revenues during the six months ended June 30, 2011, respectively. For the six months ended June 30, 2010, time-and-expense engagements and fixed-fee engagements represented 96.4% and 3.6% of this segments revenues, respectively.
Of the overall $7.8 million decrease in revenues, $7.3 million was attributable to our full-time equivalents and $0.5 million was attributable to our full-time billable consultants. The $7.3 million decrease in full-time equivalent revenues was primarily due to a decrease in demand for our variable, on-demand consultants.
Operating Income
Financial Consulting segment operating income decreased by $3.7 million, or 38.5%, to $5.8 million in the six months ended June 30, 2011 compared to $9.5 million in the six months ended June 30, 2010. Segment operating margin decreased to 20.9% for the first half of 2011 from 26.6% in the same period last year. The decrease in this segment’s operating margin was attributable to increases in severance, contractor and technology expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $3.0 million, from $6.3 million at December 31, 2010 to $3.3 million at June 30, 2011. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.
Cash flows provided by operating activities totaled $32.1 million for the six months ended June 30, 2011, compared to cash used in operating activities of $14.0 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses and benefits to employees affect these account balances. The increase in cash provided by operations in the first six months of 2011 compared to cash used in operations for the first six months of 2010 was primarily attributable to higher net income and a decrease in the amount paid for annual performance bonuses during the first quarter of 2011 as compared to the same period in the prior year, partially offset by an increase in unbilled services.

Cash used in investing activities was $30.7 million for the six months ended June 30, 2011 and $61.4 million for the same period in the prior year. The use of cash in both periods primarily consisted of payments for acquired businesses totaling $23.9 million and $63.2 million in the first six months of 2011 and 2010, respectively. These payments for acquired businesses were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired. The use of cash in the first six months of 2011 and 2010 also included purchases of property and equipment needed to meet the ongoing needs relating to the hiring of additional employees and supporting our operations. We estimate that the cash utilized for capital expenditures in 2011 will be approximately $15.0 million, primarily for information technology related equipment and software and leasehold improvements. We also expect to continue to invest in capital expenditures related to our document review and processing business for information technology related equipment and software.
On April 14, 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement (the “Agreement”) with various financial institutions including Bank of America, N.A., as lender, administrative agent and collateral agent for the lenders; JPMorgan Chase Bank, N.A., as lender and syndication agent; PNC Bank, National Association, Harris N.A. and KeyBank National Association as lenders and Co-Documentation Agents; Fifth Third Bank, The Northern Trust Company, RBS Citizens, N.A., The PrivateBank and Trust Company, FirstMerit Bank, N.A., and Northbrook Bank & Trust Company as lenders (collectively the “Lenders”); and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers. The Agreement replaces the Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein.
The Agreement consists of a senior secured credit facility in an aggregate principal amount of $350.0 million comprised of a five-year revolving credit facility (“Revolver”) under which the Company may borrow from time to time up to $150.0 million and a $200.0 million five-year term loan facility (“Term Loan”) which was funded in a single advance on the closing date. The Agreement provides for the option to increase the revolving credit facility in an aggregate amount of up to $50 million subject to certain requirements as defined in the Agreement. The proceeds of the senior secured credit facility were used to refinance existing indebtedness, and will continue to be used for working capital, capital expenditures, and other lawful corporate purposes.
As discussed under note “8. Borrowings”, the obligations under the Agreement are secured pursuant to a Security Agreement and a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.
The borrowing capacity under the Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At June 30, 2011, outstanding letters of credit totaled $5.9 million and are primarily used as security deposits for our office facilities. As of June 30, 2011, the borrowing capacity under the Agreement was $86.3 million.
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
The Term Loan is subject to scheduled quarterly amortization payments equal to 7.5% of the original principal balance in year one, 10.0% in year two, 12.5% in years three and four, and 57.5% in year five, as set forth in the Agreement. The maturity date for the Term Loan is April 14, 2016, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver will be due upon expiration of the Agreement on April 14, 2016.
Under the Agreement, dividends are restricted to an amount up to 50% of consolidated net income (adjusted for non-cash share-based compensation expense) for such fiscal year, plus 50% of net cash proceeds during such fiscal year with respect to any issuance of capital securities. In addition, certain acquisitions and similar transactions need to be approved by the lenders.
The Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At June 30, 2011, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.01 to 1.00, a leverage ratio of 2.04 to 1.00, and net worth greater than $150 million. In addition, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants of the Agreement discussed above at future covenant measurement dates.

During the first six months of 2011, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired. We also made borrowings to fund our daily operations, including costs related to the restatement matters. During the first six months of 2011, the average daily outstanding balance under our credit facility was $270.7 million. Borrowings outstanding under this credit facility at June 30, 2011 totaled $254.0 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2016 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted-average interest rate of 3.6% including the effect of the interest rate swap described below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Borrowings outstanding at December 31, 2010 totaled $257.0 million and carried a weighted average interest rate of 4.5% including the effect of the interest rate swap.
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
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in our contractual obligations since December 31, 2010 except as described below:
•	In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration, and the aggregate amount that potentially may be paid could be significant. During the first six months of 2011, we paid additional purchase consideration to selling shareholders of businesses that we acquired as financial performance targets were met in 2010. The aggregate purchase consideration paid related to the achievement of financial performance targets in 2010 totaled $22.1 million. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $30 million for the year ending December 31, 2011.
•	During the first six months of 2011, our long-term borrowings decreased from $257.0 million as of December 31, 2010 to $254.0 million as of June 30, 2011.
OFF-BALANCE SHEET ARRANGEMENTS
Except for operating leases, we have not entered into any off-balance sheet arrangements.
NEW ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in the first quarter of 2012. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.
In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for the Company beginning in the first quarter of 2012. The Company does not believe the adoption of this update will have a material impact on its consolidated financial statements.
In January 2010, the FASB issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires disclosure of details of significant transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also clarifies the existing disclosure requirements for the level of disaggregation of fair value measurements and the disclosures on inputs and valuation techniques. We adopted these provisions effective January 1, 2010. In addition, the guidance also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. We adopted this additional guidance pertaining to Level 3 fair value measurements effective January 1, 2011. The adoption did not have a significant impact on our consolidated financial statements.
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
Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At June 30, 2011, we had borrowings outstanding totaling $254.0 million that carried a weighted-average interest rate of 3.6%. A hypothetical one percent change in this interest rate would have a $2.5 million effect on our pre-tax income.
On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this interest rate swap to hedge against the risk of changes in future cash flows related to changes in interest rate on $100.0 million of the total variable-rate borrowings outstanding under our credit facility. Under the terms of the agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively fixed our LIBOR-based rate for $100.0 million of our debt beginning on March 31, 2009 and through February 23, 2012. Including the impact of the swap, the effective interest rate on $100.0 million of our debt was 4.5% as of June 30, 2011.
We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of June 30, 2011.
From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In August 2009, the SEC commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. We also conducted a separate inquiry, in response to the initial inquiry from the SEC, into the allocation of time within a certain practice group. This matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigations with respect to the restatement and the allocation of time within a certain practice group are ongoing. We are cooperating fully with the SEC in its investigations. As often happens in these circumstances, the USAO for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO.
In addition, the following purported shareholder class action complaints were filed in connection with our restatement in the United States District Court for the Northern District of Illinois: (1) a complaint in the matter of Jason Hughes v. Huron Consulting Group Inc., Gary E. Holdren and Gary L. Burge, filed on August 4, 2009; (2) a complaint in the matter of Dorothy DeAngelis v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (3) a complaint in the matter of Noel M. Parsons v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on August 5, 2009; (4) a complaint in the matter of Adam Liebman v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 5, 2009; (5) a complaint in the matter of Gerald Tobin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and PricewaterhouseCoopers LLP, filed on August 7, 2009; (6) a complaint in the matter of Gary Austin v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 7, 2009; and (7) a complaint in the matter of Thomas Fisher v. Huron Consulting Group Inc., Gary E. Holdren, Gary L. Burge, Wayne Lipski and PricewaterhouseCoopers LLP, filed on September 3, 2009. On October 6, 2009, plaintiff Thomas Fisher voluntarily dismissed his complaint. On November 16, 2009, the remaining suits were consolidated and the Public School Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Public Employees Retirement System, the City of Boston Retirement Board, the Cambridge Retirement System and the Bristol County Retirement System were appointed Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 29, 2010. The consolidated complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against Huron Consulting Group Inc., Gary Holdren and Gary Burge and claims under Section 20(a) of the Exchange Act against Gary Holdren, Gary Burge and Wayne Lipski. The consolidated complaint contends that the Company and the individual defendants issued false and misleading statements regarding the Company’s financial results and compliance with GAAP. Lead Plaintiffs request that the action be declared a class action, and seek unspecified damages, equitable and injunctive relief, and reimbursement for fees and expenses incurred in connection with the action, including attorneys’ fees. On March 30, 2010, Huron, Gary Burge, Gary Holdren and Wayne Lipski jointly filed a motion to dismiss the consolidated complaint. On August 6, 2010, the Court denied the motion to dismiss. On December 6, 2010, we reached an agreement in principle with Lead Plaintiffs to settle the litigation (“the Class Action Settlement”), pursuant to which the plaintiffs will receive total consideration of approximately $39.6 million, comprised of $27.0 million in cash and the issuance by the Company of 474,547 shares of our common stock (the “Settlement Shares”). The proposed Class Action Settlement received final Court approval and the case was terminated on May 6, 2011. The Settlement Shares were issued on June 6, 2011. The settlement contained no admission of wrongdoing.
The Settlement Shares had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. During the first six months of 2011, we recorded an additional $1.1 million non-cash charge related to the Settlement Shares to reflect the change in fair value of the Settlement Shares through June 6, 2011, the date of issuance, resulting in a cumulative non-cash charge of $13.7 million. In accordance with the proposed settlement, in the fourth quarter of 2010 we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers in the first quarter of 2011, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with Accounting Standards Codification Topic 210-20-45, “Other Presentation Matters”. The total amount of insurance coverage under the related policy was $35.0 million, and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment discussed above. As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of legal fees expended on the finalization of the Class Action Settlement or any amounts (including any damages, settlement costs or legal fees) with respect to the SEC investigation with respect to the restatement, the USAO’s request for certain documents and the purported private shareholder class action lawsuit and derivative lawsuits in respect of the restatement (collectively, the “restatement matters”).
The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement, since consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009 (the “Peters suit”) and; (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009 (the “Hacias suit”). The consolidated cases are captioned “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation”. On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleges claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010. On October 25, 2010, the Court granted Huron’s motion to dismiss and dismissed plaintiffs’ consolidated complaint with prejudice. On November 19, 2010, plaintiffs filed a notice of appeal of the dismissal to the Appellate Court of Illinois.
The Company has also been named as a nominal defendant in three Federal derivative suits filed in connection with the Company’s restatement, since consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009: (1) a complaint in the matter of Oakland County Employees’ Retirement System, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski and each of the members of the Board of Directors, filed on October 7, 2009 (the “Oakland suit”); (2) a complaint in the matter of Philip R. Wilmore, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Wilmore suit”); and (3) a complaint in the matter of Lawrence J. Goelz, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, David M. Shade, and each of the members of the Board of Directors, filed on October 12, 2009 (the “Goelz suit”). Oakland County Employees’ Retirement System, Philip R. Wilmore and Lawrence J. Goelz have been named Lead Plaintiffs. Lead Plaintiffs filed a consolidated complaint on January 15, 2010. The consolidated complaint asserts claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Lead Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, restitution from all defendants and disgorgement of all profits, benefits or other compensation obtained by the defendants and reimbursement for fees and expenses incurred in connection with the suit, including attorneys’ fees. On April 7, 2010, the Court denied Huron’s motion to stay the Federal derivative suits. On April 8, 2010, Huron filed a motion to stay discovery proceedings in the derivative suits, pursuant to the Private Securities Litigation Reform Act, pending the resolution of Huron’s motion to dismiss plaintiffs’ consolidated complaint. The Court granted Huron’s motion to stay discovery proceedings in the derivative suits on April 12, 2010. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 27, 2010. Huron’s motion to dismiss was granted, judgment entered and the case closed on September 7, 2010. On October 5, 2010, plaintiffs moved for relief from judgment and for leave to file a first amended complaint. The Court granted plaintiffs’ motion on October 12, 2010, and plaintiffs filed their amended complaint that same day. Defendants moved to dismiss plaintiffs’ amended complaint on November 5, 2010. On March 22, 2011, the Court granted defendants’ motion to dismiss and dismissed plaintiffs’ amended complaint with prejudice. Plaintiffs did not appeal the Court’s dismissal.
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

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc., and others under the Federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The Federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the Federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the Federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and is also seeking to recover an unspecified amount of civil penalties. On June 20, 2011, Huron filed a motion to dismiss under the FCA public disclosure jurisdictional bar, contending that relator’s action is barred because it is based upon publicly disclosed information and relator cannot qualify as an original source. The motion to dismiss is currently pending. The suit is in the pre-trial stage and no trial date has been set. We believe that the claims are without merit and intend to vigorously defend ourselves in this matter.
From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to or threatened with any other litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect individually or in the aggregate on our financial position or results of operations, except for the matters discussed above. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.
ITEM 1A. RISK FACTORS
In addition to the risk factors described below, see “Risk Factors” in our 2010 annual report on Form 10-K for a complete description of the material risks we face.
On August 17, 2009, we restated our financial statements for the years ended 2006, 2007 and 2008 and the first quarter of 2009. Thereafter, the SEC commenced an investigation into the facts and circumstances of the restatement, the United States Attorney’s Office for the Northern District of Illinois (“USAO”) requested certain documents related to the restatement and private plaintiffs brought a purported shareholder class action litigation, which has now been settled, and derivative litigation with respect to the restatement (the “restatement matters”). The remaining restatement matters, together with the reputational issues raised by the restatement, could have a material adverse effect on our business, prospects, cash flow, overall liquidity, results of operations or financial condition.
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
The SEC is conducting an investigation with respect to the restatement. In addition, as often happens in these circumstances, shortly after the filing of our restated financial statements, the USAO contacted our counsel and made a telephonic request for copies of certain documents that we previously provided to the SEC. Further, several purported private shareholder class action lawsuits and federal and state derivative lawsuits have been filed in respect of the restatement. The purported class action lawsuits have been settled and the federal derivative lawsuits have been dismissed with prejudice and can no longer be appealed. The state derivative lawsuits, which have been consolidated, were dismissed by the court with prejudice last year but the plaintiffs have filed a notice of appeal which remains outstanding.
The settlement of the purported class action received final approval from the court and the case was terminated on May 6, 2011. Pursuant to the settlement, plaintiffs received total consideration of approximately $39.6 million, comprised of $27.0 million in cash and the issuance by the Company of 474,547 shares of our common stock. The cash portion of the consideration was funded in its entirety by our insurance carriers. The total amount of insurance coverage under the related policy was $35.0 million, and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment in the settlement. As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of legal fees expended on the remaining restatement matters.
While we are fully cooperating with the SEC in its investigation with respect to the restatement, have voluntarily provided to the USAO the requested documents, and intend to vigorously defend the remaining derivative lawsuit, these remaining restatement matters subject us to a number of additional risks, including:
•	the diversion of management’s time, attention and resources from managing and marketing our Company;

•	increased costs and expenses to address the remaining restatement matters and the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts resulting from actions or findings by the SEC or the USAO or pursuant to rulings, orders or judgments by the courts with jurisdiction over the remaining derivative lawsuit, none of which will be covered by our insurance carriers; and

•	additional damage to our reputation as these matters are concluded that may further heighten the risks described above.
Given the uncertain nature of the remaining restatement matters and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the remaining restatement matters, we are unable to predict the ultimate outcome of the remaining restatement matters, determine whether any additional liability other than those described above has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome in the remaining restatement matters. Any such additional liability could be material.
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
On April 14, 2011, we entered into the Security Agreement in connection with our entry into the Amended and Restated Credit Agreement, dated as of April 14, 2011 (the “Credit Agreement”). Pursuant to the Security Agreement and to secure our obligations under the Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. This first-priority lien is in addition to the existing pledge (the “Equity Pledge”) that we previously granted to our lenders of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries. If we default on our obligations under the Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Equity Pledge and on their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition and liquidity.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable rate debt, and could adversely affect our financial results.
At June 30, 2011, we had outstanding borrowings totaling $254.0 million compared to $257.0 million at December 31, 2010. Our substantial indebtedness could have meaningful consequences for us, including:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2011, we re-acquired 3,285 shares of common stock with a weighted-average fair market value of $28.40 as a result of such tax withholdings as presented in the table below.

	Total Number of			Maximum
	Shares Redeemed	Weighted-	Total Number of	Number of Shares
	to Satisfy	Average Fair	Shares Purchased	that May Yet Be
	Employee Tax	Market Value	as Part of Publicly	Purchased Under
	Withholding	Per Share	Announced Plans	the Plans or
Period	Requirements	Redeemed	or Programs	Programs

April 2011	1,176	$27.69	N/A	N/A
May 2011	2,109	$28.80	N/A	N/A
June 2011	—	$—	N/A	N/A

Total	3,285	$28.40	N/A	N/A

N/A — Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.
[Removed and Reserved]
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

		Filed	Incorporated by Reference
Exhibit		here-		Period		Filing
Number	Exhibit Description	with	Form	Ending	Exhibit	Date

3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		8-K		3.1	04/14/11

4.1	Specimen Stock Certificate.		S-1 (File No. 333-115434)		4.1	10/5/04

10.1	Senior Management Agreement by and between Huron Consulting Group Inc. and Diane E. Ratekin.		8-K		10.1	3/22/11

10.2	Amended and Restated Credit Agreement, dated as of April 14, 2011, among Huron Consulting Group Inc., as the Company, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Harris Bank and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.		8-K		10.1	4/19/11

10.3	Amended and Restated Security Agreement, dated as of April 14, 2011.		8-K		10.2	4/19/11

10.4	Amended and Restated Pledge Agreement, dated as of April 14, 2011.		8-K		10.3	4/19/11

10.5	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.		8-K		10.1	7/19/11

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

		Filed	Incorporated by Reference
Exhibit		here-		Period		Filing
Number	Exhibit Description	with	Form	Ending	Exhibit	Date
101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc. (Registrant)

Date: July 28, 2011	/s/ C. Mark Hussey C. Mark Hussey
Executive Vice President, Chief Financial
Officer and Treasurer