Form 10-Q
period 2011-09-30
Huron Consulting Group Inc.
filed 2011-11-03
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 22,634,419 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,473	$6,271
Receivables from clients, net	107,240	91,389
Unbilled services, net	57,281	33,076
Income tax receivable	1,948	4,896
Deferred income taxes, net	16,701	19,853
Insurance recovery receivable	—	27,000
Prepaid expenses and other current assets	13,424	15,653
Current assets of discontinued operations	—	2,476

Total current assets	198,067	200,614
Property and equipment, net	32,012	32,935
Deferred income taxes, net	9,740	12,440
Other non-current assets	13,034	10,575
Intangible assets, net	19,802	26,205
Goodwill	482,644	506,214

Total assets	$755,299	$788,983

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,256	$8,310
Accrued expenses	26,363	28,881
Accrued payroll and related benefits	46,967	45,184
Accrued consideration for business acquisitions, current portion	4,011	25,013
Accrued litigation settlement	—	39,552
Income tax payable	85	451
Deferred revenues	32,187	18,069
Current liabilities of discontinued operations	—	699

Total current liabilities	120,869	166,159
Non-current liabilities:
Deferred compensation and other liabilities	5,138	6,282
Accrued consideration for business acquisitions, net of current portion	1,972	3,847
Bank borrowings	233,750	257,000
Deferred lease incentives	6,449	7,323

Total non-current liabilities	247,309	274,452

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,208,112 and 23,221,287 shares issued at September 30, 2011 and December 31, 2010, respectively	232	222
Treasury stock, at cost, 1,570,789 and 1,343,201 shares at September 30, 2011 and December 31, 2010, respectively	(73,152)	(65,675)
Additional paid-in capital	394,806	363,402
Retained earnings	66,397	52,383
Accumulated other comprehensive loss	(1,162)	(1,960)

Total stockholders’ equity	387,121	348,372

Total liabilities and stockholders’ equity	$755,299	$788,983

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues and reimbursable expenses:
Revenues	$158,864	$145,442	$460,884	$408,838
Reimbursable expenses	14,202	12,860	41,774	36,849

Total revenues and reimbursable expenses	173,066	158,302	502,658	445,687

Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	97,030	87,250	285,592	255,194
Intangible assets amortization	1,309	886	4,111	2,659
Reimbursable expenses	14,064	12,920	41,879	36,915

Total direct costs and reimbursable expenses	112,403	101,056	331,582	294,768

Operating expenses:
Selling, general and administrative	28,215	26,658	90,359	84,750
Restructuring charge	394	295	1,379	1,460
Restatement related expenses	845	1,056	3,870	4,243
Litigation settlements, net	—	—	1,096	4,764
Depreciation and amortization	5,065	4,608	13,764	14,074
Goodwill impairment charge	23,900	—	23,900	—

Total operating expenses	58,419	32,617	134,368	109,291

Operating income	2,244	24,629	36,708	41,628
Other income (expense):
Interest (expense), net of interest income	(2,762)	(4,040)	(9,869)	(10,548)
Other income (expense)	(571)	261	(532)	43

Total other expense	(3,333)	(3,779)	(10,401)	(10,505)

Income (loss) from continuing operations before income tax expense (benefit)	(1,089)	20,850	26,307	31,123
Income tax expense (benefit)	(1,242)	9,797	12,727	13,875

Net income from continuing operations	153	11,053	13,580	17,248
Income (loss) from discontinued operations (including gain on disposal of $1.2 million for the three and nine months ended September 30, 2010), net of tax	336	(3,603)	434	(4,909)

Net income	$489	$7,450	$14,014	$12,339

Net earnings (loss) per basic share:
Income from continuing operations	$—	$0.54	$0.64	$0.84
Income (loss) from discontinued operations, net of tax	$0.02	$(0.18)	$0.02	$(0.24)

Net income	$0.02	$0.36	$0.66	$0.60

Net earnings (loss) per diluted share:
Income from continuing operations	$—	$0.53	$0.63	$0.83
Income (loss) from discontinued operations, net of tax	$0.02	$(0.17)	$0.02	$(0.23)

Net income	$0.02	$0.36	$0.65	$0.60

Weighted average shares used in calculating earnings (loss) per share:
Basic	21,551	20,619	21,224	20,484
Diluted	21,968	20,849	21,535	20,702

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2010	22,241,429	$222	(1,420,935)	$(65,675)	$363,402	$52,383	$(1,960)	$348,372
Comprehensive income:
Net income						14,014		14,014
Foreign currency translation adjustment, net of tax							257	257
Unrealized gain on cash flow hedging instrument, net of tax							541	541

Total comprehensive income								14,812
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	413,275	4	(90,353)	(4,851)	4,847			—
Exercise of stock options	27,425	1			218			219
Settlement of class action lawsuit	474,547	5			13,643			13,648
Share-based compensation					14,174			14,174
Shares redeemed for employee tax withholdings			(93,985)	(2,626)				(2,626)
Income tax deficit on share-based compensation					(1,478)			(1,478)

Balance at September 30, 2011	23,156,676	$232	(1,605,273)	$(73,152)	$394,806	$66,397	$(1,162)	$387,121

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$14,014	$12,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,875	16,840
Share-based compensation	14,149	16,681
Allowances for doubtful accounts and unbilled services	(1,542)	4,408
Deferred income taxes	3,802	2,704
Loss on disposal of property and equipment	20	198
Gain on sale of business	—	(1,232)
Goodwill impairment charge	23,900	—
Non-cash portion of litigation settlement	1,096	—
Changes in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables from clients	(15,885)	4,273
Increase in unbilled services	(21,148)	(16,968)
Decrease in current income tax receivable, net	2,294	8,778
Decrease in other assets	1,374	20
Decrease in accounts payable and accrued liabilities	(937)	(1,717)
Increase (decrease) in accrued payroll and related benefits	1,725	(37,412)
Increase in deferred revenues	14,116	2,000

Net cash provided by operating activities	54,853	10,912

Cash flows from investing activities:
Purchases of property and equipment, net	(10,473)	(4,691)
Net (investment in) surrender of life insurance policies	(143)	540
Purchases of businesses	(23,866)	(65,230)
Sale of business	—	7,942

Net cash used in investing activities	(34,482)	(61,439)

Cash flows from financing activities:
Proceeds from exercise of stock options	219	40
Shares redeemed for employee tax withholdings	(2,626)	(1,379)
Tax benefit from share-based compensation	211	720
Proceeds from borrowings under credit facility	230,000	297,500
Repayments on credit facility	(253,250)	(247,000)
Payments of capital lease obligations	(55)	(215)

Net cash (used in) provided by financing activities	(25,501)	49,666

Effect of exchange rate changes on cash	256	1,147

Net increase (decrease) in cash and cash equivalents	(4,874)	286
Cash and cash equivalents at beginning of the period (1)	6,347	6,459

Cash and cash equivalents at end of the period (2)	$1,473	$6,745

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of common stock in connection with settlement of class action lawsuit	$13,648	$—

(1)	Cash and cash equivalents presented herein includes $0.1 million and $0.7 million of cash and cash equivalents classified as discontinued operations as of December 31, 2010, and 2009, respectively.
(2)	Cash and cash equivalents presented herein includes $0 million and $0.5 million of cash and cash equivalents classified as discontinued operations as of September 30, 2011 and 2010, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

1.	Description of Business

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

The accompanying unaudited consolidated financial statements reflect the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2011 and 2010. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011.

Certain amounts reported in the previous year have been reclassified to conform to the 2011 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

We recorded an adjustment related to a prior period that increased our loss from continuing operations before income tax benefit for the three month period ended September 30, 2011 by $1.0 million. The adjustment, which was recorded as a decrease in revenues from full-time billable consultants, reflects the correction of an error in how we accounted for one project under the percentage-of-completion method as of March 31, 2011 and June 30, 2011. Had this adjustment been recorded properly in all periods, net income from continuing operations for the three month period ended March 31, 2011 would have decreased by $0.2 million, or $0.01 per diluted share, net income from continuing operations for the three month period ended June 30, 2011 would have decreased by $0.4 million or $0.02 per diluted share and net income from continuing operations for the three month period ended September 30, 2011 would have increased by $0.6 million, or $0.03 per diluted share. This adjustment has no impact on our year-to-date results as of September 30, 2011. After evaluating the qualitative and quantitative aspects of this adjustment, we concluded that our previously issued financial statements for the first and second quarters of 2011, were not materially misstated and the effect of recognizing this adjustment during the third quarter of 2011 is not material for the period then ended.

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

In addition, several purported private shareholder class action lawsuits and federal and state derivative lawsuits have been filed in respect of the restatement. The purported class action lawsuits have been settled and the federal derivative lawsuits have been dismissed with prejudice and can no longer be appealed. The state derivative lawsuits, which have been consolidated, were dismissed by the Court with prejudice last year but the plaintiffs have filed a notice of appeal which remains outstanding. See Note 14 “Commitments, Contingencies and Guarantees” for a discussion of the SEC investigation, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits that occurred as a result of the restatement.

For the three and nine months ended September 30, 2011, expenses incurred in connection with the restatement totaled $0.8 million and $3.9 million, respectively. For the three and nine months ended September 30, 2010, expenses incurred in connection with the restatement totaled $1.1 million and $4.2 million, respectively. In both the 2011 and 2010 periods, restatement related expenses were primarily comprised of legal fees.

4.	New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350),” which simplifies the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. This guidance will be effective for the Company beginning in the first quarter of 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in the first quarter of 2012. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.

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

Since December 31, 2009, we have undertaken several separate initiatives to divest certain practices within the Financial Consulting segment in order to enable us to devote more of our resources to the remaining businesses of the Company where we have a more substantial market presence. On September 30, 2010, we completed a sale of a portion of the Disputes and Investigations (“D&I”) practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the utilities consulting (“Utilities”) practice. In December 2009, our Board approved a plan to divest the businesses that included the international operations of our Japan office (“Japan”) and the strategy business MS Galt & Co. LLC (“Galt”), which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 by winding down the business.

As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.”. Amounts previously reported have been reclassified to conform to this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 aggregate amounts associated with the discontinued operations as described above.

Summarized operating results of discontinued operations are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$36	$4,089	$423	$26,470
Income (loss) from discontinued operations before income tax expense (1)	$68	$(3,813)	$130	$(6,831)
Net income (loss) from discontinued operations	$336	$(3,603)	$434	$(4,909)

(1)	Includes restructuring related charges of $2.5 million and $5.1 million for the three and nine months ended September 30, 2010, respectively, related to the exit of the D&I practice and Japan operations.

The revenues recognized for discontinued operations during the nine months ended September 30, 2011 are primarily attributable to the collection of certain receivables that were previously fully reserved. Also contributing to net income for discontinued operations during the three and nine months ended September 30, 2011 was a tax benefit of $0.3 million for deductions attributable to certain of our discontinued operations.

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the Consolidated Balance Sheet as of December 31, 2010 are presented in the following table. There were no significant assets or liabilities aggregated in discontinued operations in the Consolidated Balance Sheet as of September 30, 2011.

December 31, 2010
Assets
Cash	$76
Receivables from clients, net	940
Other current assets	1,460

Total current assets	2,476
Other non-current assets	—

Total assets	$2,476

Liabilities
Accrued payroll and related benefits	$70
Income tax payable	301
Accounts payable, accrued expenses and other liabilities	328

Total current liabilities	699
Other non-current liabilities	—

Total liabilities	$699

6.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2011.

	Health and Education Consulting	Legal Consulting	Financial Consulting	Total
Balance as of December 31, 2010:
Goodwill	$418,652	$33,013	$160,549	$612,214
Accumulated impairment	—	—	(106,000)	(106,000)

Goodwill, net as of December 31, 2010	418,652	33,013	54,549	506,214

Goodwill recorded in connection with business combinations	67	175	—	242
Foreign currency translation	—	88	—	88
Impairment charge	—	—	(23,900)	(23,900)

Goodwill, net as of September 30, 2011	$418,719	$33,276	$30,649	$482,644

During the third quarter of 2011, in connection with our quarterly forecasting cycle, we updated the forecasted results of operations for our operating segments based on the most recent financial results and our best estimates of future operations. The updated forecast reflects a decline in revenues for the Accounting Advisory practice (“AA”) within our Financial Consulting segment primarily due to the inability to generate new sales to replace decreasing revenues from one significant client. As a result, in connection with the preparation of our financial statements for the quarter ended September 30, 2011, we performed an impairment analysis with respect to the carrying value of goodwill in our Financial Consulting reporting unit.

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

Based on the result of the first step of the goodwill impairment analysis, we determined that the fair value of our Financial Consulting reporting unit was less than its carrying value as of September 30, 2011 and, as such, we applied the second step of the goodwill impairment test to this reporting unit. Based on the result of this second step of the goodwill impairment analysis, we recorded a $23.9 million non-cash pretax charge to reduce the carrying value of goodwill in our Financial Consulting reporting unit. The tax benefit associated with this charge was $9.5 million. The impairment charge is non-cash in nature and does not affect the Company’s liquidity. As a result of the charge recognized during the third quarter, the carrying amount of our goodwill was reduced to $482.6 million at September 30, 2011.

Intangible assets as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$833	$775	$885	$309
Customer relationships	18,234	6,791	18,213	4,781
Non-competition agreements	10,793	7,430	11,271	6,320
Trade names	247	151	3,717	3,409
Technology and software	11,949	7,107	11,949	5,011

Total	$42,056	$22,254	$46,035	$19,830

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

Intangible assets amortization expense was $2.0 million and $6.4 million for the three and nine months ended September 30, 2011, respectively. Intangible assets amortization expense was $1.8 million and $5.6 million for the three and nine months ended September 30, 2010, respectively. Estimated annual intangible assets amortization expense is $8.4 million for 2011, $5.9 million for 2012, $3.6 million for 2013, $2.5 million for 2014, $1.7 million for 2015 and $0.9 million for 2016. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income from continuing operations	$153	$11,053	$13,580	$17,248
Income (loss) from discontinued operations, net of tax	336	(3,603)	434	(4,909)

Net income	$489	$7,450	$14,014	$12,339

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding – basic	21,551	20,619	21,224	20,484
Weighted average common stock equivalents	417	230	311	218

Weighted average common shares outstanding – diluted	21,968	20,849	21,535	20,702

Net earnings (loss) per basic share:
Income from continuing operations	$—	$0.54	$0.64	$0.84
Income (loss) from discontinued operations, net of tax	0.02	(0.18)	0.02	(0.24)

Net income	$0.02	$0.36	$0.66	$0.60

Net earnings (loss) per diluted share:
Income from continuing operations	$—	$0.53	$0.63	$0.83
Income (loss) from discontinued operations, net of tax	0.02	(0.17)	0.02	(0.23)

Net income	$0.02	$0.36	$0.65	$0.60

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. The weighted average common stock equivalents presented above do not include the effect of approximately 53,700 and 661,400 common stock equivalents for the three months ended September 30, 2011 and 2010, respectively, and approximately 354,400 and 669,700 common stock equivalents for the nine months ended September 30, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

8.	Borrowings

On April 14, 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement (the “Agreement”) with various financial institutions including Bank of America, N.A., as lender, administrative agent and collateral agent for the lenders; JPMorgan Chase Bank, N.A., as lender and syndication agent; PNC Bank, National Association; Harris N.A. and KeyBank National Association as lenders and Co-Documentation Agents; Fifth Third Bank, The Northern Trust Company, RBS Citizens, N.A., The PrivateBank and Trust Company, FirstMerit Bank, N.A., and Northbrook Bank & Trust Company as lenders (collectively the “Lenders”); and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers. The Agreement replaces the Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein.

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

The Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At September 30, 2011, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.34 to 1.00, a leverage ratio of 1.90 to 1.00, and net worth greater than $150 million. The Agreement excludes non-cash goodwill impairment charges from Consolidated EBITDA as defined in the Agreement. As a result, the goodwill impairment charge discussed above in Note 6 “Goodwill and Intangible Assets” does not affect the Company’s compliance with the financial debt covenants of the Agreement discussed above. Furthermore, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants at future covenant measurement dates. At December 31, 2010, we were in compliance with our financial debt covenants.

The borrowing capacity under the Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At September 30, 2011, outstanding letters of credit totaled $4.5 million and are primarily used as security deposits for our office facilities. As of September 30, 2011, the borrowing capacity under the Agreement was $104.3 million. Borrowings outstanding under this credit facility at September 30, 2011 totaled $233.8 million. These borrowings carried a weighted average interest rate of 3.6%, including the effect of the interest rate swap described below in Note 10 “Derivative Instrument and Hedging Activity”. All of the borrowings outstanding under the Agreement are classified as long-term on our Consolidated Balance Sheet as the principal under the Revolver is not due until 2016 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2010 were $257.0 million and carried a weighted average interest rate of 4.5%.

9.	Restructuring Charges

During the third quarter of 2011, we entered into an agreement to sublease the office space at our Boston office for the remainder of the lease term. The Company will exit the space in the fourth quarter of 2011 at which time the sublease will take effect. As a result, we expect to incur a $0.5 million pre-tax restructuring charge in the fourth quarter of 2011, which will primarily consist of the discounted future cash flows of rent expenses we are obligated to pay under the original lease agreement, partially offset by future income from the sublease agreement. During the third quarter of 2011, we recorded pre-tax restructuring costs of $0.4 million primarily related to the accelerated depreciation on leasehold improvements at this location in anticipation of our exit of the office space.

During the second quarter of 2011, we incurred a $0.5 million pre-tax restructuring charge, primarily consisting of severance expense, as the result of actions taken to better align our resources with market demand. This restructuring reserve was fully paid as of September 30, 2011.

During the first quarter of 2011, we incurred a $0.5 million pre-tax restructuring charge related to the consolidation of office space within our Chicago office. The $0.5 million charge was primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, partially offset by future sublease income which we calculated based on certain sublease assumptions. This restructuring reserve balance was $0.4 million as of September 30, 2011.

During the fourth quarter of 2010, we incurred a $2.6 million pre-tax restructuring charge related to the exit of our San Francisco office space due to excess capacity and the virtual nature of the employees in this geographic region. This restructuring charge was primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, which were partially offset by estimated sublease income from a sublease agreement executed in the fourth quarter of 2010. This restructuring reserve balance was $1.9 million as of September 30, 2011.

During the third quarter of 2010, we incurred a $0.3 million pre-tax restructuring charge related to the exit of excess office space, as well as severance for certain corporate personnel related to the disposition of the D&I practice discussed above in Note 5 “Discontinued Operations”. This restructuring reserve balance was $0.1 million as of September 30, 2011.

During the second quarter of 2010, we consolidated two of our offices into one existing location and incurred a $1.2 million pre-tax restructuring charge related to the exit of the office space. The restructuring charge was primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement. There was no sublease income assumed in the restructuring charge due to the short-term nature of the remaining lease term. This restructuring reserve balance was $0.1 million as of September 30, 2011.

10.	Derivative Instrument and Hedging Activity

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $100.0 million of the total variable-rate borrowings outstanding described above in Note 8 “Borrowings.” Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively converted $100.0 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2009 and through February 23, 2012.

FASB ASC Topic 815, “Derivatives and Hedging”, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. All derivative gains and losses included in OCI will be reclassified into earnings within the next 12 months. At this time, there is no ineffectiveness to record on the Company’s Consolidated Statements of Operations resulting from the derivative instrument.

The table below sets forth additional information relating to this interest rate swap designated as a cash flow hedging instrument as of September 30, 2011 and December 31, 2010.

	Fair Value (Derivative Liability)
Balance Sheet Location	September 30, 2011	December 31, 2010
Accrued expenses	$559	$—
Deferred compensation and other liabilities	$—	$1,459

The following table summarizes the current period activity in Accumulated other comprehensive loss relating to the cash flow hedging instrument.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net unrealized losses on cash flow hedges, net of tax, beginning of period	$(565)	$(930)	$(872)	$(394)
Change in fair value, net of tax	$(154)	$(473)	$(589)	$(1,739)
Reclassification adjustments into earnings, net of tax	$388	$360	$1,130	$1,090

Net unrealized losses on cash flow hedges, net of tax, end of period	$(331)	$(1,043)	$(331)	$(1,043)

We do not use derivative instruments for trading or other speculative purposes, and we did not have any other derivative instruments or hedging activities as of September 30, 2011.

11.	Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items. The carrying values of our bank borrowings reported in the Consolidated Balance Sheets approximates fair value since they bear interest at variable rates. Refer to Note 8 “Borrowings”.

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

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2011

Liabilities:
Interest rate swap	$—	$559	$—	$559

December 31, 2010

Liabilities:
Settlement Shares	$12,552	$—	$—	$12,552
Interest rate swap	$—	$1,459	$—	$1,459

The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.

See Note 14 “Commitments, Contingencies and Guarantees” for more information about the Settlement Shares.

12.	Comprehensive Income (Loss)

The tables below set forth the components of comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Net income			$489			$7,450
Other comprehensive income (loss):
Foreign currency translation adjustment	$(409)	$63	(346)	$216	$188	404
Unrealized gain (loss) on cash flow hedging instrument	390	(156)	234	(189)	76	(113)

Other comprehensive income (loss)	$(19)	$(93)	(112)	$27	$264	291

Comprehensive income			$377			$7,741

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Net income			$14,014			$12,339
Other comprehensive income (loss):
Foreign currency translation adjustment	$253	$4	257	$(150)	$188	38
Unrealized gain (loss) on cash flow hedging instrument	901	(360)	541	(1,083)	434	(649)

Other comprehensive income (loss)	$1,152	$(356)	798	$(1,233)	$622	(611)

Comprehensive income			$14,812			$11,728

13.	Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2011 and 2010 were (114.1%) and 47.0%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2011 and 2010 were 48.4% and 44.5%, respectively. The benefit rate in the third quarter of 2011 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of certain credits and deductions recorded based on updated information obtained in the quarter, offset partially by the impact of foreign losses with no tax benefit. The effective tax rate for the nine months ended September 30, 2011 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of certain foreign losses with no tax benefit, partially offset by certain credits and deductions recorded in the third quarter based on updated information obtained during the quarter. The effective tax rates for both periods in 2010 were higher than the statutory rate, inclusive of state income taxes, primarily due to the impact of non-deductible losses and certain foreign losses with no tax benefit.

14.	Commitments, Contingencies and Guarantees

Litigation

In August 2009, the SEC commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. We also conducted a separate inquiry, in response to the initial inquiry from the SEC, into the allocation of time within a certain practice group. This allocation of time matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigations with respect to the restatement and the allocation of time within a certain practice group are ongoing. We are cooperating fully with the SEC in its investigations. As often happens in these circumstances, the USAO for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO.

In addition, between August 4, 2009 and September 3, 2009, seven purported shareholder class action complaints were filed in connection with our restatement in the United States District Court for the Northern District of Illinois. One of those complaints was dismissed voluntarily in October 2009, and in November 2009, the remaining suits were consolidated. On December 6, 2010, we reached an agreement in principle to settle the litigation (“the Class Action Settlement”). The Class Action Settlement received final Court approval and the case was terminated on May 6, 2011. Pursuant to the Class Action Settlement, plaintiffs received total consideration of approximately $39.6 million, comprised of $27.0 million in cash and the issuance by the Company of 474,547 shares of our common stock (the “Settlement Shares”). The settlement contained no admission of wrongdoing.

The Settlement Shares, which were issued on June 6, 2011, had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. During the first six months of 2011, we recorded an additional $1.1 million non-cash charge related to the Settlement Shares to reflect the fair value of the Settlement Shares as of June 6, 2011, the date of issuance, resulting in a cumulative non-cash charge of $13.7 million. In accordance with the proposed settlement, in the fourth quarter of 2010 we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers in the first quarter of 2011, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with Accounting Standards Codification Topic 210-20-45, “Other Presentation Matters”. The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment discussed above. As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of any amounts (including any damages, settlement costs or legal fees) with respect to the SEC investigation into the restatement, the USAO’s request for certain documents and the purported derivative lawsuit in respect of the restatement (collectively, the “restatement matters”).

The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009; and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009. The cases were consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009 under the caption “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation”. On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleges claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010. On October 25, 2010, the Court granted Huron’s motion to dismiss and dismissed plaintiffs’ consolidated complaint with prejudice. On November 19, 2010, plaintiffs filed a notice of appeal of the dismissal to the Appellate Court of Illinois, and on September 12, 2011, plaintiffs filed a brief in support of their appeal.

The Company was also named as a nominal defendant in three federal derivative suits filed in connection with the Company’s restatement, which were consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009 and dismissed with prejudice on March 22, 2011. Plaintiffs did not appeal the Court’s dismissal.

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

Guarantees

Guarantees in the form of letters of credit totaling $4.5 million and $6.3 million were outstanding at September 30, 2011 and December 31, 2010, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

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

•

Legal Consulting. Our Legal Consulting segment provides advisory and business services to assist law departments and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services add value to organizations by helping reduce legal spend and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management including matter management, records, document review and discovery services. Included in this segment’s offerings are our V3locity™ solution, which delivers streamlined e-discovery process resulting in more affordable and predictable discovery costs, and our IMPACT™ solution, which delivers sustainable cost reductions.

•

Financial Consulting. Our Financial Consulting segment assists corporations with complex accounting and financial reporting matters, and provides financial advisory and interim management services to companies in transition, creditor constituencies, and other stakeholders in connection with out-of-court restructurings and bankruptcy proceedings. We have an array of services that are flexible and responsive to event- and transaction-based needs across industries. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, MBAs, JDs and chartered financial analysts as well as former Chief Restructuring Officers, Chief Executive Officers, Chief Financial Officers and Board of Directors members. We also consult with companies in the areas of corporate governance, Sarbanes-Oxley compliance, and internal audit, and help companies with critical finance and accounting department projects utilizing on-demand resources.

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

The table below sets forth information about our operating segments for the three and nine months ended September 30, 2011 and 2010, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Health and Education Consulting:
Revenues	$102,988	$89,051	$299,879	$249,747
Operating income	$35,812	$32,002	$99,943	$81,867
Segment operating income as a percent of segment revenues	34.8%	35.9%	33.3%	32.8%
Legal Consulting:
Revenues	$43,501	$37,885	$120,790	$104,941
Operating income	$12,779	$11,697	$32,003	$28,418
Segment operating income as a percent of segment revenues	29.4%	30.9%	26.5%	27.1%
Financial Consulting:
Revenues	$12,375	$18,506	$40,215	$54,150
Operating income	$2,769	$5,782	$8,598	$15,261
Segment operating income as a percent of segment revenues	22.4%	31.2%	21.4%	28.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Company:
Revenues	$158,864	$145,442	$460,884	$408,838
Reimbursable expenses	14,202	12,860	41,774	36,849

Total revenues and reimbursable expenses	$173,066	$158,302	$502,658	$445,687

Statement of operations reconciliation:
Segment operating income	$51,360	$49,481	$140,544	$125,546
Charges not allocated at the segment level:
Other selling, general and administrative expenses	20,152	20,244	66,173	69,844
Depreciation and amortization expense	5,065	4,608	13,764	14,074
Goodwill impairment charge	23,900	—	23,900	—
Other expense, net	3,332	3,779	10,400	10,505

Income (loss) from continuing operations before income tax expense	$(1,089)	$20,850	$26,307	$31,123

The goodwill impairment charge is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

16.	Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date and up to the time of the filing of this quarterly report on Form 10-Q.

On November 1, 2011, we entered into a definitive agreement to sell our Accounting Advisory practice (“AA”) specializing in complex accounting matters within our Financial Consulting segment. Our decision to sell AA enables us to focus our resources in areas where we have a more substantial market presence and synergies with our other operating segments. The transaction is subject to certain customary closing conditions and is expected to close by the end of 2011. The practice will be sold to a group of investors including the current managing director of AA. The sale of this practice, which represents approximately 44% and 23% of Financial Consulting segment revenues and operating income, respectively, for the nine months ended September 30, 2011, is not expected to have a material impact on our results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates” or “continues”. Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the Securities and Exchange Commission investigation with respect to the restatement and the related purported derivative lawsuit, and (iii) the request by the United States Attorney’s Office for the Northern District of Illinois for certain documents. In addition, these forward-looking statements reflect our current expectation about our future requirements and needs, results, levels of activity, performance, or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions continue to trend upward. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the full year ended December 31, 2010, our Quarterly Report on Form 10-Q for the period ended June 30, 2011, and in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Legal Consulting segment provides advisory and business services to assist law departments and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services add value to organizations by helping reduce the amounts they spend on legal services and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management including matter management, records, document review and discovery services. Included in this segment’s offerings are our V3locity® solution, which delivers a streamlined e-discovery process resulting in more affordable and predictable discovery costs, and our IMPACT™ solution, which delivers sustainable cost reductions.

•	Financial Consulting

Our Financial Consulting segment assists corporations with complex accounting and financial reporting matters, and provides financial advisory and interim management services to companies in transition, creditor constituencies, and other stakeholders in connection with out-of-court restructurings and bankruptcy proceedings. We have an array of services that are flexible and responsive to event- and transaction-based needs across industries. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, MBAs, JDs and chartered financial analysts as well as former Chief Restructuring Officers, Chief Executive Officers, Chief Financial Officers and Board of Directors members. We also consult with companies in the areas of corporate governance, Sarbanes-Oxley compliance, and internal audit, and help companies with critical finance and accounting department projects utilizing on-demand resources.

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 45.5% and 48.9% of our revenues in the three months ended September 30, 2011 and 2010, respectively, and 45.6% and 50.0% in the nine months ended September 30, 2011 and 2010, respectively.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. For the quarter ended September 30, 2011 and 2010, fixed-fee engagements represented approximately 33.7% and 38.2%, respectively, of our revenues. For the nine months ended September 30, 2011 and 2010, fixed-fee engagements represented approximately 35.2% and 36.7%, respectively, of our revenues.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-

fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 18.2% and 11.1% of our revenues in the third quarter of 2011 and 2010, respectively. Performance-based fee revenues represented 16.7% and 11.3% of our revenues in the nine months ended September 30, 2011 and 2010, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35. Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 2.6% and 1.8% of our revenues in the third quarter of 2011 and 2010, respectively. Support and maintenance revenues represented 2.5% and 2.0% of our revenues in the nine months ended September 30, 2011 and 2010, respectively.

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

To expand our business, we will remain focused on growing our existing relationships and developing new relationships, execute the new managing director compensation plan implemented in 2010 to attract and retain senior practitioners, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and acquire complementary businesses. We will regularly evaluate the performance of our practices to ensure our investments meet these objectives. Furthermore, we intend to enhance our visibility in the marketplace by refining our overarching messaging and value propositions for the organization as well as each practice. The launch of our Huron Legal, Huron Healthcare, Huron Education and Huron Life Sciences brand identities during the first half of 2011 was a major step in clearly articulating the benefits we offer our clients. We will continue to focus on reaching our client base through clear, concise, endorsed messages.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first nine months of 2011.

Carrying Values of Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Pursuant to the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”, goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Pursuant to our policy, we performed the annual goodwill impairment test as of April 30, 2011 and determined that no impairment of goodwill existed as of that date. During the third quarter of 2011, in connection with our quarterly forecasting cycle, we updated the forecasted results of operations for our operating segments based on the most recent financial results and our best estimates of future operations. The updated forecast reflects a decline in revenues for the Accounting Advisory practice (“AA”) within our Financial Consulting segment primarily due to the inability to generate new sales to replace decreasing revenues from one significant client. As a result, in connection with the preparation of our financial statements for the quarter ended September 30, 2011, we performed an impairment analysis with respect to the carrying value of goodwill in our Financial Consulting reporting unit.

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

Based on the result of the first step of the goodwill impairment analysis, we determined that the fair value of our Financial Consulting reporting unit was less than its carrying value as of September 30, 2011 and, as such, we applied the second step of the goodwill impairment test to this reporting unit. Based on the result of this second step of the goodwill impairment analysis, we recorded a $23.9 million non-cash pretax charge to reduce the carrying value of goodwill in our Financial Consulting reporting unit. As a result of the charge recognized during the third quarter, the carrying amount of our goodwill was reduced to $482.6 million at September 30, 2011.

Determining the fair value of a reporting unit requires our management to make significant judgments, estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

In estimating the fair value of our Financial Consulting reporting unit, we considered the income approach, the market approach and the cost approach. The income approach recognizes that the value of an asset is premised upon the expected receipt of future economic benefits. This approach involves projecting the cash flows the asset is expected to generate. Fair value indications are developed in the income approach by discounting expected future cash flows available to the investor at a rate which reflects the risk inherent in the investment. The market approach is primarily comprised of the guideline company and the guideline transaction methods. The guideline company method compares the subject company to selected reasonably similar companies whose securities are actively traded in the public markets. The guideline transaction method gives consideration to the prices paid in recent transactions that have occurred in the subject company's industry. The cost approach estimates the fair value of an asset based on the current cost to purchase or replace the asset.

In determining the fair value of our Financial Consulting reporting unit, we have relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. For companies providing services similar to those provided by us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is more dependent on their ability to generate earnings than on the value of the individual assets.

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by our Financial Consulting reporting unit and then discounting these cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows for our Financial Consulting reporting unit, we relied on an internally generated six-year forecast and a three percent long-term assumed annual revenue growth rate for periods after the six-year forecast. Our forecast is based on our historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 14% weighted average cost of capital (“WACC”) discount rate.

In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were then applied to the operating data for the Financial Consulting reporting unit and adjusted for factors similar to those used in a discounted cash flow analysis to arrive at an indication of value.

While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. The table below presents the decrease in the fair value of the Financial Consulting reporting unit given a one percent increase in the discount rate or a one percent decrease in the long-term assumed annual revenue growth rate. A 10% change in the weighting of the income approach and the market approach would not have had a significant effect on the fair value of the reporting unit.

Decrease in Fair Value of the Financial Consulting Reporting Unit (in thousands)
Discount Rate – Increase by 1%	$2,000
Long-term Growth Rate – Decrease by 1%	$1,000

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

After taking into account the $23.9 million impairment charge, the carrying values of goodwill for each of our reporting units as of September 30, 2011 are as follows (in thousands):

	Health and Education Consulting	Legal Consulting	Financial Consulting	Total
Carrying Value of Goodwill	$418,719	$33,276	$30,649	$482,644

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $19.8 million at September 30, 2011 and consist of customer contracts, customer relationships, non-competition agreements, trade names, as well as technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, changes such as higher or earlier-than-expected customer attrition or obsolescence of technology or software may result in higher future amortization charges or an impairment charge for intangible assets. As part of the goodwill impairment analysis discussed above, we also reviewed our Financial Consulting segment intangible assets and did not identify impairment.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. See Note 5 “Discontinued Operations” of this Quarterly Report for information related to our discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Health and Education Consulting	$102,988	$89,051	$299,879	$249,747
Legal Consulting	43,501	37,885	120,790	104,941
Financial Consulting	12,375	18,506	40,215	54,150

Total revenues	158,864	145,442	460,884	408,838
Total reimbursable expenses	14,202	12,860	41,774	36,849

Total revenues and reimbursable expenses	$173,066	$158,302	$502,658	$445,687

Operating income:
Health and Education Consulting	$35,812	$32,002	$99,943	$81,867
Legal Consulting	12,779	11,697	32,003	28,418
Financial Consulting	2,769	5,782	8,598	15,261

Total segment operating income	51,360	49,481	140,544	125,546
Operating expenses not allocated to segments (1)	49,116	24,852	103,836	83,918

Total operating income	$2,244	$24,629	$36,708	$41,628

Other Operating Data:
Number of full-time billable consultants (at period end) (2):
Health and Education Consulting	1,047	860	1,047	860
Legal Consulting	107	122	107	122
Financial Consulting	73	89	73	89

Total	1,227	1,071	1,227	1,071
Average number of full-time billable consultants (for the period) (2):
Health and Education Consulting	1,012	841	971	843
Legal Consulting	112	123	117	129
Financial Consulting	76	86	82	82

Total	1,200	1,050	1,170	1,054
Full-time billable consultant utilization rate (3):
Health and Education Consulting	78.2%	78.6%	77.6%	73.6%
Legal Consulting	64.1%	69.2%	58.1%	62.3%
Financial Consulting	68.2%	77.3%	71.7%	73.0%
Total	76.3%	77.4%	75.4%	72.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other Operating Data (Continued):
Full-time billable consultant average billing rate per hour (4):
Health and Education Consulting	$250	$244	$244	$240
Legal Consulting	$236	$215	$234	$205
Financial Consulting	$314	$324	$316	$308
Total	$252	$249	$248	$243
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$91	$89	$272	$250
Legal Consulting	$66	$63	$176	$167
Financial Consulting	$101	$129	$329	$377
Total	$89	$90	$266	$250
Average number of full-time equivalents (for the period) (5):
Health and Education Consulting	146	157	145	151
Legal Consulting	1,032	775	955	726
Financial Consulting	85	110	76	114

Total	1,263	1,042	1,176	991
Revenue per full-time equivalents (in thousands):
Health and Education Consulting	$73	$88	$246	$256
Legal Consulting	$35	$39	$105	$115
Financial Consulting	$55	$68	$174	$204
Total	$41	$49	$127	$147

(1)	Operating expenses not allocated to the segments includes the goodwill impairment charge. This charge is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.
(2)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(3)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(4)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(5)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

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

The reconciliations of these non-GAAP financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$158,864	$145,442	$460,884	$408,838
Net income from continuing operations	$153	$11,053	$13,580	$17,248
Add back:
Income tax expense	(1,242)	9,797	12,727	13,875
Interest and other expenses	3,333	3,779	10,401	10,505
Depreciation and amortization	6,374	5,494	17,875	16,733

Earnings before interest, taxes, depreciation and amortization (EBITDA)	8,618	30,123	54,583	58,361
Add back:
Restatement related expenses	845	1,056	3,870	4,243
Restructuring charges	394	295	1,379	1,460
Litigation settlements	—	—	1,096	4,764
Goodwill impairment charge	23,900	—	23,900	—

Adjusted EBITDA	$33,757	$31,474	$84,828	$68,828
Adjusted EBITDA as a percentage of revenues	21.2%	21.6%	18.4%	16.8%

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income from continuing operations	$153	$11,053	$13,580	$17,248
Diluted earnings per share from continuing operations	$—	$0.53	$0.63	$0.83
Add back:
Amortization of intangible assets	2,044	1,845	6,445	5,603
Restatement related expenses	845	1,056	3,870	4,243
Restructuring charges	394	295	1,379	1,460
Litigation settlements	—	—	1,096	4,764
Goodwill impairment charge	23,900	—	23,900	—
Tax effect	(10,873)	(1,278)	(14,676)	(6,428)

Total adjustments, net of tax	16,310	1,918	22,014	9,642
Adjusted net income from continuing operations	$16,463	$12,971	$35,594	$26,890
Adjusted diluted earnings per share from continuing operations	$0.75	$0.62	$1.65	$1.30

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

Litigation settlements and Goodwill impairment charge: We have excluded the one-time effects of the goodwill impairment charge in the third quarter of 2011 and the litigation settlements in 2011 and 2010 from our non-GAAP measures because they are infrequent events and their exclusion permits comparability with periods that were not impacted by these charges.

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

Income tax expense, Interest and other expenses, Depreciation and amortization: We have excluded the effects of income tax expense, interest and other expenses, and depreciation and amortization in the calculation of EBITDA as these are customary exclusions as defined by the calculation of EBITDA to arrive at a meaningful earnings from core operations excluding the effect of such items.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Revenues increased $13.5 million, or 9.2%, to $158.9 million for the third quarter of 2011 from $145.4 million for the third quarter of 2010.

Nearly the entire $13.5 million increase in revenues was generated by our full-time billable consultants, while revenues attributable to our full-time equivalents were flat. The increase in full-time billable consultant revenues was the result of an increase in demand for our services in the Health and Education Consulting segment, partially offset by a decrease in demand for our services in the Financial Consulting segment. The average number of full-time billable consultants increased 14% to 1,200 in the third quarter of 2011 from 1,050 in the third quarter of 2010. Full-time billable consultant utilization and billing rates did not significantly change when comparing these periods. Revenue attributable to full-time equivalents was flat as increased use of contractors within our Legal Consulting segment was offset by decreased use of contractors in our Health and Education Consulting segment and a decrease in demand for our variable, on-demand consultants in the Financial Consulting segment.

Total Direct Costs

Our direct costs increased $10.2 million, or 11.6%, to $98.3 million in the three months ended September 30, 2011 from $88.1 million in the three months ended September 30, 2010. The increase was primarily related to a $7.6 million increase in salaries and related expenses for our revenue generating professionals compared to the same period in the prior year. Additionally, a $1.5 million increase in contractor expense and a $0.7 million increase in technology expense also contributed to the increase in direct costs.

Total direct costs for the three months ended September 30, 2011 included $1.3 million of intangible assets amortization expense, primarily representing customer-related assets and software. This was an increase of $0.4 million compared to the same period in the prior year. This increase was related to the amortization of intangible assets acquired as part of business combinations during the fourth quarter of 2010.

Operating Expenses

Selling, general and administrative expenses increased $1.5 million, or 5.6%, to $28.2 million in the third quarter of 2011 from $26.7 million in the third quarter of 2010. This increase was primarily related to a $1.6 million increase in salaries and related expenses for our non-revenue generating professionals and a $0.9 million increase in training costs. These increases were partially offset by a $0.5 million decrease in facilities expenses and a $0.5 million decrease in practice administration and meetings expenses.

In the third quarter of 2011, we recorded $0.4 million in restructuring expense, primarily consisting of accelerated depreciation on leasehold improvements at our Boston location, which we plan to exit during the fourth quarter of 2011. See Note 9 “Restructuring Charges” for further discussion of this charge.

Expenses incurred in connection with our restatement decreased by $0.3 million to $0.8 million in the third quarter of 2011 from $1.1 million in the third quarter of 2010. These expenses primarily consist of legal fees. For additional information about the restatement, see Note 3 “Restatement of Previously-Issued Financial Statements”, as well as our Annual Report on Form 10-K for the year ended December 31, 2010. See Part II, Item 1. “Legal Proceedings” and Note 14 “Commitments, Contingencies and Guarantees” for a discussion of the SEC investigations, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits that occurred as a result of the restatement.

Depreciation and amortization expense increased by $0.5 million, or 9.9%, to $5.1 million in the three months ended September 30, 2011 from $4.6 million in the three months ended September 30, 2010. This increase was primarily attributable to an increase in depreciation expense for certain internal use software for which we decreased our estimate of the expected useful life during the quarter. Non-direct intangible asset amortization relates to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

As discussed above under “Critical Accounting Policies,” we performed an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2011. We recorded a $23.9 million non-cash pretax charge for the impairment of goodwill to reduce the carrying value of goodwill in our Financial Consulting reporting unit. The impairment charge is non-cash in nature and does not affect the Company’s liquidity or debt covenants.

Operating Income

Operating income decreased $22.4 million, or 91%, to $2.2 million in the third quarter of 2011 from $24.6 million in the third quarter of 2010. This decrease is primarily attributable to the $23.9 million non-cash pretax goodwill impairment charge in our Financial Consulting segment. See Note 6 “Goodwill and Intangible Assets” for further discussion of the goodwill impairment charge. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 1.4% in the three months ended September 30, 2011 compared to 16.9% in the three months ended September 30, 2010. The goodwill impairment charge had a 1504 basis points unfavorable impact on the operating margin. The remaining net decrease in operating margin was primarily attributable to an increase in salaries and related expenses of our revenue generating professionals as a percentage of revenues, slightly offset by a decrease in selling, general and administrative expenses.

Other Expense

Other expense decreased by $0.5 million to $3.3 million in the third quarter of 2011 from $3.8 million in the third quarter of 2010. The decrease in expense was primarily attributable to a $1.3 million, or 31.6%, decrease in interest expense to $2.7 million in the third quarter of 2011 from $4.0 million in the third quarter of 2010. The decrease in interest expense was the result of lower borrowing levels during the third quarter of 2011 when compared to the third quarter of 2010 and a decrease in our effective interest rate. This decrease in interest expense was partially offset by an increase in other expense as the result of a decrease in performance of the investments that are used to fund our deferred compensation liability.

Income Tax Expense

For the third quarter of 2011, we recognized income tax benefit from continuing operations of $1.2 million on a loss from continuing operations of $1.1 million. For the third quarter of 2010, we recognized income tax expense from continuing operations of $9.8 million on income from continuing operations of $20.9 million. Our effective tax rate was a benefit of 114% in the third quarter of 2011 compared with expense of 47.0% in the same period last year. The benefit rate in the third quarter of 2011 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of certain credits and deductions recorded based on updated information obtained in the quarter, offset partially by the impact of foreign losses with no tax benefit. The effective tax rate in the third quarter of 2010 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of non-deductible expenses and certain foreign losses with no tax benefit.

Net Income from Continuing Operations

Net income from continuing operations was $0.2 million for the three months ended September 30, 2011 compared to net income from continuing operations of $11.1 million for the same period last year. The decrease in net income from continuing operations was primarily due to the $23.9 million non-cash pretax goodwill impairment charge. See Note 6 “Goodwill and Intangible Assets” for further discussion of the goodwill impairment charge. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the third quarter of 2011 was $0.00 compared to diluted earnings per share from continuing operations of $0.53 for the third quarter of 2010.

As discussed in Note 2 “Basis of Presentation" under "Part I — Item 1. Consolidated Financial Statements" of this Quarterly Report we recorded an adjustment related to a prior period that decreased net income from continuing operations for the three month period ended September 30, 2011 by $0.6 million, or $0.03 per diluted share. The pre-tax adjustment, which was recorded as a $1.0 million decrease in revenues from full-time billable consultants, reflects the correction of an error in how we accounted for one project under the percentage-of-completion method as of March 31, 2011 and June 30, 2011. After evaluating the qualitative and quantitative aspects of this adjustment, we concluded that our previously issued financial statements for the first and second quarters of 2011 were not materially misstated and the effect of recognizing this adjustment during the third quarter of 2011 is not material for the period then ended.

Discontinued Operations

Since December 31, 2009, we have undertaken several separate initiatives to divest practices within the Financial Consulting segment in order to enable us to devote more of our resources to the remaining businesses of the Company where we have a more substantial market presence. On September 30, 2010, we completed a sale of a portion of our D&I practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited our Utilities practice. In December 2009, our Board approved a plan to divest the businesses that included the international operations of our Japan office and the Galt strategy business, which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 by winding down the business after discussions with a prospective buyer during the second quarter of 2010 ended without a sale of the operations. As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.”

Net income from discontinued operations was $0.3 million in the third quarter of 2011, compared to a net loss from discontinued operations of $3.6 million in the third quarter of 2010. See Note 5 “Discontinued Operations” of this Quarterly Report for further information about our discontinued operations.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues increased $13.9 million, or 15.7%, to $103.0 million for the third quarter of 2011 from $89.1 million for the third quarter of 2010. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements and software support and maintenance arrangements represented 18.8%, 49.2%, 28.0% and 4.0% of this segment’s revenues during the three months ended September 30, 2011, respectively, compared to 19.4%, 60.2%, 17.5% and 2.9%, respectively, for the comparable period in 2010.

Of the overall $13.9 million increase in revenues, $17.0 million was attributable to our full-time billable consultants, partially offset by a decrease of $3.1 million related to our full-time equivalents. The increase in revenues attributable to our full-time billable consultants is net of an adjustment related to a prior period that decreased our revenue for the three month period ended September 30, 2011 by $1.0 million. See Note 2 “Basis of Presentation" under "Part I — Item 1. Notes to Consolidated Financial Statements" of this Quarterly Report for additional discussion of this adjustment. The overall increase in revenues reflected an increase in the overall demand for our services. The average number of full-time billable consultants increased by 20.3% to 1,012 during the third quarter of 2011 compared to 841 during the third quarter of 2010. The average billing rate per hour and revenue per billable consultant also increased when comparing those periods. These increases were slightly offset by a small decrease in consultant utilization rate. Overall, performance-based revenues recognized in the period upon meeting performance criteria on several healthcare engagements represented $13.3 million of the increase in revenues. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achieving the performance-based criteria.

Operating Income

Health and Education Consulting segment operating income increased $3.8 million, or 11.9%, to $35.8 million in the three months ended September 30, 2011 from $32.0 million in the three months ended September 30, 2010. This increase in operating income is net of an adjustment related to a prior period that decreased our revenue for the three month period ended September 30, 2011 by $1.0 million. See Note 2 “Basis of Presentation" under "Part I — Item 1. Notes to Consolidated Financial Statements" of this Quarterly Report for additional discussion of this adjustment. The Health and

Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 34.8% for the third quarter of 2011 from 35.9% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses of both our revenue generating professionals and our support personnel as a percentage of revenues, partially offset by a decrease in contractor expense.

Legal Consulting

Revenues

Legal Consulting segment revenues increased $5.6 million, or 14.8%, to $43.5 million for the third quarter of 2011 from $37.9 million for the third quarter of 2010. Revenues from time-and-expense engagements and fixed-fee engagements represented 95.1% and 4.9% of this segment’s revenues during the three months ended September 30, 2011, respectively, compared to 96.4% and 3.6%, respectively, for the comparable period in 2010.

Of the overall $5.6 million increase in revenues, $5.8 million was attributable to our full-time equivalents, partially offset by a decrease of $0.2 million attributable to our full-time billable consultants. The increase in revenues reflected an increase in demand, primarily for our document review and e-discovery services. The average number of full-time equivalents increased by 33.2% to 1,032 during the third quarter of 2011 compared to 775 during the third quarter of 2010. Revenue related to this increase was partially offset by a decrease in revenue per full-time equivalent. The full-time billable consultant average billing rate increased during the third quarter of 2011 compared to the third quarter of 2010. However, this increase was more than offset by decreases in the average number of full-time billable consultants and utilization rate.

Operating Income

Legal Consulting segment operating income increased $1.1 million, or 9.2%, to $12.8 million in the three months ended September 30, 2011 from $11.7 million in the three months ended September 30, 2010. Segment operating margin decreased to 29.4% for the third quarter of 2011 from 30.9% in the same period last year. The decrease in this segment’s operating margin was attributable to higher direct costs as a percentage of segment revenues, primarily related to higher expenses for our full-time equivalents. This increase in direct costs was partially offset by a decrease in selling, general and administrative costs.

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $6.1 million, or 33.1%, to $12.4 million for the third quarter of 2011 from $18.5 million for the third quarter of 2010. Revenues from time-and-expense engagements and fixed-fee engagements represented 94.6% and 5.4% of this segment’s revenues during the third quarter of 2011, respectively. For the third quarter of 2010, time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 93.3%, 3.7%, and 3.0% of this segment’s revenues, respectively.

Of the overall $6.1 million decrease in revenues, $3.4 million was attributable to a decrease in revenues from our full-time billable consultants and $2.7 million was attributable to a decrease in revenues from our full-time equivalents. The decrease in full-time equivalent revenues was due to a decrease in demand for our variable, on-demand consultants.

Operating Income

Financial Consulting segment operating income decreased by $3.0 million, or 52.1%, to $2.8 million in the three months ended September 30, 2011 compared to $5.8 million in the three months ended September 30, 2010. Segment operating margin decreased to 22.4% for the third quarter of 2011 from 31.3% in the same period last year. This segment’s operating margin decreased primarily due to increased direct costs and selling, general and administrative expenses as a percentage of revenues.

The goodwill impairment charge is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

Revenues increased $52.1 million, or 12.7%, to $460.9 million for the first nine months of 2011 from $408.8 million for the first nine months of 2010.

Of the overall $52.1 million increase in revenues, $48.3 million was attributable to our full-time billable consultants and $3.8 million was attributable to our full-time equivalents. The increase in full-time billable consultant revenues was primarily attributable to an increase in the demand for services in our Health and Education Consulting segment, partially offset by a decrease in demand for services in our Financial Consulting segment. Utilization, average billing rate, and the average number of billable consultants increased in the first nine months of 2011 compared to same period in 2010. The increase in full-time equivalent revenues resulted from increased use of contractors within our Legal Consulting segment, partially offset by a decrease in use of contractors in our Health and Education Consulting segment and a decrease in demand for variable, on-demand consultants in our Financial Consulting segment.

Total Direct Costs

Our direct costs increased $31.8 million, or 12.34%, to $289.7 million in the nine months ended September 30, 2011 from $257.9 million in the nine months ended September 30, 2010. The increase was primarily related to a $22.9 million increase in salaries and related expenses for our revenue generating professionals compared to the same period in the prior year. Additionally, a $3.4 million increase in contractor expenses, a $2.4 million increase in technology expenses, a $1.5 million increase in intangible assets amortization expense, and a $0.8 million increase in our provision for unbillable expenses also contributed to the increase in direct costs.

Operating Expenses

Selling, general and administrative expenses increased $5.6 million, or 6.6%, to $90.4 million in the first nine months of 2011 from $84.8 million in the first nine months of 2010. The increase in selling, general and administrative expenses in the nine months ended September 30, 2011 compared to the same period in the prior year was primarily related to a $3.5 million increase in salaries and related expenses for our non-revenue generating professionals, a $2.0 million increase in promotion and sponsorships, a $1.7 million increase in training costs, a $0.7 million increase in recruiting expenses, a $0.6 million increase in practice administration and meetings expenses and a $1.1 million increase in miscellaneous business expenses, partially offset by a $3.0 million decrease in legal expenses and a $1.1 million decrease in facilities expenses.

In the first nine months of 2011, we recorded $1.4 million of restructuring expenses related to the exit of excess office space in Chicago, accelerated depreciation on leasehold improvements at our Boston location, which we plan to exit in the fourth quarter of 2011, and severance charges related to actions taken to better align our resources with market demand. The charge related to excess office space was primarily comprised of the discounted future cash flows of rent expenses we are obligated to pay under the lease agreement, partially offset by future sublease income which we calculated based on certain sublease assumptions. See Note 9 “Restructuring Charges” for further discussion of these restructuring activities.

Expenses incurred in connection with our restatement decreased by $0.3 million to $3.9 million in the first nine months of 2011 from $4.2 million in the same period in 2010. These expenses primarily consisted of legal fees. For additional information about the restatement, see Note 3 “Restatement of Previously-Issued Financial Statements”, as well as our Annual Report on Form 10-K for the year ended December 31, 2010. See Part II, Item 1. “Legal Proceedings” and Note 14 “Commitments, Contingencies and Guarantees” for a discussion of the SEC investigations, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits that occurred as a result of the restatement.

Litigation settlement expense was $1.1 million for the nine months ended September 30, 2011. In the fourth quarter of 2010, we entered into a proposed Class Action Settlement and recorded a non-cash charge of $12.6 million representing the fair value of the Settlement Shares based on the closing market price of our common stock on December 31, 2010. The $1.1 million non-cash charge recorded in the first nine months of 2011 represents the change in fair value of the Settlement Shares during the period through the date of share issuance on June 6, 2011. See Note 14 “Commitments, Contingencies and Guarantees” for a full description of the litigation matter and related settlement. In the first nine months of 2010, we settled an unrelated litigation matter, which resulted in a litigation settlement charge of $4.8 million during that period.

Depreciation and amortization expense decreased by $0.3 million, or 2.2%, to $13.8 million in the nine months ended September 30, 2011 from $14.1 million in the nine months ended September 30, 2010. This decrease was primarily attributable to a reduction in amortization expense for certain intangible assets that became fully amortized prior to the first nine months of 2011, partially offset by an increase in depreciation expense for certain internal use software for which we decreased our estimate of the expected useful life during the quarter. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

Operating Income

Operating income decreased $4.9 million, or 11.8%, to $36.7 million in the first nine months of 2011 from $41.6 million in the first nine months of 2010. This decrease is primarily attributable to the $23.9 million non-cash pretax goodwill impairment charge in our Financial Consulting segment. See Note 6 “Goodwill and Intangible Assets” for further discussion of the goodwill impairment charge. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 8.0% in the nine months ended September 30, 2011 compared to 10.2% in the nine months ended September 30, 2010. The goodwill impairment charge had a 519 basis points unfavorable impact on the operating margin. The remaining net increase in operating margin was primarily attributable to a decrease in selling, general and administrative expenses as a percentage of revenues and a decrease in litigation settlement expense.

Other Expense

Other expense decreased $0.1 million to $10.4 million in the first nine months of 2011 from $10.5 million in the first nine months of 2010. The decrease was primarily attributable a $0.6 million decrease in interest expense to $9.9 million for the first nine months of 2011 from $10.5 million for the same period in 2010. The decrease in interest expense was the result of lower borrowing levels during the first nine months of 2011 compared to the first nine months of 2010 and a decrease in our effective interest rate, partially offset by a $0.5 million write-off of debt issue costs related to the credit facility that we refinanced during the second quarter of 2011. The decrease in interest expense was partially offset by a $0.5 million increase in other expense primarily attributable to a decrease in performance of the investments that are used to fund our deferred compensation liability.

Income Tax Expense

For the first nine months of 2011, we recognized income tax expense from continuing operations of $12.7 million on income from continuing operations of $26.3 million. For the first nine months of 2010, we recognized income tax expense from continuing operations of $13.9 million on income from continuing operations of $31.1 million. Our effective income tax rate increased to 48.4% in the first nine months of 2011 from 44.5% in the same period last year. The effective tax rate for the nine months ended 2011 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of certain foreign losses with no tax benefit, partially offset by certain credits and deductions recorded based on updated information obtained in the third quarter. The effective tax rate for the nine months ended 2010 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of non-deductible expenses and certain foreign losses with no tax benefit.

Net Income from Continuing Operations

Net income from continuing operations was $13.6 million for the nine months ended September 30, 2011 compared to net income from continuing operations of $17.2 million for the same period last year. The $3.6 million decrease in net income from continuing operations was primarily due to the $23.9 million non-cash pretax goodwill impairment charge. See Note 6 “Goodwill and Intangible Assets” for further discussion of the goodwill impairment charge. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the first nine months of 2011 was $0.63 compared to diluted earnings per share from continuing operations of $0.83 for the same period last year.

Discontinued Operations

Since December 31, 2009, we have undertaken several separate initiatives to divest practices within the Financial Consulting segment in order to enable us to devote more of our resources to the remaining businesses of the Company where we have a more substantial market presence. On September 30, 2010, we completed a sale of a portion of our D&I practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited our Utilities practice. In December 2009, our Board approved a plan to divest the businesses that included the international operations of our Japan office and the Galt strategy business, which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 by winding down the business after discussions with a prospective buyer during the second quarter of 2010 ended without a sale of the operations. As a result of these actions, the operating results of D&I, Utilities, Japan, and Galt are reported as “discontinued operations.”

Net income from discontinued operations was $0.4 million in the first nine months of 2011, compared to a net loss from discontinued operations of $4.9 million in the first nine months of 2010. See Note 5 “Discontinued Operations” of this Quarterly Report for further information about our discontinued operations.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues increased $50.2 million, or 20.1%, to $299.9 million for the first nine months of 2011 from $249.7 million for the first nine months of 2010. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements and software support and maintenance arrangements represented 20.0%, 50.6%, 25.5% and 3.9% of this segment’s revenues during the nine months ended September 30, 2011, respectively, compared to 22.1%, 56.4%, 18.2% and 3.3%, respectively, for the comparable period in 2010.

Of the overall increase of $50.2 million in revenues, $53.1 million was attributable to our full-time billable consultants, partially offset by a decrease of $2.9 million related to our full-time equivalents. The increase in revenues reflected an increase in the overall demand for our services. The Health and Education Consulting segment experienced an increase in the average number of consultants, average billing rate and utilization rate during the nine months ended September 30, 2011 compared to the same period in 2010. Performance-based revenues recognized in the period upon meeting performance criteria on several healthcare engagements represented $31.0 million of the increase in revenues. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achieving the performance-based criteria.

Operating Income

Health and Education Consulting segment operating income increased $18.0 million, or 22.1%, to $99.9 million in the nine months ended September 30, 2011 from $81.9 million in the nine months ended September 30, 2010. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 33.3% for the first nine months of 2011 from 32.8% in the same period last year. The increase in this segment’s operating margin was attributable to a decrease in contractor expense, partially offset by an increase in salaries and related expense for both our revenue generating professionals and our support personnel as a percentage of segment revenues.

Legal Consulting

Revenues

Legal Consulting segment revenues increased by $15.9 million, or 15.1%, to $120.8 million for the first nine months of 2011 from $104.9 million for the first nine months of 2010. Revenues from time-and-expense engagements and fixed-fee engagements represented 93.4% and 6.6%, respectively, of this segment’s revenues during both the nine months ended September 30, 2011 and 2010.

Of the overall $15.9 million increase in revenues, $16.7 million was attributable to our full-time equivalents, partially offset by a $0.8 million decrease in revenues attributable to our full-time billable consultants. The increase in revenues reflected an increase in demand primarily for our document review and e-discovery services. The average number of full-time equivalents increased by 31.5% to 955 during the first nine months of 2011 compared to 726 during the corresponding period in 2010. Revenue related to the increase in average full-time equivalents was partially offset by a decrease in revenue per full-time equivalent. In the first nine months of 2011, the average billing rate and revenue per full-time billable consultant increased for this segment; however, this was more than offset by a decrease in the average number of full-time billable consultants and utilization rate compared to the same period in the prior year.

Operating Income

Legal Consulting segment operating income increased $3.6 million, or 12.6%, to $32.0 million in the nine months ended September 30, 2011 from $28.4 million in the same period last year. Segment operating margin was 26.5% in the first nine months of 2011 compared to 27.1% in the first nine months of 2010. The decrease in this segment’s operating margin was attributable to an increase in contractor expense as a percentage of revenues, partially offset by a decrease in salaries and related expense for both our revenue generating professionals and our support personnel as a percentage of revenues.

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $14.0 million, or 25.7%, to $40.2 million for the first nine months of 2011 from $54.2 million for the first nine months of 2010. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 92.2%, 7.0% and 0.8% of this segment’s revenues during the nine months ended September 30, 2011, respectively. For the nine months ended September 30, 2010, time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 95.3%, 3.6% and 1.1%, respectively.

Of the overall $14.0 million decrease in revenues, $10.0 million was attributable to our full-time equivalents and $4.0 million was attributable to our full-time billable consultants. The $10.0 million decrease in full-time equivalent revenues was primarily due to a decrease in demand for our variable, on-demand consultants.

Operating Income

Financial Consulting segment operating income decreased by $6.7 million, or 43.7%, to $8.6 million in the nine months ended September 30, 2011 compared to $15.3 million in the nine months ended September 30, 2010. Segment operating margin decreased to 21.4% for the first nine months of 2011 from 28.2% in the same period last year. This segment’s operating margin decreased primarily due to increased direct costs and selling, general and administrative expenses as a percentage of revenues.

The goodwill impairment charge is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $4.8 million, from $6.3 million at December 31, 2010 to $1.5 million at September 30, 2011. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Cash flows provided by operating activities totaled $54.9 million for the nine months ended September 30, 2011, compared to cash provided by operating activities of $10.9 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses and benefits to employees affect these account balances. The increase in cash provided by operations in the first nine months of 2011 compared to cash provided by operations for the first nine months of 2010 was primarily attributable to higher net income and a decrease in the amount paid for the annual performance bonuses during the first quarter of 2011 compared to the same period in the prior year.

Cash used in investing activities was $34.5 million for the nine months ended September 30, 2011 and $61.4 million for the same period in the prior year. The use of cash in both periods primarily consisted of payments for acquired businesses totaling $23.9 million and $65.2 million in the first nine months of 2011 and 2010, respectively. These payments for acquired businesses were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired. The use of cash in the first nine months of 2011 and 2010 also included purchases of property and equipment needed to meet the ongoing needs relating to the hiring of additional employees and supporting our operations. We estimate that the cash utilized for capital expenditures in 2011 will be approximately $17.0 million, primarily for information technology related equipment and software and leasehold improvements. We also expect to continue to invest in capital expenditures related to our document review and processing business for information technology related equipment and software.

On April 14, 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement (the “Agreement”) with various financial institutions including Bank of America, N.A., as lender, administrative agent and collateral agent for the lenders; JPMorgan Chase Bank, N.A., as lender and syndication agent; PNC Bank, National Association; Harris N.A. and KeyBank National Association as lenders and Co-Documentation Agents; Fifth Third Bank, The Northern Trust Company, RBS Citizens, N.A., The PrivateBank and Trust Company, FirstMerit Bank, N.A., and Northbrook Bank & Trust Company as lenders (collectively the “Lenders”); and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers. The Agreement replaces the Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein.

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

As discussed under Note 8 “Borrowings”, the obligations under the Agreement are secured pursuant to a Security Agreement and a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.

The borrowing capacity under the Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At September 30, 2011, outstanding letters of credit totaled $4.5 million and are primarily used as security deposits for our office facilities. As of September 30, 2011, the borrowing capacity under the Agreement was $104.3 million.

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

The Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At September 30, 2011, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.34 to 1.00, a leverage ratio of 1.90 to 1.00, and net worth greater than $150 million. The Agreement excludes non-cash goodwill impairment charges from Consolidated EBITDA as defined in the Agreement. As a result, the goodwill impairment charge discussed at Note 6 “Goodwill and Intangible Assets” does not affect the Company’s compliance with the financial debt covenants of the Agreement discussed above. Furthermore, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants of the Agreement discussed above at future covenant measurement dates.

During the first nine months of 2011, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired. We also made borrowings to fund our daily operations, including costs related to the restatement matters. During the first nine months of 2011, the average daily outstanding balance under our credit facility was $263.1 million. Borrowings outstanding under this credit facility at September 30, 2011 totaled

$233.8 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2016 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted average interest rate of 3.6% including the effect of the interest rate swap described below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Borrowings outstanding at December 31, 2010 totaled $257.0 million and carried a weighted average interest rate of 4.5% including the effect of the interest rate swap.

See “Risk Factors” in our Annual Report on Form 10-K for the full year ended December 31, 2010, our Quarterly Report on Form 10-Q for the period ended June 30, 2011, and in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 for a discussion of certain risks and uncertainties related to the Credit Agreement.

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

CONTRACTUAL OBLIGATIONS

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in our contractual obligations since December 31, 2010 except as described below:

•

In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific performance targets are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. There is no limitation to the maximum amount of additional purchase consideration, and the aggregate amount that potentially may be paid could be significant. During the first nine months of 2011, we paid additional purchase consideration to selling shareholders of businesses that we acquired as financial performance targets were met in 2010. The aggregate purchase consideration paid related to the achievement of financial performance targets in 2010 totaled $22.1 million. Based on current and projected financial performance, we anticipate aggregate additional purchase consideration that will be earned by certain sellers to be approximately $30 million for the year ending December 31, 2011.

•	During the first nine months of 2011, our long-term borrowings decreased from $257.0 million as of December 31, 2010 to $233.8 million as of September 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

Except for operating leases, we have not entered into any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350),” which simplifies the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. This guidance will be effective for the Company beginning in the first quarter of 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in the first quarter of 2012. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.

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

SUBSEQUENT EVENTS

On November 1, 2011, we entered into a definitive agreement to sell our Accounting Advisory practice (“AA”) specializing in complex accounting matters within our Financial Consulting segment. Our decision to sell AA enables us to focus our resources in areas where we have a more substantial market presence and synergies with our other operating segments. The transaction is subject to certain customary closing conditions and is expected to close by the end of 2011. The practice will be sold to a group of investors including the current managing director of AA. The sale of this practice, which represents approximately 44% and 23% of Financial Consulting segment revenues and operating income, respectively, for the nine months ended September 30, 2011, is not expected to have a material impact on our results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At September 30, 2011, we had borrowings outstanding totaling $233.8 million that carried a weighted average interest rate of 3.6%. A hypothetical one percent change in this interest rate would have a $2.3 million effect on our pre-tax income.

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this interest rate swap to hedge against the risk of changes in future cash flows related to changes in interest rate on $100.0 million of the total variable-rate borrowings outstanding under our credit facility. Under the terms of the agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively fixed our LIBOR-based rate for $100.0 million of our debt beginning on March 31, 2009 and through February 23, 2012. Including the impact of the swap, the effective interest rate on $100.0 million of our debt was 4.2% as of September 30, 2011.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of September 30, 2011.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In August 2009, the SEC commenced an investigation with respect to the restatement and an investigation into the allocation of time within a certain practice group. We also conducted a separate inquiry, in response to the initial inquiry from the SEC, into the allocation of time within a certain practice group. This allocation of time matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigations with respect to the restatement and the allocation of time within a certain practice group are ongoing. We are cooperating fully with the SEC in its investigations. As often happens in these circumstances, the USAO for the Northern District of Illinois has contacted our counsel. The USAO made a telephonic request for copies of certain documents that we previously provided to the SEC, which we have voluntarily provided to the USAO.

In addition, between August 4, 2009 and September 3, 2009, seven purported shareholder class action complaints were filed in connection with our restatement in the United States District Court for the Northern District of Illinois. One of those complaints was dismissed voluntarily in October 2009, and in November 2009, the remaining suits were consolidated. On December 6, 2010, we reached an agreement in principle to settle the litigation (“the Class Action Settlement”). The Class Action Settlement received final court approval and the case was terminated on May 6, 2011. Pursuant to the Class Action Settlement, plaintiffs received total consideration of approximately $39.6 million, comprised of $27.0 million in cash and the issuance by the Company of 474,547 shares of our common stock (the “Settlement Shares”). The settlement contained no admission of wrongdoing.

The Settlement Shares, which were issued on June 6, 2011, had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. During the first six months of 2011, we recorded an additional $1.1 million non-cash charge related to the Settlement Shares to reflect the fair value of the Settlement Shares as of June 6, 2011, the date of issuance, resulting in a cumulative non-cash charge of $13.7 million. In accordance with the proposed settlement, in the fourth quarter of 2010 we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers in the first quarter of 2011, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with Accounting Standards Codification Topic 210-20-45, “Other Presentation Matters”. The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment discussed above. As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of any amounts (including any damages, settlement costs or legal fees) with respect to the SEC investigation into the restatement, the USAO’s request for certain documents and the purported derivative lawsuit in respect of the restatement (collectively, the “restatement matters”).

The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009; and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009. The cases were consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009 under the caption “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation”. On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleges claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010. On October 25, 2010, the Court granted Huron’s motion to dismiss and dismissed plaintiffs’ consolidated complaint with prejudice. On November 19, 2010, plaintiffs filed a notice of appeal of the dismissal to the Appellate Court of Illinois, and on September 12, 2011, plaintiffs filed a brief in support of their appeal.

The Company was also named as a nominal defendant in three federal derivative suits filed in connection with the Company’s restatement, which were consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009 and dismissed with prejudice on March 22, 2011. Plaintiffs did not appeal the Court’s dismissal.

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

See “Risk Factors” in our 2010 annual report on Form 10-K and our quarterly report on Form 10-Q for the period ended June 30, 2011 for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2011, we re-acquired 3,145 shares of common stock with a weighted-average fair market value of $30.21 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Redeemed to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Redeemed	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2011	3,145	$30.21	N/A	N/A
August 2011	—	$—	N/A	N/A
September 2011	—	$—	N/A	N/A

Total	3,145	$30.21	N/A	N/A

N/A – Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[Removed and Reserved]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

		Filed here- with	Incorporated by Reference
Exhibit Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		8-K		3.1	04/14/11

4.1	Specimen Stock Certificate.		S-1 (File No. 333- 115434)		4.1	10/5/04

10.1	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.		8-K		10.1	7/19/11

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date: November 3, 2011	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Financial Officer and Treasurer