Form 10-K
period 2011-12-31
Huron Consulting Group Inc.
filed 2012-02-23
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $665,200,000.

As of February 14, 2012, 22,555,576 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2011

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Annual Report on Form 10-K, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates” or “continues.” Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the Securities and Exchange Commission investigation with respect to the restatement and the related purported derivative lawsuit, and (iii) the request by the United States Attorney’s Office for the Northern District of Illinois for certain documents. In addition, these forward-looking statements reflect our current expectation about our future requirements and needs, results, levels of activity, performance, or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions continue to trend upward. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, recover from distress, leverage technology, process and review large amounts of complex data, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our professionals employ their expertise in healthcare administration, finance and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, governmental entities, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations.

Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants. In October 2004, we completed our initial public offering and became a publicly traded company. We have grown significantly since we commenced operations, increasing the number of our full-time employees from 249 as of May 31, 2002 to 1,992 as of December 31, 2011, through hiring and acquisitions of complementary businesses. Our significant acquisitions have included Stockamp & Associates, Inc. (“Stockamp”) in July 2008; Wellspring Partners, LLC in January 2007; and Glass & Associates, Inc. in January 2007.

We have hired experienced professionals from a variety of organizations, including the four largest public accounting firms, referred to as the Big Four, other consulting firms, and experienced professionals who are subject matter experts across the Health and, Education, Legal and Financial industries. As of December 31, 2011, we had 114 managing directors who have revenue-generating responsibilities. These individuals have an average of 26 years of business experience. In addition to our full-time employees, we have a roster of consultants, contract reviewers, and other independent contractors who supplement our full-time revenue-generating employees on an as-needed basis.

Our headquarters are located in Chicago, Illinois, and we have other domestic and international offices, including those located in the following major metropolitan cities: Atlanta, Georgia; Boston, Massachusetts; Houston, Texas; London, United Kingdom; New York, New York; Portland, Oregon; San Diego, California; and Washington, D.C. We also have nine document review centers located in Chicago, Illinois; Gurgaon, India; Houston, Texas; London, United Kingdom; Miramar, Florida; Morrisville, North Carolina; New York, New York; Charlotte, North Carolina; and Washington, D.C., totaling approximately 1,100 workstations.

OUR SERVICES

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results.

We provide our services through three operating segments: Health and Education Consulting, Legal Consulting and Financial Consulting. For the year ended December 31, 2011, we derived 66.9%, 28.4% and 4.7% of our revenues from Health and Education Consulting, Legal Consulting and Financial Consulting, respectively.

For further financial information on our segment results, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 “Segment Information” under “Part II—Item 8. Financial Statements and Supplementary Data.”

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

—

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

—

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

—

Life Sciences. Our life sciences practice works with organizations to optimize performance, improve operations, mitigate risk, manage compliance, and support counsel in regulatory investigations. Our services to pharmaceutical and medical device companies include government price reporting and commercial contracting, corporate integrity agreements, medical affairs and clinical activities, regulatory and compliance services, off-label communication, sales and marketing compliance, and aggregate spend reporting. In addition, this practice helps clients assess and enhance their compliance and quality programs by conducting investigations and compliance effectiveness assessments, and providing expert testimony, compliance infrastructure redesign, and billing and coding compliance assessments. This practice also specializes in clinical research operational assessments, including clinical research billing and human research protections compliance, conflicts of interest, and other related research services.

Legal Consulting

Our Legal Consulting segment provides advisory and business services to assist law departments of major corporations and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services add value to organizations by helping reduce the amounts they spend on legal services and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management including matter management, records management, document review and discovery services. Included in this segment’s offerings is our V3locity® solution, which delivers a streamlined e-discovery process resulting in more affordable and predictable discovery costs.

This segment’s services include:

—

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

—

Discovery and records management. We work with corporations and law firms to provide solutions to enhance their discovery process management and electronic discovery needs. One area of emphasis is helping clients choose and implement technology solutions that improve legal department operations, including litigation preparedness and litigation holds. We provide a full array of digital evidence, discovery, and records management services that include discovery process execution, electronic discovery services, computer forensics, data management, document processing, document review, records program development, records improvement planning and process, and program management, all aimed at reducing costs, coordinating matters and people, streamlining processes and reducing risks. With our V3locity® offering, we provide comprehensive e-discovery services, including processing, hosting, review and production, for legal matters using a per unit fixed price model. With our state-of-the-art facilities, we blend technology and an integrated process to ensure a work product that outperforms more traditional methods.

Financial Consulting

Our Financial Consulting segment provides financial advisory, interim management and operational consulting services to companies including companies in transition, creditor constituencies, and other stakeholders in connection with out-of-court restructurings and bankruptcy proceedings. For companies in financial distress, we work with management to assess the viability of their business, to develop and implement a turnaround plan to improve cash flow, and to implement a debt-restructuring plan to improve the balance sheet. In some instances, we serve in interim management roles. When out-of-court solutions are not achievable, we assist clients in preparing for Chapter 11 bankruptcy filings and with all aspects of the bankruptcy process by gathering, analyzing, and presenting financial and business information needed to achieve successful reorganizations. We also provide claims management services to help companies process and analyze complex and voluminous claims filed in bankruptcies and related litigation matters. We have an array of services that are flexible and responsive to event- and transaction-based needs across industries. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, MBAs, JDs and chartered financial analysts as well as former chief restructuring officers, chief executive officers, chief financial officers and board of directors members.

OUR CLIENTS AND INDUSTRIES

We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, governmental entities, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations. In 2011, we served 813 clients, including 196 new clients. Our top ten clients represented approximately 33.9%, 32.1%, and 30.7% of our revenues in the years ended December 31, 2011, 2010 and 2009, respectively. No single client accounted for more than 10% of our revenues in 2011, 2010 or 2009.

Our clients are in a broad array of industries, including healthcare, education, professional services, pharmaceutical, technology, transportation services, telecommunications, financial services, electronics, consumer products, governmental, energy and utilities and industrial manufacturing. We believe organizations will continue to face complex challenges in the current economic environment. Moreover, greater competition and regulation, particularly as a result of healthcare reform, will present significant operational and financial challenges for organizations in a variety of industries. Many organizations are finding themselves in financial distress and are responding to these challenges by restructuring and reorganizing their businesses and capital structures, while financially healthy organizations are striving to maintain their market positions and capitalize on opportunities by improving operations, reducing costs, and enhancing revenues. Many organizations have limited dedicated resources to respond effectively to the challenges and opportunities that exist today. Consequently, we believe these organizations will increasingly seek to augment their internal resources with experienced independent consultants such as us.

EMPLOYEES

Our ability to bring the right expertise together to address client issues requires a willingness to work and think outside the bounds of a single practice or specialty. Our success depends on our ability to attract and retain highly talented professionals by creating a work environment where both individuals and teams thrive and individuals are rewarded not only for their own contributions but also for the success of our organization as a whole. To accomplish those goals and recognize superior performance, we have adopted a comprehensive rewards program incorporating compensation incentives, training and development opportunities and interactive performance management.

As of December 31, 2011, we had 1,992 full-time employees, including 114 revenue-generating managing directors and 15 non-revenue-generating managing directors and corporate vice presidents, as well as directors, managers, associates, analysts and assistants. Our revenue-generating managing directors serve clients as advisors and engagement team leaders and originate revenue by developing new and existing client relationships, and work to strengthen our intellectual capital, develop our people and enhance our reputation. Our revenue-generating directors and managers manage day-to-day client relationships and oversee the delivery and overall quality of our work product. Our revenue-generating associates and analysts gather and organize data, conduct detailed analyses and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. Our non-revenue-generating employees include our senior management team and the professionals who work in our facilities, finance, human resources, information technology, legal and marketing departments.

In addition to our full-time employees, we have project consultants, contract reviewers and other independent contractors who supplement our full-time revenue-generating employees on an as-needed basis. These individuals, many of whom have legal or financial credentials along with prior corporate experience, work variable schedules and are readily available to meet our clients’ needs. Utilizing these independent contractors and project consultants allows us to maintain a pool of talent with a variable cost structure and enables us to adapt quickly to market demand.

We support our employees’ career progression through established training and development programs. We have structured orientation and training programs for new analysts and “milestone” programs to help recently promoted employees quickly to become effective in new roles of higher responsibility. In addition to “milestone” programs, we now offer a variety of leadership development programs for those we deem capable of taking on higher levels of responsibility. We provide a variety of continuing education opportunities to our employees, including formal classroom environments, on-line courses, or a combination of both, in order for our employees to develop their technical knowledge and their ability to work cooperatively and coach and mentor others. We encourage our employees to enhance their professional skills through outside courses that certify their technical skills and to pursue certain advanced degrees. Employees are assigned internal performance coaches to help them establish personal development goals, including identifying opportunities for professional development, formal training, and technical skill certifications.

Our compensation plan includes competitive base salary, performance incentives and benefits. Under our performance management plan, directors, managers, associates and analysts set goals each year with a performance coach. These goals are aligned with our corporate business goals as well as individual interests and development needs. Managing directors set goals with their executive performance coach using a “balanced scorecard.” The incentive compensation plan balances our value of teamwork with recognition of individual performance. Our incentive compensation is tied to both team and individual performance. Incentives for managing directors are based on their individual performance and contribution to their teams, their practice and our business as a whole. Funding of the incentive pool is based on our achievement of annual corporate financial goals and the relevant practice’s achievement of its financial goals. In 2010 we implemented a new managing director compensation plan to attract and retain senior practitioners. It incorporates targeted compensation levels based on performance with equity as a core component of compensation for every managing director in order to encourage retention, align the interests of our managing directors with shareholders and help managing directors build wealth over time. The managing director compensation plan is integrated with our performance management process and continues to rely on a balanced scorecard approach to set performance expectations and accountabilities.

BUSINESS DEVELOPMENT AND MARKETING

Our business development activities are aimed at developing relationships and building a strong brand reputation with key sources of business and referrals, especially hospital administrators, top-tier law firms and the offices of the chief executive officer, chief financial officer, and general counsel of organizations. We believe that excellent service delivery to clients is critical to building and maintaining relationships and our brand reputation, and we emphasize the importance of client service to all of our employees.

We generate most of our new business opportunities through relationships that our managing directors have with individuals working in healthcare organizations, academic institutions, corporations and top-tier law firms. We also view cross-selling as a key component in building our business. Often, the client relationship of a managing director in one area leads to opportunities in another area. All of our managing directors understand their role in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities, and frequently receive referrals and repeat business from past and current clients and from the law firms with which we have worked. In addition, to complement the business development efforts of our managing directors, we have experienced business developers who are focused exclusively on developing client relationships and generating new business through their extensive network of contacts.

We also host, participate in and sponsor conferences that facilitate client development opportunities, promote brand recognition, and showcase our expertise in the industry. For example, during 2011, we hosted such events as the 2011 CEO Forum—Guiding the Healthcare Enterprise Through Unprecedented Change, multiple webinars on Clinical Research Management, Cost Savings in E-Discovery roundtables produced through The Huron Legal Institute, as well as numerous other industry webinars and client events. Additionally, we participated in or sponsored numerous conferences for organizations such as National Council of University Research Administrators (NCURA), Association of Corporate Counsel (ACC), Turnaround Management Association (TMA), Health Care Compliance Association (HCCA), Center for Business

Intelligence (CBI), The Health Management Academy, and the Healthcare Financial Management Association (HFMA). These events provide a forum to build and strengthen client relationships, as well as to stay abreast of industry trends and developments.

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

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website, www.huronconsultinggroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS.

The following discussion of risk factors may be important to understanding the statements in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in this Annual Report on Form 10-K. Discussions about the important operational risks that our business encounters can be found in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We restated certain of our previously-issued financial statements to correct our accounting for certain acquisition-related payments received by the selling shareholders of specific businesses we acquired that were subsequently redistributed by the selling shareholders among themselves and to other select Company employees. The restatement and the restatement matters have raised reputational issues for our businesses and may adversely impact our ability to:

—	retain our senior management team, our practice leaders and our other managing directors;

—	hire and retain talented people in an industry where there is great competition for talent;

—	maintain our existing business practices and revenues given our clients’ ability to terminate their engagement agreements with little or no notice and without penalty;

—	attract new business in the highly competitive consulting services industry; and

—	continue our growth strategy by hiring individuals or groups of individuals and by acquiring complementary businesses.

The SEC is conducting an investigation with respect to the restatement. In addition, as often happens in these circumstances, shortly after the filing of our restated financial statements in 2009, the USAO contacted our counsel and made a telephonic request for copies of certain documents that we previously had provided to the SEC, which we then voluntarily provided to the USAO. We have been cooperating fully with the investigation and are currently engaged in discussions with the SEC about a potential settlement. In the fourth quarter of 2011, we recorded a charge of $1.0 million with respect to this matter. While an agreement has not been reached with the SEC, the Company believes that any resolution would include monetary penalties and other relief within the SEC’s authority. There can be no assurance that we will be able to reach a settlement with the SEC or that the amount of monetary penalties agreed in any settlement will not exceed the accrued amount, perhaps materially. We also cannot provide assurance with respect to the other terms and conditions of any potential settlement.

Certain of our former employees have received “Wells notices” from the SEC staff in connection with the matters underlying the restatement. Wells notices typically indicate that the staff is considering recommending that the SEC bring a civil enforcement action. Under the SEC’s procedures, a recipient of a Wells notice has an opportunity to respond in the form of a written submission that seeks to persuade the SEC that such an action should not be brought. Each of the former employees has advised the Company that they intend to make such a submission. We are obligated to indemnify the former employees for their defense costs in connection with responding to the Wells notices and in connection with the defense of civil enforcement actions, if any, brought by the SEC against them, subject to certain limitations. We expect that our indemnity obligations to the recipients will be material in the first half of 2012 and may be material until resolution of the restatement matters.

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

While we are fully cooperating with the SEC in its investigation with respect to the restatement, have voluntarily provided to the USAO the requested documents, and intend to vigorously defend the remaining derivative lawsuit, these remaining restatement matters subject us to a number of additional risks, including:

—	the diversion of management’s time, attention and resources from managing and marketing our Company;

—

increased costs and expenses to address the remaining restatement matters, including indemnity obligations to our former employees with respect to these matters and the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts resulting from actions or findings by the SEC or the USAO or pursuant to rulings, orders or judgments by the courts with jurisdiction over the remaining derivative lawsuit, none of which will be covered by our insurance carriers; and

—	additional damage to our reputation as these matters are concluded that may further heighten the risks described above.

Given the uncertain nature of the remaining restatement matters and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the remaining restatement matters, we are unable to predict the ultimate outcome of the remaining restatement matters, determine whether any additional liability other than those described above has been incurred or make a reasonable estimate of the liability in excess of the accrual as of December 31, 2011 that could result from an unfavorable outcome in the remaining restatement matters. Any such additional liability could be material.

The failure to successfully address any one or more of these risks could have a material adverse effect on our business, prospects, cash flow, overall liquidity, results of operations and/or financial condition.

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

Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. Further, we must successfully maintain the right mix of professionals with relevant experience and skill sets as we continue to grow, as we expand into new service offerings, and as the market evolves. The loss of a significant number of our professionals, the inability to attract, hire, develop, train and retain additional skilled personnel, or failure to maintain the right mix of professionals could have a serious negative effect on us, including our ability to manage, staff and successfully complete our existing engagements and obtain new engagements. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other consulting firms, accounting firms and technical and economic advisory firms, as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Therefore, we may not be successful in attracting and retaining the skilled consultants we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.

Additional hiring, departures, business acquisitions and dispositions could disrupt our operations, increase our costs or otherwise harm our business.

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire or successfully integrate new employees and acquired businesses without substantial expense, delay or other operational or financial obstacles. From time to time, we will evaluate the total mix of services we provide and we may conclude that businesses may not achieve the promise we previously expected. For example, effective December 31, 2009, we disposed of our strategy business, in the second quarter of 2010 we wound down our Japan operations, in the third quarter of 2010 we exited the Disputes and Investigations practice and Utilities Consulting practice, and in the fourth quarter of 2011 we disposed of our Accounting Advisory practice. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition, as well as any disposition, including those we have completed so far. New acquisitions could also negatively impact existing practices and cause current employees to depart. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:

—	the diversion of management’s time, attention and resources from managing and marketing our company;

—	the failure to retain key acquired personnel or existing personnel who may view the acquisition unfavorably;

—	the need to compensate new employees while they wait for their restrictive covenants with other institutions to expire;

—	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

—	increased costs to improve, coordinate or integrate managerial, operational, financial and administrative systems;

—	the usage of earn-outs based on the future performance of our business acquisitions may deter the acquired company from fully integrating into our existing business;

—

a decision not to fully integrate an acquired business may lead to the perception of inequalities if different groups of employees are eligible for different benefits and incentives or are subject to different policies and programs;

—

difficulties in integrating diverse backgrounds and experiences of consultants, including if we experience a transition period for newly hired consultants that results in a temporary drop in our utilization rates or margins; and

—	the adverse short-term effects on reported operating results from the amortization or write-off of acquired goodwill and other intangible assets.

Moreover, selling practices and shutting down operations present similar challenges in a service business. Divestitures not only require management’s time, but they can impair existing relationships with clients or otherwise affect client satisfaction, particularly in situations where the divestiture eliminates only part of the complement of consulting services provided to a client. If we fail to successfully address these risks, our ability to compete may be impaired.

If we are unable to manage fluctuations in our business successfully, we may not be able to sustain profitability.

We have grown significantly since we commenced operations, increasing the number of our full-time professionals from 249 as of May 31, 2002 to 1,990 as of December 31, 2011. Additionally, our considerable growth and the circumstances of the restatement have placed demands on our management and our internal systems, procedures and controls and will continue to do so in the near future. To successfully manage growth and respond to the events described above, we must periodically adjust and strengthen our operating, financial, accounting and other systems, procedures and controls, which could increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

Our business is becoming increasingly dependent on information technology and will require additional investments in order to grow and implement redundancies necessary to prevent service interruption.

We depend on the use of sophisticated technologies and systems. Some of our practices provide services that are increasingly dependent on the use of software applications and systems that we do not own and could become unavailable. Moreover, our technology platforms will require continuing investments by us in order to expand existing service offerings and develop complementary services. A portion of our business, in which we utilize third-party software technology, has grown over the last few years and now represents a substantial portion of our total revenues. One of our service lines has made and expects to continue to make investments in technology-driven businesses that complement its service offerings. Our future success depends on our ability to adapt our services and infrastructure while continuing to improve the performance, features and reliability of our services in response to the evolving demands of the marketplace.

Additionally, our organization is comprised of employees who work on matters throughout the United States and overseas. Our technology platform is a “virtual office” from which we all operate. We may be subject to disruption to our operating systems from technology events that are beyond our control, which may produce service interruptions that in turn result in loss or liability to us. The Company will need to continue to invest in technology in order to meet the developing demands of our clients and achieve redundancies necessary to prevent service interruptions.

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

These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future.

Our international expansion could result in additional risks.

We operate both domestically and internationally, including in the Middle East, Europe and Asia. Although historically our international operations have been limited, we intend to continue to expand internationally. Such expansion may result in additional risks that are not present domestically and which could adversely affect our business or our results of operations, including:

—	compliance with additional U.S. regulations and those of other nations applicable to international operations;

—	cultural and language differences;

—	employment laws and rules and related social and cultural factors;

—	losses related to start-up costs, lack of revenue, higher costs due to low utilization and delays in purchase decisions by prospective customers;

—	currency fluctuations between the U.S. dollar and foreign currencies, which are harder to predict in the current adverse global economic climate;

—	restrictions on the repatriation of earnings;

—	potentially adverse tax consequences;

—	different regulatory requirements and other barriers to conducting business;

—	different or less stable political and economic environments;

—	greater personal security risks for employees traveling to unstable locations; and

—	civil disturbances or other catastrophic events.

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

On April 14, 2011, we entered into a security agreement with Bank of America (the “Security Agreement”) in connection with our entry into the Amended and Restated Credit Agreement, dated as of April 14, 2011 (the “2011 Credit Agreement”). Pursuant to the Security Agreement and to secure our obligations under the 2011 Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. This first-priority lien is in addition to the existing pledge (the “Equity Pledge”) that we previously granted to our lenders of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries. If we default on our obligations under the 2011 Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Equity Pledge and on their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition and liquidity.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable-rate debt, and could adversely affect our financial results.

At December 31, 2011, we had outstanding borrowings totaling $193.5 million compared to $257.0 million at December 31, 2010. Our indebtedness could have meaningful consequences for us, including:

—	exposing us to the risk of increased interest rates because our borrowings are at variable interest rates;

—

requiring us to dedicate a larger portion of our cash from operations to service our indebtedness and thus reducing the level of cash for other purposes such as funding working capital, strategic acquisitions, capital expenditures, and other general corporate purposes; and

—	limiting our ability to obtain additional financing.

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

Our profitability depends to a large extent on the utilization and billing rates of our professionals. Utilization of our professionals is affected by a number of factors, including:

—	the number and size of client engagements;

—	the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable;

—	our ability to transition our consultants efficiently from completed engagements to new engagements;

—	the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;

—	unanticipated changes in the scope of client engagements;

—	our ability to forecast demand for our services and thereby maintain an appropriate level of consultants; and

—	conditions affecting the industries in which we practice as well as general economic conditions.

The billing rates of our consultants that we are able to charge are also affected by a number of factors, including:

—	our clients’ perception of our ability to add value through our services;

—	the market demand for the services we provide;

—	an increase in the number of clients in the government sector;

—	introduction of new services by us or our competitors;

—	our competition and the pricing policies of our competitors; and

—	current economic conditions.

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

We may choose to develop new service offerings, open new offices or eliminate service offerings because of market opportunities or client demands. Developing new service offerings involves inherent risks, including:

—	our inability to estimate demand for the new service offerings;

—	competition from more established market participants;

—	a lack of market understanding; and

—	unanticipated expenses to recruit and hire qualified consultants and to market our new service offerings.

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

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2011, 2010, and 2009, fixed-fee engagements represented 35.4%, 40.3% and 39.4%, respectively, of our revenues.

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.

We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually defined goals. The achievement of these contractually-defined goals is subject to acknowledgement by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. The percentage of our revenues derived from performance-based fees for the years ended December 31, 2011, 2010 and 2009 was 17.6%, 11.6% and 16.5%, respectively. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.

A significant portion of our revenues is derived from a limited number of clients, and our engagement agreements, including those related to our largest clients, can be terminated by our clients with little or no notice and without penalty, which may cause our operating results to be unpredictable.

As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our ten largest clients accounted for approximately 33.4%, 32.1% and 30.7% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. No single client accounted for more than 10% of our revenues in 2011, 2010 or 2009. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year and a major client in one fiscal period may not require or decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

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

We provide services in connection with bankruptcy, litigation and other proceedings that usually involve sensitive client information and frequently are adversarial. In connection with bankruptcy proceedings, we are required by law to be “disinterested” and may not be able to provide multiple services to a particular client. In litigation we would generally be prohibited from performing services in the same litigation for the party adverse to our client. In addition, our engagement agreement with a client or other business reasons may preclude us from accepting engagements from time to time with our clients’ competitors or adversaries. As we adjust the size of our operations and the complement of consulting services, the number of conflict situations may continue to increase. Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new engagements as a result of conflicts of interest. If we are unable to accept new engagements for any reason, our consultants may become underutilized, which would adversely affect our revenues and results of operations in future periods.

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

Although we have consistently generated positive earnings since we became a public company, except for the year ended December 31, 2009 as a result of the non-cash goodwill impairment charge, we may not sustain profitability in the future. Additionally, the current instability in the global economy makes it even harder to predict our future operating results. To sustain profitability, we must:

—	attract, integrate, retain and motivate highly qualified professionals;

—	achieve and maintain adequate utilization and suitable billing rates for our revenue-generating professionals;

—	expand our existing relationships with our clients and identify new clients in need of our services;

—	successfully resell engagements and secure new engagements every year, which may prove to be difficult in light of the current adverse economic conditions;

—	maintain and enhance our brand recognition; and

—	adapt quickly to meet changes in our markets, our business mix, the economic environment, the credit markets, and competitive developments.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of December 31, 2011, our principal executive offices in Chicago, Illinois, consisted of approximately 117,000 square feet of office space, under leases expiring through September 2014. We have two five-year renewal options that will allow us to continue to occupy the majority of this office space until September 2024. This facility accommodates our executive team and corporate departments, as well as professionals in each of our practices. Additionally, we occupy leased facilities for our other domestic and international offices, including those located in the following major metropolitan cities: Atlanta, Georgia; Boston, Massachusetts; Houston, Texas; London, United Kingdom; New York City, New York; Portland, Oregon; San Diego, California; and Washington, D.C. We also occupy leased facilities for our nine document review centers located in Chicago, Illinois; Gurgaon, India; Houston, Texas; London, United Kingdom; Miramar, Florida; Morrisville, North Carolina; New York City, New York; Charlotte, North Carolina; and Washington, D.C., totaling approximately 1,100 workstations. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

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

The Settlement Shares, which were issued on June 6, 2011, had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. During the first six months of 2011, we recorded an additional $1.1 million non-cash charge related to the Settlement Shares to reflect the fair value of the Settlement Shares as of June 6, 2011, the date of issuance, resulting in a cumulative non-cash charge of $13.7 million. In accordance with the proposed settlement, in the fourth quarter of 2010 we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers in the first quarter of 2011, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with Accounting Standards Codification Topic 210-20-45, “Other Presentation Matters.” The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment discussed above.

The Company also has been named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009; and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009. The cases were consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009 under the caption “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation.” On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleges claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010. On October 25, 2010, the Court granted Huron’s motion to dismiss and dismissed plaintiffs’ consolidated complaint with prejudice. On November 19, 2010, plaintiffs filed a notice of appeal of the dismissal to the Appellate Court of Illinois, and on September 12, 2011, plaintiffs filed a brief in support of their appeal. Huron and the other defendants filed briefs in opposition to plaintiffs’ appeal on November 21, 2011, and plaintiffs replied on December 19, 2011. Oral argument is scheduled for March 6, 2012.

The Company was also named as a nominal defendant in three federal derivative suits filed in connection with the Company’s restatement, which were consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009 and dismissed with prejudice on March 22, 2011. Plaintiffs did not appeal the Court’s dismissal.

The SEC is conducting an investigation with respect to the restatement. In addition, as often happens in these circumstances, shortly after the filing of our restated financial statements in 2009, the USAO contacted our counsel and made a telephonic request for copies of certain documents that we previously had provided to the SEC, which we then voluntarily provided to the USAO. We have been cooperating fully with the investigation and are currently engaged in discussions with the SEC about a potential settlement. In the fourth quarter of 2011, we recorded a charge of $1.0 million with respect to this matter. While an agreement has not been reached with the SEC, the Company believes that any resolution would include monetary penalties and other relief within the SEC’s authority. There can be no assurance that we will be able to reach a settlement with the SEC or that the amount of monetary penalties agreed in any settlement will not exceed the accrued amount, perhaps materially. We also cannot provide assurance with respect to the other terms and conditions of any potential settlement.

Certain of our former employees have received “Wells notices” from the SEC staff in connection with the matters underlying the restatement. Wells notices typically indicate that the staff is considering recommending that the SEC bring a civil enforcement action. Under the SEC’s procedures, a recipient of a Wells notice has an opportunity to respond in the form of a written submission that seeks to persuade the SEC that such an action should not be brought. Each of the former employees has advised the Company that they intend to make such a submission. We are obligated to indemnify the former employees for their defense costs in connection with responding to the Wells notices and in connection with the defense of civil enforcement actions, if any, brought by the SEC against them, subject to certain limitations. We expect that our indemnity obligations to the recipients will be material in the first half of 2012 and may be material until resolution of the restatement matters.

As a result of the final payment by the insurance carriers in connection with the Class Action Settlement, we will not receive any further contributions from our insurance carriers for the reimbursement of any amounts (including any damages, settlement costs, legal fees or indemnity obligations) with respect to the SEC investigation into the restatement, the USAO’s request for certain documents and the purported derivative lawsuit in respect of the restatement (collectively, the “restatement matters”).

Given the uncertain nature of the restatement matters, and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the restatement matters, determine whether any additional liability other than those described above has been incurred or make a reasonable estimate of the liability in excess of the accrual as of December 31, 2011 that could result from an unfavorable outcome in the restatement matters. Any such liability could be material.

In 2009, the SEC commenced an investigation into the allocation of time within a certain practice group. We conducted a separate inquiry, in response to the initial inquiry from the SEC, into the allocation of time within a certain practice group. This allocation of time matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigation with respect to this matter is ongoing. We are cooperating fully with the SEC in its investigation. We are unable to predict the ultimate outcome of the investigation or determine whether any liability has been incurred.

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On June 20, 2011, Huron filed a motion to dismiss under the FCA public disclosure jurisdictional bar, contending that relator’s action is barred because it is based upon publicly disclosed information and relator cannot qualify as an original source. On February 16, 2012, the Court denied the motion. The suit is in the pretrial stage and no trial date has been set. We believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “HURN.” The following table sets forth, on a per share basis and for the periods indicated, the high and low closing sales prices for our common stock as reported by The NASDAQ Stock Market.

	High	Low
2010:
First Quarter	$25.65	$20.12
Second Quarter	$23.89	$19.41
Third Quarter	$22.21	$17.86
Fourth Quarter	$26.63	$19.14
2011:
First Quarter	$29.67	$24.95
Second Quarter	$30.95	$26.81
Third Quarter	$32.99	$27.55
Fourth Quarter	$39.57	$30.40

Holders

As of February 14, 2012, there were 20 registered holders of record of Huron’s common stock. A number of the Company’s stockholders have their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of our common stock.

Dividends

We have not declared or paid any dividends on our common stock since we became a public company and do not intend to pay any dividends on our common stock in the foreseeable future. We currently expect that we will retain our future earnings, if any, for use in the operation and expansion of our business. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors the board of directors may deem relevant. In addition, our 2011 Credit Agreement restricts dividends to an amount up to $10 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included elsewhere in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our 2004 Omnibus Stock Plan permits the withholding of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2011, we withheld 55,090 shares of common stock with a weighted average fair market value of $34.44 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Withheld to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Withheld	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	2,415	$31.13	N/A	N/A
November 1, 2011 – November 30, 2011	48,619	$34.25	N/A	N/A
December 1, 2011 – December 31, 2011	4,056	$38.74	N/A	N/A

Total	55,090	$34.44	N/A	N/A

N/A – Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA.

We have derived the following selected consolidated financial data as of and for the years ended December 31, 2007 through 2011 from our Consolidated Financial Statements. The following data reflects the business acquisitions that we have completed through December 31, 2011. The results of operations for acquired businesses have been included in our results of operations since the date of their acquisitions. The following data also reflects the classification of discontinued operations as of December 31, 2011, as discussed below. See also Note 4 “Discontinued Operations” under “Part II — Item 8. Financial Statements and Supplementary Data” for additional information. Amounts previously reported on the Statements of Operations for fiscal years 2007 through 2010 have been reclassified in accordance with the discontinued operations section of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements.” The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues and reimbursable expenses:
Revenues	$606,314	$515,668	$526,047	$430,247	$314,609
Reimbursable expenses	51,580	43,350	42,577	44,034	36,145

Total revenues and reimbursable expenses	657,894	559,018	568,624	474,281	350,754
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs (2)	376,084	317,025	316,180	256,094	196,206
Intangible assets amortization	5,364	4,125	4,695	6,629	5,903
Reimbursable expenses	51,673	43,223	42,591	44,050	35,946

Total direct costs and reimbursable expenses	433,121	364,373	363,466	306,773	238,055
Operating expenses:
Selling, general and administrative	119,325	111,530	115,914	114,737	91,947
Restructuring charges	3,829	4,062	2,234	2,102	—
Restatement related expenses	4,579	8,666	17,490	—	—
Litigation settlements, net	1,096	17,316	—	—	—
Depreciation and amortization (1)	18,524	18,372	21,483	20,634	16,903
Goodwill impairment charges	21,973	—	8,034	—	—

Total operating expenses	169,326	159,946	165,155	137,473	108,850
Other gains	—	—	2,687	—	—

Operating income	55,447	34,699	42,690	30,035	3,849
Other expense:
Interest (expense), net of interest income	(12,259)	(14,402)	(12,256)	(13,775)	(8,113)
Other income (expense)	(78)	262	1,883	(2,775)	19

Total other expense	(12,337)	(14,140)	(10,373)	(16,550)	(8,094)

Income (loss) from continuing operations before income taxes	43,110	20,559	32,317	13,485	(4,245)
Income tax expense	21,629	13,132	18,668	14,707	6,024

Net income (loss) from continuing operations	21,481	7,427	13,649	(1,222)	(10,269)
(Loss) income from discontinued operations (including (loss) gain on disposal of ($1.9) million, $1.2 million and ($0.4) million in 2011, 2010 and 2009, respectively), net of tax	(962)	1,098	(46,522)	11,303	34,548

Net income (loss)	$20,519	$8,525	$(32,873)	$10,081	$24,279

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2011	2010	2009	2008	2007
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$1.01	$0.36	$0.68	$(0.07)	$(0.61)
(Loss) income from discontinued operations, net of tax	$(0.05)	$0.05	$(2.31)	$0.62	$2.04

Net income (loss)	$0.96	$0.41	$(1.63)	$0.55	$1.43
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.99	$0.36	$0.66	$(0.07)	$(0.61)
(Loss) income from discontinued operations, net of tax	$(0.04)	$0.05	$(2.26)	$0.62	$2.04

Net income (loss)	$0.95	$0.41	$(1.60)	$0.55	$1.43
Weighted average shares used in calculating net earnings (loss) per share:
Basic	21,324	20,546	20,114	18,257	16,944
Diluted	21,676	20,774	20,526	18,257	16,944

Consolidated Balance Sheet Data (in thousands):	As of December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents (3)	$5,080	$6,347	$6,459	$14,106	$2,993
Working capital	$41,822	$34,455	$(210)	$12,904	$33,511
Total assets	$786,644	$788,983	$754,215	$779,597	$443,213
Long-term debt (4)	$193,500	$257,000	$219,005	$280,204	$123,734
Total stockholders’ equity (5)	$396,789	$348,372	$326,989	$319,026	$183,784

(1)	Intangible assets amortization relating to customer contracts, certain client relationships and software is presented as a component of total direct costs. Depreciation, amortization of leasehold improvements and amortization of other intangible assets are presented as a component of operating expenses.

(2)	Includes non-cash compensation expense representing Shareholder Payments and Employee Payments (each as defined below) totaling $5.6 million, $15.0 million and $12.8 million in 2009, 2008 and 2007, respectively. These charges are further described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and in Note 3 “Restatement of Previously-Issued Financial Statements” in the notes to Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

(3)	Includes cash from discontinued operations of $76 thousand, $744 thousand, $1,702 thousand and $792 thousand as of December 31, 2010, 2009, 2008 and 2007, respectively.

(4)	Consists of bank borrowings and capital lease obligations, net of current portions.

(5)	We have not declared or paid any dividends on our common stock in the periods presented above and we do not intend to pay any dividends on our common stock in the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with the information under “Part II—Item 6. Selected Financial Data,” and our historical audited Consolidated Financial Statements and related notes appearing under “Part II—Item 8. Financial Statements and Supplementary Data.” The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and involves numerous risks and uncertainties, including, without limitation, those described under “Part I—Item 1A. Risk Factors” and “Forward-Looking Statements” of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our professionals employ their expertise in healthcare administration, finance and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, governmental entities, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations.

We provide our services and manage our business under three operating segments: Health and Education Consulting, Legal Consulting, and Financial Consulting. See “Part I—Item 1. Business—Overview—Our Services” included elsewhere in this Annual Report on Form 10-K for a detailed discussion of our three segments.

See Note 4 “Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for additional information about our discontinued operations.

How We Generate Revenues

A large portion of our revenues is generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, consisting of specialized finance and operational consultants and contract reviewers, all of whom work variable schedules as needed by our clients. Other professionals also include our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. Our document review and electronic data discovery groups generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or amount of data processed. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. From time to time, our full-time consultants may provide software support and maintenance or document review and electronic data discovery services based on demand for such services and the availability of our full-time consultants. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 44.2%, 45.9% and 42.3% of our revenues in 2011, 2010 and 2009, respectively.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. For the years ended December 31, 2011, 2010 and 2009, fixed-fee engagements represented approximately 35.4%, 40.3% and 39.4%, respectively, of our revenues.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 17.6%, 11.6% and 16.5% of our revenues in 2011, 2010 and 2009, respectively. Performance-based fee engagements may cause significant variations in revenues and operating results depending on the timing of achieving the performance-based criteria.

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35. Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 2.8%, 2.2% and 1.8% of our revenues in 2011, 2010 and 2009, respectively.

Our quarterly results are impacted principally by our full-time consultants’ utilization rate, the number of business days in each quarter, the number of our revenue-generating professionals who are available to work and the amount of performance-based fees recognized which often vary significantly between quarters. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period.

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

Reimbursable expenses

Reimbursable expenses that are billed to clients, primarily relating to travel and out-of-pocket expenses incurred in connection with engagements, are included in total revenues and reimbursable expenses, and typically an equivalent amount of these expenses are included in total direct costs and reimbursable expenses. Reimbursable expenses also include those subcontractors who are billed to our clients at cost. We manage our business on the basis of revenues before reimbursable expenses. We believe this is the most accurate reflection of our services because it eliminates the effect of reimbursable expenses that we bill to our clients at cost.

Total direct costs

Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include salaries, performance bonuses, payroll taxes and benefits for revenue-generating professionals, legal consulting facilities and technology application costs, as well as fees paid to independent contractors that we retain to supplement these professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and stock option awards granted to our revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense may increase in the future. Total direct costs also include intangible asset amortization relating to customer contracts, certain customer relationships, and software.

Operating expenses

Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes and benefits, as well as share-based compensation for our non-revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense may increase in the future. Also included in this category are sales and marketing related expenses, rent and other office-related expenses, professional fees, recruiting and training expenses, restatement-related expenses, restructuring charges, litigation settlement expenses and goodwill impairment charges. Other operating expenses include certain depreciation and amortization expenses not included in total direct costs.

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

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.

In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met.

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35.

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

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the accompanying consolidated balance sheets. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled services. Client prepayments and retainers are classified as deferred revenues and recognized over future periods as earned in accordance with the applicable engagement agreement.

Allowances for Doubtful Accounts and Unbilled Services

We maintain allowances for doubtful accounts and for services performed but not yet billed based on several factors, including the historical percentages of fee adjustments and write-offs by practice group, an assessment of a client’s ability to make required payments and the estimated cash realization from amounts due from clients. The allowances are assessed by management on a regular basis. These estimates may differ from actual results. If the financial condition of a client deteriorates in the future, impacting the client’s ability to make payments, an increase to our allowance might be required or our allowance may not be sufficient to cover actual write-offs.

We record the provision for doubtful accounts and unbilled services as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, we record the provision to selling, general and administrative expenses.

Carrying Values of Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. FASB ASC Topic 350, “Intangibles—Goodwill and Other,” requires goodwill to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess. In accordance with FASB ASC Topic 350, we aggregate our business components into reporting units and test for goodwill impairment. In testing for a potential impairment of goodwill, we estimate the fair value of each of our reporting units and compare this fair value to the carrying value of the reporting units. We tested our goodwill for impairment three times during 2011, as follows:

—

Pursuant to our policy at the time and in accordance with FASB ASC Topic 350, we performed our annual goodwill impairment test as of April 30, 2011 and determined that no impairment of goodwill existed as of that date.

—

During the third quarter, in connection with our quarterly forecasting cycle, we updated the forecasted results of operations for our operating segments based on the most recent financial results and our best estimates of future operations. The updated forecast reflected a decline in revenues for the Accounting Advisory (“AA”) practice within our Financial Consulting segment primarily due to the inability to generate new sales to replace decreasing revenues from one significant client. Accordingly, in connection with the preparation of our financial statements for the quarter ended September 30, 2011, we performed an impairment analysis with respect to the carrying value of goodwill in our Financial Consulting reporting unit. As a result of this analysis we recorded a non-cash, pre-tax, goodwill impairment charge of $23.9 million to reduce the carrying value of goodwill in our Financial Consulting reporting unit. Of the $23.9 million charge, $1.9 million is reported as discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2011.

—

During the fourth quarter of 2011, we revised our accounting policy to change our annual goodwill impairment testing date from April 30 to November 30 of each year. This change was made to better align the timing of our impairment testing procedures with our annual planning and budgeting process, which concludes substantially during the fourth quarter of each year. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. During the quarter, we also adopted the provisions of Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350),” which simplifies the periodic testing of goodwill for impairment. This guidance allows companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under previous accounting standards. For purposes of our goodwill impairment test as of November 30, 2011, the Company considered various qualitative factors including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessment of qualitative factors, we determined that it is more likely than not that the fair value of any of our reporting units exceeds their respective carrying values. As such, no additional quantitative analysis was performed.

A goodwill impairment analysis requires significant judgments, estimates and assumptions. The results of our impairment analyses are as of the point in time of each test. There is no assurance that the actual future earnings or cash flows of our reporting units will not decline significantly from our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in goodwill impairment charges.

The carrying values of goodwill for each of our reporting units as of December 31, 2011 are as follows (in thousands):

	Health and Education Consulting	Legal Consulting	Financial Consulting	Total
Carrying Value of Goodwill	$450,828	$33,180	$28,177	$512,185

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $16.9 million at December 31, 2011 and consist of customer relationships, non-competition agreements, trade names, and technology and software. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the customer relationships, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For example, higher or earlier-than-expected customer attrition may result in an increase in future amortization charges or an impairment charge for customer-related intangible assets.

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

In preparing our financial statements, we exercise significant judgment in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period. In determining whether a valuation allowance is warranted, we consider the historical and estimated future taxable income and other relevant factors of the entity recording the respective deferred tax asset. If actual results differ from our estimates, or if these estimates are adjusted in future periods, an adjustment to the valuation allowance may be required. To the extent that we increase the valuation allowance, our provision for income taxes will increase and our net income will decrease in the period that the adjustment is made. As of December 31, 2011, we have recorded net deferred tax assets totaling $0.5 million.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected segment and consolidated operating results for the periods indicated, as well as other operating data.

Segment and Consolidated Operating Results of Continuing Operations (in thousands):	Year Ended December 31,
	2011	2010	2009
Revenues and reimbursable expenses:
Health and Education Consulting	$405,439	$338,288	$373,882
Legal Consulting	172,355	144,730	114,824
Financial Consulting	28,520	32,650	37,342

Total revenues	606,314	515,668	526,047
Total reimbursable expenses	51,580	43,350	42,577

Total revenues and reimbursable expenses	$657,894	$559,018	$568,624

Operating income:
Health and Education Consulting (1)	$135,632	$112,339	$141,296
Legal Consulting	43,213	39,254	22,035
Financial Consulting	7,120	11,834	13,237

Total segment operating income (1)	185,965	163,427	176,568
Operating expenses not allocated to segments (2)	130,518	128,728	133,878

Operating income	$55,447	$34,699	$42,690

Other Operating Data of Continuing Operations:
Number of full-time billable consultants (at period end) (3):
Health and Education Consulting	1,062	907	857
Legal Consulting	113	122	141
Financial Consulting	57	59	58

Total	1,232	1,088	1,056
Average number of full-time billable consultants (for the period) (3):
Health and Education Consulting	991	858	875
Legal Consulting	117	128	148
Financial Consulting	59	59	60

Total	1,167	1,045	1,083
Full-time billable consultant utilization rate (4):
Health and Education Consulting	77.1%	75.3%	75.3%
Legal Consulting	60.5%	62.9%	57.1%
Financial Consulting	70.7%	73.8%	68.4%
Total	75.3%	73.7%	72.4%

Other Operating Data of Continuing Operations (continued):	Year Ended December 31,
	2011	2010	2009
Full-time billable consultant average billing rate per hour (5):
Health and Education Consulting	$247	$239	$272
Legal Consulting	$238	$206	$207
Financial Consulting	$351	$384	$419
Total	$252	$244	$274
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting	$360	$333	$385
Legal Consulting	$247	$221	$216
Financial Consulting	$471	$551	$601
Total	$354	$331	$374
Average number of full-time equivalents (for the period) (6):
Health and Education Consulting	150	152	111
Legal Consulting	1,015	765	644
Financial Consulting	1	—	2

Total	1,166	917	757
Revenue per full-time equivalent (in thousands):
Health and Education Consulting	$324	$348	$335
Legal Consulting	$141	$152	$129
Financial Consulting	$734	$—	$632
Total	$165	$185	$160

(1)	Includes non-cash compensation expense of $5,606 in the Health and Education Consulting segment in 2009.

(2)	Operating expenses not allocated to the segments include the goodwill impairment charges, among others. These charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

(3)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

(4)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

(5)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

(6)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

See Note 4 “Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for additional information.

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

The reconciliations of these non-GAAP financial measures from GAAP to non-GAAP are as follows:

	Year ended December 31,
	2011	2010	2009
Revenues	$606,314	$515,668	$526,047

Net income from continuing operations	$21,481	$7,427	$13,649
Add back:
Income tax expense	21,629	13,132	18,668
Interest and other expenses	12,337	14,140	10,373
Depreciation and amortization	23,888	22,497	26,178

Earnings before interest, taxes, depreciation and amortization (EBITDA)	79,335	57,196	68,868
Add back:
Non-cash compensation	—	—	5,606
Restatement related expenses	4,579	8,666	17,490
Restructuring charges	3,829	4,062	2,234
Litigation settlements, net	1,096	17,316	—
Goodwill impairment charges	21,973	—	8,034
Other gain	—	—	(2,687)

Adjusted EBITDA	$110,812	$87,240	$99,545

Adjusted EBITDA as a percentage of revenues	18.3%	16.9%	18.9%

	Year ended December 31,
	2011	2010	2009
Net income from continuing operations	$21,481	$7,427	$13,649

Weighted average shares—diluted (1)	21,676	20,774	20,526
Diluted earnings per share from continuing operations	$0.99	$0.36	$0.66

Add back:
Amortization of intangible assets	8,165	7,889	9,270
Non-cash compensation	—	—	5,606
Restatement related expenses	4,579	8,666	17,490
Restructuring charges	3,829	4,062	2,234
Litigation settlements, net	1,096	17,316	—
Goodwill impairment charges	21,973	—	8,034
Other gain	—	—	(2,687)
Tax effect	(15,457)	(15,173)	(14,080)

Total adjustments, net of tax	24,185	22,760	25,867

Adjusted net income from continuing operations	$45,666	$30,187	$39,516

Adjusted diluted earnings per share from continuing operations	$2.11	$1.45	$1.93

These non-GAAP financial measures include adjustments for the following items:

Non-cash compensation:    As discussed in Note 3 “Restatement of Previously-Issued Financial Statements” under “Part II—Item 8. Financial Statements and Supplementary Data,” we recorded non-cash compensation expense related to Shareholder Payments and Employee Payments in conjunction with certain acquisitions. We have excluded the effect of the non-cash compensation expense from our non-GAAP measures because these items are non-cash and non-recurring in nature.

Restatement related expenses:    We have incurred significant expenses related to our financial statement restatement. We have excluded the effect of these restatement related expenses from our non-GAAP measures due to the non-recurring nature of the underlying event as a means to provide comparability with periods that were not impacted by the restatement related expenses.

Restructuring charges:    We have incurred charges due to the restructuring of various parts of our business. These restructuring charges have primarily consisted of severance charges, costs associated with office space reductions including the accelerated depreciation of certain leasehold improvements, and the write-off of impaired intangible assets. We have excluded the effect of the restructuring charges from our non-GAAP measures as a means to provide comparability with periods that were not impacted by a restructuring charge. Additionally, the amount of each restructuring charge is significantly affected by the timing and size of the restructured business or component of a business.

Litigation settlements, net and Goodwill impairment charges:    We have excluded the effects of the litigation settlement expense in 2011 and 2010 and goodwill impairment charges in 2011 and 2009 from our non-GAAP measures because their exclusion permits comparability with periods that were not impacted by these charges.

Other gain:    We recorded a gain in 2009 related to a release of certain employees from their non-solicitation agreements with the Company and a settlement of certain other contractual obligations. We have excluded the effect of the other gain from our non-GAAP measures due to the fact that it is unusual and infrequent in nature as a means to provide comparability with the periods that were not impacted by the other gain.

Amortization of intangible assets:    We have excluded the effect of amortization of intangible assets from the non-GAAP measures presented above. Amortization of intangibles is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.

Tax effect:    The non-GAAP income tax adjustment reflects the incremental tax rate applicable to the non-GAAP adjustments.

Income tax expense, Interest and other expenses, Depreciation and amortization:    We have excluded the effects of income tax expense, interest and other expenses, and depreciation and amortization in the calculation of EBITDA as these are customary exclusions as defined by the calculation of EBITDA to arrive at meaningful earnings from core operations excluding the effect of such items.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Revenues increased $90.6 million, or 17.6%, to $606.3 million for the year ended December 31, 2011 from $515.7 million for the year ended December 31, 2010. Of the overall $90.6 million increase in revenues, $67.4 million was attributable to our full-time consultants, while $23.2 million was attributable to our full-time equivalents.

The $67.4 million increase in full-time billable consultant revenues was attributable to an increase in demand for our Health and Education Consulting segment services slightly offset by a decrease in demand for our Financial Consulting segment’s restructuring and turnaround consulting services. The increase in revenue attributable to full-time consultants includes an increase of $46.7 million in performance-based revenue. Performance-based fee engagements may cause significant variations in revenues and operating results due to the timing of achievement of the performance-based criteria. Our average number of full-time billable consultants, full-time billable consultant utilization rate and full-time billable consultant average billing rate all increased in 2011 compared to 2010.

The $23.2 million increase in full-time equivalent revenues resulted from increased demand for our discovery and records management services in the Legal Consulting segment. The increase in full-time equivalent revenues was driven by an increase in our average number of full-time equivalents, partially offset by a decrease in the average revenue per full-time equivalent when comparing 2011 to 2010.

Total direct costs

Our total direct costs increased $60.2 million to $381.4 million, or 18.7%, for the year ended December 31, 2011 from $321.2 million for the year ended December 31, 2010. The increase was primarily related to a $49.0 million increase in salaries, bonuses and related expenses for our revenue-generating professionals, a $4.6 million increase in contractor expenses, a $4.0 million increase in technology expenses, a $1.2 million increase in the amortization of intangible assets, and a $1.0 million increase in rent and utility charges for our document review centers. Total direct costs for the year ended December 31, 2011 included $14.0 million related to share-based compensation expense for our revenue-generating professionals and $5.4 million of intangible assets amortization expense, primarily representing customer-related assets and software.

Operating expenses

Selling, general and administrative expenses increased $7.8 million, or 7.0%, to $119.3 million for the year ended December 31, 2011 from $111.5 million for the year ended December 31, 2010. This increase was primarily related to a $4.5 million increase in salaries, bonuses and related benefits for our non-revenue-generating professionals, a $2.5 million increase in training expenses, a $2.1 million increase in promotion and sponsorships expenses, a $0.7 million increase in practice administration expenses, a $0.7 million increase in recruiting expenses, and a $1.5 million increase in other miscellaneous business expenses. These increases were partially offset by a $3.0 million decrease in legal expense and a $1.4 million decrease in facilities and other office related costs. Share-based compensation expense for our non-revenue-generating professionals was $5.2 million in 2011 compared to $5.9 million in 2010.

Restructuring charge expense for the year ended December 31, 2011 was $3.8 million. This expense consisted of a $1.4 million charge related to accelerated depreciation on leasehold improvements at our Boston and New York offices, $1.0 million in employee severance related to actions taken to better align our resources with market demand in the second and fourth quarters, $0.8 million related to the relocation of our Boston office and consolidation of our Chicago office space, and $0.6 million related to the write-off of intangible assets due to a change in strategy and forecasted results for a certain practice during the fourth quarter. The accelerated depreciation charges relate to shortened expected useful lives of leasehold improvements at our Boston office, which we vacated during the fourth quarter, and our New York City office, which we plan to relocate during 2012. The charges related to the relocation of our Boston office and consolidation of our Chicago office space include the present value of the remaining lease payments on our old office space, partially offset by estimated sublease income, as well as moving costs incurred during the fourth quarter. Restructuring expense for 2010 was $4.1 million.

Expenses incurred in connection with our restatement, as discussed in Note 3 “Restatement of Previously-Issued Financial Statements” under “Part II—Item 8. Financial Statements and Supplementary Data,” totaled $4.6 million for the year ended December 31, 2011 compared to $8.7 million for the year ended December 31, 2010. In 2011, restatement related expenses consisted of $3.6 million of legal fees and a $1.0 million charge related to our ongoing discussions with the SEC regarding a potential settlement. In 2010, restatement related expenses were primarily comprised of legal fees.

Litigation settlement expense was $1.1 million for the year ended December 31, 2011, compared to $17.3 million for the year ended December 31, 2010. During 2010, we entered into a proposed Class Action Settlement and recorded a non-cash charge of $12.6 million representing the fair value of the Settlement Shares based on the closing market price of our common stock on December 31, 2010. The $1.1 million non-cash charge recorded during 2011 represents the change in fair value of the Settlement Shares during the year through the date of share issuance on June 6, 2011. During 2010, we also settled an unrelated litigation matter, which resulted in a litigation settlement charge of $4.7 million. See “Part I—Item IA. Risk Factors” and “Part I—Item 3. Legal Proceedings” for a full description of the litigation matters and related settlements.

Depreciation expense increased $1.1 million, or 7.5%, to $15.7 million for the year ended December 31, 2011 from $14.6 million for the year ended December 31, 2010 primarily due to an increase in depreciation expense for certain internal use software for which we decreased our estimate of the expected useful life during the third quarter of 2011. Non-direct intangible assets amortization expense decreased $1.0 million, or 26.3%, to $2.8 million in 2011 from $3.8 million in 2010. The decrease in amortization expense is attributable to certain intangible assets that became fully amortized during 2011. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

As discussed above under “Critical Accounting Policies,” we performed an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2011. We recorded a $22.0 million non-cash pre-tax charge for the impairment of goodwill to reduce the carrying value of goodwill in our Financial Consulting reporting unit. The impairment charge is non-cash in nature and does not affect the Company’s liquidity or debt covenants.

Operating income

Operating income increased $20.7 million to $55.4 million for the year ended December 31, 2011 from $34.7 million for the year ended December 31, 2010. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 9.1% in 2011 compared to 6.7% in 2010. The increase in operating margin was primarily attributable to decreased litigation settlement expense, decreased restatement expenses, decreased legal and facilities expenses, and a decrease in salaries, bonuses and related expenses for our non-revenue-generating professionals as a percentage of revenues when comparing 2011 to 2010. These increases in operating margin were partially offset by the goodwill impairment charge, an increase in salaries, bonuses and related expenses for our revenue-generating professionals as a percentage of revenues, and increases in technology and training expenses as a percentage of revenues.

Other expense

Other expense decreased $1.8 million, or 12.8%, to $12.3 million for the year ended December 31, 2011 from $14.1 million for the year ended December 31, 2010. The decrease was primarily attributable to a $2.1 million decrease in interest expense in 2011 when compared to 2010 as the result of a decrease in our borrowing levels combined with lower interest rates, partially offset by a $0.5 million write-off of debt issue costs related to the credit facility that we refinanced during the second quarter of 2011.

Income tax expense

For the year ended December 31, 2011, the effective tax rate was 50.2% as income tax expense of $21.6 million was recognized on income from continuing operations of $43.1 million. Income tax expense was higher than the statutory rate primarily due to state income taxes, certain foreign losses with no related tax benefit and an increase to the valuation allowance, partially offset by certain credits recorded based on updated information obtained in 2011. For the year ended December 31, 2010, the effective tax rate was 63.6% as income tax expense of $13.1 million was recognized on income from continuing operations of $20.6 million. Income tax expense was higher than the statutory rate primarily due to state income taxes, certain foreign losses with no related tax benefit, an increase to the valuation allowance and certain non-deductible expenses such as meals and entertainment and officers’ compensation of $1.5 million.

Net Income from continuing operations

Net income from continuing operations was $21.5 million for the year ended December 31, 2011 compared to $7.4 million for the year ended December 31, 2010. The $14.1 million increase in net income from continuing operations was primarily due to increased revenues and operating margin, as discussed above. The offsetting increase in income tax expense was partially mitigated by a lower effective tax rate in 2011 compared to 2010. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the year ended December 31, 2011 was $0.99 compared to $0.36 for the prior year.

Discontinued operations

Net loss from discontinued operations was $1.0 million for the year ended December 31, 2011, compared to net income from discontinued operations of $1.1 million for the year ended December 31, 2010. See Note 4 “Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about our discontinued operations.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues increased $67.1 million, or 19.8%, to $405.4 million for the year ended December 31, 2011 from $338.3 million for the year ended December 31, 2010. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 19.6%, 50.0%, 26.2% and 4.2% of this segment’s revenues in 2011, respectively, compared to 21.0%, 58.2%, 17.4% and 3.4%, respectively, in 2010.

Of the overall $67.1 million increase in revenues, $71.5 million was attributable to increased demand for our full-time billable consultants, partially offset by a decrease of $4.4 million attributable to our full-time equivalents. The increase in demand for our services in the Health and Education Consulting segment reflects the increased competitive pressures faced by our clients as the result of increased regulation, rising costs, reduced government subsidies and support, and declining Medicare and Medicaid reimbursements. The overall revenue increase includes a $47.2 million increase in performance-based revenue. Performance-based fee arrangements may cause significant variations in revenues and operating results due to the timing of achievement of the performance-based criteria. With regard to full-time billable consultants, the Health and Education Consulting segment experienced an increase in the average number of consultants, the consultant utilization rate and the average billing rate per hour when comparing 2011 to 2010. This segment experienced a slight decrease in the average number of full-time equivalents and a decrease in revenue per full-time equivalent during the same periods.

Operating income

Health and Education Consulting segment operating income increased $23.3 million, or 20.7%, to $135.6 million for the year ended December 31, 2011 from $112.3 million for the year ended December 31, 2010. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 33.5% in 2011 from 33.2% in 2010. The increase in this segment’s operating margin was attributable to lower contractor expense during 2011 when compared to 2010, partially offset by an increase in the salaries, bonuses and related expenses for our revenue-generating professionals and technology expense as a percentage of revenues during the same periods.

Legal Consulting

Revenues

Legal Consulting segment revenues increased $27.7 million, or 19.1%, to $172.4 million for the year ended December 31, 2011 from $144.7 million for the year ended December 31, 2010. Revenues from time-and-expense engagements and fixed-fee engagements represented 94.3% and 5.7% of this segment’s revenues during 2011, respectively, compared to 93.5% and 6.5%, respectively, in 2010.

Of the overall $27.7 million increase in revenues, $27.1 million was attributable to our full-time equivalents and $0.6 million was attributable to our full-time billable consultants. The $27.1 million increase in full-time equivalent revenues reflected an increase in demand for our discovery and records management services, primarily as the result of a number of significant projects for some of our global clients. In general, demand for our discovery and records management services has increased as our global clients seek efficient and reliable solutions for processing and reviewing large amounts of complex data. The increased revenue reflected a significant increase in our average number of full-time equivalents during 2011 compared to 2010, partially offset by a decrease in average revenue per full-time equivalent during the same periods. The $0.6 million increase in full-time billable consultant revenues reflected a modest increase in demand for our advisory services. The segment experienced higher average billing rates for its full-time billable consultants during 2011 compared to 2010, partially offset by decreases in the average number of full-time billable consultants and the full-time billable consultant utilization rates during the same periods.

Operating income

Legal Consulting segment operating income increased $3.9 million, or 9.9%, to $43.2 million for the year ended December 31, 2011 from $39.3 million for the year ended December 31, 2010. Segment operating margin decreased to 25.1% in 2011 from 27.1% in 2010. The decrease in this segment’s operating margin was attributable to higher contractor expense during 2011 compared to 2010, partially offset by a decrease in the salaries, bonuses and related expenses for both our revenue-generating and non-revenue-generating professionals as a percentage of revenues during the same periods.

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $4.2 million, or 12.8%, to $28.5 million for the year ended December 31, 2011 from $32.7 million for the year ended December 31, 2010. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 92.3%, 6.5% and 1.2% of this segment’s revenues during 2011, respectively. For 2010, revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 92.3%, 5.3% and 2.4% of this segment’s revenues, respectively.

Of the overall $4.2 million decrease in revenues, $4.9 million was attributable to our full-time billable consultants, which was partially offset by a $0.7 million increase attributable to our full-time equivalents. The overall decrease reflects a decrease in demand for our restructuring and turnaround consulting services. Both the utilization rate and average billing rate decreased with regard to our full-time billable consultants when comparing 2011 to 2010. We are embarking on several new initiatives in 2012, including building on synergies with our other practices and hiring additional managing directors, which we anticipate will increase demand for our services in the highly competitive restructuring and turnaround consulting market.

Operating income

Financial Consulting segment operating income decreased $4.7 million, or 39.8%, to $7.1 million for the year ended December 31, 2011 compared to $11.8 million for the year ended December 31, 2010. Segment operating margin decreased to 25.0% in 2011 from 36.2% in 2010. The decrease in this segment’s operating margin was attributable to increased salaries, bonuses and related expenses as a percentage of revenues during 2011 when compared to 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Revenues decreased $10.3 million, or 2.0%, to $515.7 million for the year ended December 31, 2010 from $526.0 million for the year ended December 31, 2009.

Of the overall $10.3 million decrease in revenues, $58.5 million was attributable to a decrease in revenue from our full-time consultants, partially offset by a $48.2 million increase attributable to our full-time equivalents. The $58.5 million decrease in full-time billable consultant revenues was attributable to a decrease in the demand for our services coupled with a continued weakened economy that resulted in a decrease in discretionary spending by our clients as well as delayed decisions by clients on new client engagements in early 2010. The $48.2 million increase in full-time equivalent revenues resulted from increased demand for document review and electronic data discovery services in our Legal Consulting segment as well as increased use of contractors in our Health and Education Consulting segment. Also contributing to the overall decrease in revenues between 2010 and 2009 was a $27.0 million decrease in revenue from performance-based fee engagements, primarily in our Health and Education Consulting segment. Performance-based fee engagements may cause significant variations in revenues and operating results due to the timing of achievement of the performance-based criteria. Our average billing rate and our average number of full-time billable consultants decreased in 2010 compared to 2009, while our full-time billable consultant utilization rate increased. Both our average number of full-time equivalents and revenue per full-time equivalent increased in 2010 when compared to 2009.

Total direct costs

Our total direct costs increased slightly to $321.2 million for the year ended December 31, 2010 from $320.9 million for the year ended December 31, 2009. The increase was primarily related to an $11.3 million increase in direct costs attributable to an increased usage of independent contractors, primarily within our Legal Consulting segment, coupled with a $2.3 million increase in technology expenses. These increases were offset by net decreases of $7.8 million in salaries, bonuses and related costs and a decrease of $5.6 million in non-cash compensation expense in 2010 compared to 2009. Included in salaries, bonuses and related costs is share-based compensation, which increased $4.1 million to $13.2 million in 2010 compared to $9.1 million in 2009, as the result of a grant of share-based payment awards to key employees in 2010. We recorded non-cash compensation expense of $5.6 million during 2009, representing Shareholder Payments and Employee Payments as discussed in Note 3 “Restatement of Previously-Issued Financial Statements” under “Part II—Item 8. Financial Statements and Supplementary Data.”

Total direct costs for the year ended December 31, 2010 included $4.1 million of intangible assets amortization expense, primarily representing customer-related assets and software acquired in connection with the Stockamp acquisition. This was a decrease of $0.6 million compared to 2009.

Operating expenses

Selling, general and administrative expenses decreased $4.4 million, or 3.8%, to $111.5 million for the year ended December 31, 2010 from $115.9 million for the year ended December 31, 2009. We experienced net overall reductions in general and administrative expenses in 2010 compared to 2009, primarily related to decreases in salaries, bonuses and related expenses of $2.5 million, promotion and marketing costs of $1.8 million, and facilities and other office related costs of $1.3 million. These decreases were partially offset by an increase in legal fees of $1.4 million. Share-based compensation expense associated with our non-revenue-generating professionals, which is a component of salaries, bonuses and related expenses, increased $1.0 million to $5.9 million in 2010 from $4.9 million in 2009, primarily related to the granting of restricted stock and option awards to certain key employees in 2010.

Restructuring charge expense for the year ended December 31, 2010 was $4.1 million. During the second quarter of 2010, we consolidated two of our offices into one existing location and recorded a restructuring charge of $1.2 million related to the exit of the excess office space. The $1.2 million charge was primarily comprised of the discounted future cash flows of rent expenses we were obligated to pay under the lease agreement. There was no sublease income assumed in the restructuring charge due to the short-term nature of the remaining lease term. In the third quarter of 2010, we incurred $0.3 million in restructuring charge expenses related to the exit of additional excess office space and a charge for severance for certain corporate personnel related to the exit of the Disputes and Investigations practice. Additionally, in response to our evolving business strategy coupled with the continued review of our leased office space, in the fourth quarter of 2010 we exited our San Francisco, California office space due to the excess capacity at the space. In conjunction with the exit of the excess office space, we recorded a restructuring charge of $2.6 million, primarily comprised of the discounted future cash flows of rent expenses we were obligated to pay under the lease agreement, partially offset by estimated sublease income we calculated based on a sublease agreement executed in the fourth quarter of 2010. Restructuring expense for 2009 was $2.2 million.

Expenses incurred in connection with our restatement, as discussed under Note 3 “Restatement of Previously-Issued Financial Statements” under “Part II—Item 8. Financial Statements and Supplementary Data,” totaled $8.7 million for the year ended December 31, 2010 compared to $17.5 million for the year ended December 31, 2009. In 2010, restatement related expenses were primarily comprised of legal fees. In 2009, restatement related expenses were primarily comprised of legal and accounting fees, as well as the settlement costs of an indemnification claim arising in connection with a representation and warranty in a purchase agreement from a previous acquisition.

Litigation settlement expense was $17.3 million for the year ended December 31, 2010 and was comprised of settlements from two separate litigation matters. In the second quarter of 2010, we settled a litigation matter which resulted in a litigation settlement charge of $4.7 million which we paid in the form of cash. In the fourth quarter of 2010, we entered into a proposed Class Action Settlement and recorded a non-cash charge of $12.6 million representing the fair value of the Settlement Shares based on the closing market price of our common stock on December 31, 2010. See “Part I—Item IA. Risk Factors” and “Part I—Item 3. Legal Proceedings” for a full description of the litigation matters and related settlements.

Depreciation expense decreased $2.3 million, or 13.6%, to $14.6 million for the year ended December 31, 2010 from $16.9 million for the year ended December 31, 2009 primarily due to a decrease in capital expenditures partially related to a decrease in the number of employees. Non-direct intangible assets amortization expense decreased $0.8 million, or 17.4%, to $3.8 million for the year ended December 31, 2010 from $4.6 million for the prior year. Non-direct intangible assets amortization related to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

We performed an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009 and recorded a $8.0 million non-cash pretax charge for the impairment of goodwill related to continuing operations. The impairment charge was non-cash in nature and did not affect the Company’s liquidity.

For the year ended December 31, 2009, we recognized a gain of $2.7 million related to the release of employee non-solicitation agreements and settlement of other contractual obligations.

Operating income

Operating income decreased $8.0 million to $34.7 million for the year ended December 31, 2010 from $42.7 million for the year ended December 31, 2009. Operating margin, defined as operating income expressed as a percentage of revenues, decreased to 6.7% in 2010 from 8.1% in 2009. The decrease in operating margin in 2010 was primarily attributable to the litigation settlement charges, an increase in the use of independent contractors primarily within our Legal Consulting segment, an increase in share-based compensation expense associated with our revenue-generating professionals, and the gain resulting from the settlement of a contractual obligation in 2009. These decreases in operating margin were partially offset by the impact of the goodwill impairment charge recognized in 2009, net decreases in salary, bonus and related expenses for our revenue-generating professionals as percentage of revenues, non-cash compensation expense, restatement related expenses and depreciation and amortization in 2010.

Other expense

Other expense increased $3.7 million, or 35.6%, to $14.1 million for the year ended December 31, 2010 from $10.4 million for the year ended December 31, 2009. The $3.7 million increase was primarily due to a $2.1 million increase in interest expense resulting from an increase in our borrowing levels combined with an increase in interest rates, as well as a decrease of $1.4 million in the performance of the investments that are used to fund our deferred compensation liability. This decrease in performance was offset by a decrease in direct costs related to the corresponding deferred compensation liability when comparing 2010 to 2009.

Income tax expense

For the year ended December 31, 2010, the effective tax rate was 63.6% as income tax expense of $13.1 million was recognized on income from continuing operations of $20.6 million. Income tax expense was higher than the statutory rate primarily due to state income taxes, certain foreign losses with no related tax benefit, an increase to the valuation allowance and certain non-deductible expenses such as meals and entertainment and officers’ compensation. For the year ended December 31, 2009, the effective tax rate was 57.9% as income tax expense of $18.7 million was recognized on income from continuing operations of $32.3 million. Income tax expense in 2009 was higher than the statutory rate primarily due to certain non-deductible expenses such as non-cash compensation expense, meals and entertainment and a goodwill impairment charge coupled with certain foreign losses with no related tax benefit. Non-cash compensation expense totaled $5.6 million in 2009 and was not tax deductible because the Shareholder and Employee payments resulting in the non-cash compensation expense were not made by us.

Net income from continuing operations

Net income from continuing operations was $7.4 million for the year ended December 31, 2010 compared to $13.6 million for the year ended December 31, 2009. The $6.2 million decrease in net income from continuing operations was primarily due to decreased revenues, decreased operating margin and increased other expense when comparing 2010 to 2009. The offsetting decrease in income tax expense was partially mitigated by a higher effective tax rate in 2010 than in 2009. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the year ended December 31, 2010 was $0.36 compared to $0.66 for the year ended December 31, 2009.

Discontinued operations

Net income from discontinued operations was $1.1 million for the year ended December 31, 2010, compared to net loss from discontinued operations of $46.5 million for the year ended December 31, 2009. See Note 4 “Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about our discontinued operations.

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

Operating income

Health and Education Consulting segment operating income decreased $29.0 million, or 20.5%, to $112.3 million for the year ended December 31, 2010 from $141.3 million for the year ended December 31, 2009. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 33.2% in 2010 from 37.8% in 2009. The decrease in this segment’s operating margin was attributable to an overall decrease in revenue, discussed above, as well as increases in salary costs, share-based compensation expense and general administrative costs as a percentage of revenues. Non-cash compensation expense, representing Shareholder Payments and Employee Payments as discussed in Note 3 “Restatement of Previously-Issued Financial Statements” under “Part II—Item 8. Financial Statements and Supplementary Data,” for the Health and Education Consulting segment totaled $5.6 million in 2009 compared to zero in 2010 and reduced this segment’s operating margin by 1.49% in 2009.

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

Of the overall $29.9 million increase in revenues, $33.6 million was attributable to our full-time equivalents, which was partially offset by a $3.7 million decrease attributable to our full-time billable consultants. The $33.6 million increase in full-time equivalent revenues reflected an increase in demand for our document review services. The $3.7 million decrease in full-time billable consultant revenues reflected a decrease in the demand for our advisory services coupled with a decrease in the average number of full-time billable consultants.

Operating income

Legal Consulting segment operating income increased $17.3 million, or 78.6%, to $39.3 million for the year ended December 31, 2010 from $22.0 million for the year ended December 31, 2009. Segment operating margin increased to 27.2% in 2010 from 19.2% in 2009. The increase in this segment’s operating margin was attributable to lower total compensation cost, promotion and marketing and support salaries as a percentage of revenues, partially offset by increased general administration and share-based compensation expenses as a percentage of revenues.

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $4.6 million, or 12.3%, to $32.7 million for the year ended December 31, 2010 from $37.3 million for the year ended December 31, 2009. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 92.3%, 5.3% and 2.4% of this segment’s revenues during 2010, respectively. During 2009, time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 96.4%, 1.0% and 2.6% of this segment’s revenues, respectively.

Of the overall $4.6 million decrease in revenues, $3.6 million was attributable to our full-time billable consultants and $1.0 million was attributable to our full-time equivalents. The overall decrease reflects decreased demand for our services.

Operating income

Financial Consulting segment operating income decreased $1.4 million, or 10.6%, to $11.8 million for the year ended December 31, 2010 compared to $13.2 million for the year ended December 31, 2009. Segment operating margin increased to 36.2% in 2010 from 35.4% in 2009. The increase in this segment’s operating margin was attributable to decreases in bad debt expense, contractor expense and promotion and sponsorship expenses when comparing 2010 to 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $1.2 million, from $6.3 million at December 31, 2010, to $5.1 million at December 31, 2011. Cash and cash equivalents decreased $0.2 million, from $6.5 million at December 31, 2009, to $6.3 million at December 31, 2010. Cash and cash equivalents included $0.1 million and $0.7 million of cash related to discontinued operations as of December 31, 2010 and 2009, respectively. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Operating activities

Cash flows provided by operating activities totaled $108.6 million, $50.1 million and $113.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our operating assets and liabilities consist primarily of receivables from clients and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable affect these account balances. The increase in cash provided by operations in 2011 when compared with 2010 was primarily attributable to higher revenues partially offset by increases in direct costs and selling, general and administrative costs in combination with an increase in the accrued payroll and related benefits liability. The increase in the accrued payroll and related benefits liability is the result of lower bonus payments in 2011 for the 2010 performance year compared to the amount accrued in 2011 that will not be paid out until 2012.

The decrease in cash flow from operations in 2010 was attributable to the increased payment of 2009 performance-based bonuses during the first quarter of 2010 as compared to the same period in 2009 coupled with an increase in accounts payable payments in 2010 compared to 2009, primarily related to the timing of when payments were made. These increased payments were partially offset by a decrease in the current income tax receivable resulting from the receipt of a federal income tax refund in the second quarter of 2010.

Investing activities

Cash used in investing activities was $38.5 million, $87.8 million and $64.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The use of cash in 2011 primarily consisted of additional purchase consideration earned by the selling shareholders of businesses that we acquired and purchases of property and equipment. We are required to pay additional purchase consideration to the sellers if specific financial performance targets and conditions are met over a number of years as specified in the related purchase agreements. We paid approximately $22.1 million in such consideration during 2011.

The use of cash in 2010 primarily consisted of payments for acquired businesses of $87.9 million which were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired, totaling $65.4 million. In addition, the use of cash in 2010 also consisted of payments related to the acquisitions of businesses in the Health and Education Consulting segment and the Legal Consulting segment, which individually and in the aggregate qualified as insignificant for financial reporting purposes. The use of cash in 2010 was partially offset by $7.9 million of net proceeds provided by the December 2009 sale of Galt and the September 2010 sale of a portion of the Disputes and Investigation practice, which are both reported as discontinued operations and discussed above under the heading “Discontinued Operations”.

The use of cash in 2009 primarily consisted of payments for acquired businesses of $51.6 million, which were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired, totaling $49.4 million.

We estimate that the cash utilized for capital expenditures in 2012 will be approximately $20.0 million, consisting of information technology related equipment and leasehold improvements to support the continued growth of our document review and processing services, as well as information technology related equipment to support our corporate infrastructure.

Financing activities

Cash used in financing activities was $71.5 million for the year ended December 31, 2011. Cash provided by financing activities was $37.6 million for the year ended December 31, 2010. Cash used in financing activities was $56.6 million for the year ended December 31, 2009. Cash used in financing activities in 2011 and 2009 was primarily attributable to net repayments on our credit facility. Cash provided by financing activities in 2010 was primarily attributable to increased net borrowings under our credit facility.

On April 14, 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement (the “2011 Credit Agreement”) with various financial institutions including Bank of America, N.A., as lender, administrative agent and collateral agent for the lenders; JPMorgan Chase Bank, N.A., as lender and syndication agent; PNC Bank, National Association; Harris N.A. and KeyBank National Association as lenders and Co-Documentation Agents; Fifth Third Bank, The Northern Trust Company, RBS Citizens, N.A., The PrivateBank and Trust Company, FirstMerit Bank, N.A., and Northbrook Bank & Trust Company as lenders (collectively the “Lenders”); and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers. The 2011 Credit Agreement replaces the previous Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein.

The 2011 Credit Agreement consists of a senior secured credit facility in an aggregate principal amount of $350.0 million comprised of a five-year revolving credit facility (“Revolver”) under which the Company may borrow from time to time up to $150.0 million and a $200.0 million five-year term loan facility (“Term Loan”) which was funded in a single advance on the closing date. The 2011 Credit Agreement provides for the option to increase the revolving credit facility in an aggregate amount of up to $50 million subject to certain requirements as defined in the 2011 Credit Agreement. The proceeds of the senior secured credit facility were used to refinance existing indebtedness, and will continue to be used for working capital, capital expenditures, and other corporate purposes.

As discussed under Note 7 “Borrowings” under “Part II—Item 8. Financial Statements and Supplementary Data,” the obligations under the 2011 Credit Agreement are secured pursuant to the Security Agreement and a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.

Fees and interest on borrowings vary based on our total debt to EBITDA ratio as set forth in the 2011 Credit Agreement. Interest is based on a spread over the London Interbank Offered Rate (“LIBOR”) or a spread over the base rate, as selected by the Company. The base rate is the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate and (c) except during a Eurodollar Unavailability Period, the Eurodollar Rate plus 1.0%.

The Term Loan is subject to scheduled quarterly amortization payments equal to 7.5% of the original principal balance in year one, 10.0% in year two, 12.5% in years three and four, and 57.5% in year five, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is April 14, 2016, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver will be due upon expiration of the 2011 Credit Agreement on April 14, 2016.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $10 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At December 31, 2011, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.59 to 1.00, a leverage ratio of 1.57 to 1.00, and net worth greater than $150 million. At December 31, 2010, we were also in compliance with our debt covenants. The 2011 Credit Agreement excludes non-cash goodwill impairment charges from Consolidated EBITDA as defined in the 2011 Credit Agreement. As a result, the goodwill impairment charge discussed at Note 5 “Goodwill and Intangible Assets” under “Part II—Item 8. Financial Statements and Supplementary Data” does not affect the Company’s compliance with the financial debt covenants of the 2011 Credit Agreement discussed above. Furthermore, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants of the 2011 Credit Agreement discussed above at future covenant measurement dates.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At December 31, 2011, outstanding letters of credit totaled $4.0 million and are primarily used as security deposits for our office facilities. As of December 31, 2011, the borrowing capacity under the 2011 Credit

Agreement was $141.3 million. Borrowings outstanding under this credit facility at December 31, 2011 totaled $193.5 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2016 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted average interest rate of 3.3% including the effect of the interest rate swap described below in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Borrowings outstanding at December 31, 2010 totaled $257.0 million and carried a weighted average interest rate of 4.5% including the effect of the interest rate swap.

During 2011, 2010 and 2009, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired. We also made borrowings to fund our daily operations, including costs related to the restatement matters. During the year ended December 31, 2011, the average daily outstanding balance under our credit facility was $252.4 million.

See “Part I—Item 1A. Risk Factors” for a discussion of certain risks and uncertainties related to the 2011 Credit Agreement.

Future needs

Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. In connection with our past business acquisitions, we are required under earn-out provisions to pay additional purchase consideration to the sellers if specific financial performance targets are met. We also have cash needs to service our credit facility and repay our Term Loan. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth and capital needs arising from cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.

CONTRACTUAL OBLIGATIONS

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and under contingent commitments as of December 31, 2011 (in thousands).

	Less than 1 year (2012)	1-3 years (2013 to 2014)	3-5 years (2015 to 2016)	More than 5 years (2017 and thereafter)	Total
Additional purchase consideration	$32,062	$—	$—	$—	$32,062
Purchase of business	3,000	—	—	—	3,000
Purchase obligations	4,818	2,370	780	—	7,968
Capital lease obligations	6	4	2	—	12
Long-term bank borrowings	—	—	193,500	—	193,500
Operating lease obligations	17,274	19,848	7,530	8,898	53,550

Total contractual obligations	$57,160	$22,222	$201,812	$8,898	$290,092

In connection with certain business acquisitions, we are required to pay additional purchase consideration to the sellers if specific financial performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. After payment in 2012 of the additional purchase consideration earned in 2011, we have no further obligations under these arrangements.

Purchase obligations include sponsorships, subscriptions to research tools, information technology, and other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation.

Borrowings outstanding under our credit facility at December 31, 2011 totaled $193.5 million, all of which we have classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2016 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. As described under “Liquidity and Capital Resources” and Note 7 “Borrowings” under “Part II—Item 8. Financial Statements and Supplementary Data,” interest on borrowings varies based on our level of borrowings, fluctuations in the variable base rates provided for in the 2011 Credit Agreement, and the spread we pay over those base rates based on our total debt to EBITDA ratio. As such, we are unable to quantify our future obligations relating to interest on our borrowings.

We lease our facilities and equipment under operating and capital lease arrangements expiring on various dates through 2022, with various renewal options. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount.

As of December 31, 2011, our liabilities for uncertain tax positions were $0.8 million, which are classified as non-current. We are unable to reasonably estimate the timing of future cash flows related to the non-current portion as it is dependent on examinations by taxing authorities.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350),” which simplifies the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. The Company adopted this pronouncement effective in the fourth quarter of 2011. See Note 5 “Goodwill and Intangible Assets” under “Part II—Item 8. Financial Statements and Supplementary Data” for further discussion.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in the first quarter of 2012. However, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 would still require companies to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company does not expect the guidance to impact its Consolidated Financial Statements, as it only requires a change in the format of presentation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At December 31, 2011, we had borrowings outstanding totaling $193.5 million that carried a weighted average interest rate of 3.3%. A hypothetical one percent change in this interest rate would have a $1.9 million effect on our pre-tax income.

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this interest rate swap to hedge against the risk of changes in future cash flows related to changes in interest rate on $100.0 million of the total variable-rate borrowings outstanding under our credit facility. Under the terms of the agreement, we receive from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.715%. This swap effectively fixed our LIBOR-based rate for $100.0 million of our debt beginning on March 31, 2009 and through February 23, 2012. Including the impact of the swap, the effective interest rate on $100.0 million of our debt was 4.0% as of December 31, 2011. We assess the effectiveness of this hedge quarterly, and as of December 31, 2011, this hedge is effective.

On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective on February 29, 2012 and ending on April 14, 2016. We entered into this derivative instrument to continue hedging against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $56.6 million and amortizes throughout the term, which effectively fixes the interest rate on 30% of our Term Loan. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.9875%.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of December 31, 2011.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts at banks participating in our 2011 Credit Agreement. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s Consolidated Financial Statements and supplementary data begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2012 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2011 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders (1):
2002 Equity Incentive Plan	10,036	$0.02	—	(2)
2002 Equity Incentive Plan (California)	1,088	$1.22	—	(2)
2003 Equity Incentive Plan	53,777	$1.27	—	(2)
2004 Omnibus Stock Plan	185,193	$22.68	944,949
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

Total	250,094	$17.07	944,949

(1)	Our equity compensation plans were approved by the existing shareholders prior to our initial public offering. At our annual meeting of stockholders on May 2, 2006 our stockholders approved an amendment to our 2004 Omnibus Stock Plan to increase the number of shares available for issuance by 2,100,000 shares. At our annual meeting of stockholders on May 3, 2010 our stockholders approved an amendment to our 2004 Omnibus Stock Plan to increase the number of shares available for issuance by 650,000 shares.

(2)	Prior to the completion of our initial public offering, we established the 2004 Omnibus Stock Plan. We terminated the 2002 Equity Incentive Plan, 2002 Equity Incentive Plan (California) and 2003 Equity Incentive Plan with respect to future awards and no further awards will be granted under these plans.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Audit and Non-Audit Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report on Form 10-K.

1.	Financial Statements – Our independent registered public accounting firm’s report and our Consolidated Financial Statements are listed below and begin on page F-1 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – The financial statement schedules required by this item are included in the Consolidated Financial Statements and accompanying notes.

3.	Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
2.1	Stock Purchase Agreement by and among Wellspring Partners LTD, the Shareholders of Wellspring Partners LTD and Huron Consulting Group Holdings LLC, dated as of December 29, 2006.		8-K		2.1	1/8/07
2.2	Amendment No. 1, dated July 8, 2008, to the Stock Purchase Agreement, dated as of December 29, 2006, by and among Wellspring Partners LTD, the shareholders of Wellspring Partners LTD listed on the signature page thereto, and Huron Consulting Group Holdings LLC.		8-K		2.2	7/9/08
2.3	Stock Purchase Agreement by and among Glass & Associates, Inc., the Shareholders of Glass & Associates, Inc. and Huron Consulting Group Holdings LLC and Huron Consulting Group Inc., dated as of January 2, 2007.		8-K		2.2	1/8/07
2.4	Asset Purchase Agreement, dated July 8, 2008, by and among Huron Consulting Group Inc., Huron Consulting Services LLC, Stockamp & Associates, Inc. and the shareholders of Stockamp & Associates, Inc. listed on the signature pages thereto.		8-K		2.1	7/9/08

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
2.5	Letter agreement, dated July 30, 2009 by and among Huron Consulting Services LLC, David Shade, John F. Tiscornia and George Whetsell as trustees and David Shade, John F. Tiscornia, George Whetsell, Janice James, Ramona Lacy and Gordon Mountford as beneficiaries, amending the Stock Purchase Agreement, dated December 29, 2006, by and among Huron Consulting Services LLC, Wellspring Partners LTD and the former shareholders of Wellspring Partners LTD.		10-Q	9/30/09	2.2	11/5/09
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		8-K		3.1	4/14/11
4.1	Specimen Stock Certificate.		S-1 (File No. 333- 115434)		4.1	10/5/04
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).		S-1 (File No. 333- 115434)		10.1	10/5/04
10.2	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan.		S-8		10.1	5/5/10
10.3	Amended and Restated Credit Agreement, dated as of April 14, 2011, among Huron Consulting Group Inc., as the Company, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Harris Bank and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.		8-K		10.1	4/19/11
10.4	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.		10-K	12/31/08	10.12	2/24/09
10.5	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth		8-K		10.1	1/14/10
10.6	Senior Management Agreement by and between Huron Consulting Group Inc. and James K. Rojas.		8-K		10.1	3/3/10
10.7	Senior Management Agreement by and between Huron Consulting Group Inc. and David Shade.		8-K		10.2	3/3/10
10.8	Senior Management Agreement by and between Huron Consulting Group Inc. and Natalia Delgado.		8-K		10.3	3/3/10

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
10.9	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and Mary M. Sawall.		8-K		10.4	3/3/10
10.10	Senior Management Agreement by and between Huron Consulting Group Inc. and Diane Ratekin.		8-K		10.1	3/22/11
10.11	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.		8-K		10.1	7/19/11
10.12	Amended and Restated Credit Agreement, dated as of April 14, 2011, among Huron Consulting Group Inc., as the Company, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Harris Bank and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.		8-K		10.1	4/19/11
10.13	Amended and Restated Security Agreement, dated as of April 14, 2011.		8-K		10.2	4/19/11
10.14	Amended and Restated Pledge Agreement, dated as of April 14, 2011.		8-K		10.3	4/19/11
10.15	Consulting Agreement by and between Huron Consulting Group Inc. and Natalia Delgado.	X
10.16	Separation Agreement by and between Huron Consulting Group Inc. and Natalia Delgado.	X
18.1	Preferability Letter from PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, regarding a change in accounting principle.	X
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by Reference
			Form	Period Ending	Exhibit	Filing Date
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ JAMES H. ROTH James H. Roth	President, Chief Executive Officer and Director	February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JAMES H. ROTH James H. Roth	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2012

/s/ JOHN F. MCCARTNEY John F. McCartney	Non-Executive Chairman of the Board	February 23, 2012

/s/ GEORGE E. MASSARO George E. Massaro	Vice Chairman of the Board	February 23, 2012

/s/ C. MARK HUSSEY C. Mark Hussey	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2012

/s/ DUBOSE AUSLEY DuBose Ausley	Director	February 23, 2012

/s/ JAMES D. EDWARDS James D. Edwards	Director	February 23, 2012

/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director	February 23, 2012

/s/ JOHN S. MOODY John S. Moody	Director	February 23, 2012

HURON CONSULTING GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Huron Consulting Group Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 23, 2012

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$5,080	$6,271
Receivables from clients, net	107,820	88,860
Unbilled services, net	49,056	27,420
Receivable from disposal of business	105	—
Income tax receivable	19,501	4,896
Deferred income taxes, net	12,531	19,853
Insurance recovery receivable	—	27,000
Prepaid expenses and other current assets	14,086	15,591
Current assets of discontinued operations	3,345	10,723

Total current assets	211,524	200,614
Property and equipment, net	31,176	32,935
Receivable from disposal of business	2,575	—
Deferred income taxes, net	—	12,440
Other non-current assets	12,317	10,539
Intangible assets, net	16,867	25,602
Goodwill	512,185	506,214
Non-current assets of discontinued operations	—	639

Total assets	$786,644	$788,983

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,084	$8,156
Accrued expenses	22,505	28,763
Accrued payroll and related benefits	66,464	43,578
Accrued consideration for business acquisitions, current portion	35,062	25,013
Accrued litigation settlement	—	39,552
Income tax payable	101	752
Deferred revenues	36,721	17,955
Current liabilities of discontinued operations	765	2,390

Total current liabilities	169,702	166,159
Non-current liabilities:
Deferred compensation and other liabilities	7,856	6,221
Accrued consideration for business acquisitions, net of current portion	—	3,847
Bank borrowings	193,500	257,000
Deferred lease incentives	6,670	7,323
Deferred income taxes	12,078	—
Non-current liabilities of discontinued operations	49	61

Total non-current liabilities	220,153	274,452
Commitments and Contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,208,549 and 23,221,287 shares issued at December 31, 2011and December 31, 2010, respectively	234	222
Treasury stock, at cost, 1,642,018 and 1,343,201 shares at December 31, 2011 and December 31, 2010, respectively	(75,735)	(65,675)
Additional paid-in capital	400,597	363,402
Retained earnings	72,902	52,383
Accumulated other comprehensive loss	(1,209)	(1,960)

Total stockholders’ equity	396,789	348,372

Total liabilities and stockholders’ equity	$786,644	$788,983

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues and reimbursable expenses:
Revenues	$606,314	$515,668	$526,047
Reimbursable expenses	51,580	43,350	42,577

Total revenues and reimbursable expenses	657,894	559,018	568,624
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	376,084	317,025	316,180
Intangible assets amortization	5,364	4,125	4,695
Reimbursable expenses	51,673	43,223	42,591

Total direct costs and reimbursable expenses	433,121	364,373	363,466

Operating expenses:
Selling, general and administrative	119,325	111,530	115,914
Restructuring charges	3,829	4,062	2,234
Restatement related expenses	4,579	8,666	17,490
Litigation settlements, net	1,096	17,316	—
Depreciation and amortization	18,524	18,372	21,483
Goodwill impairment charges	21,973	—	8,034

Total operating expenses	169,326	159,946	165,155
Other gains	—	—	2,687

Operating income	55,447	34,699	42,690
Other income (expense):
Interest (expense), net of interest income	(12,259)	(14,402)	(12,256)
Other (expense) income	(78)	262	1,883

Total other (expense)	(12,337)	(14,140)	(10,373)

Income from continuing operations before income tax expense	43,110	20,559	32,317
Income tax expense	21,629	13,132	18,668

Net income from continuing operations	21,481	7,427	13,649
(Loss) income from discontinued operations (including loss on disposal of $1.9 million in 2011, gain on disposal of $1.2 million in 2010 and loss on disposal of $0.4 million in 2009), net of tax	(962)	1,098	(46,522)

Net income (loss)	$20,519	$8,525	$(32,873)

Net earnings (loss) per basic share:
Net income from continuing operations	$1.01	$0.36	$0.68
(Loss) income from discontinued operations, net of tax	$(0.05)	$0.05	$(2.31)

Net income (loss)	$0.96	$0.41	$(1.63)

Net earnings (loss) per diluted share:
Net income from continuing operations	$0.99	$0.36	$0.66
(Loss) income from discontinued operations, net of tax	$(0.04)	$0.05	$(2.26)

Net income (loss)	$0.95	$0.41	$(1.60)

Weighted average shares used in calculating earnings (loss) per share:
Basic	21,324	20,546	20,114
Diluted	21,676	20,774	20,526

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	20,183,908	$202	(780,336)	$(21,443)	$263,485	$76,731	$51	$319,026
Comprehensive loss:
Net loss						(32,873)		(32,873)
Foreign currency translation adjustment, net of tax							(450)	(450)
Unrealized loss on cash flow hedging instrument, net of tax							(394)	(394)

Total comprehensive loss								(33,717)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	720,190	7	(303,002)	(26,814)	26,807			—
Exercise of stock options	95,991	1			161			162
Business combinations	330,222	3			14,760			14,763
Share-based compensation					19,904			19,904
Shares redeemed for employee tax withholdings			(74,263)	(3,304)				(3,304)
Income tax benefit on share-based compensation					1,822			1,822
Capital contributed by selling shareholders of acquired businesses					8,333			8,333

Balance at December 31, 2009	21,330,311	$213	(1,157,601)	$(51,561)	$335,272	$43,858	$(793)	$326,989
Comprehensive income:
Net income						8,525		8,525
Foreign currency translation adjustment, net of tax							(689)	(689)
Unrealized loss on cash flow hedging instrument, net of tax							(478)	(478)

Total comprehensive income								7,358
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	839,647	8	(194,844)	(12,564)	12,556			—
Exercise of stock options	71,471	1			72			73
Share-based compensation					19,547			19,547
Shares redeemed for employee tax withholdings			(68,490)	(1,550)				(1,550)
Income tax deficit on share-based compensation					(4,045)			(4,045)

Balance at December 31, 2010	22,241,429	$222	(1,420,935)	$(65,675)	$363,402	$52,383	$(1,960)	$348,372
Comprehensive income:
Net income						20,519		20,519
Foreign currency translation adjustment, net of tax							154	154
Unrealized gain on cash flow hedging instrument, net of tax							597	597

Total comprehensive income								21,270
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	618,990	6	(109,023)	(5,539)	5,533			—
Exercise of stock options	27,862	1			218			219
Settlement of class action lawsuit	474,547	5			13,643			13,648
Share-based compensation					18,443			18,443
Shares redeemed for employee tax withholdings			(149,075)	(4,521)				(4,521)
Income tax deficit on share-based compensation					(642)			(642)

Balance at December 31, 2011	23,362,828	$234	(1,679,033)	$(75,735)	$400,597	$72,902	$(1,209)	$396,789

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$20,519	$8,525	$(32,873)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,717	22,861	28,333
Share-based compensation	19,388	20,682	19,904
Non-cash compensation	—	—	8,333
Allowances for doubtful accounts and unbilled services	(8,392)	350	1,993
Deferred income taxes	29,702	(863)	(27,892)
Loss on disposal of property and equipment	20	208	—
Loss (gain) on sale of business	1,860	(1,232)	—
Non-cash portion of litigation settlements	1,096	12,552	—
Goodwill impairment charges	23,900	—	106,000
Write-down of goodwill and intangibles related to sale of business	—	—	3,425
Other gains	—	—	(3,286)
Changes in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables from clients	(21,055)	(554)	(2,597)
(Increase) decrease in unbilled services	(7,179)	6,210	2,503
(Increase) decrease in current income tax receivable / payable, net	(15,244)	13,106	(15,957)
Decrease (increase) in other assets	4,296	2,274	(622)
(Decrease) increase in accounts payable and accrued liabilities	(4,602)	(3,665)	6,928
Increase (decrease) in accrued payroll and related benefits	20,909	(33,439)	28,335
Increase (decrease) in deferred revenues	18,682	3,036	(8,601)

Net cash provided by operating activities	108,617	50,051	113,926

Cash flows from investing activities:
Purchases of property and equipment, net	(13,939)	(8,500)	(12,616)
Net (investment in) surrender of life insurance policies	(434)	687	(395)
Purchases of businesses, net of cash acquired	(24,905)	(87,946)	(51,550)
Sales of businesses	788	7,942	—

Net cash used in investing activities	(38,490)	(87,817)	(64,561)

Cash flows from financing activities:
Proceeds from exercise of stock options	219	73	162
Shares redeemed for employee tax withholdings	(4,521)	(1,550)	(3,304)
Tax benefit from share-based compensation	1,094	1,291	7,952
Proceeds from borrowings under credit facility	282,301	363,500	246,000
Repayments on credit facility	(348,500)	(325,500)	(307,000)
Principal payments of notes payable and capital lease obligations	(62)	(257)	(370)
Deferred acquisition payments	(2,000)	—	—

Net cash (used in) provided by financing activities	(71,469)	37,557	(56,560)

Effect of exchange rate changes on cash	75	97	(452)
Net decrease in cash and cash equivalents	(1,267)	(112)	(7,647)
Cash and cash equivalents at beginning of the period (1)	6,347	6,459	14,106

Cash and cash equivalents at end of the period (2)	$5,080	$6,347	$6,459

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Note received for sale of business	$2,680	$—	$—
Debt issuance costs	$2,699	$—	$—
Issuance of common stock in connection with settlement of class action lawsuit	$13,648	$—	$—
Capitalized lease obligations incurred	$—	$—	$18
Cash paid during the year for:
Interest	$9,578	$13,303	$11,968
Income taxes	$6,179	$8,838	$22,800

(1)	Cash and cash equivalents presented herein includes $0.1 million, $0.7 million and $1.7 million of cash and cash equivalents classified as discontinued operations as of December 31, 2010, 2009 and 2008, respectively.

(2)	Cash and cash equivalents presented herein includes $0.1 million and $0.7 million of cash and cash equivalents classified as discontinued operations as of December 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

1. Description of Business

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, recover from distress, leverage technology, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our professionals employ their expertise in healthcare administration, finance and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, governmental entities, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements reflect the financial position at December 31, 2011 and December 31, 2010, and the results of operations and cash flows for the years ended December 31, 2011, 2010 and 2009.

Certain amounts reported in the previous years have been reclassified to conform to the 2011 presentation. The Consolidated Financial Statements include the accounts of Huron Consulting Group Inc. and its 100% owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Since December 31, 2009, we have undertaken several separate initiatives to divest certain practices within the Financial Consulting segment in order to enable us to devote more of our energy and financial resources to the remaining businesses of the Company where we have a more substantial market presence. On December 30, 2011, we sold the Accounting Advisory (“AA”) practice to a group of investors including the managing director of the practice at the time. On September 30, 2010, we completed a sale of a portion of the Disputes and Investigations (“D&I”) practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the Utilities Consulting (“Utilities”) practice. In December 2009, our Board of Directors approved a plan to divest the businesses that included the international operations of our Japan office (“Japan”) and the strategy business MS Galt & Co. LLC (“Galt”), which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 via a wind down of the business. As a result of these actions, the operating results of AA, D&I, Utilities, Japan, and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform to this presentation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison of continuing operations. See Note 4 “Discontinued Operations” for additional information about our discontinued operations.

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

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met.

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35.

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

Allowances for Doubtful Accounts and Unbilled Services

We maintain allowances for doubtful accounts and for services performed but not yet billed based on several factors, including the estimated cash realization from amounts due from clients, an assessment of a client’s ability to make required payments, and the historical percentages of fee adjustments and write-offs by practice group. The allowances are assessed by management on a regular basis.

We record the provision for doubtful accounts and unbilled services as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, we record the provision in selling, general and administrative expenses.

Direct Costs and Reimbursable Expenses

Direct costs and reimbursable expenses consist primarily of revenue-generating employee compensation and their related benefit and share-based compensation costs, the cost of outside consultants or subcontractors assigned to revenue-generating activities, other third party costs directly attributable to our revenue-generating activities and direct expenses to be reimbursed by clients. Direct costs and reimbursable expenses incurred on engagements are expensed in the period incurred.

Cash and Cash Equivalents

We consider all highly liquid investments, including overnight investments and commercial paper, with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

To the extent receivables from clients become delinquent, collection activities commence. No single client balance is considered large enough to pose a material credit risk. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable, and bill and collect unbilled services. Management does not anticipate incurring losses on accounts receivable in excess of established allowances. See Note 19 “Segment Information” for concentration of accounts receivable and unbilled services.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items. The carrying values of our bank borrowings reported in the Consolidated Balance Sheets approximate fair value since they bear interest at variable rates. See Note 7 “Borrowings.”

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets. Software, computers and related equipment are depreciated over an estimated useful life of two to four years. Furniture and fixtures are depreciated over five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the initial term of the lease.

Software Development Costs

We evaluate software research and development costs in accordance with ASC 985-20, “Software-Costs of Software to be Sold, Leased or Marketed”, which requires such costs to be expensed until the point that technological feasibility of the software is established. Based on our software development process, technological feasibility is established upon completion of a working model. To date, the time period between the establishment of technological feasibility for our software products and their availability for sale for has been short and no significant development costs have been incurred during that period. Accordingly, we have not capitalized any software research and development. To the extent significant development costs are incurred during the period between the establishment of technological feasibility and availability for sale on future software development projects or with regard to product enhancements on existing software products, we will capitalize such costs in accordance with the provisions of ASC 985-20.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360 “Property, Plant and Equipment.” Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. No impairment charges for long-lived assets were recorded in 2011, 2010 or 2009.

Intangible Assets Other Than Goodwill

We account for intangible assets in accordance with FASB ASC Topic 350 “Intangibles – Goodwill and Other.” This topic requires that certain identifiable intangible assets be amortized over their expected useful lives. Intangible assets are reviewed for impairment in a similar manner to our long-lived assets described above. During the fourth quarter of 2011, the Company recorded an impairment charge of $0.6 million relating to intangible assets for which the carrying value exceeded the estimated fair value. No impairment charges for intangible assets were recorded in 2010 or 2009.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Under the provisions of FASB ASC Topic 350, goodwill is required to be tested at the reporting unit level for impairment on an annual basis and between annual tests whenever indications of impairment arise. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess. In accordance with FASB ASC Topic 350, we aggregate our business components into reporting units and test for goodwill impairment. In testing for a potential impairment of goodwill, we estimate the fair value of each of our

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

reporting units and compare this fair value to the carrying value of the reporting units. Prior to the adoption of Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350),” we estimated the fair value of our reporting units using a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by each of the reporting units and then discounting these cash flows to present value. Pursuant to our policy at the time, we performed the annual goodwill impairment test as of April 30, 2011 and determined that no impairment of goodwill existed as of that date.

During the third quarter of 2011, in connection with our quarterly forecasting cycle, we updated the forecasted results of operations for our operating segments based on the most recent financial results and our best estimates of future operations. The updated forecast reflected a decline in revenues for the Accounting Advisory (“AA”) practice within our Financial Consulting segment primarily due to the inability to generate new sales to replace decreasing revenues from one significant client. Accordingly, in connection with the preparation of our financial statements for the quarter ended September 30, 2011, we performed an impairment analysis with respect to the carrying value of goodwill in our Financial Consulting reporting unit. As a result of this analysis we recorded a non-cash, pre-tax, goodwill impairment charge of $23.9 million to reduce the carrying value of goodwill in our Financial Consulting reporting unit.

During the fourth quarter of 2011, we revised our accounting policy to change our annual goodwill impairment testing date from April 30 to November 30 of each year. This change was made to better align the timing of our impairment testing procedures with our annual planning and budgeting process, which concludes substantially during the fourth quarter of each year. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. As a result of this accounting change, we also completed a goodwill impairment test as of November 30, 2011 and determined that no additional impairment of goodwill existed as of that date. During the quarter, we also adopted the provisions of ASU 2011-08, which simplifies the periodic testing of goodwill for impairment. This guidance allows companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under previous accounting standards. Based on our assessment of qualitative factors, we determined that it is more likely than not that the fair value of any of our reporting units exceeds their respective carrying values. As such, no additional quantitative analysis was performed.

See Note 5 “Goodwill and Intangible Assets” for information regarding our 2009 and 2011 goodwill impairment charges.

Non-Current Liabilities

We record certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. We have also recorded as non-current the portion of the deferred lease incentive liability that we expect to recognize over a period greater than one year. The non-current portion of the deferred lease incentive liability totaled $6.7 million and $7.3 million at December 31, 2011 and 2010, respectively, and was primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The portion of the deferred lease incentive corresponding to the rent payments that will be paid within 12 months of the balance sheet date is classified as current liabilities. We monitor the classification of such liabilities based on the expectation of their utilization periods.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Current tax liabilities and assets are recognized for the estimated taxes payable or refundable, respectively, on the tax returns for the current year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets.

Share-Based Compensation

We account for share-based compensation in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.” Under FASB ASC Topic 718, we recognize share-based compensation ratably using the straight-line attribution method over the requisite service period. Share-based compensation cost is measured based on the grant date fair value of the respective awards. In addition, pursuant to ASC Topic 718, we estimate the amount of expected forfeitures when calculating share-based compensation.

Sponsorship and Advertising Costs

Sponsorship and advertising costs are expensed as incurred. Such expenses for 2011, 2010 and 2009 totaled $6.2 million, $5.1 million and $5.9 million, respectively, and are a component of selling, general and administrative expense on our consolidated statement of operations.

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

Foreign currency transaction gains and losses are included in other income (expense) on the statements of operations. We recognized immaterial foreign currency transaction losses in 2011 and 2010 and net foreign currency transaction gains of $0.2 million in 2009.

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

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350),” which simplifies the periodic testing of goodwill for impairment. This guidance allows companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. The Company adopted this pronouncement in the fourth quarter of 2011. See Note 5 “Goodwill and Intangible Assets” for further discussion.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in the first quarter of 2012. However, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 would still require companies to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company does not expect the guidance to impact its Consolidated Financial Statements, as it only requires a change in the format of presentation.

3. Restatement of Previously-Issued Financial Statements

As previously disclosed, on August 17, 2009, we restated our financial statements for the years ended December 31, 2008, 2007 and 2006, as well as the three months ended March 31, 2009:

—	Amendment No. 1 on Form 10-K/A, filed with the SEC on August 17, 2009, to our Annual Report on Form 10-K for the year ended December 31, 2008, originally filed on February 24, 2009.

—	Amendment No. 1 on Form 10-Q/A, filed with the SEC on August 17, 2009, to our Quarterly Report on Form 10-Q for the period ended March 31, 2009, originally filed on April 30, 2009.

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

The SEC is conducting an investigation with respect to the restatement. As often happens in these circumstances, the United States Attorney’s Office (“USAO”) for the Northern District of Illinois made a telephonic request of our counsel in 2009 for copies of certain documents that we previously provided to the SEC, which we then voluntarily provided.

In addition, several purported private shareholder class action lawsuits and federal and state derivative lawsuits have been filed in respect of the restatement. The purported class action lawsuits have been settled and the federal derivative lawsuits have been dismissed with prejudice and can no longer be appealed. The state derivative lawsuits, which have been consolidated, were dismissed by the Court with prejudice last year but the plaintiffs have filed a notice of appeal which remains outstanding. See Note 18 “Commitments, Contingencies and Guarantees” for a discussion of the SEC investigation, the USAO’s request for certain documents, and the purported private shareholder class action lawsuit and derivative lawsuits that occurred as a result of the restatement.

For the year ended December 31, 2011, expenses incurred in connection with the restatement totaled $4.6 million. This amount primarily consisted of legal fees of $3.6 million and a charge of $1.0 million recorded by the Company during the fourth quarter related to our ongoing discussions with the SEC regarding a potential settlement. See Note 18 “Commitments, Contingencies and Guarantees.” For the year ended December 31, 2010, expenses incurred in connection with the restatement totaled $8.7 million, and were primarily comprised of legal fees. For the year ended December 31, 2009, expenses incurred in connection with the restatement totaled $17.5 million and were primarily comprised of legal and accounting fees, as well as the settlement costs of an indemnification claim arising in connection with a representation and warranty in a purchase agreement for a previous acquisition. All legal fees are expensed as incurred.

4. Discontinued Operations

Since December 31, 2009, we have undertaken several separate initiatives to divest certain practices within the Financial Consulting segment in order to enable us to devote more of our energy and financial resources to the remaining businesses of the Company where we have a more substantial market presence. On December 30, 2011, we sold the Accounting Advisory (“AA”) practice to a group of investors including the managing director of the practice at the time. On September 30, 2010, we completed a sale of a portion of the Disputes and Investigations (“D&I”) practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the Utilities Consulting (“Utilities”) practice. In December 2009, our Board of Directors approved a plan to divest the businesses that included the international operations of our Japan office (“Japan”) and the strategy business MS Galt & Co. LLC (“Galt”), which we acquired in April 2006. We exited Galt with the December 31, 2009 sale of the business back to its three original principals. We exited Japan effective June 30, 2010 via a wind down of the business. The Company recognized a loss of $1.9 million in connection with the sale of AA, a gain of $1.2 million in connection with the sale of D&I and a loss of $0.4 million in connection with the sale of Galt.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

As a result of these actions, the operating results of AA, D&I, Utilities, Japan, and Galt are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform to this presentation in accordance with FASB ASC Topic 205 “Presentation of Financial Statements” to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of December 31, 2011 and 2010 aggregate amounts associated with the discontinued operations as described above. Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Year ended December 31,
	2011	2010	2009
Revenues	$22,824	$64,219	$137,900
(Loss) income from discontinued operations before income tax expense (1)(2)(3)	$(1,915)	$2,922	$(78,853)
Net (loss) income from discontinued operations	$(962)	$1,098	$(46,522)

(1)	Includes non-cash compensation expense of $2.6 million for the year ended December 31, 2009.

(2)	Includes goodwill impairment charges of $1.9 million and $98.0 million for the years ended December 31, 2011 and 2009, respectively.

(3)	Includes restructuring related charges of $4.4 million for the year ended December 31, 2010 related to the exit of the D&I and Japan operations.

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the Consolidated Balance Sheets as of December 31, 2011 and 2010 are presented in the following table (amounts in thousands).

	December 31, 2011	December 31, 2010
Assets
Cash	$—	$76
Receivables from clients, net	3,301	9,125
Other current assets	44	1,522

Total current assets	3,345	10,723
Other non-current assets	—	639

Total assets	$3,345	$11,362

Liabilities
Accrued payroll and related benefits	$585	$1,676
Accounts payable, accrued expenses and other liabilities	180	714

Total current liabilities	765	2,390
Other non-current liabilities	49	61

Total liabilities	$814	$2,451

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

5. Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the years ended December 31, 2011 and 2010.

	Health and Education Consulting	Legal Consulting	Financial Consulting	Total
Balance as of December 31, 2009:
Goodwill	$381,923	$25,784	$162,462	$570,169
Accumulated impairment losses	—	—	(106,000)	(106,000)

Goodwill, net as of December 31, 2009	381,923	25,784	56,462	464,169

Goodwill recorded in connection with business combinations	8,477	7,501	—	15,978
Additional purchase price subsequently recorded for business combinations (1)(3)	28,252	(32)	90	28,310
Goodwill allocated to disposal of D&I (2)	—	—	(2,003)	(2,003)
Foreign currency translation	—	(240)	—	(240)

Balance as of December 31, 2010:
Goodwill	418,652	33,013	160,549	612,214
Accumulated impairment losses	—	—	(106,000)	(106,000)

Goodwill, net as of December 31, 2010	$418,652	$33,013	$54,549	$506,214

Goodwill recorded in connection with business combinations	118	175	—	293
Additional purchase price subsequently recorded for business combinations (1)	32,058	—	—	32,058
Goodwill allocated to disposal of AA (4)	—	—	(2,472)	(2,472)
Foreign currency translation	—	(8)	—	(8)
Impairment charge	—	—	(23,900)	(23,900)

Balance as of December 31, 2011:
Goodwill	450,828	33,180	158,077	642,085
Accumulated impairment losses	—	—	(129,900)	(129,900)

Goodwill, net as of December 31, 2011	$450,828	$33,180	$28,177	$512,185

(1)	Consists primarily of additional purchase price earned by selling shareholders subsequent to the business combination as certain financial performance targets and conditions were met. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts are recorded as additional purchase consideration in the period they are earned with a corresponding adjustment to goodwill. As of December 31, 2011 and 2010, $32.1 million and $22.3 million, respectively, were accrued under such arrangements. The December 31, 2010 accrual was paid to selling shareholders in 2011 and the December 31, 2011 accrual will be paid to selling shareholders in 2012.

(2)	In accordance with ASC Topic 350, a portion of the goodwill associated with the Financial Consulting segment as of September 30, 2010 was allocated to the D&I practice based on the relative fair value of the business disposed of and the portion of the reporting unit that was retained. Accordingly, goodwill allocated to the Financial Consulting segment was reduced by $2.0 million and included in the gain on disposal of the D&I practice.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

(3)	In the third quarter of 2010, the Company settled a future earn-out agreement with a seller of a previously acquired business based on projected financial performance expectations and recorded $6.0 million of additional purchase consideration. Of this amount, $5.0 million has been paid as of December 31, 2011, and the remainder will be paid in July 2012.

(4)	In accordance with ASC Topic 350, a portion of the goodwill associated with the Financial Consulting segment as of December 30, 2011 was allocated to the AA practice based on the relative fair value of the business disposed of and the portion of the reporting unit that was retained. Accordingly, goodwill allocated to the Financial Consulting segment was reduced by $2.5 million and included in the loss on disposal of the AA practice.

2009 Goodwill Impairment Charge

On July 31, 2009, we announced our intention to restate our financial statements due to the accounting errors discussed under Note 3 “Restatement of Previously-Issued Financial Statements.” Immediately prior to our announcement of our intention to restate our financial statements, the price of our common stock was $44.35 per share. As of the close of business on August 3, 2009, the business day following such announcement, the price of our common stock was $13.69 per share. As a result of the significant decline in the price of our common stock, we engaged in an impairment analysis with respect to the carrying value of our goodwill in connection with the preparation of our financial statements for the quarter ended September 30, 2009.

Based on the result of the first step of the goodwill impairment analysis, we determined that the fair value of our Financial Consulting reporting unit was less than the carrying value, while the fair values of our Health and Education Consulting and Legal Consulting reporting units exceeded their carrying values by 32% and 61%, respectively. As such, we applied the second step of the goodwill impairment test to our Financial Consulting reporting unit. Based on the result of the second step of the goodwill impairment analysis, we determined that the carrying value of the goodwill associated with the Financial Consulting reporting unit exceeded the implied fair value, resulting in a $106.0 million non-cash pre-tax goodwill impairment charge. Of the $106.0 million goodwill impairment charge, $98.0 million is reported as discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2009.

2011 Goodwill Impairment Charge

During the third quarter of 2011, in connection with our quarterly forecasting cycle, we updated the forecasted results of operations for our operating segments based on the most recent financial results and our best estimates of future operations. The updated forecast reflected a decline in revenues for the AA practice within our Financial Consulting segment primarily due to the inability to generate new sales to replace decreasing revenues from one significant client. As a result, in connection with the preparation of our financial statements for the quarter ended September 30, 2011, we performed an impairment analysis with respect to the carrying value of goodwill in our Financial Consulting reporting unit.

Based on the result of the first step of the goodwill impairment analysis, we determined that the fair value of our Financial Consulting reporting unit was less than its carrying value as of September 30, 2011 and, as such, we applied the second step of the goodwill impairment test to this reporting unit. Based on the result of this second step of the goodwill impairment analysis, we recorded a $23.9 million non-cash pre-tax charge to reduce the carrying value of goodwill in our Financial Consulting reporting unit. The tax benefit associated with this charge was $9.5 million. Of the $23.9 million goodwill impairment charge, $1.9 million is reported as discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2011. The impairment charge is non-cash in nature and does not affect the Company’s liquidity.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

In determining the fair value of our Financial Consulting reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by our Financial Consulting reporting unit and then discounting these cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach required the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows for our Financial Consulting reporting unit, we relied on an internally generated six-year forecast and a three percent long-term assumed annual revenue growth rate for periods after the six-year forecast. Our forecast was based on our historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 14% weighted average cost of capital (“WACC”) discount rate.

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

During the fourth quarter of 2011, we changed our annual goodwill impairment testing date from April 30 to November 30 of each year. This change was made to better align the timing of our impairment testing procedures with our annual planning and budgeting process, which concludes substantially during the fourth quarter of each year. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. As a result of this accounting change, we also completed a goodwill impairment test as of November 30, 2011 and determined that no additional impairment of goodwill existed as of that date. During the quarter, we also adopted the provisions of ASU 2011-08, which simplifies the periodic testing of goodwill for impairment. This guidance allows companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under previous accounting standards. For purposes of our goodwill impairment test as of November 30, 2011, the Company considered various qualitative factors including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessment of these qualitative factors, we determined that it is more likely than not that the fair value of any of our reporting units exceeds their respective carrying values. As such, no additional quantitative analysis was performed.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Intangible Assets

Intangible assets as of December 31, 2011 and 2010 consisted of the following:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$—	$—	$885	$309
Customer relationships	17,367	6,950	18,213	4,781
Non-competition agreements	6,693	4,442	9,871	5,522
Trade names	247	192	3,717	3,409
Technology and software	11,949	7,805	11,948	5,011

Total	$36,256	$19,389	$44,634	$19,032

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

Intangible assets amortization expense for the years ended December 31, 2011, 2010 and 2009 was $8.2 million, $7.9 million and $9.3 million, respectively. Estimated intangible assets amortization expense is $5.4 million for 2012, $3.2 million for 2013, $2.5 million for 2014, $1.7 million for 2015 and $0.9 million for 2016. Actual amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

As discussed under Note 10 “Restructuring Charges,” we wrote off $0.6 million of intangible assets during 2011 as a result of a change in strategy and forecasted results for a specific practice in our Health and Education Consulting segment.

6. Property and Equipment

Depreciation expense for property and equipment was $15.7 million, $14.6 million and $16.9 million for 2011, 2010 and 2009, respectively. Property and equipment at December 31, 2011 and 2010 are detailed below:

	December 31,
	2011	2010
Computers, related equipment and software	$54,404	$41,029
Leasehold improvements	32,250	31,769
Furniture and fixtures	17,189	17,109
Assets under capital lease	1,345	1,345
Assets under construction	101	321

Property and equipment	105,289	91,573
Accumulated depreciation and amortization	(74,113)	(58,638)

Property and equipment, net	$31,176	$32,935

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

During 2011, we decreased our estimate of the expected useful life for certain internal use software and as a result recorded additional depreciation expense of $1.2 million during the year. We expect to incur $0.6 million of additional depreciation expense related to this internal use software in 2012 at which point the software will be fully depreciated.

7. Borrowings

On April 14, 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement (the “2011 Credit Agreement”) with various financial institutions including Bank of America, N.A., as lender, administrative agent and collateral agent for the lenders; JPMorgan Chase Bank, N.A., as lender and syndication agent; PNC Bank, National Association; Harris N.A. and KeyBank National Association as lenders and Co-Documentation Agents; Fifth Third Bank, The Northern Trust Company, RBS Citizens, N.A., The PrivateBank and Trust Company, FirstMerit Bank, N.A., and Northbrook Bank & Trust Company as lenders (collectively the “Lenders”); and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers. The 2011 Credit Agreement replaces the previous Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein.

The 2011 Credit Agreement consists of a senior secured credit facility in an aggregate principal amount of $350.0 million comprised of a five-year revolving credit facility (“Revolver”) under which the Company may borrow from time to time up to $150.0 million and a $200.0 million five-year term loan facility (“Term Loan”) which was funded in a single advance on the closing date. The 2011 Credit Agreement provides for the option to increase the revolving credit facility in an aggregate amount of up to $50 million subject to certain requirements as defined in the 2011 Credit Agreement. The proceeds of the senior secured credit facility were used to refinance existing indebtedness and will continue to be used for working capital, capital expenditures, and other corporate purposes.

The obligations under the 2011 Credit Agreement are secured pursuant to a Security Agreement with Bank of America as Administrative Agent. The Security Agreement grants Bank of America, N.A. for the ratable benefit of the lenders under the 2011 Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary grantors. The Revolver and Term Loan are also secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.

Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the 2011 Credit Agreement. Interest is based on a spread over LIBOR or a spread over the base rate, as selected by the Company. The base rate is the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate and (c) except during a Eurodollar Unavailability Period, the Eurodollar Rate plus 1.0%.

The Term Loan is subject to scheduled quarterly amortization payments equal to 7.5% of the original principal balance in year one, 10.0% in year two, 12.5% in years three and four, and 57.5% in year five, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is April 14, 2016, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver will be due upon expiration of the 2011 Credit Agreement on April 14, 2016.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $10 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At December 31, 2011, we

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

were in compliance with these financial covenants with a fixed charge coverage ratio of 3.59 to 1.00, a leverage ratio of 1.57 to 1.00, and net worth greater than $150 million. The 2011 Credit Agreement excludes non-cash goodwill impairment charges from Consolidated EBITDA as defined in the 2011 Credit Agreement. As a result, the goodwill impairment charge discussed above in Note 5 “Goodwill and Intangible Assets” does not affect the Company’s compliance with the financial debt covenants of the 2011 Credit Agreement discussed above. Furthermore, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants at future covenant measurement dates. At December 31, 2010, we were in compliance with our financial debt covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At December 31, 2011, outstanding letters of credit totaled $4.0 million and are primarily used as security deposits for our office facilities. As of December 31, 2011, the borrowing capacity under the 2011 Credit Agreement was $141.3 million. Borrowings outstanding under this credit facility at December 31, 2011 totaled $193.5 million. These borrowings carried a weighted average interest rate of 3.3%, including the effect of the interest rate swap described below in Note 11 “Derivative Instrument and Hedging Activity.” All of the borrowings outstanding under the 2011 Credit Agreement are classified as long-term on our Consolidated Balance Sheet as the principal under the Revolver is not due until 2016 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2010 were $257.0 million and carried a weighted average interest rate of 4.5%.

8. Capital Structure

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our Board of Directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2011 and 2010, no such preferred stock has been approved or issued.

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

9. Earnings (Loss) Per Share

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

	Year ended December 31,
	2011	2010	2009
Net income from continuing operations	$21,481	$7,427	$13,649
(Loss) income from discontinued operations, net of tax	(962)	1,098	(46,522)

Net income (loss)	$20,519	$8,525	$(32,873)

Weighted average common shares outstanding—basic	21,324	20,546	20,114
Weighted average common stock equivalents	352	228	412

Weighted average common shares outstanding—diluted	21,676	20,774	20,526

Net earnings (loss) per basic share:
Net income from continuing operations	$1.01	$0.36	$0.68
(Loss) income from discontinued operations, net of tax	(0.05)	0.05	(2.31)

Net income (loss)	$0.96	$0.41	$(1.63)

Net earnings (loss) per diluted share:
Net income from continuing operations	$0.99	$0.36	$0.66
(Loss) income from discontinued operations, net of tax	(0.04)	0.05	(2.26)

Net income (loss)	$0.95	$0.41	$(1.60)

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. The weighted average common stock equivalents presented above do not include the effect of approximately 342,000, 594,800 and 1,205,400 common stock equivalents for the years ended December 31, 2011, 2010 and 2009, respectively, because their inclusion would be anti-dilutive.

10. Restructuring Charges

During 2011, we incurred restructuring expense of $3.8 million. This expense consisted of the following charges:

Severance —As the result of workforce reductions to better align our resources with market demand we incurred severance expense of $1.0 million relating to our Health and Education Consulting segment. As of December 31, 2011, $0.5 million of this amount is accrued in Accrued payroll and related benefits.

Office exit costs—During 2011 we relocated our Boston office and consolidated space at our Chicago headquarters. In conjunction with the Boston relocation, we incurred moving expenses and recorded a charge for the present value of the remaining lease payments through 2013 for our old office space, net of estimated sublease income.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The total charge associated with the Boston office exit was $0.3 million, of which $0.1 million is accrued as of December 31, 2011. As a result of the Chicago office space consolidation we incurred a $0.5 million charge, of which $0.3 million remains accrued as of December 31, 2011. This charge primarily consists of the present value of remaining lease payments through 2014, net of estimated sublease income.

Accelerated Depreciation—We accelerated the depreciation on leasehold improvements related to two of our office spaces. We incurred $0.6 million of accelerated depreciation expense on leasehold improvements at our Boston office location, which we vacated during the fourth quarter of 2011, as discussed above. We also incurred $0.8 million of accelerated depreciation expense on leasehold improvements related to our current New York City office. During the third quarter, we leased new space in New York City for our Legal Consulting segment’s Document Review Services and Advisory Business practices. We intend to move the remainder of our New York City based personnel to a yet to be determined location within New York City during 2012. At that time, we intend to vacate our existing office space and have accelerated depreciation on leasehold improvements for the existing office to reflect this new shortened estimated useful life. We expect the remaining accelerated depreciation charge in 2012 related to our New York City office to be $2.5 million. We also expect to incur additional charges in 2012 upon exiting our New York office space, for which we have a lease agreement that expires in 2016. We estimate the expense associated with the exit of this office to be approximately $2.1 million in 2012; however, the actual expense could vary significantly depending on factors such as the office rental market in New York City at the time we exit.

Intangible Asset Write-off—As the result of a change in strategy and forecasted results for a specific practice in our Health and Education Consulting segment we wrote-off $0.6 million of intangible assets during 2011.

During 2010, we incurred a $4.1 million pre-tax restructuring charge. This expense consisted of the following charges:

Severance—We incurred severance expense of $0.1 million for certain corporate personnel related to the disposition of the D&I practice discussed above in Note 4 “Discontinued Operations.”

Office exit costs—During 2010 we exited our San Francisco office space due to the excess capacity at the space and the virtual nature of the employees in this geographic region. In conjunction with this exit, we recorded a $2.6 million charge for the present value of the remaining lease payments, partially offset by estimated sublease income. We also recorded a $1.4 million charge relating to the consolidation of two of our offices into one existing location and the exit of excess office space as a result of the disposition of the D&I practice. As of December 31, 2011, $1.9 million remains accrued related to these charges.

During 2009, we incurred a $2.2 million pre-tax restructuring charge, consisting primarily of severance payments related to workforce reductions to balance our employee base with current revenue expectations, market demand, and areas of focus.

11. Derivative Instruments and Hedging Activity

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective on February 29, 2012 and ending on April 14, 2016. We entered into this derivative instrument to continue hedging against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $56.6 million and amortizes throughout the term, which effectively fixes the interest rate on 30% of our Term Loan. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.9875%.

FASB ASC Topic 815, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of December 31, 2011, it was anticipated that all $0.5 million of the net losses, net of tax, currently recorded in OCI will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during 2011, 2010 and since inception in 2009.

The tables below set forth additional information relating to these interest rate swaps designated as hedging instruments as of December 31, 2011 and December 31, 2010, and for the years ended December 31, 2011, 2010 and 2009.

	Fair Value (Derivative Liability)
Balance Sheet Location	December 31, 2011	December 31, 2010
Accrued expenses	$216	$—
Deferred compensation and other liabilities	$250	$1,459

	Year ended December 31,
	2011	2010	2009
Net unrealized losses on cash flow hedges, net of tax, beginning of period	$(872)	$(394)	$—
Change in fair value, net of tax	(904)	(1,941)	(1,464)
Reclassification adjustments into earnings, net of tax	1,501	1,463	1,070

Net unrealized losses on cash flow hedges, net of tax, end of period	$(275)	$(872)	$(394)

We do not use derivative instruments for trading or other speculative purposes and we did not have any other derivative instruments or hedging activities as of December 31, 2011.

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

Level 1 Inputs	Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs	Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs	Unobservable inputs for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.

The table below sets forth our fair value hierarchy for our derivative liability measured at fair value as of December 31, 2011 and 2010.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011
Asset:
Promissory note	$—	$—	$2,680	$2,680
Liability:
Interest rate swaps	$—	$466	$—	$466

December 31, 2010
Liability:
Settlement Shares	$12,552	$—	$—	$12,552
Interest rate swap	$—	$1,459	$—	$1,459

As part of the consideration received for the sale of our AA practice, the Company received a $3.5 million promissory note payable over four years. The note will be paid to the Company in quarterly installments of approximately $0.2 million beginning in March 2013 with a final payment of approximately $1.1 million on the maturity date in December 2015. The fair value of the note was derived by multiplying the projected cash flows by a discount rate of 14%, which accounts for the risks associated with the note.

The fair values of the interest rate swaps were derived using estimates to settle the interest rate swap agreements, which were based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved. See Note 11 “Derivative Instruments and Hedging Activity.”

As discussed under Note 18 “Commitments, Contingencies and Guarantees,” the fair value of the settlement shares was based on the closing market price of our common stock on December 31, 2010.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

13. Comprehensive Income (Loss)

The tables below set forth the components of comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011			2010			2009
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Net income (loss)			$20,519			$8,525			$(32,873)
Other comprehensive income (loss):
Foreign currency translation adjustment	$175	$(21)	$154	$(893)	$204	$(689)	$(619)	$169	$(450)
Unrealized gain (loss) on cash flow hedging instruments	994	(397)	597	(796)	318	(478)	(663)	269	(394)

Other comprehensive income (loss)	$1,169	$(418)	$751	$(1,689)	$522	$(1,167)	$(1,282)	$438	$(844)

Total comprehensive income (loss)			$21,270			$7,358			$(33,717)

14. Other Gains

During the year ended December 31, 2009, we recognized gains totaling $2.7 million relating to the release of certain of our employees from their non-solicitation agreements with the Company and the settlement of certain contractual obligations.

15. Employee Benefit and Deferred Compensation Plans

We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pre-tax contributions. We match an amount equal to the employees’ contributions up to 6% of the employees’ salaries. Our matching contributions for the years ended December 31, 2011, 2010 and 2009 were $11.1 million, $10.9 million and $12.4 million, respectively.

We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our Board of Directors or a committee designated by the Board of Directors. Under the Plan, members of the Board of Directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2011 and 2010 was $3.7 million and $3.6 million, respectively.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

16. Equity Incentive Plans

In connection with our initial public offering, we adopted the 2004 Omnibus Stock Plan (the “Omnibus Plan”), which replaced our then-existing equity plans for grants of share-based awards. The Omnibus Plan permits the grant of stock options, restricted stock, and other share-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. Under the Omnibus Plan, as originally adopted, a total of 2,141,000 shares of common stock were reserved for issuance to eligible employees, executive officers, independent contractors and outside directors. The Plan was amended effective as of May 2, 2006 to increase the number of shares of common stock available for issuance by 2,100,000. The Plan was amended and restated effective as of May 5, 2010 to increase the number of shares of common stock available for issuance by 650,000. As of December 31, 2011, approximately 945,000 shares remain available for future issuance.

The Compensation Committee of the Board of Directors has the responsibility of interpreting the Omnibus Plan and determining all of the terms and conditions of awards made under the Omnibus Plan, including when the awards will become exercisable or otherwise vest. Subject to acceleration under certain conditions, the majority of our stock options and restricted stock vest annually over four years. All stock options have a ten-year contractual term.

Total share-based compensation cost recognized for the years ended December 31, 2011, 2010 and 2009 was $19.2 million, $19.1 million and $14.0 million, respectively, with related income tax benefits of $7.0 million, $7.0 million and $5.1 million, respectively. As of December 31, 2011, there was $21.4 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

In May 2010, the Company granted 100,000 stock option awards to our Chief Executive Officer under the Omnibus Plan. Of the 100,000 option grant, 50,000 stock options vest on the third anniversary of the grant date and 50,000 stock options vest on the third anniversary of the grant date and were subject to the further condition that, on or before the third anniversary of the grant date, the 60 business day average price of a share of the Company’s common stock shall have exceeded 125% of the grant date price of a share of the Company’s common stock. This condition was met during the third quarter of 2011. Therefore, all 100,000 stock options will vest in May 2013, provided he is still actively employed. The weighted average fair value of options granted during 2010 was $11.08.

During 2011, the Company granted 49,196 stock option awards to certain named executive officers under the Omnibus Plan. The weighted average fair value of the options granted during 2011 was $12.52. These awards vest annually over four years.

The weighted average fair values of the options granted during 2010 and 2011 were calculated using the Black-Scholes option-pricing model and the Monte Carlo simulation using the following assumptions:

	2011	2010
Black-Scholes option-pricing model:
Expected dividend yield	0.0%	0.0%
Expected volatility	45.0%	45.0%
Risk-free rate	2.1% /2.7%	2.9%
Expected option life (in years)	6.25	6.25

Monte Carlo simulation:
Expected dividend yield	—	0.0%
Expected volatility	—	45.0%
Risk-free rate	—	3.69%
Expected option life (in years)	—	10

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Expected volatility was based on our historical stock prices, the historical volatility of comparable companies, and implied volatilities from traded options in our stock. The risk-free interest rates were based on the current rate of U.S. Treasury bills with equivalent expected terms of the stock options at the time of the option grant. The expected option life for the 2010 and 2011 option grants was estimated using the simplified method. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term due to the limited period of time our shares have been publicly traded.

Stock option activity for the year ended December 31, 2011 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	200	$4.59
Granted	100	$23.43
Exercised	(71)	$1.02
Forfeited or expired	—	$—

Outstanding at December 31, 2010	229	$13.94	5.7	$2.9
Granted	49	$26.41
Exercised	(28)	$7.84
Forfeited or expired	—	$—

Outstanding at December 31, 2011	250	$17.07	2.0	$5.4

Exercisable at December 31, 2011	101	$6.22	2.0	$3.3

The aggregate intrinsic value of options exercised during 2011, 2010 and 2009 was $0.5 million, $1.5 million and $3.5 million, respectively.

Restricted Stock Awards

The grant date fair values of our restricted stock awards are measured pursuant to FASB ASC Topic 718. Restricted stock activity for the years ended December 31, 2011 and 2010 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Nonvested restricted stock at December 31, 2009	1,456	$43.34
Granted	429	$23.70
Vested	(545)	$40.73
Forfeited	(283)	$44.93

Nonvested restricted stock at December 31, 2010	1,057	$36.24
Granted	409	$27.09
Vested	(481)	$36.24
Forfeited	(135)	$37.94

Nonvested restricted stock at December 31, 2011	850	$31.57

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The aggregate fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $14.5 million, $11.9 million and $26.3 million, respectively.

Performance-based Share Awards

The grant date fair values of our performance-based share awards are measured pursuant to FASB ASC Topic 718. The total number of shares earned by recipients of these awards is dependent upon the achievement of pre-defined performance goals during the year of grant as established by the Compensation Committee. For certain performance awards, the recipients may earn additional shares of stock for performance achieved above a stated target level.

In February 2010, the Company granted 197,000 performance-based share awards to certain executive officers to promote earnings growth and effective management of debt levels. The performance conditions for these awards were based on targets related to leverage and profitability ratios, as defined in the respective award agreement. The recipients earned 39.6% of the total award based on the Company’s actual 2010 results compared to the stated target levels. One third of these shares vested in February 2011 and the remaining two thirds will cliff vest on December 31, 2012.

In March and August 2011, the Company granted 55,000 performance-based share awards to certain executive officers to promote earnings growth. The performance condition for these awards was based on targets related to the Company’s fiscal 2011 adjusted diluted earnings per share from continuing operations, a non-GAAP financial measure. The recipients earned 97% of the total award based on the Company’s actual 2011 results compared to the stated target levels. One third of these shares will vest in the first quarter of 2012 and the remaining two thirds will cliff vest on December 31, 2013.

In April 2011, the Company granted 109,000 performance-based share awards to certain managing directors in our Healthcare practice in order to incentivize them to meet stated financial and operational goals. The performance conditions for these awards were based on targets related to the practice’s 2011 revenue and EBITDA, which were both equally weighted. The recipients earned 97.9% of the total award based on the practice’s actual 2011 results compared to the stated target levels. These awards will vest annually over a three-year period beginning on March 1, 2012.

Performance-based stock activity for the years ended December 31, 2011 and 2010 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2009	—	$—
Granted	197	$23.86
Vested	—	$—
Forfeited	—	$—

Nonvested performance-based stock at December 31, 2010	197	$23.86
Granted	164	$27.10
Vested	(29)	$23.86
Forfeited	(150)	$24.12

Nonvested performance-based stock at December 31, 2011	182	$26.56

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The aggregate fair value of performance-based stock that vested during the year ended December 31, 2011 was $0.7 million. There was no vesting of performance-based stock during the years ended December 31, 2010 and 2009.

17. Income Taxes

The income tax expense for continuing operations for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$(9,428)	$8,282	$29,099
State	(542)	3,651	4,962
Foreign	(115)	79	(228)

Total current	(10,085)	12,012	33,833

Deferred:
Federal	27,972	1,098	(12,516)
State	3,513	(96)	(2,565)
Foreign	229	118	(84)

Total deferred	31,714	1,120	(15,165)

Income tax expense for continuing operations	$21,629	$13,132	$18,668

The components of Income from continuing operations before income tax expense were as follows:

	Year ended December 31,
	2011	2010	2009
U.S.	$54,313	$25,658	$38,144
Foreign	(11,203)	(5,099)	(5,827)

Total	$43,110	$20,559	$32,317

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows.

	Year ended December 31,
	2011	2010	2009
Percent of pre-tax income from continuing operations:
At U.S. statutory tax rate	35.0%	35.0%	35.0%
Non-cash compensation (1)	—	—	6.1
State income taxes	6.6	12.6	8.7
Meals and entertainment	1.2	3.0	3.3
Valuation allowance	4.5	3.9	(0.8)
Realized investment (gains) losses	0.3	(0.4)	(1.1)
Disallowed executive compensation	0.7	4.2	0.4
Foreign source income	4.5	6.0	2.6
Goodwill	—	—	3.5
Tax credits	(2.5)	—	—
Other	(0.1)	(0.4)	0.1

Effective income tax expense rate for continuing operations	50.2%	63.9%	57.8%

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

(1)	Consists of non-cash compensation expense representing Shareholder Payments and Employee Payments as described in Note 3 “Restatement of Previously-Issued Financial Statements.”

The effective tax rate for discontinued operations in 2011 was 49.8% based on a tax benefit of $1.0 million. The income tax benefit in 2011 was higher than the statutory rate primarily due to a foreign benefit adjustment. The effective tax rate for discontinued operations in 2010 was 62.4% based on a tax expense of $1.8 million. The income tax expense in 2010 was higher than the statutory rate primarily due to an increase in valuation allowance. The effective tax rate for discontinued operations in 2009 was 41.0% based on a tax benefit of $32.3 million. The income tax benefit in 2009 was higher than the statutory rate mainly due to the release of valuation allowances for foreign operations recorded in prior years.

Deferred tax assets for continuing operations at December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Deferred tax assets:
Goodwill	—	22,546
Share-based compensation	4,558	4,297
Accrued payroll and other liabilities	6,663	4,999
Deferred lease incentives	3,354	3,650
Revenue recognition	3,400	4,907
Net operating losses and tax credit carry forwards	5,578	1,400
Litigation settlement	—	5,021
Other	1,651	5,285

Total deferred tax assets	25,204	52,105
Valuation allowance	(2,540)	(765)

Net deferred tax assets	22,664	51,340

Deferred tax liabilities:
Prepaid expenses	(4,864)	(1,780)
Property and equipment	(2,242)	(848)
Amortization of intangibles	(14,441)	(15,611)
Other	(664)	(808)

Total deferred tax liabilities	(22,211)	(19,047)

Net deferred tax assets from continuing operations	$453	$32,293

As of December 31, 2011 and 2010, we had valuation allowances of $2.5 million and $0.8 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign losses. In addition, the Company has net foreign operating losses of $12.8 million which carry forward indefinitely and state net operating loss carry forwards of $9.0 million which expire between 2016 and 2031. The Company also has federal and state tax credit carry forwards of $2.2 million which will expire between 2015 and 2021.

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

A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$1,168
Additions based on tax positions related to the current year	623
Decrease based on settlements with taxing authorities	(177)

Balance at December 31, 2009	$1,614
Additions based on tax positions related to the current year	202
Decrease based on settlements with taxing authorities	(171)
Decrease due to lapse of statute of limitations	(899)

Balance at December 31, 2010	$746
Additions based on tax positions related to the current year	—
Additions based on tax positions related to the prior years	52

Balance at December 31, 2011	$798

Of the $0.8 million of unrecognized tax benefits at December 31, 2011, $0.8 million would affect the effective tax rate if recognized. We do not expect that changes in the liability for unrecognized tax benefits during the next 12 months will have a significant impact on our financial position or results of operations.

As of December 31, 2011 and 2010, an immaterial amount was accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of operations.

We file income tax returns with federal, state, local and foreign jurisdictions. The Company is currently under audit by federal tax authorities for tax years 2009 and 2010. Income tax year 2008 is subject to future examinations by federal tax authorities and local tax authorities. The Company is currently under audit by UK tax authorities for tax year 2009. All of our foreign income tax filings are subject to future examinations by the local tax authorities.

18. Commitments, Contingencies and Guarantees

Lease Commitments

We lease office space and certain equipment and software under non-cancelable operating and capital lease arrangements expiring on various dates through 2022, with various renewal options. Our principal executive offices located in Chicago, Illinois are under leases expiring through September 2014. We have two five-year renewal options that will allow us to continue to occupy the majority of this office space until September 2024. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount. Rental expense, including operating costs and taxes, for the years ended December 31, 2011, 2010 and 2009 was $14.9 million, $15.6 million and $16.4 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2011, are as follows:

	Capital Lease Obligations	Operating Lease Obligations	Sublease Income
2012	$6	$18,235	$(961)
2013	2	11,599	(1,004)
2014	2	9,655	(402)
2015	2	4,637	—
2016	—	2,893	—
Thereafter	—	8,898	—

Total	$12	$55,917	$(2,367)

Litigation

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

The Settlement Shares, which were issued on June 6, 2011, had an aggregate value of approximately $12.6 million based on the closing market price of our common stock on December 31, 2010. As a result of the Class Action Settlement, we recorded a non-cash charge to earnings in the fourth quarter of 2010 of $12.6 million representing the fair value of the Settlement Shares and a corresponding settlement liability. During the first six months of 2011, we recorded an additional $1.1 million non-cash charge related to the Settlement Shares to reflect the fair value of the Settlement Shares as of June 6, 2011, the date of issuance, resulting in a cumulative non-cash charge of $13.7 million. In accordance with the proposed settlement, in the fourth quarter of 2010 we also recorded a receivable for the cash portion of the consideration, which was funded into escrow in its entirety by our insurance carriers in the first quarter of 2011, and a corresponding settlement liability. There was no impact to our Consolidated Statement of Operations for the cash consideration as we concluded that a right of setoff existed in accordance with Accounting Standards Codification Topic 210-20-45, “Other Presentation Matters.” The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million payment discussed above.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The cases were consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009 under the caption “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation.” On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleges claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs seek to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010. On October 25, 2010, the Court granted Huron’s motion to dismiss and dismissed plaintiffs’ consolidated complaint with prejudice. On November 19, 2010, plaintiffs filed a notice of appeal of the dismissal to the Appellate Court of Illinois, and on September 12, 2011, plaintiffs filed a brief in support of their appeal. Huron and the other defendants filed briefs in opposition to plaintiffs’ appeal on November 21, 2011, and plaintiffs replied on December 19, 2011. Oral argument is scheduled for March 6, 2012.

The Company was also named as a nominal defendant in three federal derivative suits filed in connection with the Company’s restatement, which were consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009 and dismissed with prejudice on March 22, 2011. Plaintiffs did not appeal the Court’s dismissal.

The SEC is conducting an investigation with respect to the restatement. In addition, as often happens in these circumstances, shortly after the filing of our restated financial statements in 2009, the USAO contacted our counsel and made a telephonic request for copies of certain documents that we previously had provided to the SEC, which we then voluntarily provided to the USAO. We have been cooperating fully with the investigation and are currently engaged in discussions with the SEC about a potential settlement. In the fourth quarter of 2011, we recorded a charge of $1.0 million with respect to this matter. While an agreement has not been reached with the SEC, the Company believes that any resolution would include monetary penalties and other relief within the SEC’s authority. There can be no assurance that we will be able to reach a settlement with the SEC or that the amount of monetary penalties agreed in any settlement will not exceed the accrued amount, perhaps materially. We also cannot provide assurance with respect to the other terms and conditions of any potential settlement.

Certain of our former employees have received “Wells notices” from the SEC staff in connection with the matters underlying the restatement. Wells notices typically indicate that the staff is considering recommending that the SEC bring a civil enforcement action. Under the SEC’s procedures, a recipient of a Wells notice has an opportunity to respond in the form of a written submission that seeks to persuade the SEC that such an action should not be brought. Each of the former employees has advised the Company that they intend to make such a submission. We are obligated to indemnify the former employees for their defense costs in connection with responding to the Wells notices and in connection with the defense of civil enforcement actions, if any, brought by the SEC against them, subject to certain limitations. We expect that our indemnity obligations to the recipients will be material in the first half of 2012 and may be material until resolution of the restatement matters.

As a result of the final payment by the insurance carriers in connection with the Class Action Settlement, we will not receive any further contributions from our insurance carriers for the reimbursement of any amounts (including any damages, settlement costs, legal fees or indemnity obligations) with respect to the SEC investigation into the restatement, the USAO’s request for certain documents and the purported derivative lawsuit in respect of the restatement (collectively, the “restatement matters”).

Given the uncertain nature of the restatement matters, and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the restatement matters, we are unable to predict the ultimate outcome of the

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

restatement matters, determine whether any additional liability other than those described above has been incurred or make a reasonable estimate of the liability in excess of the accrual as of December 31, 2011 that could result from an unfavorable outcome in the restatement matters. Any such liability could be material.

In 2009, the SEC commenced an investigation into the allocation of time within a certain practice group. We conducted a separate inquiry, in response to the initial inquiry from the SEC, into the allocation of time within a certain practice group. This allocation of time matter had no impact on billings to our clients, but could have impacted the timing of when revenue was recognized. Based on our internal inquiry, which is complete, we have concluded that an adjustment to our historical financial statements is not required with respect to this matter. The SEC investigation with respect to this matter is ongoing. We are cooperating fully with the SEC in its investigation. We are unable to predict the ultimate outcome of the investigation or determine whether any liability has been incurred.

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On June 20, 2011, Huron filed a motion to dismiss under the FCA public disclosure jurisdictional bar, contending that relator’s action is barred because it is based upon publicly disclosed information and relator cannot qualify as an original source. On February 16, 2012, the Court denied the motion. The suit is in the pretrial stage and no trial date has been set. We believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

Guarantees

Guarantees in the form of letters of credit totaling $4.0 million and $6.3 million were outstanding at December 31, 2011 and 2010, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

In connection with certain business acquisitions, we were required to pay additional purchase consideration to the sellers if specific performance targets and conditions are met over a number of years as specified in the related purchase agreements. These amounts are calculated and payable at the end of each year based on full year financial results. Additional purchase consideration earned by certain sellers totaled $32.1 million, $28.3 million and $66.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. After payment in 2012 of additional purchase consideration earned in 2011, we have no further obligations under these arrangements.

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

19. Segment Information

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

—

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

—

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

—

Financial Consulting. Our Financial Consulting segment provides financial advisory, interim management and operational consulting services to companies including companies in transition, creditor constituencies, and other stakeholders in connection with out-of-court restructurings and bankruptcy proceedings. For companies in financial distress, we work with management to assess the viability of their business, to develop and implement a turnaround plan to improve cash flow, and to implement a debt-restructuring plan to improve the balance sheet. In some instances, we serve in interim management roles. When out-of-court solutions are not achievable, we assist clients in preparing for Chapter 11 bankruptcy filings and with all aspects of the bankruptcy process by gathering, analyzing, and presenting financial and business information needed to achieve successful reorganizations. We also provide claims management services to help companies process and analyze complex and voluminous claims filed in bankruptcies and related litigation matters. We have an array of services that are flexible and responsive to event- and transaction-based needs across industries. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, MBAs, JDs and chartered financial analysts as well as former chief restructuring officers, chief executive officers, chief financial officers and board of directors members.

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

	Year ended December 31,
	2011	2010	2009
Health and Education Consulting:
Revenues	$405,439	$338,288	$373,882
Operating income	$135,632	$112,339	$141,296
Segment operating income as a percent of segment revenues	33.5%	33.2%	37.8%
Legal Consulting:
Revenues	$172,355	$144,730	$114,823
Operating income	$43,213	$39,254	$22,035
Segment operating income as a percent of segment revenues	25.1%	27.1%	19.2%
Financial Consulting:
Revenues	$28,520	$32,650	$37,342
Operating income	$7,120	$11,834	$13,237
Segment operating income as a percent of segment revenues	25.0%	36.2%	35.4%
Total Company:
Revenues	$606,314	$515,668	$526,047
Reimbursable expenses	51,580	43,350	42,577

Total revenues and reimbursable expenses	$657,894	$559,018	$568,624

Statement of operations reconciliation:
Segment operating income	$185,965	$163,427	$176,568
Charges not allocated at the segment level:
Other selling, general and administrative expenses	90,021	110,356	104,361
Depreciation and amortization	18,524	18,372	21,483
Goodwill impairment charges (1)	21,973	—	8,034
Other expense	12,337	14,140	10,373

Income from continuing operations before income tax expense	$43,110	$20,559	$32,317

	December 31,
	2011	2010
Segment assets:
Health and Education Consulting	$90,213	$72,209
Legal Consulting	63,473	39,133
Financial Consulting	3,140	4,746
Unallocated assets (2)	626,473	661,533
Discontinued Operations	3,345	11,362

Total assets	$786,644	$788,983

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

(1)	The goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

(2)	Goodwill and intangible assets are included in unallocated assets, as in assessing segment performance or in allocating resources, management does not evaluate these items at the segment level.

For the years ended December 31, 2011, 2010 and 2009, substantially all of our revenues and long-lived assets were attributed to or located in the United States.

No single client generated greater than 10% of our consolidated revenues during the years ended December 31, 2011, 2010 and 2009. At both December 31, 2011 and 2010, no single client’s total receivables and unbilled services balance represented greater than 10% of our total receivables and unbilled services balance.

20. Valuation and Qualifying Accounts

The following table summarizes the activity of the allowances for doubtful accounts and unbilled services and the valuation allowance for deferred tax assets:

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2009:
Allowances for doubtful accounts and unbilled services	$13,190	33,471	31,822	$14,839
Valuation allowance for deferred tax assets	$270	—	270	$—
Year ended December 31, 2010:
Allowances for doubtful accounts and unbilled services	$14,839	36,468	34,671	$16,636
Valuation allowance for deferred tax assets	$—	765	—	$765
Year ended December 31, 2011:
Allowances for doubtful accounts and unbilled services	$16,636	43,501	48,921	$11,216
Valuation allowance for deferred tax assets	$765	1,975	—	$2,740

(1)	Additions to allowances for doubtful accounts and unbilled services are charged to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is charged to operating expenses. Additions also include allowances acquired in business acquisitions.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

21. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2011	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$136,621	$153,070	$153,579	$163,044
Reimbursable expenses	11,924	13,216	13,140	13,300
Total revenues and reimbursable expenses	148,545	166,286	166,719	176,344
Gross profit	46,982	60,459	59,540	57,792
Operating income	10,815	22,299	3,704	18,629
Net income from continuing operations	3,474	9,164	1,052	7,791
Net income (loss) from discontinued operations	582	305	(563)	(1,286)
Net income	4,056	9,469	489	6,505
Basic earnings per share:
Net income from continuing operations	$0.16	$0.43	$0.05	$0.36
Net income (loss) from discontinued operations	0.03	0.02	(0.03)	(0.06)
Net income	0.19	0.45	0.02	0.30
Diluted earnings per share:
Net income from continuing operations	$0.16	$0.43	$0.05	$0.35
Net income (loss) from discontinued operations	0.03	0.01	(0.03)	(0.06)
Net income	0.19	0.44	0.02	0.29
Weighted average shares used in calculating earnings (loss) per share:
Basic	20,925	21,190	21,551	21,620
Diluted	21,157	21,476	21,968	22,094

	Quarter Ended
2010	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$117,204	$125,611	$135,543	$137,310
Reimbursable expenses	9,462	10,273	10,705	12,910
Total revenues and reimbursable expenses	126,666	135,884	146,248	150,220
Gross profit	38,723	48,728	53,836	53,358
Operating income	5,031	7,283	21,844	541
Net income (loss) from continuing operations	1,243	2,139	9,372	(5,327)
Net income (loss) from discontinued operations	1,271	236	(1,922)	1,513
Net income (loss)	2,514	2,375	7,450	(3,814)
Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.06	$0.11	$0.45	$(0.26)
Net income (loss) from discontinued operations	0.06	0.01	(0.09)	0.08
Net income (loss)	0.12	0.12	0.36	(0.18)
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.06	$0.10	$0.45	$(0.26)
Net income (loss) from discontinued operations	0.06	0.01	(0.09)	0.08
Net income (loss)	0.12	0.11	0.36	(0.18)
Weighted average shares used in calculating earnings (loss) per share:
Basic	20,296	20,534	20,619	20,728
Diluted	20,496	20,756	20,849	20,728