Form 10-Q
period 2012-03-31
Huron Consulting Group Inc.
filed 2012-04-26
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 18, 2012, 22,924,420 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$3,963	$5,080
Receivables from clients, net	108,173	107,820
Unbilled services, net	41,758	49,056
Income tax receivable	17,073	19,501
Deferred income taxes, net	8,434	12,531
Prepaid expenses and other current assets	13,282	14,191
Current assets of discontinued operations	1,504	3,345

Total current assets	194,187	211,524
Property and equipment, net	31,525	31,176
Deferred income taxes, net	51	—
Other non-current assets	14,366	14,892
Intangible assets, net	15,301	16,867
Goodwill	512,120	512,185

Total assets	$767,550	$786,644

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,194	$8,084
Accrued expenses	24,846	22,505
Accrued payroll and related benefits	28,740	66,464
Accrued consideration for business acquisitions, current portion	3,860	35,062
Income tax payable	52	101
Deferred revenues	28,279	36,721
Current liabilities of discontinued operations	12	765

Total current liabilities	94,983	169,702
Non-current liabilities:
Deferred compensation and other liabilities	7,946	7,856
Bank borrowings	244,000	193,500
Deferred lease incentives	7,410	6,670
Deferred income taxes	11,936	12,078
Non-current liabilities of discontinued operations	49	49

Total non-current liabilities	271,341	220,153

Commitments and Contingencies

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,703,317 and 24,208,549 shares issued at March 31, 2012 and December 31, 2011, respectively	237	234
Treasury stock, at cost, 1,777,733 and 1,642,018 shares at March 31, 2012 and December 31, 2011, respectively	(80,425)	(75,735)
Additional paid-in capital	408,577	400,597
Retained earnings	73,758	72,902
Accumulated other comprehensive loss	(921)	(1,209)

Total stockholders’ equity	401,226	396,789

Total liabilities and stockholders’ equity	$767,550	$786,644

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues and reimbursable expenses:
Revenues	$138,637	$136,621
Reimbursable expenses	13,796	11,924

Total revenues and reimbursable expenses	152,433	148,545
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	96,781	88,075
Intangible assets amortization	1,142	1,433
Reimbursable expenses	13,818	12,055

Total direct costs and reimbursable expenses	111,741	101,563

Operating expenses:
Selling, general and administrative	30,067	29,569
Restructuring charge	830	524
Restatement related expenses	1,505	1,240
Litigation settlement, net	—	588
Depreciation and amortization	4,653	4,246

Total operating expenses	37,055	36,167

Operating income	3,637	10,815
Other income (expense):
Interest (expense), net of interest income	(1,866)	(3,572)
Other income	333	104

Total other expense	(1,533)	(3,468)

Income from continuing operations before income tax expense	2,104	7,347
Income tax expense	1,517	3,873

Net income from continuing operations	587	3,474
Income from discontinued operations, net of tax	269	582

Net income	$856	$4,056

Net earnings per basic share:
Net income from continuing operations	$0.03	$0.17
Income from discontinued operations, net of tax	$0.01	$0.02

Net income	$0.04	$0.19

Net earnings per diluted share:
Net income from continuing operations	$0.03	$0.16
Income from discontinued operations, net of tax	$0.01	$0.03

Net income	$0.04	$0.19

Weighted average shares used in calculating earnings (loss) per share:
Basic	21,775	20,925
Diluted	22,164	21,157

Comprehensive Income:
Net income	$856	$4,056
Foreign currency translation gain, net of tax	239	312
Unrealized gain on cash flow hedging instruments, net of tax	49	132

Other comprehensive income	288	444

Comprehensive income	$1,144	$4,500

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2011	23,362,828	$234	(1,679,033)	$(75,735)	$400,597	$72,902	$(1,209)	$396,789
Comprehensive income	—	—	—	—	—	856	288	1,144
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	310,802	3	(6,403)	(980)	976	—	—	—
Exercise of stock options	12,283	—	—	—	28	—	—	28
Share-based compensation	—	—	—	—	6,387	—	—	6,387
Shares withheld for employee tax withholdings	—	—	(97,769)	(3,710)	—	—	—	(3,710)
Income tax benefit on share-based compensation	—	—	—	—	589	—	—	589

Balance at March 31, 2012	23,685,913	$237	(1,783,205)	$(80,425)	$408,577	$73,758	$(921)	$401,226

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$856	$4,056
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,621	5,738
Share-based compensation	4,842	5,236
Allowances for doubtful accounts and unbilled services	2,246	182
Deferred income taxes	3,344	2,581
Gain on disposal of property and equipment	—	(46)
Non-cash portion of litigation settlement	—	588
Changes in operating assets and liabilities, net of businesses acquired:
Decrease in receivables from clients	2,133	19,266
Decrease (increase) in unbilled services	4,456	(26,402)
Decrease (increase) in current income tax receivable, net	2,379	(2,201)
Decrease in other assets	1,853	2,748
Increase in accounts payable and accrued liabilities	3,492	1,165
(Decrease) in accrued payroll and related benefits	(36,795)	(20,058)
(Decrease) increase in deferred revenues	(7,978)	3,755

Net cash used in operating activities	(12,551)	(3,392)

Cash flows from investing activities:
Purchases of property and equipment, net	(5,267)	(3,337)
Net investment in life insurance policies	(361)	(143)
Purchases of businesses	(31,298)	(22,886)
Sales of business	—	—

Net cash used in investing activities	(36,926)	(26,366)

Cash flows from financing activities:
Proceeds from exercise of stock options	29	206
Shares redeemed for employee tax withholdings	(3,710)	(2,437)
Tax benefit from share-based compensation	1,116	156
Proceeds from borrowings under credit facility	93,000	107,000
Repayments on credit facility	(42,500)	(77,500)
Payments of capital lease obligations	(5)	(29)

Net cash provided by financing activities	47,930	27,396

Effect of exchange rate changes on cash	430	428

Net decrease in cash and cash equivalents	(1,117)	(1,934)
Cash and cash equivalents at beginning of the period (1)	5,080	6,347

Cash and cash equivalents at end of the period	$3,963	$4,413

(1)	Cash and cash equivalents presented herein includes $0.1 million of cash and cash equivalents classified as discontinued operations as of December 31, 2010.

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

The accompanying unaudited Consolidated Financial Statements reflect the financial position, results of operations and cash flows as of and for the three months ended March 31, 2012 and 2011. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

Certain amounts reported in the previous year have been reclassified to conform to the 2012 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3.	New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted this pronouncement in the first quarter of 2012. However, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 would still require companies to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company does not expect the guidance in ASU 2011-12 to impact its Consolidated Financial Statements, as it only requires a change in the format of presentation.

4.	Discontinued Operations

In recent years, we have undertaken several separate initiatives to divest certain practices within the Financial Consulting segment in order to enable us to devote more of our energy and financial resources to the remaining businesses of the Company where we have a more substantial market presence. On December 30, 2011, we sold the Accounting Advisory (“AA”) practice to a group of investors including the managing director of the practice at the time. On September 30, 2010, we completed a sale of a portion of the Disputes and Investigations (“D&I”) practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the Utilities Consulting (“Utilities”) practice. In December 2009, our Board of Directors approved a plan to divest the businesses that included the international operations of our Japan office (“Japan”). On June 30, 2010, we exited Japan via a wind down of the business. The Company recognized a loss of $1.9 million in connection with the sale of AA and a gain of $1.2 million in connection with the sale of D&I.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

As a result of these actions, the operating results of AA, D&I, Utilities and Japan are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform to this presentation in accordance with FASB ASC Topic 205, “Presentation of Financial Statements,” to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 aggregate amounts associated with the discontinued operations as described above. Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three months ended March 31,
	2012	2011
Revenues	$390	$6,409

Income from discontinued operations before income tax expense	$424	$881

Net income from discontinued operations	$269	$582

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 are presented in the following table.

	March 31, 2012	December 31, 2011
Assets
Receivables from clients, net	$1,504	$3,301
Other current assets	—	44

Total current assets	1,504	3,345

Total assets	$1,504	$3,345

Liabilities
Accrued payroll and related benefits	$10	$585
Accounts payable, accrued expenses and other liabilities	2	180

Total current liabilities	12	765
Other non-current liabilities	49	49

Total liabilities	$61	$814

5.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2012.

	Health and Education Consulting	Legal Consulting	Financial Consulting	Total
Balance as of December 31, 2011:
Goodwill	$450,828	$33,180	$158,077	$642,085
Accumulated impairment	—	—	(129,900)	(129,900)

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

	Health and Education Consulting	Legal Consulting	Financial Consulting	Total
Goodwill, net as of December 31, 2011	450,828	33,180	28,177	512,185

Goodwill recorded in connection with business combinations	(364)	—	—	(364)
Foreign currency translation	—	299	—	299
Goodwill reallocation	(1,000)	—	1,000	—

Goodwill, net as of March 31, 2012	$449,464	$33,479	$29,177	$512,120

From time to time, we reorganize our internal organizational structure to better align our service offerings. During the first quarter of 2012, we moved our healthcare valuation consulting practice from our Health and Education Consulting segment to our Financial Consulting segment. As a result, $1.0 million of related goodwill was also reallocated between these segments using a relative fair value approach.

Intangible assets as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$17,419	$7,515	$17,367	$6,950
Non-competition agreements	6,693	4,755	6,693	4,442
Trade names	247	233	247	192
Technology and software	11,949	8,504	11,949	7,805

Total	$36,308	$21,007	$36,256	$19,389

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

Intangible assets amortization expense was $1.6 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively. Estimated annual intangible assets amortization expense is $5.4 million for 2012, $3.2 million for 2013, $2.5 million for 2014, $1.7 million for 2015, $0.9 million for 2016 and $0.8 million for 2017. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

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

	Three Months Ended March 31,
	2012	2011
Net income from continuing operations	$587	$3,474
Income from discontinued operations, net of tax	269	582

Net income	$856	$4,056

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Weighted average common shares outstanding – basic	21,775	20,925
Weighted average common stock equivalents	389	232

Weighted average common shares outstanding – diluted	22,164	21,157

Net earnings per basic share:
Net income from continuing operations	$0.03	$0.17
Income from discontinued operations, net of tax	0.01	0.02

Net income	$0.04	$0.19

Net earnings per diluted share:
Net income from continuing operations	$0.03	$0.16
Income from discontinued operations, net of tax	0.01	0.03

Net income	$0.04	$0.19

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. The weighted average common stock equivalents presented above do not include the effect of approximately 22,000 and 481,700 common stock equivalents for the three months ended March 31, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

7.	Borrowings

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement (the “2011 Credit Agreement”) with various financial institutions including Bank of America, N.A., as lender, administrative agent and collateral agent for the lenders; JPMorgan Chase Bank, N.A., as lender and syndication agent; PNC Bank, National Association; Harris N.A. and KeyBank National Association as lenders and Co-Documentation Agents; Fifth Third Bank, The Northern Trust Company, RBS Citizens, N.A., The PrivateBank and Trust Company, FirstMerit Bank, N.A., and Northbrook Bank & Trust Company as lenders (collectively the “Lenders”); and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers. The 2011 Credit Agreement replaces the previous Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein.

The 2011 Credit Agreement consists of a senior secured credit facility in an aggregate principal amount of $350.0 million comprised of a five-year revolving credit facility (“Revolver”) under which the Company may borrow from time to time up to $150.0 million and a $200.0 million five-year term loan facility (“Term Loan”) that was funded in a single advance on the closing date. The 2011 Credit Agreement provides for the option to increase the revolving credit facility in an aggregate amount of up to $50 million subject to certain requirements as defined in the 2011 Credit Agreement. The proceeds of the senior secured credit facility were used to refinance existing indebtedness and will continue to be used for working capital, capital expenditures, and other corporate purposes.

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

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At March 31, 2012, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.66 to 1.00, a leverage ratio of 2.09 to 1.00, and net worth greater than $150 million. Furthermore, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants at future covenant measurement dates. At December 31, 2011, we were in compliance with our financial debt covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At March 31, 2012, outstanding letters of credit totaled $4.1 million and are primarily used as security deposits for our office facilities. As of March 31, 2012, the borrowing capacity under the 2011 Credit Agreement was $86.9 million. Borrowings outstanding under this credit facility at March 31, 2012 totaled $244.0 million. These borrowings carried a weighted average interest rate of 2.9%, including the effect of the interest rate swap described below in Note 9 “Derivative Instrument and Hedging Activity.” All of the borrowings outstanding under the 2011 Credit Agreement are classified as long-term on our Consolidated Balance Sheets as the principal under the Revolver is not due until 2016 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2011 were $193.5 million and carried a weighted average interest rate of 3.3%.

8.	Restructuring Charges

During the first quarter of 2012, we incurred a $0.8 million pre-tax restructuring charge, primarily consisting of accelerated depreciation on leasehold improvements related to the anticipated relocation of our New York City office location. We expect the remaining accelerated depreciation charge in 2012 related to our New York office to be $1.7 million. We also expect to incur additional charges in 2012 upon exiting our New York office space, for which we have a lease agreement that expires in 2016. We estimate the expense associated with the exit of this office to be approximately $2 million in 2012; however, the actual expense could vary significantly depending on factors such as the office rental market in New York City at the time we exit.

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

As of March 31, 2012, our restructuring charge liability is $2.1 million, and primarily consists of the present value of remaining lease payments, net of estimated sublease income, for our vacated office space in San Francisco, Boston and Chicago. The restructuring charge liability is included as a component of Accrued expenses and Deferred compensation and other liabilities.

9.	Derivative Instrument and Hedging Activity

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $100.0 million of the total variable-rate borrowings

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

outstanding described above in Note 7 “Borrowings.” Under the terms of the interest rate swap agreement, we received from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 1.715%. This swap effectively converted $100.0 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2009 and through February 23, 2012.

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

FASB ASC Topic 815, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of March 31, 2012, it was anticipated that all $0.2 million of the net losses, net of tax, currently recorded in OCI will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three months ended March 31, 2012.

The tables below set forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011.

	Fair Value (Derivative Liability)
Balance Sheet Location	March 31, 2012	December 31, 2011
Accrued expenses	$346	$216
Deferred compensation and other liabilities	$39	$250

	Three Months Ended March 31,
	2012	2011
Net unrealized losses on cash flow hedges, net of tax, beginning of period	$(275)	$(872)
Change in fair value, net of tax	$(205)	$(232)
Reclassification adjustments into earnings, net of tax	$254	$364

Net unrealized losses on cash flow hedges, net of tax, end of period	$(226)	$(740)

We do not use derivative instruments for trading or other speculative purposes, and we did not have any other derivative instruments or hedging activities as of March 31, 2012.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

10.	Fair Value of Financial Instruments

Certain of our assets and liabilities are measured at fair value. FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy for inputs used in measuring fair value and requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy consists of three levels based on the objectivity of the inputs as follows:

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

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items. The carrying values of our bank borrowings reported in the Consolidated Balance Sheets approximate fair value, using level 2 inputs, since they bear interest at variable rates based on market rates as set forth in the 2011 Credit Agreement. Refer to Note 7 “Borrowings.”

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012
Asset:
Promissory note	$—	$—	$2,715	$2,715

Liability:
Interest rate swap	$—	$385	$—	$385

December 31, 2011
Asset:
Promissory note	$—	$—	$2,680	$2,680

Liability:
Interest rate swaps	$—	$466	$—	$466

As part of the consideration received for the sale of our AA practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. The note will be paid to the Company in quarterly installments of approximately $0.2 million beginning in April 2013 with a final payment of approximately $1.1 million on the maturity date in December 2015. The fair value of the note was derived by multiplying the projected cash flows by a discount rate of 14%, which accounts for the risks associated with the note.

The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

11.	Comprehensive Income

The table below sets forth the components of comprehensive income for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes

Net income			$856			$4,056
Other comprehensive income:
Foreign currency translation adjustment	$353	$(114)	239	$371	$(59)	312
Unrealized gain on cash flow hedging instrument	81	(32)	49	219	(87)	132

Other comprehensive income	$434	$(146)	288	$590	$(146)	444

Comprehensive income			$1,144			$4,500

12.	Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2012 and 2011 were 72.1% and 52.7%, respectively. The effective rates for both periods were higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible expenses. The impact of these items on the effective rate was higher in the first quarter of 2012 due to the lower pre-tax income level when compared to the same period last year.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

13.	Commitments, Contingencies and Guarantees

Litigation

Restatement Matters

As previously disclosed, on August 17, 2009, we restated our financial statements for the years ended December 31, 2008, 2007 and 2006, as well as the three months ended March 31, 2009. The restatement related to the accounting for certain acquisition-related payments received by the selling shareholders of four acquired businesses.

Between August 4, 2009 and September 3, 2009, seven purported shareholder class action complaints were filed in connection with our restatement in the United States District Court for the Northern District of Illinois. One of those complaints was dismissed voluntarily in October 2009, and in November 2009, the remaining suits were consolidated. On December 6, 2010, we reached an agreement in principle to settle the litigation (“the Class Action Settlement”). The Class Action Settlement received final Court approval and the case was terminated on May 6, 2011. Pursuant to the Class Action Settlement, plaintiffs received total consideration of approximately $39.6 million, comprised of $27.0 million in cash which was funded in its entirety by our insurers and the issuance by the Company of 474,547 shares of our common stock with a fair value of $13.7 million on June 6, 2011, the date of issuance. The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million cash payment. The settlement contained no admission of wrongdoing.

The Company also was named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009; and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009. The cases were consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009 under the caption “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation.” On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleged claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs sought to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010. On October 25, 2010, the Court granted Huron’s motion to dismiss and dismissed plaintiffs’ consolidated complaint with prejudice. Plaintiffs appealed the dismissal, and, on March 27, 2012, the Appellate Court of Illinois affirmed the Circuit Court’s decision. Plaintiffs have until May 1, 2012 to file a notice of appeal.

The Company was also named as a nominal defendant in three federal derivative suits filed in connection with the Company’s restatement, which were consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009 and dismissed with prejudice on March 22, 2011. Plaintiffs did not appeal the Court’s dismissal.

The SEC is conducting an investigation with respect to the restatement. In addition, as often happens in these circumstances, shortly after the filing of our restated financial statements, the United States Attorney’s Office (“USAO”) for the Northern District of Illinois contacted our counsel and made a telephonic request for copies of certain documents that we previously provided to the SEC, which we then voluntarily provided to the USAO. We have been cooperating fully with the investigation and are currently engaged in discussions with the SEC about a potential settlement. In the fourth quarter of 2011, we recorded a charge of $1.0 million with respect to this matter. While an agreement has not been reached with the SEC, the Company believes that any resolution would include monetary penalties and other relief within the SEC’s authority. There can be no assurance that we will be able to reach a settlement with the SEC or that the amount of monetary penalties agreed in any settlement will not exceed the accrued amount, perhaps materially. We also cannot provide assurance with respect to the other terms and conditions of any potential settlement.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

Certain of our former employees have received “Wells notices” from the SEC staff in connection with the matters underlying the restatement. Wells notices typically indicate that the staff is considering recommending that the SEC bring a civil enforcement action. Under the SEC’s procedures, a recipient of a Wells notice has an opportunity to respond in the form of a written submission that seeks to persuade the SEC that such an action should not be brought. Each of the former employees has advised the Company that they have made such a submission. We are obligated to indemnify the former employees for their defense costs in connection with responding to the Wells notices and in connection with the defense of civil enforcement actions, if any, brought by the SEC against them, subject to certain limitations. We expect that our indemnity obligations to the recipients will be material in the first half of 2012 and may be material until resolution of the restatement matters.

As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of any amounts (including any damages, settlement costs, legal fees or indemnity obligations) with respect to the SEC investigation into the restatement and the USAO’s request for certain documents (collectively, the “remaining restatement matters”). For the three months ended March 31, 2012 and 2011, expenses incurred in connection with the restatement totaled $1.5 million and $1.2 million, respectively, and were primarily comprised of legal fees and indemnification obligations for legal fees. All legal fees are expensed as incurred.

Given the uncertain nature of the remaining restatement matters, and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the remaining restatement matters, we are unable to predict the ultimate outcome of the remaining restatement matters or make a reasonable estimate of the liability in excess of the existing accrual that could result from an unfavorable outcome in the remaining restatement matters. Any such liability could be material.

Qui Tam Action

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

Guarantees

Guarantees in the form of letters of credit totaling $4.1 million and $4.0 million were outstanding at March 31, 2012 and December 31, 2011, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

In connection with certain business acquisitions, we were required to pay additional purchase consideration to the sellers if specific performance targets and conditions were met over a number of years as specified in the related purchase agreements. These amounts were calculated and payable at the end of each year based on full year financial results. Additional purchase consideration earned by certain sellers totaled $32.2 million for the year ended December 31, 2011, of which $0.9 million remains payable as of March 31, 2012. After payment of this amount in the second quarter of 2012, we have no further obligations under these arrangements.

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

14.	Segment Information

Segments are defined by FASB ASC Topic 280, “Segment Reporting,” as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under three operating segments: Health and Education Consulting, Legal Consulting, and Financial Consulting.

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

•

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

From time to time, we will reorganize our internal organizational structure to better align our service offerings. During the first quarter of 2012, we moved our healthcare valuation consulting practice from our Health and Education Consulting segment to our Financial Consulting segment. Previously reported segment information has been restated to reflect this move.

The table below sets forth information about our operating segments for the three months ended March 31, 2012 and 2011, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
	2012	2011
Health and Education Consulting:
Revenues	$91,405	$89,658
Operating income	$21,497	$25,891
Segment operating income as a percent of segment revenues	23.5%	28.9%
Legal Consulting:
Revenues	$41,383	$37,317
Operating income	$9,511	$9,595
Segment operating income as a percent of segment revenues	23.0%	25.7%
Financial Consulting:
Revenues (1)	$5,849	$9,646
Operating income	$233	$2,970
Segment operating income as a percent of segment revenues	4.0%	30.8%
Total Company:
Revenues	$138,637	$136,621
Reimbursable expenses	13,796	11,924

Total revenues and reimbursable expenses	$152,433	$148,545

Statements of Earnings reconciliation:
Segment operating income	$31,241	$38,456
Charges not allocated at the segment level:
Other selling, general and administrative expenses	22,951	23,395
Depreciation and amortization expense	4,653	4,246
Other expense, net	1,533	3,468

Income from continuing operations before income tax expense	$2,104	$7,347

(1)	Financial Consulting segment revenues for the three months ended March 31, 2012 and 2011 include $1.3 million and $1.4 million, respectively, related to our healthcare valuation consulting practice.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

At March 31, 2012, one client in our Legal Consulting segment accounted for 10.1% of the Company’s combined receivables and unbilled services balances. At December 31, 2011, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. Furthermore, no single client generated greater than 10% of our consolidated revenues during the three months ended March 31, 2012 and 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates” or “continues.” Risks, uncertainties and assumptions that could impact the Company’s forward-looking statements relate, among other things, to (i) the restatement, (ii) the Securities and Exchange Commission investigation with respect to the restatement and the related purported derivative lawsuit, and (iii) the request by the United States Attorney’s Office for the Northern District of Illinois for certain documents. In addition, these forward-looking statements reflect our current expectation about our future requirements and needs, results, levels of activity, performance, or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions continue to trend upward. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

•	Financial Consulting

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 46.7% and 45.1% of our revenues in the three months ended March 31, 2012 and 2011, respectively.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. For the quarters ended March 31, 2012 and 2011, fixed-fee engagements represented approximately 38.5% and 42.0%, respectively, of our revenues.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 11.2% and 10.2% of our revenues in the first quarters of 2012 and 2011, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achievement of the performance-based criteria.

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35. Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.6% and 2.7% of our revenues in the first quarters of 2012 and 2011, respectively.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies during the first quarter of 2012.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. See Note 4 “Discontinued Operations” of this Quarterly Report for information related to our discontinued operations.

	Three Months Ended March 31,
	2012	2011
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Health and Education Consulting (1)	$91,405	$89,658
Legal Consulting	41,383	37,317
Financial Consulting (1)	5,849	9,646

Total revenues	138,637	136,621
Total reimbursable expenses	13,796	11,924

Total revenues and reimbursable expenses	$152,433	$148,545

Operating income:
Health and Education Consulting(1)	$21,497	$25,891
Legal Consulting	9,511	9,595
Financial Consulting (1)	233	2,970

Total segment operating income	31,241	38,456
Operating expenses not allocated to segments	27,604	27,641

Total operating income	$3,637	$10,815

Other Operating Data:
Number of full-time billable consultants (at period end) (2):
Health and Education Consulting (1)	1,092	945
Legal Consulting	118	131
Financial Consulting (1)	67	75

Total	1,277	1,151
Average number of full-time billable consultants (for the period) (2):
Health and Education Consulting (1)	1,069	922
Legal Consulting	116	121
Financial Consulting (1)	68	77

Total	1,253	1,120
Full-time billable consultant utilization rate (3):
Health and Education Consulting (1)	79.5%	81.2%
Legal Consulting	70.7%	55.9%
Financial Consulting (1)	59.6%	74.9%
Total	77.6%	78.2%

	Three Months Ended March 31,
	2012	2011
Other Operating Data (Continued):
Full-time billable consultant average billing rate per hour (4):
Health and Education Consulting (1)	$199	$214
Legal Consulting	$234	$236
Financial Consulting (1)	$275	$341
Total	$205	$224
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting (1)	$75	$83
Legal Consulting	$80	$53
Financial Consulting (1)	$81	$124
Total	$75	$83
Average number of full-time equivalents (for the period) (5):
Health and Education Consulting (1)	141	149
Legal Consulting	897	863
Financial Consulting (1)	2	1

Total	1,040	1,013
Revenue per full-time equivalents (in thousands):
Health and Education Consulting (1)	$83	$87
Legal Consulting	$36	$36
Financial Consulting (1)	$187	$111
Total	$42	$43

(1)	Reflects the reclassification of our healthcare valuation consulting practice from our Health and Education Consulting segment to our Financial Consulting segment in conjunction with an internal reorganization. Financial Consulting segment revenues for the three months ended March 31, 2012 and 2011 include $1.3 million and $1.4 million, respectively, related to our healthcare valuation consulting practice.
(2)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(3)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(4)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(5)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

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

Our management uses the non-GAAP financial measures to gain an understanding of our comparative operating performance, for example when comparing such results with previous periods or forecasts. These non-GAAP financial measures are used by management in their financial and operating decision making because management believes they reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons. Management also uses these non-GAAP financial measures when publicly providing our business outlook, for internal management purposes, and as a basis for evaluating potential acquisitions and dispositions. We believe that these non-GAAP financial measures provide useful information to investors and others (a) in understanding and evaluating Huron’s current operating performance and future prospects in the same manner as management does, (b) in comparing in a consistent manner Huron’s current financial results with Huron’s past financial results and (c) in understanding the Company’s ability to generate cash flows from operations that are available for taxes, capital expenditures, and debt repayment.

The reconciliations of these non-GAAP financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Revenues	$138,637	$136,621

Net income from continuing operations	$587	$3,474
Add back:
Income tax expense	1,517	3,873
Interest and other expenses	1,533	3,468
Depreciation and amortization	5,795	5,679

Earnings before interest, taxes, depreciation and amortization (EBITDA)	9,432	16,494
Add back:
Restatement related expenses	1,505	1,240
Restructuring charges	830	524
Litigation settlement, net	—	588

Adjusted EBITDA	$11,767	$18,846
Adjusted EBITDA as a percentage of revenues	8.5%	13.8%

	Three months ended March 31,
	2012	2011
Net income from continuing operations	$587	$3,474

Weighted average shares – diluted	22,164	21,157
Diluted earnings per share from continuing operations	$0.03	$0.16
Add back:
Amortization of intangible assets	1,619	2,217
Restatement related expenses	1,505	1,240
Restructuring charges	830	524
Litigation settlement, net	—	588
Tax effect	(1,582)	(1,828)

Total adjustments, net of tax	2,372	2,741
Adjusted net income from continuing operations	$2,959	$6,215
Adjusted diluted earnings per share from continuing operations	$0.13	$0.29

These non-GAAP financial measures include adjustments for the following items:

Restatement related expenses: We have incurred significant expenses related to our 2009 financial statement restatement. We have excluded the effect of these restatement related expenses from our non-GAAP measures due to the nonrecurring nature of the underlying event as a means to provide comparability with periods that were not impacted by the restatement related expenses.

Restructuring charges: We have incurred charges due to the restructuring of various parts of our business. These restructuring charges have primarily consisted of severance charges and office space reductions, including the accelerated depreciation of certain leasehold improvements. We have excluded the effect of the restructuring charges from our non-GAAP measures as a means to provide comparability with periods that were not impacted by a restructuring charge. Additionally, the amount of each restructuring charge is significantly affected by the timing and size of the restructured business or component of a business.

Litigation settlements: We have excluded the effect of the litigation settlement in 2011 from our non-GAAP measures because its exclusion permits comparability with periods that were not impacted by this charge.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Revenues increased $2.0 million, or 1.5%, to $138.6 million for the first quarter of 2012 from $136.6 million for the first quarter of 2011.

Of the overall $2.0 million increase in revenues, $1.8 million was generated by our full-time billable consultants, while $0.2 million was attributable to our full-time equivalents. The increase in full-time billable consultant revenues was driven by a 12% increase in the average number of full-time billable consultants, partially offset by decreases in consultant utilization and average billing rates. The increase in revenue attributable to our full-time billable consultants was the result of an increase in demand for services in our Health and Education Consulting and Legal Consulting segments, partially offset by a decrease in demand for our Financial Consulting segment services. The increase in full-time equivalent revenue was primarily attributable to an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent. Revenue attributable to full-time equivalents primarily reflected an increase in demand for our document review and electronic data discovery services in the Legal Consulting segment, partially offset by decreased use of contractors in our Health and Education Consulting segment.

Total Direct Costs

Our total direct costs increased $8.4 million, or 9.4%, to $97.9 million in the three months ended March 31, 2012 from $89.5 million in the three months ended March 31, 2011. The increase was primarily related to a $9.7 million increase in salaries, bonuses and related expenses for our revenue-generating professionals and a $1.2 million increase in technology expense, partially offset by a $2.7 million decrease in contractor expense.

Total direct costs for the three months ended March 31, 2012 included $3.8 million of share-based compensation expense and $1.2 million of intangible asset amortization expense, primarily representing customer-related assets and software. Total direct costs for the three months ended March 31, 2011 included $3.6 million of share-based compensation expense and $1.4 million of intangible asset amortization expense.

Operating Expenses

Selling, general and administrative expenses increased $0.5 million, or 1.7%, to $30.1 million in the first quarter of 2012 from $29.6 million in the first quarter of 2011. This increase was primarily related to a $0.5 million increase in legal expenses, a $0.4 million increase in professional services expenses, a $0.4 million increase in training expenses and a $0.3 million increase in salaries, bonus and related expenses for our non-revenue-generating professionals. These increases were partially offset by a $0.7 million decrease in facilities expenses and a $0.5 million decrease in promotion and sponsorship expenses.

In the first quarter of 2012, we recorded $0.8 million in restructuring expense, primarily consisting of accelerated depreciation on leasehold improvements at our New York office location, which we plan to relocate during the second half of 2012. See Note 8 “Restructuring Charges” for further discussion of this charge. Restructuring expense was $0.5 million in the first quarter of 2011.

Expenses incurred in connection with our 2009 restatement increased by $0.3 million to $1.5 million in the first quarter of 2012 from $1.2 million in the first quarter of 2011. These expenses primarily consist of legal fees in both periods. For additional information about the restatement, see “Legal Proceedings” and Note 13 “Commitments, Contingencies and Guarantees.”

Depreciation and amortization expense increased by $0.4 million to $4.6 million in the three months ended March 31, 2012 from $4.2 million in the three months ended March 31, 2011. This increase was primarily attributable to an increase in depreciation expense for certain internal use software for which we decreased our estimate of the expected useful life during 2011. This internal use software is fully depreciated as of March 31, 2012. Non-direct intangible asset amortization relates to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

Operating Income

Operating income decreased $7.2 million, or 67%, to $3.6 million in the first quarter of 2012 from $10.8 million in the first quarter of 2011. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 2.6% in the three months ended March 31, 2012 compared to 7.9% in the three months ended March 31, 2011. This decrease is primarily attributable to the increase in salaries, bonuses and related expenses for our revenue-generating professionals, as discussed above.

Other Expense, Net

Other expense decreased by $2.0 million to $1.5 million in the first quarter of 2012 from $3.5 million in the first quarter of 2011. The decrease in expense was primarily attributable to a $1.7 million, or 48%, decrease in interest expense. The decrease in interest expense was the result of lower borrowing levels during the first quarter of 2012 when compared to the first quarter of 2011 and a decrease in our effective interest rate. The remaining decrease in other expense was the result of an increase in the performance of the investments that are used to fund our deferred compensation liability.

Income Tax Expense

For the first quarter of 2012, we recognized income tax expense from continuing operations of $1.5 million on income from continuing operations of $2.1 million. For the first quarter of 2011, we recognized income tax expense from continuing operations of $3.9 million on income from continuing operations of $7.3 million. Our effective income tax rate increased to 72.1% in the first quarter of 2012 from 52.7% in the first quarter of 2011. The effective rates for both periods were higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible expenses. The impact of these items on the effective rate was higher in the first quarter of 2012 due to the lower pre-tax income level when compared to the same period last year.

Net Income from Continuing Operations

Net income from continuing operations was $0.6 million for the three months ended March 31, 2012 compared to net income from continuing operations of $3.5 million for the same period last year. The decrease in net income from continuing operations was primarily due to the decrease in operating income, as discussed above, and the increase in our effective tax rate, partially offset by a decrease in other expense, net. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the first quarter of 2012 was $0.03 compared to diluted earnings per share from continuing operations of $0.16 for the first quarter of 2011.

Discontinued Operations

Net income from discontinued operations was $0.3 million in the first quarter of 2012, compared to a net income from discontinued operations of $0.6 million in the first quarter of 2011. See Note 4 “Discontinued Operations” of this Quarterly Report for further information about our discontinued operations.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues increased $1.7 million, or 1.9%, to $91.4 million for the first quarter of 2012 from $89.7 million for the first quarter of 2011. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements and software support and maintenance arrangements represented 22.9%, 54.6%, 17.0% and 5.5% of this segment’s revenues during the three months ended March 31, 2012, respectively, compared to 22.7%, 57.8%, 15.4% and 4.1%, respectively, for the comparable period in 2011.

Of the overall $1.7 million increase in revenues, $3.1 million was attributable to our full-time billable consultants, partially offset by a decrease of $1.4 million related to our full-time equivalents. The overall increase in revenues reflected an increase in the overall demand for our services. The average number of full-time billable consultants increased by 15.9% to 1,069 during the first quarter of 2012 compared to 922 during the first quarter of 2011. The increase in revenue attributable to the increase in full-time billable consultants was partially offset by decreases in consultant utilization and average billing rates. Performance-based revenues increased $1.7 million to $15.5 million during the first quarter of 2012 from $13.8 million during the first quarter of 2011. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achieving the performance-based criteria.

Operating Income

Health and Education Consulting segment operating income decreased $4.4 million, or 17.0%, to $21.5 million in the three months ended March 31, 2012 from $25.9 million in the three months ended March 31, 2011. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 23.5% for the first quarter of 2012 from 28.9% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries, bonus and related expenses for both our revenue-generating professionals and our support personnel as a percentage of revenues, partially offset by a decrease in contractor expense.

Legal Consulting

Revenues

Legal Consulting segment revenues increased $4.1 million, or 11.0%, to $41.4 million for the first quarter of 2012 from $37.3 million for the first quarter of 2011. Revenues from time-and-expense engagements and fixed-fee engagements represented 95.6% and 4.4% of this segment’s revenues during the three months ended March 31, 2012, respectively, compared to 90.2% and 9.8%, respectively, for the comparable period in 2011.

Of the overall $4.1 million increase in revenues, $2.8 million was attributable to our full-time billable consultants and $1.3 million was attributable to our full-time equivalents. The increase in revenues reflected both an increase in demand for our advisory services as well as an increase in demand for our document review and electronic data discovery services. The increase in full-time billable consultant revenue reflected higher consultant utilization, partially offset by a decrease in our average number of consultants and our average billing rate. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents as well as a slight increase in the average revenue per full-time equivalent.

Operating Income

Legal Consulting segment operating income decreased slightly by $0.1 million, or less than 1%, to $9.5 million in the three months ended March 31, 2012 from $9.6 million in the three months ended March 31, 2011. Segment operating margin decreased to 23.0% for the first quarter of 2012 from 25.7% in the same period last year. The decrease in this segment’s operating margin was attributable to higher salaries, bonuses and related expenses for our revenue-generating professionals, technology expense and facilities expenses for our document review centers as a percentage of segment revenues. These increases were partially offset by a decrease in contractor expense.

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $3.8 million, or 39.6%, to $5.8 million for the first quarter of 2012 from $9.6 million for the first quarter of 2011. Revenues from time-and-expense engagements and fixed-fee engagements represented 72.4% and 27.6% of this segment’s revenues during the first quarter of 2012, respectively. For the first quarter of 2011, time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 79.1%, 20.3%, and 0.6% of this segment’s revenues, respectively.

Of the overall $3.8 million decrease in revenues, $4.1 million was attributable to a decrease in revenues from our full-time billable consultants, partially offset by an increase of $0.3 million related to our full-time equivalents. The overall decrease in revenues reflects lower consultant utilization and average billing rates during the quarter as the result of lower demand for our restructuring and turnaround services.

Operating Income

Financial Consulting segment operating income decreased by $2.8 million to $0.2 million in the three months ended March 31, 2012 compared to $3.0 million in the three months ended March 31, 2011. Segment operating margin decreased to 4.0% for the first quarter of 2012 from 30.8% in the same period last year. This segment’s operating margin decreased primarily due to increased salaries and related expenses for our revenue-generating professionals as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $1.1 million, from $5.1 million at December 31, 2011 to $4.0 million at March 31, 2012. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Cash flows used in operating activities totaled $12.6 million for the three months ended March 31, 2012, compared to cash flows used in operating activities of $3.4 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses and benefits to employees affect these account balances. The increase in cash used in operations in the first quarter of 2012 compared to cash used in operations for the first quarter of 2011 was primarily attributable to an increase in the amount paid for the annual performance bonuses during the first quarter of 2012 compared to the same period in the prior year, partially offset by the receipt of an income tax receivable.

Cash used in investing activities was $36.9 million for the three months ended March 31, 2012 and $26.4 million for the same period in the prior year. The use of cash in both periods primarily consisted of payments for acquired businesses totaling $31.3 million and $22.9 million in the first three months of 2012 and 2011, respectively. These payments for acquired businesses were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired in prior periods based on the achievement of financial performance targets as specified in the related purchase agreements. The use of cash in the first three months of 2012 and 2011 also included purchases of property and equipment needed to meet the ongoing needs relating to the hiring of additional employees and supporting our operations. We estimate that the cash utilized for capital expenditures in 2012 will be approximately $18.1 million, primarily for information technology related equipment and software and leasehold improvements. We also expect to continue to invest in capital expenditures related to our document review and processing business for information technology related equipment and software.

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement (the “2011 Credit Agreement”) with various financial institutions including Bank of America, N.A., as lender, administrative agent and collateral agent for the lenders; JPMorgan Chase Bank, N.A., as lender and syndication agent; PNC Bank, National Association; Harris N.A. and KeyBank National Association as lenders and Co-Documentation Agents; Fifth Third Bank, The Northern Trust Company, RBS Citizens, N.A., The PrivateBank and Trust Company, FirstMerit Bank, N.A., and Northbrook Bank & Trust Company as lenders (collectively the “Lenders”); and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers. The 2011 Credit Agreement replaces the previous Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein.

The 2011 Credit Agreement consisted of a senior secured credit facility in an aggregate principal amount of $350.0 million comprised of a five-year revolving credit facility (“Revolver”) under which the Company may borrow from time to time up to $150.0 million and a $200.0 million five-year term loan facility (“Term Loan”). The 2011 Credit Agreement provides for the option to increase the revolving credit facility in an aggregate amount of up to $50 million subject to certain requirements as defined in the 2011 Credit Agreement. The proceeds of the senior secured credit facility were used to refinance existing indebtedness, and will continue to be used for working capital, capital expenditures, and other corporate purposes.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At March 31, 2012, outstanding letters of credit totaled $4.1 million and are primarily used as security deposits for our office facilities.

As of March 31, 2012, the borrowing capacity under the 2011 Credit Agreement was $86.9 million. During the first three months of 2012, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired. During the first three months of 2012, the average daily outstanding balance under our credit facility was $202.3 million. Borrowings outstanding under this credit facility at March 31, 2012 totaled $244.0 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2016 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted average interest rate of 2.9% including the effect of the interest rate swaps described below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Borrowings outstanding at December 31, 2011 totaled $193.5 million and carried a weighted average interest rate of 3.3% including the effect of the interest rate swap.

As discussed in Note 7 “Borrowings”, the obligations under the 2011 Credit Agreement are secured pursuant to the Security Agreement and a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.

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

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At March 31, 2012, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.66 to 1.00, a leverage ratio of 2.09 to 1.00, and net worth greater than $150 million. Furthermore, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants of the 2011 Credit Agreement discussed above at future covenant measurement dates.

See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of certain risks and uncertainties related to the 2011 Credit Agreement.

Future Needs

Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. We also have cash needs to service our credit facility and repay our Term Loan. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will moderate, we believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources, will be adequate to fund our long-term growth, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.

CONTRACTUAL OBLIGATIONS

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our contractual obligations since December 31, 2011 except as described below:

•

In connection with certain past business acquisitions, we were required to pay additional purchase consideration to the sellers if specific performance targets were met over a number of years as specified in the related purchase agreements. During the first three months of 2012, we paid additional purchase consideration of $31.3 million to selling shareholders of a business that we acquired as financial performance targets were met in 2011. We anticipate paying $0.9 million of additional purchase consideration to selling shareholders under such an arrangement during the second quarter of 2012. After these payments, we have no further obligations under these arrangements.

•	During the first three months of 2012, our long-term borrowings increased from $193.5 million as of December 31, 2011 to $244.0 million as of March 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted this pronouncement in the first quarter of 2012. However, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 would still require companies to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company does not expect the guidance in ASU 2011-12 to impact its Consolidated Financial Statements, as it only requires a change in the format of presentation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At March 31, 2012, we had borrowings outstanding totaling $244.0 million that carried a weighted average interest rate of 2.9%. A hypothetical one percent change in this interest rate would have a $2.4 million effect on our pre-tax income.

On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective on February 29, 2012 and ending on April 14, 2016. We entered into this derivative instrument to continue hedging against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $56.6 million and amortizes throughout the term, which effectively fixes the interest rate on 30% of our Term Loan. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.9875%. Including the impact of the swap, the effective interest rate on $55.5 million of our debt was 3.2% as of March 31, 2012.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of March 31, 2012.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Restatement Matters

As previously disclosed, on August 17, 2009, we restated our financial statements for the years ended December 31, 2008, 2007 and 2006, as well as the three months ended March 31, 2009. The restatement related to the accounting for certain acquisition-related payments received by the selling shareholders of four acquired businesses.

Between August 4, 2009 and September 3, 2009, seven purported shareholder class action complaints were filed in connection with our restatement in the United States District Court for the Northern District of Illinois. One of those complaints was dismissed voluntarily in October 2009, and in November 2009, the remaining suits were consolidated. On December 6, 2010, we reached an agreement in principle to settle the litigation (“the Class Action Settlement”). The Class Action Settlement received final Court approval and the case was terminated on May 6, 2011. Pursuant to the Class Action Settlement, plaintiffs received total consideration of approximately $39.6 million, comprised of $27.0 million in cash which was funded in its entirety by our insurers and the issuance by the Company of 474,547 shares of our common stock with a fair value of $13.7 million on June 6, 2011, the date of issuance. The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million cash payment. The settlement contained no admission of wrongdoing.

The Company also was named as a nominal defendant in two state derivative suits filed in connection with the Company’s restatement: (1) a complaint in the matter of Curtis Peters, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge, Wayne Lipski, each of the members of the Board of Directors and PricewaterhouseCoopers LLP, filed on August 28, 2009; and (2) a complaint in the matter of Brian Hacias, derivatively on behalf of Huron Consulting Group Inc. v. Gary E. Holdren, Gary L. Burge and Wayne Lipski, filed on August 28, 2009. The cases were consolidated in the Circuit Court of Cook County, Illinois, Chancery Division on September 21, 2009 under the caption “In Re Huron Consulting Group, Inc. Shareholder Derivative Litigation.” On March 8, 2010, plaintiffs filed a consolidated complaint. The consolidated complaint asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The consolidated complaint also alleged claims for professional negligence and breach of contract against PricewaterhouseCoopers LLP, the Company’s independent auditors. Plaintiffs sought to recoup for the Company unspecified damages allegedly sustained by the Company resulting from the restatement and related matters, disgorgement and reimbursement for fees and expenses incurred in connection with the suits, including attorneys’ fees. Huron filed a motion to dismiss plaintiffs’ consolidated complaint on April 22, 2010. On October 25, 2010, the Court granted Huron’s motion to dismiss and dismissed plaintiffs’ consolidated complaint with prejudice. Plaintiffs appealed the dismissal, and, on March 27, 2012, the Appellate Court of Illinois affirmed the Circuit Court’s decision. Plaintiffs have until May 1, 2012 to file a notice of appeal.

The Company was also named as a nominal defendant in three federal derivative suits filed in connection with the Company’s restatement, which were consolidated in the United States District Court for the Northern District of Illinois on November 23, 2009 and dismissed with prejudice on March 22, 2011. Plaintiffs did not appeal the Court’s dismissal.

The SEC is conducting an investigation with respect to the restatement. In addition, as often happens in these circumstances, shortly after the filing of our restated financial statements, the USAO for the Northern District of Illinois contacted our counsel and made a telephonic request for copies of certain documents that we previously provided to the SEC, which we then voluntarily provided to the USAO. We have been cooperating fully with the investigation and are currently engaged in discussions with the SEC about a potential settlement. In the fourth quarter of 2011, we recorded a charge of $1.0 million with respect to this matter. While an agreement has not been reached with the SEC, the Company believes that any resolution would include monetary penalties and other relief within the SEC’s authority. There can be no assurance that we will be able to reach a settlement with the SEC or that the amount of monetary penalties agreed in any settlement will not exceed the accrued amount, perhaps materially. We also cannot provide assurance with respect to the other terms and conditions of any potential settlement.

Certain of our former employees have received “Wells notices” from the SEC staff in connection with the matters underlying the restatement. Wells notices typically indicate that the staff is considering recommending that the SEC bring a civil enforcement action. Under the SEC’s procedures, a recipient of a Wells notice has an opportunity to respond in the form of a written submission that seeks to persuade the SEC that such an action should not be brought. Each of the former employees has advised the Company that they have made such a submission. We are obligated to indemnify the former employees for their defense costs in connection with responding to the Wells notices and in connection with the defense of civil enforcement actions, if any, brought by the SEC against them, subject to certain limitations. We expect that our indemnity obligations to the recipients will be material in the first half of 2012 and may be material until resolution of the restatement matters.

As a result of the final payment by the insurance carriers, we will not receive any further contributions from our insurance carriers for the reimbursement of any amounts (including any damages, settlement costs, legal fees or indemnity obligations) with respect to the SEC investigation into the restatement and the USAO’s request for certain documents (collectively, the “remaining restatement matters”). For the three months ended March 31, 2012 and 2011, expenses incurred in connection with the restatement totaled $1.5 million and $1.2 million, respectively, and were primarily comprised of legal fees and indemnification obligations for legal fees. All legal fees are expensed as incurred.

Given the uncertain nature of the remaining restatement matters, and the uncertainties related to the incurrence and amount of loss, including with respect to the imposition of fines, penalties, damages, administrative remedies and liabilities for additional amounts, with respect to the remaining restatement matters, we are unable to predict the ultimate outcome of the remaining restatement matters or make a reasonable estimate of the liability in excess of the existing accrual that could result from an unfavorable outcome in the remaining restatement matters. Any such liability could be material.

Qui Tam Action

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

See “Risk Factors” in our 2011 Annual Report on Form 10-K for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2012, we re-acquired 97,769 shares of common stock with a weighted average fair market value of $38.17 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Withheld to Satisfy Employee Tax Withholding Requirements	Weighted Average Fair Market Value Per Share Withheld	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	10,509	$38.50	N/A	N/A
February 2012	5,536	$37.66	N/A	N/A
March 2012	81,724	$38.17	N/A	N/A

Total	97,769	$38.17	N/A	N/A

N/A – Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

		Filed here- with	Incorporated by Reference
Exhibit Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		8-K		3.1	04/14/11

4.1	Specimen Stock Certificate.		S-1 (File No. 333-115434)		4.1	10/5/04

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	April 26, 2012	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Financial Officer and Treasurer