Form 10-Q
period 2012-06-30
Huron Consulting Group Inc.
filed 2012-07-30
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 18, 2012, 22,975,971 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$5,772	$5,080
Receivables from clients, net	86,066	107,820
Unbilled services, net	48,568	49,056
Income tax receivable	7,419	19,501
Deferred income taxes, net	10,697	12,531
Prepaid expenses and other current assets	15,610	14,191
Current assets of discontinued operations	435	3,345

Total current assets	174,567	211,524
Property and equipment, net	33,545	31,176
Other non-current assets	13,191	14,892
Intangible assets, net	14,173	16,867
Goodwill	512,830	512,185

Total assets	$748,306	$786,644

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,591	$8,084
Accrued expenses	17,065	22,505
Accrued payroll and related benefits	37,837	66,464
Accrued consideration for business acquisitions, current portion	3,500	35,062
Income tax payable	186	101
Deferred revenues	25,213	36,721
Current liabilities of discontinued operations	103	765

Total current liabilities	95,495	169,702
Non-current liabilities:
Deferred compensation and other liabilities	7,732	7,856
Bank borrowings	213,500	193,500
Deferred lease incentives	6,905	6,670
Deferred income taxes	14,179	12,078
Non-current liabilities of discontinued operations	—	49

Total non-current liabilities	242,316	220,153

Commitments and Contingencies

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,738,777 and 24,208,549 shares issued at June 30, 2012 and December 31, 2011, respectively	237	234
Treasury stock, at cost, 1,788,117 and 1,642,018 shares at June 30, 2012 and December 31, 2011, respectively	(80,820)	(75,735)
Additional paid-in capital	412,352	400,597
Retained earnings	80,265	72,902
Accumulated other comprehensive loss	(1,539)	(1,209)

Total stockholders’ equity	410,495	396,789

Total liabilities and stockholders’ equity	$748,306	$786,644

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues and reimbursable expenses:
Revenues	$144,671	$153,070	$283,308	$289,691
Reimbursable expenses	14,554	13,216	28,350	25,140

Total revenues and reimbursable expenses	159,225	166,286	311,658	314,831
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	91,878	91,132	188,659	179,207
Intangible assets amortization	1,142	1,369	2,284	2,802
Reimbursable expenses	14,585	13,326	28,403	25,381

Total direct costs and reimbursable expenses	107,605	105,827	219,346	207,390

Operating expenses:
Selling, general and administrative	31,275	31,070	61,342	60,639
Restructuring charges	229	461	1,059	985
Restatement related expenses	212	1,785	1,717	3,025
Litigation settlements, net	1,150	508	1,150	1,096
Depreciation and amortization	4,053	4,336	8,706	8,582

Total operating expenses	36,919	38,160	73,974	74,327

Operating income	14,701	22,299	18,338	33,114
Other income (expense):
Interest (expense), net of interest income	(2,015)	(3,535)	(3,881)	(7,107)
Other (expense) income	(163)	(65)	170	39

Total other expense	(2,178)	(3,600)	(3,711)	(7,068)

Income from continuing operations before income tax expense	12,523	18,699	14,627	26,046
Income tax expense	6,218	9,535	7,735	13,408

Net income from continuing operations	6,305	9,164	6,892	12,638
Income from discontinued operations, net of tax	202	305	471	887

Net income	$6,507	$9,469	$7,363	$13,525

Net earnings per basic share:
Net income from continuing operations	$0.29	$0.43	$0.32	$0.60
Income from discontinued operations, net of tax	$0.01	$0.02	$0.02	$0.04

Net income	$0.30	$0.45	$0.34	$0.64

Net earnings per diluted share:
Net income from continuing operations	$0.28	$0.43	$0.31	$0.59
Income from discontinued operations, net of tax	$0.01	$0.01	$0.02	$0.04

Net income	$0.29	$0.44	$0.33	$0.63

Weighted average shares used in calculating earnings per share:
Basic	21,918	21,190	21,847	21,058
Diluted	22,248	21,476	22,206	21,316

Comprehensive Income:
Net income	$6,507	$9,469	$7,363	$13,525
Foreign currency translation (loss) gain, net of tax	(377)	291	(138)	603
Unrealized (loss) gain on cash flow hedging instruments, net of tax	(241)	175	(192)	307

Other comprehensive (loss) income	(618)	466	(330)	910

Comprehensive income	$5,889	$9,935	$7,033	$14,435

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2011	23,362,828	$234	(1,679,033)	$(75,735)	$400,597	$72,902	$(1,209)	$396,789
Comprehensive income	—	—	—	—	—	7,363	(330)	7,033
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	334,808	3	(14,142)	(1,260)	1,257	—	—	—
Exercise of stock options	18,805	—	—	—	29	—	—	29
Share-based compensation	—	—	—	—	9,754	—	—	9,754
Shares withheld for employee tax withholdings	—	—	(100,313)	(3,825)	—	—	—	(3,825)
Income tax benefit on share-based compensation	—	—	—	—	715	—	—	715

Balance at June 30, 2012	23,716,441	$237	(1,793,488)	$(80,820)	$412,352	$80,265	$(1,539)	$410,495

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,363	$13,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,644	11,501
Share-based compensation	8,591	9,694
Allowances for doubtful accounts and unbilled services	(2,488)	1,685
Deferred income taxes	3,184	13,023
Gain on disposal of property and equipment	—	(46)
Non-cash portion of litigation settlement	—	1,096
Changes in operating assets and liabilities, net of businesses acquired:
Decrease in receivables from clients	27,881	7,941
Decrease (increase) in unbilled services	226	(18,933)
Decrease (increase) in current income tax receivable, net	12,167	(4,247)
Decrease in other assets	921	717
(Decrease) increase in accounts payable and accrued liabilities	(2,638)	516
Decrease in accrued payroll and related benefits	(28,058)	(9,122)
(Decrease) increase in deferred revenues	(11,271)	4,700

Net cash provided by operating activities	28,522	32,050

Cash flows from investing activities:
Purchases of property and equipment, net	(11,760)	(6,193)
Net investment in life insurance policies	(264)	(618)
Purchases of businesses	(33,136)	(23,881)

Net cash used in investing activities	(45,160)	(30,692)

Cash flows from financing activities:
Proceeds from exercise of stock options	29	219
Shares redeemed for employee tax withholdings	(3,825)	(2,531)
Tax benefit from share-based compensation	1,253	200
Proceeds from borrowings under credit facility	138,500	168,500
Repayments on credit facility	(118,500)	(171,500)
Payments of capital lease obligations	(6)	(45)

Net cash provided by financing activities	17,451	(5,157)

Effect of exchange rate changes on cash	(121)	710

Net decrease in cash and cash equivalents	692	(3,089)
Cash and cash equivalents at beginning of the period (1)	5,080	6,347

Cash and cash equivalents at end of the period	$5,772	$3,258

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of common stock in connection with settlement of class action lawsuit	$—	$13,648

(1)	Cash and cash equivalents presented herein includes $0.1 million of cash and cash equivalents classified as discontinued operations as of December 31, 2010.

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

The accompanying unaudited Consolidated Financial Statements reflect the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2012 and 2011. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

As a result of these actions, the operating results of AA, D&I, Utilities and Japan are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform to this presentation in accordance with FASB ASC Topic 205, “Presentation of Financial Statements,” to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 aggregate amounts associated with the discontinued operations as described above. Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$293	$6,307	$683	$12,716

Income from discontinued operations before income tax expense	$334	$532	$758	$1,413

Net income from discontinued operations	$202	$305	$471	$887

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 are presented in the following table.

	June 30, 2012	December 31, 2011
Assets
Receivables from clients, net	$435	$3,301
Other current assets	—	44

Total current assets	435	3,345

Total assets	$435	$3,345

Liabilities
Accrued payroll and related benefits	$—	$585
Accounts payable, accrued expenses and other liabilities	103	180

Total current liabilities	103	765
Other non-current liabilities	—	49

Total liabilities	$103	$814

5.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2012.

	Health and Education Consulting	Legal Consulting	Financial Consulting	Total
Balance as of December 31, 2011:
Goodwill	$450,828	$33,180	$158,077	$642,085
Accumulated impairment	—	—	(129,900)	(129,900)

Goodwill, net as of December 31, 2011	450,828	33,180	28,177	512,185

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

	Health and Education Consulting	Legal Consulting	Financial Consulting	Total
Goodwill recorded in connection with business combinations	(364)	903	—	539
Foreign currency translation	—	106	—	106
Goodwill reallocation	(1,000)	—	1,000	—

Goodwill, net as of June 30, 2012	$449,464	$34,189	$29,177	$512,830

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

Intangible assets as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$17,818	$8,089	$17,367	$6,950
Non-competition agreements	6,766	5,069	6,693	4,442
Trade names	—	—	247	192
Technology and software	11,949	9,202	11,949	7,805

Total	$36,533	$22,360	$36,256	$19,389

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

Intangible assets amortization expense was $1.6 million and $3.2 million for the three and six months ended June 30, 2012, respectively. Intangible assets amortization expense was $2.1 million and $4.3 million for the three and six months ended June 30, 2011, respectively. Estimated annual intangible assets amortization expense is $5.5 million for 2012, $3.4 million for 2013, $2.7 million for 2014, $1.8 million for 2015, $0.9 million for 2016 and $0.8 million for 2017. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income from continuing operations	$6,305	$9,164	$6,892	$12,638
Income (loss) from discontinued operations, net of tax	202	305	471	887

Net income	$6,507	$9,469	$7,363	$13,525

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding – basic	21,918	21,190	21,847	21,058
Weighted average common stock equivalents	330	286	359	258

Weighted average common shares outstanding – diluted	22,248	21,476	22,206	21,316

Net earnings per basic share:
Income from continuing operations	$0.29	$0.43	$0.32	$0.60
Income from discontinued operations, net of tax	0.01	0.02	0.02	0.04

Net income	$0.30	$0.45	$0.34	$0.64

Net earnings per diluted share:
Income from continuing operations	$0.28	$0.43	$0.31	$0.59
Income from discontinued operations, net of tax	0.01	0.01	0.02	0.04

Net income	$0.29	$0.44	$0.33	$0.63

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. The weighted average common stock equivalents presented above do not include the effect of approximately 85,300 and 298,500 common stock equivalents for the three months ended June 30, 2012 and 2011, respectively, and approximately 85,300 and 322,900 common stock equivalents for the six months ended June 30, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

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

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At June 30, 2012, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.27 to 1.00, a leverage ratio of 2.32 to 1.00, and net worth greater than $150 million. Furthermore, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants at future covenant measurement dates. At December 31, 2011, we were also in compliance with our financial debt covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At June 30, 2012, outstanding letters of credit totaled $3.9 million and are primarily used as security deposits for our office facilities. As of June 30, 2012, the borrowing capacity under the 2011 Credit Agreement was $112.6 million. Borrowings outstanding under this credit facility at June 30, 2012 totaled $213.5 million. These borrowings carried a weighted average interest rate of 3.3%, including the effect of the interest rate swaps described below in Note 9 “Derivative Instrument and Hedging Activity.” All of the borrowings outstanding under the 2011 Credit Agreement are classified as long-term on our Consolidated Balance Sheets as the principal under the Revolver is not due until 2016 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2011 were $193.5 million and carried a weighted average interest rate of 3.3%.

8.	Restructuring Charges

During the second quarter of 2012, we incurred a $0.2 million pre-tax restructuring charge primarily consisting of accelerated depreciation on leasehold improvements at our New York office location, which we plan to relocate during the fourth quarter of 2012, partially offset by the net favorable impact of updated assumptions for lease accruals related to previously vacated office spaces. During the first quarter of 2012, we incurred an $0.8 million pre-tax restructuring charge primarily related to the accelerated depreciation on leasehold improvements at our New York office. We expect the remaining accelerated depreciation charge in 2012 related to our New York office to be $0.8 million. We also expect to incur additional charges in 2012 upon exiting our New York office space, for which we have a lease agreement that expires in 2016, and upon Consolidating office space in Washington, D.C. related to our acquisition of AdamsGrayson. We estimate the expense associated with these offices to be approximately $3 million in 2012; however, the actual expense could vary significantly depending on factors such as the office rental markets in New York City and Washington, D.C. at the time we exit.

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

As of June 30, 2012, our restructuring charge liability is $1.3 million, and primarily consists of the present value of remaining lease payments, net of estimated sublease income, for our vacated office space in San Francisco, Boston and Chicago. The restructuring charge liability is included as a component of Accrued expenses and Deferred compensation and other liabilities.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

9.	Derivative Instrument and Hedging Activity

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $100.0 million of the total variable-rate borrowings outstanding described above in Note 7 “Borrowings.” Under the terms of the interest rate swap agreement, we received from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 1.715%. This swap effectively converted $100.0 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2009 and through February 23, 2012.

On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective on February 29, 2012 and ending on April 14, 2016. We entered into this derivative instrument to continue hedging against the interest rate risks of our variable-rate borrowings described above. The swap had an initial notional amount of $56.6 million and amortizes throughout the term, which effectively fixes the interest rate on 30% of our Term Loan. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.9875%.

On May 30, 2012, we entered into an additional forward amortizing interest rate swap agreement effective on May 31, 2012 and ending on April 14, 2016. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $37.0 million and amortizes throughout the term, which effectively fixes the interest rate on an incremental 20% of our Term Loan. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.70%.

FASB ASC Topic 815, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of June 30, 2012, it was anticipated that all $0.5 million of the net losses, net of tax, currently recorded in OCI will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three and six months ended June 30, 2012.

The tables below set forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011.

	Fair Value (Derivative Liability)
Balance Sheet Location	June 30, 2012	December 31, 2011
Accrued expenses	$467	$216
Deferred compensation and other liabilities	$318	$250

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net unrealized losses on cash flow hedges, net of tax, beginning of period	$(226)	$(740)	$(275)	$(872)
Change in fair value, net of tax	$(360)	$(204)	$(565)	$(436)
Reclassification adjustments into earnings, net of tax	$119	$379	$373	$743

Net unrealized losses on cash flow hedges, net of tax, end of period	$(467)	$(565)	$(467)	$(565)

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

We do not use derivative instruments for trading or other speculative purposes, and we did not have any other derivative instruments or hedging activities as of June 30, 2012.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012
Asset:
Promissory note	$—	$—	$2,774	$2,774

Liability:
Interest rate swaps	$—	$785	$—	$785

December 31, 2011
Asset:
Promissory note	$—	$—	$2,680	$2,680

Liability:
Interest rate swaps	$—	$466	$—	$466

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

The fair value of the interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

11.	Comprehensive Income

The table below sets forth the components of comprehensive income for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Net income			$6,507			$9,469
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(446)	$69	(377)	$289	$2	291
Unrealized (loss) gain on cash flow hedging instrument	(401)	160	(241)	292	(117)	175

Other comprehensive (loss) income	$(847)	$229	(618)	$581	$(115)	466

Comprehensive income			$5,889			$9,935

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Net income			$7,363			$13,525
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(93)	$(45)	(138)	$660	$(57)	603
Unrealized (loss) gain on cash flow hedging instrument	(320)	128	(192)	511	(204)	307

Other comprehensive (loss) income	$(413)	$83	(330)	$1,171	$(261)	910

Comprehensive income			$7,033			$14,435

12.	Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2012 and 2011 were 49.7% and 51.0%, respectively. The Company’s effective tax rates for the six months ended June 30, 2012 and 2011 were 52.9% and 51.5%, respectively. The effective rates for both periods in 2012 and 2011 were higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible expenses.

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

A class action suit and state and federal derivative suits were filed in connection with the restatement. The class action suit has been settled. In connection with the class action settlement, plaintiffs received total consideration of approximately $39.6 million, comprised of $27.0 million in cash which was funded in its entirety by our insurers and the issuance by the Company of 474,547 shares of our common stock with a fair value of $13.7 million on June 6, 2011, the date of issuance. The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million cash payment. The settlement contained no admission of wrongdoing. All the derivative suits have now been dismissed with prejudice, and the plaintiffs’ times to appeal have expired.

On July 19, 2012, the Company announced that it had reached a final settlement with the SEC (the “Company SEC Settlement”) resolving the previously disclosed investigation by the SEC of matters related to the restatement. In an administrative proceeding, the SEC found that the Company had violated the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934, as amended, during the restatement period and ordered the Company to cease and desist from committing or causing any violations and any future violations of such SEC rules. The Company agreed to the settlement without admitting or denying any of the SEC’s factual findings. The SEC also imposed a monetary penalty of $1 million on the Company. In the fourth quarter of 2011, we had established a reserve in that amount with respect to this matter.

In connection with the Company SEC Settlement, the SEC considered remedial acts promptly undertaken by the Company and the Company’s cooperation with the SEC staff during the course of the investigation. Among other things, the Company self-investigated and self-reported the accounting errors, selected new management, and implemented various additional controls designed to prevent similar errors going forward.

As previously disclosed, certain of our former employees received “Wells notices” from the SEC staff in connection with the matters underlying the restatement. Wells notices typically indicate that the staff is considering recommending that the SEC bring a civil enforcement action. We are obligated to indemnify these former employees for their defense costs in connection with responding to the Wells notices, any settlement discussions and the defense of civil enforcement actions, if any, brought by the SEC against them, subject to certain limitations. In the same administrative proceeding as the Company SEC Settlement, the SEC also reached settlements with two of these former employees. While the Company is obligated to indemnify these employees for their defense costs, the Company is not obligated to reimburse them for the monetary penalties imposed on them by the SEC in connection with the settlements. Following the settlements reached with these two employees, we do not expect to incur additional material indemnity costs for former employees. As previously disclosed, shortly after the filing of our restated financial statements in 2009 the United States Attorney’s office (“USAO”) contacted our counsel and made a telephonic request for copies of certain documents that we previously had provided to the SEC, which we then voluntarily provided to the USAO. We have received no further communications from the USAO since then.

As a result of the final payment by the insurance carriers in connection with the class action settlement, we will not receive any further contributions from our insurance carriers for the reimbursement of any amounts with respect to the Company SEC Settlement (including legal fees or monetary penalties) or the Company’s indemnification obligations to its former employees. For the three and six months ended June 30, 2012, expenses incurred in connection with the restatement totaled $0.2 million and $1.7 million, respectively. For the three and six months ended June 30, 2011, expenses incurred in connection with the restatement totaled $1.8 million and $3.0 million, respectively. In both the 2012 and 2011 periods, restatement related expenses were primarily comprised of legal fees and indemnification obligations for legal fees. All legal fees are expensed as incurred.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and is also seeking to recover an unspecified amount of civil penalties. On June 18, 2012, Huron filed a Summary Judgment motion for dismissal of the action in its entirety which is currently pending. We have conducted preliminary settlement discussions with the relator, and as a result we recorded a charge of $1.2 million in the second quarter of 2012, in accordance with FASB ASC Topic 450 “Contingencies.” No trial date has been set. We believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

Guarantees

Guarantees in the form of letters of credit totaling $3.9 million and $4.0 million were outstanding at June 30, 2012 and December 31, 2011, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

In connection with certain business acquisitions, we were required to pay additional purchase consideration to the sellers if specific performance targets and conditions were met over a number of years as specified in the related purchase agreements. These amounts were calculated and payable at the end of each year based on full year financial results. Additional purchase consideration earned by certain sellers totaled $32.2 million for the year ended December 31, 2011. As of June 30, 2012, we have no further obligations under these arrangements.

To the extent permitted by law, our bylaws and articles of incorporation require that we indemnify our officers and directors against judgments, fines and amounts paid in settlement, including attorneys’ fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to us if such person acted in good faith. Although there is no limit on the amount of indemnification, we may have recourse against our insurance carrier for certain payments made. However, we will not receive any further contributions from our insurance carriers with respect to the remaining restatement matters.

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

•

Health and Education Consulting. Our Health and Education Consulting segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges,

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions and software to help clients address challenges relating to financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, turnarounds, merger or affiliation strategies, labor productivity, non-labor cost management, information technology, patient flow improvement, physician practice management, interim management, clinical quality and care variation, and governance and board development.

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

The table below sets forth information about our operating segments for the three and six months ended June 30, 2012 and 2011, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Health and Education Consulting:
Revenues	$94,481	$104,100	$185,886	$193,758
Operating income	$28,515	$36,863	$50,012	$62,754
Segment operating income as a percent of segment revenues	30.2%	35.4%	26.9%	32.4%

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Legal Consulting:
Revenues	$45,907	$39,972	$87,290	$77,289
Operating income	$12,499	$9,629	$22,010	$19,224
Segment operating income as a percent of segment revenues	27.2%	24.1%	25.2%	24.9%
Financial Consulting:
Revenues (1)	$4,283	$8,998	$10,132	$18,644
Operating (loss) income	$(337)	$2,768	$(104)	$5,738
Segment operating (loss) income as a percent of segment revenues	(7.9%)	30.8%	(1.0%)	30.8%
Total Company:
Revenues	$144,671	$153,070	$283,308	$289,691
Reimbursable expenses	14,554	13,216	28,350	25,140

Total revenues and reimbursable expenses	$159,225	$166,286	$311,658	$314,831

Statements of Earnings reconciliation:
Segment operating income	$40,677	$49,260	$71,918	$87,716
Charges not allocated at the segment level:
Other selling, general and administrative expenses	21,923	22,625	44,874	46,020
Depreciation and amortization expense	4,053	4,336	8,706	8,582
Other expense, net	2,178	3,600	3,711	7,068

Income from continuing operations before income tax expense	$12,523	$18,699	$14,627	$26,046

(1)	Financial Consulting segment revenues above include amounts related to our healthcare valuation consulting practice of $0.6 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively, and $1.9 million and $3.1 million for the six months ended June 30, 2012 and 2011, respectively.

Financial Consulting segment leadership is currently executing several initiatives to improve the segment’s financial performance and broaden the segment’s service offerings. We believe that the services provided by the Financial Consulting segment remain relevant in the marketplace and expect performance to improve significantly during the second half of 2012 and into 2013. In the event that the segment’s performance does not improve in line with our expectations during this timeframe, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test during the fourth quarter, and could be required to take an impairment charge as a result of any such test.

At June 30, 2012, one client in our Legal Consulting segment accounted for 14.3% of the Company’s combined receivables and unbilled services balances. At December 31, 2011, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. Furthermore, the same client in our Legal Consulting segment generated 11.8% and 10.6% of our consolidated revenues during the three and six months ended June 30, 2012, respectively.

15.	Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date and up to the time of the filing of this Quarterly Report on Form 10-Q.

Effective July 2, 2012, the Company completed its acquisition of the assets of AdamsGrayson Corporation (“AdamsGrayson”), a managed review and legal staffing firm based in Washington, D.C. Under the terms of the Asset Purchase Agreement (the “Agreement”), the Company acquired substantially all of the assets and assumed certain liabilities of AdamsGrayson in exchange for an initial cash payment of $21.5 million and deferred payments of $10.0 million to be paid in equal installments of $5.0 million on the first and second anniversaries of the closing date.

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

Our Health and Education Consulting segment provides consulting services to hospitals, health systems, physicians, managed care organizations, academic medical centers, colleges, universities, and pharmaceutical and medical device manufacturers. This segment’s professionals develop and implement solutions and software to help clients address challenges relating to financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. This segment also provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, turnarounds, merger or affiliation strategies, labor productivity, non-labor cost management, information technology, patient flow improvement, physician practice management, interim management, clinical quality and care variation, and governance and board development.

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

Our Financial Consulting segment provides financial advisory, interim management and operational consulting services to companies including companies in transition, creditor constituencies, and other stakeholders in connection with out-of-court restructurings and bankruptcy proceedings. For companies in financial distress, we work with management to assess the viability of their business, to develop and implement a turnaround plan to improve cash flow, and to implement a debt-restructuring plan to improve the balance sheet. In some instances, we serve in interim management roles. When out-of-court solutions are not achievable, we assist clients in preparing for Chapter 11 bankruptcy filings and with all aspects of the bankruptcy process by gathering, analyzing, and presenting financial and business information needed to achieve successful reorganizations. We also provide claims management services to help companies process and analyze complex and voluminous claims filed in bankruptcies and related litigation matters. We have an array of services that are flexible and responsive to event-and transaction-based needs across industries. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, MBAs, JDs and chartered financial analysts as well as former chief restructuring officers, chief executive officers, chief financial officers and board of directors members.

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 49.6% and 42.1% of our revenues in the second quarter of 2012 and 2011, respectively. Time-and-expense engagements represented 48.2% and 43.5% of our revenues in the first half of 2012 and 2011, respectively.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. For the quarters ended June 30, 2012 and 2011, fixed-fee engagements represented approximately 37.0% and 33.0%, respectively, of our revenues. For the six months ended June 30, 2012 and 2011, fixed-fee engagements represented approximately 37.7% and 37.3%, respectively, of our revenues.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 9.6% and 22.3% of our revenues in the second quarter of 2012 and 2011, respectively. Performance-based fee revenues represented 10.4% and 16.6% of our revenues in the first half of 2012 and 2011, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achievement of the performance-based criteria.

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35. Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.8% and 2.6% of our revenues in the second quarters of 2012 and 2011, respectively. Support and maintenance revenues represented 3.7% and 2.6% of our revenues in the first half of 2012 and 2011, respectively.

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

To expand our business, we will remain focused on growing our existing relationships and developing new relationships, execute our managing director compensation plan to attract and retain senior practitioners, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and acquire complementary businesses. We will regularly evaluate the performance of our practices to ensure our investments meet these objectives. Furthermore, we intend to enhance our visibility in the marketplace by refining our overarching messaging and value propositions for the organization as well as each practice. The launch of our Huron Legal, Huron Healthcare, Huron Education and Huron Life Sciences brand identities during 2011 was a major step in clearly articulating the benefits we offer our clients. We will continue to focus on reaching our client base through clear, concise, endorsed messages.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies during the first half of 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Health and Education Consulting (1)	$94,481	$104,100	$185,886	$193,758
Legal Consulting	45,907	39,972	87,290	77,289
Financial Consulting (1)	4,283	8,998	10,132	18,644

Total revenues	144,671	153,070	283,308	289,691
Total reimbursable expenses	14,554	13,216	28,350	25,140

Total revenues and reimbursable expenses	$159,225	$166,286	$311,658	$314,831

Operating income (loss):
Health and Education Consulting (1)	$28,515	$36,863	$50,012	$62,754
Legal Consulting	12,499	9,629	22,010	19,224
Financial Consulting (1)	(337)	2,768	(104)	5,738

Total segment operating income	40,677	49,260	71,918	87,716
Operating expenses not allocated to segments	25,976	26,961	53,580	54,602

Total operating income	$14,701	$22,299	$18,338	$33,114

Other Operating Data:
Number of full-time billable consultants (at period end) (2):
Health and Education Consulting (1)	1,139	962	1,139	962
Legal Consulting	129	115	129	115
Financial Consulting (1)	69	75	69	75

Total	1,337	1,152	1,337	1,152
Average number of full-time billable consultants (for the period) (2):
Health and Education Consulting (1)	1,110	951	1,090	934
Legal Consulting	123	123	120	120
Financial Consulting (1)	69	75	69	75

Total	1,302	1,149	1,279	1,129
Full-time billable consultant utilization rate (3):
Health and Education Consulting (1)	76.6%	73.6%	78.0%	77.3%
Legal Consulting	68.7%	54.9%	69.7%	55.4%
Financial Consulting (1)	49.3%	76.3%	54.5%	75.6%
Total	74.5%	71.9%	76.0%	75.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other Operating Data (Continued):
Full-time billable consultant average billing rate per hour (4):
Health and Education Consulting (1)	$205	$269	$202	$241
Legal Consulting	$239	$231	$237	$233
Financial Consulting (1)	$275	$315	$275	$328
Total	$210	$270	$208	$246
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting (1)	$74	$97	$148	$181
Legal Consulting	$78	$55	$157	$110
Financial Consulting (1)	$61	$115	$140	$242
Total	$73	$94	$149	$177
Average number of full-time equivalents (for the period) (5):
Health and Education Consulting (1)	142	144	142	147
Legal Consulting	954	973	926	919
Financial Consulting (1)	1	3	2	2

Total	1,097	1,120	1,070	1,068
Revenue per full-time equivalents (in thousands):
Health and Education Consulting (1)	$91	$82	$173	$168
Legal Consulting	$38	$34	$74	$70
Financial Consulting (1)	$41	$134	$208	$257
Total	$45	$41	$87	$84

(1)	Reflects the reclassification of our healthcare valuation consulting practice from our Health and Education Consulting segment to our Financial Consulting segment in conjunction with an internal reorganization during the first quarter of 2012. Financial Consulting segment revenues for the three months ended June 30, 2012 and 2011 include $0.6 million and $1.8 million, respectively, related to our healthcare valuation consulting practice. Financial Consulting segment revenues for the six months ended June 30, 2012 and 2011 include $1.9 million and $3.1 million, respectively, related to our healthcare valuation consulting practice.
(2)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(3)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(4)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(5)	Consists of consultants who work variable schedules as needed by our clients, as well as contract reviewers and other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

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

The reconciliations of these non-GAAP financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$144,671	$153,070	$283,308	$289,691

Net income from continuing operations	$6,305	$9,164	$6,892	$12,638
Add back:
Income tax expense	6,218	9,535	7,735	13,408
Interest and other expenses	2,178	3,600	3,711	7,068
Depreciation and amortization	5,195	5,705	10,990	11,384

Earnings before interest, taxes, depreciation and amortization (EBITDA)	19,896	28,004	29,328	44,498
Add back:
Restatement related expenses	212	1,785	1,717	3,025
Restructuring charges	229	461	1,059	985
Litigation settlements, net	1,150	508	1,150	1,096

Adjusted EBITDA	$21,487	$30,758	$33,254	$49,604

Adjusted EBITDA as a percentage of revenues	14.9%	20.1%	11.7%	17.1%

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income from continuing operations	$6,305	$9,164	$6,892	$12,638

Weighted average shares-diluted	22,248	21,476	22,206	21,316
Diluted earnings per share from continuing operations	$0.28	$0.43	$0.31	$0.59

Add back:
Amortization of intangible assets	1,607	2,067	3,226	4,284
Restatement related expenses	212	1,785	1,717	3,025
Restructuring charges	229	461	1,059	985
Litigation settlements, net	1,150	508	1,150	1,096
Tax effect	(1,279)	(1,928)	(2,861)	(3,756)

Total adjustments, net of tax	1,919	2,893	4,291	5,634

Adjusted net income from continuing operations	$8,224	$12,057	$11,183	$18,272

Adjusted diluted earnings per share from continuing operations	$0.37	$0.56	$0.50	$0.86

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

Litigation settlement expense: We have excluded the one-time effects of litigation settlement expenses because they are infrequent events and their exclusion permits comparability with periods that were not impacted by these charges.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Revenues decreased $8.4 million, or 5.5%, to $144.7 million for the second quarter of 2012 from $153.1 million for the second quarter of 2011.

The overall decrease was attributable to a $12.3 million decrease in revenue from our full-time billable consultants, partially offset by a $3.9 million increase in revenue attributable to our full-time equivalents. The decrease in full-time billable consultant revenues was driven by a decrease in our average billing rate, partially offset by increases in the number of full-time billable consultants and our consultant utilization rate. The overall decrease in average billing rate was primarily attributable to our Health and Education Consulting segment. The average billing rate for this segment was negatively impacted by the timing of achievement of performance-based criteria in performance-based fee arrangements. We expect the average billing rate for this segment to increase during the second half of 2012. The increase in full-time equivalent revenue was primarily attributable to an increase in the average revenue per full-time equivalent, partially offset by a slight decrease in the average number of full-time equivalents. Revenue attributable to full-time equivalents primarily reflected an increase in demand for our document review and electronic data discovery services in the Legal Consulting segment.

Total Direct Costs

Our total direct costs increased $0.5 million, or 0.5%, to $93.0 million in the three months ended June 30, 2012 from $92.5 million in the three months ended June 30, 2011. The increase was primarily related to a $3.4 million increase in salaries, bonuses and related expense for our revenue-generating professionals and a $0.3 million increase in rent expense at our document review locations, partially offset by a $3.1 million decrease in contractor expense.

Total direct costs for the three months ended June 30, 2012 included $2.7 million of share-based compensation expense and $1.1 million of intangible asset amortization expense, primarily representing customer-related assets and software. Total direct costs for the three months ended June 30, 2011 included $3.4 million of share-based compensation expense and $1.4 million of intangible asset amortization expense.

Operating Expenses

Selling, general and administrative expenses increased $0.2 million, or 0.6%, to $31.3 million in the second quarter of 2012 from $31.1 million in the second quarter of 2011. This increase was primarily related to a $0.9 million increase in legal expense, a $0.5 million increase in professional services expense and a $0.5 million increase in salaries, bonuses and related expense for our non-revenue-generating professionals. These increases were partially offset by a $1.0 million decrease in practice administration and meeting expense, a $0.4 million decrease in promotion and sponsorship expense and a general decrease in other business expenses.

In the second quarter of 2012, we recorded $0.2 million of restructuring expense, primarily consisting of accelerated depreciation on leasehold improvements at our New York office location, which we plan to relocate during the fourth quarter of 2012, partially offset by the net favorable impact of updated assumptions for lease accruals related to previously vacated office spaces. We expect the remaining accelerated depreciation charge in 2012 related to our New York office to be $0.8 million. We also expect to incur additional charges in 2012 upon exiting our New York office space, for which we have a lease agreement that expires in 2016, and upon consolidating office space in Washington, D.C. related to our acquisition of AdamsGrayson. We estimate the expense associated with these offices to be approximately $3 million in 2012; however, the actual expense could vary significantly depending on factors such as the office rental markets in New York City and Washington, D.C. at the time we exit. See Note 8 “Restructuring Charges” for further discussion of restructuring expense. Restructuring expense was $0.5 million in the second quarter of 2011.

Expenses incurred in connection with our 2009 restatement decreased by $1.6 million to $0.2 million in the second quarter of 2012 from $1.8 million in the second quarter of 2011. These expenses primarily consisted of legal fees in both periods. For additional information about the restatement, see “Legal Proceedings” and Note 13 “Commitments, Contingencies and Guarantees.”

Litigation settlement expense was $1.2 million for the second quarter of 2012. Related to the qui tam action discussed in “Legal Proceedings” and in Note 13 “Commitments, Contingencies and Guarantees,” we conducted preliminary settlement discussions with the relator, and as a result we recorded a charge of $1.2 million in the second quarter of 2012, in accordance with FASB ASC Topic 450 “Contingencies.”

Depreciation and amortization expense decreased by $0.2 million to $4.1 million in the three months ended June 30, 2012 from $4.3 million in the three months ended June 30, 2011. Non-direct intangible asset amortization relates to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

Operating Income

Operating income decreased $7.6 million, or 34%, to $14.7 million in the second quarter of 2012 from $22.3 million in the second quarter of 2011. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 10.2% in the three months ended June 30, 2012 compared to 14.6% in the three months ended June 30, 2011. This decrease is primarily attributable to an increase in salaries, bonuses and related expense for both our revenue-generating professionals and our support personnel as a percentage of revenues, partially offset by a decrease in contractor expense as a percentage of revenues.

Other Expense, Net

Other expense decreased by $1.4 million to $2.2 million in the second quarter of 2012 from $3.6 million in the second quarter of 2011. This decrease in expense was primarily attributable to a $1.5 million, or 43%, decrease in interest expense. The decrease in interest expense was driven by lower borrowing levels and a decrease in our effective interest rate. The second quarter of 2011 also included a $0.5 million write-off of debt issue costs related to the refinancing of our credit facility during that quarter.

Income Tax Expense

For the second quarter of 2012, we recognized income tax expense from continuing operations of $6.2 million on income from continuing operations of $12.5 million. For the second quarter of 2011, we recognized income tax expense from continuing operations of $9.5 million on income from continuing operations of $18.7 million. Our effective income tax rate decreased to 49.7% in the second quarter of 2012 from 51.0% in the second quarter of 2011. The effective rates for both periods were higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible expenses.

Net Income from Continuing Operations

Net income from continuing operations was $6.3 million for the three months ended June 30, 2012 compared to net income from continuing operations of $9.2 million for the same period last year. The decrease in net income from continuing operations was primarily due to the decrease in operating income, as discussed above, partially offset by decreases in other expense, net and income tax expense. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the second quarter of 2012 was $0.28 compared to diluted earnings per share from continuing operations of $0.43 for the second quarter of 2011.

Discontinued Operations

Net income from discontinued operations was $0.2 million in the second quarter of 2012, compared to net income from discontinued operations of $0.3 million in the second quarter of 2011. See Note 4 “Discontinued Operations” of this Quarterly Report for further information about our discontinued operations.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues decreased $9.6 million, or 9.2%, to $94.5 million for the second quarter of 2012 from $104.1 million for the second quarter of 2011. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements and software support and maintenance arrangements represented 25.6%, 53.9%, 14.6% and 5.9% of this segment’s revenues during the three months ended June 30, 2012, respectively, compared to 19.5%, 44.5%, 32.2% and 3.8%, respectively, for the comparable period in 2011.

Of the overall $9.6 million decrease in revenues, $10.8 million was attributable to our full-time billable consultants, partially offset by an increase of $1.2 million related to our full-time equivalents. The overall decrease in revenues reflected a decrease in average billing rate, partially offset by an increase in the number of full-time billable consultants and consultant utilization rate. The average billing rate for this segment was negatively impacted by the timing of achievement of performance-based criteria in performance-based fee arrangements. We expect the average billing rate for this segment to increase during the second half of 2012. Performance-based revenues decreased $19.7 million to $13.8 million during the second quarter of 2012 from $33.5 million during the second quarter of 2011. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achievement of the performance-based criteria.

Operating Income

Health and Education Consulting segment operating income decreased $8.4 million, or 22.8%, to $28.5 million in the three months ended June 30, 2012 from $36.9 million in the three months ended June 30, 2011. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 30.2% for the second quarter of 2012 from 35.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries, bonus and related expense for both our revenue-generating professionals and our support personnel as a percentage of revenues, partially offset by decreases in contractor and technology expenses as a percentage of revenues.

Legal Consulting

Revenues

Legal Consulting segment revenues increased $5.9 million, or 14.8%, to $45.9 million for the second quarter of 2012 from $40.0 million for the second quarter of 2011. Revenues from time-and-expense engagements and fixed-fee engagements represented 96.0% and 4.0%, respectively, of this segment’s revenues during the three months ended June 30, 2012 compared to 94.7% and 5.3%, respectively, for the comparable period in 2011.

Of the overall $5.9 million increase in revenues, $2.8 million was generated by our full-time billable consultants and $3.1 million was generated by our full-time equivalents. The increase in revenues reflected both an increase in demand for our advisory services as well as an increase in demand for our document review and electronic data discovery services. The increase in full-time billable consultant revenue reflected both higher consultant utilization and an increased average billing rate. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average revenue per full-time equivalent, partially offset by a decrease in the average number of full-time equivalents.

Operating Income

Legal Consulting segment operating income increased by $2.9 million, or 30.2%, to $12.5 million in the three months ended June 30, 2012 from $9.6 million in the three months ended June 30, 2011. Segment operating margin increased to 27.2% for the second quarter of 2012 from 24.1% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in contractor expense, partially offset by higher salaries, bonuses and related expense for both our revenue-generating professionals and our support personnel and technology expense as a percentage of segment revenues.

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $4.7 million, or 52.2%, to $4.3 million for the second quarter of 2012 from $9.0 million for the second quarter of 2011. Revenues from time-and-expense engagements and fixed-fee engagements represented 81.8% and 18.2%, respectively, of this segment’s revenues during the second quarter of 2012. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based arrangements represented 70.2%, 23.5% and 6.3%, respectively, for the comparable period in 2011.

Of the overall $4.7 million decrease in revenues, $4.3 million was attributable to a decrease in revenues from our full-time billable consultants and $0.4 million was attributable to our full-time equivalents. The overall decrease in revenues reflects lower consultant utilization and average billing rates during the quarter, primarily as the result of lower demand for our restructuring and turnaround services.

Operating Income

Financial Consulting segment operating income decreased by $3.1 million to a loss of $0.3 million in the three months ended June 30, 2012 compared to income of $2.8 million in the three months ended June 30, 2011. Segment operating margin decreased to a negative 7.9% for the second quarter of 2012 from a positive 30.8% in the same period last year. This segment’s operating margin decreased primarily due to increased salaries and related expenses for our revenue-generating professionals as a percentage of revenues.

Financial Consulting segment leadership is currently executing several initiatives to improve the segment’s financial performance and broaden the segment’s service offerings. We believe that the services provided by the Financial Consulting segment remain relevant in the marketplace and expect performance to improve significantly during the second half of 2012 and into 2013. In the event that the segment’s performance does not improve in line with our expectations during this timeframe, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test during the fourth quarter, and could be required to take an impairment charge as a result of any such test.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Revenues decreased $6.4 million, or 2.2%, to $283.3 million for the first half of 2012 from $289.7 million for the first half of 2011.

The overall decrease was attributable to a $10.5 million decrease in revenue from our full-time billable consultants, partially offset by a $4.1 million increase in revenue from our full-time equivalents. The decrease in full-time billable consultant revenues was driven by a decrease in our average billing rate, partially offset by increases in the number of full-time billable consultants and our consultant utilization rate. The overall decrease in average billing rate was primarily attributable to our Health and Education Consulting segment. The average billing rate for this segment was negatively impacted by the timing of achievement of performance-based criteria in performance-based fee arrangements. We expect the average billing rate for this segment to increase during the second half of 2012. The increase in full-time equivalent revenue was primarily attributable to an increase in average revenue per full-time equivalent. Revenue attributable to full-time equivalents reflected an increase in demand for our document review and electronic data discovery services in the Legal Consulting segment, partially offset by decreased use of contractors in our Health and Education Consulting and Financial Consulting segments.

Total Direct Costs

Our total direct costs increased $8.9 million, or 4.9%, to $190.9 million in the six months ended June 30, 2012 from $182.0 million for the comparable period in 2011. The increase was primarily related to a $13.1 million increase in salaries, bonuses and related expense for our revenue-generating professionals, mostly due to a 13.3% increase in average full-time billable consultants during the period, a $1.4 million increase in technology expense and an $0.8 million increase in rent expense for our document review locations. These increases were partially offset by a $5.8 million decrease in contractor expense and a $0.5 million decrease in direct intangible asset amortization.

Total direct costs for the six months ended June 30, 2012 included $6.5 million of share-based compensation expense and $2.3 million of intangible asset amortization expense, primarily representing customer-related assets and software. Total direct costs for the six months ended June 30, 2011 included $7.0 million of share-based compensation expense and $2.8 million of intangible asset amortization expense.

Operating Expenses

Selling, general and administrative expenses increased $0.7 million, or 1.2%, to $61.3 million in the first half of 2012 from $60.6 million in the first half of 2011. This increase was primarily related to a $1.3 million increase in legal expense, an $0.8 million increase in training expense and a $0.7 million increase in salaries, bonus and related expense for our non-revenue-generating professionals. These increases were partially offset by a $0.9 million decrease in promotion and sponsorship expenses, a $0.6 million decrease in practice administration and meeting expenses and a $0.5 million decrease in facilities expense.

In the first half of 2012, we recorded $1.1 million in restructuring expense, primarily consisting of accelerated depreciation on leasehold improvements at our New York office location, which we plan to relocate during the fourth quarter of 2012, partially offset by the net favorable impact of updated assumptions for lease accruals related to previously vacated office spaces. We expect the remaining accelerated depreciation charge in 2012 related to our New York office to be $0.8 million. We also expect to incur additional charges in 2012 upon exiting our New York office space, for which we have a lease agreement that expires in 2016, and upon consolidating office space in Washington, D.C. related to our acquisition of AdamsGrayson. We estimate the expense associated with these offices to be approximately $3 million in 2012; however, the actual expense could vary significantly depending on factors such as the office rental markets in New York City and Washington, D.C. at the time we exit. See Note 8 “Restructuring Charges” for further discussion of restructuring expense. Restructuring expense was $1.0 million in the first half of 2011.

Expenses incurred in connection with our 2009 restatement decreased by $1.3 million to $1.7 million in the first half of 2012 from $3.0 million in the first half of 2011. These expenses primarily consist of legal fees in both periods. For additional information about the restatement, see “Legal Proceedings” and Note 13 “Commitments, Contingencies and Guarantees.”

Litigation settlement expense was $1.2 million for the first half of 2012. Related to the qui tam action discussed in “Legal Proceedings” and in Note 13 “Commitments, Contingencies and Guarantees,” we conducted preliminary settlement discussions with the relator, and as a result we recorded a charge of $1.2 million in the second quarter of 2012, in accordance with FASB ASC Topic 450 “Contingencies.”

Depreciation and amortization expense increased by $0.1 million to $8.7 million in the six months ended June 30, 2012 from $8.6 million in the six months ended June 30, 2011. Non-direct intangible asset amortization relates to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

Operating Income

Operating income decreased $14.8 million, or 44.7%, to $18.3 million in the first half of 2012 from $33.1 million in the first half of 2011. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 6.5% in the six months ended June 30, 2012 compared to 11.4% for the comparable period in 2011. This decrease is primarily attributable to the increases of salaries, bonuses and related expense for both our revenue-generating and support personnel, legal expense and technology expense as a percentage of revenues, partially offset by decreases of contractor expense and restatement expense as a percentage of revenues.

Other Expense, Net

Other expense decreased by $3.4 million to $3.7 million in the first half of 2012 from $7.1 million in the first half of 2011. The decrease in expense was primarily attributable to a $3.2 million, or 45%, decrease in interest expense. The decrease in interest expense was the result of lower borrowing levels during the first half of 2012 when compared to the first half of 2011 and a decrease in our effective interest rate. The first half of 2011 also included a $0.5 million write-off of debt issue costs related to the refinancing of our credit facility during that period.

Income Tax Expense

For the first half of 2012, we recognized income tax expense from continuing operations of $7.7 million on income from continuing operations of $14.6 million. For the first half of 2011, we recognized income tax expense from continuing operations of $13.4 million on income from continuing operations of $26.0 million. Our effective income tax rate increased to 52.9% in the first half of 2012 from 51.5% in the first half of 2011. The effective rates for both periods were higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible expenses.

Net Income from Continuing Operations

Net income from continuing operations was $6.9 million for the six months ended June 30, 2012 compared to net income from continuing operations of $12.6 million for the same period last year. The decrease in net income from continuing operations was primarily due to the decrease in operating income, as discussed above, partially offset by decreases in other expense, net and income tax expense. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the first half of 2012 was $0.31 compared to diluted earnings per share from continuing operations of $0.59 for the first half of 2011.

Discontinued Operations

Net income from discontinued operations was $0.5 million in the first half of 2012, compared to net income from discontinued operations of $0.9 million in the first half of 2011. See Note 4 “Discontinued Operations” of this Quarterly Report for further information about our discontinued operations.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues decreased $7.9 million, or 4.1%, to $185.9 million for the first half of 2012 from $193.8 million for the first half of 2011. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements and software support and maintenance arrangements represented 24.3%, 54.2%, 15.8% and 5.7% of this segment’s revenues during the six months ended June 30, 2012, respectively, compared to 21.0%, 50.6%, 24.5% and 3.9%, respectively, for the comparable period in 2011.

Of the overall $7.9 million decrease in revenues, $7.7 million was attributable to our full-time billable consultants and $0.2 million related to our full-time equivalents. The overall decrease in revenues reflected a decrease in average billing rate, partially offset by an increase in the number of full-time billable consultants and consultant utilization rate. The average billing rate for this segment was negatively impacted by the timing of achievement of performance-based criteria in performance-based fee arrangements. We expect the average billing rate for this segment to increase during the second half of 2012. Performance-based revenues decreased $18.0 million to $29.4 million during the first half of 2012 from $47.4 million during the first half of 2011. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achieving the performance-based criteria.

Operating Income

Health and Education Consulting segment operating income decreased $12.8 million, or 20.4%, to $50.0 million in the six months ended June 30, 2012 from $62.8 million in the six months ended June 30, 2011. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 26.9% for the first half of 2012 from 32.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries, bonus and related expense for both our revenue-generating and support personnel as a percentage of revenues, partially offset by a decrease in contractor expense as a percentage of revenues. Average revenue-generating headcount increased 14% in the first half of 2012 compared to the first half of 2011.

Legal Consulting

Revenues

Legal Consulting segment revenues increased $10.0 million, or 12.9%, to $87.3 million for the first half of 2012 from $77.3 million for the first half of 2011. Revenues from time-and-expense engagements and fixed-fee engagements represented 95.8% and 4.2%, respectively, of this segment’s revenues during the six months ended June 30, 2012 compared to 92.5% and 7.5%, respectively, for the comparable period in 2011.

Of the overall $10.0 million increase in revenues, $5.6 million was attributable to our full-time billable consultants and $4.4 million was attributable to our full-time equivalents. The increase in revenues reflected both an increase in demand for our advisory services as well as an increase in demand for our document review and electronic data discovery services. The increase in full-time billable consultant revenue reflected higher consultant utilization and average billing rates, while the number of full-time billable consultants was consistent between periods. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents as well as an increase in average revenue per full-time equivalent.

Operating Income

Legal Consulting segment operating income increased by $2.8 million, or 14.5%, to $22.0 million in the six months ended June 30, 2012 from $19.2 million in the six months ended June 30, 2011. Segment operating margin increased to 25.2% for the first half of 2012 from 24.9% in the same period last year. The increase in this segment’s operating margin was attributable to lower contractor expense, offset by higher salaries, bonuses and related expense for both our revenue-generating and support personnel and technology expense as a percentage of segment revenues.

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $8.5 million, or 45.7%, to $10.1 million for the first half of 2012 from $18.6 million for the first half of 2011. Revenues from time-and-expense engagements and fixed-fee engagements represented 76.4% and 23.6%, respectively, of this segment’s revenues during the first half of 2012. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based arrangements represented 74.8%, 21.9% and 3.3%, respectively, for the comparable period in 2011.

Of the overall $8.5 million decrease in revenues, $8.4 million was attributable to a decrease in revenues from our full-time billable consultants and $0.1 million related to our full-time equivalents. The overall decrease in revenues reflects lower consultant utilization and average billing rates during the first half of 2012 due primarily to lower demand for our restructuring and turnaround consulting services.

Operating Income

Financial Consulting segment operating income decreased by $5.8 million to a loss of $0.1 million in the six months ended June 30, 2012 compared to income of $5.7 million in the six months ended June 30, 2011. Segment operating margin decreased to a negative 1.0% for the first half of 2012 from a positive 30.8% in the same period last year. This segment’s operating margin decreased primarily due to increased salaries and related expense for our revenue-generating professionals as a percentage of revenues.

Financial Consulting segment leadership is currently executing several initiatives to improve the segment’s financial performance and broaden the segment’s service offerings. We believe that the services provided by the Financial Consulting segment remain relevant in the marketplace and expect performance to improve significantly during the second half of 2012 and into 2013. In the event that the segment’s performance does not improve in line with our expectations during this timeframe, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test during the fourth quarter, and could be required to take an impairment charge as a result of any such test.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $0.7 million, from $5.1 million at December 31, 2011 to $5.8 million at June 30, 2012. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Cash flows provided by operating activities totaled $28.5 million for the six months ended June 30, 2012 and $32.1 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses and benefits to employees affect these account balances. The decrease in cash provided by operations in the first half of 2012 compared to the first half of 2011 was primarily attributable to lower net income and an increase in the amount paid for the annual performance bonuses during the first quarter of 2012, partially offset by increased cash collections from customers.

Cash used in investing activities was $45.2 million for the six months ended June 30, 2012 and $30.7 million for the same period in the prior year. The use of cash in both periods primarily consisted of payments for businesses acquired in prior periods totaling $32.2 million and $23.9 million in the first half of 2012 and 2011, respectively. These payments for acquired businesses were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired based on the achievement of financial performance targets as specified in the related purchase agreements. The use of cash in the first half of 2012 and 2011 also included purchases of property and equipment required to meet the ongoing needs relating to the hiring of additional employees and supporting our operations. We estimate that the cash utilized for capital expenditures in 2012 will be approximately $20 million, primarily for information technology related equipment and software and leasehold improvements. We also expect to continue to invest in capital expenditures related to our document review and processing business for information technology related equipment and software.

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

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At June 30, 2012, outstanding letters of credit totaled $3.9 million and are primarily used as security deposits for our office facilities.

As of June 30, 2012, the borrowing capacity under the 2011 Credit Agreement was $112.6 million. During the first half of 2012, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired. During the first half of 2012, the average daily outstanding balance under our credit facility was $212.0 million. Borrowings outstanding under this credit facility at June 30, 2012 totaled $213.5 million, all of which are classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2016 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. These borrowings carried a weighted average interest rate of 3.3% including the effect of the interest rate swaps described below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Borrowings outstanding at December 31, 2011 totaled $193.5 million and carried a weighted average interest rate of 3.3% including the effect of the interest rate swap.

As discussed in Note 7 “Borrowings,” the obligations under the 2011 Credit Agreement are secured pursuant to the Security Agreement and a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.

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

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At June 30, 2012, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.27 to 1.00, a leverage ratio of 2.32 to 1.00, and net worth greater than $150 million. Furthermore, based upon projected operating results, management believes it is probable that we will meet the financial debt covenants of the 2011 Credit Agreement discussed above at future covenant measurement dates.

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

CONTRACTUAL OBLIGATIONS

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our contractual obligations since December 31, 2011 except as described below:

•

In connection with certain past business acquisitions, we were required to pay additional purchase consideration to the sellers if specific performance targets were met over a number of years as specified in the related purchase agreements. During the first half of 2012, we paid additional purchase consideration of $32.2 million to selling shareholders of businesses that we acquired as financial performance targets were met in 2011. As of June 30, 2012, we have no further obligations under these arrangements.

•	During the first half of 2012, our long-term borrowings increased from $193.5 million as of December 31, 2011 to $213.5 million as of June 30, 2012.

•

On June 25, 2012, we entered into the Agreement to acquire the assets of AdamsGrayson, a managed review and legal staffing firm based in Washington, D.C. The Agreement closed, effective July 2, 2012. Under the terms of the Agreement, we acquired substantially all of the assets and assumed certain liabilities of AdamsGrayson in exchange for a payment of $21.5 million in cash and deferred payments of $10 million.

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

SUBSEQUENT EVENTS

Effective July 2, 2012, the Company completed its acquisition of the assets of AdamsGrayson, a managed review and legal staffing firm based in Washington, D.C. Under the terms of the Agreement, the Company acquired substantially all of the assets and assumed certain liabilities of AdamsGrayson in exchange for an initial cash payment of $21.5 million and deferred payments of $10.0 million to be paid in equal installments of $5.0 million on the first and second anniversaries of the closing date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At June 30, 2012, we had borrowings outstanding totaling $213.5 million that carried a weighted average interest rate of 3.3%. A hypothetical one percent change in this interest rate would have a $2.1 million effect on our pre-tax income.

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

On May 30, 2012, we entered into an additional forward amortizing interest rate swap agreement effective on May 31, 2012 and ending on April 14, 2016. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $37.0 million and amortizes throughout the term, which effectively fixes the interest rate on an incremental 20% of our Term Loan. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.70%.

Including the impact of the above swap agreements, the effective interest rate on $90.0 million of our debt was 3.4% as of June 30, 2012.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of June 30, 2012.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A class action suit and state and federal derivative suits were filed in connection with the restatement. The class action suit has been settled. In connection with the class action settlement, plaintiffs received total consideration of approximately $39.6 million, comprised of $27.0 million in cash which was funded in its entirety by our insurers and the issuance by the Company of 474,547 shares of our common stock with a fair value of $13.7 million on June 6, 2011, the date of issuance. The total amount of insurance coverage under the related policy was $35.0 million and the insurers had previously paid out approximately $8.0 million in claims prior to the final $27.0 million cash payment. The settlement contained no admission of wrongdoing. All the derivative suits have now been dismissed with prejudice, and the plaintiffs’ times to appeal have expired.

On July 19, 2012, the Company announced that it had reached a final settlement with the SEC (the “Company SEC Settlement”) resolving the previously disclosed investigation by the SEC of matters related to the restatement. In an administrative proceeding, the SEC found that the Company had violated the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934, as amended, during the restatement period and ordered the Company to cease and desist from committing or causing any violations and any future violations of such SEC rules. The Company agreed to the settlement without admitting or denying any of the SEC’s factual findings. The SEC also imposed a monetary penalty of $1 million on the Company. In the fourth quarter of 2011, we had established a reserve in that amount with respect to this matter.

In connection with the Company SEC Settlement, the SEC considered remedial acts promptly undertaken by the Company and the Company’s cooperation with the SEC staff during the course of the investigation. Among other things, the Company self-investigated and self-reported the accounting errors, selected new management, and implemented various additional controls designed to prevent similar errors going forward.

As previously disclosed, certain of our former employees received “Wells notices” from the SEC staff in connection with the matters underlying the restatement. Wells notices typically indicate that the staff is considering recommending that the SEC bring a civil enforcement action. We are obligated to indemnify these former employees for their defense costs in connection with responding to the Wells notices, any settlement discussions and the defense of civil enforcement actions, if any, brought by the SEC against them, subject to certain limitations. In the same administrative proceeding as the Company SEC Settlement, the SEC also reached settlements with two of these former employees. While the Company is obligated to indemnify these employees for their defense costs, the Company is not obligated to reimburse them for the monetary penalties imposed on them by the SEC in connection with the settlements. Following the settlements reached with these two employees, we do not expect to incur additional material indemnity costs for former employees. As previously disclosed, shortly after the filing of our restated financial statements in 2009 the United States Attorney’s office (“USAO”) contacted our counsel and made a telephonic request for copies of certain documents that we previously had provided to the SEC, which we then voluntarily provided to the USAO. We have received no further communications from the USAO since then.

As a result of the final payment by the insurance carriers in connection with the class action settlement, we will not receive any further contributions from our insurance carriers for the reimbursement of any amounts with respect to the Company SEC Settlement (including legal fees or monetary penalties) or the Company’s indemnification obligations to its former employees. For the three and six months ended June 30, 2012, expenses incurred in connection with the restatement totaled $0.2 million and $1.7 million, respectively. For the three and six months ended June 30, 2011, expenses incurred in connection with the restatement totaled $1.8 million and $3.0 million, respectively. In both the 2012 and 2011 periods, restatement related expenses were primarily comprised of legal fees and indemnification obligations for legal fees. All legal fees are expensed as incurred.

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and is also seeking to recover an unspecified amount of civil penalties. On June 18, 2012, Huron filed a Summary

Judgment motion for dismissal of the action in its entirety which is currently pending. We have conducted preliminary settlement discussions with the relator, and as a result we recorded a charge of $1.2 million in the second quarter of 2012, in accordance with FASB ASC Topic 450 “Contingencies”. No trial date has been set. We believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2012, we re-acquired 2,544 shares of common stock with a weighted average fair market value of $36.29 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Withheld to Satisfy Employee Tax Withholding Requirements	Weighted Average Fair Market Value Per Share Withheld	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2012	1,152	$37.56	N/A	N/A
May 2012	1,392	$35.24	N/A	N/A
June 2012	—	$—	N/A	N/A

Total	2,544	$36.29	N/A	N/A

N/A – Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

		Filed here- with	Incorporated by Reference
Exhibit Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		8-K		3.1	04/14/11

4.1	Specimen Stock Certificate.		S-1 (File No. 333-115434)		4.1	10/5/04

10.1	Asset Purchase Agreement, dated June 25, 2012, by and among Huron Consulting Group Inc. and the shareholders of Adams Grayson listed on the signature pages thereto.	X

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	July 30, 2012	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Financial Officer and Treasurer