Form 10-Q
period 2012-09-30
Huron Consulting Group Inc.
filed 2012-10-31
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 23, 2012, 22,952,487 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$3,212	$5,080
Receivables from clients, net	104,037	107,820
Unbilled services, net	58,866	49,056
Income tax receivable	42	19,501
Deferred income taxes, net	10,588	12,531
Prepaid expenses and other current assets	14,602	14,191
Current assets of discontinued operations	251	3,345

Total current assets	191,598	211,524
Property and equipment, net	31,872	31,176
Other non-current assets	15,048	14,892
Intangible assets, net	20,350	16,867
Goodwill	518,472	512,185

Total assets	$777,340	$786,644

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,254	$8,084
Accrued expenses	18,641	22,505
Accrued payroll and related benefits	41,919	66,464
Accrued consideration for business acquisitions, current portion	7,581	35,062
Income tax payable	145	101
Deferred revenues	21,853	36,721
Current liabilities of discontinued operations	106	765

Total current liabilities	98,499	169,702
Non-current liabilities:
Deferred compensation and other liabilities	7,962	7,856
Bank borrowings	222,500	193,500
Deferred lease incentives	6,533	6,670
Deferred income taxes	13,178	12,078
Accrued consideration for business acquisitions, net of current portion	4,814	—
Non-current liabilities of discontinued operations	—	49

Total non-current liabilities	254,987	220,153

Commitments and Contingencies

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,771,866 and 24,208,549 shares issued at September 30, 2012 and December 31, 2011, respectively	238	234
Treasury stock, at cost, 1,817,546 and 1,642,018 shares at September 30, 2012 and December 31, 2011, respectively	(82,177)	(75,735)
Additional paid-in capital	416,252	400,597
Retained earnings	90,728	72,902
Accumulated other comprehensive loss	(1,187)	(1,209)

Total stockholders’ equity	423,854	396,789

Total liabilities and stockholders’ equity	$777,340	$786,644

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues and reimbursable expenses:
Revenues	$161,888	$153,579	$445,196	$443,270
Reimbursable expenses	13,470	13,140	41,820	38,280

Total revenues and reimbursable expenses	175,358	166,719	487,016	481,550
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	89,283	92,865	277,942	272,072
Intangible assets amortization	787	1,309	3,071	4,111
Reimbursable expenses	13,405	13,005	41,808	38,386

Total direct costs and reimbursable expenses	103,475	107,179	322,821	314,569

Operating expenses:
Selling, general and administrative	31,095	27,617	92,437	88,256
Restructuring charges	2,194	394	3,253	1,379
Restatement related expenses	68	845	1,785	3,870
Litigation settlements, net	—	—	1,150	1,096
Depreciation and amortization	4,879	5,007	13,585	13,589
Goodwill impairment charge	13,083	21,973	13,083	21,973

Total operating expenses	51,319	55,836	125,293	130,163

Operating income	20,564	3,704	38,902	36,818
Other income (expense):
Interest expense, net of interest income	(2,312)	(2,762)	(6,193)	(9,869)
Other income (expense)	136	(571)	306	(532)

Total other expense	(2,176)	(3,333)	(5,887)	(10,401)

Income from continuing operations before income tax expense	18,388	371	33,015	26,417
Income tax expense (benefit)	7,972	(681)	15,707	12,727

Net income from continuing operations	10,416	1,052	17,308	13,690
Income (loss) from discontinued operations, net of tax	47	(563)	518	324

Net income	$10,463	$489	$17,826	$14,014

Net earnings per basic share:
Net income from continuing operations	$0.47	$0.05	$0.79	$0.65
Income (loss) from discontinued operations, net of tax	$0.01	$(0.03)	$0.02	$0.01

Net income	$0.48	$0.02	$0.81	$0.66

Net earnings per diluted share:
Net income from continuing operations	$0.47	$0.05	$0.78	$0.64
Income (loss) from discontinued operations, net of tax	$—	$(0.03)	$0.02	$0.01

Net income	$0.47	$0.02	$0.80	$0.65

Weighted average shares used in calculating earnings per share:
Basic	21,950	21,551	21,881	21,224
Diluted	22,326	21,968	22,247	21,535

Comprehensive Income:
Net income	$10,463	$489	$17,826	$14,014
Foreign currency translation (loss) gain, net of tax	496	(346)	358	257
Unrealized (loss) gain on cash flow hedging instruments, net of tax	(144)	234	(336)	541

Other comprehensive (loss) income	352	(112)	22	798

Comprehensive income	$10,815	$377	$17,848	$14,812

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2011	23,362,828	$234	(1,679,033)	$(75,735)	$400,597	$72,902	$(1,209)	$396,789
Comprehensive income	—	—	—	—	—	17,826	22	17,848
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	405,870	4	(62,147)	(2,568)	2,564	—	—	—
Exercise of stock options	22,808	—	—	—	29	—	—	29
Share-based compensation	—	—	—	—	12,353	—	—	12,353
Shares withheld for employee tax withholdings	—	—	(101,839)	(3,874)	—	—	—	(3,874)
Income tax benefit on share-based compensation	—	—	—	—	709	—	—	709

Balance at September 30, 2012	23,791,506	$238	(1,843,019)	$(82,177)	$416,252	$90,728	$(1,187)	$423,854

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$17,826	$14,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,994	17,875
Share-based compensation	11,183	14,149
Allowances for doubtful accounts and unbilled services	1,723	(1,542)
Deferred income taxes	2,458	3,802
Loss on disposal of property and equipment	—	20
Goodwill impairment charge	13,083	23,900
Non-cash portion of litigation settlement	—	1,096
Changes in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in receivables from clients	9,532	(15,885)
Increase in unbilled services	(10,698)	(21,148)
Decrease in current income tax receivable, net	19,502	2,294
Decrease in other assets	256	1,374
Decrease in accounts payable and accrued liabilities	(4,783)	(937)
(Decrease) increase in accrued payroll and related benefits	(24,092)	1,725
(Decrease) increase in deferred revenues	(14,616)	14,116

Net cash provided by operating activities	40,368	54,853

Cash flows from investing activities:
Purchases of property and equipment, net	(14,344)	(10,473)
Net investment in life insurance policies	(569)	(143)
Purchases of businesses	(53,832)	(23,866)

Net cash used in investing activities	(68,745)	(34,482)

Cash flows from financing activities:
Proceeds from exercise of stock options	30	219
Shares redeemed for employee tax withholdings	(3,874)	(2,626)
Tax benefit from share-based compensation	1,325	211
Proceeds from borrowings under credit facility	244,000	230,000
Repayments on credit facility	(215,000)	(253,250)
Payments of capital lease obligations	(8)	(55)

Net cash provided by (used in) financing activities	26,473	(25,501)

Effect of exchange rate changes on cash	36	256

Net decrease in cash and cash equivalents	(1,868)	(4,874)
Cash and cash equivalents at beginning of the period (1)	5,080	6,347

Cash and cash equivalents at end of the period	$3,212	$1,473

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of common stock in connection with settlement of class action lawsuit	$—	$13,648
Deferred payments related to business acquisitions	$10,272	$—

(1)	Cash and cash equivalents presented herein includes $0.1 million of cash and cash equivalents classified as discontinued operations as of December 31, 2010.

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

The accompanying unaudited Consolidated Financial Statements reflect the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2012 and 2011. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The Company recognized a loss of $1.9 million in connection with the sale of AA in 2011 and a gain of $1.2 million in connection with the sale of D&I in 2010.

As a result of these actions, the operating results of AA, D&I, Utilities and Japan are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform to this presentation in accordance with FASB ASC Topic 205, “Presentation of Financial Statements,” to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 aggregate amounts associated with the discontinued operations as described above. Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$—	$5,322	$683	$18,038

Income (loss) from discontinued operations before income tax expense (1)	$78	$(1,393)	$836	$20

Net income (loss) from discontinued operations	$47	$(563)	$518	$324

(1)	Includes goodwill impairment charge of $1.9 million for both the three and nine months ended September 30, 2011, respectively, allocated to the accounting advisory practice.

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 are presented in the following table.

	September 30, 2012	December 31, 2011
Assets
Receivables from clients, net	$251	$3,301
Other current assets	—	44

Total current assets	251	3,345

Total assets	$251	$3,345

Liabilities
Accrued payroll and related benefits	$—	$585
Accounts payable, accrued expenses and other liabilities	106	180

Total current liabilities	106	765
Other non-current liabilities	—	49

Total liabilities	$106	$814

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

5.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2012.

	Health and Education Consulting	Legal Consulting	Financial Consulting	Total
Balance as of December 31, 2011:
Goodwill	$450,828	$33,180	$158,077	$642,085
Accumulated impairment	—	—	(129,900)	(129,900)

Goodwill, net as of December 31, 2011	450,828	33,180	28,177	512,185

Goodwill recorded in connection with business combinations	(364)	19,312	—	18,948
Foreign currency translation	—	422	—	422
Goodwill reallocation	(1,000)	—	1,000	—
Impairment charge	—	—	(13,083)	(13,083)

Goodwill, net as of September 30, 2012	$449,464	$52,914	$16,094	$518,472

In the second quarter of 2012, our Financial Consulting segment leadership undertook several initiatives intended to improve the segment’s financial performance. While the segment’s third quarter financial results improved over the second quarter results, the progress of the financial, operational, and business development improvements was not in line with our expectations. We now believe the likely time frame to improve the segment’s performance will be longer than originally anticipated. Therefore, we concluded that the carrying value of the segment likely exceeds its fair value and, in connection with the preparation of our financial statements for the quarter ended September 30, 2012, we performed an interim impairment test.

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

Based on the result of the first step of the goodwill impairment analysis, we determined that the fair value of our Financial Consulting segment was less than its carrying value as of September 30, 2012 and, as such, we applied the second step of the goodwill impairment test to this segment. Based on the result of this second step of the goodwill impairment analysis, we recorded a $13.1 million non-cash pretax charge to reduce the carrying value of goodwill in our Financial Consulting segment. As a result of the charge recognized during the third quarter, the carrying amount of our total goodwill was reduced to $518.5 million at September 30, 2012.

During the first nine months of 2012, the Company completed two acquisitions within the Legal Consulting segment; Ascertus Ltd., a London-based source of software solutions and professional services for corporate legal departments and law firms, and AdamsGrayson, a managed review and legal staffing firm based in Washington, D.C. The aggregate purchase price of the two acquisitions totaled $32.0 million. In accordance with FASB ASC Topic 805, “Business Combinations”, we recorded $8.6 million of intangible assets and $19.3 million of goodwill related to these two acquisitions.

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

Intangible assets as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$24,856	$9,353	$17,367	$6,950
Non-competition agreements	7,256	5,425	6,693	4,442
Trade names	120	4	247	192
Technology and software	4,149	1,654	11,949	7,805
Document reviewer database	450	45	—	—

Total	$36,831	$16,481	$36,256	$19,389

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Customer contracts are amortized on a straight-line basis over relatively short lives due to the short-term nature of the services provided under these contracts. The majority of customer relationships are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the relationships. All other customer relationships, non-competition agreements, trade names, technology and software, and the document reviewer database are amortized on a straight-line basis.

Intangible assets amortization expense was $1.9 million and $5.1 million for the three and nine months ended September 30, 2012, respectively. Intangible assets amortization expense was $2.0 million and $6.3 million for the three and nine months ended September 30, 2011, respectively. Estimated annual intangible assets amortization expense is $7.0 million for 2012, $5.6 million for 2013, $4.4 million for 2014, $3.0 million for 2015, $1.8 million for 2016 and $1.2 million for 2017. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income from continuing operations	$10,416	$1,052	$17,308	$13,690
Income (loss) from discontinued operations, net of tax	47	(563)	518	324

Net income	$10,463	$489	$17,826	$14,014

Weighted average common shares outstanding – basic	21,950	21,551	21,881	21,224
Weighted average common stock equivalents	376	417	366	311

Weighted average common shares outstanding – diluted	22,326	21,968	22,247	21,535

Net earnings per basic share:
Income from continuing operations	$0.47	$0.05	$0.79	$0.65
Income (loss) from discontinued operations, net of tax	0.01	(0.03)	0.02	0.01

Net income	$0.48	$0.02	$0.81	$0.66

Net earnings per diluted share:
Income from continuing operations	$0.47	$0.05	$0.78	$0.64
Income (loss) from discontinued operations, net of tax	—	(0.03)	0.02	0.01

Net income	$0.47	$0.02	$0.80	$0.65

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. The weighted average common stock equivalents presented above do not include the effect of approximately 42,200 and 53,700 common stock equivalents for the three months ended September 30, 2012 and 2011, respectively, and approximately 85,300 and 354,400 common stock equivalents for the nine months ended September 30, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

7.	Borrowings

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement with various financial institutions, as amended by the first amendment to the credit agreement dated as of August 31, 2012 (collectively, the “2011 Credit Agreement”). The 2011 Credit Agreement replaced the previous Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein.

The 2011 Credit Agreement consists of a senior secured credit facility in an aggregate principal amount of $450.0 million comprised of a five-year revolving credit facility (“Revolver”) under which the Company may borrow from time to time up to $247.5 million and a $202.5 million five-year term loan facility (“Term Loan”) that was funded in a single advance on the closing date of the first amendment. The 2011 Credit Agreement provides for the option to increase the revolving credit facility in an aggregate amount of up to $50 million subject to certain requirements as defined in the 2011 Credit Agreement. The proceeds of the senior secured credit facility were used to refinance existing indebtedness and will continue to be used for working capital, capital expenditures, and other corporate purposes.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The obligations under the 2011 Credit Agreement are secured pursuant to a Security Agreement with Bank of America as Administrative Agent. The Security Agreement grants Bank of America, N.A. for the ratable benefit of the lenders under the 2011 Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors. The Revolver and Term Loan are also secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.

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

The Term Loan, as amended, is subject to scheduled quarterly amortization payments equal to 10.5% of the original principal balance in year one, 12.3% in year two, 13.0% in year three, 14.8% in year four, and 49.4% in year five, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is August 31, 2017, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on August 31, 2017.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At September 30, 2012, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.36 to 1.00, a leverage ratio of 2.07 to 1.00, and net worth greater than $150 million. At December 31, 2011, we were also in compliance with our financial debt covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At September 30, 2012, outstanding letters of credit totaled $3.9 million and are primarily used as security deposits for our office facilities. As of September 30, 2012, the unused borrowing capacity under the 2011 Credit Agreement was $218.6 million. Borrowings outstanding under this credit facility at September 30, 2012 totaled $222.5 million. These borrowings carried a weighted average interest rate of 2.7%, including the effect of the interest rate swaps described below in Note 9 “Derivative Instrument and Hedging Activity.” All of the borrowings outstanding under the 2011 Credit Agreement are classified as long-term on our Consolidated Balance Sheets as the principal under the Revolver is not due until 2017 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2011 were $193.5 million and carried a weighted average interest rate of 3.3%.

8.	Restructuring Charges

During the third quarter of 2012, we incurred a $2.2 million pre-tax restructuring charge primarily consisting of $0.9 million related to the consolidation of office space in Washington, D.C. and $1.1 million related to our office relocation in New York. The Washington, D.C. charge included $0.7 million related to the remaining lease payments, net of estimated sublease income, for office space we vacated during the quarter and $0.2 million of accelerated depreciation on leasehold improvements for that space. The New York charge included $0.4 million of accelerated depreciation and $0.7 million for brokerage fees related to the execution of a sublease arrangement for the space we plan to vacate during the fourth quarter of 2012. During the first and second quarters of 2012 we incurred charges of $1.1 million primarily related to accelerated depreciation on our New York office leasehold improvements, partially offset by the net favorable impact of updated assumptions for lease accruals related to previously vacated office spaces.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

We expect the remaining accelerated depreciation charge in 2012 related to our New York office to be $0.4 million. We also expect to incur approximately $0.1 million of additional charges in 2012 upon relocating our New York office space.

During the nine months ended September 30, 2011, we incurred $1.4 million in restructuring charges primarily related to the consolidation of office space in Chicago, the relocation of our Boston office and severance expense.

As of September 30, 2012, our restructuring charge liability is $1.8 million, and primarily consists of the present value of remaining lease payments, net of estimated sublease income, for our vacated office space in San Francisco, Chicago and Washington, D.C. The restructuring charge liability is included as a component of Accrued expenses and Deferred compensation and other liabilities.

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

On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective on February 29, 2012 and ending on April 14, 2016. We entered into this derivative instrument to continue hedging against the interest rate risks of our variable-rate borrowings described above. The swap had an initial notional amount of $56.6 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.9875%.

On May 30, 2012, we entered into an additional forward amortizing interest rate swap agreement effective on May 31, 2012 and ending on April 14, 2016. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $37.0 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.70%.

FASB ASC Topic 815, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of September 30, 2012, it was anticipated that $0.3 million of the net losses, net of tax, currently recorded in OCI will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three and nine months ended September 30, 2012.

The tables below set forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011.

	Fair Value (Derivative Liability)
Balance Sheet Location	September 30, 2012	December 31, 2011
Accrued expenses	$517	$216
Deferred compensation and other liabilities	$506	$250

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net unrealized losses on cash flow hedges, net of tax, beginning of period	$(467)	$(565)	$(275)	$(872)
Change in fair value, net of tax	$(287)	$(154)	$(852)	$(589)
Reclassification adjustments into earnings, net of tax	$144	$388	$517	$1,130

Net unrealized losses on cash flow hedges, net of tax, end of period	$(610)	$(331)	$(610)	$(331)

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

We do not use derivative instruments for trading or other speculative purposes, and we did not have any other derivative instruments or hedging activities as of September 30, 2012.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012
Asset:
Promissory note	$—	$—	$2,839	$2,839

Liability:
Interest rate swaps	$—	$1,023	$—	$1,023

December 31, 2011
Asset:
Promissory note	$—	$—	$2,680	$2,680

Liability:
Interest rate swaps	$—	$466	$—	$466

As part of the consideration received for the sale of our AA practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. The note will be paid to the Company in quarterly installments of approximately $0.2 million beginning in April 2013 with a final payment of approximately $1.1 million on the maturity date in December 2015. The fair value of the note was derived by multiplying the projected cash flows by a discount rate of 14%, which accounts for the risks associated with the note. The increase in the fair value of the note during the first nine months of 2012 reflects the accretion of interest income in excess of interest payments received.

The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

11.	Comprehensive Income

The table below sets forth the components of comprehensive income for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Net income			$10,463			$489
Other comprehensive (loss) income:
Foreign currency translation adjustment	$496	$—	496	$(409)	$63	(346)
Unrealized (loss) gain on cash flow hedging instrument	(238)	94	(144)	390	(156)	234

Other comprehensive (loss) income	$258	$94	352	$(19)	$(93)	(112)

Comprehensive income			$10,815			$377

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Net income			$17,826			$14,014
Other comprehensive (loss) income:
Foreign currency translation adjustment	$403	$(45)	358	$253	$4	257
Unrealized (loss) gain on cash flow hedging instrument	(558)	222	(336)	901	(360)	541

Other comprehensive (loss) income	$(155)	$177	22	$1,154	$(356)	798

Comprehensive income			$17,848			$14,812

12.	Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2012 was expense of 43.4% compared with a benefit for the three months ended September 30, 2011. The Company’s effective tax rates for the nine months ended September 30, 2012 and 2011 were 47.6% and 48.2%, respectively. The effective tax rates for both the three and nine months ended September 30, 2012 periods were higher than the statutory rate, inclusive of state income taxes, primarily due to the impact of foreign losses with no tax benefit, partially offset by the release of reserves for uncertain tax positions. The benefit rate for the three months ended September 30, 2011 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of certain credits and deductions recorded based on updated information obtained in the quarter, partially offset by the impact of foreign losses with no tax benefits. The effective tax rate for the nine months ended September 30, 2011 was higher than the statutory rate, inclusive of state income taxes, primarily due to the impact of foreign losses with no tax benefits, partially offset by certain credits and deductions recorded in the third quarter based on updated information obtained during the quarter.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

13.	Commitments, Contingencies and Guarantees

Litigation

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and is also seeking to recover an unspecified amount of civil penalties. On June 18, 2012, Huron filed a Summary Judgment motion for dismissal of the action in its entirety which is currently pending. We have conducted preliminary settlement discussions with the relator, and as a result we recorded a charge of $1.2 million in the second quarter of 2012, in accordance with FASB ASC Topic 450, “Contingencies.” No trial date has been set. We believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

Guarantees

Guarantees in the form of letters of credit totaling $3.9 million and $4.0 million were outstanding at September 30, 2012 and December 31, 2011, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

In connection with certain business acquisitions, we were required to pay additional purchase consideration to the sellers if specific performance targets and conditions were met over a number of years as specified in the related purchase agreements. These amounts were calculated and payable at the end of each year based on full year financial results. Additional purchase consideration earned by certain sellers totaled $32.2 million for the year ended December 31, 2011. As of September 30, 2012, we have no further obligations under these arrangements.

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

The table below sets forth information about our operating segments for the three and nine months ended September 30, 2012 and 2011, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Health and Education Consulting:
Revenues	$109,046	$101,490	$294,932	$295,248
Operating income	$45,846	$35,232	$95,858	$97,986
Segment operating income as a percent of segment revenues	42.0%	34.7%	32.5%	33.2%
Legal Consulting:
Revenues	$46,153	$43,501	$133,443	$120,790
Operating income	$11,479	$12,779	$33,489	$32,003
Segment operating income as a percent of segment revenues	24.9%	29.4%	25.1%	26.5%
Financial Consulting:
Revenues (1)	$6,689	$8,588	$16,821	$27,232
Operating income	$1,763	$2,824	$1,659	$8,562
Segment operating income as a percent of segment revenues	26.4%	32.9%	9.9%	31.4%
Total Company:
Revenues	$161,888	$153,579	$445,196	$443,270
Reimbursable expenses	13,470	13,140	41,820	38,280

Total revenues and reimbursable expenses	$175,358	$166,719	$487,016	$481,550

Statements of Earnings reconciliation:
Segment operating income	$59,088	$50,835	$131,006	$138,551
Charges not allocated at the segment level:
Other selling, general and administrative expenses	20,562	20,151	65,436	66,171
Depreciation and amortization expense	4,879	5,007	13,585	13,589
Goodwill impairment charge	13,083	21,973	13,083	21,973
Other expense, net	2,176	3,333	5,887	10,401

Income from continuing operations before income tax expense	$18,388	$371	$33,015	$26,417

(1)	Financial Consulting segment revenues above include amounts related to our healthcare valuation consulting practice of $1.6 million and $1.5 million for the three months ended September 30, 2012 and 2011, respectively, and $3.5 million and $4.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

At both September 30, 2012 and December 31, 2011, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. No single client generated greater than 10% of our consolidated revenues during the three and nine months ended September 30, 2012 and 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates” or “continues.” These forward-looking statements reflect our current expectation about our future requirements and needs, results, levels of activity, performance, or achievements, including, without limitation, that our business continues to grow at the current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions continue to trend upward. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward looking statements as a result of new information, future events, or any other reason.

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

How We Generate Revenues

A large portion of our revenues is generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, consisting of specialized finance and operational consultants who work variable schedules as needed by our clients, our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. Our document review and electronic data discovery groups generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or amount of data processed. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. From time to time, our full-time consultants may provide software support and maintenance or document review and electronic data discovery services based on demand for such services and the availability of our full-time consultants. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 48.1% and 44.0% of our revenues in the third quarter of 2012 and 2011, respectively. Time-and-expense engagements represented 48.1% and 43.8% of our revenues in the first nine months of 2012 and 2011, respectively.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement. For the quarters ended September 30, 2012 and 2011, fixed-fee engagements represented approximately 31.8% and 34.5%, respectively, of our revenues. For the nine months ended September 30, 2012 and 2011, fixed-fee engagements represented approximately 35.6% and 36.3%, respectively, of our revenues.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 16.8% and 18.8% of our revenues in the third quarter of 2012 and 2011, respectively. Performance-based fee revenues represented 12.7% and 17.3% of our revenues in the first nine months of 2012 and 2011, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achievement of the performance-based criteria.

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35. Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.3% and 2.7% of our revenues in the third quarters of 2012 and 2011, respectively. Support and maintenance revenues represented 3.6% and 2.6% of our revenues in the first nine months of 2012 and 2011, respectively.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first nine months of 2012.

Carrying Values of Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Pursuant to the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other,” goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Our policy is to perform the annual goodwill impairment test as of November 30th each year. In the second quarter of 2012, our Financial Consulting segment leadership undertook several initiatives intended to improve the segment’s financial performance. While the segment’s third quarter financial results improved over the second quarter results, the progress of the financial, operational, and business development improvements was not in line with our expectations. We now believe the likely time frame to improve the segment’s performance will be longer than originally anticipated. Therefore, we concluded that the carrying value of the segment likely exceeds its fair value and, in connection with the preparation of our financial statements for the quarter ended September 30, 2012, we performed an interim impairment test.

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

Based on the result of the first step of the goodwill impairment analysis, we determined that the fair value of our Financial Consulting segment was less than its carrying value as of September 30, 2012 and, as such, we applied the second step of the goodwill impairment test to this segment. Based on the result of this second step of the goodwill impairment analysis, we recorded a $13.1 million non-cash pretax charge to reduce the carrying value of goodwill in our Financial Consulting segment. As a result of the charge recognized during the third quarter, the carrying amount of our total goodwill was reduced to $518.5 million at September 30, 2012.

In estimating the fair value of our Financial Consulting segment, we considered the income approach and the market approach. The income approach recognizes that the value of an asset is premised upon the expected receipt of future economic benefits. This approach involves projecting the cash flows the asset is expected to generate. Fair value indications are developed in the income approach by discounting expected future cash flows available to the investor at a rate which reflects the risk inherent in the investment. The market approach is primarily comprised of the guideline company and the guideline transaction methods. The guideline company method compares the subject company to selected reasonably similar companies whose securities are actively traded in the public markets. The guideline transaction method gives consideration to the prices paid in recent transactions that have occurred in the subject company’s industry.

In determining the fair value of our Financial Consulting segment, we have relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. For companies providing services similar to those provided by us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is more dependent on their ability to generate earnings than on the value of the individual assets.

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by our Financial Consulting segment and then discounting those cash flows to present value reflecting the relevant risks associated with the segment and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows for our Financial Consulting segment, we relied on an internally generated six-year forecast and a three percent long-term assumed annual revenue growth rate for periods after the six-year forecast. Our forecast is based on our historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 13% weighted average cost of capital (“WACC”) discount rate.

In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were then applied to the operating data for the Financial Consulting segment and adjusted for factors similar to those used in a discounted cash flow analysis to arrive at an indication of value.

Determining the fair value of a segment requires us to make significant judgments, estimates and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our Financial Consulting segment will not decline significantly from our projections. Any significant decline in our operations could result in additional goodwill impairment charges. A one percent increase in the discount rate would decrease the fair value of our Financial Consulting segment by $1.0 million. A one percent decrease in the long-term assumed growth rate or a 10% change in the weighting of the income approach and the market approach would not have had a significant effect on the fair value of the segment.

After taking into account the $13.1 million impairment charge, the carrying values of goodwill for each of our segments as of September 30, 2012 are as follows (in thousands):

	Health and Education Consulting	Legal Consulting	Financial Consulting	Total
Carrying Value of Goodwill	$449,464	$52,914	$16,094	$518,472

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $20.4 million at September 30, 2012 and consist of customer contracts, customer relationships, non-competition agreements, trade names, technology and software, and the document reviewer database. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, changes such as higher or earlier-than-expected customer attrition or obsolescence of technology or software may result in higher future amortization charges or an impairment charge for intangible assets. All intangible assets related to our Financial Consulting segment were fully amortized prior to September 30, 2012.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. See Note 4 “Discontinued Operations” of this Quarterly Report on Form 10-Q for information related to our discontinued operations.

Segment and Consolidated Operating Results	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands):	2012	2011	2012	2011
Revenues and reimbursable expenses:
Health and Education Consulting (1)	$109,046	$101,490	$294,932	$295,248
Legal Consulting	46,153	43,501	133,443	120,790
Financial Consulting (1)	6,689	8,588	16,821	27,232

Total revenues	161,888	153,579	445,196	443,270
Total reimbursable expenses	13,470	13,140	41,820	38,280

Total revenues and reimbursable expenses	$175,358	$166,719	$487,016	$481,550

Operating income:
Health and Education Consulting (1)	$45,846	$35,232	$95,858	$97,986
Legal Consulting	11,479	12,779	33,489	32,003
Financial Consulting (1)	1,763	2,824	1,659	8,562

Total segment operating income	59,088	50,835	131,006	138,551
Operating expenses not allocated to segments	38,524	47,131	92,104	101,733

Total operating income	$20,564	$3,704	$38,902	$36,818

Other Operating Data:
Number of full-time billable consultants (at period end) (2):
Health and Education Consulting (1)	1,187	1,031	1,187	1,031
Legal Consulting	134	107	134	107
Financial Consulting (1)	65	73	65	73

Total	1,386	1,211	1,386	1,211
Average number of full-time billable consultants (for the period) (2):
Health and Education Consulting (1)	1,161	996	1,113	955
Legal Consulting	128	112	122	117
Financial Consulting (1)	67	74	68	75

Total	1,356	1,182	1,303	1,147
Full-time billable consultant utilization rate (3):
Health and Education Consulting (1)	75.9%	78.1%	77.3%	77.6%
Legal Consulting	66.9%	64.1%	68.8%	58.1%
Financial Consulting (1)	56.9%	71.5%	55.2%	74.3%
Total	74.2%	76.4%	75.4%	75.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Other Operating Data (Continued):
Full-time billable consultant average billing rate per hour (4):
Health and Education Consulting (1)	$239	$250	$215	$244
Legal Consulting	$265	$236	$246	$234
Financial Consulting (1)	$368	$327	$306	$328
Total	$246	$254	$221	$249
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting (1)	$84	$91	$233	$272
Legal Consulting	$81	$66	$238	$176
Financial Consulting (1)	$96	$111	$238	$351
Total	$84	$90	$233	$268
Average number of full-time equivalents (for the period) (5):
Health and Education Consulting (1)	144	145	143	144
Legal Consulting	1,082	1,032	981	955
Financial Consulting (1)	3	2	1	2

Total	1,229	1,179	1,125	1,101
Revenue per full-time equivalents (in thousands):
Health and Education Consulting (1)	$81	$73	$254	$245
Legal Consulting	$33	$35	$106	$105
Financial Consulting (1)	$77	$205	$648	$462
Total	$39	$40	$126	$124

(1)	Reflects the reclassification of our healthcare valuation consulting practice from our Health and Education Consulting segment to our Financial Consulting segment in conjunction with an internal reorganization during the first quarter of 2012. Financial Consulting segment revenues for the three months ended September 30, 2012 and 2011 include $1.6 million and $1.5 million, respectively, related to our healthcare valuation consulting practice. Financial Consulting segment revenues for the nine months ended September 30, 2012 and 2011 include $3.5 million and $4.6 million, respectively, related to our healthcare valuation consulting practice.
(2)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(3)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(4)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(5)	Consists of consultants who work variable schedules as needed by our clients, as well as other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

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

The reconciliations of these non-GAAP financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$161,888	$153,579	$445,196	$443,270

Net income from continuing operations	$10,416	$1,052	$17,308	$13,690
Add back:
Income tax expense (benefit)	7,972	(681)	15,707	12,727
Interest and other expenses	2,176	3,333	5,887	10,401
Depreciation and amortization	5,666	6,316	16,656	17,700

Earnings before interest, taxes, depreciation and amortization (EBITDA)	26,230	10,020	55,558	54,518
Add back:
Restatement related expenses	68	845	1,785	3,870
Restructuring charges	2,194	394	3,253	1,379
Litigation settlements, net	—	—	1,150	1,096
Goodwill impairment charges	13,083	21,973	13,083	21,973

Adjusted EBITDA	$41,575	$33,232	$74,829	$82,836

Adjusted EBITDA as a percentage of revenues	25.7%	21.6%	16.8%	18.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income from continuing operations	$10,416	$1,052	$17,308	$13,690

Weighted average shares – diluted	22,326	21,968	22,247	21,535
Diluted earnings per share from continuing operations	$0.47	$0.05	$0.78	$0.64

Add back:
Amortization of intangible assets	1,923	1,986	5,149	6,270
Restatement related expenses	68	845	1,785	3,870
Restructuring charges	2,194	394	3,253	1,379
Litigation settlements, net	—	—	1,150	1,096
Goodwill impairment charges	13,083	21,973	13,083	21,973
Tax effect	(6,840)	(10,079)	(9,701)	(13,835)

Total adjustments, net of tax	10,428	15,119	14,719	20,753

Adjusted net income from continuing operations	$20,844	$16,171	$32,027	$34,443

Adjusted diluted earnings per share from continuing operations	$0.93	$0.74	$1.44	$1.60

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

Litigation settlement expense: We have excluded the effects of litigation settlement expenses because they are infrequent events and their exclusion permits comparability with periods that were not impacted by these charges.

Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from the non-GAAP measures presented above. Amortization of intangibles is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.

Goodwill impairment charges: We have excluded the effects of goodwill impairment charges in the third quarters of 2012 and 2011 because they are infrequent events and their exclusion permits comparability with periods that were not impacted by such charges.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

Revenues increased $8.3 million, or 5.4%, to $161.9 million for the third quarter of 2012 from $153.6 million for the third quarter of 2011.

The overall increase was attributable to a $7.7 million increase in revenue from our full-time billable consultants and a $0.6 million increase in revenue from our full-time equivalents. The increase in full-time billable consultant revenues was driven by an increase in the average number of billable consultants, partially offset by decreases in our consultant utilization rate and our average billing rate. The increase reflects strengthened demand for our services in the Health and Education Consulting and Legal Consulting segments, partially offset by a decrease in demand for our services in the Financial Consulting segment. The increase in full-time equivalent revenue was primarily attributable to an increase in the average number of full-time equivalents, partially offset by a decrease in revenues per full-time equivalent. Revenue attributable to full-time equivalents primarily reflected increased use of contractors in our Health and Education Consulting segment, partially offset by slightly decreased demand for our document review and electronic data discovery services in the Legal Consulting segment.

Total Direct Costs

Our total direct costs decreased $4.1 million, or 4.4%, to $90.1 million in the three months ended September 30, 2012 from $94.2 million in the three months ended September 30, 2011. The decrease was primarily related to a $3.5 million decrease in contractor expense and a $1.1 million decrease in salaries, bonuses and related expenses for our revenue-generating professionals, partially offset by a $0.5 million increase in technology expense.

Total direct costs for the three months ended September 30, 2012 included $1.8 million of share-based compensation expense and $0.8 million of intangible asset amortization expense, primarily representing customer-related assets and software. Total direct costs for the three months ended September 30, 2011 included $3.4 million of share-based compensation expense and $1.3 million of intangible asset amortization expense. The decrease in share-based compensation expense during the third quarter of 2012 reflects a decrease in expense related to certain retention awards granted in 2009 that became fully vested in 2011, increased award forfeitures and a reduction in our estimate of the number of awards that will be granted based on 2012 performance. The decrease in intangible asset amortization is attributable to certain intangible assets that became fully amortized during the third quarter of 2012, partially offset by amortization of intangible assets acquired in connection with business acquisitions that occurred during the first nine months of 2012.

Operating Expenses

Selling, general and administrative expenses increased $3.5 million, or 12.6%, to $31.1 million in the third quarter of 2012 from $27.6 million in the third quarter of 2011. This increase was primarily related to a $1.8 million increase in meetings expense, a $0.9 million increase in severance expense, a $0.6 million increase in facilities expense, and a $0.5 million increase in legal expense. These increases were partially offset by a $0.6 million decrease in salaries, bonuses and related expenses for our support personnel.

During the third quarter of 2012, we incurred a $2.2 million pre-tax restructuring charge primarily related to the consolidation of office space in the Washington, D.C. area as a result of the AdamsGrayson acquisition, accelerated depreciation on leasehold improvements at our New York office location, which we plan to relocate during the fourth quarter of 2012, and brokerage fees related to the execution of a sublease arrangement for the New York space commencing in the first quarter of 2013 through the remainder of the lease term, which expires in 2016. We expect the remaining accelerated depreciation charge in 2012 related to our New York office to be $0.4 million. We do not expect to incur any additional significant restructuring charges related to the New York office relocation. See Note 8 “Restructuring Charges” for further discussion of restructuring expense. Restructuring expense was $0.4 million in the third quarter of 2011.

Expenses incurred in connection with our 2009 restatement decreased by $0.7 million to $0.1 million in the third quarter of 2012 from $0.8 million in the third quarter of 2011. These expenses primarily consisted of legal fees in both periods.

Depreciation and amortization expense decreased by $0.1 million to $4.9 million in the three months ended September 30, 2012 from $5.0 million in the three months ended September 30, 2011. Non-direct intangible asset amortization relates to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

Goodwill impairment charge expense was $13.1 million for the quarter ended September 30, 2012 and was related to our Financial Consulting segment. See Note 5 “Goodwill and Intangible Assets” and the Critical Accounting Policies section above for further discussion of this charge. Goodwill impairment charge expense was $22.0 million for the quarter ended September 30, 2011, and also related to our Financial Consulting segment.

Operating Income

Operating income increased $16.9 million to $20.6 million in the third quarter of 2012 from $3.7 million in the third quarter of 2011. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 12.7% in the three months ended September 30, 2012 compared to 2.4% in the three months ended September 30, 2011. This increase is primarily attributable to a decrease in goodwill impairment expense, a decrease in contractor expense and a decrease in salaries, bonuses and related expense for both our revenue-generating professionals and our support personnel as a percentage of revenues, partially offset by an increase in meetings expense.

Other Expense, Net

Other expense, net decreased by $1.1 million to $2.2 million in the third quarter of 2012 from $3.3 million in the third quarter of 2011. This decrease was primarily attributable to a $0.7 million increase in other income and a $0.4 million decrease in interest expense. The increase in other income was the result of improved performance of the investments used to fund our deferred compensation liability. The decrease in interest expense was driven by lower average borrowing levels during the quarter.

Income Tax Expense

For the third quarter of 2012, we recognized income tax expense from continuing operations of $8.0 million on income from continuing operations of $18.4 million. For the third quarter of 2011, we recognized income tax benefit from continuing operations of $0.7 million on income from continuing operations of $0.4 million. Our effective tax rate for the third quarter of 2012 was expense of 43.4% compared with a benefit in the same period last year. The effective tax rate in the third quarter of 2012 was slightly higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit, partially offset by the release of reserves for uncertain tax positions. The effective benefit rate in the third quarter of 2011 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of certain credits and deductions recorded based on updated information obtained in the quarter, partially offset by the impact of foreign losses with no tax benefit.

Net Income from Continuing Operations

Net income from continuing operations was $10.4 million for the three months ended September 30, 2012 compared to net income from continuing operations of $1.1 million for the same period last year. The increase in net income from continuing operations was primarily due to the increase in operating income and the decrease in other expense, net, as discussed above, partially offset by the corresponding increase in income tax expense. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the third quarter of 2012 was $0.47 compared to diluted earnings per share from continuing operations of $0.05 for the third quarter of 2011.

Discontinued Operations

Net income from discontinued operations was less than $0.1 million in the third quarter of 2012, compared to net loss from discontinued operations of $0.6 million in the third quarter of 2011. See Note 4 “Discontinued Operations” of this Quarterly Report on Form 10-Q for further information about our discontinued operations.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues increased $7.5 million, or 7.4%, to $109.0 million for the third quarter of 2012 from $101.5 million for the third quarter of 2011. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements and software support and maintenance arrangements represented 26.4%, 44.1%, 24.7% and 4.8% of this segment’s revenues during the three months ended September 30, 2012, respectively, compared to 19.0%, 48.5%, 28.4% and 4.1%, respectively, for the comparable period in 2011.

Of the overall $7.5 million increase in revenues, $6.5 million was attributable to our full-time billable consultants and $1.0 million was related to our full-time equivalents. The overall increase in revenues reflected an increase in the average number of full-time billable consultants, partially offset by decreases in average billing rate and consultant utilization rate. Performance-based fee revenues were $26.9 million during the third quarter of 2012 compared to $28.9 million during the third quarter of 2011. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achievement of the performance-based criteria.

Operating Income

Health and Education Consulting segment operating income increased $10.6 million, or 30.1%, to $45.8 million in the three months ended September 30, 2012 from $35.2 million in the three months ended September 30, 2011. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 42.0% for the third quarter of 2012 from 34.7% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in salaries, bonus and related expenses for our revenue-generating professionals, contractor expense and technology expense, partially offset by increases in meetings expense and severance expense as a percentage of revenues.

Legal Consulting

Revenues

Legal Consulting segment revenues increased $2.7 million, or 6.1%, to $46.2 million for the third quarter of 2012 from $43.5 million for the third quarter of 2011. Revenues from time-and-expense engagements, fixed-fee engagements, and support and maintenance arrangements represented 95.9%, 3.8%, and 0.3%, respectively, of this segment’s revenues during the three months ended September 30, 2012. Revenues from time-and-expense engagements and fixed-fee engagements represented 95.0% and 5.0%, respectively, of this segment’s revenues for the comparable period in 2011.

Of the overall $2.7 million increase in revenues, $2.9 million was generated by our full-time billable consultants, partially offset by a $0.2 million decrease in revenue generated by our full-time equivalents. The increase in revenues reflected an increase in demand for our advisory services, partially offset by a slight decrease in demand for our document review and electronic data discovery services. The increase in full-time billable consultant revenue reflected a higher number of full-time billable consultants, higher consultant utilization and an increased average billing rate. The decrease in revenue attributable to our full-time equivalents was driven by a decrease in average revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents.

Operating Income

Legal Consulting segment operating income decreased by $1.3 million, or 10.2%, to $11.5 million in the three months ended September 30, 2012 from $12.8 million in the three months ended September 30, 2011. Segment operating margin decreased to 24.9% for the third quarter of 2012 from 29.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries, bonuses and related expenses for both our revenue-generating professionals and support personnel, technology expense, practice administration and meetings expenses, and rent and depreciation expenses as a percentage of segment revenues, partially offset by a decrease in contractor expense.

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $1.9 million, or 22.1%, to $6.7 million for the third quarter of 2012 from $8.6 million for the third quarter of 2011. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 70.1%, 26.2%, and 3.7%, respectively, of this segment’s revenues during the third quarter of 2012. Revenues from time-and-expense engagements and fixed-fee engagements represented 79.1% and 20.9%, respectively, for the comparable period in 2011.

Of the overall $1.9 million decrease in revenues, $1.7 million was attributable to a decrease in revenues from our full-time billable consultants and $0.2 million was attributable to our full-time equivalents. The overall decrease in revenues reflects a lower number of full-time billable consultants and lower consultant utilization, partially offset by an increase in average billing rates during the quarter.

Operating Income

Financial Consulting segment operating income decreased by $1.0 million, or 37.6%, to $1.8 million in the three months ended September 30, 2012 compared to $2.8 million in the three months ended September 30, 2011. Segment operating margin decreased to 26.4% for the third quarter of 2012 from 32.9% in the same period last year. This segment’s operating margin decreased primarily due to increased salaries and related expenses for our revenue-generating professionals as a percentage of revenues.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Revenues increased $1.9 million, or 0.4%, to $445.2 million for the first nine months of 2012 from $443.3 million for the first nine months of 2011.

The overall increase was attributable to a $4.7 million increase in revenues from our full-time equivalents, partially offset by a $2.8 million decrease in revenues from our full-time billable consultants. The increase in full-time equivalent revenues was attributable to an increase in the average number of full-time equivalents as well as an increase in average revenue per full-time equivalent. Revenues attributable to full-time equivalents reflected an increase in demand for our document review and electronic data discovery services in the Legal Consulting segment as well as increased use of contractors in the Health and Education Consulting segment, partially offset by decreased use of contractors in the Financial Consulting segment. The decrease in full-time billable consultant revenues was driven by a decrease in our average billing rate, partially offset by an increase in the number of full-time billable consultants. The consultant utilization rate held steady between periods.

Total Direct Costs

Our total direct costs increased $4.8 million, or 1.7%, to $281.0 million in the nine months ended September 30, 2012 from $276.2 million for the comparable period in 2011. The increase was primarily related to a $12.0 million increase in salaries, bonuses and related expenses for our revenue-generating professionals, a $1.9 million increase in technology expense and a $1.1 million increase in rent expense for our document review locations. These increases were partially offset by a $9.3 million decrease in contractor expense and a $1.0 million decrease in direct intangible asset amortization.

Total direct costs for the nine months ended September 30, 2012 included $8.2 million of share-based compensation expense and $3.1 million of intangible asset amortization expense, primarily representing customer-related assets and software. Total direct costs for the nine months ended September 30, 2011 included $10.4 million of share-based compensation expense and $4.1 million of intangible asset amortization expense. The decrease in share-based compensation expense during the first nine months of 2012 reflects a decrease in expense related to certain retention awards granted in 2009 that became fully vested in 2011, increased award forfeitures and a reduction in our estimate of the number of awards that will be granted based on 2012 performance when compared to 2011 performance. The decrease in intangible asset amortization is attributable to certain intangible assets that became fully amortized during the third quarter of 2012, partially offset by amortization of intangible assets acquired in connection with business acquisitions that occurred during the first nine months of 2012.

Operating Expenses

Selling, general and administrative expenses increased $4.1 million, or 4.7%, to $92.4 million in the first nine months of 2012 from $88.3 million in the first nine months of 2011. This increase was primarily related to a $1.9 million increase in legal expense, a $1.1 million increase in meeting expense, a $0.9 million increase in severance expense, a $0.9 million increase in professional services expense and a $0.6 million increase in computer equipment and supplies expense. These increases were partially offset by a $1.0 million decrease in promotion and sponsorship expenses.

In the first nine months of 2012, we recorded $3.3 million in restructuring expense, primarily consisting of accelerated depreciation on leasehold improvements at our New York office location, which we plan to relocate during the fourth quarter of 2012, brokerage fees related to the execution of a sublease arrangement for this space commencing in the first quarter of 2013 through the remainder of the lease term, which expires in 2016, and charges related to our consolidation of office space in the Washington, D.C. area as a result of the AdamsGrayson acquisition. These charges were partially offset by the net favorable impact of updated assumptions for lease accruals related to previously vacated office spaces. We expect the remaining accelerated depreciation charge in 2012 related to our New York office to be $0.4 million. We do not expect to incur any additional significant restructuring charges related to the New York office relocation. See Note 8 “Restructuring Charges” for further discussion of restructuring expense. Restructuring expense was $1.4 million in the first nine months of 2011.

Expenses incurred in connection with our 2009 restatement decreased by $2.1 million to $1.8 million in the first three quarters of 2012 from $3.9 million in the first three quarters of 2011. These expenses primarily consisted of legal fees in both periods.

Litigation settlement expense was $1.2 million for the nine months ended September 30, 2012. Related to the qui tam action discussed in “Legal Proceedings” and in Note 13 “Commitments, Contingencies and Guarantees,” we conducted preliminary settlement discussions with the relator, and as a result we recorded a charge of $1.2 million in the second quarter of 2012, in accordance with FASB ASC Topic 450, “Contingencies.”

Depreciation and amortization expense was $13.6 million in both the nine months ended September 30, 2012 and the nine months ended September 30, 2011. Non-direct intangible asset amortization relates to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

Goodwill impairment charge expense was $13.1 million for the three quarters ended September 30, 2012 and was related to our Financial Consulting segment. See Note 5 “Goodwill and Intangible Assets” and the Critical Accounting Policies section above for further discussion of this charge. Goodwill impairment charge expense was $22.0 million for the three quarters ended September 30, 2011, and also was related to our Financial Consulting segment.

Operating Income

Operating income increased $2.1 million, or 5.7%, to $38.9 million in the first nine months of 2012 from $36.8 million in the first nine months of 2011. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 8.7% in the nine months ended September 30, 2012 compared to 8.3% for the comparable period in 2011. This increase is primarily attributable to the decreases in contractor expense and goodwill impairment charge expense, partially offset by increases of salaries, bonuses and related expense for our revenue-generating professionals, legal expense, technology expense and meetings expense as a percentage of revenues.

Other Expense, Net

Other expense, net decreased by $4.5 million to $5.9 million in the first nine months of 2012 from $10.4 million in the first nine months of 2011. The decrease was attributable to a $3.7 million, or 37%, decrease in interest expense and an $0.8 million increase in other income. The decrease in interest expense was the result of lower borrowing levels during the first nine months of 2012 when compared to the first nine months of 2011 and a decrease in our effective interest rate. The first nine months of 2011 also included a $0.5 million write-off of debt issue costs related to the refinancing of our credit facility during that period. The increase in other income was the result of improved performance of the investments used to fund our deferred compensation liability.

Income Tax Expense

For the first nine months of 2012, we recognized income tax expense from continuing operations of $15.7 million on income from continuing operations of $33.0 million. For the first nine months of 2011, we recognized income tax expense from continuing operations of $12.7 million on income from continuing operations of $26.4 million. Our effective tax rates for the first nine months of 2012 and 2011 were 47.6% and 48.2%, respectively. The effective tax rate for the 2012 period was higher than the statutory rate, inclusive of state income taxes, primarily due to the impact of foreign losses with no tax benefit, partially offset by the release of reserves for uncertain tax positions. The effective tax rate for the 2011 period was higher than the statutory rate, inclusive of state income taxes, primarily due to the impact of foreign losses with no tax benefits, partially offset by certain credits and deductions recorded based on updated information obtained during the third quarter.

Net Income from Continuing Operations

Net income from continuing operations was $17.3 million for the nine months ended September 30, 2012 compared to net income from continuing operations of $13.7 million for the same period last year. The increase in net income from continuing operations was primarily due to the increase in operating income and the decrease in other expense, net, due to the factors discussed above, partially offset by an increase in income tax expense. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first nine months of 2012 was $0.78 compared to diluted earnings per share from continuing operations of $0.64 for the first nine months of 2011.

Discontinued Operations

Net income from discontinued operations was $0.5 million in the first nine months of 2012, compared to net income from discontinued operations of $0.3 million in the first nine months of 2011. See Note 4 “Discontinued Operations” of this Quarterly Report on Form 10-Q for further information about our discontinued operations.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues decreased $0.3 million, or 0.1%, to $294.9 million for the first nine months of 2012 from $295.2 million for the first nine months of 2011. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements and software support and maintenance arrangements represented 25.1%, 50.4%, 19.1% and 5.4% of this segment’s revenues during the nine months ended September 30, 2012, respectively, compared to 20.3%, 49.9%, 25.8% and 4.0%, respectively, for the comparable period in 2011.

Of the overall $0.3 million decrease in revenues, $1.2 million was attributable to our full-time billable consultants, partially offset by an increase of $0.9 million related to our full-time equivalents. The overall decrease in revenues reflected a decrease in average billing rate and consultant utilization rate, partially offset by an increase in the number of full-time billable consultants. Performance-based revenues decreased $19.9 million to $56.3 million during the first nine months of 2012 from $76.2 million during the first nine months of 2011. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achieving the performance-based criteria.

Operating Income

Health and Education Consulting segment operating income decreased $2.1 million, or 2.2%, to $95.9 million in the nine months ended September 30, 2012 from $98.0 million in the nine months ended September 30, 2011. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 32.5% for the first nine months of 2012 from 33.2% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries, bonus and related expenses for both our revenue-generating and support personnel and meetings expense, partially offset by decreases in contractor expense and technology expense.

Legal Consulting

Revenues

Legal Consulting segment revenues increased $12.6 million, or 10.5%, to $133.4 million for the first nine months of 2012 from $120.8 million for the first nine months of 2011. Revenues from time-and-expense engagements, fixed-fee engagements, and support and maintenance arrangements represented 95.8%, 4.1% and 0.1% respectively, of this segment’s revenues during the nine months ended September 30, 2012. During the same period in 2011, revenues from time-and-expense engagements and fixed-fee engagements represented 93.4% and 6.6%, respectively, of this segment’s revenues.

Of the overall $12.6 million increase in revenues, $8.5 million was attributable to our full-time billable consultants and $4.1 million was attributable to our full-time equivalents. The increase in revenues reflected both an increase in demand for our advisory services as well as an increase in demand for our document review and electronic data discovery services. The increase in full-time billable consultant revenue reflected a higher average number of full-time billable consultants, higher consultant utilization and higher average billing rates. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents as well as an increase in average revenue per full-time equivalent.

Operating Income

Legal Consulting segment operating income increased by $1.5 million, or 4.6%, to $33.5 million in the nine months ended September 30, 2012 from $32.0 million in the nine months ended September 30, 2011. Segment operating margin decreased to 25.1% for the first nine months of 2012 from 26.5% in the same period last year. The decrease in this segment’s operating margin was attributable to higher salaries, bonuses and related expenses for our revenue-generating professionals and support personnel, technology expense and rent expense as a percentage of segment revenues, partially offset by lower contractor expense.

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $10.4 million, or 38.2%, to $16.8 million for the first nine months of 2012 from $27.2 million for the first nine months of 2011. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based arrangements represented 73.8%, 24.7%, and 1.5%, respectively, of this segment’s revenues during the first nine months of 2012. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based arrangements represented 76.2%, 21.5% and 2.3%, respectively, for the comparable period in 2011.

Of the overall $10.4 million decrease in revenues, $10.1 million was attributable to a decrease in revenues from our full-time billable consultants and $0.3 million was related to our full-time equivalents. The overall decrease in revenues reflects a lower average number of full-time billable consultants, lower consultant utilization and lower average billing rates during the first nine months of 2012, due primarily to lower demand for the Financial Consulting segment’s services.

Operating Income

Financial Consulting segment operating income decreased by $6.9 million to $1.7 million in the nine months ended September 30, 2012 compared to $8.6 million in the nine months ended September 30, 2011. Segment operating margin decreased to 9.9% for the first nine months of 2012 from 31.4% in the same period last year. This segment’s operating margin decreased primarily due to increased salaries and related expenses for our revenue-generating professionals as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $1.9 million, from $5.1 million at December 31, 2011 to $3.2 million at September 30, 2012. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Cash flows provided by operating activities totaled $40.4 million for the nine months ended September 30, 2012 and $54.9 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses and benefits to employees affect these account balances. The decrease in cash provided by operations in the first nine months of 2012 compared to the first nine months of 2011 was primarily attributable to higher direct costs and selling, general and administrative expenses and an increase in the amount paid for the annual performance bonuses during the first quarter of 2012, partially offset by higher income tax receivable collections during the period.

Cash used in investing activities was $68.7 million for the nine months ended September 30, 2012 and $34.5 million for the same period in the prior year. The use of cash in both periods included payments for businesses acquired in prior periods totaling $32.2 million and $23.9 million in the first nine months of 2012 and 2011, respectively. These payments for acquired businesses were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired based on the achievement of financial performance targets as specified in the related purchase agreements. During 2012, we also made payments of $21.6 million to the selling shareholders of newly acquired businesses. The use of cash in the first nine months of 2012 and 2011 also included purchases of property and equipment of $14.3 million and $10.5 million, respectively. We estimate that the cash utilized for capital expenditures in 2012 will be approximately $20 million, primarily for information technology related equipment and software and leasehold improvements. We also expect to continue to invest in capital expenditures related to our document review and processing business for information technology related equipment and software.

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement with various financial institutions, as amended by the first amendment to the credit agreement dated as of August 31, 2012 (collectively, the “2011 Credit Agreement”). The 2011 Credit Agreement replaced the previous Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein.

The 2011 Credit Agreement consists of a senior secured credit facility in an aggregate principal amount of $450.0 million comprised of a five-year revolving credit facility (“Revolver”) under which the Company may borrow from time to time up to $247.5 million and a $202.5 million five-year term loan facility (“Term Loan”) that was funded in a single advance on the closing date of the first amendment. The 2011 Credit Agreement provides for the option to increase the revolving credit facility in an aggregate amount of up to $50 million subject to certain requirements as defined in the 2011 Credit Agreement. The proceeds of the senior secured credit facility were used to refinance existing indebtedness and will continue to be used for working capital, capital expenditures, and other corporate purposes.

The obligations under the 2011 Credit Agreement are secured pursuant to a Security Agreement with Bank of America as Administrative Agent. The Security Agreement grants Bank of America, N.A. for the ratable benefit of the lenders under the 2011 Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors. The Revolver and Term Loan are also secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.

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

The Term Loan, as amended, is subject to scheduled quarterly amortization payments equal to 10.5% of the original principal balance in year one, 12.3% in year two, 13.0% in year three, 14.8% in year four, and 49.4% in year five, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is August 31, 2017, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on August 31, 2017.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At September 30, 2012, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.36 to 1.00, a leverage ratio of 2.07 to 1.00, and net worth greater than $150 million. Furthermore, based upon projected operating results, management estimates that we will meet the financial debt covenants at future covenant measurement dates. At December 31, 2011, we were also in compliance with our financial debt covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At September 30, 2012, outstanding letters of credit totaled $3.9 million and are primarily used as security deposits for our office facilities. As of September 30, 2012, the unused borrowing capacity under the 2011 Credit Agreement was $218.6 million. Borrowings outstanding under this credit facility at September 30, 2012 totaled $222.5 million. These borrowings carried a weighted average interest rate of 2.7%, including the effect of the interest rate swaps described in Note 9 “Derivative Instrument and Hedging Activity.” During the first nine months of 2012, the average daily outstanding balance under our credit facility was $216.9 million. All of the borrowings outstanding under the 2011 Credit Agreement are classified as long-term on our Consolidated Balance Sheets as the principal under the Revolver is not due until 2017 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2011 were $193.5 million and carried a weighted average interest rate of 3.3%.

See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of certain risks and uncertainties related to the 2011 Credit Agreement.

Future Needs

Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. We also have cash needs to service our credit facility and repay our term loan. We believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources will be adequate to fund our long-term growth, cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.

CONTRACTUAL OBLIGATIONS

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our contractual obligations since December 31, 2011 except as described below:

•

In connection with certain past business acquisitions, we were required to pay additional purchase consideration to the sellers if specific performance targets were met over a number of years as specified in the related purchase agreements. During the first half of 2012, we paid additional purchase consideration of $32.2 million to selling shareholders of businesses that we acquired as financial performance targets were met in 2011. As of September 30, 2012, we have no further obligations under these arrangements.

•	During the first nine months of 2012, our long-term borrowings increased from $193.5 million as of December 31, 2011 to $222.5 million as of September 30, 2012.

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

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At September 30, 2012, we had borrowings outstanding totaling $222.5 million that carried a weighted average interest rate of 2.7%. A hypothetical one percent change in this interest rate would have a $2.2 million effect on our pre-tax income.

On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective on February 29, 2012 and ending on April 14, 2016. We entered into this derivative instrument to continue hedging against the interest rate risks of our variable-rate borrowings described above. The swap had an initial notional amount of $56.6 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.9875%.

On May 30, 2012, we entered into an additional forward amortizing interest rate swap agreement effective on May 31, 2012 and ending on April 14, 2016. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap had an initial notional amount of $37.0 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.70%.

Including the impact of the above swap agreements, the effective interest rate on $87.5 million of our debt was 2.9% as of September 30, 2012.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of September 30, 2012.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc., and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as

“relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and is also seeking to recover an unspecified amount of civil penalties. On June 18, 2012, Huron filed a Summary Judgment motion for dismissal of the action in its entirety which is currently pending. We have conducted preliminary settlement discussions with the relator, and as a result we recorded a charge of $1.2 million in the second quarter of 2012, in accordance with FASB ASC Topic 450, “Contingencies.” No trial date has been set. We believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

Our 2004 Omnibus Stock Plan permits the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2012, we re-acquired 1,526 shares of common stock with a weighted average fair market value of $31.65 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Withheld to Satisfy Employee Tax Withholding Requirements	Weighted Average Fair Market Value Per Share Withheld	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2012	1,526	$31.65	N/A	N/A
August 2012	—	$—	N/A	N/A
September 2012	—	$—	N/A	N/A

Total	1,526	$31.65	N/A	N/A

N/A – Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

		Filed here- with	Incorporated by Reference
Exhibit Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	02/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		8-K		3.1	04/14/11

4.1	Specimen Stock Certificate.		S-1 (File No. 333- 115434)		4.1	10/5/04

10.1	Amendment No. 1 to the Credit Agreement, dated as of August 31, 2012, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.		8-K		10.1	09/4/12

10.2	Joinder Agreement, dated as of August 20, 2012, by and between LegalSource LLC and Bank of America, N.A., as Administrative Agent and Collateral Agent under the Amended and Restated Credit Agreement dated as of April 14, 2011 among Huron Consulting Group Inc., as Borrower, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. as Administrative Agent and Collateral Agent.		8-K		10.2	09/4/12

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date: October 31, 2012	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Financial Officer and Treasurer