Form 10-K
period 2012-12-31
Huron Consulting Group Inc.
filed 2013-02-21
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $709,200,000.

As of February 12, 2013, 22,919,001 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2012

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Annual Report on Form 10-K, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” These forward-looking statements reflect our current expectation about our future requirements and needs, results, levels of activity, performance, or achievements, including, without limitation, current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions continue to trend upward. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, recover from distress, leverage technology, process and review large amounts of complex data, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our professionals employ their expertise in healthcare administration, management, finance and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, governmental entities, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations.

Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants. In October 2004, we completed our initial public offering and became a publicly traded company. We have grown significantly since we commenced operations, increasing the number of our full-time employees from 249 as of May 31, 2002 to 2,283 as of December 31, 2012, through hiring and acquisitions of complementary businesses. Our significant acquisitions have included Stockamp & Associates, Inc. (“Stockamp”) in July 2008; Wellspring Partners, LLC in January 2007; and Glass & Associates, Inc. in January 2007.

We have hired experienced professionals from a variety of organizations, including the four largest public accounting firms, referred to as the Big Four, other consulting firms, and experienced professionals who are subject matter experts across the healthcare, education, legal and financial industries. As of December 31, 2012, we had 112 managing directors who have revenue-generating responsibilities. These individuals have an average of 26 years of business experience. We have a roster of project consultants and contractors who supplement our full-time revenue-generating employees on an as-needed basis.

Our headquarters are located in Chicago, Illinois, and we have other domestic and international offices, including those located in the following major metropolitan areas: Atlanta, Georgia; Boston, Massachusetts; Houston, Texas; London, United Kingdom; New York, New York; Portland, Oregon; San Diego, California; and Washington, D.C. We also have nine document review centers located in Chicago, Illinois; Gurgaon, India; Houston, Texas; London, United Kingdom; Miramar, Florida; Morrisville, North Carolina; New York, New York; Charlotte, North Carolina; and Washington, D.C., with approximately 1,500 workstations.

OUR SERVICES

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, recover from distress, leverage technology, process and review large amounts of data and stimulate growth. We team with our clients to deliver sustainable and measurable results.

We provide our services through three operating segments: Health and Education Consulting, Legal Consulting and Financial Consulting. For the year ended December 31, 2012, we derived 66.9%, 29.6% and 3.5% of our revenues from Health and Education Consulting, Legal Consulting and Financial Consulting, respectively.

In the first quarter of 2013, the Company reorganized its internal financial reporting structure. Under the new structure, the Company will begin reporting information as five operating segments: Huron Healthcare; Huron Education and Life Sciences; Huron Legal; Huron Financial; and an all other category.

Beginning in 2013, the current Health and Education Consulting segment will become two separate segments: Huron Healthcare and Huron Education and Life Sciences. These practices continue to share a significant number of academic medical center clients and will continue to closely collaborate in the market. The Legal Consulting segment will be referred to as Huron Legal and the Financial Consulting segment will be referred to as Huron Financial. The structure of the Legal Consulting and Financial Consulting segments remains unchanged. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment will be combined and disclosed in an all other category. While our consolidated results will not be impacted, we will restate our historical segment information during 2013 for consistent presentation.

For further financial information on our segment results, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 “Segment Information” under “Part II—Item 8. Financial Statements and Supplementary Data.”

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

This segment’s practices include:

•

Healthcare. Our healthcare practice provides integrated performance solutions for hospitals, health systems and academic medical centers. We partner with clients to deliver improvements to the bottom line by increasing revenues and the effectiveness of operations, through: (i) improving patient flow, utilization of technology, quality of care and patient satisfaction; (ii) reducing labor and non-labor costs and systemic inefficiencies; (iii) enhancing leadership and governance to promote transparency and employee satisfaction; and (iv) ensuring compliance with legislation and regulations in a rapidly-evolving healthcare environment.

•

Higher Education. Our higher education professionals have extensive industry knowledge and experience working with institutions on mission-critical business issues relating to the financial, operational, technological and regulatory aspects of higher education to develop and implement the most effective solutions. We provide comprehensive and customized service offerings in every aspect of higher education and healthcare administration to improve business performance across the entire organization. We serve research universities, academic medical centers, colleges and universities, research institutions, and international organizations. Our primary service areas include financial management and strategy, resource optimization, strategic sourcing and procurement transformation, performance improvement, interim staffing support, information technology planning and integration, risk management and regulatory compliance, research administration and technology supporting research administration, and global health and education.

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

Legal Consulting

Our Legal Consulting segment provides advisory and business services to assist law departments of major corporations and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services add value to organizations by helping reduce the amounts they spend on legal services and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management, including matter management, records management, document review and discovery services. Included in this segment’s offerings is our Integrated Analytics solution, which is designed to deliver an innovative, comprehensive process resulting in more affordable and predictable discovery costs.

This segment’s practices include:

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

•

Discovery and records management. We work with corporations and law firms to provide solutions to enhance their discovery process management and electronic discovery needs. One area of emphasis is helping clients choose and implement technology solutions that improve legal department operations, including litigation preparedness and litigation holds. We provide a full array of digital evidence, discovery, and records management services that include discovery process execution, electronic discovery services, computer forensics, data management, document processing, document review, records program development, records improvement planning and process, and program management, all aimed at reducing costs, coordinating matters and people, streamlining processes and reducing risks. With our Integrated Analytics offering, we provide an innovative, comprehensive e-discovery process with a high degree of accuracy, increased transparency and a capped-cost pricing model. With our state-of-the-art facilities, including a Data Analytics Center, we blend technology and an integrated process to provide a work product that outperforms more traditional methods.

Financial Consulting

Our Financial Consulting segment provides financial advisory, restructuring and turnaround, interim management, valuation, forensic and litigation, and operational improvement consulting services to companies in transition, boards of directors, and investors and lenders. For companies in financial distress, we work with management to assess the viability of their business, to develop and implement a turnaround plan that will improve cash flow, and implement a debt-restructuring plan to improve the balance sheet. In some instances, we serve in interim management roles. When out-of-court solutions are not achievable, we assist clients in preparing for Chapter 11 bankruptcy filings and with all aspects of the bankruptcy process by gathering, analyzing, and presenting financial and business information needed to achieve successful reorganizations. We also provide claims management services to help companies process and analyze complex and voluminous claims filed in bankruptcies and related litigation matters. We have an array of services that are flexible and responsive to event—and transaction-based needs across industries. Our professionals draw on career experience gathered from operations, lending, investment banking, portfolio and asset management, public accounting, and management consulting to provide practical business solutions.

OUR CLIENTS AND INDUSTRIES

We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, governmental entities, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations. In 2012, we served over 800 clients, including approximately 170 new clients. Our top ten clients represented approximately 34.0%, 35.1%, and 31.8% of our revenues in the years ended December 31, 2012, 2011 and 2010, respectively. No single client accounted for more than 10% of our revenues in 2012, 2011 or 2010.

Our clients are in a broad array of industries, including healthcare, education, professional services, pharmaceutical, technology, transportation services, telecommunications, financial services, electronics, consumer products, governmental, energy and utilities and industrial manufacturing. We believe organizations will continue to face complex challenges in the current economic environment. Moreover, greater competition and regulation, particularly as a result of healthcare reform, the proliferation of documents, and the changes within the education space will present significant operational and financial challenges for organizations in a variety of these industries. Many organizations are finding themselves in financial distress and are responding to these challenges by restructuring and reorganizing their businesses and capital structures, while financially healthy organizations are striving to maintain their market positions and capitalize on opportunities by improving operations, reducing costs, and enhancing revenues. In addition, organizations have limited dedicated resources to respond effectively to the challenges and opportunities that exist today. Consequently, we believe these organizations will increasingly seek to augment their internal resources with experienced independent consultants such as us.

EMPLOYEES

Our ability to bring the right expertise together to address client issues requires a willingness to work and think outside the bounds of a single practice or specialty. Our success depends on our ability to attract, retain, and develop highly talented professionals by creating a work environment where both individuals and teams thrive and individuals are rewarded not only for their own contributions but also for the success of our organization as a whole. To accomplish these goals and recognize superior performance, we have adopted a comprehensive rewards program incorporating compensation incentives, training and development opportunities and interactive performance management.

As of December 31, 2012, we had 2,283 full-time employees, including 112 revenue-generating managing directors and 20 non-revenue-generating managing directors and corporate vice presidents, as well as directors, managers, associates, analysts and assistants. Our revenue-generating managing directors serve clients as advisors and engagement team leaders, originate revenue by developing new and existing client relationships, and work to strengthen our intellectual capital, develop our people and enhance our reputation. Our revenue-generating directors and managers manage day-to-day client relationships and oversee the delivery and quality of our work product. Our revenue-generating associates and analysts gather and organize data, conduct detailed analyses and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. Our non-revenue-generating employees include our senior management team and the professionals who work in our facilities, finance, human resources, information technology, legal and marketing departments.

In addition to our full-time employees, we engage project consultants and contractors who supplement our full-time revenue-generating employees on an as-needed basis. These individuals, many of whom have legal or financial credentials along with prior corporate experience, work variable schedules and are readily available to meet our clients’ needs. Utilizing these project consultants and contractors allows us to maintain a pool of talent with a variable cost structure that enables us to adapt quickly to market demands.

We support our employees’ career progression through established training and development programs. We employ structured orientation and training programs for new employees to enable a more effective assimilation into the company. “Milestone” programs are offered to recently promoted employees to support their transition to a new role with greater responsibility. In addition to “milestone” programs, we offer a variety of leadership development programs for those we deem capable of taking on broader roles in the organization. We provide a variety of continuing education opportunities to our employees, including formal classroom environments, on-line courses, and webinars to further develop employees’ technical knowledge and ability to work cooperatively and coach others. We encourage our employees to enhance their professional skills through outside courses that certify their technical skills and to pursue certain advanced degrees. Employees are assigned internal performance coaches to help them establish personal development goals, including identifying opportunities for professional development, formal training, and technical skill certifications.

Our compensation plan includes a competitive base salary structure, performance incentives and benefits. Under our performance management plan, directors, managers, associates and analysts set goals each year with a performance coach. These goals are aligned with our corporate business goals as well as individual interests and development needs. Managing directors set goals with their executive performance coach using a “balanced scorecard.” The incentive compensation plan balances the importance of teamwork with recognition of individual performance. Our incentive compensation is tied to both team and individual performance. Incentives for managing directors are based on their individual performance and contribution to their teams, their practice and our business as a whole. Funding of the incentive pool is based on our achievement of annual corporate financial goals and the relevant practice’s achievement of its financial goals. In 2010 we implemented a new managing director compensation plan to attract and retain senior practitioners. It incorporates targeted compensation levels based on performance with equity as a core component of compensation for every managing director. This approach is intended to encourage retention, align the interests of our managing directors with shareholders and help managing directors build wealth over time. Our benefit programs are designed to be both comprehensive and tailored to our employee population. Through our health, disability, retirement, stock purchase programs and other standard benefit programs, we provide a core sense of security for our employees. We also have in place a travel benefit to recognize the significant travel commitment of our workforce and wellness benefits to support our employees in maintaining a healthy lifestyle.

BUSINESS DEVELOPMENT AND MARKETING

Our business development activities are aimed at developing relationships and building a strong brand reputation with key sources of business and referrals, especially hospital and university administrators, top-tier law firms and the offices of the chief executive officer, chief financial officer, and general counsel of organizations. We believe that excellent service delivery to clients is critical to building and maintaining relationships and our brand reputation, and we emphasize the importance of client service to all of our employees.

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

We also host, participate in and sponsor conferences that facilitate client development opportunities, promote brand recognition, and showcase our expertise in the industry. For example, during 2012, we hosted such events as the 2012 CEO Forum—Guiding the Healthcare Enterprise Through Unprecedented Change, multiple webinars on Clinical Research Management, Cost Savings in E-Discovery briefings produced through The Huron Legal Institute, as well as numerous other industry webinars and client events. Additionally, we participated in or sponsored numerous conferences for organizations such as National Council of University Research Administrators (NCURA), Association of Corporate Counsel (ACC), Turnaround Management Association (TMA), Health Care Compliance Association (HCCA), ALM (ALM Media Properties, LLC), Center for Business Intelligence (CBI), The Health Management Academy, and the Healthcare Financial Management Association (HFMA). These events provide a forum to build and strengthen client relationships, as well as to stay abreast of industry trends and developments.

We have a centralized marketing department with marketing professionals assigned to each of our practices. These professionals coordinate traditional marketing programs, such as participation in industry events, sponsorship of conferences, development and management of advertising campaigns, development of case studies, and creation and publication of articles in industry publications and newsletters to actively promote our name and capabilities. The marketing department also manages the content delivery on Huron’s website, develops collateral materials, performs research and provides request for proposal support as well as database management to support sales efforts.

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

We believe the principal competitive factors in our market include firm and consultant reputations, the ability to attract and retain top professionals, client and law firm referrals, the ability to manage engagements effectively and the ability to be responsive and provide high quality services. There is also competition on price, although to a lesser extent due to the critical nature of many of the issues that the types of services we offer address. Many of our competitors have a greater geographic footprint, including a broader international presence and name recognition, as well as have significantly greater number of personnel, financial, technical and marketing resources than we do. We believe that our experience, reputation, industry focus, and a broad range and balanced portfolio of service offerings enable us to compete favorably and effectively in the consulting marketplace.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website, www.huronconsultinggroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. Further, we must successfully maintain the right mix of professionals with relevant experience and skill sets as we continue to grow, as we expand into new service offerings, and as the market evolves. The loss of a significant number of our professionals, the inability to attract, hire, develop, train and retain additional skilled personnel, or failure to maintain the right mix of professionals could have a serious negative effect on us, including our ability to manage, staff and successfully complete our existing engagements and obtain new engagements. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other consulting firms and accounting firms, as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Therefore, we may not be successful in attracting and retaining the skilled consultants we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.

Additional hiring, departures, business acquisitions and dispositions could disrupt our operations, increase our costs or otherwise harm our business.

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire or successfully integrate new employees and acquired businesses without substantial expense, delay or other operational or financial obstacles. From time to time, we will evaluate the total mix of services we provide and we may conclude that businesses may not achieve the results we previously expected. For example, in the second quarter of 2010 we wound down our Japan operations, in the third quarter of 2010 we exited the Disputes and Investigations practice and Utilities Consulting practice, and in the fourth quarter of 2011 we disposed of our Accounting Advisory practice. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition, as well as any disposition, including those we have completed so far. New acquisitions could also negatively impact existing practices and cause current employees to depart. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:

•	the diversion of management’s time, attention and resources from managing and marketing our company;

•	the failure to retain key acquired personnel or existing personnel who may view the acquisition unfavorably;

•	the potential loss of clients of acquired businesses;

•	the need to compensate new employees while they wait for their restrictive covenants with other institutions to expire;

•	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

•	increased costs to improve, coordinate or integrate managerial, operational, financial and administrative systems;

•	the potential assumption of liabilities of an acquired business;

•	the usage of earn-outs based on the future performance of our business acquisitions may deter the acquired company from fully integrating into our existing business;

•	the perception of inequalities if different groups of employees are eligible for different benefits and incentives or are subject to different policies and programs; and

•

difficulties in integrating diverse backgrounds and experiences of consultants, including if we experience a transition period for newly hired consultants that results in a temporary drop in our utilization rates or margins.

All of our prior acquisitions were accounted for as purchases, some of which involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of operations. In 2012 and 2011, we took aggregate goodwill impairment charges of $13.1 million and $22.0 million, respectively, relating to our Financing Consulting segment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our amortization charges in future periods.

Also, selling practices and shutting down operations present similar challenges in a service business. Divestitures not only require management’s time, but they can impair existing relationships with clients or otherwise affect client satisfaction, particularly in situations where the divestiture eliminates only part of the complement of consulting services provided to a client. If we fail to successfully address these risks, our ability to compete may be impaired and our results of operations may be adversely affected.

Changes in capital markets, legal or regulatory requirements and general economic or other factors beyond our control could reduce demand for our services, in which case our revenues and profitability could decline.

A number of factors outside of our control affect demand for our services. These include:

•	fluctuations in U.S. and global economies in general and the strength and rate of any general economic recovery from the 2008-2009 economic recessions experienced by the U.S. and other countries;

•	the U.S. or global financial markets and the availability, costs and terms of credit;

•	changes in laws and regulations; and

•	other economic factors and general business conditions.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets, regulatory and business environment could have on our operations.

If we are unable to manage fluctuations in our business successfully, we may not be able to sustain profitability.

We have grown significantly since we commenced operations, increasing the number of our full-time professionals from 249 as of May 31, 2002 to 2,283 as of December 31, 2012. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures and controls and will continue to do so in the near future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting and other systems, procedures and controls, which could increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

Although we have generated positive earnings since we became a public company, we may not sustain profitability in the future. Additionally, the nature of our services and the general economic environment makes it difficult to predict our future operating results. To sustain profitability, we must:

•	attract, integrate, retain and motivate highly qualified professionals;

•	achieve and maintain adequate utilization and suitable billing rates for our revenue-generating professionals;

•	expand our existing relationships with our clients and identify new clients in need of our services;

•	successfully resell engagements and secure new engagements every year, which may prove to be difficult in light of the current adverse economic conditions;

•	maintain and enhance our brand recognition; and

•	adapt quickly to meet changes in our markets, our business mix, the economic environment, the credit markets, and competitive developments.

Our business is becoming increasingly dependent on information technology and will require additional investments in order to grow and meet the demands of our clients.

We depend on the use of sophisticated technologies and systems. Some of our practices provide services that are increasingly dependent on the use of software applications and systems that we do not own and could become unavailable. Moreover, our technology platforms will require continuing investments by us in order to expand existing service offerings and develop complementary services. A portion of our business, in which we utilize third-party software technology, has grown over the last few years and now represents a substantial portion of our total revenues. If third-party software technology that is important to our business does not continue to be available to us, or does not continue to be available to us on commercially reasonable terms, we may be unable to provide certain services to clients on a cost-efficient and timely basis, which may harm our financial condition and operating results. Our future success depends on our ability to adapt our services and infrastructure while continuing to improve the performance, features and reliability of our services in response to the evolving demands of the marketplace.

We could experience system failures, service interruptions, or security breaches that could negatively impact our business.

Our organization is comprised of employees who work on matters throughout the United States and overseas. Our technology platform is a “virtual office” from which we all operate. We may be subject to disruption to our operating systems from technology events that are beyond our control, including the possibility of failures at third-party data centers, disruptions to the Internet, natural disasters, power losses and malicious attacks. In addition, despite the implementation of security measures, our infrastructure and operating systems, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including implementation of system security measures, information backup and disaster recovery processes, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. We will need to continue to invest in technology in order achieve redundancies necessary to prevent service interruptions. Access to our systems as a result of a security breach, the failure of our systems, or the loss of data could result in legal claims or proceedings, liability or regulatory penalties and disrupt operations, which could adversely affect our business and financial results.

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

•	compliance with additional U.S. regulations and those of other nations applicable to international operations;

•	cultural and language differences;

•	employment laws and rules and related social and cultural factors;

•	losses related to start-up costs, lack of revenue, higher costs due to low utilization and delays in purchase decisions by prospective clients;

•	currency fluctuations between the U.S. dollar and foreign currencies, which are harder to predict in the current adverse global economic climate;

•	restrictions on the repatriation of earnings;

•	potentially adverse tax consequences and limitations on our ability to utilize loses generated in our foreign operations;

•	different regulatory requirements and other barriers to conducting business;

•	different or less stable political and economic environments;

•	greater personal security risks for employees traveling to or located in unstable locations; and

•	civil disturbances or other catastrophic events.

Further, conducting business abroad subjects us to increased regulatory compliance and oversight. For example, in connection with our international operations, we are subject to laws prohibiting certain payments to governmental officials, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act. The provisions of the U.K. Bribery Act may apply outside of the U.K. and due to our U.K. based subsidiaries, we and our employees could be subject to liability for alleged activities involving bribery even if such activities were to take place outside of the U.K. A failure to comply with applicable regulations could result in regulatory enforcement actions as well as substantial civil and criminal penalties assessed against us and our employees.

Our obligations under the Credit Agreement are secured by a pledge of certain of the equity interests in our subsidiaries and a lien on substantially all of our assets and those of our subsidiary grantors. If we default on these obligations, our lenders may foreclose on our assets, including our pledged equity interest in our subsidiaries.

On April 14, 2011, we entered into a security agreement with Bank of America (the “Security Agreement”) in connection with our entry into the Amended and Restated Credit Agreement, dated as of April 14, 2011 and amended on August 31, 2012 (the “2011 Credit Agreement”). Pursuant to the Security Agreement and to secure our obligations under the 2011 Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. This first-priority lien is in addition to the existing pledge (the “Equity Pledge”) that we previously granted to our lenders of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries. If we default on our obligations under the 2011 Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Equity Pledge and on their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, the covenants contained in the 2011 Credit Agreement impose restrictions on our ability to engage in certain activities, such as the incurrence of additional indebtedness, certain investments, certain acquisitions and dispositions and the payment of dividends.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable-rate debt, and adversely affect our financial results.

At December 31, 2012, we had outstanding borrowings totaling $192.5 million. Our indebtedness could have meaningful consequences for us, including:

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

If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our consultants, our financial results could materially suffer. In addition, our consultants oftentimes perform services at the physical locations of our clients. If there are natural disasters, disruptions to travel and transportation or problems with communications systems, our ability to perform services for, and interact with, our clients at their physical locations may be negatively impacted which could have an adverse effect on our business and results of operations.

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future as a result of certain factors, some of which may be outside of our control.

A key element of our strategy is to market our products and services directly to large healthcare providers, such as health systems and acute care hospitals and to increase the number of our products and services utilized by existing clients. The sales cycle for some of our products and services is often lengthy and may involve significant commitment of client personnel. As a consequence, the commencement date of a client engagement often cannot be accurately forecasted. As discussed below, certain of our client contracts contain terms that result in revenue that is deferred and cannot be recognized until the occurrence of certain events. As a result, the period of time between contract signing and recognition of associated revenue may be lengthy, and we are not able to predict with certainty the period in which revenue will be recognized.

Certain of our contracts provide that some portion or all of our fees are at risk if our services do not result in the achievement of certain financial performance targets. To the extent that any revenue is contingent upon the achievement of a performance target, we only recognize revenue upon client confirmation that the performance targets have been achieved. If a client fails to provide such confirmation in a timely manner, our ability to recognize revenue will be delayed.

Other fluctuations in our quarterly results of operations may be due to a number of other factors, some of which are not within our control, including:

•	the timing and volume of client invoices processed and payments received, which may affect the fees payable to us under certain of our engagements;

•	client decisions regarding renewal or termination of their contracts;

•	the amount and timing of costs related to the development or acquisition of technologies or businesses; and

•	unforeseen legal expenses, including litigation and settlement costs.

We base our annual employee bonus expense upon our expected annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for that year. If we experience lower adjusted EBITDA in a quarter without a corresponding change to our full year adjusted EBITDA expectation, our estimated bonus expense will not be reduced, which will have a negative impact on our quarterly results of operations for that quarter. Our quarterly results of operations may vary significantly and period-to-period comparisons of our results of operations may not be meaningful. You should not rely on the results of one quarter as an indication of future performance. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially.

Our business performance might not be sufficient for us to meet the full-year financial guidance that we provide publicly.

We provide full-year financial guidance to the public based upon our expectations regarding our financial performance. While we believe that our annual financial guidance provides investors and analysts with insight to our view of the company’s future performance, such financial guidance is based on assumptions that may not always prove to be accurate and may vary from actual results. If we fail to meet the full-year financial guidance that we provide, or if we find it necessary to revise such guidance during the year, the market value of our common stock could be adversely affected.

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

The health care industry is an area of significant focus for our business, and factors that adversely affect the financial condition of the health care industry could consequently affect our business.

We derive a significant portion of our revenue from clients in the health care industry. As a result, our financial condition and results of operations could be adversely affected by conditions affecting the health care industry generally and hospitals and health systems particularly. The health care industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us or our clients to incur additional costs and could restrict our or our clients’ operations. Many healthcare laws are complex and their application to us, our clients, or the specific services and relationships we have with our clients are not always clear. In addition, federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Due to the significant implementation issues arising under these laws, it is unclear what long-term effects they will have on the health care industry and in turn on our business, financial condition, and results of operations. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business.

There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of health care organizations, such as reimbursement policies for health care expenses, federal and state budgetary considerations, consolidation in the health care industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications of our products and services (which would require additional time and investment) or we could suffer reductions in demand for our products and services as a result of changes in regulations affecting the health care industry, such as changes in the way that health care organizations are paid for their services (e.g. based on patient outcomes instead of services provided).

In addition, state tax authorities have challenged the tax-exempt status of some hospitals and other healthcare facilities claiming such status on the basis that they are operating as charitable and/or religious organizations. If the tax exempt status of any of our clients is revoked or compromised by new legislation or interpretation of existing legislation, that client’s financial health could be adversely affected, which could adversely impact demand for our services, our sales, revenue, financial condition and results of operations.

Our ability to maintain and attract new business and talented personnel depends upon our reputation, the professional reputation of our revenue-generating employees and the quality of our services.

As a professional services firm, our ability to secure new engagements and retain and attract talented personnel depends heavily upon our reputation and the individual reputations of our professionals. Any factor that diminishes our reputation or that of our employees, including not meeting client expectations or misconduct by our employees, could make it substantially more difficult for us to attract new engagements, clients and employees. Similarly, because we obtain many of our new engagements from former or current clients or from referrals by those clients or by law firms that we have worked with in the past, any client that questions the quality of our work or that of our consultants could impair our ability to secure additional new engagements and clients.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2012, 2011, and 2010, fixed-fee engagements represented 34.7%, 35.4%, and 40.3%, respectively, of our revenues.

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.

We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually defined goals. The achievement of these contractually-defined goals is subject to acknowledgement by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. The percentage of our revenues derived from performance-based fees for the years ended December 31, 2012, 2011, and 2010 was 14.2%, 17.6%, and 11.6%, respectively. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.

A significant portion of our revenues is derived from a limited number of clients, and our engagement agreements, including those related to our largest clients, can be terminated by our clients with little or no notice and without penalty, which may cause our operating results to be unpredictable.

As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our ten largest clients accounted for approximately 34.0%, 35.1%, and 31.8% of our revenues for the years ended December 31, 2012, 2011, and 2010, respectively. No single client accounted for more than 10% of our revenues in 2012, 2011, or 2010. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year and a major client in one fiscal period may not require or decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

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

Our engagements typically involve complex analyses and the exercise of professional judgment. As a result, we are subject to the risk of professional liability. From time to time, lawsuits with respect to our work are pending. Litigation alleging that we performed negligently or breached any other obligations could expose us to significant legal liabilities and, regardless of outcome, is often very costly, could distract our management, could damage our reputation and could harm our financial condition and operating results. In addition, certain of our engagements, including interim management engagements and corporate restructurings, involve greater risks than other consulting engagements. We are not always able to include provisions in our engagement agreements that are designed to limit our exposure to legal claims relating to our services. While we attempt to identify and mitigate our exposure with respect to liability arising out of our consulting engagements, these efforts may be ineffective and an actual or alleged error or omission on our part or the part of our client or other third parties in one or more of our engagements could have an adverse impact on our financial condition and results of operations. In addition, we carry professional liability insurance to cover many of these types of claims, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense. For example, we provide services on engagements in which the impact on a client may substantially exceed the limits of our errors and omissions insurance coverage. If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability.

The consulting services industry is highly competitive and we may not be able to compete effectively.

The consulting services industry in which we operate includes a large number of participants and is intensely competitive. We face competition from other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, regional and specialty consulting firms, the internal professional resources of organizations and legal services providers. In addition, because there are relatively low barriers to entry, we expect to continue to face additional competition from new entrants into the business operations and financial consulting industries. Competition in the healthcare sector is particularly intense as many of our competitors are seeking to expand their market share in this sector. Many of our competitors have a greater national and international presence, as well as have significantly greater number of personnel, financial, technical and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Some of our competitors may also have lower overhead and other costs and, therefore, may be able to more effectively compete through lower cost service offerings. Our ability to compete also depends in part on the ability of our competitors to hire, retain and motivate skilled professionals, the price at which others offer comparable services, the ability of our competitors to offer new and valuable products and services to clients, and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.

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

As of December 31, 2012, our principal executive offices in Chicago, Illinois, consisted of approximately 109,000 square feet of office space, under a lease expiring September 2024. We have one five-year renewal option that will allow us to continue to occupy this office space until September 2029. This facility accommodates our executive team and corporate departments, as well as professionals in each of our practices. Additionally, we occupy leased facilities for our other domestic and international offices, including those located in the following major metropolitan areas: Atlanta, Georgia; Boston, Massachusetts; Houston, Texas; London, United Kingdom; New York City, New York; Portland, Oregon; San Diego, California; and Washington, D.C. We also occupy leased facilities for our nine document review centers located in Chicago, Illinois; Gurgaon, India; Houston, Texas; London, United Kingdom; Miramar, Florida; Morrisville, North Carolina; New York City, New York; Charlotte, North Carolina; and Washington, D.C., totaling approximately 1,500 workstations. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.	LEGAL PROCEEDINGS.

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On June 18, 2012, Huron filed a Summary Judgment motion which, if won, would have the effect of dismissing the action in its entirety. The Summary Judgment motion is currently pending. We have conducted preliminary settlement discussions with the relator, and as a result we recorded a charge of $1.2 million in the second quarter of 2012, in accordance with FASB ASC Topic 450, “Contingencies.” No trial date has been set. We believe that the claims are without merit and, absent reasonable settlement, intend to vigorously defend ourselves in this matter.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “HURN.” The following table sets forth, on a per share basis and for the periods indicated, the high and low sale prices for our common stock as reported by The NASDAQ Stock Market.

	High	Low
2011:
First Quarter	$29.85	$24.00
Second Quarter	$31.63	$25.30
Third Quarter	$34.50	$27.19
Fourth Quarter	$39.95	$29.66
2012:
First Quarter	$40.84	$35.80
Second Quarter	$40.00	$28.49
Third Quarter	$36.53	$28.90
Fourth Quarter	$36.16	$28.51

Holders

As of February 12, 2013, there were 21 registered holders of record of Huron’s common stock. A number of the Company’s stockholders have their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.

Dividends

We have not declared or paid dividends on our common stock since we became a public company. Our board of directors re-evaluates this policy periodically. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, terms of our financing arrangements and such other factors as the board of directors deems relevant. In addition, our 2011 Credit Agreement restricts dividends to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included elsewhere in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan on a prospective basis, permit the withholding of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2012, we withheld 17,289 shares of common stock with a weighted average fair market value of $32.66 as a result of such tax withholdings as presented in the table below. We do not have any publicly announced share repurchase plans or programs.

Period	Total Number of Shares Withheld to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Withheld	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012	1,833	$34.82	N/A	N/A
November 1, 2012 – November 30, 2012	4,355	$31.66	N/A	N/A
December 1, 2012 – December 31, 2012	11,101	$32.70	N/A	N/A

Total	17,289	$32.66	N/A	N/A

N/A – Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA.

We have derived the following selected consolidated financial data as of and for the years ended December 31, 2008 through 2012 from our Consolidated Financial Statements. The following data reflects the business acquisitions that we have completed through December 31, 2012. The results of operations for acquired businesses have been included in our results of operations since the date of their acquisitions. The following data also reflects the classification of discontinued operations as of December 31, 2012, as discussed below. See also Note 3 “Discontinued Operations” under “Part II – Item 8. Financial Statements and Supplementary Data” for additional information. Amounts previously reported on the Statements of Operations for fiscal years 2008 through 2010 have been reclassified in accordance with the discontinued operations section of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements.” The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues and reimbursable expenses:
Revenues	$625,961	$606,314	$515,668	$526,047	$430,247
Reimbursable expenses	55,764	51,580	43,350	42,577	44,034

Total revenues and reimbursable expenses	681,725	657,894	559,018	568,624	474,281
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	384,884	376,084	317,025	316,180	256,094
Intangible assets amortization	3,809	5,364	4,125	4,695	6,629
Reimbursable expenses	55,772	51,673	43,223	42,591	44,050

Total direct costs and reimbursable expenses	444,465	433,121	364,373	363,466	306,773
Operating expenses:
Selling, general and administrative	125,266	119,325	111,530	115,914	114,737
Restructuring charges	4,004	3,829	4,062	2,234	2,102
Restatement related expenses	1,785	4,579	8,666	17,490	—
Litigation settlements, net	1,150	1,096	17,316	—	—
Depreciation and amortization (1)	18,529	18,524	18,372	21,483	20,634
Goodwill impairment charges	13,083	21,973	—	8,034	—

Total operating expenses	163,817	169,326	159,946	165,155	137,473
Other gains	—	—	—	2,687	—

Operating income	73,443	55,447	34,699	42,690	30,035
Other income (expense), net:
Interest expense, net of interest income	(8,223)	(12,259)	(14,402)	(12,256)	(13,775)
Other income (expense), net	428	(78)	262	1,883	(2,775)

Total other expense, net	(7,795)	(12,337)	(14,140)	(10,373)	(16,550)

Income from continuing operations before income tax expense	65,648	43,110	20,559	32,317	13,485
Income tax expense	29,695	21,629	13,132	18,668	14,707

Net income (loss) from continuing operations	35,953	21,481	7,427	13,649	(1,222)
Income (loss) from discontinued operations (including (loss) gain on disposal of ($1.9) million, $1.2 million and ($0.4) million in 2011, 2010 and 2009, respectively), net of tax	475	(962)	1,098	(46,522)	11,303

Net income (loss)	$36,428	$20,519	$8,525	$(32,873)	$10,081

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2012	2011	2010	2009	2008
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$1.64	$1.01	$0.36	$0.68	$(0.07)
Income (loss) from discontinued operations, net of tax	$0.02	$(0.05)	$0.05	$(2.31)	$0.62

Net income (loss)	$1.66	$0.96	$0.41	$(1.63)	$0.55
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$1.61	$0.99	$0.36	$0.66	$(0.07)
Income (loss) from discontinued operations, net of tax	$0.02	$(0.04)	$0.05	$(2.26)	$0.62

Net income (loss)	$1.63	$0.95	$0.41	$(1.60)	$0.55
Weighted average shares used in calculating net earnings (loss) per share:
Basic	21,905	21,324	20,546	20,114	18,257
Diluted	22,285	21,676	20,774	20,526	18,257

Consolidated Balance Sheet Data (in thousands):	As of December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents(2)	$25,162	$5,080	$6,347	$6,459	$14,106
Working capital	$83,647	$41,822	$34,455	$(210)	$12,904
Total assets	$787,850	$786,644	$788,983	$754,215	$779,597
Long-term debt (3)	$192,500	$193,500	$257,000	$219,005	$280,204
Total stockholders’ equity(4)	$445,321	$396,789	$348,372	$326,989	$319,026

(1)	Intangible assets amortization relating to customer contracts, certain client relationships and software is presented as a component of total direct costs. Depreciation, amortization of leasehold improvements and amortization of other intangible assets are presented as a component of operating expenses.
(2)	Includes cash from discontinued operations of $76 thousand, $744 thousand and $1,702 thousand as of December 31, 2010, 2009 and 2008, respectively.
(3)	Consists of bank borrowings and capital lease obligations, net of current portions.
(4)	We have not declared or paid dividends on our common stock in the periods presented above. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividends.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with the information under “Part II-Item 6. Selected Financial Data,” and our historical audited Consolidated Financial Statements and related notes appearing under “Part II—Item 8. Financial Statements and Supplementary Data.” The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and involves numerous risks and uncertainties, including, without limitation, those described under “Part I-Item 1A. Risk Factors” and “Forward-Looking Statements” of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, recover from distress, leverage technology, process and review large amounts of complex data and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our professionals employ their expertise in healthcare administration, management, finance and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, governmental entities, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations.

We provide our services and manage our business under three operating segments: Health and Education Consulting, Legal Consulting, and Financial Consulting. See “Part I—Item 1. Business – Overview – Our Services” included elsewhere in this Annual Report on Form 10-K for a detailed discussion of our three segments. In the first quarter of 2013, the Company reorganized its internal financial reporting structure. Under the new structure, the Company will begin reporting information as five operating segments: Huron Healthcare; Huron Education and Life Sciences; Huron Legal; Huron Financial; and an all other category.

Beginning in 2013, the current Health and Education Consulting segment will become two separate segments: Huron Healthcare and Huron Education and Life Sciences. These practices continue to share a significant number of academic medical center clients and will continue to closely collaborate in the market. The Legal Consulting segment will be referred to as Huron Legal and the Financial Consulting segment will be referred to as Huron Financial. The structure of the Legal Consulting and Financial Consulting segments remains unchanged. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment will be combined and disclosed in an all other category. While our consolidated results will not be impacted, we will restate our historical segment information during 2013 for consistent presentation.

See Note 3 “Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for additional information about our discontinued operations.

How We Generate Revenues

A large portion of our revenues is generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, all of whom work variable schedules as needed by our clients. Other professionals include specialized finance and operational consultants and our document review and electronic data discovery groups, as well as full-time employees who provide software support and maintenance services to our clients. Our document review and electronic data discovery groups generate revenues primarily based on number of hours worked and units produced, such as pages reviewed or amount of data processed. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 47.7%, 44.2% and 45.9% of our revenues in 2012, 2011 and 2010, respectively.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. For the years ended December 31, 2012, 2011 and 2010, fixed-fee engagements represented approximately 34.7%, 35.4% and 40.3%, respectively, of our revenues.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 14.2%, 17.6% and 11.6% of our revenues in 2012, 2011 and 2010, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35. Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.4%, 2.8% and 2.2% of our revenues in 2012, 2011 and 2010, respectively.

Our quarterly results are impacted principally by our full-time consultants’ utilization rate, the billing rates we charge our clients, the number of our revenue-generating professionals who are available to work and the amount of performance-based fees recognized, which often vary significantly between quarters. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period.

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

Total direct costs

Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include salaries, performance bonuses, payroll taxes and benefits for revenue-generating professionals, legal consulting facilities and technology costs, as well as fees paid to independent contractors that we retain to supplement these professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and performance-based share awards granted to our revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four to five years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense may increase in the future. Total direct costs also include intangible asset amortization relating to customer contracts, certain customer relationships, and software.

Operating expenses

Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes and benefits, as well as share-based compensation for our non-revenue-generating professionals. Compensation for share-based awards is amortized on a straight-line basis over the requisite service period, which is generally four to five years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense may increase in the future. Also included in this category are sales and marketing related expenses, rent and other office-related expenses, professional fees, recruiting and training expenses, restatement-related expenses, restructuring charges, litigation settlement expenses and goodwill impairment charges. Other operating expenses include depreciation and certain amortization expenses not included in total direct costs.

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

Revenue Recognition

We recognize revenues in accordance with FASB ASC Topic 605, “Revenue Recognition.” Under FASB ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under three types of billing arrangements: time-and-expense, fixed-fee, and performance-based.

Time-and-expense billing arrangements require the client to pay based on the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense arrangements as the related services are rendered.

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

Carrying Values of Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. FASB ASC Topic 350, “Intangibles—Goodwill and Other,” requires goodwill to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. In accordance with FASB ASC Topic 350, we have determined our reporting units to be the Health and Education Consulting, Legal Consulting and Financial Consulting segments. Our policy is to perform the annual goodwill impairment test as of November 30th each year. In testing for a potential impairment of goodwill, we estimate the fair value of our reporting units and compare this fair value to the carrying value of the reporting units. We tested our goodwill for impairment two times during 2012, as follows:

•

In the second quarter of 2012, our Financial Consulting segment leadership undertook several initiatives intended to improve the reporting unit’s financial performance. While the reporting unit’s third quarter financial results improved over the second quarter results, the progress of the financial, operational, and business development improvements was not in line with our expectations, causing us to believe that the likely time frame to improve the reporting unit’s performance would be longer than originally anticipated. Therefore, we concluded that the carrying value of the reporting unit likely exceeded its fair value and, in connection with the preparation of our financial statements for the quarter ended September 30, 2012, we performed an interim impairment test. Our goodwill impairment test was performed using the quantitative two-step process required by FASB ASC Topic 350. In the first step, we compared the fair value of the Financial Consulting segment with its net book value (or carrying amount), including goodwill. Based on the result of the first step, we determined that the fair value of our Financial Consulting segment was less than its carrying value as of September 30, 2012 and, as such, we applied the second step of the goodwill impairment test to this reporting unit. The second step compared the implied fair value of the Financial Consulting segment’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Based on the result of this second step of the goodwill impairment analysis, we recorded a $13.1 million non-cash pretax charge to reduce the carrying value of goodwill in our Financial Consulting segment.

•

Pursuant to our policy and in accordance with FASB ASC Topic 350, we performed our annual goodwill impairment test as of November 30, 2012. This test was performed using the quantitative two-step process discussed above. Based on the result of the first step of this goodwill impairment analysis, we determined that the fair values of our Health and Education Consulting, Legal Consulting, and Financial Consulting segments exceeded their respective carrying values by 80%, 60%, and 14%, respectively. Since the fair value of all reporting units exceeded their carrying values, the second step of the goodwill impairment test was not necessary.

In estimating the fair value of our reporting units, we have relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. For companies providing services similar to those provided by us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is more dependent on their ability to generate earnings than on the value of the individual assets.

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by our reporting units and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting units and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows, we relied on an internally generated five-year forecast. For periods after the five-year forecast, we estimated a 3.5% long-term assumed annual revenue growth rate for our Health and Education Consulting segment and a 3.0% long-term assumed annual revenue growth rate for our Legal Consulting and Financial Consulting segments. Our forecast is based on our historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 13% weighted average cost of capital (“WACC”) discount rate for each reporting unit.

In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were then applied to the operating data for our reporting units and adjusted for factors similar to those used in a discounted cash flow analysis to arrive at an indication of value.

Determining the fair value of a reporting unit requires us to make significant judgments, estimates and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will not decline significantly from our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in goodwill impairment charges. The table below presents the decrease in the fair value of each of our reporting units given a one percent increase in the discount rate or a one percent decrease in the long-term assumed annual revenue growth rate.

	Decrease in Fair Value of the Reporting Unit
(in thousands)	Health and Education Consulting	Legal Consulting	Financial Consulting
Discount Rate—Increase by 1%	$82,302	$18,621	$1,766
Long-term Growth Rate—Decrease by 1%	$58,692	$10,452	$1,222

The carrying values of goodwill for each of our reporting units as of December 31, 2012 are as follows (in thousands):

	Health and Education Consulting	Legal Consulting	Financial Consulting	Total
Carrying Value of Goodwill	$450,481	$52,947	$16,094	$519,522

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $18.9 million at December 31, 2012 and consist of customer relationships, non-competition agreements, trade names, technology and software and a document reviewer database. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For example, higher or earlier-than-expected customer attrition may result in an increase in future amortization charges or an impairment charge for customer-related intangible assets.

Valuation of Net Deferred Tax Assets

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered in future periods, a valuation allowance is established against such deferred tax assets.

In preparing our financial statements, we exercise significant judgment in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period. In determining whether a valuation allowance is warranted, we consider the historical and estimated future taxable income and other relevant factors of the entity recording the respective deferred tax asset. If actual results differ from our estimates, or if these estimates are adjusted in future periods, an adjustment to the valuation allowance may be required. To the extent that we increase the valuation allowance, our provision for income taxes will increase and our net income will decrease in the period that the adjustment is made. As of December 31, 2012, we have recorded a valuation allowance of $4.1 million, resulting in net deferred tax assets of $0.2 million.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected segment and consolidated operating results for the periods indicated, as well as other operating data.

Segment and Consolidated Operating Results of Continuing Operations (in thousands):	Year Ended December 31,
	2012	2011	2010
Revenues and reimbursable expenses:
Health and Education Consulting(1)	$419,024	$399,048	$331,688
Legal Consulting	184,918	172,355	144,730
Financial Consulting(1)	22,019	34,911	39,250

Total revenues	625,961	606,314	515,668
Total reimbursable expenses	55,764	51,580	43,350

Total revenues and reimbursable expenses	$681,725	$657,894	$559,018

Operating income:
Health and Education Consulting(1)	$146,862	$132,824	$109,654
Legal Consulting	44,317	43,213	39,254
Financial Consulting(1)	1,888	9,928	14,519

Total segment operating income	193,067	185,965	163,427
Operating expenses not allocated to segments(2)	119,624	130,518	128,728

Operating income	$73,443	$55,447	$34,699

Other Operating Data of Continuing Operations:	Year Ended December 31,
	2012	2011	2010
Number of full-time billable consultants (at period end)(3):
Health and Education Consulting(1)	1,216	1,046	891
Legal Consulting	139	113	122
Financial Consulting(1)	62	73	75

Total	1,417	1,232	1,088
Average number of full-time billable consultants (for the period)(3):
Health and Education Consulting(1)	1,139	975	842
Legal Consulting	126	117	128
Financial Consulting(1)	67	75	75

Total	1,332	1,167	1,045
Full-time billable consultant utilization rate(4):
Health and Education Consulting(1)	77.7%	77.1%	75.2%
Legal Consulting	67.4%	60.5%	62.9%
Financial Consulting(1)	56.3%	72.5%	75.2%
Total	75.6%	75.3%	73.7%

Other Operating Data of Continuing Operations:	Year Ended December 31,
	2012	2011	2010
Full-time billable consultant average billing rate per hour(5):
Health and Education Consulting(1)	$225	$247	$239
Legal Consulting	$240	$238	$206
Financial Consulting(1)	$302	$329	$357
Total	$229	$252	$244
Revenue per full-time billable consultant (in thousands):
Health and Education Consulting(1)	$324	$360	$333
Legal Consulting	$299	$247	$221
Financial Consulting(1)	$318	$448	$512
Total	$321	$354	$331
Average number of full-time equivalents (for the period)(6):
Health and Education Consulting(1)	144	149	150
Legal Consulting	1,054	1,015	765
Financial Consulting(1)	2	2	2

Total	1,200	1,166	917
Revenue per full-time equivalent (in thousands):
Health and Education Consulting(1)	$351	$321	$351
Legal Consulting	$140	$141	$152
Financial Consulting(1)	$350	$631	$484
Total	$166	$165	$185

(1)	Reflects the reclassification of our healthcare valuation consulting practice from our Health and Education Consulting segment to our Financial Consulting segment in conjunction with an internal reorganization during the first quarter of 2012. Financial Consulting segment revenues for the year ended December 31, 2012, 2011 and 2010 include $4.4 million, $6.4 million and $6.6 million, respectively, related to our healthcare valuation consulting practice.
(2)	Operating expenses not allocated to the segments include the goodwill impairment charges, among others. These charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.
(3)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(4)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(5)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(6)	Consists of project consultants and contractors who work variable schedules as needed by our clients and generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

Non-GAAP Measures

We also assess our results of operations using certain non-GAAP financial measures. These non-GAAP financial measures differ from GAAP because the non-GAAP financial measures we calculate to measure adjusted EBITDA, adjusted net income from continuing operations and adjusted diluted earnings per share from continuing operations exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.

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

The reconciliations of these non-GAAP financial measures from GAAP to non-GAAP are as follows:

	Year ended December 31,
	2012	2011	2010
Revenues	$625,961	$606,314	$515,668

Net income from continuing operations	$35,953	$21,481	$7,427
Add back:
Income tax expense	29,695	21,629	13,132
Interest and other expenses	7,795	12,337	14,140
Depreciation and amortization	22,338	23,888	22,497

Earnings before interest, taxes, depreciation and amortization (EBITDA)	95,781	79,335	57,196
Add back:
Restatement related expenses	1,785	4,579	8,666
Restructuring charges	4,004	3,829	4,062
Goodwill impairment charges	13,083	21,973	—
Litigation settlements, net	1,150	1,096	17,316

Adjusted EBITDA	$115,803	$110,812	$87,240

Adjusted EBITDA as a percentage of revenues	18.5%	18.3%	16.9%

	Year ended December 31,
	2012	2011	2010
Net income from continuing operations	$35,953	$21,481	$7,427

Weighted average shares—diluted	22,285	21,676	20,774
Diluted earnings per share from continuing operations	$1.61	$0.99	$0.36

Add back:
Amortization of intangible assets	6,987	8,165	7,889
Restatement related expenses	1,785	4,579	8,666
Restructuring charges	4,004	3,829	4,062
Litigation settlements, net	1,150	1,096	17,316
Goodwill impairment charges	13,083	21,973	—
Tax effect	(10,737)	(15,457)	(15,173)

Total adjustments, net of tax	16,272	24,185	22,760

Adjusted net income from continuing operations	$52,225	$45,666	$30,187

Adjusted diluted earnings per share from continuing operations	$2.34	$2.11	$1.45

These non-GAAP financial measures include adjustments for the following items:

Restatement related expenses: We have incurred significant expenses related to our 2009 financial statement restatement. We have excluded the effect of these restatement related expenses from our non-GAAP measures as a means to provide comparability with periods that were not impacted by the restatement related expenses.

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

Litigation settlements, net and Goodwill impairment charges: We have excluded the effects of the litigation settlement expense in 2012, 2011 and 2010 and goodwill impairment charges in 2012 and 2011 from our non-GAAP measures because their exclusion permits comparability with periods that were not impacted by these charges.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues increased $19.6 million, or 3.2%, to $626.0 million for the year ended December 31, 2012 from $606.3 million for the year ended December 31, 2011. Of the overall $19.6 million increase in revenues, $13.8 million was attributable to our full-time consultants, while $5.8 million was attributable to our full-time equivalents.

The $13.8 million increase in full-time billable consultant revenues was attributable to increases in demand for our Health and Education Consulting services and our Legal Consulting segment’s advisory services, partially offset by a decrease in demand for our Financial Consulting segment’s services. Revenue attributable to full-time consultants increased despite a decrease of $17.3 million in performance-based revenue. Performance-based fee engagements may cause significant variations in revenues and operating results due to the timing of achievement of the performance-based criteria. Likewise, the mix of fees earned by the achievement of performance-based criteria compared to fees earned under fixed-fee or time-and-expense arrangements can also vary significantly between periods based on the preferences of our clients. Our average number of full-time billable consultants and full-time billable consultant utilization rate increased in 2012 compared to 2011, partially offset by a decrease in our full-time billable consultant average billing rate.

The $5.8 million increase in full-time equivalent revenues resulted from increased demand for our discovery and records management services in the Legal Consulting segment. The increase in full-time equivalent revenues was driven by an increase in our average number of full-time equivalents while the average revenue per full-time equivalent was consistent between 2012 and 2011.

Total direct costs (excluding reimbursable expenses)

Our total direct costs increased $7.3 million to $388.7 million, or 1.9%, for the year ended December 31, 2012 from $381.4 million for the year ended December 31, 2011. The increase was primarily related to a $20.2 million increase in salaries, bonuses and related expenses for our revenue-generating professionals and a $1.1 million increase in rent and utility charges for our document review centers, partially offset by a $13.7 million decrease in contractor expense. Total direct costs for the year ended December 31, 2012 included $11.6 million of share-based compensation expense for our revenue-generating professionals and $3.8 million of intangible assets amortization expense, primarily representing customer-related assets and software. Total direct costs for the year ended December 31, 2011 included $14.0 million of share-based compensation expense for our revenue-generating professionals and $5.4 million of intangible assets amortization expense. The decrease in share-based compensation expense during 2012 reflects a decrease in expense related to certain retention awards granted in 2009 that became fully vested in 2011. The decrease in intangible asset amortization is attributable to certain intangible assets that became fully amortized during 2011 and the third quarter of 2012, respectively, partially offset by amortization of intangible assets acquired in connection with business acquisitions that occurred during 2012.

Operating expenses

Selling, general and administrative expenses increased $6.0 million, or 5.0%, to $125.3 million for the year ended December 31, 2012 from $119.3 million for the year ended December 31, 2011. This increase was primarily related to a $2.2 million increase in salaries, bonuses and related expenses for our non-revenue-generating professionals, a $1.7 million increase in legal expenses, a $1.3 million increase in professional services expenses, a $1.2 million increase in practice administration and meeting expenses, a $0.8 million increase in software license expenses, and a $0.6 million increase in office rent and related expenses. These increases were partially offset by a $1.2 million decrease in promotion expense and a $0.6 million decrease in research expense. Share-based compensation expense for our non-revenue-generating professionals was $4.0 million in 2012 compared to $5.2 million in 2011. The decrease in share-based compensation expense is primarily due to certain awards that became fully vested in 2011 and a reduction in our estimate of the number of awards that will be earned for 2012 performance when compared to the awards that were earned for 2011 performance.

Restructuring expense for the year ended December 31, 2012 was $4.0 million. This expense primarily consisted of accelerated depreciation on leasehold improvements and brokerage fees related to the relocation of our New York City office, charges related to the consolidation of office space in the Washington, D.C. area as the result of our AdamsGrayson acquisition, and severance and other exit costs related to the wind down of certain operations in the Middle East. These charges were partially offset by the net favorable impact of updated assumptions for certain lease accruals related to previously vacated office spaces and a release from our obligation for certain vacated space at our Chicago headquarters in connection with the lease amendment entered into during the fourth quarter. We did not incur a lease charge related to the relocation of our New York City office space as income from our subtenant is expected to more than offset our remaining lease obligations through 2016, net of our deferred lease liability. Restructuring expense for 2011 was $3.8 million.

Expenses incurred in connection with our 2009 restatement totaled $1.8 million for the year ended December 31, 2012 compared to $4.6 million for the year ended December 31, 2011. In 2012, restatement related expenses consisted primarily of legal fees. In 2011, restatement related expenses consisted of $3.6 million in legal fees and $1.0 million related to our settlement with the SEC. As a result of the 2012 settlement with the SEC, we do not expect to incur any additional restatement related expenses. Litigation settlement expense was $1.2 million during 2012. We conducted preliminary settlement discussions with the relator in the qui tam action discussed in “Legal Proceedings” and in Note 16 “Commitments, Contingencies and Guarantees, and as a result we recorded a charge of $1.2 million in the second quarter, in accordance with FASB ASC Topic 450, “Contingencies.”

Depreciation expense decreased $0.4 million, or 2.4%, to $15.3 million for the year ended December 31, 2012 from $15.7 million for the year ended December 31, 2011. Non-direct intangible assets amortization expense increased $0.4 million, or 13.5%, to $3.2 million in 2012 from $2.8 million in 2011. The increase in amortization expense reflects amortization related to certain intangible assets acquired as the result of business combinations during 2012, offset by certain intangible assets from prior acquisitions that became fully amortized in 2011. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

Goodwill impairment charge expense was $13.1 million during 2012 and was related to our Financial Consulting segment. See Note 4 “Goodwill and Intangible Assets” and the Critical Accounting Policies section above for further discussion of this charge. Goodwill impairment charge expense was $22.0 million in 2011 and also was related to our Financial Consulting segment.

Operating income

Operating income increased $18.0 million, or 32.5%, to $73.4 million for the year ended December 31, 2012 from $55.4 million for the year ended December 31, 2011. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 11.7% in 2012 compared to 9.1% in 2011. The increase in operating margin was primarily attributable to decreased goodwill impairment expense, decreased contractor expense and decreased restatement expenses, partially offset by an increase in salaries, bonuses and related expenses for our revenue-generating professionals as a percentage of revenues when comparing 2012 to 2011.

Other expense, net

Other expense decreased $4.5 million, or 36.8%, to $7.8 million for the year ended December 31, 2012 from $12.3 million for the year ended December 31, 2011. The decrease was attributable to a $4.0 million, or 32.9%, decrease in interest expense and a $0.5 million increase in other income. The $4.0 million decrease in interest expense was the result of a decrease in our borrowing levels combined with lower interest rates. Interest expense in 2011 also included a $0.5 million write-off of debt issue costs related to the refinancing of our credit facility during that period. Other income increased by $0.5 million during 2012 as the result of improved performance of the investments used to fund our deferred compensation plan.

Income tax expense

For the year ended December 31, 2012, the effective tax rate was 45.2% as income tax expense of $29.7 million was recognized on income from continuing operations of $65.6 million. Income tax expense was higher than the statutory rate primarily due to state income taxes and foreign losses with no related tax benefit. For the year ended December 31, 2011, the effective tax rate was 50.2% as income tax expense of $21.6 million was recognized on income from continuing operations of $43.1 million. Income tax expense was higher than the statutory rate primarily due to state income taxes, certain foreign losses with no related tax benefit and an increase to the valuation allowance, partially offset by certain credits recorded based on updated information obtained in 2011.

In January 2013, the United States Congress passed an extension of the federal research and development tax credit through December 31, 2013. As a result, we expect that our income tax provision for the first quarter of 2013 will include a discrete tax benefit which will reduce our effective tax rate for the quarter and, to a lesser extent, the effective annual tax rate.

Net income from continuing operations

Net income from continuing operations was $36.0 million for the year ended December 31, 2012 compared to $21.5 million for the year ended December 31, 2011. The $14.5 million increase in net income from continuing operations was primarily due to increased revenues, increased operating margin, and decreased other expense, net, as discussed above. The offsetting increase in income tax expense was partially mitigated by a lower effective tax rate in 2012 compared to 2011. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the year ended December 31, 2012 was $1.61 compared to $0.99 for the prior year.

Discontinued operations

Net income from discontinued operations was $0.5 million for the year ended December 31, 2012, compared to net loss from discontinued operations of $1.0 million for the year ended December 31, 2011. See Note 3 “Discontinued Operations” under “Part II – Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about our discontinued operations.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues increased $20.0 million, or 5.0%, to $419.0 million for the year ended December 31, 2012 from $399.0 million for the year ended December 31, 2011. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements and software support and maintenance arrangements represented 25.1%, 48.7%, 21.1% and 5.1% of this segment’s revenues in 2012, respectively, compared to 19.9%, 49.4%, 26.5% and 4.2%, respectively, in 2011.

Of the overall $20.0 million increase in revenues, $17.5 million was attributable to increased demand for our full-time billable consultants and $2.5 million was attributable to our full-time equivalents. The increase in demand for our services in the Health and Education Consulting segment reflects the increased competitive pressures faced by our clients as the result of increased regulation, rising costs, reduced government subsidies and support, and declining Medicare and Medicaid reimbursements. Revenues increased despite a $17.2 million decrease in performance-based revenue. Performance-based fee arrangements may cause significant variations in revenues and operating results due to the timing of achievement of the performance-based criteria. Likewise, the mix of fees earned by the achievement of performance-based criteria compared to fees earned under fixed-fee or time-and-expense arrangements can also vary significantly between periods based on the preferences of our clients. With regard to full-time billable consultants, the Health and Education Consulting segment experienced an increase in the average number of consultants and the consultant utilization rate, while the average billing rate per hour decreased when comparing 2012 to 2011. This segment experienced a slight decrease in the average number of full-time equivalents during 2012; however, this was more than offset by an increase in revenue per full-time equivalent.

Operating income

Health and Education Consulting segment operating income increased $14.1 million, or 10.6%, to $146.9 million for the year ended December 31, 2012 from $132.8 million for the year ended December 31, 2011. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 35.0% in 2012 from 33.3% in 2011. The increase in this segment’s operating margin was attributable to lower contractor expense and lower technology expense during 2012 when compared to 2011, partially offset by an increase in the salaries, bonuses and related expenses for our revenue-generating professionals during the same periods.

Legal Consulting

Revenues

Legal Consulting segment revenues increased $12.5 million, or 7.3%, to $184.9 million for the year ended December 31, 2012 from $172.4 million for the year ended December 31, 2011. Revenues for 2012 included $9.9 million from our third quarter acquisition of AdamsGrayson, while revenues for 2011 did not include any revenues from AdamsGrayson. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 95.5%, 4.3%, and 0.2% of this segment’s revenues during 2012, respectively. During 2011, revenues from time-and-expense engagements and fixed-fee engagements represented 94.3% and 5.7% of this segment’s revenues, respectively.

Of the overall $12.5 million increase in revenues, $8.7 million was attributable to our full-time billable consultants and $3.8 million was attributable to our full-time equivalents. The $8.7 million increase in full-time billable consultant revenues reflected an increase in demand for our advisory services. The average number of full-time billable consultants, consultant utilization rate and the average billing rate per hour all increased in 2012 when compared to 2011. The $3.8 million increase in full-time equivalent revenue reflected an increase in demand for our discovery and records management services. Our average number of full-time equivalents increased during 2012 compared to 2011, partially offset by a decrease in average revenue per full-time equivalent during the same periods.

Operating income

Legal Consulting segment operating income increased $1.1 million, or 2.6%, to $44.3 million for the year ended December 31, 2012 from $43.2 million for the year ended December 31, 2011. Segment operating margin decreased to 24.0% in 2012 from 25.1% in 2011. The decrease in this segment’s operating margin was primarily attributable to higher salaries, bonuses and related expenses for both our revenue and non-revenue generating personnel, technology expense, rent expense for our document review centers and depreciation on fixed assets, partially offset by lower contractor expense when comparing 2012 to 2011.

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $12.9 million, or 36.9%, to $22.0 million for the year ended December 31, 2012 from $34.9 million for the year ended December 31, 2011. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 74.1%, 23.6% and 2.3% of this segment’s revenues during 2012, respectively. For 2011, revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 75.6%, 22.6% and 1.8% of this segment’s revenues, respectively.

Of the overall $12.9 million decrease in revenues, $12.3 million was attributable to our full-time billable consultants and $0.6 million was attributable to our full-time equivalents. The overall decrease reflects reduced demand for our restructuring and turnaround and valuation consulting services. Our average number of full-time billable consultants, utilization rate and average billing rate all decreased when comparing 2012 to 2011. During 2012, we undertook several initiatives intended to improve the segment’s financial performance, including broadening our service offerings, hiring additional managing directors and building synergies with other practices. These initiatives are intended to increase demand for our services in the highly competitive financial consulting market during 2013.

Operating income

Financial Consulting segment operating income decreased $8.0 million, or 81%, to $1.9 million for the year ended December 31, 2012 compared to $9.9 million for the year ended December 31, 2011. Segment operating margin decreased to 8.6% in 2012 from 28.4% in 2011. The decrease in this segment’s operating margin was primarily attributable to increased salaries, bonuses and related expenses as a percentage of revenues during 2012 when compared to 2011.

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

Total direct costs (excluding reimbursable expenses)

Our total direct costs increased $60.2 million to $381.4 million, or 18.7%, for the year ended December 31, 2011 from $321.2 million for the year ended December 31, 2010. The increase was primarily related to a $49.0 million increase in salaries, bonuses and related expenses for our revenue-generating professionals, a $4.6 million increase in contractor expenses, a $4.0 million increase in technology expenses, a $1.2 million increase in the amortization of intangible assets, and a $1.0 million increase in rent and utility charges for our document review centers. Total direct costs for the year ended December 31, 2011 included $14.0 million related to share-based compensation expense for our revenue-generating professionals and $5.4 million of intangible assets amortization expense, primarily representing customer-related assets and software. Total direct costs for the year ended December 31, 2010 included $13.2 million related to share-based compensation expense for our revenue-generating professionals and $4.1 million of intangible assets amortization expense, primarily representing customer-related assets and software.

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

Restructuring charge expense for the year ended December 31, 2011 was $3.8 million. This expense consisted of a $1.4 million charge related to accelerated depreciation on leasehold improvements at our Boston and New York City offices, $1.0 million in employee severance related to actions taken to better align our resources with market demand in the second and fourth quarters, $0.8 million related to the relocation of our Boston office and consolidation of our Chicago office space, and $0.6 million related to the write-off of intangible assets due to a change in strategy and forecasted results for a certain practice during the fourth quarter. The accelerated depreciation charges related to shortened expected useful lives of leasehold improvements at our Boston office, which we vacated during the fourth quarter of 2011, and our New York City office, which we vacated during 2012. The charges related to the relocation of our Boston office and consolidation of our Chicago office space include the present value of the remaining lease payments on our old office space, partially offset by estimated sublease income, as well as moving costs incurred during the fourth quarter of 2011. Restructuring expense for 2010 was $4.1 million.

Expenses incurred in connection with our restatement totaled $4.6 million for the year ended December 31, 2011 compared to $8.7 million for the year ended December 31, 2010. In 2011, restatement related expenses consisted of $3.6 million of legal fees and a $1.0 million charge related to our settlement with the SEC. In 2010, restatement related expenses were primarily comprised of legal fees.

Litigation settlement expense was $1.1 million for the year ended December 31, 2011, compared to $17.3 million for the year ended December 31, 2010. During 2010, we entered into a proposed Class Action Settlement and recorded a non-cash charge of $12.6 million representing the fair value of 474,547 shares of our common stock issued per the terms of the settlement agreement (“Settlement Shares”) based on the closing market price of our common stock on December 31, 2010. The $1.1 million non-cash charge recorded during 2011 represents the change in fair value of the Settlement Shares during the year through the date of share issuance on June 6, 2011. During 2010, we also settled an unrelated litigation matter, which resulted in a litigation settlement charge of $4.7 million.

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

During 2011, we recorded a $22.0 million non-cash pretax charge for the impairment of goodwill to reduce the carrying value of goodwill in our Financial Consulting reporting unit. There were no goodwill impairment charges in 2010. See Note 4 “Goodwill and Intangible Assets” under “Part II – Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about our goodwill impairment charges.

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

Other expense, net

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

Discontinued operations

Net loss from discontinued operations was $1.0 million for the year ended December 31, 2011, compared to net income from discontinued operations of $1.1 million for the year ended December 31, 2010. See Note 3 “Discontinued Operations” under “Part II – Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about our discontinued operations.

Segment Results

Health and Education Consulting

Revenues

Health and Education Consulting segment revenues increased $67.3 million, or 20.3%, to $399.0 million for the year ended December 31, 2011 from $331.7 million for the year ended December 31, 2010. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based engagements and software support and maintenance arrangements represented 19.9%, 49.4%, 26.5% and 4.2% of this segment’s revenues in 2011, respectively, compared to 21.3%, 57.5%, 17.8% and 3.4%, respectively, in 2010.

Of the overall $67.3 million increase in revenues, $71.6 million was attributable to increased demand for our full-time billable consultants, partially offset by a decrease of $4.3 million attributable to our full-time equivalents. The increase in demand for our services in the Health and Education Consulting segment reflects the increased competitive pressures faced by our clients as the result of increased regulation, rising costs, reduced government subsidies and support, and declining Medicare and Medicaid reimbursements. The overall revenue increase includes a $46.9 million increase in performance-based revenue. Performance-based fee arrangements may cause significant variations in revenues and operating results due to the timing of achievement of the performance-based criteria. With regard to full-time billable consultants, the Health and Education Consulting segment experienced an increase in the average number of consultants, the consultant utilization rate and the average billing rate per hour when comparing 2011 to 2010. This segment experienced a slight decrease in the average number of full-time equivalents and a decrease in revenue per full-time equivalent during the same periods.

Operating income

Health and Education Consulting segment operating income increased $23.1 million, or 21.1%, to $132.8 million for the year ended December 31, 2011 from $109.7 million for the year ended December 31, 2010. The Health and Education Consulting segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 33.3% in 2011 from 33.1% in 2010. The increase in this segment’s operating margin was attributable to lower contractor expense during 2011 when compared to 2010, partially offset by an increase in the salaries, bonuses and related expenses for our revenue-generating professionals and technology expense as a percentage of revenues during the same periods.

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

Financial Consulting

Revenues

Financial Consulting segment revenues decreased $4.4 million, or 11.1%, to $34.9 million for the year ended December 31, 2011 from $39.3 million for the year ended December 31, 2010. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 75.6%, 22.6% and 1.8% of this segment’s revenues during 2011, respectively. For 2010, revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 77.6%, 20.3% and 2.1% of this segment’s revenues, respectively.

Of the overall $4.4 million decrease in revenues, $4.8 million was attributable to our full-time billable consultants, which was partially offset by a $0.4 million increase attributable to our full-time equivalents. The overall decrease reflects a decrease in demand for our restructuring and turnaround consulting services. Both the utilization rate and average billing rate decreased with regard to our full-time billable consultants when comparing 2011 to 2010.

Operating income

Financial Consulting segment operating income decreased $4.6 million, or 31.6%, to $9.9 million for the year ended December 31, 2011 compared to $14.5 million for the year ended December 31, 2010. Segment operating margin decreased to 28.4% in 2011 from 37.0% in 2010. The decrease in this segment’s operating margin was attributable to increased salaries, bonuses and related expenses as a percentage of revenues during 2011 when compared to 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $25.2 million, $5.1 million and $6.3 million at December 31, 2012, 2011 and 2010, respectively. Cash and cash equivalents included $0.1 million of cash related to discontinued operations as of December 31, 2010. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$105,589	$108,617	$50,051
Net cash used in investing activities	(77,464)	(38,490)	(87,817)
Net cash (used in) provided by financing activities	(8,071)	(71,469)	37,557

Operating activities

Cash flows provided by operating activities totaled $105.6 million, $108.6 million and $50.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our operating assets and liabilities consist primarily of receivables from clients and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and accrued payroll and related benefits affect these account balances. The decrease in cash provided by operations in 2012 when compared with 2011 was primarily attributable to higher bonus payments in 2012 related to 2011 performance than in 2011 related to 2010 performance, partially offset by higher operating income, improved collection of client receivables, and higher collection of income tax receivables in 2012 when compared to 2011.

The increase in cash provided by operations in 2011 when compared with 2010 was primarily attributable to higher revenues partially offset by increases in direct costs and selling, general and administrative costs in combination with lower bonus payouts in 2011 based on 2010 performance compared to 2010 bonus payouts based on 2009 performance.

Investing activities

Cash used in investing activities was $77.5 million, $38.5 million and $87.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The use of cash in 2012 primarily consisted of $32.2 million of additional purchase consideration earned by the selling shareholders of businesses that we acquired in previous years based on 2011 performance, $22.1 million for business acquisitions in 2012 and $20.7 million for purchases of property and equipment. In connection with certain past business acquisitions, we were required to pay additional purchase consideration to the sellers if specific performance targets were met over a number of years as specified in the related purchase agreements. As of December 31, 2012, we have no further obligations under these arrangements.

The use of cash in 2011 primarily consisted of additional purchase consideration earned by the selling shareholders of businesses that we acquired and purchases of property and equipment. We were required to pay additional purchase consideration to the sellers if specific financial performance targets and conditions were met over a number of years as specified in the related purchase agreements. We paid approximately $22.1 million in such consideration during 2011.

The use of cash in 2010 primarily consisted of payments for acquired businesses of $87.9 million which were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired, totaling $65.4 million. In addition, the use of cash in 2010 also consisted of payments related to the acquisitions of businesses in the Health and Education Consulting segment and the Legal Consulting segment, which individually and in the aggregate qualified as insignificant for financial reporting purposes. The use of cash in 2010 was partially offset by $7.9 million of net proceeds provided by the December 2009 sale of a certain practice and the September 2010 sale of a portion of the Disputes and Investigations practice.

We estimate that the cash utilized for capital expenditures in 2013 will be approximately $25.0 million, consisting of information technology related equipment and leasehold improvements to support the continued growth of our document review and processing services, as well as information technology related equipment to support our corporate infrastructure.

Financing activities

Cash used in financing activities was $8.1 million and $71.5 million for the years ended December 31, 2012 and 2011, respectively. Cash provided by financing activities was $37.6 million for the year ended December 31, 2010. Cash used in financing activities in 2012 consisted primarily of cash paid for employees’ tax withholding obligations as part of a net-share settlement of share-based awards, payments for debt issue costs and deferred acquisition payments. In 2011, cash used in financing activities was primarily attributable to net repayments on our credit facility. Cash provided by financing activities in 2010 was primarily attributable to increased net borrowings under our credit facility.

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

The Term Loan, as amended, is subject to scheduled quarterly amortization payments equal to 4.9% of the original principal balance in 2012, which has been paid as of December 31, 2012, 11.7% in 2013, 12.4% in 2014, 14.2% in 2015, 14.8% in 2016 and 42.0% in 2017, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is August 31, 2017, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on August 31, 2017.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At December 31, 2012, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.54 to 1.00, a leverage ratio of 1.64 to 1.00, and net worth greater than $150 million. At December 31, 2011, we were also in compliance with our financial covenants. The 2011 Credit Agreement excludes non-cash goodwill impairment charges from Consolidated EBITDA as defined in the 2011 Credit Agreement. As a result, the goodwill impairment charges discussed at Note 4 “Goodwill and Intangible Assets” under “Part II – Item 8. Financial Statements and Supplementary Data” does not affect the Company’s compliance with the financial debt covenants of the 2011 Credit Agreement discussed above.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At December 31, 2012, outstanding letters of credit totaled $5.1 million and are primarily used as security deposits for our office facilities. As of December 31, 2012, the unused borrowing capacity under the 2011 Credit Agreement was $242.4 million. Borrowings outstanding under this credit facility at December 31, 2012 totaled $192.5 million. These borrowings carried a weighted average interest rate of 2.5% including the effect of the interest rate swaps described below in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” All of the borrowings outstanding under the 2011 Credit Agreement are classified as long-term on our Consolidated Balance Sheets as the principal under the Revolver is not due until 2017 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2011 totaled $193.5 million and carried a weighted average interest rate of 3.3% including the effect of the interest rate swap.

During 2012, 2011 and 2010, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired. We also made borrowings to fund our daily operations, including costs related to the restatement matters. During the year ended December 31, 2012, the average daily outstanding balance under our credit facility was $214.6 million.

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

CONTRACTUAL OBLIGATIONS

The following table represents our significant obligations and commitments as of December 31, 2012 and the scheduled years of payments (in thousands).

	Less than 1 year (2013)	1-3 years (2014 to 2015)	3-5 years (2016 to 2017)	More than 5 years (2018 and thereafter)	Total
Purchases of businesses	$5,640	$4,885	$—	$—	$10,525
Purchase obligations	6,410	4,183	307	—	10,900
Capital lease obligations	2	4	—	—	6
Long-term bank borrowings	—	—	192,500	—	192,500
Operating lease obligations	15,159	29,691	19,690	32,674	97,214

Total contractual obligations	$27,211	$38,763	$212,497	$32,674	$311,145

Purchases of businesses represent deferred acquisition payments related to certain businesses we have acquired. These payments are fixed and determined at the time of the acquisition and included in the purchase price of the business.

Purchase obligations include sponsorships, subscriptions to research tools, information technology, and other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation.

Borrowings outstanding under our credit facility at December 31, 2012 totaled $192.5 million, all of which we have classified as long-term on our consolidated balance sheet as the principal under the Revolver is not due until 2017 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. As described under “Liquidity and Capital Resources” and Note 6 “Borrowings” under “Part II – Item 8. Financial Statements and Supplementary Data,” interest on borrowings varies based on our level of borrowings, fluctuations in the variable base rates provided for in the 2011 Credit Agreement, and the spread we pay over those base rates based on our total debt to EBITDA ratio. As such, we are unable to quantify our future obligations relating to interest on our borrowings.

We lease our facilities and equipment under operating and capital lease arrangements expiring on various dates through 2024, with various renewal options. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount.

As of December 31, 2012, our liabilities for uncertain tax positions were $0.4 million, which are classified as non-current. We are unable to reasonably estimate the timing of future cash flows related to the non-current portion as it is dependent on examinations by taxing authorities.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. However, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 still requires companies to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company adopted the guidance of ASU 2011-05 and 2011-12 in the first quarter of 2012. These provisions required a change in the format of presentation only and did not have any effect on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At December 31, 2012, we had borrowings outstanding totaling $192.5 million that carried a weighted average interest rate of 2.5% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $1.1 million effect on our pretax income including the effect of the interest rate swaps described below.

On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective on February 29, 2012 and ending on April 14, 2016. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings described above. The swap had an initial notional amount of $56.6 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.9875%.

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

Including the impact of the above swap agreements, the effective interest rate on $85.0 million of our debt, which equals the notional amount of the swap agreements at December 31, 2012, was 2.9%.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 23, 2013 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2012 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders(1):
2002 Equity Incentive Plan (California)	1,088	$1.22	—	(2)
2003 Equity Incentive Plan	35,867	$1.27	—	(2)
2004 Omnibus Stock Plan	209,333	$26.24	—	(2)
2012 Omnibus Incentive Plan	—	$—	1,352,530
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

Total	246,288	$22.49	1,352,530

(1)	Our 2012 Omnibus Incentive Plan was approved by our shareholders at our annual meeting held on May 1, 2012. Under the 2012 Omnibus Incentive Plan, 1,398,204 shares were reserved for issuance, consisting of 548,204 shares remaining available under the 2004 Omnibus Stock Plan as of the shareholder approval date, plus an additional 850,000 shares reserved for issuance. Our previous equity compensation plans were approved by the existing shareholders prior to our initial public offering.
(2)	Upon adoption of the 2012 Omnibus Incentive Plan, we terminated the 2004 Omnibus Stock Plan with respect to future awards and no further awards will be granted under this plan. Prior to the completion of our initial public offering, and upon adoption of the 2004 Omnibus Stock Plan, we terminated the 2002 Equity Incentive Plan (California) and 2003 Equity Incentive Plan with respect to future awards and no further awards will be granted under these plans.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Audit and Non-Audit Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Annual Report on Form 10-K.

1.	Financial Statements—Our independent registered public accounting firm’s report and our Consolidated Financial Statements are listed below and begin on page F-1 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Earnings and Other Comprehensive Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules—The financial statement schedules required by this item are included in the Consolidated Financial Statements and accompanying notes.

3.	Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated June 25, 2012, by and among Huron Consulting Group Inc. and the shareholders of Adams Grayson listed on the signature pages thereto.		10-Q	6/30/12	10.1	7/30/2012

3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.		10-K	12/31/04	3.1	2/16/05

3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.		8-K		3.1	4/14/11

4.1	Specimen Stock Certificate.		S-1 (File No. 333-115434)		4.1	10/5/04

10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).		S-1 (File No. 333-115434)		10.1	10/5/04

10.2*	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan.		S-8		10.1	5/5/10

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

10.3	Amended and Restated Credit Agreement, dated as of April 14, 2011, among Huron Consulting Group Inc., as the Company, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Harris Bank and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.		8-K		10.1	4/19/11

10.4*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.		10-K	12/31/08	10.12	2/24/09

10.5*	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth		8-K		10.1	1/14/10

10.6*	Senior Management Agreement by and between Huron Consulting Group Inc. and James K. Rojas.		8-K		10.1	3/3/10

10.7*	Senior Management Agreement by and between Huron Consulting Group Inc. and Diane Ratekin.		8-K		10.1	3/22/11

10.8*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.		8-K		10.1	7/19/11

10.9	Amended and Restated Security Agreement, dated as of April 14, 2011.		8-K		10.2	4/19/11

10.10	Amended and Restated Pledge Agreement, dated as of April 14, 2011.		8-K		10.3	4/19/11

10.11*	Consulting Agreement by and between Huron Consulting Group Inc. and Natalia Delgado		10-K	12/31/11	10.15	2/23/12

10.12*	Separation Agreement by and between Huron Consulting Group Inc. and Natalia Delgado		10-K	12/31/11	10.16	2/23/12

10.13*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan.		DEF 14A		Appendix A	2/23/12

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

10.14	Amendment No. 1 to the Credit Agreement, dated as of August 31, 2012, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.		8-K		10.1	9/4/2012
10.15	Joinder Agreement, dated as of August 20, 2012, by and between LegalSource LLC and Bank of America, N.A., as Administrative Agent and Collateral Agent under the Amended and Restated Credit Agreement dated as of April 14, 2011 among Huron Consulting Group Inc., as Borrower, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. as Administrative Agent and Collateral Agent.		8-K		10.2	9/4/2012

10.16	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.		8-K		10.1	1/4/2013

10.17	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.	X

10.18	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.	X

10.19	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.	X

10.20	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement	X

21.1	List of Subsidiaries of Huron Consulting Group Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date
/s/ James H. Roth	President, Chief Executive Officer and Director	February 21, 2013
James H. Roth

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James H. Roth, C. Mark Hussey and Diane Ratekin, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ James H. Roth James H. Roth	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2013

/s/ John F. McCartney John F. McCartney	Non-Executive Chairman of the Board	February 21, 2013

/s/ George E. Massaro George E. Massaro	Vice Chairman of the Board	February 21, 2013

/s/ C. Mark Hussey C. Mark Hussey	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2013

/s/ DuBose Ausley DuBose Ausley	Director	February 21, 2013

/s/ James D. Edwards James D. Edwards	Director	February 21, 2013

/s/ H. Eugene Lockhart H. Eugene Lockhart	Director	February 21, 2013

/s/ John S. Moody John S. Moody	Director	February 21, 2013

HURON CONSULTING GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and other comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Huron Consulting Group Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, IL February 21, 2013

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$25,162	$5,080
Receivables from clients, net	97,206	107,820
Unbilled services, net	47,286	49,056
Income tax receivable	192	19,501
Deferred income taxes, net	14,751	12,531
Prepaid expenses and other current assets	15,525	14,191
Current assets of discontinued operations	250	3,345

Total current assets	200,372	211,524
Property and equipment, net	33,805	31,176
Other non-current assets	15,272	14,892
Intangible assets, net	18,879	16,867
Goodwill	519,522	512,185

Total assets	$787,850	$786,644

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,432	$8,084
Accrued expenses	17,692	22,505
Accrued payroll and related benefits	61,672	66,464
Accrued consideration for business acquisitions, current portion	5,640	35,062
Income tax payable	7,872	101
Deferred revenues	15,388	36,721
Current liabilities of discontinued operations	29	765

Total current liabilities	116,725	169,702
Non-current liabilities:
Deferred compensation and other liabilities	6,973	7,856
Bank borrowings	192,500	193,500
Deferred lease incentives	6,936	6,670
Deferred income taxes	14,510	12,078
Accrued consideration for business acquisitions, net of current portion	4,885	—
Non-current liabilities of discontinued operations	—	49

Total non-current liabilities	225,804	220,153

Commitments and Contingencies

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,793,327 and 24,208,549 shares issued at December 31, 2012 and December 31, 2011, respectively	240	234
Treasury stock, at cost, 1,880,809 and 1,642,018 shares at December 31, 2012 and December 31, 2011, respectively	(83,715)	(75,735)
Additional paid-in capital	420,825	400,597
Retained earnings	109,330	72,902
Accumulated other comprehensive loss	(1,359)	(1,209)

Total stockholders’ equity	445,321	396,789

Total liabilities and stockholders’ equity	$787,850	$786,644

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues and reimbursable expenses:
Revenues	$625,961	$606,314	$515,668
Reimbursable expenses	55,764	51,580	43,350

Total revenues and reimbursable expenses	681,725	657,894	559,018
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	384,884	376,084	317,025
Intangible assets amortization	3,809	5,364	4,125
Reimbursable expenses	55,772	51,673	43,223

Total direct costs and reimbursable expenses	444,465	433,121	364,373

Operating expenses:
Selling, general and administrative	125,266	119,325	111,530
Restructuring charges	4,004	3,829	4,062
Restatement related expenses	1,785	4,579	8,666
Litigation settlements, net	1,150	1,096	17,316
Depreciation and amortization	18,529	18,524	18,372
Goodwill impairment charges	13,083	21,973	—

Total operating expenses	163,817	169,326	159,946

Operating income	73,443	55,447	34,699

Other income (expense), net:
Interest expense, net of interest income	(8,223)	(12,259)	(14,402)
Other income (expense), net	428	(78)	262

Total other expense, net	(7,795)	(12,337)	(14,140)

Income from continuing operations before income tax expense	65,648	43,110	20,559
Income tax expense	29,695	21,629	13,132

Net income from continuing operations	35,953	21,481	7,427
Income (loss) from discontinued operations (including loss on disposal of $1.9 million in 2011 and gain on disposal of $1.2 million in 2010), net of tax	475	(962)	1,098

Net income	$36,428	$20,519	$8,525

Net earnings per basic share:
Net income from continuing operations	$1.64	$1.01	$0.36
Income (loss) from discontinued operations, net of tax	$0.02	$(0.05)	$0.05

Net income	$1.66	$0.96	$0.41

Net earnings per diluted share:
Net income from continuing operations	$1.61	$0.99	$0.36
Income (loss) from discontinued operations, net of tax	$0.02	$(0.04)	$0.05

Net income	$1.63	$0.95	$0.41

Weighted average shares used in calculating earnings per share:
Basic	21,905	21,324	20,546
Diluted	22,285	21,676	20,774

Comprehensive income:
Net income	$36,428	$20,519	$8,525
Foreign currency translation gain (loss), net of tax	129	154	(689)
Unrealized (loss) gain on cash flow hedging instruments, net of tax	(279)	597	(478)

Other comprehensive (loss) income	(150)	751	(1,167)

Comprehensive income	$36,278	$21,270	$7,358

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Additional		Accumulated Other
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2009	21,330,311	$213	(1,157,601)	$(51,561)	$335,272	$43,858	$(793)	$326,989
Comprehensive income						8,525	(1,167)	7,358
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	839,647	8	(194,844)	(12,564)	12,556			—
Exercise of stock options	71,471	1			72			73
Share-based compensation					19,547			19,547
Shares redeemed for employee tax withholdings			(68,490)	(1,550)				(1,550)
Income tax deficit on share-based compensation					(4,045)			(4,045)

Balance at December 31, 2010	22,241,429	$222	(1,420,935)	$(65,675)	$363,402	$52,383	$(1,960)	$348,372
Comprehensive income						20,519	751	21,270
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	618,990	6	(109,023)	(5,539)	5,533			—
Exercise of stock options	27,862	1			218			219
Settlement of class action lawsuit	474,547	5			13,643			13,648
Share-based compensation					18,443			18,443
Shares redeemed for employee tax withholdings			(149,075)	(4,521)				(4,521)
Income tax deficit on share-based compensation					(642)			(642)

Balance at December 31, 2011	23,362,828	$234	(1,679,033)	$(75,735)	$400,597	$72,902	$(1,209)	$396,789
Comprehensive income						36,428	(150)	36,278
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	497,028	5	(91,304)	(3,542)	3,537			—
Exercise of stock options	44,269	1			275			276
Share-based compensation					15,490			15,490
Shares redeemed for employee tax withholdings			(119,128)	(4,438)				(4,438)
Income tax benefit on share-based compensation					926			926

Balance at December 31, 2012	23,904,125	$240	(1,889,465)	$(83,715)	$420,825	$109,330	$(1,359)	$445,321

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$36,428	$20,519	$8,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,251	24,717	22,861
Share-based compensation	15,651	19,388	20,682
Allowances for doubtful accounts and unbilled services	(4,935)	(8,392)	350
Deferred income taxes	(521)	29,702	(863)
Loss on disposal of property and equipment	—	20	208
Loss (gain) on sale of business	—	1,860	(1,232)
Non-cash portion of litigation settlements	—	1,096	12,552
Impairment charges on goodwill	13,083	23,900	—
Changes in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in receivables from clients	19,713	(21,055)	(554)
Decrease (increase) in unbilled services	4,333	(7,179)	6,210
Decrease (increase) in current income tax receivable / payable, net	27,078	(15,244)	13,106
Decrease (increase) in other assets	2,615	4,296	2,274
(Decrease) increase in accounts payable and accrued liabilities	(7,001)	(4,602)	(3,665)
(Decrease) increase in accrued payroll and related benefits	(5,676)	20,909	(33,439)
(Decrease) increase in deferred revenues	(20,430)	18,682	3,036

Net cash provided by operating activities	105,589	108,617	50,051

Cash flows from investing activities:
Purchases of property and equipment, net	(20,746)	(13,939)	(8,500)
Net (investment in) surrender of life insurance policies	(600)	(434)	687
Purchases of businesses, net of cash acquired	(55,223)	(24,905)	(87,946)
Capitalization of internally developed software	(895)	—	—
Sales of businesses	—	788	7,942

Net cash used in investing activities	(77,464)	(38,490)	(87,817)

Cash flows from financing activities:
Proceeds from exercise of stock options	276	219	73
Shares redeemed for employee tax withholdings	(4,438)	(4,521)	(1,550)
Tax benefit from share-based compensation	1,585	1,094	1,291
Proceeds from borrowings under credit facility	273,000	282,301	363,500
Repayments on credit facility	(274,000)	(348,500)	(325,500)
Payments for debt issue costs	(2,482)	—	—
Payments of capital lease obligations	(12)	(62)	(257)
Deferred acquisition payments	(2,000)	(2,000)	—

Net cash (used in) provided by financing activities	(8,071)	(71,469)	37,557

Effect of exchange rate changes on cash	28	75	97
Net increase (decrease) in cash and cash equivalents	20,082	(1,267)	(112)
Cash and cash equivalents at beginning of the period (1)	5,080	6,347	6,459

Cash and cash equivalents at end of the period	$25,162	$5,080	$6,347

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Note received for sale of business	$—	$2,680	$—
Debt issuance costs	$—	$2,699	$—
Issuance of common stock in connection with settlement of class action lawsuit	$—	$13,648	$—
Deferred payments related to business combinations	$10,113	$—	$—
Cash paid during the year for:
Interest	$7,211	$9,578	$13,303
Income taxes	$14,370	$6,179	$8,838

(1)	Cash and cash equivalents presented herein includes $0.1 million and $0.7 million of cash and cash equivalents classified as discontinued operations as of December 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

1.	Description of Business

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, comply with complex regulations, reduce costs, recover from distress, leverage technology, process and review large amounts of complex data, and stimulate growth. We team with our clients to deliver sustainable and measurable results. Our professionals employ their expertise in healthcare administration, management, finance and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, governmental entities, Fortune 500 companies, medium-sized businesses, and the law firms that represent these various organizations.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements reflect the financial position at December 31, 2012 and 2011, and the results of operations and cash flows for the years ended December 31, 2012, 2011 and 2010.

Certain amounts reported in the previous years have been reclassified to conform to the 2012 presentation. The Consolidated Financial Statements include the accounts of Huron Consulting Group Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

In recent years, we have undertaken several separate initiatives to divest certain practices within the Financial Consulting segment in order to enable us to devote more of our energy and financial resources to the remaining businesses of the Company where we have a more substantial market presence. On December 30, 2011, we sold the Accounting Advisory (“AA”) practice to a group of investors including the managing director of the practice at the time. On September 30, 2010, we completed a sale of a portion of the Disputes and Investigations (“D&I”) practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the Utilities Consulting (“Utilities”) practice, and in the second quarter of 2010 we exited the business that included the international operations of our Japan office (“Japan”) via a wind down of the business. As a result of these actions, the operating results of AA, D&I, Utilities, and Japan are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform to this presentation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 205, “Presentation of Financial Statements” to allow for meaningful comparison of continuing operations. See Note 3 “Discontinued Operations” for additional information about our discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from these estimates and assumptions.

Revenue Recognition

We recognize revenues in accordance with FASB ASC Topic 605, “Revenue Recognition.” Under FASB ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, the related services are

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

provided, the price is fixed and determinable and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under three types of billing arrangements: time-and-expense, fixed-fee, and performance-based.

Time-and-expense billing arrangements require the client to pay based on the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Concentrations of Credit Risk

To the extent receivables from clients become delinquent, collection activities commence. No single client balance is considered large enough to pose a material credit risk. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable, and bill and collect unbilled services. Management does not anticipate incurring losses on accounts receivable in excess of established allowances. See Note 17 “Segment Information” for concentration of accounts receivable and unbilled services.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items. The carrying values of our bank borrowings reported in the Consolidated Balance Sheets

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

approximate fair value, using level 2 inputs, since they bear interest at variable rates based on market rates as set forth in the 2011 Credit Agreement. See Note 11 “Fair Value of Financial Instruments.”

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

Software Development Costs

We expense development costs for software products that will be sold, leased or otherwise marketed until technological feasibility has been established. Similarly, we expense all development costs after the software is available for general release to customers. During the period between the establishment of technological feasibility and availability for general release to customers software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized development costs are amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify capitalized development costs for software products to be sold, leased or otherwise marketed as “Other non-current assets” on our Consolidated Balance Sheets. Unamortized capitalized software development costs were $0.9 million at December 31, 2012. We had not capitalized any software development costs as of December 31, 2011. To date, we have not amortized any capitalized software development costs as the products are not yet available for general release to customers.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360, “Property, Plant and Equipment.” Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. No impairment charges for long-lived assets were recorded in 2012, 2011 or 2010.

Intangible Assets Other Than Goodwill

We account for intangible assets in accordance with FASB ASC Topic 350, “Intangibles—Goodwill and Other.” This topic requires that certain identifiable intangible assets be amortized over their expected useful lives. Intangible assets are reviewed for impairment in a similar manner to our long-lived assets described above. In 2011 the Company recorded an impairment charge of $0.6 million relating to intangible assets for which the carrying value exceeded the estimated fair value. No impairment charges for intangible assets were recorded in 2012 or 2010.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Under the provisions of FASB ASC Topic 350, goodwill is required to be tested

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

at the reporting unit level for impairment on an annual basis and between annual tests whenever indications of impairment arise. We have determined our reporting units to be the Health and Education Consulting, Legal Consulting, and Financial Consulting segments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess. In testing for a potential impairment of goodwill, we estimate the fair value of each of our reporting units and compare this fair value to the carrying value of the reporting units. During the fourth quarter of 2011, we adopted the provisions of ASU 2011-08, which simplifies the periodic testing of goodwill for impairment. This guidance allows companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under previous accounting standards.

Pursuant to our policy, we performed the annual goodwill impairment test as of November 30, 2012 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2012 that would indicate goodwill may have become impaired since our annual impairment test. In this evaluation, we considered qualitative factors such as any adverse change in the business climate, any loss of key personnel, and any unanticipated competition. Based on our evaluation as of December 31, 2012, we determined that no indications of impairment have arisen since our annual goodwill impairment test.

In the third quarter of 2012 and 2011, the Company recorded non-cash goodwill impairment charges of $13.1 million and $22.0 million, respectively, related to our Financial Consulting segment. See Note 4 “Goodwill and Intangible Assets” for information regarding our 2012 and 2011 goodwill impairment charges.

Deferred Lease Incentives

We record as non-current the portion of the deferred lease incentive liability that we expect to recognize over a period greater than one year. The non-current portion of the deferred lease incentive liability totaled $6.9 million and $6.7 million at December 31, 2012 and 2011, respectively, and was primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The portion of the deferred lease incentive corresponding to the rent payments that will be paid within 12 months of the balance sheet date is classified as current liabilities. We monitor the classification of such liabilities based on the expectation of their utilization periods.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Current tax liabilities and assets are recognized for the estimated taxes payable or refundable, respectively, on the tax returns for the current year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets.

Share-Based Compensation

We account for share-based compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation.” Share-based compensation cost is measured based on the grant date fair value of the respective

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

awards. We recognize share-based compensation ratably using the straight-line attribution method over the requisite service period, net of our estimated amount of expected forfeitures.

Sponsorship and Advertising Costs

Sponsorship and advertising costs are expensed as incurred. Such expenses for 2012, 2011 and 2010 totaled $6.1 million, $6.2 million and $5.1 million, respectively, and are a component of selling, general and administrative expense on our consolidated statement of earnings.

Foreign Currency

Assets and liabilities of foreign subsidiaries whose functional currency is not the United States Dollar (USD) are translated into the USD using the exchange rates in effect at period end. Revenue and expense items are translated using the average exchange rates for the period. Foreign currency translation adjustments are included in accumulated other comprehensive loss, which is a component of stockholders’ equity.

Foreign currency transaction gains and losses are included in other income (expense), net on the statements of operations. We recognized immaterial foreign currency transaction losses in 2012, 2011, and 2010.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. Segments are defined by FASB ASC Topic 280 as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under three operating segments, which are reportable segments: Health and Education Consulting, Legal Consulting, and Financial Consulting.

In the first quarter of 2013, the Company reorganized its internal financial reporting structure. Under the new structure, the Company will begin reporting information as five operating segments: Huron Healthcare; Huron Education and Life Sciences; Huron Legal; Huron Financial; and an all other category.

Beginning in 2013, the current Health and Education Consulting segment will become two separate segments: Huron Healthcare and Huron Education and Life Sciences. These practices continue to share a significant number of academic medical center clients and will continue to closely collaborate in the market. The Legal Consulting segment will be referred to as Huron Legal and the Financial Consulting segment will be referred to as Huron Financial. The structure of the Legal Consulting and Financial Consulting segments remains unchanged. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment will be combined and disclosed in an all other category. While our consolidated results will not be impacted, we will restate our historical segment information during 2013 for consistent presentation.

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. However, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 still requires companies to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company adopted the guidance of ASU 2011-05 and 2011-12 in the first quarter of 2012. These provisions required a change in the format of presentation only and did not have any effect on the Company’s consolidated financial statements.

3.	Discontinued Operations

In recent years, we have undertaken several separate initiatives to divest certain practices within the Financial Consulting segment in order to enable us to devote more of our energy and financial resources to the remaining businesses of the Company where we have a more substantial market presence. On December 30, 2011, we sold the Accounting Advisory (“AA”) practice to a group of investors including the managing director of the practice at the time. On September 30, 2010, we completed a sale of a portion of the Disputes and Investigations (“D&I”) practice and wound down the remaining practice operations as of that same date. Additionally, during the third quarter of 2010 we exited the Utilities Consulting (“Utilities”) practice, and in the second quarter of 2010 we exited the business that included the international operations of our Japan office (“Japan”), via a wind down of the business. The Company recognized a loss of $1.9 million in connection with the sale of AA and a gain of $1.2 million in connection with the sale of D&I.

As a result of these actions, the operating results of AA, D&I, Utilities and Japan are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform to this presentation in accordance with FASB ASC Topic 205, “Presentation of Financial Statements” to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of December 31, 2012 and 2011 aggregate amounts associated with the discontinued operations as described above. Summarized operating results of discontinued operations are presented in the following table.

	Year ended December 31,
	2012	2011	2010
Revenues	$598	$22,824	$64,219
Income (loss) from discontinued operations before income tax expense (1)(2)	$764	$(1,915)	$2,922
Net income (loss) from discontinued operations	$475	$(962)	$1,098

(1)	Includes goodwill impairment charge of $1.9 million for the year ended December 31, 2011.
(2)	Includes restructuring related charges of $4.4 million for the year ended December 31, 2010 related to the exit of the D&I and Japan operations.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the Consolidated Balance Sheets as of December 31, 2012 and 2011 are presented in the following table.

	December 31, 2012	December 31, 2011
Assets
Receivables from clients, net	$250	$3,301
Other current assets	—	44

Total current assets	250	3,345

Total assets	$250	$3,345

Liabilities
Accrued payroll and related benefits	$—	$585
Accounts payable, accrued expenses and other liabilities	29	180

Total current liabilities	29	765
Other non-current liabilities	—	49

Total liabilities	$29	$814

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

4.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the years ended December 31, 2012 and 2011.

	Health and Education Consulting	Legal Consulting	Financial Consulting	Total
Balance as of December 31, 2010:
Goodwill	$418,652	$33,013	$160,549	$612,214
Accumulated impairment losses	—	—	(106,000)	(106,000)

Goodwill, net as of December 31, 2010	418,652	33,013	54,549	506,214

Goodwill recorded in connection with business combinations	118	175	—	293
Additional purchase price subsequently recorded for business combinations (1)	32,058	—	—	32,058
Goodwill allocated to disposal of AA (2)	—	—	(2,472)	(2,472)
Foreign currency translation	—	(8)	—	(8)
Impairment charge	—	—	(23,900)	(23,900)

Balance as of December 31, 2011:
Goodwill	$450,828	$33,180	$158,077	$642,085
Accumulated impairment losses	—	—	(129,900)	(129,900)

Goodwill, net as of December 31, 2011	450,828	33,180	28,177	512,185

Goodwill recorded in connection with business combinations	552	19,353	—	19,905
Additional purchase price subsequently recorded for business combinations (1)	101	—	—	101
Foreign currency translation	—	414	—	414
Goodwill reallocation (3)	(1,000)	—	1,000	—
Impairment charge	—	—	(13,083)	(13,083)

Balance as of December 31, 2012:
Goodwill	450,481	52,947	159,077	662,505
Accumulated impairment losses	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2012	$450,481	$52,947	$16,094	$519,522

(1)	Consists primarily of additional purchase price earned by selling shareholders subsequent to the business combination as certain financial performance targets and conditions were met. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts are recorded as additional purchase consideration in the period they are earned with a corresponding adjustment to goodwill. As of December 31, 2011, $32.1 million was accrued under such arrangements and was paid to selling shareholders in 2012. As of December 31, 2012, we have no further obligations under these arrangements.
(2)	In accordance with ASC Topic 350, a portion of the goodwill associated with the Financial Consulting segment as of December 30, 2011 was allocated to the AA practice based on the relative fair value of the business disposed of and the portion of the reporting unit that was retained. Accordingly, goodwill allocated to the Financial Consulting segment was reduced by $2.5 million and included in the loss on disposal of the AA practice.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

(3)	From time to time, we reorganize our internal organization structure to better align our service offerings. During the first quarter of 2012, we moved our healthcare valuation practice from our Health and Education Consulting segment to our Financial Consulting segment. As a result, $1.0 million of related goodwill was also reallocated between these segments using a relative fair value approach.

2012 Annual Goodwill Impairment Test

Pursuant to our policy and in accordance with FASB ASC Topic 350, we performed our annual goodwill impairment test as of November 30, 2012. This test was performed using the quantitative two-step process described in ASC Topic 350. Based on the result of the first step of this goodwill impairment analysis, we determined that the fair values of our Health and Education Consulting, Legal Consulting, and Financial Consulting segments exceeded their respective carrying values by 80%, 60%, and 14%, respectively. Since the fair value of all reporting units exceeded their carrying values, the second step of the goodwill impairment test was not necessary.

In estimating the fair value of our reporting units, we have relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. For companies providing services similar to those provided by us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is more dependent on their ability to generate earnings than on the value of the individual assets.

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by our reporting units and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting units and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows, we relied on an internally generated five-year forecast. For periods after the five-year forecast, we estimated a 3.5% long-term assumed annual revenue growth rate for our Health and Education Consulting segment and a 3.0% long-term assumed annual revenue growth rate for our Legal Consulting and Financial Consulting segments. Our forecast is based on our historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 13% weighted average cost of capital (“WACC”) discount rate for each reporting unit.

In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were then applied to the operating data for our reporting units and adjusted for factors similar to those used in a discounted cash flow analysis to arrive at an indication of value.

Determining the fair value of a reporting unit requires us to make significant judgments, estimates and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will not decline significantly from our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in additional goodwill impairment charges.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

Third Quarter 2012 Goodwill Impairment Charge

In the second quarter of 2012, our Financial Consulting segment leadership undertook several initiatives intended to improve the reporting unit’s financial performance. While the reporting unit’s third quarter financial results improved over the second quarter results, the progress of the financial, operational, and business development improvements was not in line with our expectations, causing us to believe that the likely time frame to improve the reporting unit’s performance would be longer than originally anticipated. Therefore, we concluded that the carrying value of the reporting unit likely exceeded its fair value and, in connection with the preparation of our financial statements for the quarter ended September 30, 2012, we performed an interim impairment test.

Our goodwill impairment test was performed using the quantitative two-step process discussed above. In the first step, we compared the fair value of the Financial Consulting segment with its net book value (or carrying amount), including goodwill. In estimating the fair value of the Financial Consulting segment, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the result of the first step, we determined that the fair value of our Financial Consulting segment was less than its carrying value as of September 30, 2012 and, as such, we applied the second step of the goodwill impairment test to this reporting unit. The second step compared the implied fair value of the Financial Consulting segment’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Based on the result of the second step of the goodwill impairment analysis, we recorded a $13.1 million non-cash pretax charge to reduce the carrying value of goodwill in our Financial Consulting segment.

In estimating future cash flows for our Financial Consulting segment, we relied on an internally generated six-year forecast and a three percent long-term assumed annual revenue growth rate for periods after the six-year forecast. Our forecast was based on our historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 13% WACC discount rate.

Third Quarter 2011 Goodwill Impairment Charge

During the third quarter of 2011, in connection with our quarterly forecasting cycle, we updated the forecasted results of operations for our operating segments based on the most recent financial results and our best estimates of future operations. The updated forecast reflected a decline in revenues for the AA practice within our Financial Consulting segment primarily due to the inability to generate new sales to replace decreasing revenues from one significant client. As a result, in connection with the preparation of our financial statements for the quarter ended September 30, 2011, we performed an impairment analysis with respect to the carrying value of goodwill in our Financial Consulting segment.

Our goodwill impairment test was performed using the quantitative two-step process discussed above. In the first step, we compared the fair value of the Financial Consulting segment with its net book value (or carrying amount), including goodwill. In estimating the fair value of the Financial Consulting segment, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the result of the first step, we determined that the fair value of our Financial Consulting segment was less than its carrying value as of September 30, 2011 and, as such, we applied the second step of the goodwill impairment test to this segment as described above. Based on the result of the second

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

step of the goodwill impairment analysis, we recorded a $23.9 million non-cash pretax charge to reduce the carrying value of goodwill in our Financial Consulting segment. The tax benefit associated with this charge was $9.5 million. Of the $23.9 million goodwill impairment charge, $1.9 million is reported as discontinued operations in the Consolidated Statement of Earnings and Other Comprehensive Income for the year ended December 31, 2011.

In estimating future cash flows for our Financial Consulting reporting unit, we relied on an internally generated six-year forecast and a three percent long-term assumed annual revenue growth rate for periods after the six-year forecast. Our forecast was based on our historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 14% WACC discount rate.

Acquisitions

During 2012, the Company completed two acquisitions within the Legal Consulting segment; Ascertus Ltd., a London-based source of software solutions and professional services for corporate legal departments and law firms, and AdamsGrayson, a managed review and legal staffing firm based in Washington, D.C., and one acquisition within the Health and Education Consulting segment; the Higher Education practice of Slover-Linett Strategies, Inc., a research and assessment services practice for colleges, universities and other higher education organizations (“Slover-Linett”). The aggregate fair value of the total consideration transferred for the two acquisitions within the Legal Consulting segment totaled $31.2 million. In accordance with FASB ASC Topic 805, “Business Combinations”, we recorded $8.6 million of intangible assets and $19.4 million of goodwill related to these two acquisitions. The fair value of the total consideration transferred for the acquisition within the Health and Education Consulting segment totaled $1.5 million. In accordance with FASB ASC Topic 805, “Business Combinations”, we recorded $0.4 million of intangible assets and $1.0 million of goodwill related to this acquisition.

We have recognized the assets and liabilities of Slover-Linett based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets.

Intangible Assets

Intangible assets as of December 31, 2012 and 2011 consisted of the following:

		December 31, 2012		December 31, 2011
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$24,738	$10,268	$17,367	$6,950
Non-competition agreements	1 to 6	4,684	3,067	6,693	4,442
Trade names	1 to 8	150	8	247	192
Technology and software	3 to 5	4,041	1,751	11,949	7,805
Document reviewer database	3	450	90	—	—

Total		$34,063	$15,184	$36,256	$19,389

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Intangible assets amortization expense for the years ended December 31, 2012, 2011 and 2010 was $7.0 million, $8.2 million and $7.9 million, respectively. Estimated intangible assets amortization expense is $5.8 million for 2013, $4.5 million for 2014, $3.1 million for 2015, $1.8 million for 2016 and $1.2 million for 2017. Actual amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

As discussed under Note 9 “Restructuring Charges,” we wrote off $0.6 million of intangible assets during 2011 as a result of a change in strategy and forecasted results for a specific practice in our Health and Education Consulting segment.

5.	Property and Equipment

Depreciation expense for property and equipment was $15.3 million, $15.7 million and $14.6 million for 2012, 2011 and 2010, respectively. Property and equipment at December 31, 2012 and 2011 are detailed below:

	December 31,
	2012	2011
Computers, related equipment and software	$54,575	$54,404
Leasehold improvements	36,388	32,250
Furniture and fixtures	18,946	17,189
Assets under capital lease	877	1,345
Assets under construction	—	101

Property and equipment	110,786	105,289
Accumulated depreciation and amortization	(76,981)	(74,113)

Property and equipment, net	$33,805	$31,176

During 2011, we decreased our estimate of the expected useful life for certain internal use software and as a result recorded additional depreciation expense of $0.6 million and $1.2 million during 2012 and 2011, respectively. As of December 31, 2012, this software is fully depreciated.

6.	Borrowings

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

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

The Term Loan, as amended, is subject to scheduled quarterly amortization payments equal to 4.9% of the original principal balance in 2012, which has been paid as of December 31, 2012, 11.7% in 2013, 12.4% in 2014, 14.2% in 2015, 14.8% in 2016 and 42.0% in 2017, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is August 31, 2017, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on August 31, 2017.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00 with step-downs in subsequent periods, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At December 31, 2012, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.54 to 1.00, a leverage ratio of 1.64 to 1.00, and net worth greater than $150 million. At December 31, 2011, we were also in compliance with our financial covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At December 31, 2012, outstanding letters of credit totaled $5.1 million and are primarily used as security deposits for our office facilities. As of December 31, 2012, the unused borrowing capacity under the 2011 Credit Agreement was $242.4 million. Borrowings outstanding under this credit facility at December 31, 2012 totaled $192.5 million. These borrowings carried a weighted average interest rate of 2.5%, including the effect of the interest rate swaps described below in Note 10 “Derivative Instrument and Hedging Activity.” All of the borrowings outstanding under the 2011 Credit Agreement are classified as long-term on our Consolidated Balance Sheets as the principal under the Revolver is not due until 2017 and we intend to fund scheduled quarterly payments under the Term Loan with availability under the Revolver. Borrowings outstanding at December 31, 2011 were $193.5 million and carried a weighted average interest rate of 3.3%.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

In connection with the first amendment to the credit agreement, we incurred debt issue costs of approximately $2.5 million, which are amortized over the remaining life of the credit agreement using the effective interest method. The payment of debt issue costs is reflected as cash used in financing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2012. This amount was incorrectly classified in net cash provided by operating activities in the cash flow statement for the nine months ended September 30, 2012, resulting in an understatement of net cash provided by operating activities and an overstatement of net cash provided by financing activities for that period. These changes are not considered material, and there were no other changes in presentation or classification from prior periods.

7.	Capital Structure

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our Board of Directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2012 and 2011, no such preferred stock has been approved or issued.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

contracts to issue common stock were exercised or converted into common stock under the treasury stock method. Earnings per share under the basic and diluted computations are as follows:

	Year ended December 31,
	2012	2011	2010
Net income from continuing operations	$35,953	$21,481	$7,427
Income (loss) from discontinued operations, net of tax	475	(962)	1,098

Net income	$36,428	$20,519	$8,525

Weighted average common shares outstanding—basic	21,905	21,324	20,546
Weighted average common stock equivalents	380	352	228

Weighted average common shares outstanding—diluted	22,285	21,676	20,774

Net earnings per basic share:
Net income from continuing operations	$1.64	$1.01	$0.36
Income (loss) from discontinued operations, net of tax	0.02	(0.05)	0.05

Net income	$1.66	$0.96	$0.41

Net earnings per diluted share:
Net income from continuing operations	$1.61	$0.99	$0.36
Income (loss) from discontinued operations, net of tax	0.02	(0.04)	0.05

Net income	$1.63	$0.95	$0.41

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. The weighted average common stock equivalents presented above do not include the effect of approximately 85,300, 342,000 and 594,800 common stock equivalents for the years ended December 31, 2012, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

9.	Restructuring Charges

During 2012, we incurred a $4.0 million pretax restructuring expense. This expense primarily consisted of the following charges:

Severance—As the result of workforce reductions to better align our resources with market demand we incurred severance expense of $0.4 million relating to the wind-down of certain operations in the Middle East in our Health and Education Consulting segment.

Office exit costs—During 2012 we consolidated our Washington, D.C. office space and relocated one of our New York City offices. In conjunction with the Washington, D.C. office space consolidation, we recorded a $0.7 million charge related to the present value of the remaining lease payments through 2015 for our old office space, net of estimated sublease income. We relocated the New York City office during the fourth quarter of 2012 and incurred a $0.7 million charge for brokerage fees related to the execution of a sublease agreement for the space we exited. We did not incur a lease charge related to the relocation of our New York City office space as income from our subtenant is expected to more than offset our remaining lease obligations through 2016, net of our deferred lease liability. These charges were partially offset by a $0.9 million net favorable impact related to updated assumptions for certain lease accruals related to previously vacated office spaces and a release from our

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

obligation for certain vacated space at our Chicago headquarters in connection with the lease amendment entered into during the fourth quarter.

Accelerated Depreciation—We incurred $2.5 million of accelerated depreciation expense on leasehold improvements at our New York City office location, which we vacated during the fourth quarter of 2012, as discussed above. We also incurred $0.4 million of accelerated depreciation expense on leasehold improvements at one of our Washington, D.C. office locations and our Amman, Jordan office location, which we vacated during 2012.

As of December 31, 2012, our restructuring charge liability is $1.6 million, and consists of $1.3 million related to the present value of remaining lease payments, net of estimated sublease income, for our vacated office space primarily in San Francisco and Washington, D.C. and $0.3 million of accrued severance expense.

During 2011, we incurred a $3.8 million pretax restructuring expense. This expense consisted of the following charges:

Severance—As the result of workforce reductions to better align our resources with market demand we incurred severance expense of $1.0 million relating to our Health and Education Consulting segment.

Office exit costs—During 2011 we relocated our Boston office and consolidated space at our Chicago headquarters. In conjunction with the Boston relocation, we incurred moving expenses and recorded a charge for the present value of the remaining lease payments through 2013 for our old office space, net of estimated sublease income. The total charge associated with the Boston office exit was $0.3 million. As a result of the Chicago office space consolidation we incurred a $0.5 million charge, which primarily consisted of the present value of remaining lease payments through 2014, net of estimated sublease income.

Accelerated Depreciation—We accelerated the depreciation on leasehold improvements related to two of our office spaces. We incurred $0.6 million of accelerated depreciation expense on leasehold improvements at our Boston office location, which we vacated during the fourth quarter of 2011, as discussed above. We also incurred $0.8 million of accelerated depreciation expense on leasehold improvements related to our New York City office, which we vacated during the fourth quarter of 2012, as discussed above.

Intangible Asset Write-off—As the result of a change in strategy and forecasted results for a specific practice in our Health and Education Consulting segment we wrote-off $0.6 million of intangible assets during 2011.

During 2010, we incurred a $4.1 million pretax restructuring charge, consisting primarily of office exit costs relating to the exit of our San Francisco office space due to the excess capacity at the space and virtual nature of the employees in this geographic location. We also incurred a charge relating to the consolidation of two of our offices into one existing location and the exit of excess office space as a result of the disposition of the D&I practice.

10.	Derivative Instruments and Hedging Activity

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $100.0 million of the total variable-rate borrowings outstanding described above in Note 6 “Borrowings.” Under the terms of the

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

interest rate swap agreement, we received from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 1.715%. This swap effectively converted $100.0 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2009 and through February 23, 2012.

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

FASB ASC Topic 815, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of December 31, 2012, it was anticipated that $0.3 million of the net losses, net of tax, currently recorded in OCI will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the twelve months ended December 31, 2012.

The tables below set forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of December 31, 2012 and December 31, 2011, and for the years ended December 31, 2012, 2011 and 2010.

	Fair Value (Derivative Liability)
Balance Sheet Location	December 31, 2012	December 31, 2011
Accrued expenses	$493	$216
Deferred compensation and other liabilities	$439	$250

	Year ended December 31,
	2012	2011	2010
Net unrealized losses on cash flow hedges, net of tax, beginning of period	$(275)	$(872)	$(394)
Change in fair value, net of tax	(683)	(311)	(1,356)
Reclassification adjustments into earnings, net of tax	404	908	878

Net unrealized losses on cash flow hedges, net of tax, end of period	$(554)	$(275)	$(872)

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

We do not use derivative instruments for trading or other speculative purposes, and we did not have any other derivative instruments or hedging activities as of December 31, 2012.

11.	Fair Value of Financial Instruments

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

Level 1 Inputs	Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs	Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs	Level 3 Inputs Unobservable inputs for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items. The carrying values of our bank borrowings reported in the Consolidated Balance Sheets approximate fair value, using level 2 inputs, since they bear interest at variable rates based on market rates as set forth in the 2011 Credit Agreement. Refer to Note 6 “Borrowings.”

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

The table below sets forth the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012
Asset:
Promissory note	$—	$—	$2,907	$2,907

Liabilities:
Interest rate swaps	$—	$932	$—	$932
Deferred acquisition payments	—	—	10,525	10,525

Total liabilities	$—	$932	$10,525	$11,457

December 31, 2011
Asset:
Promissory note	$—	$—	$2,680	$2,680

Liabilities:
Interest rate swaps	$—	$466	$—	$466
Deferred acquisition payment	—	—	1,969	1,969

Total liabilities	$—	$466	$1,969	$2,435

As part of the consideration received for the sale of our AA practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. The note will be paid to the Company in quarterly installments of approximately $0.2 million beginning in April 2013 with a final payment of approximately $1.1 million on the maturity date in December 2015. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 14%, which accounts for the risks associated with the note. The increase in the fair value of the note during 2012 reflects the accretion of interest income in excess of interest payments received.

The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.

Deferred acquisition payments are included in the total purchase consideration for certain business acquisitions the Company has completed, and represent fixed future payments owed to the sellers of those businesses. The fair value of the deferred acquisition payments is based on the payment terms, which range from 1 to 2 years, and the net present value of expected cash flows using a discount rate ranging from 4% to 8%.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

12.	Comprehensive Income

The tables below set forth the components of comprehensive income for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012			2011			2010
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Net income			$36,428			$20,519			$8,525
Other comprehensive income (loss):
Foreign currency translation adjustment	$235	$(106)	$129	$175	$(21)	$154	$(893)	$204	$(689)
Unrealized gain (loss) on cash flow hedging instruments	(466)	187	(279)	994	(397)	597	(796)	318	(478)

Other comprehensive income (loss)	$(231)	$81	$(150)	$1,169	$(418)	$751	$(1,689)	$522	$(1,167)

Total comprehensive income			$36,278			$21,270			$7,358

13.	Employee Benefit and Deferred Compensation Plans

We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax contributions. We match an amount equal to the employees’ contributions up to 6% of the employees’ salaries. Our matching contributions for the years ended December 31, 2012, 2011 and 2010 were $12.0 million, $11.1 million and $10.9 million, respectively.

We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our Board of Directors or a committee designated by the Board of Directors. Under the Plan, members of the Board of Directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2012 and 2011 was $4.4 million and $3.7 million, respectively.

14.	Equity Incentive Plans

In 2012, Huron adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”), in order to increase the number of shares of common stock available as equity compensation to employees, non-employee directors, and independent contractors, and to make certain updates to reflect changes in market practices since our last plan, the 2004 Omnibus Stock Plan (the “2004 Plan”) was adopted. The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock, performance shares and other share-based or cash-based awards valued in whole or in part by reference to, or otherwise based on, our common stock.

The 2012 Plan replaced, on a prospective basis, our 2004 Plan such that all future grants will be granted under the 2012 Plan and any outstanding awards granted under the 2004 Plan that are cancelled, expired, forfeited,

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

settled in cash or otherwise terminated without a delivery of shares to the participant will not become available for grant under the 2012 Plan. Under the 2012 Plan, as originally adopted, 850,000 shares plus 548,204 shares of common stock available for issuance under the 2004 Plan as of the adoption date were reserved for issuance to eligible participants, for a total of 1,398,204 shares available for issuance as of the adoption date. As of December 31, 2012, approximately 1,352,530 shares remain available for issuance.

The 2004 Plan, which replaced our then-existing equity plans for grants of share-based awards, permitted the grant of stock options, restricted stock, and other share-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. Under the 2004 Plan, shares of common stock were reserved for issuance to eligible employees, executive officers, independent contractors and outside directors. Upon adoption of the 2012 Plan, no further awards will be made under the 2004 Plan. Any awards made under the 2004 Plan prior to adoption of the 2012 Plan will continue to be subject to the terms and conditions of the 2004 Plan.

The Compensation Committee of the Board of Directors has the responsibility of interpreting the 2012 Plan and determining all of the terms and conditions of awards made under the 2012 Plan, including when the awards will become exercisable or otherwise vest. Subject to acceleration under certain conditions, the majority of our stock options and restricted stock vest annually over four years, and our performance-based share awards vest over a three year period, as discussed below. All stock options have a ten-year contractual term.

Total share-based compensation cost recognized for the years ended December 31, 2012, 2011 and 2010 was $15.7 million, $19.2 million and $19.1 million, respectively, with related income tax benefits of $6.0 million, $7.0 million and $7.0 million, respectively. As of December 31, 2012, there was $19.2 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.3 years.

Stock Options

In May 2010, the Company granted 100,000 stock option awards to our Chief Executive Officer under the 2004 Plan. Of the 100,000 option grant, 50,000 stock options vest on the third anniversary of the grant date and 50,000 stock options vest on the third anniversary of the grant date and were subject to the further condition that, on or before the third anniversary of the grant date, the 60 business day average price of a share of the Company’s common stock shall have exceeded 125% of the grant date price of a share of the Company’s common stock. This condition was met during the third quarter of 2011. Therefore, all 100,000 stock options will vest in May 2013, provided he is still actively employed. The weighted average fair value of options granted during 2010 was $11.08.

During 2012 and 2011, the Company granted 40,463 and 49,196 stock option awards, respectively, to certain named executive officers under the 2004 Plan. The weighted average fair value of the options granted during 2012 and 2011 was $17.09 and $12.52, respectively. These awards vest annually over four years.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

The weighted average fair values of the options granted during 2012, 2011 and 2010 were calculated using the Black-Scholes option-pricing model and the Monte Carlo simulation using the following assumptions:

	2012	2011	2010
Black-Scholes option-pricing model:
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	45.0%	45.0%	45.0%
Risk-free rate	1.2%	2.1%/2.7%	2.9%
Expected option life (in years)	6.25	6.25	6.25

Monte Carlo simulation:
Expected dividend yield	—	—	0.0%
Expected volatility	—	—	45.0%
Risk-free rate	—	—	3.69%
Expected option life (in years)	—	—	10

Expected volatility was based on our historical stock prices, the historical volatility of comparable companies, and implied volatilities from traded options in our stock. The risk-free interest rates were based on the rate of U.S. Treasury bills with equivalent expected terms of the stock options at the time of the option grant. The expected option life for the 2012, 2011 and 2010 option grants was estimated using the simplified method. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term due to the limited period of time our shares have been publicly traded.

Stock option activity for the years ended December 31, 2012 and 2011 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	229	$13.94	5.7	$2.8
Granted	49	$26.41
Exercised	(28)	$7.84
Forfeited or expired	—	$—

Outstanding at December 31, 2011	250	$17.07	6.0	$5.4
Granted	40	$38.18
Exercised	(44)	$6.23
Forfeited or expired	—	$—

Outstanding at December 31, 2012	246	$22.49	6.4	$2.7

Exercisable at December 31, 2012	69	$9.82	2.4	$1.6

The aggregate intrinsic value of options exercised during 2012, 2011 and 2010 was $1.2 million, $0.5 million and $1.5 million, respectively.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

Restricted Stock Awards

The grant date fair values of our restricted stock awards are measured pursuant to FASB ASC Topic 718. Restricted stock activity for the years ended December 31, 2012 and 2011 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Nonvested restricted stock at December 31, 2010	1,057	$36.24
Granted	409	$27.09
Vested	(481)	$36.24
Forfeited	(135)	$37.94

Nonvested restricted stock at December 31, 2011	850	$31.57
Granted	399	$37.46
Vested	(327)	$35.56
Forfeited	(102)	$30.79

Nonvested restricted stock at December 31, 2012	820	$32.95

The aggregate fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $12.2 million, $14.5 million and $11.9 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2010 was $23.70.

Performance-based Share Awards

The grant date fair values of our performance-based share awards are measured pursuant to FASB ASC Topic 718. The total number of shares earned by recipients of these awards is dependent upon the achievement of predefined performance goals during the year of grant as established by the Compensation Committee. For certain performance awards, the recipients may earn additional shares of stock for performance achieved above a stated target level.

In March and August 2011, the Company granted 55,000 performance-based share awards to certain executive officers to promote earnings growth. The performance condition for these awards was based on targets related to the Company’s fiscal 2011 adjusted diluted earnings per share from continuing operations, a non-GAAP financial measure. The recipients earned 97% of the total award based on the Company’s actual 2011 results compared to the stated target levels. One third of these shares vested on December 31, 2011 and the remaining two thirds will vest on December 31, 2013.

In April 2011, the Company granted 109,000 performance-based share awards to certain managing directors in our Healthcare practice in order to incentivize them to meet stated financial and operational goals. The performance conditions for these awards were based on targets related to the practice’s 2011 revenue and EBITDA, which were both equally weighted. The recipients earned 97.9% of the total award based on the practice’s actual 2011 results compared to the stated target levels. One third of these shares vested in the first quarter of 2012 and the remaining two thirds will vest annually over the next two-year period.

In March 2012, the Company granted 42,000 performance-based share awards to certain executive officers to promote earnings growth. The performance condition for these awards was based on targets related to the

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

Company’s fiscal 2012 adjusted diluted earnings per share from continuing operations, a non-GAAP financial measure. The recipients earned 25% of the total award based on the Company’s actual 2012 results compared to the stated target levels. One third of these shares vested on December 31, 2012 and the remaining two thirds will vest on December 31, 2014.

In March 2012, the Company granted 79,000 performance-based share awards to certain managing directors in our Healthcare practice in order to incentivize them to meet stated financial and operational goals. The performance conditions for these awards were based on targets related to the practice’s 2012 revenue and EBITDA, which were both equally weighted. The recipients earned 47% of the total award based on the practice’s actual 2012 results compared to the stated target levels. These awards will vest annually over a three-year period, with the first third vesting on March 1, 2013.

Performance-based stock activity for the years ended December 31, 2012 and 2011 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2010	197	$23.86
Granted	164	$27.10
Vested	(29)	$23.86
Forfeited	(150)	$24.12

Nonvested performance-based stock at December 31, 2011	182	$26.56
Granted	121	$38.18
Vested	(79)	$25.90
Forfeited	(35)	$30.42

Nonvested performance-based stock at December 31, 2012	189	$33.55

The aggregate fair value of performance-based stock that vested during the years ended December 31, 2012 and 2011 was $2.9 million and $0.7 million, respectively. There was no vesting of performance-based stock during the year ended December 31, 2010. The weighted average grant date fair value per share of performance-based stock granted during 2010 was $23.86.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

15.	Income Taxes

The income tax expense for continuing operations for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$23,511	$(9,428)	$8,282
State	5,033	(542)	3,651
Foreign	59	(115)	79

Total current	28,603	(10,085)	12,012

Deferred:
Federal	878	27,972	1,098
State	289	3,513	(96)
Foreign	(75)	229	118

Total deferred	1,092	31,714	1,120

Income tax expense for continuing operations	$29,695	$21,629	$13,132

The components of income from continuing operations before income tax expense were as follows:

	Year ended December 31,
	2012	2011	2010
U.S.	$76,750	$54,313	$25,658
Foreign	(11,102)	(11,203)	(5,099)

Total	$65,648	$43,110	$20,559

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows.

	Year ended December 31,
	2012	2011	2010
Percent of pretax income from continuing operations:
At U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes	5.4	6.6	12.6
Meals and entertainment	0.8	1.2	3.0
Valuation allowance	2.0	4.5	3.9
Realized investment (gains) losses	(0.1)	0.3	(0.4)
Disallowed executive compensation	0.3	0.7	4.2
Foreign source income	2.5	4.5	6.0
Tax credits	—	(2.5)	—
Other	(0.7)	(0.1)	(0.4)

Effective income tax expense rate for continuing operations	45.2%	50.2%	63.9%

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

The effective tax rate for discontinued operations in 2012 was 37.8% based on a tax expense of $0.3 million. The effective income tax rate was higher than the statutory rate primarily due to state income taxes. The effective tax rate for discontinued operations in 2011 was 49.8% based on a tax benefit of $1.0 million. The income tax benefit in 2011 was higher than the statutory rate primarily due to a foreign benefit adjustment. The effective tax rate for discontinued operations in 2010 was 62.4% based on a tax expense of $1.8 million. The income tax expense in 2010 was higher than the statutory rate primarily due to an increase in valuation allowance.

Deferred tax assets for continuing operations at December 31, 2012 and 2011 consist of the following:

	December 31,
	2012	2011
Deferred tax assets:
Share-based compensation	6,337	4,558
Accrued payroll and other liabilities	9,215	6,663
Deferred lease incentives	3,381	3,354
Revenue recognition	3,219	3,400
Net operating loss carry forwards	4,354	3,341
Tax Credits	611	2,237
Other	2,408	1,651

Total deferred tax assets	29,525	25,204
Valuation allowance	(4,104)	(2,540)

Net deferred tax assets	25,421	22,664

Deferred tax liabilities:
Prepaid expenses	(4,174)	(4,864)
Property and equipment	(1,478)	(2,242)
Section 197 Intangibles/Goodwill	(17,774)	(14,441)
Other	(1,754)	(664)

Total deferred tax liabilities	(25,180)	(22,211)

Net deferred tax asset for continuing operations	$241	$453

As of December 31, 2012 and 2011, we had valuation allowances of $4.1 million and $2.5 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign losses. In addition, the Company has net foreign operating losses of $19.5 million which carry forward indefinitely and state net operating loss carry forwards of $3.5 million which will expire between the years 2025 and 2031. The Company also has federal and state tax credit carry forwards of $0.6 million. The federal tax credits will expire in 2021 and the state tax credits will expire in 2017.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2010	$1,614
Additions based on tax positions related to the current year	202
Decrease based on settlements with taxing authorities	(171)
Decrease due to lapse of statute of limitations	(899)

Balance at December 31, 2010	$746
Additions based on tax positions related to the current year	—
Additions based on tax positions related to the prior years	52

Balance at December 31, 2011	$798
Additions based on tax positions related to the current year	—
Additions based on tax positions related to the prior years	117
Decrease due to lapse of statute of limitations	(474)

Balance at December 31, 2012	$441

Of the $0.4 million of unrecognized tax benefits at December 31, 2012, $0.4 million would affect the effective tax rate if recognized. We do not expect that changes in the liability for unrecognized tax benefits during the next 12 months will have a significant impact on our financial position or results of operations.

As of December 31, 2012 and 2011, an immaterial amount was accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of operations.

We file income tax returns with federal, state, local and foreign jurisdictions. The Company is currently under audit by federal tax authorities for tax years 2009, 2010, and 2011. The Company is currently under audit by the State of Wisconsin for tax years 2006, 2007, and 2008, and the State of Massachusetts for the tax years 2009 and 2010. Our foreign income tax filings are subject to future examinations by the local tax authorities for tax years 2007 through 2012.

16.	Commitments, Contingencies and Guarantees

Lease Commitments

We lease office space and certain equipment and software under non-cancelable operating and capital lease arrangements expiring on various dates through 2024, with various renewal options. Our principal executive offices located in Chicago, Illinois are under a lease expiring in September 2024. We have a five-year renewal option that will allow us to continue to occupy this office space until September 2029. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

may be adjusted for increases in operating expense above the specified amount. Rental expense, including operating costs and taxes, for the years ended December 31, 2012, 2011 and 2010 was $16.8 million, $14.9 million and $15.6 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2012, are as follows:

	Capital Lease Obligations	Operating Lease Obligations	Sublease Income
2013	$2	$15,159	$(4,577)
2014	2	15,189	(4,081)
2015	2	14,502	(3,608)
2016	—	12,176	(1,900)
2017	—	7,514	—
Thereafter	—	32,674	—

Total	$6	$97,214	$(14,166)

Litigation

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and is also seeking to recover an unspecified amount of civil penalties. On June 18, 2012, Huron filed a Summary Judgment motion which, if won, would have the effect of dismissing the action in its entirety. The Summary Judgment motion is currently pending. We have conducted preliminary settlement discussions with the relator, and as a result we recorded a charge of $1.2 million in the second quarter of 2012, in accordance with FASB ASC Topic 450, “Contingencies.” No trial date has been set. We believe that the claims are without merit and, absent reasonable settlement, intend to vigorously defend ourselves in this matter.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

Guarantees

Guarantees in the form of letters of credit totaling $5.1 million and $4.0 million were outstanding at December 31, 2012 and December 31, 2011, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

In connection with certain business acquisitions, we were required to pay additional purchase consideration to the sellers if specific performance targets and conditions were met over a number of years as specified in the related purchase agreements. These amounts were calculated and payable at the end of each year based on full year financial results. Additional purchase consideration earned by certain sellers totaled $32.2 million for the year ended December 31, 2011. As of December 31, 2012, we have no further obligations under these arrangements.

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

Segments are defined by FASB ASC Topic 280, “Segment Reporting,” as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under three operating segments, which are reportable segments: Health and Education Consulting, Legal Consulting, and Financial Consulting.

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

•

Legal Consulting. Our Legal Consulting segment provides advisory and business services to assist law departments of major corporations and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services add value to organizations by helping reduce the amounts they spend on legal services and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management, including matter management, records management, document review and discovery services. Included in this segment’s offerings is our Integrated Analytics solution, which is designed to deliver an innovative, comprehensive process resulting in more affordable and predictable discovery costs.

•	Financial Consulting. Our Financial Consulting segment provides financial advisory, restructuring and turnaround, interim management, valuation, forensic and litigation, and operational improvement

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

consulting services to companies in transition, boards of directors, and investors and lenders. For companies in financial distress, we work with management to assess the viability of their business, to develop and implement a turnaround plan that will improve cash flow, and implement a debt-restructuring plan to improve the balance sheet. In some instances, we serve in interim management roles. When out-of-court solutions are not achievable, we assist clients in preparing for Chapter 11 bankruptcy filings and with all aspects of the bankruptcy process by gathering, analyzing, and presenting financial and business information needed to achieve successful reorganizations. We also provide claims management services to help companies process and analyze complex and voluminous claims filed in bankruptcies and related litigation matters. We have an array of services that are flexible and responsive to event—and transaction-based needs across industries. Our professionals draw on career experience gathered from operations, lending, investment banking, portfolio and asset management, public accounting, and management consulting to provide practical business solutions.

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

In the first quarter of 2013, the Company reorganized its internal financial reporting structure. Under the new structure, the Company will begin reporting information as five operating segments: Huron Healthcare; Huron Education and Life Sciences; Huron Legal; Huron Financial; and an all other category.

Beginning in 2013, the current Health and Education Consulting segment will become two separate segments: Huron Healthcare and Huron Education and Life Sciences. These practices continue to share a significant number of academic medical center clients and will closely collaborate in the market. The Legal Consulting segment will be referred to as Huron Legal and the Financial Consulting segment will be referred to as Huron Financial. The structure of the Legal Consulting and Financial Consulting segments remains unchanged. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment will be combined and disclosed in an all other category. While our consolidated results will not be impacted, we will restate our historical segment information during 2013 for consistent presentation.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Year ended December 31,
	2012	2011	2010
Health and Education Consulting:
Revenues	$419,024	$399,048	$331,688
Operating income	$146,862	$132,824	$109,654
Segment operating income as a percent of segment revenues	35.0%	33.3%	33.1%
Legal Consulting:
Revenues	$184,918	$172,355	$144,730
Operating income	$44,317	$43,213	$39,254
Segment operating income as a percent of segment revenues	24.0%	25.1%	27.1%
Financial Consulting:
Revenues(1)	$22,019	$34,911	$39,250
Operating income	$1,888	$9,928	$14,519
Segment operating income as a percent of segment revenues	8.6%	28.4%	37.0%
Total Company:
Revenues	$625,961	$606,314	$515,668
Reimbursable expenses	55,764	51,580	43,350

Total revenues and reimbursable expenses	$681,725	$657,894	$559,018

Statement of operations reconciliation:
Segment operating income	$193,067	$185,965	$163,427
Charges not allocated at the segment level:
Other selling, general and administrative expenses	88,012	90,021	110,356
Depreciation and amortization	18,529	18,524	18,372
Goodwill impairment charges(2)	13,083	21,973	—
Other expense	7,795	12,337	14,140

Income from continuing operations before income tax expense	$65,648	$43,110	$20,559

	December 31,
	2012	2011
Segment assets:
Health and Education Consulting	$91,293	$88,580
Legal Consulting	51,768	63,473
Financial Consulting	1,462	4,773
Unallocated assets(3)	643,077	626,473
Discontinued Operations	250	3,345

Total assets	$787,850	$786,644

(1)	Financial Consulting segment revenues above include amounts related to our healthcare valuation consulting practice of $4.4 million, $6.4 million, and $6.6 million for the twelve months ended December 31, 2012, 2011, and 2010, respectively.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

(2)	The goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.
(3)	Goodwill and intangible assets are included in unallocated assets, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources.

For the years ended December 31, 2012, 2011, and 2010, substantially all of our revenues and long-lived assets were attributed to or located in the United States.

No single client generated greater than 10% of our consolidated revenues during the years ended December 31, 2012, 2011 and 2010. At both December 31, 2012 and 2011, no single client’s total receivables and unbilled services balance represented greater than 10% of our total receivables and unbilled services balance.

18.	Valuation and Qualifying Accounts

The following table summarizes the activity of the allowances for doubtful accounts and unbilled services and the valuation allowance for deferred tax assets:

	Beginning balance	Additions(1)	Deductions	Ending balance
Year ended December 31, 2010:
Allowances for doubtful accounts and unbilled services	$14,513	35,409	33,972	$15,950
Valuation allowance for deferred tax assets	$—	765	—	$765
Year ended December 31, 2011:
Allowances for doubtful accounts and unbilled services	$15,950	42,348	47,616	$10,682
Valuation allowance for deferred tax assets	$765	1,775	—	$2,540
Year ended December 31, 2012:
Allowances for doubtful accounts and unbilled services	$10,682	44,613	48,253	$7,042
Valuation allowance for deferred tax assets	$2,540	1,564	—	$4,104

(1)	Additions to allowances for doubtful accounts and unbilled services are charged to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is charged to operating expenses. Additions also include allowances acquired in business acquisitions.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular amounts in thousands, except per share amounts)

19.	Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2012	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$138,637	$144,671	$161,888	$180,765
Reimbursable expenses	13,796	14,554	13,470	13,944
Total revenues and reimbursable expenses	152,433	159,225	175,358	194,709
Gross profit	40,692	51,620	71,883	73,065
Operating income	3,637	14,701	20,564	34,541
Net income from continuing operations	587	6,305	10,416	18,645
Income (loss) from discontinued operations, net of tax	269	202	47	(43)
Net income	856	6,507	10,463	18,602
Net earnings per basic share:
Net income from continuing operations	$0.03	$0.29	$0.47	$0.85
Income from discontinued operations, net of tax	0.01	0.01	0.01	—
Net income	0.04	0.30	0.48	0.85
Net earnings per diluted share:
Net income from continuing operations	$0.03	$0.28	$0.47	$0.83
Income from discontinued operations, net of tax	0.01	0.01	—	—
Net income	0.04	0.29	0.47	0.83
Weighted average shares used in calculating earnings per share:
Basic	21,775	21,918	21,950	21,976
Diluted	22,164	22,248	22,326	22,399

	Quarter Ended
2011	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$136,621	$153,070	$153,579	$163,044
Reimbursable expenses	11,924	13,216	13,140	13,300
Total revenues and reimbursable expenses	148,545	166,286	166,719	176,344
Gross profit	46,982	60,459	59,540	57,792
Operating income	10,815	22,299	3,704	18,629
Net income from continuing operations	3,474	9,164	1,052	7,791
Income (loss) from discontinued operations, net of tax	582	305	(563)	(1,286)
Net income	4,056	9,469	489	6,505
Net earnings per basic share:
Net income from continuing operations	$0.16	$0.43	$0.05	$0.36
Income from discontinued operations, net of tax	0.03	0.02	(0.03)	(0.06)
Net income	0.19	0.45	0.02	0.30
Net earnings per diluted share:
Net income from continuing operations	$0.16	$0.43	$0.05	$0.35
Income from discontinued operations, net of tax	0.03	0.01	(0.03)	(0.06)
Net income	0.19	0.44	0.02	0.29
Weighted average shares used in calculating earnings (loss) per share:
Basic	20,925	21,190	21,551	21,620
Diluted	21,157	21,476	21,968	22,094