Form 10-Q
period 2013-03-31
Huron Consulting Group Inc.
filed 2013-04-26
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 18, 2013, 23,277,877 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$5,749	$25,162
Receivables from clients, net	101,549	97,510
Unbilled services, net	59,123	47,232
Income tax receivable	1,003	192
Deferred income taxes, net	9,631	14,751
Prepaid expenses and other current assets	13,914	15,525

Total current assets	190,969	200,372
Property and equipment, net	33,269	33,805
Other non-current assets	15,584	15,322
Intangible assets, net	17,337	18,879
Goodwill	518,916	519,522

Total assets	$776,075	$787,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,978	$8,461
Accrued expenses	15,786	17,692
Accrued payroll and related benefits	32,869	61,672
Bank borrowings, current portion	25,000	—
Accrued consideration for business acquisitions, current portion	5,586	5,640
Income tax payable	165	7,872
Deferred revenues	15,345	15,388

Total current liabilities	101,729	116,725
Non-current liabilities:
Deferred compensation and other liabilities	7,140	6,973
Bank borrowings, net of current portion	177,500	192,500
Deferred lease incentives	6,874	6,936
Deferred income taxes	15,784	14,560
Accrued consideration for business acquisitions, net of current portion	4,956	4,885

Total non-current liabilities	212,254	225,854
Commitments and Contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,184,665 and 24,793,327 shares issued at March 31, 2013 and December 31, 2012, respectively	243	240
Treasury stock, at cost, 1,893,745 and 1,880,809 shares at March 31, 2013 and December 31, 2012, respectively	(84,137)	(83,715)
Additional paid-in capital	427,607	420,825
Retained earnings	120,667	109,330
Accumulated other comprehensive loss	(2,288)	(1,359)

Total stockholders’ equity	462,092	445,321

Total liabilities and stockholders’ equity	$776,075	$787,900

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues and reimbursable expenses:
Revenues	$164,036	$138,637
Reimbursable expenses	15,336	13,796

Total revenues and reimbursable expenses	179,372	152,433
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	106,128	96,781
Amortization of intangible assets and software development costs	658	1,142
Reimbursable expenses	15,351	13,818

Total direct costs and reimbursable expenses	122,137	111,741

Operating expenses:
Selling, general and administrative	32,263	30,067
Restructuring charges	—	830
Restatement related expenses	—	1,505
Litigation settlement gain	(1,150)	—
Depreciation and amortization	4,779	4,653

Total operating expenses	35,892	37,055

Operating income	21,343	3,637
Other income (expense), net:
Interest expense, net of interest income	(1,863)	(1,866)
Other income, net	13	333

Total other expense, net	(1,850)	(1,533)

Income from continuing operations before income tax expense	19,493	2,104
Income tax expense	8,124	1,517

Net income from continuing operations	11,369	587
(Loss) income from discontinued operations, net of tax	(32)	269

Net income	$11,337	$856

Net earnings per basic share:
Net income from continuing operations	$0.51	$0.03
Income from discontinued operations, net of tax	$—	$0.01

Net income	$0.51	$0.04

Net earnings per diluted share:
Net income from continuing operations	$0.51	$0.03
Income from discontinued operations, net of tax	$(0.01)	$0.01

Net income	$0.50	$0.04

Weighted average shares used in calculating earnings per share:
Basic	22,139	21,775
Diluted	22,487	22,164
Comprehensive income:
Net income	$11,337	$856
Foreign currency translation (loss) gain, net of tax	(997)	239
Unrealized gain on cash flow hedging instruments, net of tax	68	49

Other comprehensive (loss) income	(929)	288

Comprehensive income	$10,408	$1,144

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Additional		Accumulated Other
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2012	23,904,125	$240	(1,889,465)	$(83,715)	$420,825	$109,330	$(1,359)	$445,321
Comprehensive income						11,337	(929)	10,408
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	310,001	3	3,549	143	(146)			—
Exercise of stock options	20,211	—			27			27
Share-based compensation					6,323			6,323
Shares redeemed for employee tax withholdings			(16,283)	(565)				(565)
Income tax benefit on share-based compensation					578			578

Balance at March 31, 2013	24,234,337	$243	(1,902,199)	$(84,137)	$427,607	$120,667	$(2,288)	$462,092

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$11,337	$856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,437	6,621
Share-based compensation	4,635	4,842
Allowances for doubtful accounts and unbilled services	6,953	2,246
Deferred income taxes	6,083	3,344
Changes in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables from clients	(4,742)	2,133
(Increase) decrease in unbilled services	(18,423)	4,456
(Increase) decrease in current income tax receivable / payable, net	(8,513)	2,379
(Increase) decrease in other assets	2,459	1,853
Increase (decrease) in accounts payable and accrued liabilities	(3,000)	3,492
Increase (decrease) in accrued payroll and related benefits	(27,018)	(36,795)
Increase (decrease) in deferred revenues	(34)	(7,978)

Net cash used in operating activities	(24,826)	(12,551)

Cash flows from investing activities:
Purchases of property and equipment, net	(3,576)	(5,267)
Net investment in life insurance policies	(507)	(361)
Purchases of businesses, net of cash acquired	—	(31,298)
Capitalization of internally developed software	(692)	—

Net cash used in investing activities	(4,775)	(36,926)

Cash flows from financing activities:
Proceeds from exercise of stock options	27	29
Shares redeemed for employee tax withholdings	(565)	(3,710)
Tax benefit from share-based compensation	803	1,116
Proceeds from borrowings under credit facility	22,000	93,000
Repayments on credit facility	(12,000)	(42,500)
Payments of capital lease obligations	—	(5)

Net cash provided by financing activities	10,265	47,930

Effect of exchange rate changes on cash	(77)	430
Net decrease in cash and cash equivalents	(19,413)	(1,117)
Cash and cash equivalents at beginning of the period	25,162	5,080

Cash and cash equivalents at end of the period	$5,749	$3,963

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

1.       Description of Business

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress and stimulate growth. Our professionals employ their expertise in administration, management, finance and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities and law firms.

2.       Basis of Presentation

The accompanying unaudited Consolidated Financial Statements reflect the financial position, results of operations and cash flows as of and for the three months ended March 31, 2013 and 2012. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

Certain amounts reported in the previous year have been reclassified to conform to the 2013 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3.       New Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends current accounting guidance on comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. The Company adopted this guidance effective January 1, 2013. The guidance required a change in disclosure only and did not have any effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity, which amends current accounting guidance on foreign currency matters. This guidance requires that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. This guidance will be effective for the Company beginning in the first quarter of 2014. We do not expect the adoption to have a material impact on our consolidated financial statements.

4.       Discontinued Operations

In recent years, we have undertaken several separate initiatives to divest certain practices within the Huron Financial segment in order to enable us to devote more of our energy and financial resources to the remaining businesses of the Company where we have a more substantial market presence. Most recently, on December 30, 2011, we sold the Accounting Advisory (“AA”) practice to a group of investors including the managing director of the practice at the time and recognized a loss of $1.9 million in connection with the sale.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The operating results of AA are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Summarized operating results of discontinued operations are presented in the following table:

	Three Months Ended March 31,
	2013	2012
Revenues	$33	$390
(Loss) income from discontinued operations before income tax expense	$(53)	$424
Net (loss) income from discontinued operations	$(32)	$269

There were no significant assets or liabilities related to discontinued operations in the Consolidated Balance Sheets as of March 31, 2013 or December 31, 2012.

5.       Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2013.

	Current Segments
Former Segments	Huron Healthcare	Huron Legal	Huron Education and Life Sciences	Huron Financial	Total
Health and Education Consulting	$355,880	$—	$94,601	$—	$450,481
Legal Consulting	—	52,947	—	—	52,947
Financial Consulting	—	—	—	159,077	159,077

Total new alignment as of December 31, 2012	355,880	52,947	94,601	159,077	662,505
Accumulated impairment	—	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2012	355,880	52,947	94,601	16,094	519,522

Foreign currency translation	—	(606)	—	—	(606)

Goodwill, net as of March 31, 2013	$355,880	$52,341	$94,601	$16,094	$518,916

During the first quarter of 2013, we changed our internal financial reporting structure. Under the new structure, our former Health and Education Consulting segment became two separate segments: Huron Healthcare and Huron Education and Life Sciences. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment were combined and disclosed in our All Other segment. The Legal Consulting segment is now referred to as Huron Legal and the Financial Consulting segment is now referred to as Huron Financial. The structure of the Legal Consulting and Financial Consulting segments did not change. As a result of these changes, we now have five reporting segments, which are the same as our operating segments and reporting units.

In accordance with ASC 350, “Intangibles – Goodwill and Other”, we reassigned the goodwill balance of the Health and Education Consulting segment using the relative fair value approach based on an evaluation of expected future discounted cash flows. Based on this relative fair value analysis, we reassigned $355.9 million of goodwill to Huron Healthcare and $94.6 million of goodwill to Huron Education and Life Sciences.

In conjunction with the goodwill reassignment, we performed the first step of the goodwill impairment test for the goodwill balances within our Huron Healthcare and Huron Education and Life Sciences reporting units as of January 2, 2013. Based on the result of the first step of the goodwill impairment test, we determined that the fair values of our Huron Healthcare and Huron Education and Life Sciences reporting units exceeded their carrying values. Since the fair values of both reporting units exceeded their carrying values, the second step of the goodwill impairment test was not necessary.

In estimating the fair value of our Huron Healthcare and Huron Education and Life Sciences reporting units, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. For companies providing services similar to those provided by us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is dependent on their ability to generate earnings.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by our reporting units and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting units and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows, we relied on an internally generated six-year forecast. For periods after the six-year forecast, we assumed a 3.5% long-term annual revenue growth rate. Our forecast is based on our historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 13% weighted average cost of capital (“WACC”) discount rate for each reporting unit.

In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were then adjusted for factors similar to those used in a discounted cash flow analysis and applied to the operating data for our reporting units to arrive at an indication of value.

Determining the fair value of a reporting unit requires us to make significant judgments, estimates and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will not differ significantly from our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in goodwill impairment charges.

Intangible assets as of March 31, 2013 and December 31, 2012 consisted of the following:

		March 31, 2013		December 31, 2012
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$24,634	$11,219	$24,738	$10,268
Non-competition agreements	1 to 6	4,684	3,295	4,684	3,067
Trade names	1 to 8	150	20	150	8
Technology and software	5	4,041	1,953	4,041	1,751
Document reviewer database	3	450	135	450	90

Total		$33,959	$16,622	$34,063	$15,184

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

Intangible assets amortization expense was $1.5 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. Estimated annual intangible assets amortization expense is $5.8 million for 2013, $4.5 million for 2014, $3.1 million for 2015, $1.8 million for 2016, $1.2 million for 2017 and $0.7 million for 2018. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

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

	Three Months Ended March 31,
	2013	2012
Net income from continuing operations	$11,369	$587
(Loss) income from discontinued operations, net of tax	(32)	269

Net income	$11,337	$856

Weighted average common shares outstanding – basic	22,139	21,775
Weighted average common stock equivalents	348	389

Weighted average common shares outstanding – diluted	22,487	22,164

Net earnings per basic share:
Net income from continuing operations	$0.51	$0.03
Income from discontinued operations, net of tax	—	0.01

Net income	$0.51	$0.04

Net earnings per diluted share:
Net income from continuing operations	$0.51	$0.03
(Loss) income from discontinued operations, net of tax	(0.01)	0.01

Net income	$0.50	$0.04

The computation of diluted earnings per share excludes unvested restricted common stock, outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. The weighted average common stock equivalents presented above do not include the effect of approximately 78,900 and 22,000 common stock equivalents for the three months ended March 31, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.

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

The Term Loan, as amended, is subject to scheduled quarterly amortization payments equal to 4.9% of the original principal balance in 2012, which was paid as of December 31, 2012, 11.7% in 2013, 12.4% in 2014, 14.2% in 2015, 14.8% in 2016 and 42.0% in 2017, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is August 31, 2017, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on August 31, 2017.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio that varies throughout the term and was 3.25 to 1.00 as of March 31, 2013, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At March 31, 2013, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.81 to 1.00, a leverage ratio of 1.54 to 1.00, and net worth greater than $150 million. At December 31, 2012, we were also in compliance with our financial debt covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At March 31, 2013, outstanding letters of credit totaled $5.1 million and are primarily used as security deposits for our office facilities. As of March 31, 2013, the unused borrowing capacity under the 2011 Credit Agreement was $227.4 million. Borrowings outstanding under this credit facility at March 31, 2013 totaled $202.5 million. These borrowings carried a weighted average interest rate of 2.6%, including the effect of the interest rate swaps described below in Note 9 “Derivative Instruments and Hedging Activity.” Borrowings outstanding at December 31, 2012 were $192.5 million and carried a weighted average interest rate of 2.5%. Effective March 31, 2013, we have classified as current liabilities, the scheduled quarterly principal payments due under the Term Loan within twelve months of the balance sheet date, as we intend to make these payments with cash from operations rather than from availability under the Revolver.

8.       Restructuring Charges

We did not incur restructuring charge expense during the first quarter of 2013. As of March 31, 2013, our restructuring charge liability is $1.0 million, and primarily consists of the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in San Francisco and Washington, D.C. The restructuring charge liability is included as a component of Accrued expenses and Deferred compensation and other liabilities.

During the first quarter of 2012, we incurred a $0.8 million pre-tax restructuring charge, primarily consisting of accelerated depreciation on leasehold improvements related to the anticipated relocation of one of our New York City office locations, which we relocated during the fourth quarter of 2012. We did not incur a lease charge related to the relocation of our New York City office space as income from our subtenant is expected to more than offset our remaining lease obligations through 2016, net of our deferred lease liability.

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

FASB ASC Topic 815, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of March 31, 2013, it was anticipated that $0.3 million of the net losses, net of tax, currently recorded in OCI will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three months ended March 31, 2013.

The tables below set forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of March 31, 2013 and December 31, 2012.

	Fair Value (Derivative Liability)
Balance Sheet Location	March 31, 2013	December 31, 2012
Accrued expenses	$455	$493
Deferred compensation and other liabilities	$365	$439

We do not use derivative instruments for trading or other speculative purposes, and we did not have any other derivative instruments or hedging activities as of March 31, 2013. Refer to Note 11 “Other Comprehensive (Loss) Income” for additional information on our derivative instruments.

On April 4, 2013, we entered into a one-year forward amortizing interest rate swap agreement effective on March 31, 2014 and ending on August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $60.0 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 0.985%.

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

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2013
Asset:
Promissory note	$—	$—	$2,974	$2,974
Liabilities:
Interest rate swaps	$—	$820	$—	$820
Deferred acquisition payments	—	—	10,542	10,542

Total liabilities	$—	$820	$10,542	$11,362

December 31, 2012
Asset:
Promissory note	$—	$—	$2,907	$2,907
Liabilities:
Interest rate swaps	$—	$932	$—	$932
Deferred acquisition payments	—	—	10,525	10,525

Total liabilities	$—	$932	$10,525	$11,457

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

As part of the consideration received for the sale of our AA practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. The note will be paid to the Company in quarterly installments of approximately $0.2 million beginning in the second quarter of 2013 with a final payment of approximately $1.1 million on the maturity date in December 2015. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 14%, which accounts for the risks associated with the note. The increase in the fair value of the note during the first three months of 2013 reflects the accretion of interest income in excess of interest payments received.

The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.

Deferred acquisition payments are included in the total purchase consideration for certain business acquisitions the Company has completed, and represent fixed future payments owed to the sellers of those businesses. The fair value of the deferred acquisition payments is based on the payment terms, which range from 1 to 2 years, and the net present value of expected cash flows using a discount rate ranging from 4% to 8%. The increase in the fair value of the deferred acquisition payments during the first three months of 2013 reflects the accretion of interest expense in excess of interest payments made.

11.       Other Comprehensive (Loss) Income

The table below sets forth the components of other comprehensive (loss) income, net of tax, for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(1,048)	$51	$(997)	$353	$(114)	239
Unrealized gain on cash flow hedges:
Change in fair value	(25)	11	(14)	(173)	70	(103)
Reclassification adjustments into earnings	137	(55)	82	254	(102)	152

Net unrealized gain	112	(44)	68	81	(32)	49

Other comprehensive (loss) income	$(936)	$7	(929)	$434	$(146)	288

Amounts reclassified from accumulated other comprehensive loss related to our cash flow hedges are recorded to Interest expense, net of interest income.

Accumulated other comprehensive loss, net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains/(Losses) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(805)	$(554)	$(1,359)
Current period change	(997)	68	(929)

Balance, March 31, 2013	$(1,802)	$(486)	$(2,288)

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

12.       Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2013 and 2012 were 41.7% and 72.1%, respectively. The effective tax rate in the first quarter of 2013 was slightly higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of the retroactive reinstatement of the federal research and development tax credit, which was enacted during the quarter. The effective tax rate in the first quarter of 2012 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible expenses. The foreign losses with no tax benefit and the non-deductible expenses had a larger impact on our effective tax rate in the first quarter of 2012 compared to 2013 due to the lower pretax income from continuing operations in the first quarter of 2012.

13.       Commitments, Contingencies and Guarantees

Litigation

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed relator’s second amended complaint in its entirety with prejudice. As a result, we reversed the charge of $1.2 million relating to settlement discussions which we recorded in the second quarter of 2012, in accordance with FASB ASC Topic 450, “Contingencies.” The relator filed an appeal on April 2, 2013. On April 8, 2013, Huron filed an appeal of an earlier denial of a motion to dismiss filed by Huron which argued that relator’s action was barred because, under the FCA jurisdictional bar, the action was based on publicly disclosed information and relator cannot qualify as an original source. We continue to believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

Guarantees and Indemnification

Guarantees in the form of letters of credit totaling $5.1 million were outstanding at both March 31, 2013 and December 31, 2012 to support certain office lease obligations as well as Middle East performance and bid bonds.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

14.       Segment Information

Segments are defined by FASB ASC Topic 280, “Segment Reporting,” as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. In the first quarter of 2013, the Company reorganized its internal financial reporting structure. Under the new structure, the Company began reporting information as five operating segments: Huron Healthcare; Huron Legal; Huron Education and Life Sciences; Huron Financial; and All Other. Our chief operating decision maker manages the business under these five operating segments.

Under this new internal financial reporting structure, the former Health and Education Consulting segment became two separate segments: Huron Healthcare and Huron Education and Life Sciences. These practices continue to share a significant number of academic medical center clients and will continue to closely collaborate in the market. The Legal Consulting segment is now referred to as Huron Legal and the Financial Consulting segment is now referred to as Huron Financial. The structure of the Legal Consulting and Financial Consulting segments did not change. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment were combined and disclosed in our All Other segment. While our consolidated results have not been impacted, we have restated our historical segment information for consistent presentation.

•	Huron Healthcare

Our Huron Healthcare segment provides consulting services to national and regional integrated health systems, physician practices, community hospitals, managed care organizations, and academic medical centers. This segment provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, clinical quality and care variation, labor productivity, non-labor cost management, information technology, patient flow improvement and physician practice management.

•	Huron Legal

Our Huron Legal segment provides advisory and business services to assist law departments of major global corporations and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services help reduce the amounts they spend on legal services and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management including matter management, records management, digital evidence, document review and discovery services.

•	Huron Education and Life Sciences

Our Huron Education and Life Science segment provides consulting services to universities, research institutions, healthcare organizations, academic medical centers, and pharmaceutical, medical device manufacturer and biotechnology companies. We develop and implement performance improvement, technology, and research enterprise solutions to help clients address challenges relating to financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance.

•	Huron Financial

Our Huron Financial segment provides financial advisory, restructuring and turnaround, interim management, valuation, forensic and litigation, and operational improvement consulting services to companies in transition, boards of directors and investors and lenders. Our consultants provide senior level involvement and extensive industry experience to drive results. Our experienced leadership, management depth and flexible staffing model allow us to efficiently lead projects ranging from middle market to large company assignments. We draw on career experience gathered from operations, lending, investment banking, portfolio and asset management, public accounting, and management consulting to provide practical business solutions.

•	All Other

Our All Other segment consists of any lines of business not managed by our other four operating segments. In 2013 and 2012, the All Other segment consisted of our foreign healthcare and strategic consulting operations based in the Middle East.

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

The table below sets forth information about our operating segments for the three months ended March 31, 2013 and 2012, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
	2013	2012
Huron Healthcare:
Revenues	$78,745	$63,465
Operating income	$31,161	$15,838
Segment operating income as a percent of segment revenues	39.6%	25.0%
Huron Legal:
Revenues	$40,944	$41,383
Operating income	$2,938	$9,511
Segment operating income as a percent of segment revenues	7.2%	23.0%
Huron Education and Life Sciences:
Revenues	$35,726	$27,676
Operating income	$9,352	$6,458
Segment operating income as a percent of segment revenues	26.2%	23.3%
Huron Financial:
Revenues	$8,582	$5,849
Operating income	$3,379	$233
Segment operating income as a percent of segment revenues	39.4%	4.0%
All Other:
Revenues	$39	$264
Operating loss	$(172)	$(799)
Segment operating loss as a percent of segment revenues	N/M	N/M
Total Company:
Revenues	$164,036	$138,637
Reimbursable expenses	15,336	13,796

Total revenues and reimbursable expenses	$179,372	$152,433

Statements of Earnings reconciliation:
Segment operating income	$46,658	$31,241
Charges not allocated at the segment level:
Other selling, general and administrative expenses	20,536	22,951
Depreciation and amortization expense	4,779	4,653
Other expense, net	1,850	1,533

Income from continuing operations before income tax expense	$19,493	$2,104

N/M - Not meaningful

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Segment Assets:
Huron Healthcare	$78,050	$60,288
Huron Legal	44,973	51,594
Huron Education and Life Sciences	31,985	31,129
Huron Financial	5,394	1,462
All Other	41	50
Unallocated assets (1)	615,632	643,377

Total assets	$776,075	$787,900

(1)	Goodwill and intangible assets are included in unallocated assets, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources.

At both March 31, 2013 and December 31, 2012, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. No single client generated greater than 10% of our consolidated revenues during the three months ended March 31, 2013 and 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Quarterly Report on Form 10-Q, including the information incorporated by reference herein, that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “meets,” “could,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” These forward-looking statements reflect our current expectation about our future requirements and needs, results, levels of activity, performance, or achievements, including, without limitation, current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions continue to trend upward. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.

OVERVIEW

Our Business

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress and stimulate growth. Our professionals employ their expertise in administration, management, finance and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities and law firms. We have worked with more than 95 of the top 100 research universities, more than 400 corporate general counsel, and more than 385 hospitals and academic medical centers.

We provide our services through five operating segments: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Financial and All Other.

•	Huron Healthcare

Our Huron Healthcare segment provides consulting services to national and regional integrated health systems, physician practices, community hospitals, managed care organizations, and academic medical centers. This segment provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, clinical quality and care variation, labor productivity, non-labor cost management, information technology, patient flow improvement and physician practice management.

•	Huron Legal

Our Huron Legal segment provides advisory and business services to assist law departments of major global corporations and law firms with their strategy, organizational design and development, operational efficiency, and cost effectiveness. These results-driven services help reduce the amounts they spend on legal services and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management including matter management, records management, digital evidence, document review and discovery services.

•	Huron Education and Life Sciences

Our Huron Education and Life Sciences segment provides consulting services to universities, research institutions, healthcare organizations, academic medical centers, and pharmaceutical, medical device manufacturer and biotechnology companies. We develop and implement performance improvement, technology, and research enterprise solutions to help clients address challenges relating to financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance.

•	Huron Financial

Our Huron Financial segment provides financial advisory, restructuring and turnaround, interim management, valuation, forensic and litigation, and operational improvement consulting services to companies in transition, boards of directors and investors and lenders. Our consultants provide senior level involvement and extensive industry experience to drive results. Our experienced leadership, management depth and flexible staffing model allow us to efficiently lead projects ranging from middle market to large company assignments. We draw on career experience gathered from operations, lending, investment banking, portfolio and asset management, public accounting, and management consulting to provide practical business solutions.

•	All Other

Our All Other segment consists of any lines of business not managed by our other four operating segments. In 2013 and 2012, the All Other segment consisted of our foreign healthcare and strategic consulting operations based in the Middle East.

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

We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee (including software license revenue), performance-based and support and maintenance for the software we deploy.

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 44.9% and 46.7% of our revenues in the three months ended March 31, 2013 and 2012, respectively.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services, which may include the deployment of our proprietary software. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on our estimates of work completed to-date versus the total services to be provided under the engagement.

We also generate revenues from licensing two types of proprietary software to clients. Licenses for our revenue cycle management software are sold only as a component of our consulting projects and the services we provide are essential to the functionality of the software. Therefore, revenues from the revenue cycle management software licenses are recognized over the term of the related consulting services contract in accordance with FASB ASC Topic 605-35. License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, generally in the month in which the software is delivered.

For the three months ended March 31, 2013 and 2012, fixed-fee engagements (including software license revenue) represented approximately 40.3% and 38.5%, respectively, of our revenues.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 11.5% and 11.2% of our revenues in the three months ended March 31, 2013 and 2012, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achievement of the performance-based criteria.

Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.3% and 3.6% of our revenues in the three months ended March 31, 2013 and 2012, respectively.

Our quarterly results are impacted principally by our full-time consultants’ utilization rate, the billing rate we charge our clients, the number of our revenue-generating professionals who are available to work and the amount of performance-based fees recognized, which often vary significantly between quarters. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first three months of 2013.

Carrying Values of Goodwill and Other Intangible Assets

During the first quarter of 2013, we changed our internal financial reporting structure. Under the new structure, our former Health and Education Consulting segment became two separate segments: Huron Healthcare and Huron Education and Life Sciences. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment were combined and disclosed in our All Other segment. The Legal Consulting segment is now referred to as Huron Legal and the Financial Consulting segment is now referred to as Huron Financial. The structure of the Legal Consulting and Financial Consulting segments did not change. As a result of these changes, we now have five reporting segments, which are the same as our operating segments and reporting units.

In accordance with ASC 350, “Intangibles – Goodwill and Other”, we reassigned the goodwill balance of the Health and Education Consulting segment using the relative fair value approach based on an evaluation of expected future discounted cash flows. Based on this relative fair value analysis, we reassigned $355.9 million of goodwill to Huron Healthcare and $94.6 million of goodwill to Huron Education and Life Sciences.

In conjunction with the goodwill reassignment, we performed the first step of the goodwill impairment test for the goodwill balances within our Huron Healthcare and Huron Education and Life Sciences reporting units as of January 2, 2013. Based on the result of the first step of the goodwill impairment test, we determined that the fair values of our Huron Healthcare and Huron Education and Life Sciences reporting units exceeded their carrying values. Since the fair values of both reporting units exceeded their carrying values, the second step of the goodwill impairment test was not necessary.

In estimating the fair value of our Huron Healthcare and Huron Education and Life Sciences reporting units, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. For companies providing services similar to those provided by us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is dependent on their ability to generate earnings.

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by our reporting units and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting units and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows, we relied on an internally generated six-year forecast. For periods after the six-year forecast, we assumed a 3.5% long-term annual revenue growth rate. Our forecast is based on our historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 13% weighted average cost of capital (“WACC”) discount rate for each reporting unit.

In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were then adjusted for factors similar to those used in a discounted cash flow analysis and applied to the operating data for our reporting units to arrive at an indication of value.

Determining the fair value of a reporting unit requires us to make significant judgments, estimates and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will not differ significantly from our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in goodwill impairment charges.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. During the first quarter of 2013, we changed our internal financial reporting structure. Under the new structure, our former Health and Education Consulting segment became two separate segments: Huron Healthcare and Huron Education and Life Sciences. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment were combined and disclosed in our All Other segment. The Legal Consulting segment is now referred to as Huron Legal and the Financial Consulting segment is now referred to as Huron Financial. The structure of the Legal Consulting and Financial Consulting segments did not change. As a result of these changes, we now have five reporting segments, which are the same as our operating segments.

See Note 4 “Discontinued Operations” of this Quarterly Report on Form 10-Q for information related to our discontinued operations.

	Three Months Ended March 31,
	2013	2012
Segment and Consolidated Operating Results
(in thousands):
Revenues and reimbursable expenses:
Huron Healthcare	$78,745	$63,465
Huron Legal	40,944	41,383
Huron Education and Life Sciences	35,726	27,676
Huron Financial	8,582	5,849
All Other	39	264

Total revenues	164,036	138,637
Total reimbursable expenses	15,336	13,796

Total revenues and reimbursable expenses	$179,372	$152,433

Operating income (loss):
Huron Healthcare	$31,161	$15,838
Huron Legal	2,938	9,511
Huron Education and Life Sciences	9,352	6,458
Huron Financial	3,379	233
All Other	(172)	(799)

Total segment operating income	46,658	31,241
Operating expenses not allocated to segments	25,315	27,604

Total operating income	$21,343	$3,637

Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Huron Healthcare (5)	870	809
Huron Legal	151	118
Huron Education and Life Sciences	436	328
Huron Financial	62	67

Total (5)	1,519	1,322
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare (5)	863	788
Huron Legal	146	116
Huron Education and Life Sciences	430	322
Huron Financial	62	68

Total (5)	1,501	1,294
Full-time billable consultant utilization rate (2):
Huron Healthcare (5)	85.6%	83.2%
Huron Legal	52.0%	70.7%
Huron Education and Life Sciences	70.0%	70.8%
Huron Financial	84.7%	59.6%
Total (5)	77.9%	77.8%

	Three Months Ended March 31,
	2013	2012
Other Operating Data (Continued):
Full-time billable consultant average billing rate per hour (3):
Huron Healthcare (5)	$205	$192
Huron Legal	$222	$234
Huron Education and Life Sciences	$206	$212
Huron Financial	$331	$275
Total (5)	$212	$203
Revenue per full-time billable consultant (in thousands):
Huron Healthcare (5)	$85	$74
Huron Legal	$53	$80
Huron Education and Life Sciences	$70	$73
Huron Financial	$135	$81
Total (5)	$79	$74
Average number of full-time equivalents (for the period) (4):
Huron Healthcare (5)	56	62
Huron Legal	1,089	897
Huron Education and Life Sciences	39	28
Huron Financial	2	2

Total (5)	1,186	989
Revenue per full-time equivalents (in thousands):
Huron Healthcare (5)	$104	$88
Huron Legal	$31	$36
Huron Education and Life Sciences	$151	$145
Huron Financial	$149	$187
Total (5)	$38	$43

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(2)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(4)	Consists of consultants who work variable schedules as needed by our clients, as well as other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.
(5)	Effective January 1, 2013, a group within the Huron Healthcare segment that provides post-implementation services that was previously classified as full-time equivalents will be classified as full-time billable consultants due to the evolving nature of the services that they offer. Prior periods have been restated to reflect this change.

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

Our management uses the non-GAAP financial measures to gain an understanding of our comparative operating performance, for example when comparing such results with previous periods or forecasts. These non-GAAP financial measures are used by management in their financial and operating decision making because management believes they reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons. Management also uses these non-GAAP financial measures when publicly providing our business outlook, for internal management purposes, and as a basis for evaluating potential acquisitions and dispositions. We believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating Huron’s current operating performance and future prospects in the same manner as management does and in comparing in a consistent manner Huron’s current financial results with Huron’s past financial results.

The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues	$164,036	$138,637

Net income from continuing operations	$11,369	$587
Add back:
Income tax expense	8,124	1,517
Interest and other expenses	1,850	1,533
Depreciation and amortization	5,437	5,795

Earnings before interest, taxes, depreciation and amortization (EBITDA)	26,780	9,432
Add back:
Restatement related expenses	—	1,505
Restructuring charges	—	830
Litigation settlement gain	(1,150)	—

Adjusted EBITDA	$25,630	$11,767

Adjusted EBITDA as a percentage of revenues	15.6%	8.5%

	Three Months Ended March 31,
	2013	2012
Net income from continuing operations	$11,369	$587

Weighted average shares – diluted	22,487	22,164
Diluted earnings per share from continuing operations	$0.51	$0.03

Add back:
Amortization of intangible assets	1,456	1,619
Restatement related expenses	—	1,505
Restructuring charges	—	830
Litigation settlement gain	(1,150)	—
Tax effect	(122)	(1,582)

Total adjustments, net of tax	184	2,372

Adjusted net income from continuing operations	$11,553	$2,959

Adjusted diluted earnings per share from continuing operations	$0.51	$0.13

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

Restructuring charges: We have incurred charges due to the restructuring of various parts of our business. These restructuring charges have primarily consisted of severance charges, costs associated with office space reductions including the accelerated depreciation of certain leasehold improvements, and the write-off of certain impaired intangible assets. We have excluded the effect of the restructuring charges from our non-GAAP measures as a means to provide comparability with periods that were not impacted by a restructuring charge. Additionally, the amount of each restructuring charge is significantly affected by the timing and size of the restructured business or component of a business.

Litigation settlement gain: We have excluded the effects of the litigation settlement gain because its exclusion permits comparability with periods that were not impacted by these charges.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Revenues increased $25.4 million, or 18.3%, to $164.0 million for the first quarter of 2013 from $138.6 million for the first quarter of 2012.

The overall increase was attributable to a $22.6 million increase in revenue from our full-time billable consultants and a $2.8 million increase in revenue from our full-time equivalents. The increase in full-time billable consultant revenues was driven by increases in the average number of billable consultants, our average billing rate and our consultant utilization rate. The increase primarily reflected strengthened demand for our services in the Huron Healthcare, Huron Education and Life Sciences and Huron Financial segments, partially offset by a decrease in demand for our services in the Huron Legal segment. The increase in full-time equivalent revenue was primarily attributable to an increase in the average number of full-time equivalents, partially offset by a decrease in revenues per full-time equivalent. Revenue attributable to full-time equivalents primarily reflected increased use of contractors in the Huron Education and Life Sciences and Huron Healthcare segments and increased demand for our document review and discovery services in the Huron Legal segment.

Total Direct Costs

Our total direct costs increased $8.9 million, or 9.1%, to $106.8 million in the three months ended March 31, 2013 from $97.9 million in the three months ended March 31, 2012. The increase was primarily related to a $10.7 million increase in salaries, bonuses and related expenses for our revenue-generating professionals, partially offset by a $1.0 million decrease in contractor expense, a $0.5 million decrease in intangible asset amortization expense and a $0.3 million decrease in technology expense. As a percentage of revenues, our total direct costs decreased to 65.1% during the first quarter of 2013 compared to 70.6% during the first quarter of 2012. This primarily reflected the decrease in contractor expense and revenue growth that outpaced the increase in salaries, bonuses and related expenses for our revenue-generating professionals during the first quarter of 2013.

Total direct costs for the three months ended March 31, 2013 included $3.6 million of share-based compensation expense and $0.7 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations. Total direct costs for the three months ended March 31, 2012 included $3.8 million of share-based compensation expense and $1.1 million of intangible asset amortization expense. The decrease in intangible asset amortization is primarily attributable to certain intangible assets that became fully amortized during the third quarter of 2012.

Operating Expenses

Selling, general and administrative expenses increased $2.2 million, or 7.3%, to $32.3 million in the first quarter of 2013 from $30.1 million in the first quarter of 2012. This increase was primarily related to a $2.1 million increase in salaries, bonuses and related expenses for our support personnel. As a percentage of revenues, selling, general and administrative expenses decreased to 19.7% during the first quarter of 2013 compared to 21.7% during the first quarter of 2012. This decrease reflected flat non-personnel related costs while revenue increased during the first quarter of 2013.

We did not incur restructuring or restatement related expenses during the first three months of 2013. During the first three months of 2012 we incurred $0.8 million of restructuring expense and $1.5 million of restatement related expenses.

We recorded a $1.2 million litigation settlement gain during the first quarter of 2013. During the second quarter of 2012, we conducted preliminary settlement discussions with the relator in the qui tam action discussed in “Legal Proceedings” and in Note 13 “Commitments, Contingencies and Guarantees”, and as a result we recorded a charge of $1.2 million, in accordance with FASB ASC Topic 450, “Contingencies.” On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed relator’s second amended complaint in its entirety with prejudice. As a result, we reversed the charge of $1.2 million taken during 2012.

Depreciation and amortization expense increased by $0.1 million to $4.8 million in the three months ended March 31, 2013 from $4.7 million in the three months ended March 31, 2012. Non-direct intangible asset amortization relates to non-competition agreements, trade names and certain customer relationships acquired in connection with our acquisitions.

Operating Income

Operating income increased $17.7 million to $21.3 million in the first quarter of 2013 from $3.6 million in the first quarter of 2012. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 13.0% in the three months ended March 31, 2013 compared to 2.6% in the three months ended March 31, 2012. This increase is primarily attributable to the decreases in contractor expense, technology expense, restatement related expenses and restructuring expense, as well as the decrease in salaries, bonuses and related expenses for our revenue-generating professionals and non-personnel related selling, general and administrative expenses as a percentage of revenues. The operating margin in the first quarter of 2013 was also positively impacted by the litigation settlement gain in the period.

Other Expense, Net

Other expense, net increased by $0.4 million to $1.9 million in the first quarter of 2013 from $1.5 million in the first quarter of 2012. Interest expense was $1.9 million in both 2013 and 2012. The increase in other income, net was the result of improved performance of the investments used to fund our deferred compensation liability.

Income Tax Expense

For the first quarter of 2013, we recognized income tax expense from continuing operations of $8.1 million on income from continuing operations of $19.5 million. For the first quarter of 2012, we recognized income tax expense from continuing operations of $1.5 million on income from continuing operations of $2.1 million. Our effective tax rate for the first quarter of 2013 was 41.7% compared with 72.1% in 2012. The effective tax rate in the first quarter of 2013 was slightly higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of the retroactive reinstatement of the federal research and development tax credit, which was enacted during the quarter. The effective benefit rate in the first quarter of 2012 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses. The foreign losses with no tax benefit and the non-deductible expenses had a larger impact on our effective tax rate in the first quarter of 2012 compared to 2013 due to the lower pretax income from continuing operations in the first quarter of 2012.

Net Income from Continuing Operations

Net income from continuing operations was $11.4 million for the three months ended March 31, 2013 compared to net income from continuing operations of $0.6 million for the same period last year. The increase in net income from continuing operations was primarily due to the increase in operating income, as discussed above, partially offset by the corresponding increase in income tax expense and the slight increase in other expense, net. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first quarter of 2013 was $0.51 compared to diluted earnings per share from continuing operations of $0.03 for the first quarter of 2012.

Discontinued Operations

Net loss from discontinued operations was less than $0.1 million in the first quarter of 2013, compared to net income from discontinued operations of $0.3 million in the first quarter of 2012. See Note 4 “Discontinued Operations” of this Quarterly Report on Form 10-Q for further information about our discontinued operations.

EBITDA and Adjusted EBITDA

EBITDA increased $17.4 million to $26.8 million for the three months ended March 31, 2013 from $9.4 million for the three months ended March 31, 2012. Adjusted EBITDA increased $13.8 million to $25.6 million in the first quarter of 2013 from $11.8 million in the first quarter of 2012. The increases in both EBITDA and Adjusted EBITDA were primarily driven by the increases in segment operating income of our Huron Healthcare, Huron Education and Life Sciences and Huron Financial segments, partially offset by the decrease in segment operating income of our Huron Legal segment, as discussed below in Segment Results. The increase in EBITDA outpaced the increase in Adjusted EBITDA due to the decreases in restatement related expenses and restructuring expense, as well as the litigation settlement gain, all of which are excluded from the computation of Adjusted EBITDA.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations was $11.6 million in the first quarter of 2013 compared to $3.0 million in the first quarter of 2012. The increase was primarily attributable to the increase in net income from continuing operations, partially offset by the decreases in restatement related expenses and restructuring expense, as well as the litigation settlement gain, all of which are excluded from the computation of adjusted net income from continuing operations.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $15.2 million, or 24.1%, to $78.7 million for the first quarter of 2013 from $63.5 million for the first quarter of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements and software support and maintenance arrangements represented 1.2%, 70.5%, 23.4% and 4.9% of this segment’s revenues during the three months ended March 31, 2013, respectively, compared to 1.5%, 68.0%, 24.5% and 6.0%, respectively, for the comparable period in 2012.

Of the overall $15.2 million increase in revenues, $15.0 million was attributable to our full-time billable consultants. The increase in demand for our services reflected the increased pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected increases in the average number of full-time billable consultants, average billing rate and consultant utilization rate. Performance-based fee revenues were $18.4 million during the first quarter of 2013 compared to $15.5 million during the first quarter of 2012. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achievement of the performance-based criteria.

Operating Income

Huron Healthcare segment operating income increased $15.4 million, or 96.7%, to $31.2 million in the three months ended March 31, 2013 from $15.8 million in the three months ended March 31, 2012. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 39.6% for the first quarter of 2013 from 25.0% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in salaries, bonus and related expenses for our revenue-generating professionals as a percentage of revenues, and decreases in technology expense, intangible asset amortization expense, practice administration and meeting expenses and contractor expense.

Huron Legal

Revenues

Huron Legal segment revenues decreased $0.5 million, or 1.1%, to $40.9 million for the first quarter of 2013 from $41.4 million for the first quarter of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, and support and maintenance arrangements represented 94.4%, 5.4%, and 0.2%, respectively, of this segment’s revenues during the three months ended March 31, 2013. Revenues from time-and-expense engagements and fixed-fee engagements represented 95.6% and 4.4%, respectively, of this segment’s revenues for the comparable period in 2012.

Of the overall $0.5 million decrease in revenues, $1.5 million was attributable to a decrease in revenues generated by our full-time billable consultants, partially offset by a $1.0 million increase in revenue generated by our full-time equivalents. The decrease in revenues reflected a decrease in demand for our advisory services, partially offset by a slight increase in demand for our document review and electronic data discovery services. The decrease in full-time billable consultant revenue reflected a lower consultant utilization rate and average billing rate, partially offset by an increase in the average number of full-time billable consultants. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents, partially offset by a decrease in the average revenue per full-time equivalent.

Operating Income

Huron Legal segment operating income decreased by $6.6 million, or 69.1%, to $2.9 million in the three months ended March 31, 2013 from $9.5 million in the three months ended March 31, 2012. Segment operating margin decreased to 7.2% for the first quarter of 2013 from 23.0% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries, bonuses and related expenses for both our revenue-generating professionals and support personnel, technology expense, practice administration and meetings expenses, and promotion and sponsorship expenses, partially offset by a decrease in contractor expense as a percentage of revenues.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased $8.0 million, or 29.1%, to $35.7 million for the first quarter of 2013 from $27.7 million for the first quarter of 2012. Revenues from time-and-expense engagements, fixed-fee engagements and software support and maintenance arrangements represented 76.7%, 19.4% and 3.9% of this segment’s revenues during the three months ended March 31, 2013, respectively, compared to 72.1%, 23.5% and 4.4%, respectively, for the comparable period in 2012.

Of the overall $8.0 million increase in revenues, $6.3 million was attributable to our full-time billable consultants and $1.7 million was related to our full-time equivalents. The overall increase in demand for our services in the Huron Education and Life Sciences segment reflected the increased competitive pressures faced by our clients as the result of increased regulation, rising costs, and declining funding. The increase in revenues from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in average billing rate and consultant utilization rate. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents and the average revenue per full-time equivalent.

Operating Income

Huron Education and Life Sciences segment operating income increased $2.9 million, or 44.8%, to $9.4 million in the three months ended March 31, 2013 from $6.5 million in the three months ended March 31, 2012. The Huron Education and Life Sciences segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 26.2% for the first quarter of 2013 from 23.3% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in salaries, bonus and related expenses for both our revenue-generating professionals and support personnel as a percentage of revenues, and decreases in promotion and sponsorship expenses and intangible asset amortization expense.

Huron Financial

Revenues

Huron Financial segment revenues increased $2.8 million, or 46.7%, to $8.6 million for the first quarter of 2013 from $5.8 million for the first quarter of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 77.4%, 16.8%, and 5.8%, respectively, of this segment’s revenues during the first quarter of 2013. Revenues from time-and-expense engagements and fixed-fee engagements represented 72.4% and 27.6%, respectively, for the comparable period in 2012.

Of the overall $2.8 million increase in revenues, $2.9 million was attributable to an increase in revenues from our full-time billable consultants, partially offset by a $0.1 million decrease in revenue generated by our full-time equivalents. The overall increase in revenues is attributable to an increase in demand for our Restructuring and Turnaround practice services.

The increase reflected higher consultant utilization rate and average billing rate, partially offset by a decrease in the average number of full-time billable consultants.

Operating Income

Huron Financial segment operating income increased by $3.2 million to $3.4 million in the three months ended March 31, 2013 compared to $0.2 million in the three months ended March 31, 2012. Segment operating margin increased to 39.4% for the first quarter of 2013 from 4.0% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in salaries, bonus and related expenses for our revenue-generating professionals.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $19.4 million, from $25.2 million at December 31, 2012 to $5.7 million at March 31, 2013. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2013	2012
Net cash used in operating activities	$(24,826)	$(12,551)
Net cash used in investing activities	(4,775)	(36,926)
Net cash provided by financing activities	10,265	47,930

Cash used in operating activities totaled $24.8 million for the three months ended March 31, 2013 and $12.6 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses and benefits to employees affect these account balances. The increase in cash used in operations in the first three months of 2013 compared to the first three months of 2012 was primarily attributable to decreased collections of receivables and unbilled services from clients and increased tax payments, partially offset by higher net income and lower bonus payments during the first quarter of 2013 when compared with the first quarter of 2012.

Cash used in investing activities was $4.8 million for the three months ended March 31, 2013 and $36.9 million for the same period last year. The use of cash during the first three months of 2012 included payments for businesses acquired in prior periods totaling $31.3 million. These payments for acquired businesses were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired based on the achievement of financial performance targets as specified in the related purchase agreements. As of December 31, 2012, we had no further obligations under these arrangements. The use of cash in the first three months of 2013 and 2012 included purchases of property and equipment of $3.6 million and $5.3 million, respectively. We estimate that the cash utilized for capital expenditures in 2013 will be approximately $25.0 million, primarily consisting of information technology related equipment and leasehold improvements to support continued growth of our document review and processing services, as well as information technology related equipment to support our corporate infrastructure.

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

The Term Loan, as amended, is subject to scheduled quarterly amortization payments equal to 4.9% of the original principal balance in 2012, which was paid as of December 31, 2012, 11.7% in 2013, 12.4% in 2014, 14.2% in 2015, 14.8% in 2016 and 42.0% in 2017, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is August 31, 2017, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on August 31, 2017.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio that varies throughout the term and was 3.25 to 1.00 as of March 31, 2013, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At March 31, 2013, we were in compliance with these financial covenants with a fixed charge coverage ratio of 3.81 to 1.00, a leverage ratio of 1.54 to 1.00, and net worth greater than $150 million. At December 31, 2012, we were also in compliance with our financial covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At March 31, 2013, outstanding letters of credit totaled $5.1 million and are primarily used as security deposits for our office facilities. As of March 31, 2013, the unused borrowing capacity under the 2011 Credit Agreement was $227.4 million. Borrowings outstanding under this credit facility at March 31, 2013 totaled $202.5 million. These borrowings carried a weighted average interest rate of 2.6%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity.” During the first three months of 2013, the average daily outstanding balance under our credit facility was $195.4 million. Borrowings outstanding at December 31, 2012 were $192.5 million and carried a weighted average interest rate of 2.5%. Effective March 31, 2013, we have classified as current liabilities, the scheduled quarterly principal payments due under the Term Loan within twelve months of the balance sheet date, as we intend to make these payments with cash from operations rather than from availability under the Revolver.

See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of certain risks and uncertainties related to the 2011 Credit Agreement.

Future Needs

Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. We also have cash needs to service our credit facility and repay our Term Loan. We believe our internally generated liquidity, together with the borrowing capacity available under our revolving credit facility and access to external capital resources will be adequate to fund our long-term growth and capital needs arising from cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.

CONTRACTUAL OBLIGATIONS

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our contractual obligations since December 31, 2012 except as described below:

•	During the first three months of 2013, our long-term borrowings increased from $192.5 million as of December 31, 2012 to $202.5 million as of March 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends current accounting guidance on comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. The Company adopted this guidance effective January 1, 2013. The guidance required a change in disclosure only and did not have any effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity, which amends current accounting guidance on foreign currency matters. This guidance requires that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. This guidance will be effective for the Company beginning in the first quarter of 2014. We do not expect the adoption to have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At March 31, 2013, we had borrowings outstanding totaling $202.5 million that carried a weighted average interest rate of 2.6% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $1.2 million effect on our pretax income including the effect of the interest rate swaps described below.

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

Including the impact of the above swap agreements, the effective interest rate on $82.5 million of our debt, which equals the notional amount of the swap agreements at March 31, 2013, was 2.9%.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of March 31, 2013.

On April 4, 2013, we entered into a one-year forward amortizing interest rate swap agreement effective on March 31, 2014 and ending on August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $60.0 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 0.985%.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed relator’s second amended complaint in its entirety with prejudice. As a result, we reversed the charge of $1.2 million relating to settlement discussions which we recorded in the second quarter of 2012, in accordance with FASB ASC Topic 450, “Contingencies.” The relator filed an appeal on April 2, 2013. On April 8, 2013, Huron filed an appeal of an earlier denial of a motion to dismiss filed by Huron which argued that relator’s action was barred because, under the FCA jurisdictional bar, the action was based on publicly disclosed information and relator cannot qualify as an original source. We continue to believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

See “Risk Factors” in our 2012 Annual Report on Form 10-K for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2013, we re-acquired 16,283 shares of common stock with a weighted average fair market value of $34.69 as a result of such tax withholdings as presented in the table below. We do not have any publicly announced share repurchase plans or programs.

Period	Total Number of Shares Withheld to Satisfy Employee Tax Withholding Requirements	Weighted Average Fair Market Value Per Share Withheld	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2013	11,319	$33.29	N/A	N/A
February 2013	1,214	$35.45	N/A	N/A
March 2013	3,750	$38.67	N/A	N/A

Total	16,283	$34.69	N/A	N/A

N/A – Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

		Filed here- with	Incorporated by Reference
Exhibit Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date: April 26, 2013	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Financial Officer and Treasurer