Form 10-Q
period 2013-06-30
Huron Consulting Group Inc.
filed 2013-07-31
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer☒	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 23, 2013, 23,260,109 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$4,608	$25,162
Receivables from clients, net	90,671	97,510
Unbilled services, net	77,795	47,232
Income tax receivable	2,271	192
Deferred income taxes, net	12,432	14,751
Prepaid expenses and other current assets	16,688	15,525

Total current assets	204,465	200,372
Property and equipment, net	35,393	33,805
Other non-current assets	15,639	15,322
Intangible assets, net	15,888	18,879
Goodwill	518,941	519,522

Total assets	$790,326	$787,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,395	$8,461
Accrued expenses	16,242	17,692
Accrued payroll and related benefits	44,477	61,672
Bank borrowings, current portion	25,000	-
Accrued consideration for business acquisitions, current portion	5,163	5,640
Income tax payable	152	7,872
Deferred revenues	12,261	15,388

Total current liabilities	112,690	116,725
Non-current liabilities:
Deferred compensation and other liabilities	7,076	6,973
Bank borrowings, net of current portion	156,250	192,500
Deferred lease incentives	8,373	6,936
Deferred income taxes	18,116	14,560
Accrued consideration for business acquisitions, net of current portion	5,029	4,885

Total non-current liabilities	194,844	225,854

Commitments and Contingencies

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,215,218 and 24,793,327 shares issued at June 30, 2013 and December 31, 2012, respectively	244	240
Treasury stock, at cost, 1,957,215 and 1,880,809 shares at June 30, 2013 and December 31, 2012, respectively	(86,500)	(83,715)
Additional paid-in capital	434,157	420,825
Retained earnings	136,472	109,330
Accumulated other comprehensive loss	(1,581)	(1,359)

Total stockholders’ equity	482,792	445,321

Total liabilities and stockholders’ equity	$790,326	$787,900

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues and reimbursable expenses:
Revenues	$170,407	$144,671	$334,443	$283,308
Reimbursable expenses	18,123	14,554	33,459	28,350

Total revenues and reimbursable expenses	188,530	159,225	367,902	311,658
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	102,869	91,878	208,997	188,659
Amortization of intangible assets and software development costs	674	1,142	1,332	2,284
Reimbursable expenses	18,118	14,585	33,469	28,403

Total direct costs and reimbursable expenses	121,661	107,605	243,798	219,346

Operating expenses:
Selling, general and administrative expenses	30,847	31,275	63,110	61,342
Restructuring charges	596	229	596	1,059
Restatement related expenses	-	212	-	1,717
Litigation settlement (gain) loss	-	1,150	(1,150)	1,150
Depreciation and amortization	4,877	4,053	9,656	8,706

Total operating expenses	36,320	36,919	72,212	73,974

Operating income	30,549	14,701	51,892	18,338
Other income (expense), net:
Interest expense, net of interest income	(1,706)	(2,015)	(3,569)	(3,881)
Other income (expense), net	(152)	(163)	(139)	170

Total other expense, net	(1,858)	(2,178)	(3,708)	(3,711)

Income from continuing operations before income tax expense	28,691	12,523	48,184	14,627
Income tax expense	12,877	6,218	21,001	7,735

Net income from continuing operations	15,814	6,305	27,183	6,892
(Loss) income from discontinued operations, net of tax	(9)	202	(41)	471

Net income	$15,805	$6,507	$27,142	$7,363

Net earnings per basic share:
Net income from continuing operations	$0.71	$0.29	$1.22	$0.32
Income from discontinued operations, net of tax	-	0.01	-	0.02

Net income	$0.71	$0.30	$1.22	$0.34

Net earnings per diluted share:
Net income from continuing operations	$0.69	$0.28	$1.20	$0.31
Income from discontinued operations, net of tax	-	0.01	-	0.02

Net income	$0.69	$0.29	$1.20	$0.33

Weighted average shares used in calculating earnings per share:
Basic	22,351	21,918	22,246	21,847
Diluted	22,760	22,248	22,624	22,206

Comprehensive income:
Net income	$15,805	$6,507	$27,142	$7,363
Foreign currency translation gain (loss), net of tax	91	(377)	(906)	(138)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	616	(241)	684	(192)

Other comprehensive income (loss)	707	(618)	(222)	(330)

Comprehensive income	$16,512	$5,889	$26,920	$7,033

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Additional		Accumulated Other
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’

	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2012	23,904,125	$240	(1,889,465)	$(83,715)	$420,825	$109,330	$(1,359)	$445,321
Comprehensive income						27,142	(222)	26,920
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	397,079	4	(61,371)	(2,204)	2,200			-
Exercise of stock options	25,756	-			30			30
Share-based compensation					10,086			10,086
Shares redeemed for employee tax withholdings			(16,688)	(581)				(581)
Income tax benefit on share-based compensation					1,016			1,016

Balance at June 30, 2013	24,326,960	$244	(1,967,524)	$(86,500)	$434,157	$136,472	$(1,581)	$482,792

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$27,142	$7,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,988	12,644
Share-based compensation	8,832	8,591
Allowances for doubtful accounts and unbilled services	5,375	(2,488)
Deferred income taxes	5,213	3,184
Changes in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables from clients	4,576	27,881
(Increase) decrease in unbilled services	(33,936)	226
(Increase) decrease in current income tax receivable / payable, net	(9,795)	12,167
(Increase) decrease in other assets	712	921
Increase (decrease) in accounts payable and accrued liabilities	1,700	(2,638)
Increase (decrease) in accrued payroll and related benefits	(15,849)	(28,058)
Increase (decrease) in deferred revenues	(3,120)	(11,271)

Net cash provided by operating activities	1,838	28,522

Cash flows from investing activities:
Purchases of property and equipment, net	(9,789)	(11,760)
Net investment in life insurance policies	(654)	(264)
Purchases of businesses, net of cash acquired	-	(33,136)
Capitalization of internally developed software	(1,058)	-
Proceeds from note receivable	219	-

Net cash used in investing activities	(11,282)	(45,160)

Cash flows from financing activities:
Proceeds from exercise of stock options	30	29
Shares redeemed for employee tax withholdings	(581)	(3,825)
Tax benefit from share-based compensation	1,242	1,253
Proceeds from borrowings under credit facility	66,000	138,500
Repayments on credit facility	(77,250)	(118,500)
Payments of capital lease obligations	-	(6)
Deferred acquisition payment	(481)	-

Net cash (used in) provided by financing activities	(11,040)	17,451

Effect of exchange rate changes on cash	(70)	(121)

Net (decrease) increase in cash and cash equivalents	(20,554)	692
Cash and cash equivalents at beginning of the period	25,162	5,080

Cash and cash equivalents at end of the period	$4,608	$5,772

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

1.	Description of Business

Huron Consulting Group is a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress and stimulate growth. Our professionals employ their expertise in administration, management, finance, operations, strategy and technology to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities and law firms.

2.	Basis of Presentation

The accompanying unaudited Consolidated Financial Statements reflect the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2013 and 2012. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2013.

Certain amounts reported in the previous year have been reclassified to conform to the 2013 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

In the second quarter of 2013, we identified a $1.1 million error in stock-based compensation expense resulting from the use of the straight-line attribution method for performance awards with graded vesting features granted in prior periods. The $1.1 million pretax adjustment, which resulted in a $0.9 million increase in Direct costs and a $0.2 million increase in Selling, general and administrative expense, with a corresponding $1.1 million increase in Additional paid-in capital, represents the cumulative error related to all prior period financial statements beginning with the first quarter of 2010 through the first quarter of 2013. After consideration of both quantitative and qualitative factors, we concluded that our previously issued annual and quarterly financial statements for the years 2010, 2011, 2012 and the first quarter of 2013 were not materially misstated, and the effect of recognizing this adjustment during the second quarter of 2013 is not material for the period then ended and is not expected to be material for full year 2013 results.

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

The operating results of AA are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Summarized operating results of discontinued operations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$—	$293	$33	$683

(Loss) income from discontinued operations before income tax expense	$(16)	$334	$(69)	$758

Net (loss) income from discontinued operations	$(9)	$202	$(41)	$471

There were no significant assets or liabilities related to discontinued operations in the Consolidated Balance Sheets as of June 30, 2013 or December 31, 2012.

5.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2013.

	Current Segments
Former Segments	Huron Healthcare	Huron Legal	Huron Education and Life Sciences	Huron Financial	Total
Health and Education Consulting	$355,880	$—	$94,601	$—	$ 450,481
Legal Consulting	—	52,947	—	—	52,947
Financial Consulting	—	—	—	159,077	159,077

Total new alignment as of December 31, 2012	355,880	52,947	94,601	159,077	662,505
Accumulated impairment	—	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2012	355,880	52,947	94,601	16,094	519,522

Foreign currency translation	—	(581)	—	—	(581)

Goodwill, net as of June 30, 2013	$355,880	$52,366	$94,601	$16,094	$ 518,941

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

In accordance with ASC 350, “Intangibles – Goodwill and Other,” we reassigned the goodwill balance of the Health and Education Consulting segment using the relative fair value approach based on an evaluation of expected future discounted cash flows. Based on this relative fair value analysis, we reassigned $355.9 million of goodwill to Huron Healthcare and $94.6 million of goodwill to Huron Education and Life Sciences.

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

Intangible assets as of June 30, 2013 and December 31, 2012 consisted of the following:

		June 30, 2013		December 31, 2012
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$ 24,640	$12,190	$ 24,738	$10,268
Non-competition agreements	1 to 6	4,611	3,448	4,684	3,067
Trade names	1 to 8	150	31	150	8
Technology and software	5	4,041	2,155	4,041	1,751
Document reviewer database	3	450	180	450	90

Total		$ 33,892	$18,004	$ 34,063	$15,184

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

Intangible assets amortization expense was $1.5 million and $2.9 million for the three and six months ended June 30, 2013, respectively. Intangible assets amortization expense was $1.6 million and $3.2 million for the three and six months ended June 30, 2012, respectively. Estimated annual intangible assets amortization expense is $5.8 million for 2013, $4.5 million for 2014, $3.1 million for 2015, $1.8 million for 2016, $1.2 million for 2017 and $0.7 million for 2018. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income from continuing operations	$15,814	$6,305	$27,183	$6,892
(Loss) income from discontinued operations, net of tax	(9)	202	(41)	471

Net income	$15,805	$6,507	$27,142	$7,363

Weighted average common shares outstanding – basic	22,351	21,918	22,246	21,847
Weighted average common stock equivalents	409	330	378	359

Weighted average common shares outstanding – diluted	22,760	22,248	22,624	22,206

Net earnings per basic share:
Income from continuing operations	$0.71	$0.29	$1.22	$0.32
Income from discontinued operations, net of tax	—	0.01	—	0.02

Net income	$0.71	$0.30	$1.22	$0.34

Net earnings per diluted share:
Income from continuing operations	$0.69	$0.28	$1.20	$0.31
Income from discontinued operations, net of tax	—	0.01	—	0.02

Net income	$0.69	$0.29	$1.20	$0.33

The computation of diluted earnings per share excludes unvested restricted common stock, outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. The weighted average common stock equivalents presented above do not include the effect of approximately 77,100 and 85,300 common stock equivalents for the three months ended June 30, 2013 and 2012, respectively, and approximately 78,900 and 85,300 common stock equivalents for the six months ended June 30, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.

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

The Term Loan, as amended, is subject to scheduled quarterly amortization payments equal to 4.9% of the original principal balance in 2012, 11.7% in 2013, 12.4% in 2014, 14.2% in 2015, 14.8% in 2016 and 42.0% in 2017, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is August 31, 2017, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on August 31, 2017. As of June 30, 2013, the Company has made all scheduled quarterly amortization payments as they have come due in accordance with the Term Loan.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio that varies throughout the term and was 3.00 to 1.00 as of June 30, 2013, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At June 30, 2013, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.19 to 1.00, a leverage ratio of 1.23 to 1.00, and net worth greater than $150 million. At December 31, 2012, we were also in compliance with these financial debt covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At June 30, 2013, outstanding letters of credit totaled $4.9 million and are primarily used as security deposits for our office facilities. As of June 30, 2013, the unused borrowing capacity under the 2011 Credit Agreement was $242.6 million. Borrowings outstanding under this credit facility at June 30, 2013 totaled $181.3 million, all of which was under the Term Loan. These borrowings carried a weighted average interest rate of 2.2%, including the effect of the interest rate swaps described below in Note 9 “Derivative Instruments and Hedging Activity.” Borrowings outstanding at December 31, 2012 were $192.5 million and carried a weighted average interest rate of 2.5%. Effective March 31, 2013, we have classified as current liabilities the scheduled quarterly principal payments due under the Term Loan within twelve months of the balance sheet date, as we intend to make these payments with cash from operations rather than from availability under the Revolver.

8.	Restructuring Charges

During the second quarter of 2013, we incurred a $0.6 million pretax restructuring charge related to the consolidation of office space in Washington, D.C. The charge primarily consisted of the accrual of remaining lease payments for an office we vacated during the second quarter of 2013. We did not incur a restructuring charge in the first quarter of 2013.

During the first and second quarters of 2012, we incurred pretax restructuring charges of $0.8 million and $0.2 million, respectively, which primarily consisted of accelerated depreciation on leasehold improvements at one of our New York City office locations, which was relocated in the fourth quarter of 2012, partially offset by the net favorable impact of updated assumptions for lease accruals related to previously vacated office spaces. We did not incur a lease charge related to the relocation of our New York City office space as income from our subtenant is expected to more than offset our remaining lease obligations through 2016, net of our deferred lease liability.

As of June 30, 2013, our restructuring charge liability is $1.2 million, and primarily consists of the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in San Francisco and Washington, D.C. The restructuring charge liability is included as a component of Accrued expenses and Deferred compensation and other liabilities.

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

On April 4, 2013, we entered into a one-year forward amortizing interest rate swap agreement effective on March 31, 2014 and ending on August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $60.0 million and amortizes such that we are effectively hedging 80% of the variable-rate borrowings throughout the term. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 0.985%.

FASB ASC Topic 815, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of June 30, 2013, it was anticipated that $0.3 million of the net losses, net of tax, currently recorded in OCI will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three and six months ended June 30, 2013.

The tables below set forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of June 30, 2013 and December 31, 2012.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	June 30, 2013	December 31, 2012
Other non-current assets	$848	$—
Accrued expenses	$534	$493
Deferred compensation and other liabilities	$110	$439

All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

liabilities on a gross basis on the consolidated balance sheets. If we had elected to net derivative instruments subject to master netting agreements as of June 30, 2013, the impact would have reduced our derivative assets and liabilities by $0.1 million. As of December 31, 2012, all of our derivative instruments were recorded as liabilities.

We do not use derivative instruments for trading or other speculative purposes, and we did not have any other derivative instruments or hedging activities as of June 30, 2013. Refer to Note 11 “Other Comprehensive Income (Loss)” for additional information on our derivative instruments.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2013
Assets:
Promissory note	$—	$—	$2,822	$2,822
Interest rate swaps	—	729	—	729

Total assets	$—	$729	$2,822	$3,551

Liabilities:
Interest rate swaps	$—	$525	$—	$525
Deferred acquisition payments	—	—	10,192	10,192

Total liabilities	$—	$525	$10,192	$10,717

December 31, 2012
Asset:
Promissory note	$—	$—	$2,907	$2,907

Liabilities:
Interest rate swaps	$—	$932	$—	$932
Deferred acquisition payments	—	—	10,525	10,525

Total liabilities	$—	$932	$10,525	$11,457

As part of the consideration received for the sale of our AA practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. The note will be paid to the Company in quarterly installments of approximately $0.2 million which began in the second quarter of 2013 with a final payment of approximately $1.1 million on the maturity date in December 2015. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 14%, which accounts for the risks associated with the note. The decrease in the fair value of the note during the first six months of 2013 reflects the principal payment received, less the accretion of interest income in excess of interest payments received.

The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.

Deferred acquisition payments are included in the total purchase consideration for certain business acquisitions the Company has completed, and represent fixed future payments owed to the sellers of those businesses. The fair value of the deferred acquisition payments is based on the payment terms, which range from one to two years, and the net present value of expected cash flows using a discount rate ranging from 4% to 8%. The decrease in the fair value of the deferred acquisition payments during the first six months of 2013 reflects a payment of principal and accrued interest during the second quarter of 2013, less the accretion of interest expense in excess of interest payments made.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

11.	Other Comprehensive Income (Loss)

The table below sets forth the components of other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustment	$91	$—	$91	$(446)	$69	$(377)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$882	$(351)	$531	$(519)	$207	$(312)
Reclassification adjustments into earnings	142	(57)	85	118	(47)	71

Net unrealized gain (loss)	$1,024	$(408)	$616	$(401)	$160	$(241)

Other comprehensive income (loss)	$1,115	$(408)	$707	$(847)	$229	$(618)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustment	$(957)	$51	$(906)	$(93)	$(45)	$(138)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$857	$(340)	$517	$(692)	$277	$(415)
Reclassification adjustments into earnings	279	(112)	167	372	(149)	223

Net unrealized gain (loss)	$1,136	$(452)	$684	$(320)	$128	$(192)

Other comprehensive income (loss)	$179	$(401)	$(222)	$(413)	$83	$(330)

Amounts reclassified from accumulated other comprehensive loss related to our cash flow hedges are recorded to Interest expense, net of interest income.

Accumulated other comprehensive loss, net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains/(Losses) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(805)	$(554)	$(1,359)
Current period change	(906)	684	(222)

Balance, June 30, 2013	$(1,711)	$130	$(1,581)

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

12.	Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2013 and 2012 were 44.9% and 49.7%, respectively. The Company’s effective tax rates for the six months ended June 30, 2013 and 2012 were 43.6% and 52.9%, respectively. The effective tax rate for the second quarter of 2013 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses. The effective tax rate for the first half of 2013 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of the retroactive reinstatement of the federal research and development tax credit, which was enacted during the first quarter of 2013. The effective tax rates for both periods in 2012 were higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses. The foreign losses with no tax benefit had a larger impact on our effective tax rate in both periods of 2012 compared to 2013 due to the lower pretax income from continuing operations for both the three and six months ended June 30, 2012.

13.	Commitments, Contingencies and Guarantees

Litigation

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, we reversed the charge of $1.2 million relating to settlement discussions which we recorded in the second quarter of 2012, in accordance with FASB ASC Topic 450, “Contingencies.” The relator filed an appeal on April 2, 2013. On April 8, 2013, Huron filed an appeal of an earlier denial of a motion to dismiss filed by Huron which argued that the relator’s action was barred because, under the FCA jurisdictional bar, the action was based on publicly disclosed information and the relator cannot qualify as an original source. We continue to believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

Guarantees and Indemnification

Guarantees in the form of letters of credit totaling $4.9 million and $5.1 million were outstanding at June 30, 2013 and December 31, 2012, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

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

—	Huron Healthcare

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

—	Huron Legal

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

—	Huron Education and Life Sciences

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

—	Huron Financial

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

—	All Other

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

The table below sets forth information about our operating segments for the three and six months ended June 30, 2013 and 2012, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Huron Healthcare:
Revenues	$78,946	$62,707	$157,691	$126,172
Operating income	$29,507	$20,072	$60,668	$35,910
Segment operating income as a percentage of segment revenues	37.4%	32.0%	38.5%	28.5%
Huron Legal:
Revenues	$45,089	$45,907	$86,033	$87,290
Operating income	$10,793	$12,499	$13,731	$22,010
Segment operating income as a percentage of segment revenues	23.9%	27.2%	16.0%	25.2%
Huron Education and Life Sciences:
Revenues	$37,134	$31,834	$72,860	$59,510
Operating income	$11,547	$9,187	$20,899	$15,645
Segment operating income as a percentage of segment revenues	31.1%	28.9%	28.7%	26.3%
Huron Financial:
Revenues	$9,263	$4,283	$17,845	$10,132
Operating income (loss)	$3,952	$(337)	$7,331	$(104)
Segment operating income (loss) as a percentage of segment revenues	42.7%	(7.9)%	41.1%	(1.0)%
All Other:
Revenues	$(25)	$(60)	$14	$204
Operating loss	$(244)	$(744)	$(416)	$(1,543)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M	N/M
Total Company:
Revenues	$170,407	$144,671	$334,443	$283,308
Reimbursable expenses	18,123	14,554	33,459	28,350

Total revenues and reimbursable expenses	$188,530	$159,225	$367,902	$311,658

Statements of Earnings reconciliation:
Segment operating income	$55,555	$40,677	$102,213	$71,918
Charges not allocated at the segment level:
Other selling, general and administrative expenses	20,129	21,923	40,665	44,874
Depreciation and amortization expense	4,877	4,053	9,656	8,706
Other expense, net	1,858	2,178	3,708	3,711

Income from continuing operations before income tax expense	$28,691	$12,523	$48,184	$14,627

N/M - Not meaningful

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

Segment Assets:	June 30, 2013	December 31, 2012
Huron Healthcare	$81,327	$60,288
Huron Legal	46,228	51,594
Huron Education and Life Sciences	31,919	31,129
Huron Financial	8,951	1,462
All Other	31	50
Unallocated assets (1)	621,870	643,377

Total assets	$790,326	$787,900

(1)	Goodwill and intangible assets are included in unallocated assets, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources.

At both June 30, 2013 and December 31, 2012, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. No single client generated greater than 10% of our consolidated revenues during the three and six months ended June 30, 2013. One client in our Legal Consulting segment generated 11.8% and 10.6% of our consolidated revenues during the three and six months ended June 30, 2012, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements, including, without limitation, current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions continue to trend upward. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.

OVERVIEW

Our Business

Huron Consulting Group is a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress and stimulate growth. Our professionals employ their expertise in administration, management, finance, operations, strategy and technology to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities and law firms. We have worked with more than 95 of the top 100 research universities, more than 400 corporate general counsel, and more than 385 hospitals and academic medical centers.

We provide our services through five operating segments: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Financial and All Other.

—	Huron Healthcare

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

—	Huron Legal

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

—	Huron Education and Life Sciences

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

—	Huron Financial

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

—	All Other

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 48.6% and 49.6% of our revenues in the three months ended June 30, 2013 and 2012, respectively. Time-and-expense engagements represented 46.7% and 48.2% of our revenues in the six months ended June 30, 2013 and 2012, respectively.

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

We generate revenues from licensing two types of proprietary software to clients. Licenses for our revenue cycle management software are sold only as a component of our consulting projects and the services we provide are essential to the functionality of the software. Therefore, revenues from the revenue cycle management software licenses are recognized over the term of the related consulting services contract in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35, “Revenue Recognition.” License revenue from our research administration and compliance software is recognized in accordance with FASB ASC Topic 985-605, “Software – Revenue Recognition,” generally in the month in which the software is delivered.

For the three months ended June 30, 2013 and 2012, fixed-fee engagements (including software license revenue) represented approximately 37.6% and 37.0%, respectively, of our revenues. For the six months ended June 30, 2013 and 2012, fixed-fee engagements represented approximately 38.9% and 37.7%, respectively, of our revenues.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 10.6% and 9.6% of our revenues in the three months ended June 30, 2013 and 2012, respectively. Performance-based fee revenues represented 11.1% and 10.4% of our revenues in the six months ended June 30, 2013 and 2012, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achievement of the performance-based criteria.

Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.2% and 3.8% of our revenues in the three months ended June 30, 2013 and 2012, respectively. Support and maintenance revenues represented 3.3% and 3.7% of our revenues in the six months ended June 30, 2013 and 2012, respectively.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first six months of 2013.

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

In accordance with ASC 350, “Intangibles – Goodwill and Other,” we reassigned the goodwill balance of the Health and Education Consulting segment using the relative fair value approach based on an evaluation of expected future discounted cash flows. Based on this relative fair value analysis, we reassigned $355.9 million of goodwill to Huron Healthcare and $94.6 million of goodwill to Huron Education and Life Sciences.

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

During the first quarter of 2013, we changed our internal financial reporting structure. Under the new structure, our former Health and Education Consulting segment became two separate segments: Huron Healthcare and Huron Education and Life Sciences. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment were combined and disclosed in our All Other segment. The Legal Consulting segment is now referred to as Huron Legal and the Financial Consulting segment is now referred to as Huron Financial. The structure of the Legal Consulting and Financial Consulting segments did not change. As a result of these changes, we now have five reporting segments, which are the same as our operating segments. Certain amounts reported in the prior year have been reclassified to conform to the current presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment and Consolidated Operating Results
(in thousands):
Revenues and reimbursable expenses:
Huron Healthcare	$78,946	$62,707	$157,691	$126,172
Huron Legal	45,089	45,907	86,033	87,290
Huron Education and Life Sciences	37,134	31,834	72,860	59,510
Huron Financial	9,263	4,283	17,845	10,132
All Other	(25)	(60)	14	204

Total revenues	170,407	144,671	334,443	283,308
Total reimbursable expenses	18,123	14,554	33,459	28,350

Total revenues and reimbursable expenses	$188,530	$159,225	$367,902	$311,658

Operating income (loss):
Huron Healthcare	$29,507	$20,072	$60,668	$35,910
Huron Legal	10,793	12,499	13,731	22,010
Huron Education and Life Sciences	11,547	9,187	20,899	15,645
Huron Financial	3,952	(337)	7,331	(104)
All Other	(244)	(744)	(416)	(1,543)

Total segment operating income	55,555	40,677	102,213	71,918
Operating expenses not allocated to segments	25,006	25,976	50,321	53,580

Total operating income	$30,549	$14,701	$51,892	$18,338

Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Huron Healthcare (5)	916	813	916	813
Huron Legal	145	129	145	129
Huron Education and Life Sciences	434	373	434	373
Huron Financial	63	69	63	69

Total (5)	1,558	1,384	1,558	1,384
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare (5)	883	809	873	798
Huron Legal	149	123	148	119
Huron Education and Life Sciences	438	348	434	335
Huron Financial	62	69	62	69

Total (5)	1,532	1,349	1,517	1,321
Full-time billable consultant utilization rate (2):
Huron Healthcare (5)	84.7%	78.3%	85.1%	80.7%
Huron Legal	60.0%	68.7%	56.0%	69.7%
Huron Education and Life Sciences	65.8%	73.2%	67.9%	72.0%
Huron Financial	82.9%	49.3%	83.8%	54.5%
Total (5)	76.9%	74.6%	77.4%	76.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other Operating Data (continued):
Full-time billable consultant average billing rate per hour (3):
Huron Healthcare (5)	$199	$198	$202	$195
Huron Legal	$221	$239	$221	$237
Huron Education and Life Sciences	$223	$212	$215	$212
Huron Financial	$348	$275	$339	$275
Total (5)	$213	$208	$213	$205
Revenue per full-time billable consultant (in thousands):
Huron Healthcare (5)	$82	$70	$167	$144
Huron Legal	$60	$78	$113	$158
Huron Education and Life Sciences	$70	$77	$140	$150
Huron Financial	$140	$61	$276	$142
Total (5)	$79	$72	$158	$146
Average number of full-time equivalents (for the period) (4):
Huron Healthcare (5)	54	56	55	59
Huron Legal	982	954	1,035	926
Huron Education and Life Sciences	48	30	43	30
Huron Financial	3	1	2	2

Total (5)	1,087	1,041	1,135	1,017
Revenue per full-time equivalents (in thousands):
Huron Healthcare (5)	$116	$107	$219	$195
Huron Legal	$37	$38	$67	$74
Huron Education and Life Sciences	$132	$171	$282	$313
Huron Financial	$173	$41	$324	$229
Total (5)	$45	$46	$83	$88

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

(2)

Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all of our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

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

(5)

Effective January 1, 2013, a group within the Huron Healthcare segment that provides post-implementation services that was previously classified as full-time equivalents is now classified as full-time billable consultants due to the evolving nature of the services that they offer. Prior periods have been revised to reflect this change.

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

The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$170,407	$144,671	$334,443	$283,308

Net income from continuing operations	$15,814	$6,305	$27,183	$6,892
Add back:
Income tax expense	12,877	6,218	21,001	7,735
Interest and other expenses	1,858	2,178	3,708	3,711
Depreciation and amortization	5,551	5,195	10,988	10,990

Earnings before interest, taxes, depreciation and amortization (EBITDA)	36,100	19,896	62,880	29,328
Add back:
Restatement related expenses	—	212	—	1,717
Restructuring charges	596	229	596	1,059
Litigation settlement (gain) loss	—	1,150	(1,150)	1,150

Adjusted EBITDA	$36,696	$21,487	$62,326	$33,254

Adjusted EBITDA as a percentage of revenues	21.5%	14.9%	18.6%	11.7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income from continuing operations	$15,814	$6,305	$27,183	$6,892

Weighted average shares – diluted	22,760	22,248	22,624	22,206
Diluted earnings per share from continuing operations	$0.69	$0.28	$1.20	$0.31

Add back:
Amortization of intangible assets	1,451	1,607	2,907	3,226
Restatement related expenses	—	212	—	1,717
Restructuring charges	596	229	596	1,059
Litigation settlement (gain) loss	—	1,150	(1,150)	1,150
Tax effect	(819)	(1,279)	(941)	(2,861)

Total adjustments, net of tax	1,228	1,919	1,412	4,291

Adjusted net income from continuing operations	$17,042	$8,224	$28,595	$11,183

Adjusted diluted earnings per share from continuing operations	$0.75	$0.37	$1.26	$0.50

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

Litigation settlement (gain) loss: We have excluded the effect of the litigation settlements because its exclusion permits comparability with periods that were not impacted by these items.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Revenues increased $25.7 million, or 17.8%, to $170.4 million for the second quarter of 2013 from $144.7 million for the second quarter of 2012.

Of the overall $25.7 million increase in revenues, $24.0 million was attributable to our full-time billable consultants, while $1.7 million was attributable to our full-time equivalents. The increase in full-time billable consultant revenues was driven by increases in the average number of billable consultants, our average billing rate and our consultant utilization rate. The increase primarily reflected strengthened demand for our services in the Huron Healthcare, Huron Education and Life Sciences and Huron Financial segments, partially offset by a decrease in demand for our services in the Huron Legal segment. The increase in full-time equivalent revenue was primarily attributable to an increase in the average number of full-time equivalents, partially offset by a decrease in revenues per full-time equivalent. Revenue attributable to full-time equivalents primarily reflected increased use of contractors in the Huron Education and Life Sciences, Huron Financial and Huron Healthcare segments, partially offset by a decreased demand for our document review and electronic data discovery services in the Huron Legal segment.

Total Direct Costs

Our total direct costs increased $10.5 million, or 11.3%, to $103.5 million in the three months ended June 30, 2013 from $93.0 million in the three months ended June 30, 2012. The increase was primarily related to a $14.7 million increase in salaries, bonuses and related expenses for our revenue-generating professionals, partially offset by a $3.6 million decrease in contractor expense, a $0.5 million decrease in intangible asset amortization expense and a $0.3 million decrease in technology expense. As a percentage of revenues, our total direct costs decreased to 60.8% during the second quarter of 2013 compared to 64.3% during the second quarter of 2012. This primarily reflected the decrease in contractor expense, technology expense and intangible asset amortization expense, partially offset by an increase in salaries, bonuses and related expenses for our revenue-generating professionals as a percentage of revenues during the second quarter of 2013.

Total direct costs for the three months ended June 30, 2013 included $3.3 million of share-based compensation expense and $0.7 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations. Total direct costs for the three months ended June 30, 2012 included $2.7 million of share-based compensation expense and $1.1 million of intangible asset amortization expense. The decrease in intangible asset amortization is primarily attributable to certain intangible assets that became fully amortized during the third quarter of 2012, partially offset by the amortization of intangible assets acquired during the second half of 2012.

As discussed in Note 2 “Basis of Presentation” under “Part I — Item 1. Consolidated Financial Statements” of this Quarterly Report, in the second quarter of 2013, we identified a $1.1 million error in stock-based compensation expense resulting from the use of the straight-line attribution method for performance awards with graded vesting features granted in prior periods. The $1.1 million pretax adjustment, which represents the cumulative error related to all prior period financial statements beginning with the first quarter of 2010 through the first quarter of 2013, resulted in a $0.9 million increase in Direct costs and a $0.2 million increase in Selling, general and administrative expense. After consideration of both quantitative and qualitative factors, we concluded that our previously issued annual and quarterly financial statements for the years 2010, 2011, 2012 and the first quarter of 2013 were not materially misstated, and the effect of recognizing this adjustment during the second quarter of 2013 is not material for the period then ended and is not expected to be material for the full year 2013 results.

Operating Expenses

Selling, general and administrative expenses decreased $0.5 million, or 1.4%, to $30.8 million in the second quarter of 2013 from $31.3 million in the second quarter of 2012. This decrease was primarily related to a $1.1 million decrease in legal expenses, a $1.0 million decrease in facilities and other office related expenses, and a $0.6 million decrease in training expenses. These decreases were partially offset by a $1.9 million increase in salaries, bonuses and related expenses for our support personnel and a $0.4 million increase in computer equipment and software license expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 18.1% during the second quarter of 2013 compared to 21.6% during the second quarter of 2012. This decrease primarily reflected the decrease in legal expenses, facilities and other office related expenses, and training expenses, as well as our revenue growth that outpaced the growth in salaries, bonuses and related expenses for our support personnel and promotion and marketing expense during the second quarter of 2013.

We did not incur restatement related expenses during the second quarter of 2013. During the second quarter of 2012, we incurred $0.2 million of restatement related expenses.

In the second quarter of 2013, we recorded a $0.6 million restructuring expense related to the consolidation of office space in the Washington, D.C. area. This office space was acquired in the AdamsGrayson acquisition that occurred in the second half of 2012. See Note 8 “Restructuring Charges” for further discussion of our restructuring expense. Restructuring expense was $0.2 million in the second quarter of 2012.

Litigation settlement expense was $1.2 million for the second quarter of 2012. During the second quarter of 2012, we conducted preliminary settlement discussions with the relator in the qui tam action discussed in “Legal Proceedings” and in Note 13 “Commitments, Contingencies and Guarantees,” and, as a result, we recorded a charge of $1.2 million, in accordance with FASB ASC Topic 450, “Contingencies.” On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, during the first quarter of 2013, we reversed the charge of $1.2 million taken during 2012.

Depreciation and amortization expense increased by $0.8 million to $4.9 million in the three months ended June 30, 2013 from $4.1 million in the three months ended June 30, 2012. This increase is primarily attributable to amortization expense for intangible assets acquired during the second half of 2012, partially offset by certain intangible assets that became fully amortized during the second half of 2012. Non-direct intangible asset amortization relates to non-competition agreements, trade names and certain customer relationships acquired in connection with our acquisitions.

Operating Income

Operating income increased $15.8 million, or 107.8%, to $30.5 million in the second quarter of 2013 from $14.7 million in the second quarter of 2012. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 17.9% in the three months ended June 30, 2013 compared to 10.2% in the three months ended June 30, 2012. The increase in operating margin is primarily attributable to decreases in contractor expense, legal expenses, facilities and other office related expenses, training expense, and technology expense, as well as the decreases in salaries, bonuses and related expenses for our support personnel and promotion and marketing expense as a percentage of revenues during the second quarter of 2013. The operating margin in the second quarter of 2012 was negatively impacted by the litigation settlement expense in the period.

Other Expense, Net

Other expense, net decreased by $0.3 million to $1.9 million in the second quarter of 2013 from $2.2 million in the second quarter of 2012. The decrease was primarily attributable to a $0.3 million, or 15.3%, decrease in interest expense in the second quarter of 2013, which was the result of a decrease in our borrowing levels combined with lower interest rates.

Income Tax Expense

For the second quarter of 2013, we recognized income tax expense from continuing operations of $12.9 million on income from continuing operations of $28.7 million. For the second quarter of 2012, we recognized income tax expense from continuing operations of $6.2 million on income from continuing operations of $12.5 million. Our effective tax rate for the second quarter of 2013 was 44.9% compared with 49.7% in 2012. The effective tax rate for both periods was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses. The foreign losses with no tax benefit and non-deductible expenses had a larger impact on our effective tax rate in the second quarter of 2012 compared to 2013 due to the lower pretax income from continuing operations in the second quarter of 2012.

Net Income from Continuing Operations

Net income from continuing operations was $15.8 million for the three months ended June 30, 2013 compared to net income from continuing operations of $6.3 million for the same period last year. The increase in net income from continuing operations was primarily due to the increase in operating income, as discussed above, partially offset by the corresponding increase in income tax expense. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the second quarter of 2013 was $0.69 compared to diluted earnings per share from continuing operations of $0.28 for the second quarter of 2012.

Discontinued Operations

Net loss from discontinued operations was less than $0.1 million in the second quarter of 2013, compared to net income from discontinued operations of $0.2 million in the second quarter of 2012. See Note 4 “Discontinued Operations” of this Quarterly Report on Form 10-Q for further information about our discontinued operations.

EBITDA and Adjusted EBITDA

EBITDA increased $16.2 million to $36.1 million for the three months ended June 30, 2013 from $19.9 million for the three months ended June 30, 2012. Adjusted EBITDA increased $15.2 million to $36.7 million in the second quarter of 2013 from $21.5 million in the second quarter of 2012. The increases in both EBITDA and Adjusted EBITDA were primarily driven by the increases in segment operating income of our Huron Healthcare, Huron Financial and Huron Education and Life Sciences segments, partially offset by the decrease in segment operating income of our Huron Legal segment, as discussed below in Segment Results.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations was $17.0 million in the second quarter of 2013 compared to $8.2 million in the second quarter of 2012. The increase was primarily attributable to the increase in net income from continuing operations, partially offset by the decrease in litigation settlement loss, which is excluded from the computation of adjusted net income from continuing operations.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $16.2 million, or 25.9%, to $78.9 million for the second quarter of 2013 from $62.7 million for the second quarter of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements and software support and maintenance arrangements represented 2.0%, 70.1%, 22.9% and 5.0% of this segment’s revenues during the three months ended June 30, 2013, respectively, compared to 0.7%, 70.5%, 22.0% and 6.8%, respectively, for the comparable period in 2012.

Of the overall $16.2 million increase in revenues, $16.0 million was attributable to our full-time billable consultants and $0.2 million was attributable to our full-time equivalents. The increase in demand for our services reflected the increased pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected increases in the average number of full-time billable consultants, average billing rate and consultant utilization rate. Performance-based fee revenues were $18.0 million during the second quarter of 2013 compared to $13.8 million during the second quarter of 2012. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achievement of the performance-based criteria.

Operating Income

Huron Healthcare segment operating income increased $9.4 million, or 47.0%, to $29.5 million in the three months ended June 30, 2013 from $20.1 million in the three months ended June 30, 2012. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 37.4% for the second quarter of 2013 from 32.0% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in legal expense, technology expense, intangible asset amortization expense, training expense and contractor expense, partially offset by an increase in salaries, bonuses and related expenses for our revenue-generating professionals as a percentage of revenues.

Huron Legal

Revenues

Huron Legal segment revenues decreased $0.8 million, or 1.8%, to $45.1 million for the second quarter of 2013 from $45.9 million for the second quarter of 2012. Revenues for the second quarter of 2013 included $5.9 million from our acquisition of AdamsGrayon that occurred in the second half of 2012, while revenues for the second quarter of 2012 did not include any revenue from AdamsGrayson. Revenues from time-and-expense engagements, fixed-fee engagements, and support and maintenance arrangements represented 95.6%, 4.0%, and 0.4%, respectively, of this segment’s revenues during the three months ended June 30, 2013. Revenues from time-and-expense engagements and fixed-fee engagements represented 96.0% and 4.0%, respectively, of this segment’s revenues for the comparable period in 2012.

Of the overall $0.8 million decrease in revenues, $0.6 million was attributable to our full-time billable consultants and $0.2 million was attributable to our full-time equivalents. The decrease in revenues primarily reflected a decrease in demand for our advisory services. The decrease in full-time billable consultant revenue reflected a lower consultant utilization rate and average billing rate, partially offset by an increase in the average number of full-time billable consultants. The decrease in revenue attributable to our full-time equivalents was the result of a decrease in the average revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents.

Operating Income

Huron Legal segment operating income decreased by $1.7 million, or 13.6%, to $10.8 million in the three months ended June 30, 2013 from $12.5 million in the three months ended June 30, 2012. Segment operating margin decreased to 23.9% for the second quarter of 2013 from 27.2% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries, bonuses and related expenses for both our revenue-generating professionals and support personnel, as well as increases in restructuring expense, technology expense, severance expense, and promotion and sponsorship expenses, largely offset by a decrease in contractor expense as a percentage of revenues.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased $5.3 million, or 16.6%, to $37.1 million for the second quarter of 2013 from $31.8 million for the second quarter of 2012. Revenues from time-and-expense engagements, fixed-fee engagements and software support and maintenance arrangements represented 82.4%, 13.8% and 3.8% of this segment’s revenues during the three months ended June 30, 2013, respectively, compared to 74.5%, 21.7% and 3.8%, respectively, for the comparable period in 2012.

Of the overall $5.3 million increase in revenues, $4.1 million was attributable to our full-time billable consultants and $1.2 million was related to our full-time equivalents. The overall increase in demand for our services in the Huron Education and Life Sciences segment reflected the increased competitive pressures faced by our clients as the result of increased regulation, rising costs, and declining funding. The increase in revenues from our full-time billable consultants reflected increases in the average number of full-time billable consultants and the average billing rate, partially offset by a decrease in the consultant utilization rate. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents, partially offset by a decrease in the average revenue per full-time equivalent.

Operating Income

Huron Education and Life Sciences segment operating income increased $2.3 million, or 25.7%, to $11.5 million in the three months ended June 30, 2013 from $9.2 million in the three months ended June 30, 2012. The Huron Education and Life Sciences segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 31.1% for the second quarter of 2013 from 28.9% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in salaries, bonuses and related expenses for both our revenue-generating professionals and support personnel as a percentage of revenues, and decreases in practice administration and meeting expenses, training costs and intangible asset amortization expense, partially offset by an increase in contractor expense.

Huron Financial

Revenues

Huron Financial segment revenues increased $5.0 million, or 116.3%, to $9.3 million for the second quarter of 2013 from $4.3 million for the second quarter of 2012. Revenues from time-and-expense engagements and fixed-fee engagements represented 81.2% and 18.8%, respectively, of this segment’s revenues during the second quarter of 2013. Revenues from time-and-expense engagements and fixed-fee engagements represented 81.8% and 18.2%, respectively, for the comparable period in 2012.

Of the overall $5.0 million increase in revenues, $4.5 million was attributable to our full-time billable consultants and $0.5 million was attributable to our full-time equivalents. The increased revenue generated by our full-time billable consultants reflected higher consultant utilization rate and average billing rate, partially offset by a decrease in the average number of full-time billable consultants. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average revenue per full-time equivalent and the average number of full-time equivalents. The overall increase in revenues is attributable to an increase in demand for our restructuring and turnaround and operational improvement consulting services. The increased demand in this segment is partially a result of the initiatives we undertook during 2012, including broadening our service offerings and increasing marketing efforts, which were intended to increase demand for our services and improve the segment’s financial performance. While we believe that this segment will continue to grow, we expect the year-over-year revenue growth rate will moderate during the second half of the year as certain large engagements begin to wind down.

Operating Income

Huron Financial segment operating income increased by $4.3 million to $4.0 million in the three months ended June 30, 2013 compared to a loss of $0.3 million in the three months ended June 30, 2012. Segment operating margin increased to 42.7% for the second quarter of 2013 from a negative 7.9% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in salaries, bonuses and related expenses for our revenue-generating professionals as a percentage of revenues.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Revenues increased $51.1 million, or 18.0%, to $334.4 million for the first half of 2013 from $283.3 million for the first half of 2012.

Of the $51.1 million increase in revenues, $46.5 million was attributable to our full-time billable consultants and $4.6 million was attributable to our full-time equivalents. The increase in full-time billable consultant revenues was driven by increases in the average number of billable consultants, our average billing rate and our consultant utilization rate. The increase primarily reflected strengthened demand for our services in the Huron Healthcare, Huron Education and Life Sciences and Huron Financial segments, partially offset by a decrease in demand for our advisory services in the Huron Legal segment. The increase in full-time equivalent revenue was primarily attributable to an increase in the average number of full-time equivalents, partially offset by a decrease in revenues per full-time equivalent. Revenue attributable to full-time equivalents reflected increased use of contractors in the Huron Education and Life Sciences, Huron Healthcare and Huron Financial segments and increased demand for our document review and electronic data discovery services in the Huron Legal segment.

Total Direct Costs

Our total direct costs increased $19.4 million, or 10.2%, to $210.3 million in the six months ended June 30, 2013 from $190.9 million in the six months ended June 30, 2012. The increase was primarily related to a $25.4 million increase in salaries, bonuses and related expenses for our revenue-generating professionals, partially offset by a $4.6 million decrease in contractor expense, a $1.0 million decrease in intangible asset amortization expense and a $0.6 million decrease in technology expense. As a percentage of revenues, our total direct costs decreased to 62.9% during the first half of 2013 compared to 67.4% during the first half of 2012. This primarily reflected the decrease in contractor expense, intangible asset amortization expense and technology expense, as well as revenue growth that outpaced the increase in salaries, bonuses and related expenses for our revenue-generating professionals during the first half of 2013.

Total direct costs for the six months ended June 30, 2013 included $6.9 million of share-based compensation expense and $1.3 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations. Total direct costs for the six months ended June 30, 2012 included $6.5 million of share-based compensation expense and $2.3 million of intangible asset amortization expense. The decrease in intangible asset amortization is primarily attributable to certain intangible assets that became fully amortized during the third quarter of 2012, partially offset by the amortization of intangible assets acquired during the second half of 2012.

As discussed in Note 2 “Basis of Presentation” under “Part I — Item 1. Consolidated Financial Statements” of this Quarterly Report, in the second quarter of 2013, we identified a $1.1 million error in stock-based compensation expense resulting from the use of the straight-line attribution method for performance awards with graded vesting features granted in prior periods. The $1.1 million pretax adjustment, which represents the cumulative error related to all prior period financial statements beginning with the first quarter of 2010 through the first quarter of 2013, resulted in a $0.9 million increase in Direct costs and a $0.2 million increase in Selling, general and administrative expense. After consideration of both quantitative and qualitative factors, we concluded that our previously issued annual and quarterly financial statements for the years 2010, 2011, 2012 and the first quarter of 2013 were not materially misstated, and the effect of recognizing this adjustment during the second quarter of 2013 is not material for the period then ended and is not expected to be material for the full year 2013 results.

Operating Expenses

Selling, general and administrative expenses increased $1.8 million, or 2.9%, to $63.1 million in the first half of 2013 from $61.3 million in the first half of 2012. This increase was primarily related to a $4.0 million increase in salaries, bonuses and related expenses for our support personnel, a $0.6 million increase in severance expense, and a $0.4 million increase in other miscellaneous business expenses. These increases were partially offset by a $1.2 million decrease in legal expenses, a $1.0 million decrease in facilities and other office related expenses and a $0.9 million decrease in training costs. As a percentage of revenues, selling, general and administrative expenses decreased to 18.9% during the first half of 2013 compared to 21.7% during the first half of 2012. This decrease primarily reflected the decreases in legal expenses, facilities and other office related expenses and training costs, as well as our revenue growth that outpaced the growth in other miscellaneous business expenses during the first half of 2013.

In the first half of 2013, we recorded a $0.6 million restructuring expense related to the consolidation of office space in the Washington, D.C. area. This office space was acquired in the AdamsGrayson acquisition that occurred in the second half of 2012. In the first half of 2012, we recorded $1.1 million in restructuring expense, primarily consisting of accelerated depreciation on leasehold improvements at our New York office location, which we relocated during the fourth quarter of 2012, partially offset by the net favorable impact of updated assumptions for lease accruals related to previously vacated office spaces. See Note 8 “Restructuring Charges” for further discussion of restructuring expense.

We did not incur restatement related expenses during the first half of 2013. During the first half of 2012, we incurred $1.7 million of restatement related expenses, primarily consisting of legal fees.

We recorded a $1.2 million litigation settlement gain during the first half of 2013. During the second quarter of 2012, we conducted preliminary settlement discussions with the relator in the qui tam action discussed in “Legal Proceedings” and in Note 13 “Commitments, Contingencies and Guarantees,” and as a result, we recorded a charge of $1.2 million, in accordance with FASB ASC Topic 450, “Contingencies.” On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, during the first quarter of 2013, we reversed the charge of $1.2 million taken during 2012.

Depreciation and amortization expense increased by $1.0 million to $9.7 million in the six months ended June 30, 2013 from $8.7 million in the six months ended June 30, 2012. The increase is primarily related to the amortization of intangible assets acquired during the second half of 2012, partially offset by certain intangible assets that became fully amortized during the second half of 2012. Non-direct intangible asset amortization relates to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

Operating Income

Operating income increased $33.6 million to $51.9 million in the first half of 2013 from $18.3 million in the first half of 2012. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 15.5% in the six months ended June 30, 2013 compared to 6.5% in the six months ended June 30, 2012. This increase is primarily attributable to the decreases in contractor expense, restatement related expenses, legal expenses, intangible asset amortization expense and facilities and other office related expenses, as well as the decreases in salaries, bonuses and related expenses for both our revenue-generating professionals and our support personnel as a percentage of revenue during the first half of 2013. The operating margin for the first half of 2013 was also favorably impacted by the litigation settlement gain in the period, while the operating margin in the first half of 2012 was negatively impacted by the litigation settlement loss in that period.

Other Expense, Net

Other expense, net was $3.7 million in the six months ended both June 30, 2013 and 2012. Interest expense was $3.6 million during the first half of 2013, compared to $3.9 million during the first half of 2012.

Income Tax Expense

For the first half of 2013, we recognized income tax expense from continuing operations of $21.0 million on income from continuing operations of $48.2 million. For the first half of 2012, we recognized income tax expense from continuing operations of $7.7 million on income from continuing operations of $14.6 million. Our effective tax rate for the first six months of 2013 was 43.6% compared with 52.9% in 2012. The effective tax rate during the first half of 2013 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of the retroactive reinstatement of the federal research and development tax credit, which was enacted during the first quarter of 2013. The effective tax rate in the first half of 2012 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses. The foreign losses with no tax benefit and the non-deductible expenses had a larger impact on our effective tax rate in the first half of 2012 compared to 2013 due to the lower pretax income from continuing operations in the first half of 2012.

Net Income from Continuing Operations

Net income from continuing operations was $27.2 million for the six months ended June 30, 2013 compared to net income from continuing operations of $6.9 million for the same period last year. The increase in net income from continuing operations was primarily due to the increase in operating income, as discussed above, partially offset by the corresponding increase in income tax expense. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first half of 2013 was $1.20 compared to diluted earnings per share from continuing operations of $0.31 for the first half of 2012.

Discontinued Operations

Net loss from discontinued operations was less than $0.1 million in the first half of 2013, compared to net income from discontinued operations of $0.5 million in the first half of 2012. See Note 4 “Discontinued Operations” of this Quarterly Report on Form 10-Q for further information about our discontinued operations.

EBITDA and Adjusted EBITDA

EBITDA increased $33.6 million to $62.9 million for the six months ended June 30, 2013 from $29.3 million for the six months ended June 30, 2012. Adjusted EBITDA increased $29.0 million to $62.3 million in the first half of 2013 from $33.3 million in the same period last year. The increases in both EBITDA and Adjusted EBITDA were primarily driven by the increases in segment operating income of our Huron Healthcare, Huron Financial and Huron Education and Life Sciences segments, partially offset by the decrease in segment operating income of our Huron Legal segment, as discussed below in Segment Results. The increase in EBITDA outpaced the increase in Adjusted EBITDA due to the decreases in restatement related expenses and restructuring expense, as well as the litigation settlement gain, all of which are excluded from the computation of Adjusted EBITDA.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations was $28.6 million in the first half of 2013 compared to $11.2 million in the first half of 2012. The increase was primarily attributable to the increase in net income from continuing operations, partially offset by the decreases in restatement related expenses and restructuring expenses, as well as the litigation settlement gain, all of which are excluded from the computation of adjusted net income from continuing operations.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $31.5 million, or 25.0%, to $157.7 million for the first half of 2013 from $126.2 million for the first half of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements and software support and maintenance arrangements represented 1.6%, 70.3%, 23.1% and 5.0% of this segment’s revenues during the six months ended June 30, 2013, respectively, compared to 1.2%, 69.1%, 23.3% and 6.4%, respectively, for the comparable period in 2012.

Of the overall $31.5 million increase in revenues, $31.0 million was attributable to our full-time billable consultants and $0.5 million was attributable to our full-time equivalents. The increase in demand for our services reflected the increased pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected increases in the average number of full-time billable consultants, average billing rate and consultant utilization rate. Performance-based fee revenues were $36.4 million during the first half of 2013 compared to $29.4 million during the first half of 2012. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achievement of the performance-based criteria. With regard to our full-time equivalents, this segment experienced an increase in revenue per full-time equivalent, partially offset by a decrease in the average number of full-time equivalents during the first half of 2013 compared to the same period of 2012.

Operating Income

Huron Healthcare segment operating income increased $24.8 million, or 68.9%, to $60.7 million in the six months ended June 30, 2013 from $35.9 million in the six months ended June 30, 2012. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 38.5% for the first half of 2013 from 28.5% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in salaries, bonuses and related expenses for our revenue-generating professionals as a percentage of revenues, and decreases in technology expense, legal expense, intangible asset amortization expense, contractor expense and training expense during the period.

Huron Legal

Revenues

Huron Legal segment revenues decreased $1.3 million, or 1.4%, to $86.0 million for the first half of 2013 from $87.3 million for the first half of 2012. Revenues for the first half of 2013 included $9.6 million from our acquisition of AdamsGrayon that occurred in the second half of 2012, while revenues for the first half of 2012 did not include any revenue from AdamsGrayson. Revenues from time-and-expense engagements, fixed-fee engagements and software support and maintenance arrangements represented 95.0%, 4.7% and 0.3%, respectively, of this segment’s revenues during the six months ended June 30, 2013. Revenues from time-and-expense engagements and fixed-fee engagements represented 95.8% and 4.2%, respectively, of this segment’s revenues during the six months ended June 30, 2012.

Of the overall $1.3 million decrease in revenues, $2.1 million was attributable to a decrease in revenues generated by our full-time billable consultants, partially offset by a $0.8 million increase in revenue generated by our full-time equivalents. The overall decrease in revenues reflected a decrease in demand for our advisory services, and relatively flat demand for our document review and electronic data discovery services, which included the AdamsGrayson related revenues noted above. The decrease in full-time billable consultant revenue reflected lower consultant utilization and average billing rates, slightly offset by an increase in the average number of full-time billable consultants. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents, partially offset by a decrease in average revenue per full-time equivalent.

Operating Income

Huron Legal segment operating income decreased by $8.3 million, or 37.6%, to $13.7 million in the six months ended June 30, 2013 from $22.0 million in the six months ended June 30, 2012. Segment operating margin decreased to 16.0% for the first half of 2013 from 25.2% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries, bonuses and related expenses for both our revenue-generating professionals and support personnel, as well as increases in technology expense, restructuring expense, severance expense, and promotion and sponsorship expenses, largely offset by a decrease in contractor expense as a percentage of revenues.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased $13.4 million, or 22.4%, to $72.9 million for the first half of 2013 from $59.5 million for the first half of 2012. Revenues from time-and-expense engagements, fixed-fee engagements and software support and maintenance arrangements represented 79.6%, 16.6% and 3.8% of this segment’s revenues during the six months ended June 30, 2013, respectively, compared to 73.4%, 22.5% and 4.1%, respectively, for the comparable period in 2012.

Of the overall $13.4 million increase in revenues, $10.4 million was attributable to our full-time billable consultants and $3.0 million was related to our full-time equivalents. The overall increase in demand for our services in the Huron Education and Life Sciences segment reflected the increased competitive pressures faced by our clients as the result of increased regulation, rising costs, and declining funding. The increase in revenues from our full-time billable consultants reflected increases in the average number of full-time billable consultants and the average billing rate, partially offset by a decrease in the consultant utilization rate. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents, partially offset by a decrease in the average revenue per full-time equivalent.

Operating Income

Huron Education and Life Sciences segment operating income increased $5.3 million, or 33.6%, to $20.9 million in the six months ended June 30, 2013 from $15.6 million in the six months ended June 30, 2012. The Huron Education and Life Sciences segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 28.7% for the first half of 2013 from 26.3% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in salaries, bonuses and related expenses for both our revenue-generating professionals and support personnel as a percentage of revenues, and decreases in sponsorships and promotion expenses, intangible asset amortization expense, training costs and practice administration and meeting expenses, partially offset by an increase in contractor expense as a percentage of revenues.

Huron Financial

Revenues

Huron Financial segment revenues increased $7.7 million, or 76.1%, to $17.8 million for the first half of 2013 from $10.1 million for the first half of 2012. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based arrangements represented 79.3%, 17.9% and 2.8%, respectively, of this segment’s revenues during the first half of 2013. Revenues from time-and-expense engagements and fixed-fee engagements represented 76.4% and 23.6%, respectively, for the comparable period in 2012.

Of the overall $7.7 million increase in revenues, $7.4 million was attributable to our full-time billable consultants and $0.3 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the consultant utilization rate and average billing rate, partially offset by a decrease in the average number of full-time billable consultants. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average revenue per full-time equivalent. The overall increase in revenues is attributable to an increase in demand for our restructuring and turnaround and operational improvement consulting services. The increased demand within this segment is partially a result of the initiatives we undertook during 2012, including broadening our service offerings and increasing marketing efforts, which were intended to increase demand for our services and improve the segment’s financial performance. While we believe that this segment will continue to grow, we expect the year-over-year revenue growth rate will moderate during the second half of the year as certain large engagements begin to wind down.

Operating Income

Huron Financial segment operating income increased by $7.4 million to $7.3 million in the six months ended June 30, 2013 compared to a loss of $0.1 million in the six months ended June 30, 2012. Segment operating margin increased to 41.1% for the first half of 2013 from a negative 1.0% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in salaries, bonuses and related expenses for our revenue-generating professionals as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $20.6 million, from $25.2 million at December 31, 2012 to $4.6 million at June 30, 2013. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2013	2012
Net cash provided by operating activities	$1,838	$28,522
Net cash used in investing activities	$(11,282)	$(45,160)
Net cash (used in) provided by financing activities	$(11,040)	$17,451

Net cash provided by operating activities totaled $1.8 million for the six months ended June 30, 2013 and $28.5 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses and benefits to employees affect these account balances. The decrease in cash provided by operations in the first six months of 2013 compared to the first six months of 2012 was primarily attributable to decreased collections of receivables and unbilled services from clients and increased tax payments, partially offset by higher net income and lower bonus payments during the first half of 2013 when compared with the first half of 2012.

Net cash used in investing activities was $11.3 million and $45.2 million for the six months ended June 30, 2013 and 2012, respectively. The use of cash in the first six months of 2013 primarily consisted of purchases of property and equipment of $9.8 million compared to $11.8 million for the same period last year. The use of cash in the first six months of 2012 primarily consisted of payments for businesses acquired in prior periods totaling $32.2 million. These payments for acquired businesses were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired based on the achievement of financial performance targets as specified in the related purchase agreements. As of December 31, 2012, we had no further obligations under these arrangements. We estimate that the cash utilized for capital expenditures in 2013 will be approximately $24.0 million, primarily consisting of information technology related equipment and leasehold improvements to support continued growth of our document review and processing services, as well as information technology related equipment to support our corporate infrastructure.

Net cash used in financing activities was $11.0 million for the six months ended June 30, 2013 compared to net cash provided by financing activities of $17.5 million for the same period last year. The increase in net cash used in financing activities for the first half of 2013 was primarily due to higher repayments, net of borrowings, under our credit facility during the period. Our financing activities during the first half of 2013 included a $0.5 million deferred acquisition payment related to a prior year acquisition.

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

The Term Loan, as amended, is subject to scheduled quarterly amortization payments equal to 4.9% of the original principal balance in 2012, 11.7% in 2013, 12.4% in 2014, 14.2% in 2015, 14.8% in 2016 and 42.0% in 2017, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is August 31, 2017, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on August 31, 2017. As of June 30, 2013, the Company has made all scheduled quarterly amortization payments as they have come due in accordance with the Term Loan.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio that varies throughout the term and was 3.00 to 1.00 as of June 30, 2013, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At June 30, 2013, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.19 to 1.00, a leverage ratio of 1.23 to 1.00, and net worth greater than $150 million. At December 31, 2012, we were also in compliance with these financial covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At June 30, 2013, outstanding letters of credit totaled $4.9 million and are primarily used as security deposits for our office facilities. As of June 30, 2013, the unused borrowing capacity under the 2011 Credit Agreement was $242.6 million. Borrowings outstanding under this credit facility at June 30, 2013 totaled $181.3 million, all of which was under the Term Loan. These borrowings carried a weighted average interest rate of 2.2%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity.” During the first six months of 2013, the average daily outstanding balance under our credit facility was $195.2 million. Borrowings outstanding at December 31, 2012 were $192.5 million and carried a weighted average interest rate of 2.5%. Effective March 31, 2013, we have classified as current liabilities the scheduled quarterly principal payments due under the Term Loan within twelve months of the balance sheet date, as we intend to make these payments with cash from operations rather than from availability under the Revolver.

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

CONTRACTUAL OBLIGATIONS

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our contractual obligations since December 31, 2012 except as described below:

—

During the first six months of 2013, our long-term borrowings, including the current portion of long-term borrowings, decreased from $192.5 million as of December 31, 2012 to $181.3 million as of June 30, 2013.

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

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At June 30, 2013, we had borrowings outstanding totaling $181.3 million that carried a weighted average interest rate of 2.2% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $1.0 million effect on our pretax income including the effect of the interest rate swaps described below.

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

Including the impact of the above swap agreements, the effective interest rate on $79.4 million of our debt, which equals the notional amount of the swap agreements in effect at June 30, 2013, was 2.6%.

On April 4, 2013, we entered into a one-year forward amortizing interest rate swap agreement effective on March 31, 2014 and ending on August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $60.0 million and amortizes such that we are effectively hedging 80% of our variable-rate borrowings throughout the term. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 0.985%.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of June 30, 2013.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, we reversed the charge of $1.2 million relating to settlement discussions which we recorded in the second quarter of 2012, in accordance with FASB ASC Topic 450, “Contingencies.” The relator filed an appeal on April 2, 2013. On April 8, 2013, Huron filed an appeal of an earlier denial of a motion to dismiss filed by Huron which argued that the relator’s action was barred because, under the FCA jurisdictional bar, the action was based on publicly disclosed information and the relator cannot qualify as an original source. We continue to believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

Our 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2013, we reacquired 405 shares of common stock with a weighted average fair market value of $40.32 as a result of such tax withholdings as presented in the table below. We do not have any publicly announced share repurchase plans or programs.

Period	Total Number of Shares Withheld to Satisfy Employee Tax Withholding Requirements	Weighted Average Fair Market Value Per Share Withheld	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2013	405	$ 40.32	N/A	N/A
May 2013	—	—	N/A	N/A
June 2013	—	—	N/A	N/A

Total	405	$ 40.32	N/A	N/A

N/A – Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

		Filed here- with	Furnished herewith	Incorporated by Reference
Exhibit Number	Exhibit Description			Form	Period Ending	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	July 31, 2013	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Financial Officer and Treasurer