Form 10-Q
period 2013-09-30
Huron Consulting Group Inc.
filed 2013-11-07
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 30, 2013, 23,243,551 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$30,781	$25,162
Receivables from clients, net	82,007	97,510
Unbilled services, net	82,381	47,232
Income tax receivable	2,765	192
Deferred income taxes, net	13,290	14,751
Prepaid expenses and other current assets	21,877	15,525

Total current assets	233,101	200,372
Property and equipment, net	35,968	33,805
Other non-current assets	16,614	15,322
Intangible assets, net	14,815	18,879
Goodwill	519,514	519,522

Total assets	$820,012	$787,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,620	$8,461
Accrued expenses	16,447	17,692
Accrued payroll and related benefits	61,956	61,672
Bank borrowings, current portion	25,000	-
Accrued consideration for business acquisitions, current portion	5,103	5,640
Income tax payable	221	7,872
Deferred revenues	13,114	15,388

Total current liabilities	130,461	116,725
Non-current liabilities:
Deferred compensation and other liabilities	4,892	6,973
Bank borrowings, net of current portion	150,000	192,500
Deferred lease incentives	10,163	6,936
Deferred income taxes, net	20,613	14,560
Accrued consideration for business acquisitions, net of current portion	-	4,885

Total non-current liabilities	185,668	225,854

Commitments and Contingencies

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,224,317 and 24,793,327 shares issued at September 30, 2013 and December 31, 2012, respectively	244	240
Treasury stock, at cost, 1,980,776 and 1,880,809 shares at September 30, 2013 and December 31, 2012, respectively	(87,338)	(83,715)
Additional paid-in capital	438,135	420,825
Retained earnings	153,643	109,330
Accumulated other comprehensive loss	(801)	(1,359)

Total stockholders’ equity	503,883	445,321

Total liabilities and stockholders’ equity	$820,012	$787,900

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues and reimbursable expenses:
Revenues	$174,735	$161,888	$509,178	$445,196
Reimbursable expenses	17,542	13,470	51,001	41,820

Total revenues and reimbursable expenses	192,277	175,358	560,179	487,016
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	106,087	89,283	315,084	277,942
Amortization of intangible assets and software development costs	675	787	2,007	3,071
Reimbursable expenses	17,531	13,405	51,000	41,808

Total direct costs and reimbursable expenses	124,293	103,475	368,091	322,821

Operating expenses and other operating gains:
Selling, general and administrative expenses	37,197	31,095	100,307	92,437
Restructuring charges	-	2,194	596	3,253
Restatement related expenses	-	68	-	1,785
Litigation settlement (gain) loss	(5,300)	-	(6,450)	1,150
Depreciation and amortization	4,968	4,879	14,624	13,585
Goodwill impairment charge	-	13,083	-	13,083

Total operating expenses and other operating gains	36,865	51,319	109,077	125,293

Operating income	31,119	20,564	83,011	38,902
Other income (expense), net:
Interest expense, net of interest income	(1,531)	(2,312)	(5,100)	(6,193)
Other income (expense), net	104	136	(35)	306

Total other expense, net	(1,427)	(2,176)	(5,135)	(5,887)

Income from continuing operations before income tax expense	29,692	18,388	77,876	33,015
Income tax expense	12,531	7,972	33,532	15,707

Net income from continuing operations	17,161	10,416	44,344	17,308
Income (loss) from discontinued operations, net of tax	10	47	(31)	518

Net income	$17,171	$10,463	$44,313	$17,826

Net earnings per basic share:
Net income from continuing operations	$0.77	$0.47	$1.99	$0.79
Income from discontinued operations, net of tax	-	0.01	-	0.02

Net income	$0.77	$0.48	$1.99	$0.81

Net earnings per diluted share:
Net income from continuing operations	$0.75	$0.47	$1.95	$0.78
Income from discontinued operations, net of tax	-	-	-	0.02

Net income	$0.75	$0.47	$1.95	$0.80

Weighted average shares used in calculating earnings per share:
Basic	22,386	21,950	22,293	21,881
Diluted	22,873	22,326	22,712	22,247

Comprehensive income:
Net income	$17,171	$10,463	$44,313	$17,826
Foreign currency translation gain, net of tax	1,025	496	119	358
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(245)	(144)	439	(336)

Other comprehensive income	780	352	558	22

Comprehensive income	$17,951	$10,815	$44,871	$17,848

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2012	23,904,125	$240	(1,889,465)	$(83,715)	$420,825	$109,330	$(1,359)	$445,321
Comprehensive income						44,313	558	44,871
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	447,988	4	(80,569)	(2,863)	2,859			-
Exercise of stock options	26,294	-			39			39
Share-based compensation					13,280			13,280
Shares redeemed for employee tax withholdings			(20,426)	(760)				(760)
Income tax benefit on share-based compensation					1,132			1,132

Balance at September 30, 2013	24,378,407	$244	(1,990,460)	$(87,338)	$438,135	$153,643	$(801)	$503,883

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$44,313	$17,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,631	18,994
Share-based compensation	12,692	11,183
Allowances for doubtful accounts and unbilled services	3,153	1,723
Deferred income taxes	7,062	2,458
Goodwill impairment charge	-	13,083
Changes in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables from clients	13,200	9,532
(Increase) decrease in unbilled services	(36,083)	(10,698)
(Increase) decrease in current income tax receivable / payable, net	(10,218)	19,502
(Increase) decrease in other assets	(1,304)	2,738
Increase (decrease) in accounts payable and accrued liabilities	(2,018)	(4,783)
Increase (decrease) in accrued payroll and related benefits	891	(24,092)
Increase (decrease) in deferred revenues	(3,028)	(14,616)

Net cash provided by operating activities	45,291	42,850

Cash flows from investing activities:
Purchases of property and equipment, net	(14,383)	(14,344)
Net investment in life insurance policies	(842)	(569)
Purchases of businesses, net of cash acquired	(297)	(53,832)
Capitalization of internally developed software	(1,207)	-
Proceeds from note receivable	438	-

Net cash used in investing activities	(16,291)	(68,745)

Cash flows from financing activities:
Proceeds from exercise of stock options	39	30
Shares redeemed for employee tax withholdings	(760)	(3,874)
Tax benefit from share-based compensation	1,374	1,325
Proceeds from borrowings under credit facility	83,500	244,000
Repayments on credit facility	(101,000)	(215,000)
Payments for debt issue costs	(1,155)	(2,482)
Payments of capital lease obligations	-	(8)
Deferred acquisition payment	(5,356)	-

Net cash (used in) provided by financing activities	(23,358)	23,991

Effect of exchange rate changes on cash	(23)	36

Net increase (decrease) in cash and cash equivalents	5,619	(1,868)
Cash and cash equivalents at beginning of the period	25,162	5,080

Cash and cash equivalents at end of the period	$30,781	$3,212

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Deferred payments related to business acquisitions	-	$10,272

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

The accompanying unaudited Consolidated Financial Statements reflect the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2013 and 2012. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013.

Certain amounts reported in the previous year have been reclassified to conform to the 2013 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

In the second quarter of 2013, we identified a $1.1 million error in stock-based compensation expense resulting from the use of the straight-line attribution method for performance awards with graded vesting features granted in prior periods. The $1.1 million pretax adjustment, which resulted in a $0.9 million increase in Direct costs and a $0.2 million increase in Selling, general and administrative expense, with a corresponding $1.1 million increase in Additional paid-in capital, represents the cumulative error related to all prior period financial statements beginning with the first quarter of 2010 through the first quarter of 2013. After consideration of both quantitative and qualitative factors, we concluded that our previously issued annual and quarterly financial statements for the years 2010, 2011, 2012 and the first quarter of 2013 were not materially misstated, and the effect of recognizing this adjustment during the second quarter of 2013 was not material for the period then ended and is not expected to be material for full year 2013 results.

3.	New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance will be effective for the Company beginning in the first quarter of 2014. We do not expect the adoption of ASU 2013-11 to impact our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity, which amends current accounting guidance on foreign currency matters. This guidance requires that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. This guidance will be effective for the Company beginning in the first quarter of 2014. We do not expect the adoption of ASU 2013-05 to have a material impact on our consolidated financial statements.

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

The operating results of AA are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Summarized operating results of discontinued operations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$24	$—	$57	$683
Income (loss) from discontinued operations before income tax expense	$18	$78	$(51)	$836
Net income (loss) from discontinued operations	$10	$47	$(31)	$518

There were no significant assets or liabilities related to discontinued operations in the Consolidated Balance Sheets as of September 30, 2013 or December 31, 2012.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

5.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2013.

	Current Segments
Former Segments	Huron Healthcare	Huron Legal	Huron Education and Life Sciences	Huron Financial	Total
Health and Education Consulting	$ 355,880	$—	$94,601	$ —	$450,481
Legal Consulting	—	52,947	—	—	52,947
Financial Consulting	—	—	—	159,077	159,077

Total new alignment as of December 31, 2012	355,880	52,947	94,601	159,077	662,505
Accumulated impairment	—	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2012	355,880	52,947	94,601	16,094	519,522

Foreign currency translation	—	(8)	—	—	(8)

Goodwill, net as of September 30, 2013	$ 355,880	$52,939	$94,601	$ 16,094	$519,514

First Quarter 2013 Goodwill Reassignment

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

Third Quarter 2012 Goodwill Impairment Charge

In the second quarter of 2012, our Huron Financial segment leadership undertook several initiatives intended to improve the reporting unit’s financial performance. While the reporting unit’s third quarter financial results improved over the second quarter results, the progress of the financial, operational, and business development improvements was not in line with our expectations, causing us to believe that the likely time frame to improve the reporting unit’s performance would be longer than originally anticipated. Therefore, we concluded that the carrying value of the reporting unit likely exceeded its fair value and, in connection with the preparation of our financial statements for the quarter ended September 30, 2012, we performed an interim impairment test.

Our goodwill impairment test was performed using a quantitative two-step process. In the first step, we compared the fair value of the Huron Financial segment with its net book value (or carrying amount), including goodwill. In estimating the fair value of the Huron Financial segment, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the result of the first step, we determined that the fair value of our Huron Financial segment was less than its carrying value as of September 30, 2012 and, as such, we applied the second step of the goodwill impairment test to this reporting unit. The second step compared the implied fair value of the Huron Financial segment’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Based on the result of the second step of the goodwill impairment analysis, we recorded a $13.1 million non-cash pretax charge to reduce the carrying value of goodwill in our Huron Financial segment.

In estimating future cash flows for our Huron Financial segment, we relied on an internally generated six-year forecast and a three percent long-term assumed annual revenue growth rate for periods after the six-year forecast. Our forecast was based on our historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 13% weighted average cost of capital (“WACC”) discount rate.

Intangible assets as of September 30, 2013 and December 31, 2012 consisted of the following:

		September 30, 2013		December 31, 2012
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	1 to 13	$25,006	$13,160	$24,738	$10,268
Non-competition agreements	1 to 6	4,611	3,658	4,684	3,067
Trade names	1 to 8	150	43	150	8
Technology and software	5	4,041	2,357	4,041	1,751
Document reviewer database	3	450	225	450	90

Total		$34,258	$19,443	$34,063	$15,184

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

Intangible assets amortization expense was $1.4 million and $1.9 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Intangible assets amortization expense was $4.3 million and $5.1 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Estimated annual intangible assets amortization expense is $5.8 million for 2013, $4.6 million for 2014, $3.1 million for 2015, $1.9 million for 2016, $1.2 million for 2017 and $0.8 million for 2018. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income from continuing operations	$17,161	$10,416	$44,344	$17,308
Income (loss) from discontinued operations, net of tax	10	47	(31)	518

Net income	$17,171	$10,463	$44,313	$17,826

Weighted average common shares outstanding – basic	22,386	21,950	22,293	21,881
Weighted average common stock equivalents	487	376	419	366

Weighted average common shares outstanding – diluted	22,873	22,326	22,712	22,247

Net earnings per basic share:
Net income from continuing operations	$0.77	$0.47	$1.99	$0.79
Income from discontinued operations, net of tax	—	0.01	—	0.02

Net income	$0.77	$0.48	$1.99	$0.81

Net earnings per diluted share:
Net income from continuing operations	$0.75	$0.47	$1.95	$0.78
Income from discontinued operations, net of tax	—	—	—	0.02

Net income	$0.75	$0.47	$1.95	$0.80

The computation of diluted earnings per share excludes unvested restricted common stock, outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. The weighted average common stock equivalents presented above do not include the effect of approximately 36,600 and 42,200 common stock equivalents for the three months ended September 30, 2013 and 2012, respectively, and approximately 78,900 and 85,300 common stock equivalents for the nine months ended September 30, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.

7.	Borrowings

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement with various financial institutions, as amended by the first and second amendments to the credit agreement dated as of August 31, 2012 and September 25, 2013, respectively (as amended and modified, the “2011 Credit Agreement”). The 2011 Credit Agreement replaced the previous Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein. The second amendment to the credit agreement, which we entered into during the third quarter of 2013, extended the term of the 2011 Credit Agreement from August 31, 2017 to September 25, 2018, and provided for less restrictive covenants, among other things.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The obligations under the 2011 Credit Agreement are secured pursuant to a Security Agreement with Bank of America as Collateral Agent. The Security Agreement grants Bank of America, N.A., for the ratable benefit of the lenders under the 2011 Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors. The Revolver and Term Loan are also secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.

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

As of the date of the second amendment to the credit agreement, the Term Loan had a principal amount outstanding of $181.3 million. This principal balance is subject to scheduled quarterly amortization payments equal to 6.9% of the principal balance in 2013, 13.8% in 2014, 15.8% in 2015, 16.6% in 2016, 16.6% in 2017, and 30.3% in 2018, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is September 25, 2018, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on September 25, 2018. As of September 30, 2013, the Company has made all scheduled quarterly amortization payments as they have come due in accordance with the Term Loan.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio that varies throughout the term and was 3.00 to 1.00 as of September 30, 2013, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At September 30, 2013, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.14 to 1.00, a leverage ratio of 1.18 to 1.00, and net worth greater than $150 million. At December 31, 2012, we were also in compliance with these financial debt covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At September 30, 2013, outstanding letters of credit totaled $4.8 million and are primarily used as security deposits for our office facilities. As of September 30, 2013, the unused borrowing capacity under the 2011 Credit Agreement was $242.7 million. Borrowings outstanding under this credit facility at September 30, 2013 totaled $175.0 million, all of which was under the Term Loan. These borrowings carried a weighted average interest rate of 2.0%, including the effect of the interest rate swaps described below in Note 9 “Derivative Instruments and Hedging Activity.” Borrowings outstanding at December 31, 2012 were $192.5 million and carried a weighted average interest rate of 2.5%. Effective March 31, 2013, we have classified as current liabilities the scheduled quarterly principal payments due under the Term Loan within twelve months of the balance sheet date, as we intend to make these payments with cash from operations rather than from availability under the Revolver.

8.	Restructuring Charges

During the second quarter of 2013, we incurred a $0.6 million pretax restructuring charge related to the consolidation of office space in Washington, D.C. The charge primarily consisted of the accrual of remaining lease payments for an office we vacated during the second quarter of 2013.

During the third quarter of 2012, we incurred a $2.2 million pretax restructuring charge primarily consisting of $0.9 million related to the consolidation of office space in Washington, D.C. and $1.1 million related to our office relocation in New York, which occurred in the fourth quarter of 2012. The Washington, D.C. charge included an accrual of $0.7 million for the remaining lease payments, net of estimated sublease income, for the office space we vacated during the third quarter of 2012 and $0.2 million of accelerated depreciation on leasehold improvements for that space. The New York charge included $0.4 million of accelerated depreciation and $0.7 million for brokerage fees related to the execution of a sublease

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

arrangement. We did not incur a lease charge related to the relocation of our New York City office space as income from our subtenant is expected to more than offset our remaining lease obligations through 2016, net of our deferred lease liability. During the first and second quarters of 2012, we incurred cumulative charges of $1.1 million primarily related to accelerated depreciation on our New York office leasehold improvements, partially offset by the net favorable impact of updated assumptions for lease accruals related to previously vacated office spaces.

As of September 30, 2013, our restructuring charge liability is $0.8 million, and primarily consists of the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in San Francisco and Washington, D.C. The restructuring charge liability is included as a component of Accrued expenses and Deferred compensation and other liabilities.

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

On April 4, 2013, we entered into a one-year forward amortizing interest rate swap agreement effective on March 31, 2014 and ending on August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $60.0 million and amortizes such that, collectively with our other two interest rate swaps, we are effectively fixing the interest rate on 80% of our Term Loan borrowings throughout the term of the swap agreement. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 0.985%.

FASB ASC Topic 815, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of September 30, 2013, it was anticipated that $0.4 million of the net losses, net of tax, currently recorded in OCI will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three and nine months ended September 30, 2013.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of September 30, 2013 and December 31, 2012.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	September 30, 2013	December 31, 2012
Other non-current assets	$582	$—
Accrued expenses	$661	$493
Deferred compensation and other liabilities	$124	$439

All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on the consolidated balance sheets. If we had elected to net derivative instruments subject to master netting agreements as of September 30, 2013, the impact would have reduced our derivative assets and liabilities by $0.2 million. As of December 31, 2012, all of our derivative instruments were recorded as liabilities.

We do not use derivative instruments for trading or other speculative purposes, and we did not have any other derivative instruments or hedging activities as of September 30, 2013. Refer to Note 11 “Other Comprehensive Income (Loss)” for additional information on our derivative instruments.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2013
Assets:
Promissory note	$—	$—	$2,666	$2,666
Interest rate swaps	—	366	—	366

Total assets	$—	$366	$2,666	$3,032

Liabilities:
Interest rate swaps	$—	$569	$—	$569
Deferred acquisition payments	—	—	5,103	5,103

Total liabilities	$—	$569	$5,103	$5,672

December 31, 2012
Asset:
Promissory note	$—	$—	$2,907	$2,907

Liabilities:
Interest rate swaps	$—	$932	$—	$932
Deferred acquisition payments	—	—	10,525	10,525

Total liabilities	$—	$932	$10,525	$11,457

As part of the consideration received for the sale of our AA practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. The note will be paid to the Company in quarterly installments of approximately $0.2 million which began in the second quarter of 2013 with a final payment of approximately $1.1 million on the maturity date in December 2015. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 14%, which accounts for the risks associated with the note. The decrease in the fair value of the note during the first nine months of 2013 reflects the principal payments received, less the accretion of interest income in excess of interest payments received.

The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.

Deferred acquisition payments are included in the total purchase consideration for certain business acquisitions the Company has completed and represent fixed future payments owed to the sellers of those businesses. The fair value of the deferred acquisition payments is based on the payment terms, which range from one to two years, and the net present value of expected cash flows using a discount rate ranging from 4% to 8%. The decrease in the fair value of the deferred acquisition payments during the first nine months of 2013 reflects payments of principal and accrued interest during the first nine months of 2013, less the accretion of interest expense in excess of interest payments made.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

11.	Other Comprehensive Income

The table below sets forth the components of other comprehensive income, net of tax, for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income:
Foreign currency translation adjustment	$1,019	$6	$1,025	$496	$—	$496
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(549)	$218	$(331)	$(382)	$151	$(231)
Reclassification adjustments into earnings	142	(56)	86	144	(57)	87

Net unrealized gain (loss)	$(407)	$162	$(245)	$(238)	$94	$(144)

Other comprehensive income	$612	$168	$780	$258	$94	$352

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income:
Foreign currency translation adjustment	$62	$57	$119	$403	$(45)	$358
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$308	$(122)	$186	$(1,074)	$428	$(646)
Reclassification adjustments into earnings	421	(168)	253	516	(206)	310

Net unrealized gain (loss)	$729	$(290)	$439	$(558)	$222	$(336)

Other comprehensive income	$791	$(233)	$558	$(155)	$177	$22

The before tax amounts reclassified from accumulated other comprehensive loss related to our cash flow hedges are recorded to Interest expense, net of interest income.

Accumulated other comprehensive loss, net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains/(Losses) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(805)	$(554)	$(1,359)
Current period change	119	439	558

Balance, September 30, 2013	$(686)	$(115)	$(801)

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

12.	Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2013 and 2012 were 42.2% and 43.4%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2013 and 2012 were 43.1% and 47.6%, respectively. The effective tax rates for the three and nine months ended September 30, 2013 were higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of certain credits and deductions. The effective tax rates for both periods in 2012 were higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit, partially offset by the release of reserves for uncertain tax positions. The foreign losses with no tax benefit had a larger impact on our effective tax rate in both periods of 2012 compared to 2013 due to the lower pretax income from continuing operations for both the three and nine months ended September 30, 2012.

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

Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)

On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi Court of First Instance. The lawsuit alleges that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants allege they are entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response states that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. We believe the claims made by Tamalluk Business Development and its principal are without merit and intend to vigorously defend ourselves in this matter.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

Other Litigation Gain

During the third quarter of 2013, we reached a settlement agreement to resolve a lawsuit brought by Huron, resulting in a gain of $5.3 million being recorded. We collected $2.6 million of the settlement amount during the fourth quarter of 2013, and we anticipate the remaining amount will be collected during the first quarter of 2014. The settlement receivable is recorded in Prepaid expenses and other current assets.

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

Guarantees and Indemnification

Guarantees in the form of letters of credit totaling $4.8 million and $5.1 million were outstanding at September 30, 2013 and December 31, 2012, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

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

Our All Other segment consists of any lines of business not managed by our other four operating segments. These businesses include our public sector consulting practice and our foreign healthcare and strategic consulting operations based in the Middle East.

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

The table below sets forth information about our operating segments for the three and nine months ended September 30, 2013 and 2012, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Huron Healthcare:
Revenues	$86,957	$74,999	$244,648	$201,171
Operating income	$30,772	$33,868	$91,440	$69,778
Segment operating income as a percentage of segment revenues	35.4%	45.2%	37.4%	34.7%
Huron Legal:
Revenues	$45,263	$46,153	$131,296	$133,443
Operating income	$15,138	$11,479	$28,869	$33,489
Segment operating income as a percentage of segment revenues	33.4%	24.9%	22.0%	25.1%
Huron Education and Life Sciences:
Revenues	$34,806	$33,863	$107,666	$93,373
Operating income	$7,773	$12,406	$28,672	$28,051
Segment operating income as a percentage of segment revenues	22.3%	36.6%	26.6%	30.0%
Huron Financial:
Revenues	$7,223	$6,689	$25,068	$16,821
Operating income	$664	$1,763	$7,995	$1,659
Segment operating income as a percentage of segment revenues	9.2%	26.4%	31.9%	9.9%
All Other:
Revenues	$486	$184	$500	$388
Operating loss	$(285)	$(428)	$(701)	$(1,971)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M	N/M
Total Company:
Revenues	$174,735	$161,888	$509,178	$445,196
Reimbursable expenses	17,542	13,470	51,001	41,820

Total revenues and reimbursable expenses	$192,277	$175,358	$560,179	$487,016

Statements of Earnings reconciliation:
Segment operating income	$54,062	$59,088	$156,275	$131,006
Items not allocated at the segment level:
Other operating expenses and gains	17,975	20,562	58,640	65,436
Depreciation and amortization expense	4,968	4,879	14,624	13,585
Goodwill impairment charge	—	13,083	—	13,083
Other expense, net	1,427	2,176	5,135	5,887

Income from continuing operations before income tax expense	$29,692	$18,388	$77,876	$33,015

N/M – Not Meaningful

Segment Assets:	September 30, 2013	December 31, 2012
Huron Healthcare	$79,678	$60,288
Huron Legal	47,846	51,594
Huron Education and Life Sciences	26,391	31,129
Huron Financial	10,445	1,462
All Other	72	50
Unallocated assets (1)	655,580	643,377

Total assets	$820,012	$787,900

(1)	Goodwill and intangible assets are included in unallocated assets, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

At both September 30, 2013 and December 31, 2012, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. No single client generated greater than 10% of our consolidated revenues during the three and nine months ended September 30, 2013 and 2012.

15.	Subsequent Events

On October 1, 2013, the Company completed its acquisition of the assets of Blue Stone International, LLC (“Blue Stone”), a provider of professional services supporting Oracle enterprise performance management, information management, and business intelligence solutions. Under the terms of the asset purchase agreement, the Company acquired substantially all of the assets and assumed certain liabilities of Blue Stone in exchange for $30 million in cash. The results of operations of Blue Stone will be included within the Huron Education and Life Sciences segment.

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

OVERVIEW

Our Business

Huron Consulting Group is a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress and stimulate growth. Our professionals employ their expertise in administration, management, finance, operations, strategy and technology to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities and law firms. We have worked with more than 90 of the top 100 research universities, more than 400 corporate general counsel, and more than 385 hospitals and academic medical centers.

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

Our All Other segment consists of any line of business not managed by our other four operating segments. These businesses include our public sector consulting practice and our foreign healthcare and strategic consulting operations based in the Middle East.

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 45.3% and 48.1% of our revenues in the three months ended September 30, 2013 and 2012, respectively. Time-and-expense engagements represented 46.3% and 48.1% of our revenues in the nine months ended September 30, 2013 and 2012, respectively.

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

For the three months ended September 30, 2013 and 2012, fixed-fee engagements (including software license revenue) represented approximately 37.8% and 31.8%, respectively, of our revenues. For the nine months ended September 30, 2013 and 2012, fixed-fee engagements represented approximately 38.5% and 35.6%, respectively, of our revenues.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 13.2% and 16.8% of our revenues in the three months ended September 30, 2013 and 2012, respectively. Performance-based fee revenues represented 11.8% and 12.7% of our revenues in the nine months ended September 30, 2013 and 2012, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achievement of the performance-based criteria.

Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.7% and 3.3% of our revenues in the three months ended September 30, 2013 and 2012, respectively. Support and maintenance revenues represented 3.4% and 3.6% of our revenues in the nine months ended September 30, 2013 and 2012, respectively.

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

We are considering an amendment to our 2012 Omnibus Incentive Plan to increase the number of shares available for grant so we may continue to attract and retain key business leaders and align their interests with those of our stockholders to drive future growth. It is likely that if we do so, we would request approval for an amount of shares that could be larger than the amount of shares approved by the shareholders in 2012.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first nine months of 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Huron Healthcare	$86,957	$74,999	$244,648	$201,171
Huron Legal	45,263	46,153	131,296	133,443
Huron Education and Life Sciences	34,806	33,863	107,666	93,373
Huron Financial	7,223	6,689	25,068	16,821
All Other	486	184	500	388

Total revenues	174,735	161,888	509,178	445,196
Total reimbursable expenses	17,542	13,470	51,001	41,820

Total revenues and reimbursable expenses	$192,277	$175,358	$560,179	$487,016

Operating income (loss):
Huron Healthcare	$30,772	$33,868	$91,440	$69,778
Huron Legal	15,138	11,479	28,869	33,489
Huron Education and Life Sciences	7,773	12,406	28,672	28,051
Huron Financial	664	1,763	7,995	1,659
All Other	(285)	(428)	(701)	(1,971)

Total segment operating income	54,062	59,088	156,275	131,006
Operating expenses and gains not allocated to segments	22,943	38,524	73,264	92,104

Total operating income	$31,119	$20,564	$83,011	$38,902

Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Huron Healthcare (5)	942	835	942	835
Huron Legal	143	134	143	134
Huron Education and Life Sciences	425	406	425	406
Huron Financial	62	65	62	65

Total (5)	1,572	1,440	1,572	1,440
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare (5)	926	824	891	807
Huron Legal	146	128	146	122
Huron Education and Life Sciences	425	386	431	352
Huron Financial	62	67	62	68

Total (5)	1,559	1,405	1,530	1,349
Full-time billable consultant utilization rate (2):
Huron Healthcare (5)	80.2%	76.1%	83.5%	79.2%
Huron Legal	62.3%	66.9%	58.1%	68.8%
Huron Education and Life Sciences	64.4%	73.9%	66.7%	72.7%
Huron Financial	73.6%	56.9%	80.5%	55.2%
Total (5)	73.9%	73.8%	76.2%	75.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other Operating Data (continued):

Full-time billable consultant average billing rate per hour (3):
Huron Healthcare (5)	$230	$243	$211	$210
Huron Legal	$271	$265	$239	$246
Huron Education and Life Sciences	$215	$214	$215	$212
Huron Financial	$331	$368	$337	$306
Total (5)	$234	$241	$219	$217
Revenue per full-time billable consultant (in thousands):
Huron Healthcare (5)	$87	$85	$254	$229
Huron Legal	$77	$81	$190	$238
Huron Education and Life Sciences	$64	$74	$204	$224
Huron Financial	$112	$96	$388	$238
Total (5)	$81	$82	$239	$229
Average number of full-time equivalents (for the period) (4):
Huron Healthcare (5)	53	55	54	59
Huron Legal	963	1,082	1,011	981
Huron Education and Life Sciences	47	33	44	30
Huron Financial	3	3	3	1

Total (5)	1,066	1,173	1,112	1,071
Revenue per full-time equivalent (in thousands):
Huron Healthcare (5)	$123	$96	$342	$285
Huron Legal	$35	$33	$102	$106
Huron Education and Life Sciences	$159	$164	$442	$484
Huron Financial	$106	$77	$429	$648
Total (5)	$45	$40	$128	$127

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

Non-GAAP Measures

We also assess our results of operations using certain non-GAAP financial measures. These non-GAAP financial measures differ from GAAP because the non-GAAP financial measures we calculate to measure Adjusted EBITDA, Adjusted net income from continuing operations, and Adjusted diluted earnings per share exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.

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

The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$174,735	$161,888	$509,178	$445,196

Net income from continuing operations	$17,161	$10,416	$44,344	$17,308
Add back:
Income tax expense	12,531	7,972	33,532	15,707
Interest and other expenses	1,427	2,176	5,135	5,887
Depreciation and amortization	5,643	5,666	16,631	16,656

Earnings before interest, taxes, depreciation and amortization (EBITDA)	36,762	26,230	99,642	55,558
Add back:
Restructuring charges	—	2,194	596	3,253
Restatement related expenses	—	68	—	1,785
Litigation settlement (gain) loss	(5,300)	—	(6,450)	1,150
Goodwill impairment charge	—	13,083	—	13,083

Adjusted EBITDA	$31,462	$41,575	$93,788	$74,829

Adjusted EBITDA as a percentage of revenues	18.0%	25.7%	18.4%	16.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income from continuing operations	$17,161	$10,416	$44,344	$17,308

Weighted average shares – diluted	22,873	22,326	22,712	22,247
Diluted earnings per share from continuing operations	$0.75	$0.47	$1.95	$0.78

Add back:
Amortization of intangible assets	1,440	1,923	4,347	5,149
Restructuring charges	—	2,194	596	3,253
Restatement related expenses	—	68	—	1,785
Litigation settlement (gain) loss	(5,300)	—	(6,450)	1,150
Goodwill impairment charge	—	13,083	—	13,083
Tax effect	1,544	(6,840)	603	(9,701)

Total adjustments, net of tax	(2,316)	10,428	(904)	14,719

Adjusted net income from continuing operations	$14,845	$20,844	$43,440	$32,027

Adjusted diluted earnings per share from continuing operations	$0.65	$0.93	$1.91	$1.44

These non-GAAP financial measures include adjustments for the following items:

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

Litigation settlement (gain) loss:  We have excluded the effect of the litigation settlements to permit comparability with periods that were not impacted by these items.

Amortization of intangible assets:    We have excluded the effect of amortization of intangible assets from the calculation of Adjusted net income from continuing operations presented above. Amortization of intangibles is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.

Goodwill impairment charges:    We have excluded the effects of goodwill impairment charges to permit comparability with periods that were not impacted by such charges.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

Revenues increased $12.8 million, or 7.9%, to $174.7 million for the third quarter of 2013 from $161.9 million for the third quarter of 2012.

Of the overall $12.8 million increase in revenues, $11.0 million was attributable to our full-time billable consultants, while $1.8 million was attributable to our full-time equivalents. The increase in full-time billable consultant revenues was driven by an increase in the average number of billable consultants, partially offset by a decrease in the average billing rate. The increase primarily reflected strengthened demand for our services in the Huron Healthcare segment. The increase in full-time equivalent revenue was primarily attributable to an increase in the revenues per full-time equivalent, partially offset by a decrease in the average number of full-time equivalents. Revenue attributable to full-time equivalents primarily reflected increased use of contractors in the Huron Education and Life Sciences and Huron Healthcare segments, partially offset by decreased demand for our document review services in the Huron Legal segment.

Total Direct Costs

Our total direct costs increased $16.7 million, or 18.5%, to $106.8 million in the three months ended September 30, 2013, from $90.1 million in the three months ended September 30, 2012. The increase was primarily related to a $19.9 million increase in salaries, bonuses, and related expenses for our revenue-generating professionals, partially offset by a $2.4 million decrease in contractor expense and a $0.6 million decrease in technology expense. As a percentage of revenues, our total direct costs increased to 61.1% during the third quarter of 2013 compared to 55.6% during the third quarter of 2012. This primarily reflected an increase in salaries, bonuses, and related expenses for our revenue-generating professionals as a percentage of revenues during the third quarter of 2013, partially offset by the decrease in contractor expense and technology expense.

Total direct costs for the three months ended September 30, 2013 included $2.8 million of share-based compensation expense and $0.7 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations. Total direct costs for the three months ended September 30, 2012 included $1.8 million of share-based compensation expense and $0.8 million of intangible asset amortization expense. The increase in share-based compensation expense was primarily attributable to an increase in the number of awards expected to be earned based on 2013 performance compared to those that were expected to be earned, as of September 30, 2012, based on 2012 performance.

Operating Expenses and Other Operating Gains

Selling, general and administrative expenses increased $6.1 million, or 19.6%, to $37.2 million in the third quarter of 2013 from $31.1 million in the third quarter of 2012. This increase was primarily related to a $4.1 million increase in salaries, bonuses, and related expenses for our support personnel, a $1.4 million increase in practice administration and meetings expense, a $0.6 million increase in accounting, tax, and audit fees, and a $0.3 million increase in promotion and sponsorship expenses. These increases were partially offset by a $0.8 million decrease in facilities and other office related expenses. As a percentage of revenues, selling, general and administrative expenses increased to 21.3% during the third quarter of 2013 compared to 19.2% during the third quarter of 2012. This increase primarily reflected, as a percentage of revenue, an increase in salaries, bonuses, and related expenses for our support personnel, practice administration and meetings expenses, and accounting, tax, and audit fees, partially offset by the decrease in facilities and other office related expenses.

We did not incur a restructuring expense during the third quarter of 2013. During the third quarter of 2012, we incurred $2.2 million in restructuring expense primarily related to the consolidation of office space in the Washington, D.C. area as a result of the AdamsGrayson acquisition, accelerated depreciation on leasehold improvements at our New York office location, which we relocated during the fourth quarter of 2012, and brokerage fees related to the execution of a sublease agreement for the New York office space.

Litigation settlement gain was $5.3 million for the third quarter of 2013. During the third quarter of 2013, we reached a settlement agreement to resolve a lawsuit brought by Huron, resulting in a gain of $5.3 million being recorded. We collected $2.6 million of the settlement amount during the fourth quarter of 2013, and we anticipate the remaining amount will be collected during the first quarter of 2014. The settlement receivable is recorded in Prepaid expenses and other current assets.

Depreciation and amortization expense increased by $0.1 million to $5.0 million in the three months ended September 30, 2013, from $4.9 million in the three months ended September 30, 2012. Non-direct intangible asset amortization relates to non-competition agreements, certain customer relationships, and trade names acquired in connection with our acquisitions.

During the third quarter of 2012, we recorded a $13.1 million goodwill impairment charge related to our Huron Financial segment. See Note 5 “Goodwill and Intangible Assets” of this Quarterly Report on Form 10-Q for further discussion of the goodwill impairment charge.

Operating Income

Operating income increased $10.5 million, or 51.3%, to $31.1 million in the third quarter of 2013 from $20.6 million in the third quarter of 2012. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 17.8% in the three months ended September 30, 2013, compared to 12.7% in the three months ended September 30, 2012. The increase in operating margin was primarily attributable to the decrease in the goodwill impairment charge and the recognition of the litigation settlement gain during the third quarter of 2013, as well as decreases in contractor expense, restructuring expense, and facilities and other office related expenses. These increases in the operating margin were partially offset by the increases in salaries, bonuses, and related expenses for both our revenue-generating professionals and our support personnel as a percentage of revenue during the period.

Other Expense, Net

Other expense, net decreased by $0.8 million to $1.4 million in the third quarter of 2013 from $2.2 million in the third quarter of 2012. The decrease was primarily attributable to a $0.8 million, or 33.8%, decrease in interest expense in the third quarter of 2013, which was the result of a decrease in our borrowing levels combined with lower interest rates.

Income Tax Expense

For the third quarter of 2013, we recognized income tax expense from continuing operations of $12.5 million on income from continuing operations of $29.7 million. For the third quarter of 2012, we recognized income tax expense from continuing operations of $8.0 million on income from continuing operations of $18.4 million. Our effective tax rate for the third quarter of 2013 was 42.2% compared with 43.4% in 2012. The effective tax rate for both periods was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by certain credits and deductions.

Net Income from Continuing Operations

Net income from continuing operations was $17.2 million for the three months ended September 30, 2013, compared to net income from continuing operations of $10.4 million for the same period last year. The increase in net income from continuing operations was primarily due to the increase in operating income, as discussed above, partially offset by the corresponding increase in income tax expense. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the third quarter of 2013 was $0.75 compared to diluted earnings per share from continuing operations of $0.47 for the third quarter of 2012.

EBITDA and Adjusted EBITDA

EBITDA increased $10.6 million to $36.8 million for the three months ended September 30, 2013, from $26.2 million for the three months ended September 30, 2012. Adjusted EBITDA decreased $10.1 million to $31.5 million in the third quarter of 2013 from $41.6 million in the third quarter of 2012. The increase in EBITDA was primarily due to the decrease in goodwill impairment charge and the recognition of the litigation settlement gain, partially offset by the decrease in segment operating income, as discussed below in Segment Results. Adjusted EBITDA was lower in the third quarter of 2013 due to the decrease in segment operating income.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations was $14.8 million in the third quarter of 2013 compared to $20.8 million in the third quarter of 2012. The decrease was primarily attributable to the decrease in segment operating income.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $12.0 million, or 15.9%, to $87.0 million for the third quarter of 2013 from $75.0 million for the third quarter of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 1.6%, 67.1%, 25.9%, and 5.4%, respectively, of this segment’s revenues during the three months ended September 30, 2013, compared to 1.4%, 57.4%, 35.9%, and 5.3%, respectively, for the comparable period in 2012.

Of the overall $12.0 million increase in revenues, $10.8 million was attributable to our full-time billable consultants and $1.2 million was attributable to our full-time equivalents. The increase in demand for our services reflected the increased pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected increases in the average number of full-time billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate. Performance-based fee revenues were $22.5 million during the third quarter of 2013 compared to $26.9 million during the third quarter of 2012. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achievement of the performance-based criteria.

Operating Income

Huron Healthcare segment operating income decreased $3.1 million, or 9.1%, to $30.8 million in the three months ended September 30, 2013, from $33.9 million in the three months ended September 30, 2012. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 35.4% for the third quarter of 2013 from 45.2% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in bonus expense for our revenue-generating professionals as a percentage of revenues, partially offset by decreases in severance expense and contractor expense.

Huron Legal

Revenues

Huron Legal segment revenues decreased $0.9 million, or 1.9%, to $45.3 million for the third quarter of 2013 from $46.2 million for the third quarter of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, and support and maintenance arrangements represented 95.9%, 3.4%, and 0.7%, respectively, of this segment’s revenues during the three months ended September 30, 2013, compared to 95.9%, 3.8%, and 0.3%, respectively, of this segment’s revenues for the comparable period in 2012.

Of the overall $0.9 million decrease in revenues, $1.8 million was attributable to a decrease in revenue generated by our full-time equivalents, partially offset by a $0.9 million increase in revenue generated by our full-time billable consultants. The decrease in revenue attributable to our full-time equivalents was the result of a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent. The increase in full-time billable consultant revenue reflected an increase in the average number of full-time billable consultants and average billing rate, partially offset by a decrease in the consultant utilization rate.

Operating Income

Huron Legal segment operating income increased by $3.6 million, or 31.9%, to $15.1 million in the three months ended September 30, 2013, from $11.5 million in the three months ended September 30, 2012. Segment operating margin increased to 33.4% for the third quarter of 2013 from 24.9% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in contractor expense as a percentage of revenues. Decreases in restructuring expense, technology expense, and rent expense as percentages of revenues also contributed to the increase in operating margin, partially offset by increases in salaries and related expenses for both our revenue-generating professionals and support personnel.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased $0.9 million, or 2.8%, to $34.8 million for the third quarter of 2013 from $33.9 million for the third quarter of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 84.3%, 11.6%, and 4.1%, respectively, of this segment’s revenues during the three months ended September 30, 2013, compared to 82.1%, 14.2%, and 3.7%, respectively, for the comparable period in 2012.

Of the overall $0.9 million increase in revenues, $2.0 million was attributable to an increase in revenue generated by our full-time equivalents, partially offset by a $1.1 million decrease in revenue generated by our full-time billable consultants. The overall increase in demand for our services in the Huron Education and Life Sciences segment reflected the increased competitive pressures faced by our clients as the result of increased regulation, rising costs, and declining funding. The decrease in revenue from our full-time billable consultants reflected a decrease in the consultant utilization rate, partially offset by an increase in the average number of full-time billable consultants. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent.

Operating Income

Huron Education and Life Sciences segment operating income decreased $4.6 million, or 37.3%, to $7.8 million in the three months ended September 30, 2013, from $12.4 million in the three months ended September 30, 2012. The Huron Education and Life Sciences segment operating margin decreased to 22.3% for the third quarter of 2013 from 36.6% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for both our revenue-generating professionals and support personnel and contractor expense as percentages of revenues. Increases in practice administration and meetings expense, severance expense, and promotion and sponsorship expense as percentages of revenue also contributed to the decrease in operating margin, partially offset by a decrease in bonus expense for our revenue-generating professionals.

Huron Financial

Revenues

Huron Financial segment revenues increased $0.5 million, or 8.0%, to $7.2 million for the third quarter of 2013 from $6.7 million for the third quarter of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 71.4%, 22.0%, and 6.6%, respectively, of this segment’s revenues during the third quarter of 2013 compared to 70.1%, 26.2%, and 3.7%, respectively, for the comparable period in 2012.

The overall $0.5 million increase in revenues was attributable to our full-time billable consultants and reflected a higher consultant utilization rate, partially offset by decreases in the average billing rate and average number of full-time billable consultants. The overall increase in revenues is attributable to an increase in demand for our restructuring and turnaround and operational improvement consulting services.

Operating Income

Huron Financial segment operating income decreased by $1.1 million, or 62.3%, to $0.7 million in the three months ended September 30, 2013, compared to $1.8 million in the three months ended September 30, 2012. Segment operating margin decreased to 9.2% for the third quarter of 2013 from 26.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in bonus expense for our revenue-generating professionals as a percentage of revenues, partially offset by a decrease in salaries and related expenses for our revenue-generating professionals as a percentage of revenues.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Revenues increased $64.0 million, or 14.4%, to $509.2 million for the first nine months of 2013 from $445.2 million for the first nine months of 2012.

Of the $64.0 million increase in revenues, $57.6 million was attributable to our full-time billable consultants and $6.4 million was attributable to our full-time equivalents. The increase in full-time billable consultant revenues was driven by increases in the average number of billable consultants, our average billing rate, and our consultant utilization rate. The increase primarily reflected strengthened demand for our services in the Huron Healthcare, Huron Education and Life Sciences and Huron Financial segments, partially offset by a decrease in demand for our advisory services in the Huron Legal segment. The increase in full-time equivalent revenue was attributable to increases in the average number of full-time equivalents and revenue per full-time equivalent. Revenue attributable to full-time equivalents reflected increased use of contractors in the Huron Education and Life Sciences, Huron Healthcare and Huron Financial segments, partially offset by decreased demand for our document review services in the Huron Legal segment.

Total Direct Costs

Our total direct costs increased $36.1 million, or 12.8%, to $317.1 million in the nine months ended September 30, 2013, from $281.0 million in the nine months ended September 30, 2012. The increase was primarily related to a $45.3 million increase in salaries, bonuses, and related expenses for our revenue-generating professionals, partially offset by a $7.0 million decrease in contractor expense, a $1.2 million decrease in technology expense, and a $1.2 million decrease in intangible asset amortization expense. As a percentage of revenues, our total direct costs decreased to 62.3% during the first nine months of 2013 compared to 63.1% during the first nine months of 2012. This primarily reflected the decrease in contractor expense, technology expense, and intangible asset amortization expense, partially offset by the increase in bonus expense for our revenue-generating professionals as a percentage of revenues during the first nine months of 2013.

Total direct costs for the nine months ended September 30, 2013 included $9.7 million of share-based compensation expense compared to $8.2 million of share-based compensation during the same period last year. The increase in share-based compensation expense was primarily driven by an increase in the number of awards expected to be earned based on 2013 performance compared to those that were expected to be earned, as of September 30, 2012, based on 2012 performance. As discussed in Note 2 “Basis of Presentation” under “Part I — Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q, in the second quarter of 2013, we identified a $1.1 million error in stock-based compensation expense resulting from the use of the straight-line attribution method for performance awards with graded vesting features granted in prior periods. The $1.1 million pretax adjustment, which represents the cumulative error related to all prior period financial statements beginning with the first quarter of 2010 through the first quarter of 2013, resulted in a $0.9 million increase in Direct costs and a $0.2 million increase in Selling, general and administrative expense. After consideration of both quantitative and qualitative factors, we concluded that our previously issued annual and quarterly financial statements for the years 2010, 2011, 2012 and the first quarter of 2013 were not materially misstated, and the effect of recognizing this adjustment during the second quarter of 2013 was not material for the period then ended and is not expected to be material for the full year 2013 results.

Total direct costs for the first nine months of 2013 also included $2.0 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations, compared to $3.1 million of intangible asset amortization expense for the first nine months of 2012. The decrease in intangible asset amortization expense was primarily attributable to certain intangible assets that became fully amortized during the third quarter of 2012, partially offset by the amortization of intangible assets acquired during the second half of 2012.

Operating Expenses and Other Operating Gains

Selling, general and administrative expenses increased $7.9 million, or 8.5%, to $100.3 million in the first nine months of 2013 from $92.4 million in the first nine months of 2012. This increase was primarily related to an $8.1 million increase in salaries, bonuses, and related expenses for our support personnel, a $1.2 million increase in practice administration and meetings expenses, a $0.8 million increase in accounting, tax, and audit fees, and a $0.6 million increase in computer equipment and software license expenses. These increases were partially offset by a $1.8 million decrease in facilities and other office related expenses, a $1.0 million decrease in legal expenses, and a $0.7 million decrease in training costs. As a percentage of revenues, selling, general and administrative expenses decreased to 19.7% during the first nine months of 2013 compared to 20.8% during the first nine months of 2012. This decrease primarily reflected the decreases in facilities and other office related expenses, legal expenses, and training costs, as well as our revenue growth that outpaced the growth in promotion and sponsorship expenses during the first nine months of 2013, partially offset by an increase in bonus expense for our support personnel as a percentage of revenues.

In the first nine months of 2013, we recorded a $0.6 million restructuring expense related to the consolidation of office space in the Washington, D.C. area. This office space was acquired in the AdamsGrayson acquisition that occurred in the second half of 2012. During the first nine months of 2012, we recorded $3.3 million in restructuring expense, primarily consisting of accelerated depreciation on leasehold improvements at our New York office location, which we relocated during the fourth quarter of 2012, brokerage fees related to the execution of a sublease arrangement for this space, and charges related to the consolidation of additional office space in the Washington, D.C. area, also as a result of the AdamsGrayson acquisition. These charges during the first nine months of 2012 were partially offset by the net favorable impact of updated assumptions for lease accruals related to previously vacated office spaces. See Note 8 “Restructuring Charges” in this Quarterly Report on Form 10-Q, for further discussion of our restructuring expense.

We did not incur restatement related expenses during the first nine months of 2013. During the first nine months of 2012, we incurred $1.8 million of restatement related expenses, primarily consisting of legal fees.

We recorded litigation settlement gains of $6.5 million for the nine months ended September 30, 2013, compared to litigation settlement loss of $1.2 million during the same period last year. During the third quarter of 2013, we reached a settlement agreement to resolve a lawsuit brought by Huron, resulting in a gain of $5.3 million being recorded. We collected $2.6 million of the settlement amount during the fourth quarter of 2013, and we anticipate the remaining amount will be collected during the first quarter of 2014. During the second quarter of 2012, we conducted preliminary settlement discussions with the relator in the qui tam action discussed in “Legal Proceedings” and in Note 13 “Commitments, Contingencies and Guarantees,” and as a result, we recorded a charge of $1.2 million, in accordance with FASB ASC Topic 450, “Contingencies.” On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, during the first quarter of 2013, we reversed the charge of $1.2 million taken during 2012.

Depreciation and amortization expense increased by $1.0 million to $14.6 million in the nine months ended September 30, 2013, from $13.6 million in the nine months ended September 30, 2012. The increase was primarily related to the depreciation of servers and network equipment placed into service in the fourth quarter of 2012 and first half of 2013 and amortization of intangible assets acquired during the second half of 2012, partially offset by certain intangible assets that became fully amortized during the second half of 2012. Non-direct intangible asset amortization relates to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

During the third quarter of 2012, we recorded a $13.1 million goodwill impairment charge related to our Huron Financial segment. See Note 5 “Goodwill and Intangible Assets” of this Quarterly Report on Form 10-Q for further discussion of the goodwill impairment charge.

Operating Income

Operating income increased $44.1 million, or 113.4%, to $83.0 million in the first nine months of 2013 from $38.9 million in the first nine months of 2012. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 16.3% in the nine months ended September 30, 2013, compared to 8.7% in the nine months ended September 30, 2012. This increase was primarily attributable to the decreases in contractor expense, facilities and other office related expenses, restructuring expense, restatement related expenses, technology expense, and intangible asset amortization expense, partially offset by an increase in bonus expense for both our revenue-generating professionals and our support personnel as a percentage of revenue during the first nine months of 2013. The operating margin for the first nine months of 2013 was also favorably impacted by the litigation settlement gains in the period, while the operating margin in the first nine months of 2012 was negatively impacted by the goodwill impairment charge and litigation settlement loss in that period.

Other Expense, Net

Other expense, net decreased $0.8 million, or 12.8%, to $5.1 million in the first nine months of 2013 from $5.9 million in the first nine months of 2012. The decrease was primarily attributable to a $1.1 million, or 17.6%, decrease in interest expense in the first nine months of 2013, which was the result of a decrease in our borrowing levels combined with lower interest rates during the period.

Income Tax Expense

For the first nine months of 2013, we recognized income tax expense from continuing operations of $33.5 million on income from continuing operations of $77.9 million. For the first nine months of 2012, we recognized income tax expense from continuing operations of $15.7 million on income from continuing operations of $33.0 million. Our effective tax rate for the first nine months of 2013 was 43.1% compared with 47.6% in 2012. The effective tax rate during the first nine months of 2013 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of certain credits and deductions. The effective tax rate in the first nine months of 2012 was higher than the statutory rate, inclusive of state income taxes, primarily due to the impact of foreign losses with no tax benefit, partially offset by the release of reserves for uncertain tax positions. The foreign losses with no tax benefit and the non-deductible expenses had a larger impact on our effective tax rate in the first nine months of 2012 compared to 2013 due to the lower pretax income from continuing operations in the first nine months of 2012.

Net Income from Continuing Operations

Net income from continuing operations was $44.3 million for the nine months ended September 30, 2013, compared to net income from continuing operations of $17.3 million for the same period last year. The increase in net income from continuing operations was primarily due to the increase in operating income, as discussed above, partially offset by the corresponding increase in income tax expense. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first nine months of 2013 was $1.95 compared to diluted earnings per share from continuing operations of $0.78 for the first nine months of 2012.

EBITDA and Adjusted EBITDA

EBITDA increased $44.0 million to $99.6 million for the nine months ended September 30, 2013, from $55.6 million for the nine months ended September 30, 2012. Adjusted EBITDA increased $19.0 million to $93.8 million in the first nine months of 2013 from $74.8 million in the same period last year. The increase in EBITDA was primarily driven by the increases in segment operating income of our Huron Healthcare, Huron Financial and Huron Education and Life Sciences segments, partially offset by the decrease in segment operating income of our Huron Legal segment, as discussed below in Segment Results. The increase in EBITDA was also due to the decrease in goodwill impairment charge and increase in litigation settlement gains. The increase in Adjusted EBITDA was primarily due to the increase in segment operating income.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations was $43.4 million in the first nine months of 2013 compared to $32.0 million in the first nine months of 2012. The increase was primarily attributable to the increase in segment operating income.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $43.4 million, or 21.6%, to $244.6 million for the first nine months of 2013 from $201.2 million for the first nine months of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 1.6%, 69.2%, 24.1%, and 5.1%, respectively, of this segment’s revenues during the nine months ended September 30, 2013, compared to 1.2%, 64.8%, 28.0%, and 6.0%, respectively, for the comparable period in 2012.

Of the overall $43.4 million increase in revenues, $41.7 million was attributable to our full-time billable consultants and $1.7 million was attributable to our full-time equivalents. The increase in demand for our services reflected the increased pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected increases in the average number of full-time billable consultants, consultant utilization rate, and average billing rate. Performance-based fee revenues were $59.0 million during the first nine months of 2013 compared to $56.3 million during the first nine months of 2012. Performance-based fee engagements may cause significant variations in quarterly revenues, operating results and average billing rates due to the timing of achievement of the performance-based criteria. With regard to our full-time equivalents, this segment experienced an increase in revenue per full-time equivalent, partially offset by a decrease in the average number of full-time equivalents during the first nine months of 2013 compared to the same period of 2012.

Operating Income

Huron Healthcare segment operating income increased $21.6 million, or 31.0%, to $91.4 million in the nine months ended September 30, 2013, from $69.8 million in the nine months ended September 30, 2012. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 37.4% for the first nine months of 2013 from 34.7% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue generating professionals, as well as decreases in technology expense, legal expense, intangible asset amortization expense, contractor expense, and severance expense, partially offset by an increase in bonus expense for our revenue-generating professionals as a percentage of revenues.

Huron Legal

Revenues

Huron Legal segment revenues decreased $2.1 million, or 1.6%, to $131.3 million for the first nine months of 2013 from $133.4 million for the first nine months of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 95.3%, 4.2%, and 0.5%, respectively, of this segment’s revenues during the nine months ended September 30, 2013, compared to 95.8%, 4.1%, and 0.1%, respectively, for the comparable period in 2012.

Of the overall $2.1 million decrease in revenues, $1.2 million was attributable to our full-time billable consultants and $0.9 million was attributable to our full-time equivalents. The decrease in full-time billable consultant revenue reflected lower consultant utilization and average billing rates, slightly offset by an increase in the average number of full-time billable consultants. The decrease in revenue attributable to our full-time equivalents was driven by a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents.

Operating Income

Huron Legal segment operating income decreased by $4.6 million, or 13.8%, to $28.9 million in the nine months ended September 30, 2013, from $33.5 million in the nine months ended September 30, 2012. Segment operating margin decreased to 22.0% for the first nine months of 2013 from 25.1% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for both our revenue-generating professionals and support personnel, as well as increases in technology expense and promotion and sponsorship expenses, largely offset by decreases in contractor expense, bonus expense for our revenue-generating professionals, and restructuring expense as percentages of revenues.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased $14.3 million, or 15.3%, to $107.7 million for the first nine months of 2013 from $93.4 million for the first nine months of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 81.1%, 15.0%, and 3.9%, respectively, of this segment’s revenues during the nine months ended September 30, 2013, compared to 76.5%, 19.5%, and 4.0%, respectively, for the comparable period in 2012.

Of the overall $14.3 million increase in revenues, $9.3 million was attributable to our full-time billable consultants and $5.0 million was related to our full-time equivalents. The overall increase in demand for our services in the Huron Education and Life Sciences segment reflected the increased competitive pressures faced by our clients as the result of increased regulation, rising costs, and declining funding. The increase in revenues from our full-time billable consultants reflected increases in the average number of full-time billable consultants and the average billing rate, partially offset by a decrease in the consultant utilization rate. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent.

Operating Income

Huron Education and Life Sciences segment operating income increased $0.6 million, or 2.2%, to $28.7 million in the nine months ended September 30, 2013, from $28.1 million in the nine months ended September 30, 2012. The Huron Education and Life Sciences segment operating margin decreased to 26.6% for the first nine months of 2013 from 30.0% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in contractor expense, salaries and related expenses for our revenue-generating professionals, and practice administration and meetings expense, all as percentages of revenues, partially offset by decreases in bonus expense for our revenue-generating professionals and intangible asset amortization expense.

Huron Financial

Revenues

Huron Financial segment revenues increased $8.3 million, or 49.0%, to $25.1 million for the first nine months of 2013 from $16.8 million for the first nine months of 2012. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 77.1%, 19.0%, and 3.9%, respectively, of this segment’s revenues during the first nine months of 2013 compared to 73.9%, 24.6%, and 1.5%, respectively, for the comparable period in 2012.

Of the overall $8.3 million increase in revenues, $7.8 million was attributable to our full-time billable consultants and $0.5 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the consultant utilization rate and average billing rate, partially offset by a decrease in the average number of full-time billable consultants. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent. Performance-based fee revenues were $1.0 million during the first nine months of 2013 compared to $0.3 million during the first nine months of 2012. The overall increase in revenues is attributable to an increase in demand for our restructuring and turnaround and operational improvement consulting services. The increased demand within this segment is partially a result of the initiatives we undertook during 2012, including broadening our service offerings and increasing marketing efforts, which were intended to increase demand for our services and improve the segment’s financial performance.

Operating Income

Huron Financial segment operating income increased by $6.3 million to $8.0 million in the nine months ended September 30, 2013, compared to $1.7 million in the nine months ended September 30, 2012. Segment operating margin increased to 31.9% for the first nine months of 2013 from 9.9% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in salaries and related expenses for both our revenue-generating professionals and support personnel and a decrease in promotion and sponsorship expense, partially offset by an increase in bonus expense for both our revenue-generating professionals and support personnel as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $5.6 million, from $25.2 million at December 31, 2012 to $30.8 million at September 30, 2013. Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2013	2012
Net cash provided by operating activities	$45,291	$42,850
Net cash used in investing activities	$(16,291)	$(68,745)
Net cash (used in) provided by financing activities	$(23,358)	$23,991

Net cash provided by operating activities totaled $45.3 million for the nine months ended September 30, 2013, and $42.9 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and benefits to employees affect these account balances. The increase in cash provided by operations was primarily attributable to higher net income, lower bonus payments, and increased collections of receivables from clients during the first nine months of 2013 when compared with the first nine months of 2012, partially offset by an increase in unbilled services from clients and increased tax payments during the first nine months of 2013 when compared with the first nine months of 2012. The increase in unbilled services from clients was primarily driven by several large projects where the revenue recognized as of September 30, 2013 has outpaced the pre-established billing schedule. We expect to bill our remaining unbilled services on these projects in accordance with the billing schedule over the next two quarters.

Net cash used in investing activities was $16.3 million and $68.7 million for the nine months ended September 30, 2013 and 2012, respectively. The use of cash in the first nine months of 2013 primarily consisted of purchases of property and equipment of $14.4 million compared to $14.3 million for the same period last year. The use of cash in the first nine months of 2012 consisted of payments for businesses acquired in prior periods totaling $32.2 million. These payments for acquired businesses were primarily comprised of additional purchase consideration earned by the selling shareholders of businesses that we acquired based on the achievement of financial performance targets as specified in the related purchase agreements. During the first nine months of 2012, we also made payments of $21.6 million to the selling shareholders of newly acquired businesses. We estimate that the cash utilized for capital expenditures in 2013 will be approximately $20.0 million, primarily consisting of information technology related equipment and leasehold improvements to support continued growth of our document review and processing services, as well as information technology related equipment to support our corporate infrastructure.

Net cash used in financing activities was $23.4 million for the nine months ended September 30, 2013, compared to net cash provided by financing activities of $24.0 million for the same period last year. The increase in net cash used in financing activities for the first nine months of 2013 was primarily due to higher repayments, net of borrowings, under our credit facility during the period. Our financing activities during the first nine months of 2013 included $5.4 million of deferred acquisition payments related to prior year acquisitions. The use of cash in the first nine months of 2013 also included $1.2 million for payments for debt issue costs compared to $2.5 million for the same period last year.

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement with various financial institutions, as amended by the first and second amendments to the credit agreement dated as of August 31, 2012 and September 25, 2013, respectively (as amended and modified, the “2011 Credit Agreement”). The 2011 Credit Agreement replaced the previous Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein. The second amendment to the credit agreement, which we entered into during the third quarter of 2013, extended the term of the 2011 Credit Agreement from August 31, 2017 to September 25, 2018, and provided for less restrictive covenants, among other things.

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

The obligations under the 2011 Credit Agreement are secured pursuant to a Security Agreement with Bank of America as Collateral Agent. The Security Agreement grants Bank of America, N.A., for the ratable benefit of the lenders under the 2011 Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors. The Revolver and Term Loan are also secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.

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

As of the date of the second amendment to the credit agreement, the Term Loan had a principal amount outstanding of $181.3 million. This principal balance is subject to scheduled quarterly amortization payments equal to 6.9% of the principal balance in 2013, 13.8% in 2014, 15.8% in 2015, 16.6% in 2016, 16.6% in 2017, and 30.3% in 2018, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is September 25, 2018, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on September 25, 2018. As of September 30, 2013, the Company has made all scheduled quarterly amortization payments as they have come due in accordance with the Term Loan.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio that varies throughout the term and was 3.00 to 1.00 as of September 30, 2013, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At September 30, 2013, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.14 to 1.00, a leverage ratio of 1.18 to 1.00, and net worth greater than $150 million. At December 31, 2012, we were also in compliance with these financial covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At September 30, 2013, outstanding letters of credit totaled $4.8 million and are primarily used as security deposits for our office facilities. As of September 30, 2013, the unused borrowing capacity under the 2011 Credit Agreement was $242.7 million. Borrowings outstanding under this credit facility at September 30, 2013 totaled $175.0 million, all of which was under the Term Loan. These borrowings carried a weighted average interest rate of 2.0%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity.” During the first nine months of 2013, the average daily outstanding balance under our credit facility was $191.0 million. Borrowings outstanding at December 31, 2012 were $192.5 million and carried a weighted average interest rate of 2.5%. Effective March 31, 2013, we have classified as current liabilities the scheduled quarterly principal payments due under the Term Loan within twelve months of the balance sheet date, as we intend to make these payments with cash from operations rather than from availability under the Revolver.

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

CONTRACTUAL OBLIGATIONS

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our contractual obligations since December 31, 2012 except as described below:

—

During the first nine months of 2013, our long-term borrowings, including the current portion of long-term borrowings, decreased from $192.5 million as of December 31, 2012, to $175.0 million as of September 30, 2013.

—

During the first nine months of 2013, our deferred acquisition payments related to certain businesses we have acquired decreased from $10.5 million as of December 31, 2012, to $5.1 million as of September 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance will be effective for the Company beginning in the first quarter of 2014. We do not expect the adoption of ASU 2013-11 to impact our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity, which amends current accounting guidance on foreign currency matters. This guidance requires that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. This guidance will be effective for the Company beginning in the first quarter of 2014. We do not expect the adoption of ASU 2013-05 to have a material impact on our consolidated financial statements.

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

SUBSEQUENT EVENTS

On October 1, 2013, the Company completed its acquisition of the assets of Blue Stone International, LLC (“Blue Stone”), a provider of professional services supporting Oracle enterprise performance management, information management, and business intelligence solutions. Under the terms of the asset purchase agreement, the Company acquired substantially all of the assets and assumed certain liabilities of Blue Stone in exchange for $30 million in cash. The results of operations of Blue Stone will be included within the Huron Education and Life Sciences segment.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At September 30, 2013, we had borrowings outstanding totaling $175.0 million that carried a weighted average interest rate of 2.0% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $1.0 million effect on our pretax income including the effect of the interest rate swaps described below.

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

Including the impact of the above swap agreements, the effective interest rate on $76.3 million of our debt, which equals the notional amount of the swap agreements in effect at September 30, 2013, was 2.4%.

On April 4, 2013, we entered into a one-year forward amortizing interest rate swap agreement effective on March 31, 2014 and ending on August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $60.0 million and amortizes such that, collectively with our other two interest rate swaps, we are effectively fixing the interest rate on 80% of our Term Loan borrowings throughout the term of the swap agreement. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 0.985%.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of September 30, 2013.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the “Exchange Act”) that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)

On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi Court of First Instance. The lawsuit alleges that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants allege they are entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response states that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. We believe the claims made by Tamalluk Business Development and its principal are without merit and intend to vigorously defend ourselves in this matter.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2013, we reacquired 3,738 shares of common stock with a weighted average fair market value of $47.93 as a result of such tax withholdings as presented in the table below. We do not have any publicly announced share repurchase plans or programs.

Period	Total Number of Shares Withheld to Satisfy Employee Tax Withholding Requirements	Weighted Average Fair Market Value Per Share Withheld	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2013	2,131	$46.24	N/A	N/A
August 2013	995	$50.94	N/A	N/A
September 2013	612	$48.92	N/A	N/A

Total	3,738	$47.93	N/A	N/A

N/A – Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

(a)     The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed here- with	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date

10.1	Amendment No. 2 to the Credit Agreement, dated as of September 25, 2013, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	09/26/13

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	November 7, 2013	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Financial Officer and Treasurer