Form 10-K
period 2013-12-31
Huron Consulting Group Inc.
filed 2014-02-26
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,055,300,000.

As of February 18, 2014, 23,284,297 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2013

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

OVERVIEW

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, transform the enterprise, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress, and stimulate growth. Our professionals employ their expertise in finance, operations, strategy, and technology to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities, and law firms. Huron has worked with more than 425 health systems, hospitals, and academic medical centers; more than 400 corporate general counsel; and more than 350 universities and research institutions.

Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants. In October 2004, we completed our initial public offering and became a publicly traded company. We have grown significantly since we commenced operations, increasing the number of our full-time employees from 249 as of May 31, 2002 to 2,596 as of December 31, 2013, through hiring and acquisitions of complementary businesses. Our acquisitions have included Blue Stone International in October 2013; Stockamp & Associates, Inc. in July 2008; Wellspring Partners, LLC in January 2007; and Glass & Associates, Inc. in January 2007.

We have hired experienced professionals from a variety of organizations, including the four largest public accounting firms, referred to as the Big Four, other consulting firms, and experienced professionals who are subject matter experts across the healthcare, education, legal, and financial industries. As of December 31, 2013, we had 126 client-serving managing directors. These individuals have an average of 26 years of business experience. We have a roster of project consultants and contractors who supplement our full-time client-serving employees on an as-needed basis.

Our headquarters are located in Chicago, Illinois, and we have other domestic and international offices, including those located in the following major metropolitan areas: Atlanta, Georgia; Boston, Massachusetts; Houston, Texas; London,

United Kingdom; New York, New York; Portland, Oregon; San Diego, California; Toronto, Canada; and Washington, D.C. We also have nine document review centers located in Chicago, Illinois; Gurgaon, India; Houston, Texas; London, United Kingdom; Miramar, Florida; Morrisville, North Carolina; New York, New York; Charlotte, North Carolina; and Washington, D.C., with approximately 1,500 workstations.

OUR SERVICES

We provide our services through five operating segments: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Financial and All Other. For the year ended December 31, 2013, we derived 49.8%, 25.3%, 20.6%, 4.2%, and 0.1% of our revenues from Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Financial, and All Other, respectively.

For further financial information on our segment results, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 “Segment Information” under “Part II—Item 8. Financial Statements and Supplementary Data.”

Huron Healthcare

Our Huron Healthcare segment provides consulting services to national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and physician practices. We deliver solutions to empower our clients to address challenges in the rapidly-evolving healthcare environment and improve quality, increase revenue, reduce expenses, and enhance physician, patient, and employee satisfaction across the healthcare enterprise. Our people provide a depth of expertise across the healthcare industry, and our culture of collaboration extends to our client engagements, enabling teams to effectively implement successful client projects.

This segment’s primary service lines include:

—

Clinical solutions. Our Clinical solutions focus on optimizing clinical performance and assessing inpatient and ambulatory length of stay, care variation, and physician solutions. We help clients optimize clinical operations in such areas as key care and resource management processes across inpatient, perioperative, emergency, and outpatient settings. Our Physician solutions, a specialized area of Clinical solutions, help clients make the most of their physician group in order to excel in an uncertain healthcare environment. By fully aligning goals and incentives, we help clients drive efficiency and quality across the clinical enterprise in order to obtain improved quality outcomes, reduced costs, and improved patient satisfaction.

—

Revenue Cycle solutions. Our Revenue Cycle solutions are designed to deliver sustainable revenue cycle improvement. This solution helps clients optimize performance by delivering predictable revenue gains, while increasing patient, physician, and staff satisfaction. We work with our clients to improve clinical documentation so that it fully and accurately reflects the severity of illness, complexity of care, and resources consumed. Improved physician documentation results in greater coding specificity, improved case mix index, and appropriate reimbursement for utilized resources.

—

Expense solutions. Our Expense solutions provide a systematic and comprehensive approach to help clients reduce workforce expense by addressing such areas as productivity, benefits, compensation practices, and leave management through a process designed to assess current workforce performance, identify improvement opportunities, and implement solutions. Huron’s approach to non-labor cost reductions goes beyond the standard supply chain focus to encompass clinical utilization and standardization as well as all purchase services expenses. We work through a results-oriented process to identify, assess, and implement improvements in an organization’s management of its human capital.

—

Advisory solutions. Our Advisory solutions provide strategic input to help governing boards and executive leadership establish the empirical basis for evaluating multiple options and setting priorities needed to establish clinical, financial, and mission sustainability. We help clients establish operational and data-enabled revenue transition, clinical transformation, scale and integration improvements, and operational excellence.

Huron Legal

Our Huron Legal segment provides advisory and business services to assist law departments of major global corporations and their associated law firms with cost and risk reduction, organizational design and development, and operational efficiency. These services add value to organizations by helping them enhance client service and reduce the amount spent on legal services. Our expertise focuses on strategic and management consulting, cost management, and technology and information management, including matter management, records management, document review, and discovery services. Included in this segment’s offerings is our Integrated Analytics solution, which is designed to deliver an innovative, comprehensive process resulting in more affordable and predictable discovery costs.

This segment’s primary service lines include:

—

Discovery Services. We work with corporations and law firms to provide solutions to enhance their discovery process management. We provide a full array of digital evidence and discovery services that include discovery process execution, electronic discovery services, computer forensics, data management, document processing, advanced analytics, and document review, in order to help the client reduce costs, coordinate matters and people, streamline processes, and reduce risks. With our Integrated Analytics offering, we provide a comprehensive e-discovery process with a high degree of accuracy, increased transparency, and a capped-cost pricing model. Our facilities, including a Data Analytics Center and nine Document Review Centers, blend technology and an integrated process. We also help clients choose and implement technology solutions that improve law department operations, including litigation preparedness and litigation holds.

—

Legal Advisory. Our legal advisory practice helps in-house law departments enhance the quality of legal services while reducing costs by more efficiently aligning strategy, people, processes, and technology. We provide strategic advice to help law departments improve their organizational design and business processes, and maximize their relationships with law firms and other vendors. We also help clients select, customize, and implement matter management systems and electronic billing systems that help law departments track and manage lawsuits and other legal matters.

—

Information Governance/Compliance. We work with corporations to provide a comprehensive approach to the design, development, and implementation of all aspects of enterprise-wide Records & Information Management programs. Our approach takes into consideration information governance, enabling technologies, and business process improvements.

Huron Education and Life Sciences

Our Huron Education and Life Sciences segment provides management consulting services and software solutions to the higher education, academic medical center, and pharmaceutical and medical device industries, as well as law firms and others that do business with these industries.

This segment’s primary service lines include:

—

Higher Education. Our higher education professionals have extensive experience working with colleges and universities on strategic, financial, operational, and technology challenges. We assist institutions of higher education develop and implement performance improvement solutions to help them continue to thrive in this fast-changing industry. We offer a comprehensive range of services to the business functions supporting colleges and universities, academic medical centers, research institutions, and international organizations. Our primary service areas include: budgeting, enrollment management, facilities, finance, human resources, information technology, procurement, research administration, and student services.

—

Life Sciences. Our Life Sciences practice provides strategic, financial, and operational compliance solutions to global, mid-sized and newly formed pharmaceutical and medical device companies. Our solutions help pharmaceutical and medical device companies optimize value in a highly regulated, international environment with services such as scenario planning, organizational capability alignment, operational compliance and litigation support, and business model evolution. In the area of research and development, the practice provides portfolio prioritization, process transformation, and lifecycle management to help clients optimize the flow and success of the product pipeline. For regulatory business areas, our services include product planning and launch, channel strategies, pricing, commercial contracting, and fair market value analysis.

—

Technology. Our technology professionals provide services in enterprise systems planning, design and implementation, Enterprise Performance Management, business intelligence, IT strategy, and governance and research software products and implementation services. Huron is a Platinum Oracle Enterprise Performance Management Partner. The technology consulting services and solutions extend across other industries beyond the higher education, academic medical center, and pharmaceutical and medical device industries.

Huron Financial

Our Huron Financial segment provides financial advisory, interim management, operational improvement, capital advisory, and valuation services. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, creditors, owners, investors, and other key constituents in connection with out-of-court restructurings and bankruptcy proceedings.

We offer a wide variety of services, including assessing the short-term and long-term prospects of potential acquisition targets and divestiture opportunities, improving operations or capital structures for businesses performing at less than optimal levels, and providing independent valuation and consulting services to assist clients in making informed decisions for transaction, tax, or litigation purposes. For companies in financial distress, we work with management, boards, and other interested parties to assess the viability of a business, develop and implement a turnaround plan to improve cash flow, and implement a debt-restructuring plan to improve the balance sheet. Our professionals have a strong record of service in interim executive roles. When out-of-court solutions are not achievable, we assist clients in preparing for Chapter 11 bankruptcy filings and with all aspects of the bankruptcy process by gathering, analyzing, and presenting financial and business information needed to achieve successful reorganizations. We have an array of services that are flexible and responsive to event- and transaction-based needs to preserve and enhance enterprise value.

Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, MBAs, JDs, and chartered financial analysts as well as former chief restructuring officers, chief executive officers, chief financial officers, and professionals with significant board governance experience.

Effective January 1, 2014, the Huron Financial segment name was changed to Huron Business Advisory.

All Other

Our All Other segment consists of any line of business not managed by our other four operating segments. These businesses include our public sector consulting practice and our foreign healthcare and strategic consulting operations based in the Middle East.

OUR CLIENTS AND INDUSTRIES

We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities, and law firms. We have worked with more than 425 health systems, hospitals, and academic medical centers; more than 400 corporate general counsel; and more than 350 universities and research institutions. In 2013, we served over 900 clients, including over 200 new clients. Our top ten clients represented approximately 35.2%, 34.0%, and 35.1% of our revenues in the years ended December 31, 2013, 2012, and 2011, respectively, with no single client accounting for more than 10% of our revenues during those years.

Our clients are in a broad array of industries, including healthcare, education, professional services, pharmaceutical, technology, transportation services, telecommunications, financial services, electronics, consumer products, governmental, retail, mining, oil and gas, energy and utilities, and industrial manufacturing. We believe organizations will continue to face complex challenges in the current economic environment. Many organizations are finding themselves in financial distress and are responding to these challenges by restructuring and reorganizing their businesses and capital structures, while financially healthy organizations are striving to maintain their market positions and capitalize on opportunities by improving operations, reducing costs, and enhancing revenues. In addition, organizations have limited dedicated resources to respond effectively to the challenges and opportunities that exist today. Consequently, we believe these organizations will increasingly seek to augment their internal resources with experienced independent consultants with a deep technical skill set such as Huron. Our expertise in assessing, evaluating, and refining business performance management processes and then enhancing processes with technology differentiates us in the market.

EMPLOYEES

Our success depends on our ability to attract, retain, and develop highly talented professionals by creating a work environment where both employees and teams thrive and individuals are rewarded not only for their own contributions but also for the success of our organization as a whole. To accomplish these goals and recognize high performance, we have developed comprehensive employee programs incorporating training and development opportunities, competitive compensation, performance management, and benefits.

Our employee population is divided into two groups; client-serving and service and support. As of December 31, 2013, we had 2,596 full-time employees. Of those, 126 are client-serving managing directors. Our client-serving employees serve our clients as critical business advisors in support of transforming their business. Our managing directors are the key drivers of our business. They work externally to serve clients as advisors and engagement team leaders, originate revenue by developing new and existing client relationships, and enhance our reputation. Internally they create our intellectual capital and develop our people. Our senior directors, directors, and managers manage day-to-day client relationships and oversee the delivery and quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses, and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. Our service and support employees include our senior management team as well as professionals that provide sales support, methodology creation, software development, and the corporate functions consisting of our facilities, finance, human resources, information technology, legal, and marketing teams. These employees provide strategic direction and support that enables the success of our client-serving employees. This population contains 22 managing directors, executives, and corporate vice presidents.

In addition to our full-time employees, we engage project consultants and contractors who supplement our full-time client-serving employees on an as-needed basis by providing highly unique skill sets that are not required on staff on a full-time basis. These individuals, many of whom have legal or financial credentials along with prior corporate experience, work variable schedules and are readily available to meet our clients’ needs. Utilizing these project consultants and contractors allows us to maintain a pool of talent with a variable cost structure that enables us to adapt quickly to market demands.

Supporting our employees’ career progression is critical to our retention success. We provide this support through established training and development programs. We provide structured orientation and training programs for new campus and experienced employees to enable a more effective assimilation into the Company. “Milestone” programs are year-long development programs offered to recently promoted employees to support their transition to a new role with greater responsibility. In addition to these milestone programs, we offer a variety of leadership development programs for those we deem capable of taking on broader roles in the organization at the senior director and managing director level. We also provide a variety of continuing education opportunities to all our employees, including formal classroom environments, on-line courses, and webinars to further develop employees’ technical knowledge and ability to work cooperatively and coach others. We encourage our employees to enhance their professional skills through outside courses that certify their technical skills and to pursue certain advanced degrees. Employees are assigned internal performance coaches to help them establish expectations that are reviewed quarterly, including identifying opportunities for professional development, formal training, and technical skill certifications.

Our compensation philosophy focuses on rewarding and retaining our high performing employees. To accomplish this, we offer employees a competitive base salary, performance incentives, and very competitive benefits.

Our incentive compensation plan is designed to recognize and reward performance of both the organization and individuals and to ensure we properly recognize and retain our top performers. We take both practice and Company financial performance into consideration in the determination of bonus pool funding. At the practice level, the annual bonus pool is funded based on achievement of its annual financial goals. The board of directors then reviews and approves the total incentive compensation pool for all practices in the context of the Company’s overall financial performance. Individual bonus awards are based on the practice’s financial performance, individual bonus targets, and the individual’s performance as evaluated through our performance management process. The intent of the incentive compensation plan is to differentiate rewards based on individual performance, ensuring that our top performers for the year receive incentives that are commensurate with their contributions, enabling us to retain them and continue to provide our clients with exceptional service. The incentive compensation plan for our named executive officers is funded based on a blend of achievement of financial goals and strategic initiatives and the delivery of value to shareholders.

Managing directors’ individual compensation levels, including base and target incentive awards, are set to align with the value of their expected contributions to the organization. As the key drivers of the organization’s success, their compensation is designed to include equity awards as a core component. The use of equity is intended to encourage retention, align the interests of our managing directors with shareholders, and help managing directors build wealth over their career at Huron through annual grants as well as stock price appreciation.

Our benefit programs are designed to be both comprehensive and tailored to our employee population. One specific benefit we have created is a travel reward to recognize the significant travel commitment of our workforce. We also offer several wellness benefits to support our employees in maintaining a healthy lifestyle which is beneficial to the employee and the Company, given the demanding nature of the work. Through these unique benefits, as well as our health and welfare plans, retirement benefits, stock purchase plan, and other standard benefit programs, we provide a core sense of security to our employees.

BUSINESS DEVELOPMENT AND MARKETING

Our business development activities are aimed at developing relationships and building a strong brand reputation with key sources of business and referrals, especially hospital and university administrators, top-tier law firms, and the offices of the chief executive officer, chief financial officer, and general counsel of organizations. We believe that excellent service delivery to clients is critical to building and maintaining relationships and our brand reputation, and we emphasize the importance of client service to all of our employees.

We generate most of our new business opportunities through relationships that our managing directors have with individuals working in healthcare organizations, academic institutions, corporations, and top-tier law firms. We also view cross-selling as a key component in building our business. Often, the client relationship of a managing director in one area leads to opportunities in another area. All of our managing directors understand their role in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities, and frequently receive referrals and repeat business from past and current clients and from the law firms with which we have worked. In addition, to complement the business development efforts of our managing directors, we have experienced business developers who are focused exclusively on developing client relationships and generating new business through their extensive network of contacts.

We also host, participate in, and sponsor conferences that facilitate client development opportunities, promote brand recognition, and showcase our expertise in the industry. For example, during 2013, we hosted such events as the 2013 CEO Forum—Guiding the Healthcare Enterprise through Unprecedented Change, a webinar on Improving Hospital and Health System Performance by 20% to 40%, E-Discovery Cost Savings Solutions briefings produced through The Huron Legal Institute, as well as numerous other industry webinars and client events. Additionally, we participated in or sponsored numerous conferences for organizations such as National Council of University Research Administrators (NCURA), Oracle OpenWorld 2013, Association of Corporate Counsel (ACC), Turnaround Management Association (TMA), National Association of College and University Business Officers (NACUBO), ALM (ALM Media Properties, LLC), Center for Business Intelligence (CBI), American Health Lawyers Association (AHLA), American Hospital Association (AHA), American College of Healthcare Executives (ACHE), ARMA International, CBI’s 10th Annual Pharmaceutical Compliance Congress, The Health Management Academy, The Academy Huron Institute, The Healthcare Roundtable, Association of Insolvency and Restructuring Advisors (AIRA), The Estes Park Institute, Children’s Hospital Association, and the Catholic Health Assembly, to highlight a few. These events provide a forum to build and strengthen client relationships, as well as to stay abreast of industry trends and developments.

We have a centralized marketing department with marketing professionals assigned to each of our practices. These professionals coordinate traditional marketing programs, such as participation in industry events, sponsorship of conferences, development and management of advertising campaigns, development of case studies, and creation and publication of articles in industry publications and newsletters to actively promote our name and capabilities. The marketing department also manages the content delivery on Huron’s website, develops collateral materials, performs research, and provides ‘request for proposal’ support as well as database management to support sales efforts.

COMPETITION

The consulting services industry is extremely competitive, highly fragmented, and subject to rapid change. The industry includes a large number of participants with a variety of skills and industry expertise, including other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms, and the internal professional resources of organizations. We compete with a large number of service providers in all of our segments. Our competitors often vary depending on the particular practice area. In addition, we also expect to continue to face competition from new entrants because the barriers to entry into consulting services are relatively low.

We believe the principal competitive factors in our market include firm and consultant reputations, the ability to attract and retain top professionals, client and law firm referrals, the ability to manage engagements effectively, and the ability to be responsive and provide high quality services. There is also competition on price, although to a lesser extent due to the critical nature of many of the issues that our service offerings address. Many of our competitors have a greater geographic footprint, including a broader international presence and name recognition, as well as have significantly greater number of personnel, financial, technical, and marketing resources than we do. We believe that our experience, reputation, industry focus, range, and balanced portfolio of service offerings enable us to compete favorably and effectively in the consulting marketplace.

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

—	the diversion of management’s time, attention and resources from managing and marketing our Company;

—	the failure to retain key acquired personnel or existing personnel who may view the acquisition unfavorably;

—	the potential loss of clients of acquired businesses;

—	the need to compensate new employees while they wait for their restrictive covenants with other institutions to expire;

—	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

—	increased costs to improve, coordinate or integrate managerial, operational, financial and administrative systems;

—	the potential assumption of liabilities of an acquired business;

—	the usage of earn-outs based on the future performance of our business acquisitions may deter the acquired company from fully integrating into our existing business;

—	the perception of inequalities if different groups of employees are eligible for different benefits and incentives or are subject to different policies and programs; and

—

difficulties in integrating diverse backgrounds and experiences of consultants, including if we experience a transition period for newly hired consultants that results in a temporary drop in our utilization rates or margins.

All of our prior acquisitions were accounted for as purchases, some of which involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of operations. In 2012 and 2011, we took aggregate goodwill impairment charges of $13.1 million and $22.0 million, respectively, relating to our Huron Financial segment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our amortization charges in future periods.

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

A number of factors outside of our control affect demand for our services. These include:

—	fluctuations in U.S. and global economies in general and the strength and rate of any general economic recovery from the 2008-2009 economic recessions experienced by the U.S. and other countries;

—	the U.S. or global financial markets and the availability, costs and terms of credit;

—	changes in laws and regulations; and

—	other economic factors and general business conditions.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets, regulatory and business environment could have on our operations.

If we are unable to manage fluctuations in our business successfully, we may not be able to sustain profitability.

We have grown significantly since we commenced operations, increasing the number of our full-time professionals from 249 as of May 31, 2002 to 2,596 as of December 31, 2013. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures and controls and will continue to do so in the near future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting and other systems, procedures and controls, which could increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

Although we have generated positive earnings since we became a public company, we may not sustain profitability in the future. Additionally, the nature of our services and the general economic environment make it difficult to predict our future operating results. To sustain profitability, we must:

—	attract, integrate, retain and motivate highly qualified professionals;

—	achieve and maintain adequate utilization and suitable billing rates for our revenue-generating professionals;

—	expand our existing relationships with our clients and identify new clients in need of our services;

—	successfully resell engagements and secure new engagements every year;

—	maintain and enhance our brand recognition; and

—	adapt quickly to meet changes in our markets, our business mix, the economic environment, the credit markets, and competitive developments.

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

Our organization is comprised of employees who work on matters throughout the United States and overseas. Our technology platform is a “virtual office” from which we all operate. We may be subject to disruption to our operating systems from technology events that are beyond our control, including the possibility of failures at third-party data centers, disruptions to the Internet, natural disasters, power losses and malicious attacks. In addition, despite the implementation of security measures, our infrastructure and operating systems, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including implementation of system security measures, information backup, and disaster recovery processes, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. We will need to continue to invest in technology in order to achieve redundancies necessary to prevent service interruptions. Access to our systems as a result of a security breach, the failure of our systems, or the loss of data could result in legal claims or proceedings, liability, or regulatory penalties and disrupt operations, which could adversely affect our business and financial results.

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

In providing services to clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information and international laws such as the European Union Directive on Data Protection.

These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future.

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

—	compliance with additional U.S. regulations and those of other nations applicable to international operations;

—	cultural and language differences;

—	employment laws and rules and related social and cultural factors;

—	losses related to start-up costs, lack of revenue, higher costs due to low utilization, and delays in purchase decisions by prospective clients;

—	currency fluctuations between the U.S. dollar and foreign currencies, which are harder to predict in the current adverse global economic climate;

—	restrictions on the repatriation of earnings;

—	potentially adverse tax consequences and limitations on our ability to utilize losses generated in our foreign operations;

—	different regulatory requirements and other barriers to conducting business;

—	different or less stable political and economic environments;

—	greater personal security risks for employees traveling to or located in unstable locations; and

—	civil disturbances or other catastrophic events.

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

On April 14, 2011, we entered into a security agreement with Bank of America (the “Security Agreement”) in connection with our entry into the Amended and Restated Credit Agreement, dated as of April 14, 2011, as amended by the first and second amendments to the credit agreement dated as of August 31, 2012 and September 25, 2013, respectively (as amended and modified, the “2011 Credit Agreement”). Pursuant to the Security Agreement and to secure our obligations under the 2011 Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. This first-priority lien is in addition to the existing pledge (the “Equity Pledge”) that we previously granted to our lenders of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries. If we default on our obligations under the 2011 Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Equity Pledge and their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, the covenants contained in the 2011 Credit Agreement impose restrictions on our ability to engage in certain activities, such as the incurrence of additional indebtedness, certain investments, certain acquisitions and dispositions, and the payment of dividends.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable-rate debt, and adversely affect our financial results.

At December 31, 2013, we had outstanding borrowings totaling $168.8 million. Our indebtedness could have meaningful consequences for us, including:

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

Other fluctuations in our quarterly results of operations may be due to a number of other factors, some of which are not within our control, including:

—	the timing and volume of client invoices processed and payments received, which may affect the fees payable to us under certain of our engagements;

—	client decisions regarding renewal or termination of their contracts;

—	the amount and timing of costs related to the development or acquisition of technologies or businesses; and

—	unforeseen legal expenses, including litigation and other settlement gains or losses.

We base our annual employee bonus expense upon our expected annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for that year. If we experience lower adjusted EBITDA in a quarter without a corresponding change to our full year adjusted EBITDA expectation, our estimated bonus expense will not be reduced, which will have a negative impact on our quarterly results of operations for that quarter. Our quarterly results of operations may vary significantly and period-to-period comparisons of our results of operations may not be meaningful. The results of one quarter should not be relied upon as an indication of future performance. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially.

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.

We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually defined goals. The achievement of these contractually-defined goals is subject to acknowledgement by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. The percentage of our revenues derived from performance-based fees for the years ended December 31, 2013, 2012, and 2011 was 14.6%, 14.2%, and 17.6%, respectively. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2013, 2012, and 2011, fixed-fee engagements represented 37.2%, 34.7%, and 35.4%, respectively, of our revenues.

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

We may choose to develop new service offerings, open new offices, or eliminate service offerings because of market opportunities or client demands. Developing new service offerings involves inherent risks, including:

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

The healthcare industry is an area of significant focus for our business, and factors that adversely affect the financial condition of the healthcare industry could consequently affect our business.

We derive a significant portion of our revenue from clients in the healthcare industry. As a result, our financial condition and results of operations could be adversely affected by conditions affecting the healthcare industry generally and hospitals and health systems particularly. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us or our clients to incur additional costs, and could restrict our or our clients’ operations. Many healthcare laws are complex and their application to us, our clients, or the specific services and relationships we have with our clients are not always clear. In addition, federal and state legislatures have periodically introduced programs to reform or amend the U.S. healthcare system at both the federal and state level, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Due to the significant implementation issues arising under these laws, it is unclear what long-term effects they will have on the healthcare industry and in turn on our business, financial condition, and results of operations. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business.

There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of healthcare organizations, such as reimbursement policies for healthcare expenses, federal and state budgetary considerations, consolidation in the healthcare industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications of our products and services (which would require additional time and investment) or we could suffer reductions in demand for our products and services as a result of changes in regulations affecting the healthcare industry, such as changes in the way that healthcare organizations are paid for their services (e.g. based on patient outcomes instead of services provided).

In addition, state tax authorities have challenged the tax-exempt status of some hospitals and other healthcare facilities claiming such status on the basis that they are operating as charitable and/or religious organizations. If the tax-exempt status of any of our clients is revoked or compromised by new legislation or interpretation of existing legislation, that client’s financial health could be adversely affected, which could adversely impact demand for our services, our sales, revenue, financial condition, and results of operations.

Our ability to maintain and attract new business and talented personnel depends upon our reputation, the professional reputation of our revenue-generating employees, and the quality of our services.

As a professional services firm, our ability to secure new engagements and retain and attract talented personnel depends heavily upon our reputation and the individual reputations of our professionals. Any factor that diminishes our reputation or that of our employees, including not meeting client expectations or misconduct by our employees, could make it substantially more difficult for us to attract new engagements, clients, and employees. Similarly, because we obtain many of our new engagements from former or current clients or from referrals by those clients or by law firms that we have worked with in the past, any client that questions the quality of our work or that of our consultants could impair our ability to secure additional new engagements and clients.

A significant portion of our revenues is derived from a limited number of clients, and our engagement agreements, including those related to our largest clients, can be terminated by our clients with little or no notice and without penalty, which may cause our operating results to be unpredictable.

As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our ten largest clients accounted for approximately 35.2%, 34.0%, and 35.1% of our revenues for the years ended December 31, 2013, 2012, and 2011, respectively. No single client accounted for more than 10% of our revenues in 2013, 2012, or 2011. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year, and a major client in one fiscal period may not require or may decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

In addition, almost all of our engagement agreements can be terminated by our clients with little or no notice and without penalty. For example, in engagements related to litigation, if the litigation were to be settled, our engagement for those services would no longer be necessary and, therefore, would be terminated. In client engagements that involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. For clients in bankruptcy, a bankruptcy court could elect not to retain our interim management consultants, terminate our retention, require us to reduce our fees for the duration of an engagement, or approve claims against fees earned by us prior to or after the bankruptcy filing. Terminations of engagements, cancellations of portions of the project plan, delays in the work schedule, or reductions in fees could result from factors unrelated to our services. When engagements are terminated or reduced, we lose the associated future revenues, and we may not be able to recover associated costs or redeploy the affected employees in a timely manner to minimize the negative impact. In addition, our clients’ ability to terminate engagements with little or no notice and without penalty makes it difficult to predict our operating results in any particular fiscal period.

Our engagements could result in professional liability, which could be very costly and hurt our reputation.

Our engagements typically involve complex analyses and the exercise of professional judgment. As a result, we are subject to the risk of professional liability. From time to time, lawsuits with respect to our work are pending. Litigation alleging that we performed negligently or breached any other obligations could expose us to significant legal liabilities and, regardless of outcome, is often very costly, could distract our management, could damage our reputation, and could harm our financial condition and operating results. In addition, certain of our engagements, including interim management engagements and corporate restructurings, involve greater risks than other consulting engagements. We are not always able to include provisions in our engagement agreements that are designed to limit our exposure to legal claims relating to our services. While we attempt to identify and mitigate our exposure with respect to liability arising out of our consulting engagements, these efforts may be ineffective and an actual or alleged error or omission on our part or the part of our client or other third parties in one or more of our engagements could have an adverse impact on our financial condition and results of operations. In addition, we carry professional liability insurance to cover many of these types of claims, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense. For example, we provide services on engagements in which the impact on a client may substantially exceed the limits of our errors and omissions insurance coverage. If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability.

The consulting services industry is highly competitive and we may not be able to compete effectively.

The consulting services industry in which we operate includes a large number of participants and is intensely competitive. We face competition from other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, regional and specialty consulting firms, the internal professional resources of organizations, and legal services providers. In addition, because there are relatively low barriers to entry, we expect to continue to face additional competition from new entrants into the business operations and financial consulting industries. Competition in the healthcare sector is particularly intense as many of our competitors are seeking to expand their market share in this sector. Many of our competitors have a greater national and international presence, as well as have significantly greater number of personnel, financial, technical, and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Some of our competitors may also have lower overhead and other costs and, therefore, may be able to more effectively compete through lower cost service offerings. Our ability to compete also depends in part on the ability of our competitors to hire, retain, and motivate skilled professionals, the price at which others offer comparable services, the ability of our competitors to offer new and valuable products and services to clients, and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.

Conflicts of interest could preclude us from accepting engagements thereby causing decreased utilization and revenues.

We provide services in connection with bankruptcy, litigation, and other proceedings that usually involve sensitive client information and frequently are adversarial. In connection with bankruptcy proceedings, we are required by law to be “disinterested” and may not be able to provide multiple services to a particular client. In litigation we would generally be prohibited from performing services in the same litigation for the party adverse to our client. In addition, our engagement agreement with a client or other business reasons may preclude us from accepting engagements from time to time with our clients’ competitors or adversaries. As we adjust the size of our operations and the complement of consulting services, the number of conflict situations may continue to increase. Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new engagements as a result of conflicts of interest. If we are unable to accept new engagements for any reason, our consultants may become underutilized, which would adversely affect our revenues and results of operations in future periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of December 31, 2013, our principal executive offices in Chicago, Illinois, consisted of approximately 129,000 square feet of office space, under a lease expiring September 2024. We have one five-year renewal option that will allow us to continue to occupy this office space until September 2029. This facility accommodates our executive team and corporate departments, as well as professionals in each of our practices. Additionally, we occupy leased facilities for our other domestic and international offices, including those located in the following major metropolitan areas: Atlanta, Georgia; Boston, Massachusetts; Houston, Texas; London, United Kingdom; New York City, New York; Portland, Oregon; San Diego, California; Toronto, Canada; and Washington, D.C. We also occupy leased facilities for our nine document review centers located in Chicago, Illinois; Gurgaon, India; Houston, Texas; London, United Kingdom; Miramar, Florida; Morrisville, North Carolina; New York City, New York; Charlotte, North Carolina; and Washington, D.C., totaling approximately 1,500 workstations. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.	LEGAL PROCEEDINGS.

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, in the third quarter of 2013, we reversed the charge of $1.2 million relating to settlement discussions which we had recorded in 2012. The relator filed an appeal on April 2, 2013. On April 8, 2013, Huron filed an appeal of an earlier denial of a motion to dismiss filed by Huron which argued that the relator’s action was barred because, under the FCA jurisdictional bar, the action was based on publicly disclosed information and the relator cannot qualify as an original source. We continue to believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)

On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi Court of First Instance. The lawsuit alleges that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants allege they are entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response states that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. On December 17, 2013, the Abu Dhabi court ruled in Huron’s favor on all claims and held that Huron permissibly terminated the contract with Tamalluk, and Huron does not owe Tamalluk any compensation related to breach of contract or defamation/damage to reputation. In addition, the court terminated the Local Sponsorship Agreement as requested by Huron in its counterclaims. On January 16, 2014, Tamalluk appealed the ruling. We continue to believe the claims are without merit and will vigorously defend ourselves in this matter.

Other Litigation Gain

During the third quarter of 2013, we reached a settlement agreement to resolve a lawsuit brought by Huron, resulting in a gain of $5.3 million being recorded. We collected $2.6 million of the settlement amount during the fourth quarter of 2013, and received the remaining amount in January 2014. As of December 31, 2013, the second settlement payment of $2.7 million is recorded as a receivable in Prepaid expenses and other current assets.

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

	High	Low
2012:
First Quarter	$40.84	$35.80
Second Quarter	$40.00	$28.49
Third Quarter	$36.53	$28.90
Fourth Quarter	$36.16	$28.51
2013:
First Quarter	$41.01	$31.55
Second Quarter	$46.48	$38.53
Third Quarter	$59.39	$44.20
Fourth Quarter	$65.28	$52.43

Holders

As of February 18, 2014, there were 1,039 registered holders of record of Huron’s common stock. A number of the Company’s stockholders have their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.

Dividends

We have not declared or paid dividends on our common stock since we became a public company. Our board of directors re-evaluates this policy periodically. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, terms of our financing arrangements, and such other factors as the board of directors deems relevant. In addition, our 2011 Credit Agreement restricts dividends to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included elsewhere in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan on a prospective basis, permit the withholding of common stock upon vesting of restricted stock awards to satisfy statutory minimum tax withholding requirements. During the quarter ended December 31, 2013, we withheld 11,119 shares of common stock with a weighted average fair market value of $61.84 as a result of such tax withholdings as presented in the table below.

Period	Total Number of Shares Withheld to Satisfy Employee Tax Withholding Requirements	Weighted- Average Fair Market Value Per Share Withheld	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013	—	$—	N/A	N/A
November 1, 2013 – November 30, 2013	29	$57.43	N/A	N/A
December 1, 2013 – December 31, 2013	11,090	$61.85	N/A	N/A

Total	11,119	$61.84	N/A	N/A

N/A – Not applicable.

On February 25, 2014, we announced that our board of directors had authorized a share repurchase program pursuant to which the Company may, from time to time, repurchase up to $50 million of its common stock through February 28, 2015. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of the Company’s common stock, general market and business conditions, and applicable legal requirements.

ITEM 6.	SELECTED FINANCIAL DATA.

We have derived the following selected consolidated financial data as of and for the years ended December 31, 2009 through 2013 from our Consolidated Financial Statements. The following data reflects the business acquisitions that we have completed through December 31, 2013. The results of operations for acquired businesses have been included in our results of operations since the date of their acquisitions. The following data also reflects the classification of discontinued operations as of December 31, 2013. See Note 3 “Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for information about our discontinued operations. Amounts previously reported on the Statements of Operations for fiscal years 2009 through 2013 have been reclassified in accordance with the discontinued operations section of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements.” The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2013	2012	2011	2010	2009
Revenues and reimbursable expenses:
Revenues	$720,522	$625,961	$606,314	$515,668	$526,047
Reimbursable expenses	67,267	55,764	51,580	43,350	42,577

Total revenues and reimbursable expenses	787,789	681,725	657,894	559,018	568,624
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	443,539	384,884	376,084	317,025	316,180
Amortization of intangible assets and software development costs	3,091	3,809	5,364	4,125	4,695
Reimbursable expenses	67,320	55,772	51,673	43,223	42,591

Total direct costs and reimbursable expenses	513,950	444,465	433,121	364,373	363,466
Operating expenses and other operating gains:
Selling, general and administrative	138,538	125,266	119,325	111,530	115,914
Restructuring charges	761	4,004	3,829	4,062	2,234
Restatement related expenses	—	1,785	4,579	8,666	17,490
Litigation and other settlement (gains) losses	(5,875)	1,150	1,096	17,316	—
Depreciation and amortization (1)	20,510	18,529	18,524	18,372	21,483
Goodwill impairment charges	—	13,083	21,973	—	8,034

Total operating expenses and other operating gains	153,934	163,817	169,326	159,946	165,155
Other gains	—	—	—	—	2,687

Operating income	119,905	73,443	55,447	34,699	42,690
Other income (expense), net:
Interest expense, net of interest income	(6,518)	(8,223)	(12,259)	(14,402)	(12,256)
Other income (expense), net	252	428	(78)	262	1,883

Total other expense, net	(6,266)	(7,795)	(12,337)	(14,140)	(10,373)

Income from continuing operations before income tax expense	113,639	65,648	43,110	20,559	32,317
Income tax expense	47,176	29,695	21,629	13,132	18,668

Net income from continuing operations	66,463	35,953	21,481	7,427	13,649
Income (loss) from discontinued operations (including (loss) gain on disposal of ($1.9) million, $1.2 million and ($0.4) million in 2011, 2010 and 2009, respectively), net of tax	(30)	475	(962)	1,098	(46,522)

Net income (loss)	$66,433	$36,428	$20,519	$8,525	$(32,873)

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2013	2012	2011	2010	2009
Net earnings (loss) per basic share:
Net income from continuing operations	$2.98	$1.64	$1.01	$0.36	$0.68
Income (loss) from discontinued operations, net of tax	—	0.02	(0.05)	0.05	(2.31)

Net income (loss)	$2.98	$1.66	$0.96	$0.41	$(1.63)
Net earnings (loss) per diluted share:
Net income from continuing operations	$2.92	$1.61	$0.99	$0.36	$0.66
Income (loss) from discontinued operations, net of tax	—	0.02	(0.04)	0.05	(2.26)

Net income (loss)	$2.92	$1.63	$0.95	$0.41	$(1.60)
Weighted average shares used in calculating net earnings (loss) per share:
Basic	22,322	21,905	21,324	20,546	20,114
Diluted	22,777	22,285	21,676	20,774	20,526

Consolidated Balance Sheet Data (in thousands):	As of December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents (2)	$58,131	$25,162	$5,080	$6,347	$6,459
Working capital	$99,130	$83,647	$41,822	$34,455	$(210)
Total assets	$885,600	$787,900	$786,644	$788,983	$754,215
Long-term debt (3)	$143,798	$192,500	$193,500	$257,000	$219,005
Total stockholders’ equity (4)	$530,264	$445,321	$396,789	$348,372	$326,989

(1)	Intangible assets amortization relating to customer contracts, certain client relationships, software, and the document reviewer database is presented as a component of total direct costs. Depreciation, amortization of leasehold improvements and amortization of other intangible assets are presented as a component of operating expenses.

(2)	Includes cash from discontinued operations of $76 thousand and $744 thousand as of December 31, 2010 and 2009, respectively.

(3)	Consists of bank borrowings and capital lease obligations, net of current portions.

(4)	We have not declared or paid dividends on our common stock in the periods presented above. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with the information under “Part II—Item 6. Selected Financial Data,” and our historical audited Consolidated Financial Statements and related notes appearing under “Part II —Item 8. Financial Statements and Supplementary Data.” The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and involves numerous risks and uncertainties, including, without limitation, those described under “Part I—Item 1A. Risk Factors” and “Forward-Looking Statements” of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, transform the enterprise, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress, and stimulate growth. Our professionals employ their expertise in finance, operations, strategy, and technology to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities, and law firms.

We provide our services and manage our business under five operating segments: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Financial, and All Other. See “Part I—Item 1. Business—Overview—Our Services” and Note 17 “Segment Information” under “Part II—Item 8. Financial Statements and Supplementary Data” included elsewhere in this Form 10-K for a detailed discussion of our five segments.

See Note 3 “Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for information about our discontinued operations.

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

Revenues generated by our full-time consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our other professionals, or full-time equivalents, are largely dependent on the number of consultants we employ, their hours worked, and billing rates charged, as well as the number of pages reviewed and amount of data processed in the case of our document review and electronic data discovery groups, respectively.

We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee (including software license revenue), performance-based, and support and maintenance for the software we deploy.

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 44.9%, 47.7%, and 44.2% of our revenues in 2013, 2012, and 2011, respectively.

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

We generate revenues from licensing two types of proprietary software to clients: revenue cycle management software and research administration and compliance software. License revenue from our revenue cycle management software is sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract. License revenue from our research administration and compliance software is generally recognized in the month in which the software is delivered.

For the years ended December 31, 2013, 2012, and 2011, fixed-fee engagements (including software license revenue) represented approximately 37.2%, 34.7%, and 35.4%, respectively, of our revenues.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 14.6%, 14.2%, and 17.6% of our revenues in 2013, 2012, and 2011, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.

Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.3%, 3.4%, and 2.8% of our revenues in 2013, 2012, and 2011, respectively.

Our quarterly results are impacted principally by our full-time consultants’ utilization rate, the billing rates we charge our clients, the number of our revenue-generating professionals who are available to work, and the amount of performance-based fees recognized, which often vary significantly between quarters. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period.

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

Total direct costs

Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include salaries, performance bonuses, payroll taxes, and benefits for revenue-generating professionals, legal consulting facilities, and technology costs, as well as fees paid to independent contractors that we retain to supplement these professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of stock options, restricted stock, and performance-based share awards granted to our revenue-

generating professionals. Compensation expense for stock options and restricted stock awards is recognized ratably using either the graded vesting attribution method or the straight-line attribution method, as appropriate, over the requisite service period, which is generally three to four years. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense may increase in the future. Total direct costs also include amortization of intangible assets relating to customer contracts, certain customer relationships, and software and internally developed software costs.

Operating expenses and other operating gains

Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes, benefits, and share-based compensation for our non-revenue-generating professionals. As a result of the granting of restricted common stock awards and anticipated future awards, share-based compensation expense may increase in the future. Also included in this category are sales and marketing related expenses, rent and other office related expenses, professional fees, recruiting and training expenses, restatement related expenses, restructuring charges, litigation and other settlement gains and losses, and goodwill impairment charges. Other operating expenses include depreciation and certain amortization expenses not included in total direct costs.

Segment results

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate office support costs, certain office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology, and Company-wide business development functions, as well as costs related to overall corporate management.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The notes to our Consolidated Financial Statements include disclosure of our significant accounting policies. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets.

Revenue Recognition

We recognize revenues in accordance with FASB ASC Topic 605, “Revenue Recognition.” Under ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee (including software license revenue), performance-based, and support and maintenance for the software we deploy.

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

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with ASC 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with ASC 605.

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

Allowances for Doubtful Accounts and Unbilled Services

We maintain allowances for doubtful accounts and for services performed but not yet billed based on several factors, including the historical percentages of fee adjustments and write-offs by practice group, the age of receivables and unbilled services, an assessment of a client’s ability to make required payments, and the estimated cash realization from amounts due from clients. The allowances are assessed by management on a regular basis. These estimates may differ from actual results. If the financial condition of a client deteriorates in the future, impacting the client’s ability to make payments, an increase to our allowance might be required or our allowance may not be sufficient to cover actual write-offs.

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

Carrying Values of Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. We test goodwill at the reporting unit level for impairment annually or whenever indications of impairment arise. We have determined our reporting units to be the Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Financial, and All Other segments. Our policy is to perform the annual goodwill impairment test as of November 30th each year. In testing for a potential impairment of goodwill, we estimate the fair value of our reporting units and compare this fair value to the carrying value of the reporting units. We tested our goodwill for impairment two times during 2013, as follows:

—

In the first quarter of 2013, the Company reorganized its internal financial reporting structure. Under the new structure, our former Health and Education Consulting segment became two separate segments: Huron Healthcare and Huron Education and Life Sciences. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment were combined and disclosed in our All Other segment. The former Legal Consulting segment and Financial Consulting segment structures remained unchanged, but are now referred to as Huron Legal and Huron Financial, respectively. As a result of these changes, we now have five reportable segments, which are the same as our operating segments and reporting units.

At the time of the reorganization, we reassigned the goodwill balance of the Health and Education Consulting segment using the relative fair value approach based on an evaluation of expected future discounted cash flows. Based on this relative fair value analysis, we reassigned $355.9 million of goodwill to Huron Healthcare and $94.6 million of goodwill to Huron Education and Life Sciences.

In conjunction with the goodwill reassignment, we performed an interim impairment test for the goodwill balances within our Huron Healthcare and Huron Education and Life Sciences reporting units as of January 2, 2013. Our goodwill impairment test was performed using the quantitative two-step process. In estimating the fair value of these two reporting units, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. For companies providing services similar to those provided by us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is dependent on their ability to generate earnings. Based on the results of the first step of the goodwill impairment test, we determined that the fair values of our Huron Healthcare and Huron Education and Life Sciences reporting units exceeded their carrying values by 79% and 61%, respectively. As such, the second step of the goodwill impairment test was not necessary.

—

Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2013 on our four reporting units with goodwill balances: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, and Huron Financial.

For the Huron Healthcare, Huron Legal, and Huron Education and Life Sciences reporting units, we first qualitatively assessed whether it is more likely than not that the respective fair values of these reporting units were less than their carrying amounts, including goodwill. We considered various qualitative factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. We considered the specific outlooks for each reporting unit based on our most recent forecasts. We also considered the fact that the valuation multiples used in the market approach, which are derived from guideline companies, increased over the past year. In addition, we considered the most recent quantitative analysis performed for each reporting unit, which indicated the fair values of these reporting units significantly exceeded their carrying amounts. For the Huron

Healthcare and Huron Education and Life Sciences reporting units, the most recent quantitative analysis performed was during the first quarter of 2013, as discussed above, which showed that their fair values exceeded their carrying amounts by 79% and 61%, respectively. The most recent quantitative analysis performed for the Huron Legal reporting unit was our 2012 annual goodwill impairment analysis which showed that its fair value exceeded its carrying amount by 60%. Based on our assessments, we determined that the fair values for the Huron Healthcare, Huron Legal, and Huron Education and Life Sciences reporting units were more likely than not greater than their respective carrying amounts. As such, performing the first step of the two-step impairment test for these reporting units was unnecessary.

For the Huron Financial reporting unit, we performed the first step of the quantitative two-step impairment test by comparing the fair value of the reporting unit to its carrying amount, including goodwill. Based on the result of the first step of this goodwill impairment analysis, we determined that the fair value of the Huron Financial reporting unit exceeded its carrying value by 36%. Since the fair value of this reporting unit exceeded its carrying value, the second step of the goodwill impairment test was not necessary.

In estimating the fair value of our Huron Financial reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. For companies providing services similar to those provided by us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is dependent on their ability to generate earnings.

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates, and profitability, among others. In estimating future cash flows, we relied on an internally generated five-year forecast. For periods after the five-year forecast, we estimated a 3.0% long-term annual revenue growth rate. Our forecast is based on our historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 14.0% weighted average cost of capital (“WACC”) discount rate.

In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were then adjusted for factors similar to those used in a discounted cash flow analysis and applied to the operating data for our Huron Financial reporting unit to arrive at an indication of value.

Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will not differ significantly from our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in goodwill impairment charges.

The table below presents the decrease in the fair value of our Huron Financial reporting unit given a one percent increase in the discount rate or a one percent decrease in the long-term assumed annual revenue growth rate.

	Decrease in Fair Value of the Reporting Unit	Percentage by which Fair Value Exceeds Carrying Amount
(in thousands)	Huron Financial	Huron Financial
Discount Rate—Increase by 1%	$1,000	32%
Long-term Growth Rate—Decrease by 1%	$800	33%

The carrying values of goodwill for each of our reporting units as of December 31, 2013 are as follows (in thousands):

	Huron Healthcare	Huron Legal	Huron Education and Life Sciences	Huron Financial	Total
Carrying Value of Goodwill	$355,880	$53,159	$111,504	$16,094	$536,637

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $21.2 million at December 31, 2013 and primarily consist of customer contracts, customer relationships, non-competition agreements, trade names, technology and software, and a document reviewer database. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For example, higher or earlier-than-expected customer attrition may result in an increase in future amortization charges or an impairment charge for customer-related intangible assets.

Valuation of Net Deferred Tax Assets

We account for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered in future periods, a valuation allowance is established against such deferred tax assets.

In preparing our financial statements, we exercise significant judgment in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period. In determining whether a valuation allowance is warranted, we consider the historical and estimated future taxable income and other relevant factors of the entity recording the respective deferred tax asset. If actual results differ from our estimates, or if these estimates are adjusted in future periods, an adjustment to the valuation allowance may be required. To the extent that we increase the valuation allowance, our provision for income taxes will increase and our net income will decrease in the period that the adjustment is made. As of December 31, 2013, we have recorded a valuation allowance of $5.7 million, resulting in net deferred tax liabilities of $4.9 million.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data. Certain amounts reported in the prior year have been reclassified to conform to the new segment structure that was established in the first quarter of 2013 as a result of the reorganization of our internal financial reporting structure. For further information on our segments and the reorganization of our internal financial reporting structure, see Note 17 “Segment Information” under “Part II—Item 8. Financial Statements and Supplementary Data.”

Segment and Consolidated Operating Results of Continuing Operations (in thousands):	Year Ended December 31,
	2013	2012	2011
Revenues and reimbursable expenses:
Huron Healthcare	$358,766	$288,762	$280,384
Huron Legal	182,394	184,918	172,355
Huron Education and Life Sciences	148,304	129,427	115,328
Huron Financial	29,974	22,019	34,911
All Other	1,084	835	3,336

Total revenues	720,522	625,961	606,314
Total reimbursable expenses	67,267	55,764	51,580

Total revenues and reimbursable expenses	$787,789	$681,725	$657,894

Operating income (loss):
Huron Healthcare	$141,870	$110,864	$105,995
Huron Legal	41,964	44,317	43,213
Huron Education and Life Sciences	35,898	38,283	33,051
Huron Financial	7,279	1,888	9,928
All Other	(1,256)	(2,285)	(6,222)

Total segment operating income	225,755	193,067	185,965
Operating expenses and gains not allocated to segments (1)	105,850	119,624	130,518

Total operating income	$119,905	$73,443	$55,447

Other Operating Data of Continuing Operations (excluding All Other):	Year Ended December 31,
	2013	2012	2011
Number of full-time billable consultants (at period end) (2):
Huron Healthcare (6)	966	856	757
Huron Legal	141	139	113
Huron Education and Life Sciences	504	413	313
Huron Financial	64	62	73

Total (6)	1,675	1,470	1,256
Average number of full-time billable consultants (for the period) (2):
Huron Healthcare (6)	907	819	692
Huron Legal	146	126	117
Huron Education and Life Sciences	450	368	292
Huron Financial	62	67	75

Total (6)	1,565	1,380	1,176

Other Operating Data of Continuing Operations (excluding All Other):	Year Ended December 31,
	2013	2012	2011
Full-time billable consultant utilization rate (3):
Huron Healthcare (6)	83.0%	79.5%	80.0%
Huron Legal	60.8%	67.4%	60.5%
Huron Education and Life Sciences	66.7%	73.1%	72.7%
Huron Financial	73.7%	56.3%	72.5%
Total (6)	75.9%	75.6%	75.9%
Full-time billable consultant average billing rate per hour (4):
Huron Healthcare (6)	$233	$224	$255
Huron Legal	$248	$240	$238
Huron Education and Life Sciences	$214	$212	$220
Huron Financial	$329	$302	$329
Total (6)	$233	$225	$250
Revenue per full-time billable consultant (in thousands):
Huron Healthcare (6)	$369	$325	$377
Huron Legal	$272	$299	$247
Huron Education and Life Sciences	$269	$295	$312
Huron Financial	$460	$318	$448
Total (6)	$335	$314	$352
Average number of full-time equivalents (for the period) (5):
Huron Healthcare (6)	53	57	71
Huron Legal	1,062	1,054	1,015
Huron Education and Life Sciences	44	33	45
Huron Financial	2	2	2

Total (6)	1,161	1,146	1,133
Revenue per full-time equivalent (in thousands):
Huron Healthcare (6)	$449	$396	$296
Huron Legal	$135	$140	$141
Huron Education and Life Sciences	$612	$643	$525
Huron Financial	$543	$350	$631
Total (6)	$168	$168	$168

(1)	Operating expenses not allocated to the segments include the goodwill impairment charges, among others. The goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

(2)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

(3)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all of our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

(4)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

(5)	Consists of project consultants and contractors who work variable schedules as needed by our clients and generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

(6)	Effective January 1, 2013, a group within the Huron Healthcare segment that provides post-implementation services that was previously classified as full-time equivalents is now classified as full-time billable consultants due to the evolving nature of the services that they offer. Prior periods have been revised to reflect this change.

Non-GAAP Measures

We also assess our results of operations using certain non-GAAP financial measures. These non-GAAP financial measures differ from GAAP because the non-GAAP financial measures we calculate to measure Adjusted EBITDA, Adjusted net income from continuing operations, and Adjusted diluted earnings per share from continuing operations exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.

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

The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues	$720,522	$625,961	$606,314

Net income from continuing operations	$66,463	$35,953	$21,481
Add back:
Income tax expense	47,176	29,695	21,629
Interest and other expenses	6,266	7,795	12,337
Depreciation and amortization	23,601	22,338	23,888

Earnings before interest, taxes, depreciation and amortization (EBITDA)	143,506	95,781	79,335
Add back:
Restructuring charges	761	4,004	3,829
Restatement related expenses	—	1,785	4,579
Litigation and other settlement (gains) losses	(5,875)	1,150	1,096
Goodwill impairment charges	—	13,083	21,973

Adjusted EBITDA	$138,392	$115,803	$110,812

Adjusted EBITDA as a percentage of revenues	19.2%	18.5%	18.3%

	Year Ended December 31,
	2013	2012	2011
Net income from continuing operations	$66,463	$35,953	$21,481

Weighted average shares—diluted	22,777	22,285	21,676
Diluted earnings per share from continuing operations	$2.92	$1.61	$0.99

Add back:
Amortization of intangible assets	6,798	6,987	8,165
Restructuring charges	761	4,004	3,829
Restatement related expenses	—	1,785	4,579
Litigation and other settlement (gains) losses	(5,875)	1,150	1,096
Goodwill impairment charges	—	13,083	21,973
Tax effect	(674)	(10,737)	(15,457)

Total adjustments, net of tax	1,010	16,272	24,185

Adjusted net income from continuing operations	$67,473	$52,225	$45,666

Adjusted diluted earnings per share from continuing operations	$2.96	$2.34	$2.11

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

Litigation and other settlement (gains) losses:    We have excluded the effect of the litigation and other settlements to permit comparability with periods that were not impacted by these items.

Goodwill impairment charges:    Goodwill impairment charges are inconsistent in their amount and frequency. We have excluded the effects of these charges to permit comparability with periods that were not impacted by such charges.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues increased $94.5 million, or 15.1%, to $720.5 million for the year ended December 31, 2013, from $626.0 million for the year ended December 31, 2012. Of the overall $94.5 million increase in revenues, $90.8 million was attributable to our full-time consultants, while $3.7 million was attributable to our full-time equivalents.

The $90.8 million increase in full-time billable consultant revenues was driven by increases in the average number of billable consultants, our average bill rate, and our consultant utilization rate. This increase primarily reflected strengthened demand for our services in the Huron Healthcare, Huron Education and Life Sciences, and Huron Financial segments. Revenue attributable to full-time consultants included an increase of $16.3 million in performance-based revenue, which was primarily generated by our Huron Healthcare segment. Performance-based fee engagements may cause significant variations in revenues and operating results due to the timing of achievement of the performance-based criteria. Likewise, the mix of fees earned by the achievement of performance-based criteria compared to fees earned under fixed-fee or time-and-expense arrangements can also vary significantly between periods based on the preferences of our clients.

The $3.7 million increase in full-time equivalent revenues was primarily attributable to an increase in the average number of full-time equivalents. Revenue attributable to full-time equivalents reflected increased use of contractors in the Huron Education and Life Sciences, Huron Healthcare, and Huron Financial segments, partially offset by decreased demand for our document review services in the Huron Legal segment.

Total Direct Costs

Our total direct costs increased $57.9 million, or 14.9%, to $446.6 million for the year ended December 31, 2013 from $388.7 million for the year ended December 31, 2012. The increase was primarily related to a $64.3 million increase in salaries, bonuses, and related expenses for our revenue-generating professionals, partially offset by a $5.1 million decrease in contractor expense, a $1.0 million decrease in intangible asset amortization expense, and a $0.5 million decrease in technology expense. As a percentage of revenues, our total direct costs slightly decreased to 62.0% during 2013 compared to 62.1% during 2012. This primarily reflected the decreases in contractor expense, technology expense, and intangible asset amortization expense, as well as revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, largely offset by an increase in bonus expense for our revenue-generating professionals as a percentage of revenues during 2013.

Total direct costs for the year ended December 31, 2013 included $14.1 million of share-based compensation expense for our revenue-generating professionals compared to $11.6 million in 2012. The increase in share-based compensation expense was primarily driven by an increase in the number of awards earned in 2013 based on 2013 performance compared to the number that were earned in 2012 based on 2012 performance. In the fourth quarter of 2013, the Compensation Committee of the board of directors amended certain share-based awards outstanding under our 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan to provide for a retirement eligibility provision. Under this provision, eligible employees who have reached 62 years of age and have completed seven years of employment with the Company will continue vesting in their share-based awards after retirement, subject to certain conditions. In connection with this new provision, we recorded a one-time charge of $0.7 million in the fourth quarter of 2013 for additional share-based compensation expense.

As previously disclosed in our second quarter 2013 Form 10-Q, and as discussed in Note 2 “Summary of Significant Accounting Policies” under “Part II—Item 8. Financial Statements and Supplementary Data,” in the second quarter of 2013, we identified a $1.1 million error in share-based compensation expense resulting from the use of the straight-line attribution method for performance awards with graded vesting features granted in prior periods. The $1.1 million pretax adjustment, which represented the cumulative error related to all prior period financial statements beginning with the first quarter of 2010 through the first quarter of 2013, resulted in a $0.9 million increase in Direct costs and a $0.2 million increase in Selling, general and administrative expenses. After consideration of both quantitative and qualitative factors, we concluded that our previously issued annual and quarterly financial statements for the years 2010, 2011, and 2012 and the first quarter of 2013 were not materially misstated, and the effect of recognizing this adjustment during the second quarter of 2013 was not material for the period then ended and is not material for the full year 2013 results.

Total direct costs for the year ended December 31, 2013 also included $3.1 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations, compared to $3.8 million of intangible asset amortization expense in 2012. The decrease in intangible asset amortization expense was primarily attributable to an intangible asset that became fully amortized during the third quarter of 2012, partially offset by the amortization of intangible assets acquired in connection with our business acquisitions during 2013 and 2012.

Operating Expenses and Other Operating Gains

Selling, general and administrative expenses increased $13.3 million, or 10.6%, to $138.5 million for the year ended December 31, 2013, compared to $125.3 million for the year ended December 31, 2012. This increase was primarily related to a $12.2 million increase in salaries, bonuses, and related expenses for our support personnel, a $1.7 million increase in practice administration and meetings expenses, a $1.4 million increase in promotion and sponsorship expenses, a $1.0 million increase in computer equipment and software license expenses, and a $0.9 million increase in accounting, tax, and audit fees. These increases were partially offset by a $2.8 million decrease in facilities and other office related expenses and a $0.8 million decrease in training costs. As a percentage of revenues, selling, general and administrative expenses decreased to 19.2% during 2013 compared to 20.0% during 2012. This decrease primarily reflected the decreases in facilities and other office related expenses, training costs, and legal expenses, as well as our revenue growth that outpaced the growth in promotion and sponsorship expenses during 2013, partially offset by an increase in salaries, bonuses, and related expenses for our support personnel as a percentage of revenues. Also included in selling, general and administrative expenses is share-based compensation expense for our non-revenue-generating professionals, which totaled $4.3 million in 2013, compared to $4.0 million in 2012.

Restructuring expense for the year ended December 31, 2013 was $0.8 million compared to $4.0 million for the year ended December 31, 2012. The expense in 2013 primarily related to a $0.6 million restructuring charge related to the consolidation of office space in the Washington, D.C. area. This office space was acquired in the Adams Grayson acquisition that occurred in the second half of 2012. See Note 9 “Restructuring Charges” for further discussion of our restructuring expenses.

We did not incur restatement related expenses during the year ended December 31, 2013. During 2012, expenses incurred in connection with our 2009 restatement totaled $1.8 million and consisted primarily of legal fees. As a result of the 2012 settlement with the SEC, we do not expect to incur any additional restatement related expenses.

Net litigation and other settlement gains totaled $5.9 million for the year ended December 31, 2013, compared to a litigation settlement loss of $1.2 million during 2012. During the third quarter of 2013, we reached a settlement agreement to resolve a lawsuit brought by Huron, resulting in a gain of $5.3 million being recorded. We collected $2.6 million of the settlement amount during the fourth quarter of 2013, and received the remaining amount in January of 2014. During the second quarter of 2012, we conducted preliminary settlement discussions with the relator in the qui tam action discussed in “Legal Proceedings” and in Note 16 “Commitments, Contingencies and Guarantees,” and as a result, we recorded a charge of $1.2 million. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, during the first quarter of 2013, we reversed the charge of $1.2 million taken during 2012. During the fourth quarter of 2013, we settled a dispute with a former client, and as a result recorded a charge of $0.6 million.

Depreciation expense increased $1.2 million, or 7.8%, to $16.5 million for the year ended December 31, 2013, from $15.3 million for the year ended December 31, 2012. The increase was primarily related to the depreciation of servers and network equipment placed into service in the fourth quarter of 2012 and first half of 2013. Non-direct intangible assets amortization expense increased $0.8 million, or 24.5%, to $4.0 million in 2013 from $3.2 million in 2012. The increase in amortization expense reflected amortization related to certain intangible assets acquired as the result of business combinations during 2012 and 2013, partially offset by certain intangible assets from prior acquisitions that became fully amortized during the second half of 2012. Non-direct intangible assets amortization relates to customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our acquisitions.

Goodwill impairment charge expense was $13.1 million during 2012 and was related to our Huron Financial segment. See Note 4 “Goodwill and Intangible Assets” for further discussion of this charge.

Operating Income

Operating income increased $46.5 million, or 63.3%, to $119.9 million for the year ended December 31, 2013, from $73.4 million for the year ended December 31, 2012. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 16.6% in 2013 compared to 11.7% in 2012. The increase in operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and contractors, as well as the decreases in facilities and other office related expenses, restructuring expenses, and restatement expenses. These increases to the operating margin were partially offset by an increase in bonus expense for both our revenue-generating professionals and support personnel as a percentage of revenues when comparing 2013 to 2012. The operating margin in 2013 was also favorably impacted by the net litigation and other settlement gain in the period, while the operating margin in 2012 was negatively impacted by the goodwill impairment charge and litigation settlement loss in that period.

Other Expense, Net

Other expense, net decreased $1.5 million, or 19.6%, to $6.3 million for the year ended December 31, 2013, from $7.8 million for the year ended December 31, 2012. The decrease was attributable to a $1.7 million, or 20.7%, decrease in interest expense in 2013, which was the result of a decrease in our borrowing levels combined with lower interest rates during the period.

Income Tax Expense

For the year ended December 31, 2013, we recognized income tax expense from continuing operations of $47.2 million on income from continuing operations of $113.6 million, for an effective tax rate of 41.5%. For the year ended December 31, 2012, we recognized income tax expense from continuing operations of $29.7 million on income from continuing operations of $65.6 million, for an effective tax rate of 45.2%. Our effective tax rate for 2013 was higher than the statutory rate, inclusive of state income taxes, primarily due to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of certain credits and deductions. Our effective tax rate for 2012 was higher than the statutory rate, inclusive of state taxes, primarily due to the impact of foreign losses with no tax benefit, partially offset by the release of reserves for uncertain tax positions. The foreign losses with no tax benefit and the non-deductible expenses had a larger impact on our effective tax rate in 2012 compared to 2013 due to the lower pretax income from continuing operations in 2012.

Net Income from Continuing Operations

Net income from continuing operations was $66.5 million for the year ended December 31, 2013, compared to $36.0 million for the year ended December 31, 2012. The $30.5 million increase in net income from continuing operations was primarily due to the increase in operating income, as discussed above, partially offset by the corresponding increase in income tax expense. The offsetting increase in income tax expense was partially mitigated by a lower effective tax rate in 2013 compared to 2012. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the year ended December 31, 2013 was $2.92 compared to $1.61 for 2012.

EBITDA and Adjusted EBITDA

EBITDA increased $47.7 million to $143.5 million for the year ended December 31, 2013, from $95.8 million for the year ended December 31, 2012. Adjusted EBITDA increased $22.6 million to $138.4 million in 2013 from $115.8 million in 2012. The increase in EBITDA was primarily driven by increases in the segment operating income of our Huron Healthcare and Huron Financial segments, partially offset by decreases in the segment operating income of our Huron Education and Life Sciences and Huron Legal segments, as discussed below in Segment Results. The increase in EBITDA was also due to decreases in the goodwill impairment charge, restructuring expenses, and restatement related expenses in 2013 compared to 2012. The increase in Adjusted EBITDA was primarily due to the increase in segment operating income in 2013.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations was $67.5 million for the year ended December 31, 2013, compared to $52.2 million for the year ended December 31, 2012. The increase was primarily attributable to the increase in segment operating income.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $70.0 million, or 24.2%, to $358.8 million for the year ended December 31, 2013, from $288.8 million for the year ended December 31, 2012. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 1.6%, 64.6%, 29.1%, and 4.7% of this segment’s revenues in 2013, respectively, compared to 1.3%, 62.4%, 30.7%, and 5.6% in 2012, respectively.

Of the overall $70.0 million increase in revenues, $68.5 million was attributable to our full-time billable consultants and $1.5 million was attributable to our full-time equivalents. The increase in demand for our services in the Huron Healthcare segment reflects the increased pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected increases in the average number of full-time billable consultants, consultant utilization rate, and average billing rate. Performance-based fee revenue was $104.5 million during 2013 compared to $88.6 million during 2012. This increase in performance-based fee revenue reflected our execution of favorable results at certain healthcare clients during the fourth quarter of 2013. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria. With regard to our full-time equivalents, the Huron Healthcare segment experienced an increase in revenue per full-time equivalent, partially offset by a decrease in the average number of full-time equivalents during 2013 compared to 2012.

Operating Income

Huron Healthcare segment operating income increased $31.0 million, or 28.0%, to $141.9 million for the year ended December 31, 2013, from $110.9 million for the year ended December 31, 2012. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 39.5% in 2013 from 38.4% in 2012. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, as well as decreases in technology expense, contractor expense, intangible asset amortization expense, legal expenses, and severance expense, partially offset by an increase in the bonus expense for our revenue-generating professionals as a percentage of revenues during 2013 compared to 2012.

Huron Legal

Revenues

Huron Legal segment revenues decreased $2.5 million, or 1.4%, to $182.4 million for the year ended December 31, 2013, from $184.9 million for the year ended December 31, 2012. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 95.6%, 3.8%, and 0.6% of this segment’s revenues during 2013, respectively, compared to 95.5%, 4.3%, and 0.2% in 2012, respectively.

Of the overall $2.5 million decrease in revenues, $4.5 million was attributable to a decrease in revenue generated by our full-time equivalents, partially offset by a $2.0 million increase in revenue generated by our full-time billable consultants. The decrease in revenue attributable to full-time equivalents was driven by a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents. The decrease in full-time equivalent revenues reflected a decreased demand for our document review services. The $2.0 million increase in full-time billable consultant revenue was driven by an increase in the average number of full-time billable consultants and average bill rate, partially offset by a decrease in the consultant utilization rate during 2013 compared to 2012.

Operating Income

Huron Legal segment operating income decreased $2.3 million, or 5.3%, to $42.0 million for the year ended December 31, 2013, from $44.3 million for the year ended December 31, 2012. Segment operating margin decreased to 23.0% in 2013 from 24.0% in 2012. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for both our revenue-generating professionals and support personnel, as well as increases in technology expense and promotion and sponsorship expenses, largely offset by decreases in contractor expense, bonus expense for our revenue-generating professionals, and restructuring expense as percentages of revenues.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased $18.9 million, or 14.6%, to $148.3 million for the year ended December 31, 2013, from $129.4 million for the year ended December 31, 2012. Revenues for 2013 included $4.7 million from our fourth quarter acquisition of Blue Stone International. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 81.3%, 14.8%, and 3.9% of this segment’s revenues during 2013, respectively, compared to 78.2%, 17.9%, and 3.9% in 2012, respectively.

Of the overall $18.9 million increase in revenues, $13.3 million was attributable to our full-time billable consultants and $5.6 million was related to our full-time equivalents. The overall increase in demand for our services in the Huron Education and Life Sciences segment reflected the increased competitive pressures faced by our clients as the result of increased regulation, rising costs, and declining funding. The increase in revenues from our full-time billable consultants was driven by increases in the average number of full-time billable consultants and the average billing rate in 2013 compared to 2012, partially offset by a decrease in the consultant utilization rate. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents in 2013 compared to 2012, partially offset by a decrease in revenue per full-time equivalent during the same period.

Operating Income

Huron Education and Life Sciences segment operating income decreased $2.4 million, or 6.2%, to $35.9 million for the year ended December 31, 2013, from $38.3 million for the year ended December 31, 2012. The Huron Education and Life Sciences segment operating margin decreased to 24.2% for 2013 from 29.6% for 2012. The decrease in this segment’s operating margin was primarily attributable to increases in contractor expense, salaries and related expenses for both our revenue-generating professionals and support personnel, and practice administration and meetings expenses, all as percentages of revenues, partially offset by revenue growth that outpaced the increase in bonus expense for our revenue-generating professionals.

Huron Financial

Revenues

Huron Financial segment revenues increased $8.0 million, or 36.1%, to $30.0 million for the year ended December 31, 2013, from $22.0 million for the year ended December 31, 2012. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based engagements represented 76.7%, 20.0%, and 3.3% of this segment’s revenues during 2013, respectively, compared to 74.1%, 23.6%, and 2.3% of this segment’s revenues in 2012, respectively.

Of the overall $8.0 million increase in revenues, $7.4 million was attributable to our full-time billable consultants and $0.6 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in our consultant utilization rate and average bill rate, partially offset by a decrease in the average number of full-time billable consultants when comparing 2013 to 2012. The increase in revenue attributable to our full-time equivalents was driven by an increase in revenue per full-time equivalent in 2013 compared to 2012. Performance-based fee revenues were $1.0 million in 2013 compared to $0.5 million in 2012. The overall increase in revenues is attributable to an increase in demand for our restructuring and turnaround and operational improvement consulting services. The increased demand within this segment is partially the result of the initiatives we undertook during 2012, which included, among other things, broadening our service offerings, hiring additional managing directors, and increasing collaboration with our other practices, all of which were intended to increase demand for our services and improve the segment’s financial performance.

Operating Income

Huron Financial segment operating income increased by $5.4 million to $7.3 million for the year ended December 31, 2013, compared to $1.9 million for the year ended December 31, 2012. Segment operating margin increased to 24.3% for 2013 from 8.6% for 2012. The increase in this segment’s operating margin was primarily attributable to a decrease in salaries and related expenses for both our revenue-generating professionals and support personnel and decreases in promotion and sponsorship expense and practice administration and meetings expenses, partially offset by an increase in bonus expense for both our revenue-generating professionals and support personnel as a percentage of revenues.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues increased $19.6 million, or 3.2%, to $626.0 million for the year ended December 31, 2012 from $606.3 million for the year ended December 31, 2011. Of the overall $19.6 million increase in revenues, $16.7 million was attributable to our full-time consultants, while $2.9 million was attributable to our full-time equivalents.

The $16.7 million increase in full-time billable consultant revenues was attributable to increases in demand for our Huron Education and Life Sciences and Huron Healthcare services and our Huron Legal segment’s advisory services, partially offset by a decrease in demand for our Huron Financial segment’s services. Revenue attributable to full-time consultants increased despite a decrease of $17.3 million in performance-based revenue. Performance-based fee engagements may cause significant variations in revenues and operating results due to the timing of achievement of the performance-based criteria. Likewise, the mix of fees earned by the achievement of performance-based criteria compared to fees earned under fixed-fee or time-and-expense arrangements can also vary significantly between periods based on the preferences of our clients. Our average number of full-time billable consultants increased in 2012 compared to 2011, partially offset by a decrease in our full-time billable consultant average billing rate.

The $2.9 million increase in full-time equivalent revenues resulted from increased demand for our discovery and records management services in the Huron Legal segment. The increase in full-time equivalent revenues was driven by an increase in our average number of full-time equivalents while the average revenue per full-time equivalent was consistent between 2012 and 2011.

Total Direct Costs

Our total direct costs increased $7.3 million to $388.7 million, or 1.9%, for the year ended December 31, 2012 from $381.4 million for the year ended December 31, 2011. The increase was primarily related to a $20.2 million increase in salaries, bonuses and related expenses for our revenue-generating professionals and a $1.1 million increase in rent and utility charges for our document review centers, partially offset by a $13.7 million decrease in contractor expense. Total direct costs for the year ended December 31, 2012 included $11.6 million of share-based compensation expense for our revenue-generating professionals and $3.8 million of intangible assets amortization expense, primarily representing customer-related assets and software. Total direct costs for the year ended December 31, 2011 included $14.0 million of share-based compensation expense for our revenue-generating professionals and $5.4 million of intangible assets amortization expense. The decrease in share-based compensation expense during 2012 reflected a decrease in expense related to certain retention awards granted in 2009 that became fully vested in 2011. The decrease in intangible asset amortization was attributable to certain intangible assets that became fully amortized during 2011 and the third quarter of 2012, partially offset by amortization of intangible assets acquired in connection with business acquisitions that occurred during 2012.

Operating Expenses and Other Operating Gains

Selling, general and administrative expenses increased $6.0 million, or 5.0%, to $125.3 million for the year ended December 31, 2012 from $119.3 million for the year ended December 31, 2011. This increase was primarily related to a $2.2 million increase in salaries, bonuses, and related expenses for our support personnel, a $1.7 million increase in legal expenses, a $1.3 million increase in professional services expenses, a $1.2 million increase in practice administration and meeting expenses, a $0.8 million increase in software license expenses, and a $0.6 million increase in office rent and related expenses. These increases were partially offset by a $1.2 million decrease in promotion expense and a $0.6 million decrease in research expense. Share-based compensation expense for our support personnel was $4.0 million in 2012 compared to $5.2 million in 2011. The decrease in share-based compensation expense was primarily due to certain awards that became fully vested in 2011 and a reduction in our estimate of the number of awards that were to be earned for 2012 performance when compared to the awards that were earned for 2011 performance.

Restructuring expense for the year ended December 31, 2012 was $4.0 million. This expense primarily consisted of accelerated depreciation on leasehold improvements on our New York City office location, which we relocated during the fourth quarter of 2012, brokerage fees related to the execution of a sublease arrangement for this space, charges related to the consolidation of additional office space in the Washington, D.C. area, also as the result of our Adams Grayson acquisition, and severance and other exit costs related to the wind down of certain operations in the Middle East. These charges were partially offset by the net favorable impact of updated assumptions for certain lease accruals related to previously vacated office spaces and a release from our obligation for certain vacated space at our Chicago headquarters in connection with the lease amendment entered into during the fourth quarter of 2012. We did not incur a lease charge related to the relocation of our New York City office space in 2012, as income from our subtenant is expected to more than offset our remaining lease obligations through 2016, net of our deferred lease liability. Restructuring expense for 2011 was $3.8 million. See Note 9 “Restructuring Charges” for further discussion of our restructuring expenses.

Expenses incurred in connection with our 2009 restatement totaled $1.8 million for the year ended December 31, 2012, compared to $4.6 million for the year ended December 31, 2011. In 2012, restatement related expenses consisted primarily of legal fees. In 2011, restatement related expenses consisted of $3.6 million in legal fees and $1.0 million related to our settlement with the SEC. As a result of the 2012 settlement with the SEC, we do not expect to incur any additional restatement related expenses. Litigation settlement expense was $1.2 million during 2012. During the second quarter of 2012, we conducted preliminary settlement discussions with the relator in the qui tam action discussed in “Legal Proceedings” and in Note 16 “Commitments, Contingencies and Guarantees,” and as a result we recorded a charge of $1.2 million in the second quarter.

Depreciation expense decreased $0.4 million, or 2.4%, to $15.3 million for the year ended December 31, 2012, from $15.7 million for the year ended December 31, 2011. Non-direct intangible assets amortization expense increased $0.4 million, or 13.5%, to $3.2 million in 2012 from $2.8 million in 2011. The increase in amortization expense reflected amortization related to certain intangible assets acquired as the result of business combinations during 2012, offset by certain intangible assets from prior acquisitions that became fully amortized in 2011. Non-direct intangible assets amortization related to customer relationships, non-competition agreements and trade names acquired in connection with our acquisitions.

Goodwill impairment charge expense was $13.1 million during 2012 and was related to our Huron Financial segment. See Note 4 “Goodwill and Intangible Assets” and the Critical Accounting Policies section above for further discussion of this charge. Goodwill impairment charge expense was $22.0 million in 2011 and was also related to our Huron Financial segment.

Operating Income

Operating income increased $18.0 million, or 32.5%, to $73.4 million for the year ended December 31, 2012, from $55.4 million for the year ended December 31, 2011. Operating margin increased to 11.7% in 2012 compared to 9.1% in 2011. The increase in operating margin was primarily attributable to decreased goodwill impairment expense, decreased contractor expense, and decreased restatement expenses, partially offset by an increase in salaries, bonuses, and related expenses for our revenue-generating professionals as a percentage of revenues when comparing 2012 to 2011.

Other Expense, Net

Other expense decreased $4.5 million, or 36.8%, to $7.8 million for the year ended December 31, 2012, from $12.3 million for the year ended December 31, 2011. The decrease was attributable to a $4.0 million, or 32.9%, decrease in interest expense and a $0.5 million increase in other income. The $4.0 million decrease in interest expense was the result of a decrease in our borrowing levels combined with lower interest rates. Interest expense in 2011 also included a $0.5 million write-off of debt issue costs related to the refinancing of our credit facility during that period. Other income increased by $0.5 million during 2012 as the result of improved performance of the investments used to fund our deferred compensation plan.

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

Discontinued Operations

Net income from discontinued operations was $0.5 million for the year ended December 31, 2012, compared to net loss from discontinued operations of $1.0 million for the year ended December 31, 2011. See Note 3 “Discontinued Operations” under “Part II—Item 8. Financial Statements and Supplementary Data” for further information about our discontinued operations.

EBITDA and Adjusted EBITDA

EBITDA increased $16.5 million to $95.8 million for the year ended December 31, 2012, from $79.3 million for the year ended December 31, 2011. Adjusted EBITDA increased $5.0 million to $115.8 million in 2012 from $110.8 million in 2011. The increase in EBITDA was partially driven by the increase in segment operating income of our Huron Education and Life Sciences, Huron Healthcare, and Huron Legal segments, partially offset by a decrease in segment operating income of our Huron Financial segment, as discussed below in Segment Results. The increase in EBITDA was also due to decreases in the goodwill impairment charge and restatement related expenses. The increase in Adjusted EBITDA was primarily due to the increase in segment operating income.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations was $52.2 million for the year ended December 31, 2012, compared to $45.7 million for the year ended December 31, 2011. The increase was primarily attributable to the increase in segment operating income.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $8.4 million, or 3.0%, to $288.8 million for the year ended December 31, 2012, from $280.4 million for the year ended December 31, 2011. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 1.3%, 62.4%, 30.7%, and 5.6% of this segment’s revenues in 2012, respectively, compared to 0.6%, 56.9%, 37.7%, and 4.8% in 2011, respectively.

Of the overall $8.4 million increase in revenues, $5.7 million was attributable to our full-time billable consultants and $2.7 million was attributable to our full-time equivalents. The increase in demand for our services in the Huron Healthcare segment reflected the increased competitive pressures faced by our clients as the result of increased regulation, rising costs, and declining reimbursements from government and commercial payers. Revenues increased despite a $17.2 million decrease in performance-based revenue. Performance-based fee arrangements may cause significant variations in revenues and operating results due to the timing of achievement of the performance-based criteria. Likewise, the mix of fees earned by the achievement of performance-based criteria compared to fees earned under fixed-fee or time-and-expense arrangements can also vary significantly between periods based on the preferences of our clients. With regard to full-time billable consultants, the Huron Healthcare segment experienced an increase in the average number of full-time billable consultants, while the average billing rate per hour and the consultant utilization rate both decreased when comparing 2012 to 2011. This segment experienced a decrease in the average number of full-time equivalents during 2012; however, this was more than offset by an increase in revenue per full-time equivalent.

Operating Income

Huron Healthcare segment operating income increased $4.9 million, or 4.6%, to $110.9 million for the year ended December 31, 2012 from $106.0 million for the year ended December 31, 2011. The Huron Healthcare segment operating margin increased to 38.4% in 2012 from 37.8% in 2011. The increase in this segment’s operating margin was attributable to decreases in technology expense, intangible asset amortization expense, and training costs during 2012 when compared to 2011, partially offset by an increase in salaries and related expenses for both our revenue-generating professionals and support personnel as a percentage of revenues during the same periods.

Huron Legal

Revenues

Huron Legal segment revenues increased $12.5 million, or 7.3%, to $184.9 million for the year ended December 31, 2012, from $172.4 million for the year ended December 31, 2011. Revenues for 2012 included $9.9 million from our third quarter acquisition of Adams Grayson, while revenues for 2011 did not include any revenues from Adams Grayson. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 95.5%, 4.3%, and 0.2% of this segment’s revenues during 2012, respectively. During 2011, revenues from time-and-expense engagements and fixed-fee engagements represented 94.3% and 5.7% of this segment’s revenues, respectively.

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

Operating Income

Huron Legal segment operating income increased $1.1 million, or 2.6%, to $44.3 million for the year ended December 31, 2012, from $43.2 million for the year ended December 31, 2011. Segment operating margin decreased to 24.0% in 2012 from 25.1% in 2011. The decrease in this segment’s operating margin was primarily attributable to higher salaries, bonuses, and related expenses for both our revenue-generating professionals and support personnel, technology expense, rent expense for our document review centers, and depreciation on fixed assets, partially offset by lower contractor expense when comparing 2012 to 2011.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased $14.1 million, or 12.2%, to $129.4 million for the year ended December 31, 2012, from $115.3 million for the year ended December 31, 2011. Revenues from time-and-

expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 78.2%, 17.9%, and 3.9% of this segment’s revenues in 2012, respectively, compared to 66.3%, 30.7%, and 3.0% in 2011, respectively.

Of the overall $14.1 million increase in revenues, $16.8 million was attributable to an increase in revenue generated by our full-time billable consultants, partially offset by a $2.7 million decrease in revenue generated by our full-time equivalents. The overall increase in demand for our services in the Huron Education and Life Sciences segment reflected the increased competitive pressures faced by our clients as the result of increased regulation, rising costs, and declining funding. With regard to full-time billable consultants, the Huron Education and Life Science segment experienced an increase in the average number of consultants and the consultant utilization rate, while the average billing rate per hour decreased when comparing 2012 to 2011. This segment experienced a decrease in the average number of full-time equivalents during 2012, partially offset by an increase in revenue per full-time equivalent.

Operating Income

Huron Education and Life Sciences segment operating income increased $5.2 million, or 15.8%, to $38.3 million for the year ended December 31, 2012, from $33.1 million for the year ended December 31, 2011. The Huron Education and Life Sciences segment operating margin increased to 29.6% in 2012 from 28.7% in 2011. The increase in this segment’s operating margin was attributable to lower contractor expense during 2012 when compared to 2011, partially offset by increases in salaries, bonuses, and related expenses for our revenue-generating professionals and promotion and sponsorship expenses, both as percentages of revenues, during the same periods.

Huron Financial

Revenues

Huron Financial segment revenues decreased $12.9 million, or 36.9%, to $22.0 million for the year ended December 31, 2012, from $34.9 million for the year ended December 31, 2011. Revenues from time-and-expense engagements, fixed-fee engagements and performance-based engagements represented 74.1%, 23.6%, and 2.3% of this segment’s revenues during 2012, respectively. For 2011, revenues from time-and-expense engagements, fixed-fee engagements, and performance-based engagements represented 75.7%, 22.5%, and 1.8% of this segment’s revenues, respectively.

Of the overall $12.9 million decrease in revenues, $12.3 million was attributable to our full-time billable consultants and $0.6 million was attributable to our full-time equivalents. The overall decrease reflected reduced demand for our restructuring and turnaround and valuation consulting services. Our average number of full-time billable consultants, utilization rate, and average billing rate all decreased when comparing 2012 to 2011. During 2012, we undertook several initiatives intended to improve the segment’s financial performance, including broadening our service offerings, hiring additional managing directors and building synergies with other practices. These initiatives were intended to increase demand for our services in the highly competitive financial consulting market during 2013.

Operating Income

Huron Financial segment operating income decreased $8.0 million, or 81.0%, to $1.9 million for the year ended December 31, 2012, compared to $9.9 million for the year ended December 31, 2011. Segment operating margin decreased to 8.6% in 2012 from 28.4% in 2011. The decrease in this segment’s operating margin was primarily attributable to increased salaries, bonuses, and related expenses for both our revenue-generating professionals and support personnel as a percentage of revenues during 2012 when compared to 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $58.1 million, $25.2 million, and $5.1 million at December 31, 2013, 2012 and 2011, respectively. Our primary sources of liquidity are cash flows from our U.S. operations and debt capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$115,258	$102,364	$109,409
Net cash used in investing activities	$(52,658)	$(74,239)	$(39,282)
Net cash used in financing activities	$(29,648)	$(8,071)	$(71,469)

Operating Activities

Net cash provided by operating activities totaled $115.3 million, $102.4 million, and $109.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and benefits to employees affect these account balances. The increase in cash provided by operations in 2013 when compared with 2012 was primarily attributable to higher net income and lower bonus payments in 2013, partially offset by an increase in receivables of billed and unbilled services from clients and increased tax payments during 2013 compared to 2012. The increase in receivables of billed services from clients was primarily driven by several large performance-based fee engagements where the revenue recognized as of December 31, 2013 was not collected until the first quarter of 2014.

During the fourth quarter of 2013, we identified that accrued capital expenditures were incorrectly classified as Purchases of property and equipment, net within in the investing activities section. The Consolidated Statements of Cash Flows presented herein have been revised to reflect the correction of this error. The results of this correction were a (decrease) increase in net cash used in investing activities of $(3.2) million and $0.8 million in 2012 and 2011, respectively, with offsetting adjustments recorded to net cash provided by operating activities during the same periods. This classification error is not considered material for the years ended December 31, 2011, 2012, and 2013 or the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013.

The decrease in cash provided by operations in 2012 when compared to 2011 was primarily attributable to higher bonus payments in 2012 related to 2011 performance than in 2011 related to 2010 performance, partially offset by higher operating income, improved collection of client receivables, and higher collection of income tax receivables in 2012 when compared to 2011.

Investing Activities

Net cash used in investing activities was $52.7 million, $74.2 million, and $39.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. The use of cash in 2013 primarily consisted of $30.3 million for business acquisitions completed in 2013, and $20.2 million for purchases of property and equipment.

The use of cash in 2012 primarily consisted of $32.2 million of additional purchase consideration earned by the selling shareholders of businesses that we acquired in previous years based on 2011 performance, $22.1 million for business acquisitions in 2012, and $17.5 million for purchases of property and equipment. In connection with certain past business acquisitions, we were required to pay additional purchase consideration to the sellers if specific performance targets were met over a number of years as specified in the related purchase agreements. As of December 31, 2013 and 2012, we had no further obligations under these arrangements for prior acquisitions.

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

We estimate that the cash utilized for capital expenditures in 2014 will be approximately $30.0 million, consisting of information technology related equipment and leasehold improvements to support the continued growth of our document review and processing services, as well as information technology related equipment to support our corporate infrastructure.

Financing Activities

Net cash used in financing activities was $29.6 million, $8.1 million, and $71.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase in cash used in financing activities in 2013 when compared to 2012 was primarily due to higher repayments, net of borrowings, under our credit facility during 2013. Our financing activities during 2013 also included $5.4 million of deferred acquisition payments related to prior year acquisitions. The use of cash in 2013 included $1.2 million for debt issue costs compared to $2.5 million in 2012.

Cash used in financing activities in 2012 consisted primarily of cash paid for employees’ tax withholding obligations as part of a net-share settlement of share-based awards, payments for debt issue costs, and deferred acquisition payments. In 2011, cash used in financing activities was primarily attributable to net repayments on our credit facility.

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement with various financial institutions, as amended by the first and second amendments to the credit agreement dated as of August 31, 2012 and September 25, 2013, respectively (as amended and modified, the “2011 Credit Agreement”). The 2011 Credit Agreement replaced the previous Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein. The second amendment to the credit agreement extended the term of the 2011 Credit Agreement from August 31, 2017 to September 25, 2018, and provided for less restrictive covenants, among other things.

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

The obligations under the 2011 Credit Agreement are secured pursuant to a Security Agreement with Bank of America, N.A. as Collateral Agent. The Security Agreement grants Bank of America, N.A., for the ratable benefit of the lenders under the 2011 Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors. The Revolver and Term Loan are also secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.

Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the 2011 Credit Agreement. Interest is based on a spread over the London Interbank Offered Rate (“LIBOR”) or a spread over the base rate, as selected by the Company. The base rate is the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate and (c) except during a Eurodollar Unavailability Period, the Eurodollar Rate plus 1.0%.

As of the date of the second amendment to the credit agreement, the Term Loan had a principal amount outstanding of $181.3 million. This principal balance is subject to scheduled quarterly amortization payments that began in 2013. The aggregate annual quarterly amortization payments, expressed as a percentage of the original principal balance, are as follows: 6.9% in 2013, 13.8% in 2014, 15.8% in 2015, 16.6% in 2016, 16.6% in 2017, and 30.3% in 2018, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is September 25, 2018, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on September 25, 2018. As of December 31, 2013, the Company has made all scheduled quarterly amortization payments as they have come due in accordance with the Term Loan.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio that varies throughout the term and was 3.00 to 1.00 as of December 31, 2013, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At December 31, 2013, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.28 to 1.00, a leverage ratio of 1.10 to 1.00, and net worth greater than $150 million. At December 31, 2012, we were also in compliance with our financial covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At December 31, 2013, outstanding letters of credit totaled $4.9 million and are primarily used as security deposits for our office facilities. As of December 31, 2013, the unused borrowing capacity under the 2011 Credit Agreement was $242.6 million. Borrowings outstanding under this credit facility at December 31, 2013 totaled $168.8 million, all of which was under the Term Loan. These borrowings carried a weighted average interest rate of 2.0%, including the effect of the interest rate swaps described below in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” During the year ended December 31, 2013, the average daily outstanding balance under our credit facility was $187.2 million.

Borrowings outstanding at December 31, 2012 totaled $192.5 million and carried a weighted average interest rate of 2.5% including the effect of the interest rate swaps.

Effective March 31, 2013, we have classified as current liabilities the scheduled quarterly principal payments due under the Term Loan within twelve months of the balance sheet date, as we intend to make these payments with cash from operations rather than from availability under the Revolver.

During 2013, 2012, and 2011, we made borrowings to pay bonuses and additional purchase consideration earned by selling shareholders of businesses that we acquired. We also made borrowings to fund our daily operations, including costs related to the restatement matters.

See “Part I—Item 1A. Risk Factors” for a discussion of certain risks and uncertainties related to the 2011 Credit Agreement.

On February 25, 2014, we announced that our board of directors had authorized a share repurchase program pursuant to which the Company may, from time to time, repurchase up to $50 million of its common stock through February 28, 2015. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of the Company’s common stock, general market and business conditions, and applicable legal requirements.

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

CONTRACTUAL OBLIGATIONS

The following table represents our significant obligations and commitments as of December 31, 2013 and the scheduled years of payments (in thousands).

	Less than 1 year (2014)	1-3 years (2015 to 2016)	3-5 years (2017 to 2018)	More than 5 years (2019 and thereafter)	Total
Long-term bank borrowings	$25,000	$58,750	$85,000	$—	$168,750
Purchases of businesses	5,330	—	—	—	5,330
Capital lease obligations	84	49	—	—	133
Operating lease obligations	13,157	27,765	16,795	26,774	84,491
Purchase obligations	9,564	2,373	135	—	12,072

Total contractual obligations	$53,135	$88,937	$101,930	$26,774	$270,776

Borrowings outstanding under our credit facility at December 31, 2013 totaled $168.8 million. As described under “Liquidity and Capital Resources” and Note 6 “Borrowings” under “Part II—Item 8. Financial Statements and Supplementary Data,” interest on borrowings varies based on our level of borrowings, fluctuations in the variable base rates provided for in the 2011 Credit Agreement, and the spread we pay over those base rates based on our total debt to EBITDA ratio. As such, we are unable to quantify our future obligations relating to interest on our borrowings.

Purchases of businesses represent deferred acquisition payments related to certain businesses we have acquired. These payments are fixed and determined at the time of the acquisition and the fair value of the payments are included in the purchase price of the business.

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

Purchase obligations include sponsorships, subscriptions to research tools, information technology, and other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation. As of December 31, 2013, our liabilities for uncertain tax positions were $0.4 million, which are classified as non-current. We are unable to reasonably estimate the timing of future cash flows related to the non-current portion as it is dependent on examinations by taxing authorities.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance will be effective for the Company beginning in the first quarter of 2014. We do not expect the adoption of ASU 2013-11 to impact our consolidated financial statements.

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

SUBSEQUENT EVENTS

Effective January 1, 2014, we completed our acquisition of the assets of The Frankel Group Associates, LLC (“The Frankel Group”), a life sciences consulting firm. Under the terms of the asset purchase agreement, the Company acquired substantially all of the assets and assumed certain liabilities of The Frankel Group. The results of operations of The Frankel Group will be included within the Huron Education and Life Sciences segment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At December 31, 2013, we had borrowings outstanding totaling $168.8 million that carried a weighted average interest rate of 2.0% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $0.9 million effect on our pretax income including the effect of the interest rate swaps described below.

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

On May 30, 2012, we entered into an amortizing interest rate swap agreement effective on May 31, 2012 and ending on April 14, 2016. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap had an initial notional amount of $37.0 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.70%.

Including the impact of the above swap agreements, the effective interest rate on $76.3 million of our debt, which equals the notional amount of the swap agreements at December 31, 2013, was 2.4%.

On April 4, 2013, we entered into a forward amortizing interest rate swap agreement effective on March 31, 2014 and ending on August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $60.0 million and amortizes such that, collectively with our other two interest rate swaps, we are effectively fixing the interest rate on 80% of our Term Loan borrowings throughout the term of the swap agreement. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 0.985%.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of December 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2014 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2013 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders (1):
2002 Equity Incentive Plan (California)	435	$1.96	—	(2)
2003 Equity Incentive Plan	5,546	$1.96	—	(2)
2004 Omnibus Stock Plan	194,447	$26.64	—	(2)
2012 Omnibus Incentive Plan	36,617	$39.19	750,173
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	237,045	$27.95	750,173

(1)	Our 2012 Omnibus Incentive Plan was approved by our shareholders at our annual meeting held on May 1, 2012. Under the 2012 Omnibus Incentive Plan, 1,398,204 shares were reserved for issuance, consisting of 548,204 shares remaining available under the 2004 Omnibus Stock Plan as of the shareholder approval date, plus an additional 850,000 shares reserved for issuance. Our previous equity compensation plans were approved by the existing shareholders prior to our initial public offering.

(2)	Upon adoption of the 2012 Omnibus Incentive Plan, we terminated the 2004 Omnibus Stock Plan with respect to future awards and no further awards will be granted under this plan. Prior to the completion of our initial public offering, and upon adoption of the 2004 Omnibus Stock Plan, we terminated the 2002 Equity Incentive Plan (California) and 2003 Equity Incentive Plan with respect to future awards and no further awards will be granted under these plans.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Earnings and Other Comprehensive Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules—The financial statement schedules required by this item are included in the Consolidated Financial Statements and accompanying notes.

3.	Exhibit Index

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated June 25, 2012, by and among Huron Consulting Group Inc. and the shareholders of Adams Grayson listed on the signature pages thereto.			10-Q	6/30/12	10.1	7/30/12
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.			10-K	12/31/04	3.1	2/16/05
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.			8-K		3.1	4/14/11
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/04
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/04
10.2*	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan.			S-8		10.1	5/5/10
10.3	Amended and Restated Credit Agreement, dated as of April 14, 2011, among Huron Consulting Group Inc., as the Company, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Harris Bank and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.			8-K		10.1	4/19/11

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.4*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/08	10.12	2/24/09
10.5*	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.			8-K		10.1	1/14/10
10.6*	Senior Management Agreement by and between Huron Consulting Group Inc. and James K. Rojas.			8-K		10.1	3/3/10
10.7*	Senior Management Agreement by and between Huron Consulting Group Inc. and Diane Ratekin.			8-K		10.1	3/22/11
10.8*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K		10.1	7/19/11
10.9	Amended and Restated Security Agreement, dated as of April 14, 2011.			8-K		10.2	4/19/11
10.10	Amended and Restated Pledge Agreement, dated as of April 14, 2011.			8-K		10.3	4/19/11
10.11*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan.			DEF 14A		Appendix A	2/23/12
10.12	Amendment No. 1 to the Credit Agreement, dated as of August 31, 2012, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	9/4/12
10.13	Joinder Agreement, dated as of August 20, 2012, by and between LegalSource LLC and Bank of America, N.A., as Administrative Agent and Collateral Agent under the Amended and Restated Credit Agreement dated as of April 14, 2011 among Huron Consulting Group Inc., as Borrower, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. as Administrative Agent and Collateral Agent.			8-K		10.2	9/4/12
10.14	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/13
10.15	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/12	10.17	2/21/13

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.16	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/12	10.18	2/21/13
10.17	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/12	10.19	2/21/13
10.18	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/12	10.20	2/21/13
10.19	Amendment No. 2 to the Credit Agreement, dated as of September 25, 2013, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	09/26/13
10.20	Amendment No. 3 to the Credit Agreement, dated as of February 14, 2014, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.	X
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ James H. Roth	President, Chief Executive Officer and Director	February 26, 2014
James H. Roth

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James H. Roth, C. Mark Hussey, and Diane Ratekin, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JAMES H. ROTH James H. Roth	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014

/s/ JOHN F. McCARTNEY John F. McCartney	Non-Executive Chairman of the Board	February 26, 2014

/s/ GEORGE E. MASSARO George E. Massaro	Vice Chairman of the Board	February 26, 2014

/s/ C. MARK HUSSEY C. Mark Hussey	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2014

/s/ DuBOSE AUSLEY DuBose Ausley	Director	February 26, 2014

/s/ JAMES D. EDWARDS James D. Edwards	Director	February 26, 2014

/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director	February 26, 2014

/s/ JOHN S. MOODY John S. Moody	Director	February 26, 2014

HURON CONSULTING GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and other comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Huron Consulting Group Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, IL

February 26, 2014

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$58,131	$25,162
Receivables from clients, net	123,750	97,510
Unbilled services, net	55,125	47,232
Income tax receivable	270	192
Deferred income taxes, net	15,498	14,751
Prepaid expenses and other current assets	19,740	15,525

Total current assets	272,514	200,372
Property and equipment, net	38,742	33,805
Other non-current assets	16,485	15,322
Intangible assets, net	21,222	18,879
Goodwill	536,637	519,522

Total assets	$885,600	$787,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,185	$8,461
Accrued expenses	19,180	17,692
Accrued payroll and related benefits	97,677	61,672
Bank borrowings, current portion	25,000	—
Accrued consideration for business acquisitions, current portion	5,177	5,640
Income tax payable	2,917	7,872
Deferred revenues	15,248	15,388

Total current liabilities	173,384	116,725
Non-current liabilities:
Deferred compensation and other liabilities	5,360	6,973
Bank borrowings, net of current portion	143,750	192,500
Deferred lease incentives	12,355	6,936
Deferred income taxes, net	20,487	14,560
Accrued consideration for business acquisitions, net of current portion	—	4,885

Total non-current liabilities	181,952	225,854
Commitments and Contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,246,565 and 24,793,327 shares issued at December 31, 2013 and December 31, 2012, respectively	245	240
Treasury stock, at cost, 1,993,769 and 1,880,809 shares at December 31, 2013 and December 31, 2012, respectively	(88,091)	(83,715)
Additional paid-in capital	443,144	420,825
Retained earnings	175,763	109,330
Accumulated other comprehensive loss	(797)	(1,359)

Total stockholders’ equity	530,264	445,321

Total liabilities and stockholders’ equity	$885,600	$787,900

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues and reimbursable expenses:
Revenues	$720,522	$625,961	$606,314
Reimbursable expenses	67,267	55,764	51,580

Total revenues and reimbursable expenses	787,789	681,725	657,894
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	443,539	384,884	376,084
Amortization of intangible assets and software development costs	3,091	3,809	5,364
Reimbursable expenses	67,320	55,772	51,673

Total direct costs and reimbursable expenses	513,950	444,465	433,121

Operating expenses and other operating gains:
Selling, general and administrative expenses	138,538	125,266	119,325
Restructuring charges	761	4,004	3,829
Restatement related expenses	—	1,785	4,579
Litigation and other settlement (gains) losses	(5,875)	1,150	1,096
Depreciation and amortization	20,510	18,529	18,524
Goodwill impairment charge	—	13,083	21,973

Total operating expenses and other operating gains	153,934	163,817	169,326

Operating income	119,905	73,443	55,447

Other income (expense), net:
Interest expense, net of interest income	(6,518)	(8,223)	(12,259)
Other income (expense), net	252	428	(78)

Total other expense, net	(6,266)	(7,795)	(12,337)

Income from continuing operations before income tax expense	113,639	65,648	43,110
Income tax expense	47,176	29,695	21,629

Net income from continuing operations	66,463	35,953	21,481
Income (loss) from discontinued operations (including loss on disposal of $1.9 million in 2011), net of tax	(30)	475	(962)

Net income	$66,433	$36,428	$20,519

Net earnings per basic share:
Net income from continuing operations	$2.98	$1.64	$1.01
Income (loss) from discontinued operations, net of tax	—	0.02	(0.05)

Net income	$2.98	$1.66	$0.96

Net earnings per diluted share:
Net income from continuing operations	$2.92	$1.61	$0.99
Income (loss) from discontinued operations, net of tax	—	0.02	(0.04)

Net income	$2.92	$1.63	$0.95

Weighted average shares used in calculating earnings per share:
Basic	22,322	21,905	21,324
Diluted	22,777	22,285	21,676

Comprehensive income:
Net income	$66,433	$36,428	$20,519
Foreign currency translation gain, net of tax	89	129	154
Unrealized gain (loss) on cash flow hedging instruments, net of tax	473	(279)	597

Other comprehensive income (loss)	562	(150)	751

Comprehensive income	$66,995	$36,278	$21,270

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2010	22,241,429	$222	(1,420,935)	$(65,675)	$363,402	$52,383	$(1,960)	$348,372
Comprehensive income						20,519	751	21,270
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	618,990	6	(109,023)	(5,539)	5,533			—
Exercise of stock options	27,862	1			218			219
Settlement of class action lawsuit	474,547	5			13,643			13,648
Share-based compensation					18,443			18,443
Shares redeemed for employee tax withholdings			(149,075)	(4,521)				(4,521)
Income tax deficit on share-based compensation					(642)			(642)

Balance at December 31, 2011	23,362,828	$234	(1,679,033)	$(75,735)	$400,597	$72,902	$(1,209)	$396,789

Comprehensive income						36,428	(150)	36,278
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	497,028	5	(91,304)	(3,542)	3,537			—
Exercise of stock options	44,269	1			275			276
Share-based compensation					15,490			15,490
Shares redeemed for employee tax withholdings			(119,128)	(4,438)				(4,438)
Income tax benefit on share-based compensation					926			926

Balance at December 31, 2012	23,904,125	$240	(1,889,465)	$(83,715)	$420,825	$109,330	$(1,359)	$445,321

Comprehensive income						66,433	562	66,995
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	508,477	5	(82,674)	(2,927)	2,922			—
Exercise of stock options	40,859	—			198			198
Share-based compensation					17,084			17,084
Shares redeemed for employee tax withholdings			(31,565)	(1,449)				(1,449)
Income tax benefit on share-based compensation					2,115			2,115

Balance at December 31, 2013	24,453,461	$245	(2,003,704)	$(88,091)	$443,144	$175,763	$(797)	$530,264

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$66,433	$36,428	$20,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,609	25,251	24,717
Share-based compensation	18,347	15,651	19,388
Allowances for doubtful accounts and unbilled services	4,411	(4,935)	(8,392)
Deferred income taxes	4,683	(521)	29,702
Loss on disposal of property and equipment	—	—	20
Loss on sale of business	—	—	1,860
Non-cash portion of litigation settlement	—	—	1,096
Goodwill impairment charge	—	13,083	23,900
Changes in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables from clients	(21,731)	19,713	(21,055)
(Increase) decrease in unbilled services	(11,932)	4,333	(7,179)
(Increase) decrease in current income tax receivable / payable, net	(5,027)	27,078	(15,244)
(Increase) decrease in other assets	1,189	2,615	4,296
Increase (decrease) in accounts payable and accrued liabilities	1,514	(10,226)	(3,810)
Increase (decrease) in accrued payroll and related benefits	34,724	(5,676)	20,909
Increase (decrease) in deferred revenues	(962)	(20,430)	18,682

Net cash provided by operating activities	115,258	102,364	109,409

Cash flows from investing activities:
Purchases of property and equipment, net	(20,225)	(17,521)	(14,731)
Net investment in life insurance policies	(1,002)	(600)	(434)
Purchases of businesses, net of cash acquired	(30,297)	(55,223)	(24,905)
Capitalization of internally developed software	(1,572)	(895)	—
Sale of business	—	—	788
Proceeds from note receivable	438	—	—

Net cash used in investing activities	(52,658)	(74,239)	(39,282)

Cash flows from financing activities:
Proceeds from exercise of stock options	198	276	219
Shares redeemed for employee tax withholdings	(1,449)	(4,438)	(4,521)
Tax benefit from share-based compensation	2,354	1,585	1,094
Proceeds from borrowings under credit facility	96,000	273,000	282,301
Repayments on credit facility	(119,750)	(274,000)	(348,500)
Payments for debt issue costs	(1,155)	(2,482)	—
Payments of capital lease obligations	(19)	(12)	(62)
Deferred payment for purchase of property and equipment	(471)	—	—
Deferred acquisition payments	(5,356)	(2,000)	(2,000)

Net cash used in financing activities	(29,648)	(8,071)	(71,469)

Effect of exchange rate changes on cash	17	28	75
Net increase (decrease) in cash and cash equivalents	32,969	20,082	(1,267)
Cash and cash equivalents at beginning of the period	25,162	5,080	6,347

Cash and cash equivalents at end of the period	$58,131	$25,162	$5,080

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$4,548	$4,376	$1,151
Note received for sale of business	$—	$—	$2,680
Debt issuance costs	$—	$—	$2,699
Issuance of common stock in connection with settlement of class action lawsuit	$—	$—	$13,648
Deferred payments related to business combinations	$—	$10,113	$—
Cash paid during the year for:
Interest	$4,912	$7,211	$9,578
Income taxes	$45,658	$14,370	$6,179

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

1. Description of Business

Huron Consulting Group is a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, transform the enterprise, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress, and stimulate growth. Our professionals employ their expertise in finance, operations, strategy, and technology to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities, and law firms.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements reflect the financial position at December 31, 2013 and 2012, and the results of operations and cash flows for the years ended December 31, 2013, 2012 and 2011.

Certain amounts reported in the previous years have been reclassified to conform to the 2013 presentation. The Consolidated Financial Statements include the accounts of Huron Consulting Group Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

During the fourth quarter of 2013, we identified that accrued capital expenditures were incorrectly classified as Purchases of property and equipment, net within in the investing activities section of the Consolidated Statements of Cash Flows. The Consolidated Statements of Cash Flows presented herein have been revised to reflect the correction of this error. The results of this correction were a (decrease) increase in net cash used in investing activities of $(3.2) million and $0.8 million in 2012 and 2011, respectively, with offsetting adjustments recorded to net cash provided by operating activities during the same periods. This classification error is not considered material for the years ended December 31, 2011, 2012, and 2013 or the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013.

In recent years, we have undertaken several separate initiatives to divest certain practices within the Huron Financial segment in order to enable us to devote more of our energy and financial resources to the remaining businesses of the Company where we have a more substantial market presence. As a result of these actions, the operating results of the divested practices are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform to this presentation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 205, “Presentation of Financial Statements” to allow for meaningful comparison of continuing operations. See Note 3 “Discontinued Operations” for additional information about our discontinued operations.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Revenue Recognition

We recognize revenues in accordance with FASB ASC Topic 605, “Revenue Recognition.” Under ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee (including software license revenue), performance-based, and support and maintenance for the software we deploy.

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

We also generate revenues from licensing two types of proprietary software to clients. License revenue from our research administration and compliance software is recognized in accordance with ASC 985-605, generally in the month in which the software is delivered. License revenue from our revenue cycle management software is sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with ASC 605.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Allowances for Doubtful Accounts and Unbilled Services

We maintain allowances for doubtful accounts and for services performed but not yet billed based on several factors, including the estimated cash realization from amounts due from clients, an assessment of a client’s ability to make required payments, and the historical percentages of fee adjustments and write-offs by age of receivables and unbilled services. The allowances are assessed by management on a regular basis.

We record the provision for doubtful accounts and unbilled services as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, we record the provision to Selling, general and administrative expenses.

Direct Costs and Reimbursable Expenses

Direct costs and reimbursable expenses consist primarily of revenue-generating employee compensation and their related benefit and share-based compensation costs, the cost of outside consultants or subcontractors assigned to revenue-generating activities, other third-party costs directly attributable to our revenue-generating activities, and direct expenses to be reimbursed by clients. Direct costs and reimbursable expenses incurred on engagements are expensed in the period incurred.

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

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items. The carrying values of our bank borrowings reported in the Consolidated Balance Sheets approximate fair value, using level 2 inputs, since they bear interest at variable rates based on market rates as set forth in the 2011 Credit Agreement. See Note 11 “Fair Value of Financial Instruments” for the accounting policies used to measure the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets. Software, computers, and related equipment are depreciated over an estimated useful life of two to four years. Furniture and fixtures are depreciated over

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the initial term of the lease.

Software Development Costs

We expense development costs for software products that will be sold, leased, or otherwise marketed until technological feasibility has been established. Similarly, we expense all development costs after the software is available for general release to customers. During the period between the establishment of technological feasibility and availability for general release to customers software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized development costs are amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify capitalized development costs for software products to be sold, leased, or otherwise marketed as “Other non-current assets” on our Consolidated Balance Sheets. Unamortized capitalized software development costs were $2.2 million and $0.9 million at December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we amortized $0.2 million of capitalized software development costs. We did not amortize any of the capitalized software development costs in 2012 or 2011 as the products were not yet available for general release to customers.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topic 360, “Property, Plant and Equipment.” Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. No impairment charges for long-lived assets were recorded in 2013, 2012 or 2011.

Intangible Assets Other Than Goodwill

We account for intangible assets in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” This topic requires that certain identifiable intangible assets be amortized over their expected useful lives. Intangible assets are reviewed for impairment in a similar manner to our long-lived assets described above. In 2011, the Company recorded an impairment charge of $0.6 million relating to intangible assets for which the carrying value exceeded the estimated fair value. No impairment charges for intangible assets were recorded in 2013 or 2012.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Under the provisions of ASC Topic 350, goodwill is required to be tested at the reporting unit level for impairment on an annual basis and between annual tests whenever indications of impairment arise. We have determined our reporting units to be the Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Financial and All Other segments based on the definition of a reporting unit as an operating segment or one level below an operating segment that constitutes a reporting unit. We did not identify any components of the operating segments that meet the definition of a reporting unit. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for the excess. During the fourth quarter of 2011, we adopted the provisions of

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Accounting Standards Update (“ASU”) No. 2011-08, which allows us to assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform the two-step quantitative goodwill impairment test.

In the third quarters of 2012 and 2011, the Company recorded non-cash goodwill impairment charges of $13.1 million and $22.0 million, respectively, related to our Huron Financial segment. See Note 4 “Goodwill and Intangible Assets” for information regarding our 2012 and 2011 goodwill impairment charges.

Pursuant to our policy, we performed the annual goodwill impairment test as of November 30, 2013 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2013 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2013, we determined that no indications of impairment have arisen since our annual goodwill impairment test.

Deferred Lease Incentives

We record as non-current the portion of the deferred lease incentive liability that we expect to recognize over a period greater than one year. The non-current portion of the deferred lease incentive liability totaled $12.4 million and $6.9 million at December 31, 2013 and 2012, respectively, and was primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The portion of the deferred lease incentive corresponding to the rent payments that will be paid within 12 months of the balance sheet date is classified as current liabilities. We monitor the classification of such liabilities based on the expectation of their utilization periods.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes.” Current tax liabilities and assets are recognized for the estimated taxes payable or refundable, respectively, on the tax returns for the current year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets.

Share-Based Compensation

We account for share-based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation.” Share-based compensation cost is measured based on the grant date fair value of the respective awards. We recognize share-based compensation ratably using either the graded vesting attribution method or the straight-line attribution method, as appropriate, over the requisite service period, net of our estimated amount of expected forfeitures.

In the second quarter of 2013, we identified a $1.1 million error in share-based compensation expense resulting from the use of the straight-line attribution method for performance awards with graded vesting features granted in prior periods. The $1.1 million pretax adjustment, which resulted in a $0.9 million increase in Direct costs and a $0.2 million

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

increase in Selling, general and administrative expenses, with a corresponding $1.1 million increase in Additional paid-in capital, represented the cumulative error related to all prior period financial statements beginning with the first quarter of 2010 through the first quarter of 2013. After consideration of both quantitative and qualitative factors, we concluded that our previously issued annual and quarterly financial statements for the years 2010, 2011, and 2012 and the first quarter of 2013 were not materially misstated, and the effect of recognizing this adjustment during the second quarter of 2013 was not material for the period then ended and is not material for full year 2013 results.

Sponsorship and Advertising Costs

Sponsorship and advertising costs are expensed as incurred. Such expenses for 2013, 2012, and 2011 totaled $6.6 million, $6.1 million, and $6.2 million, respectively, and are a component of Selling, general and administrative expenses on our consolidated statement of earnings.

Debt Issuance Costs

We amortize the costs we incur to obtain debt financing over the contractual life of the related debt using the effective interest method for non-revolving debt and the straight-line method for revolving debt. The amortization expense is included in Interest expense, net of interest income in our statements of earnings. Unamortized debt issuance costs are included as a component of Prepaid expenses and other current assets and Other non-current assets.

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

Foreign currency transaction gains and losses are included in other income (expense), net on the statements of operations. We recognized immaterial foreign currency transaction losses in 2013 and 2011, and immaterial foreign currency transaction gains in 2012.

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas, and major customers. Segments are defined by ASC Topic 280 as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under five operating segments, which are reportable segments: Huron Healthcare, Huron Education and Life Sciences, Huron Legal, Huron Financial, and All Other.

During the first quarter of 2013, we changed our internal financial reporting structure. Under the new structure, our former Health and Education Consulting segment became two separate segments: Huron Healthcare and Huron Education and Life Sciences. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment were combined and disclosed in our All Other segment. The Legal Consulting segment is now referred

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

to as Huron Legal and the Financial Consulting segment is now referred to as Huron Financial. The structure of the Legal Consulting and Financial Consulting segments did not change. As a result of these changes, we now have five reportable segments, which are the same as our operating segments. Certain amounts reported in the prior year have been reclassified to conform to the current presentation.

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance will be effective for the Company beginning in the first quarter of 2014. We do not expect the adoption of ASU 2013-11 to impact our consolidated financial statements.

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

As a result of these actions, the operating results of our divested practices are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Summarized operating results of discontinued operations are presented in the following table (amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Revenues	$64	$598	$22,824
Income (loss) from discontinued operations before income tax expense (1)	$(49)	$764	$(1,915)
Net income (loss) from discontinued operations	$(30)	$475	$(962)

(1)	Includes goodwill impairment charge of $1.9 million for the year ended December 31, 2011.

There were no significant assets or liabilities related to discontinued operations in the Consolidated Balance Sheets as of December 31, 2013 or December 31, 2012.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

4. Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by segment for the years ended December 31, 2013 and 2012.

	Health and Education Consulting	Huron Healthcare	Huron Legal	Huron Education and Life Sciences	Huron Financial	Total
Balance as of December 31, 2011:
Goodwill	$450,828	$—	$33,180	$—	$158,077	$642,085
Accumulated impairment losses	—	—	—	—	(129,900)	(129,900)

Goodwill, net as of December 31, 2011	450,828	—	33,180	—	28,177	512,185

Goodwill recorded in connection with business combinations	552	—	19,353	—	—	19,905
Additional purchase price subsequently recorded for business combinations (1)	101	—	—	—	—	101
Goodwill reallocation (2)	(1,000)	—	—	—	1,000	—
Foreign currency translation	—	—	414	—	—	414
Impairment charge	—	—	—	—	(13,083)	(13,083)

Balance as of December 31, 2012:
Goodwill	450,481	—	52,947	—	159,077	662,505
Accumulated impairment losses	—	—	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2012	$450,481	$—	$52,947	$—	$16,094	$519,522

Goodwill reallocation	(450,481)	355,880	—	94,601	—	—
Total new alignment as of January 1, 2013	$—	$355,880	$52,947	$94,601	$16,094	$519,522
Goodwill recorded in connection with business combinations	—	—	—	17,085	—	17,085
Foreign currency translation	—	—	212	(182)	—	30

Balance as of December 31, 2013:
Goodwill	—	355,880	53,159	111,504	159,077	679,620
Accumulated impairment losses	—	—	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2013	$—	$355,880	$53,159	$111,504	$16,094	$536,637

(1)	Consists primarily of additional purchase price earned by selling shareholders subsequent to the business combination as certain financial performance targets and conditions were met. These payments are not contingent upon the continuing employment of the selling shareholders. Such amounts are recorded as additional purchase consideration in the period they are earned with a corresponding adjustment to goodwill. As of December 31, 2011, $32.1 million was accrued under such arrangements and was paid to selling shareholders in 2012. As of December 31, 2013, we have no further obligations under these arrangements for prior acquisitions.

(2)	From time to time, we reorganize our internal organization structure to better align our service offerings. During the first quarter of 2012, we moved our healthcare valuation practice from our Health and Education Consulting segment to our Financial Consulting segment. As a result, $1.0 million of related goodwill was also reallocated between these segments using a relative fair value approach.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

2013 Annual Goodwill Impairment Test

Pursuant to our policy and in accordance with ASC Topic 350, “Intangibles — Goodwill and Other,” we performed our annual goodwill impairment test as of November 30, 2013 on our four reporting units that carry a goodwill balance: Huron Healthcare, Huron Legal, Huron Education and Life Sciences and Huron Financial. For the Huron Healthcare, Huron Legal, and Huron Education and Life Sciences reporting units, we qualitatively assessed whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill. Based on that assessment, we determined that it is more likely than not that the fair values of these three reporting units exceed their respective carrying values. As such, performing the first step of the two-step impairment test for these reporting units was unnecessary.

For the Huron Financial reporting unit, we performed the first step of the quantitative two-step impairment test by comparing the fair value of the reporting unit to its carrying amount, inclusive of assigned goodwill. In estimating the fair value of the Huron Financial reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Significant assumptions inherent in the valuation methodologies for goodwill are utilized and include, but are not limited to, prospective financial information, growth rates, discount rates, and comparable multiples from publicly traded companies in our industry. Based on the result of the first step of this goodwill impairment analysis, we determined that the fair value of the Huron Financial reporting unit exceeded its carrying value by 36% and, therefore, step two of the two-step goodwill impairment test was unnecessary.

After completing our annual goodwill impairment tests for each reporting unit as of November 30, 2013, we concluded that goodwill was not impaired.

First Quarter 2013 Goodwill Reassignment

During the first quarter of 2013, we changed our internal financial reporting structure. Under the new structure, our former Health and Education Consulting segment became two separate segments: Huron Healthcare and Huron Education and Life Sciences. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment were combined and disclosed in our All Other segment. The Legal Consulting segment is now referred to as Huron Legal and the Financial Consulting segment is now referred to as Huron Financial. The structure of the Legal Consulting and Financial Consulting segments did not change. As a result of these changes, we now have five reportable segments, which are the same as our operating segments and reporting units.

In accordance with ASC 350, we reassigned the goodwill balance of the Health and Education Consulting segment using the relative fair value approach based on an evaluation of expected future discounted cash flows. Based on this relative fair value analysis, we reassigned $355.9 million of goodwill to Huron Healthcare and $94.6 million of goodwill to Huron Education and Life Sciences.

In conjunction with the goodwill reassignment, we performed the first step of the goodwill impairment test for the goodwill balances within our Huron Healthcare and Huron Education and Life Sciences reporting units as of January 2, 2013. Based on the result of the first step of the goodwill impairment test, we determined that the fair values of our Huron Healthcare and Huron Education and Life Sciences reporting units exceeded their carrying values by 79% and 61%, respectively. Since the fair values of both reporting units exceeded their carrying values, the second step of the goodwill impairment test was not necessary.

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

Our goodwill impairment test was performed using the quantitative two-step process. In the first step, we compared the fair value of the Huron Financial segment with its net book value (or carrying amount), including goodwill. In estimating the fair value of the Huron Financial segment, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the result of the first step, we determined that the fair value of our Huron Financial segment was less than its carrying value as of September 30, 2012 and, as such, we applied the second step of the goodwill impairment test to this reporting unit. The second step compared the implied fair value of the Huron Financial segment’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Based on the result of the second step of the goodwill impairment analysis, we recorded a $13.1 million non-cash pretax charge to reduce the carrying value of goodwill in our Huron Financial segment.

Third Quarter 2011 Goodwill Impairment Charge

During the third quarter of 2011, in connection with our quarterly forecasting cycle, we updated the forecasted results of operations for our operating segments based on the most recent financial results and our best estimates of future operations. The updated forecast reflected a decline in revenues for the AA practice within our Huron Financial segment primarily due to the inability to generate new sales to replace decreasing revenues from one significant client. As a result, in connection with the preparation of our financial statements for the quarter ended September 30, 2011, we performed an impairment analysis with respect to the carrying value of goodwill in our Huron Financial segment.

Our goodwill impairment test was performed using the quantitative two-step process discussed above. In the first step, we compared the fair value of the Huron Financial segment with its net book value (or carrying amount), including goodwill. In estimating the fair value of the Huron Financial segment, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the result of the first step, we determined that the fair value of our Huron Financial segment was less than its carrying value as of September 30, 2011 and, as such, we applied the second step of the goodwill impairment test to this segment as described above. Based on the result of the second step of the goodwill impairment analysis, we recorded a $23.9 million non-cash pretax charge to reduce the carrying value of goodwill in our Huron Financial segment. The tax benefit associated with this charge was $9.5 million. Of the $23.9 million goodwill impairment charge, $1.9 million is reported as discontinued operations in the Consolidated Statement of Earnings and Other Comprehensive Income for the year ended December 31, 2011.

Acquisitions

During 2013, the Company completed the acquisition of Blue Stone International, LLC, a Chicago-based provider of professional services supporting Oracle enterprise performance management, information management and business intelligence

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

solutions, within the Huron Education and Life Sciences segment. The aggregate fair value of the consideration transferred totaled $30.0 million. We recorded $8.8 million of intangible assets and $17.1 million of goodwill related to this acquisition.

During 2012, the Company completed two acquisitions within the Huron Legal segment: Ascertus Ltd., a London-based source of software solutions and professional services for corporate legal departments and law firms, and Adams Grayson, a managed review and legal staffing firm based in Washington, D.C.; and one acquisition within the former Health and Education Consulting segment: the Higher Education practice of Slover-Linett Strategies, Inc., a research and assessment services practice for colleges, universities and other higher education organizations (“Slover-Linett”). The aggregate fair value of the total consideration transferred for the two acquisitions within the Huron Legal segment totaled $31.2 million. We recorded $8.6 million of intangible assets and $19.4 million of goodwill related to these two acquisitions. The fair value of the total consideration transferred for the acquisition within the former Health and Education Consulting segment totaled $1.5 million. We recorded $0.4 million of intangible assets and $1.0 million of goodwill related to this acquisition.

Intangible Assets

Intangible assets as of December 31, 2013 and 2012 consisted of the following:

		December 31, 2013		December 31, 2012
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	1	$689	$226	$—	$—
Customer relationships	2 to 13	31,946	14,814	24,738	10,268
Non-competition agreements	1 to 6	5,480	3,655	4,684	3,067
Trade names	1 to 8	120	24	150	8
Technology and software	5	4,041	2,559	4,041	1,751
Document reviewer database	3	450	270	450	90
License	2	50	6	—	—

Total		$42,776	$21,554	$34,063	$15,184

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. The majority of the customer relationships are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the relationships. All other customer relationships, customer contracts, non-competition agreements, trade names, technology and software, the document reviewer database, and licenses are amortized on a straight-line basis.

Intangible assets amortization expense for the years ended December 31, 2013, 2012, and 2011 was $6.8 million, $7.0 million, and $8.2 million, respectively. Estimated intangible assets amortization expense is $7.2 million for 2014, $5.1 million for 2015, $3.5 million for 2016, $2.3 million for 2017, and $1.4 million for 2018. Actual amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

As discussed under Note 9 “Restructuring Charges,” we wrote off $0.6 million of intangible assets during 2011 as a result of a change in strategy and forecasted results for a specific practice in our former Health and Education Consulting segment.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

5. Property and Equipment

Depreciation expense for property and equipment was $16.6 million, $15.3 million, and $15.7 million for 2013, 2012, and 2011, respectively. Property and equipment at December 31, 2013 and 2012 are detailed below:

	December 31,
	2013	2012
Computers, related equipment, and software	$69,979	$54,575
Leasehold improvements	39,343	36,388
Furniture and fixtures	19,442	18,946
Assets under capital lease	1,022	877
Assets under construction	612	—

Property and equipment	130,398	110,786
Accumulated depreciation and amortization	(91,656)	(76,981)

Property and equipment, net	$38,742	$33,805

During 2011, we decreased our estimate of the expected useful life for certain internal use software and as a result recorded additional depreciation expense of $0.6 million and $1.2 million during 2012 and 2011, respectively. As of December 31, 2012, this software was fully depreciated.

6. Borrowings

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement with various financial institutions, as amended by the first and second amendments to the credit agreement dated as of August 31, 2012 and September 25, 2013, respectively (as amended and modified, the “2011 Credit Agreement”). The 2011 Credit Agreement replaced the previous Credit Agreement, dated as of June 7, 2006, and all subsequent amendments thereto, by and among the Company and the lenders therein. The second amendment to the credit agreement extended the term of the 2011 Credit Agreement from August 31, 2017 to September 25, 2018, and provided for less restrictive covenants, among other things.

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

The obligations under the 2011 Credit Agreement are secured pursuant to a Security Agreement with Bank of America, N.A., as Collateral Agent. The Security Agreement grants Bank of America, N.A., for the ratable benefit of the lenders under the 2011 Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors. The Revolver and Term Loan are also secured by a pledge of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Fees and interest on borrowings vary based on our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as set forth in the 2011 Credit Agreement. Interest is based on a spread over the London Interbank Offered Rate (“LIBOR”) or a spread over the base rate, as selected by the Company. The base rate is the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate and (c) except during a Eurodollar Unavailability Period, the Eurodollar Rate plus 1.0%.

As of the date of the second amendment to the credit agreement, the Term Loan had a principal amount outstanding of $181.3 million. This principal balance is subject to scheduled quarterly amortization payments that began in 2013. The aggregate annual quarterly amortization payments, expressed as a percentage of the original principal balance, are as follows: 6.9% in 2013, 13.8% in 2014, 15.8% in 2015, 16.6% in 2016, 16.6% in 2017, and 30.3% in 2018, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is September 25, 2018, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on September 25, 2018. As of December 31, 2013, the Company has made all scheduled quarterly amortization payments as they have come due in accordance with the Term Loan.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio that varies throughout the term and was 3.00 to 1.00 as of December 31, 2013, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At December 31, 2013, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.28 to 1.00, a leverage ratio of 1.10 to 1.00, and net worth greater than $150 million. At December 31, 2012, we were also in compliance with these financial debt covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At December 31, 2013, outstanding letters of credit totaled $4.9 million and are primarily used as security deposits for our office facilities. As of December 31, 2013, the unused borrowing capacity under the 2011 Credit Agreement was $242.6 million. Borrowings outstanding under this credit facility at December 31, 2013 totaled $168.8 million, all of which was under the Term Loan. These borrowings carried a weighted average interest rate of 2.0%, including the effect of the interest rate swaps described below in Note 10 “Derivative Instruments and Hedging Activity.” Borrowings outstanding at December 31, 2012 were $192.5 million and carried a weighted average interest rate of 2.5%. Effective March 31, 2013, we have classified as current liabilities the scheduled quarterly principal payments due under the Term Loan within twelve months of the balance sheet date, as we intend to make these payments with cash from operations rather than from availability under the Revolver.

7. Capital Structure

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2013 and 2012, no such preferred stock has been approved or issued.

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

	Year ended December 31,
	2013	2012	2011
Net income from continuing operations	$66,463	$35,953	$21,481
Income (loss) from discontinued operations, net of tax	(30)	475	(962)

Net income	$66,433	$36,428	$20,519

Weighted average common shares outstanding—basic	22,322	21,905	21,324
Weighted average common stock equivalents	455	380	352

Weighted average common shares outstanding—diluted	22,777	22,285	21,676

Net earnings per basic share:
Net income from continuing operations	$2.98	$1.64	$1.01
Income (loss) from discontinued operations, net of tax	—	0.02	(0.05)

Net income	$2.98	$1.66	$0.96

Net earnings per diluted share:
Net income from continuing operations	$2.92	$1.61	$0.99
Income (loss) from discontinued operations, net of tax	—	0.02	(0.04)

Net income	$2.92	$1.63	$0.95

The computation of diluted earnings per share excludes unvested restricted stock, outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. The weighted average common stock equivalents presented above do not include the effect of approximately 75,900, 85,300, and 342,000 common stock equivalents for the years ended December 31, 2013, 2012, and 2011, respectively, because their inclusion would be anti-dilutive.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

9. Restructuring Charges

During 2013, we incurred a $0.8 million pretax restructuring expense. This expense primarily consisted of the following charges:

Office exit costs—In the second quarter of 2013, we recorded a $0.6 million charge related to the consolidation of office space in Washington, D.C. The charge primarily consisted of the accrual of remaining lease payments.

Contract termination costs—In the fourth quarter of 2013, we incurred a $0.2 million charge for the early termination of certain computer lease contracts related to the integration of our Blue Stone acquisition. The charge primarily consisted of the remaining balance on the lease paid in the fourth quarter of 2013.

As of December 31, 2013, our restructuring charge liability is $0.7 million, and consists of $0.6 million related to the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in San Francisco and Washington, D.C. and $0.1 million related to severance costs. The restructuring charge liability is included as a component of Accrued expenses and Deferred compensation and other liabilities.

During 2012, we incurred a $4.0 million pretax restructuring expense. This expense primarily consisted of the following charges:

Severance—As the result of workforce reductions to better align our resources with market demand we incurred severance expense of $0.4 million relating to the wind-down of certain operations in the Middle East in our Huron Education and Life Sciences and All Other segments.

Office exit costs—During 2012, we consolidated our Washington, D.C. office space and relocated one of our New York City offices. In conjunction with the Washington, D.C. office space consolidation, we recorded a $0.7 million charge related to the present value of the remaining lease payments through 2015 for our old office space, net of estimated sublease income. We relocated the New York City office during the fourth quarter of 2012 and incurred a $0.7 million charge for brokerage fees related to the execution of a sublease agreement for the space we exited. We did not incur a lease charge related to the relocation of our New York City office space as income from our subtenant is expected to more than offset our remaining lease obligations through 2016, net of our deferred lease liability. These charges were partially offset by a $0.9 million net favorable impact related to updated assumptions for certain lease accruals related to previously vacated office spaces and a release from our obligation for certain vacated space at our Chicago headquarters in connection with the lease amendment entered into during the fourth quarter.

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

During 2011, we incurred a $3.8 million pretax restructuring expense. This expense consisted of the following charges:

Severance—As the result of workforce reductions to better align our resources with market demand we incurred severance expense of $1.0 million primarily relating to our All Other segment.

Office exit costs—During 2011, we relocated our Boston office and consolidated space at our Chicago headquarters. In conjunction with the Boston relocation, we incurred moving expenses and recorded a charge for the

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

present value of the remaining lease payments through 2013 for our old office space, net of estimated sublease income. The total charge associated with the Boston office exit was $0.3 million. As a result of the Chicago office space consolidation we incurred a $0.5 million charge, which primarily consisted of the present value of remaining lease payments through 2014, net of estimated sublease income.

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

Intangible asset write-off – As the result of a change in strategy and forecasted results for a specific practice in our All Other segment, we wrote off $0.6 million of intangible assets during 2011.

10. Derivative Instruments and Hedging Activity

On March 20, 2009, we entered into an interest rate swap agreement for a notional amount of $100.0 million effective on March 31, 2009 and ending on February 23, 2012. We entered into this derivative instrument to hedge against the risk of changes in future cash flows related to changes in interest rates on $100.0 million of the total variable-rate borrowings outstanding described above in Note 6 “Borrowings.” Under the terms of the interest rate swap agreement, we received from the counterparty interest on the $100.0 million notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 1.715%. This swap effectively converted $100.0 million of our variable-rate borrowings to fixed-rate borrowings beginning on March 31, 2009 and through February 23, 2012.

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

On May 30, 2012, we entered into an amortizing interest rate swap agreement effective on May 31, 2012 and ending on April 14, 2016. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap had an initial notional amount of $37.0 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.70%.

On April 4, 2013, we entered into a forward amortizing interest rate swap agreement effective on March 31, 2014 and ending on August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings described above. The swap has an initial notional amount of $60.0 million and amortizes such that, collectively with our other two interest rate swaps, we are effectively fixing the interest rate on 80% of our Term Loan borrowings throughout the term of the swap agreement. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 0.985%.

ASC Topic 815, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of December 31, 2013, it was anticipated that $0.5 million of the losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the twelve months ended December 31, 2013, 2012, and 2011.

The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of December 31, 2013 and December 31, 2012.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	December 31, 2013	December 31, 2012
Other non-current assets	$752	$—
Accrued expenses	$765	$493
Deferred compensation and other liabilities	$140	$439

All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on the consolidated balance sheets. If we had elected to net our derivative instruments subject to master netting agreements as of December 31, 2013, the impact would have reduced our derivative assets and liabilities by $0.8 million. As of December 31, 2012, all of our derivative instruments were recorded as liabilities.

We do not use derivative instruments for trading or other speculative purposes, and we did not have any other derivative instruments or hedging activities as of December 31, 2013. Refer to Note 12 “Other Comprehensive Income” for additional information on our derivative instruments.

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

The table below sets forth the fair value hierarchy for our remaining financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013
Assets:
Promissory note	$—	$—	$2,726	$2,726
Interest rate swaps	—	430	—	430

Total assets	$—	$430	$2,726	$3,156

Liabilities:
Interest rate swaps	$—	$583	$—	$583
Deferred acquisition payments	—	—	5,177	5,177

Total liabilities	$—	$583	$5,177	$5,760

December 31, 2012
Asset:
Promissory note	$—	$—	$2,907	$2,907

Liabilities:
Interest rate swaps	$—	$932	$—	$932
Deferred acquisition payments	—	—	10,525	10,525

Total liabilities	$—	$932	$10,525	$11,457

As part of the consideration received for the sale of our AA practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. The note will be paid to the Company in quarterly installments of approximately $0.2 million which began in April 2013 with a final payment of approximately $1.1 million on the maturity date in December 2015. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 14%, which accounts for the risks associated with the note. The decrease in the fair value of the note during 2013 reflects the principal payments received, less the accretion of interest income in excess of interest payments received. The portion of the note expected to be received in the next twelve months is recorded as a receivable in Prepaid expenses and other current assets. The remaining portion of the note is recorded in Other non-current assets.

The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.

Deferred acquisition payments are included in the total purchase consideration for certain business acquisitions the Company has completed, and represent fixed future payments owed to the sellers of those businesses. The fair value of

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

the deferred acquisition payments is based on the payment terms, which range from one to two years, and the net present value of expected cash flows using a discount rate ranging from 4% to 8%. The decrease in the fair value during 2013 reflects the principal payments made, less the accretion of interest expense in excess of interest payments made.

12. Other Comprehensive Income

The table below sets forth the components of other comprehensive income for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
	2013			2012			2011
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustment	$41	$48	$89	$235	$(106)	$129	$175	$(21)	$154
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$222	$(83)	$139	$(1,133)	$454	$(679)	$(507)	$203	$(304)
Reclassification adjustments into earnings	557	(223)	334	667	(267)	400	1,501	(600)	901

Net unrealized gain (loss)	$779	$(306)	$473	$(466)	$187	$(279)	$994	$(397)	$597

Other comprehensive income	$820	$(258)	$562	$(231)	$81	$(150)	$1,169	$(418)	$751

The before tax amounts reclassified from accumulated other comprehensive loss related to our cash flow hedges are recorded to Interest expense, net of interest income.

Accumulated other comprehensive loss, net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gains/(Losses) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(805)	$(554)	$(1,359)
Current period change	89	473	562

Balance, December 31, 2013	$(716)	$(81)	$(797)

13. Employee Benefit and Deferred Compensation Plans

We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax contributions. We match an amount equal to the employees’ contributions up to 6% of the employees’ salaries. Our matching contributions for the years ended December 31, 2013, 2012, and 2011 were $13.8 million, $12.0 million, and $11.1 million, respectively.

We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2013 and 2012 was $4.3 million and $4.4 million, respectively.

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

The 2012 Plan replaced, on a prospective basis, our 2004 Plan such that all future grants will be granted under the 2012 Plan and any outstanding awards granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant will not become available for grant under the 2012 Plan. Under the 2012 Plan, as originally adopted, 850,000 shares plus 548,204 shares of common stock available for issuance under the 2004 Plan were reserved for issuance to eligible participants, for a total of 1,398,204 shares available for issuance as of the adoption date. As of December 31, 2013, approximately 750,173 shares remain available for issuance. It has been our practice to issue shares of common stock upon exercise of stock options and granting of restricted stock from authorized but unissued shares, except in limited circumstances when they are issued from treasury stock.

The Compensation Committee of the board of directors has the responsibility of interpreting the 2012 Plan and determining all of the terms and conditions of awards made under the 2012 Plan, including when the awards will become exercisable or otherwise vest. In the fourth quarter of 2013, the Compensation Committee amended certain share-based awards outstanding under our 2012 Plan and our 2004 Plan to provide for a retirement eligibility provision. Under this provision, eligible employees who have reached 62 years of age and have completed seven years of employment with the Company will continue vesting in their share-based awards after retirement, subject to certain conditions. This retirement eligibility provision will also apply to future awards granted to eligible employees under the 2012 Plan.

Total share-based compensation cost recognized for the years ended December 31, 2013, 2012, and 2011 was $18.3 million, $15.7 million, and $19.2 million, respectively, with related income tax benefits of $7.1 million, $6.0 million, and $7.0 million, respectively. As of December 31, 2013, there was $19.2 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.4 years.

In the second quarter of 2013, we identified a $1.1 million error in share-based compensation expense resulting from the use of the straight-line attribution method for performance awards with graded vesting features granted in prior periods. The $1.1 million pretax adjustment, which resulted in a $0.9 million increase in Direct costs and a $0.2 million increase in Selling, general and administrative expenses, with a corresponding $1.1 million increase in Additional paid-in capital, represents the cumulative error related to all prior period financial statements beginning with the first quarter of 2010 through the first quarter of 2013. After consideration of both quantitative and qualitative factors, we concluded that

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

our previously issued annual and quarterly financial statements for the years 2010, 2011, and 2012 and the first quarter of 2013 were not materially misstated, and the effect of recognizing this adjustment during the second quarter of 2013 was not material for the period then ended and is not material for full year 2013 results.

Stock Options

During 2013, 2012, and 2011, the Company granted stock option awards to certain named executive officers. The exercise prices of stock options are equal to the fair value of a share of common stock on the date of grant. Subject to acceleration under certain conditions, the majority of our stock options vest annually over four years. All stock options have a ten-year contractual term.

The fair values of the options granted during 2013, 2012, and 2011 were calculated using the Black-Scholes option-pricing model using the following assumptions:

	2013	2012	2011
Black-Scholes option-pricing model:
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	45.0%	45.0%	45.0%
Risk-free rate	1.1%	1.2%	2.1% / 2.7%
Expected option life (in years)	6.25	6.25	6.25

Expected volatility was based on our historical stock prices, the historical volatility of comparable companies, and implied volatilities from traded options in our stock. The risk-free interest rates were based on the rate of U.S. Treasury bills with equivalent expected terms of the stock options at the time of the option grant. The expected option life for the 2013, 2012, and 2011 option grants was estimated using the simplified method. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term.

Stock option activity for the year ended December 31, 2013 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	246	$22.49	6.4	$2.7
Granted	37	$39.19
Exercised	(41)	$4.85
Forfeited or expired	(5)	$29.89

Outstanding at December 31, 2013	237	$27.95	6.2	$8.2

Exercisable at December 31, 2013	162	$24.20	5.1	$6.2

The weighted average grant date fair value of stock options granted during the years ended December 31, 2013, 2012, and 2011 was $17.46, $17.09, and $12.52, respectively. The aggregate intrinsic value of options exercised during 2013, 2012, and 2011 was $1.7 million, $1.2 million, and $0.5 million, respectively.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Restricted Stock Awards

The grant date fair values of our restricted stock awards are measured pursuant to ASC Topic 718 and amortized into expense over the service period. Subject to acceleration under certain conditions, the majority of our restricted stock vests annually over four years.

Restricted stock activity for the year ended December 31, 2013 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Nonvested restricted stock at December 31, 2012	820	$32.95
Granted	379	$39.76
Vested	(354)	$33.94
Forfeited	(88)	$36.10

Nonvested restricted stock at December 31, 2013	757	$35.53

The aggregate fair value of restricted stock that vested during the years ended December 31, 2013, 2012, and 2011 was $14.3 million, $12.2 million, and $14.5 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2012 and 2011 was $37.46 and $27.09, respectively.

Performance-based Share Awards

During 2013, 2012, and 2011, the Company granted performance-based share awards to certain named executive officers and managing directors. The total number of shares earned by recipients of these awards is dependent upon the achievement of predefined performance goals during the year of grant as established by the Compensation Committee. For certain performance awards, the recipients may earn additional shares of stock for performance achieved above a stated target level. Subject to acceleration under certain conditions, the earned awards vest over a three-year service period. The grant date fair values of our performance-based share awards are measured pursuant to ASC Topic 718. Compensation cost is amortized into expense over the service period.

Performance-based stock activity for the year ended December 31, 2013 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2012	189	$33.55
Granted	219	$39.19
Vested	(72)	$29.22
Forfeited	(88)	$38.38

Nonvested performance-based stock at December 31, 2013	248	$38.07

The aggregate fair value of performance-based stock that vested during the years ended December 31, 2013, 2012, and 2011 was $3.6 million, $2.9 million, and $0.7 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2012 and 2011 was $38.18 and $27.10, respectively.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

15. Income Taxes

The income tax expense for continuing operations for the years ended December 31, 2013, 2012, and 2011 consists of the following:

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$33,718	$23,511	$(9,428)
State	6,358	5,033	(542)
Foreign	27	59	(115)

Total current	40,103	28,603	(10,085)

Deferred:
Federal	6,181	878	27,972
State	900	289	3,513
Foreign	(8)	(75)	229

Total deferred	7,073	1,092	31,714

Income tax expense for continuing operations	$47,176	$29,695	$21,629

The components of income from continuing operations before income tax expense were as follows:

	Year ended December 31,
	2013	2012	2011
U.S.	$125,140	$76,750	$54,313
Foreign	(11,501)	(11,102)	(11,203)

Total	$113,639	$65,648	$43,110

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

	Year ended December 31,
	2013	2012	2011
Percent of pretax income from continuing operations:
At U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.3	5.4	6.6
Meals and entertainment	0.5	0.8	1.2
Valuation allowance	2.0	2.0	4.5
Disallowed executive compensation	—	0.3	0.7
Foreign source income	1.0	2.5	4.5
Tax credits / Section 199 Deduction	(0.8)	—	(2.5)
Other	(0.5)	(0.8)	0.2

Effective income tax expense rate for continuing operations	41.5%	45.2%	50.2%

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The effective tax rate for discontinued operations in 2013 was 39.3% based on a tax benefit of less than $0.1 million. The effective tax rate for discontinued operations in 2012 was 37.8% based on a tax expense of $0.3 million. The effective tax rate for discontinued operations in 2011 was 49.8% based on a tax benefit of $1.0 million.

Deferred tax assets for continuing operations at December 31, 2013 and 2012 consist of the following:

	December 31,
	2013	2012
Deferred tax assets:
Share-based compensation	$6,206	$6,337
Accrued payroll and other liabilities	10,922	9,215
Deferred lease incentives	5,470	3,381
Revenue recognition	2,675	3,219
Net operating loss carry forwards	5,813	4,354
Tax credits	1,002	611
Other	1,517	2,408

Total deferred tax assets	33,605	29,525
Valuation allowance	(5,746)	(4,104)

Net deferred tax assets	27,859	25,421

Deferred tax liabilities:
Prepaid expenses	(2,950)	(4,174)
Property and equipment	(2,622)	(1,478)
Intangibles and Goodwill	(25,523)	(17,774)
Other	(1,748)	(1,754)

Total deferred tax liabilities	(32,843)	(25,180)

Net deferred tax asset (liability) for continuing operations	$(4,984)	$241

As of December 31, 2013 and 2012, we had valuation allowances of $5.7 million and $4.1 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign losses. In addition, the Company has net foreign operating losses of $28.5 million which carry forward indefinitely and state net operating loss carry forwards of $2.6 million which will expire between 2025 and 2031. The Company also has federal and state tax credit carry forwards of $1.0 million which expire in 2021 and 2018, respectively.

In accordance with ASC Topic 740, “Income Taxes”, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2011	$746
Additions based on tax positions related to the current year	—
Additions based on tax positions related to the prior years	52

Balance at December 31, 2011	$798
Additions based on tax positions related to the current year	—
Additions based on tax positions related to the prior years	117
Decrease due to lapse of statute of limitations	(474)

Balance at December 31, 2012	$441
Additions based on tax positions related to the current year	—
Additions based on tax positions related to the prior years	40
Decrease based on tax positions related to the prior year	(51)
Decrease based on settlements with taxing authorities	(19)

Balance at December 31, 2013	$411

Of the $0.4 million of unrecognized tax benefits at December 31, 2013, $0.4 million would affect the effective tax rate if recognized. We do not expect that changes in the liability for unrecognized tax benefits during the next 12 months will have a significant impact on our financial position or results of operations.

As of December 31, 2013 and 2012, an immaterial amount was accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of operations.

We file income tax returns with federal, state, local and foreign jurisdictions. The Company is currently under audit by federal tax authorities for tax years 2009 through 2011. Tax years 2009 through 2012 are subject to future examinations by state and local tax authorities. The Company is currently under audit by Quebec tax authorities. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2007 through 2012.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

16. Commitments, Contingencies and Guarantees

Lease Commitments

We lease office space and certain equipment and software under non-cancelable operating and capital lease arrangements expiring on various dates through 2024, with various renewal options. Our principal executive offices located in Chicago, Illinois are under a lease expiring in September 2024. We have a five-year renewal option that will allow us to continue to occupy this office space until September 2029. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount. Rental expense, including operating costs and taxes, for the years ended December 31, 2013, 2012, and 2011 was $13.3 million, $16.8 million, and $14.9 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2013, are as follows:

	Capital Lease Obligations	Operating Lease Obligations	Sublease Income
2014	$84	$13,157	$4,138
2015	49	14,467	3,665
2016	—	13,298	1,933
2017	—	9,369	—
2018	—	7,426	—
Thereafter	—	26,774	—

Total	$133	$84,491	$9,736

Litigation

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, during the third quarter of 2013, we reversed the charge of $1.2 million relating to settlement discussions which we had recorded in 2012. The relator filed an appeal on April 2, 2013. On April 8, 2013, Huron filed an appeal of an earlier denial of a motion to dismiss filed by Huron which argued that the relator’s action was barred because, under the FCA

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

jurisdictional bar, the action was based on publicly disclosed information and the relator cannot qualify as an original source. We continue to believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)

On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi Court of First Instance. The lawsuit alleges that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants allege they are entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response states that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. On December 17, 2013, the Abu Dhabi court ruled in Huron’s favor on all claims and held that Huron permissibly terminated the contract with Tamalluk, and Huron does not owe Tamalluk any compensation related to breach of contract or defamation/damage to reputation. In addition, the court terminated the Local Sponsorship Agreement as requested by Huron in its counterclaims. On January 16, 2014, Tamalluk appealed the ruling in Huron’s favor. We continue to believe the claims are without merit and will vigorously defend ourselves in this matter.

Other Litigation Gain

During the third quarter of 2013, we reached a settlement agreement to resolve a lawsuit brought by Huron, resulting in a gain of $5.3 million being recorded. We collected $2.6 million of the settlement amount during the fourth quarter of 2013, and received the remaining amount in January 2014. As of December 31, 2013, the second settlement payment of $2.7 million is recorded as a receivable in Prepaid expenses and other current assets.

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

Guarantees

Guarantees in the form of letters of credit totaling $4.9 million and $5.1 million were outstanding at December 31, 2013 and December 31, 2012, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

17. Segment Information

Segments are defined by ASC Topic 280, “Segment Reporting,” as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. In the first quarter of 2013, the Company reorganized its internal financial reporting structure. Under the new structure, the Company began reporting information as five operating segments: Huron Healthcare; Huron Legal; Huron Education and Life Sciences; Huron Financial; and All Other. Our chief operating decision maker manages the business under these five operating segments.

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

Our Huron Healthcare segment provides consulting services to national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and physician practices. This segment provides consulting services related to hospital or healthcare organization performance improvement, revenue cycle improvement, clinical quality and care variation, labor productivity, non-labor cost management, information technology, patient flow improvement, and physician practice management.

•	Huron Legal

Our Huron Legal segment provides advisory and business services to assist law departments of major global corporations and law firms with their cost and risk effectiveness, organizational design and development, and operational efficiency. These results-driven services add value to organizations by helping reduce the amounts spent on legal services and enhance client service. Our expertise focuses on strategic and management consulting, cost management, and technology and information management including matter management, records management, document review, and discovery services. Included in this segment’s offerings is our Integrated Analytics solution, which is designed to deliver an innovative, comprehensive process resulting in more affordable and predictable discovery costs.

•	Huron Education and Life Sciences

Our Huron Education and Life Sciences segment provides management consulting services and software solutions to the higher education, academic medical center, and pharmaceutical and medical device industries, as well as law firms and others that do business with these industries. We develop and implement performance improvement, technology, and research enterprise solutions to help clients address challenges relating to financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance. Our technology consulting services and solutions extend beyond the higher education, academic medical center, and pharmaceutical and medical device industries.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

•	Huron Financial

Our Huron Financial segment provides financial advisory, interim management, operational improvement, capital advisory, and valuation services. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, creditors, owners, investors, and other key constituents in connection with out-of-court restructurings and bankruptcy proceedings. Our consultants provide senior level involvement and extensive industry experience to drive results. Our experienced leadership, management depth and flexible staffing model allow us to efficiently lead projects ranging from middle market to large company assignments. We draw on career experience gathered from operations, lending, investment banking, portfolio and asset management, public accounting, and management consulting to provide practical business solutions. Effective January 1, 2014, the Huron Financial segment name was changed to Huron Business Advisory.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The table below sets forth information about our operating segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements. We do not present financial information by geographic area because our international operations are immaterial.

	Year ended December 31,
	2013	2012	2011
Huron Healthcare:
Revenues	$358,766	$288,762	$280,384
Operating income	$141,870	$110,864	$105,995
Segment operating income as a percentage of segment revenues	39.5%	38.4%	37.8%
Huron Legal:
Revenues	$182,394	$184,918	$172,355
Operating income	$41,964	$44,317	$43,213
Segment operating income as a percentage of segment revenues	23.0%	24.0%	25.1%
Huron Education and Life Sciences:
Revenues	$148,304	$129,427	$115,328
Operating income	$35,898	$38,283	$33,051
Segment operating income as a percentage of segment revenues	24.2%	29.6%	28.7%
Huron Financial:
Revenues	$29,974	$22,019	$34,911
Operating income	$7,279	$1,888	$9,928
Segment operating income as a percentage of segment revenues	24.3%	8.6%	28.4%
All Other:
Revenues	$1,084	$835	$3,336
Operating loss	$(1,256)	$(2,285)	$(6,222)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M
Total Company:
Revenues	$720,522	$625,961	$606,314
Reimbursable expenses	67,267	55,764	51,580

Total revenues and reimbursable expenses	$787,789	$681,725	$657,894

Statements of Earnings reconciliation:
Segment operating income	$225,755	$193,067	$185,965
Items not allocated at the segment level:
Other operating expenses and gains	85,340	88,012	90,021
Depreciation and amortization expense	20,510	18,529	18,524
Goodwill impairment charge (1)	—	13,083	21,973
Other expense, net	6,266	7,795	12,337

Income from continuing operations before income tax expense	$113,639	$65,648	$43,110

N/M – Not Meaningful

(1)	The goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

	December 31, 2013	December 31, 2012
Segment Assets:
Huron Healthcare	$95,900	$60,288
Huron Legal	42,190	51,594
Huron Education and Life Sciences	29,364	31,129
Huron Financial	11,228	1,462
All Other	257	50
Unallocated assets (1)	706,661	643,377

Total assets	$885,600	$787,900

(1)	Goodwill and intangible assets are included in unallocated assets, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources.

For the years ended December 31, 2013, 2012, and 2011, substantially all of our revenues and long-lived assets were attributed to or located in the United States.

No single client generated greater than 10% of our consolidated revenues during the years ended December 31, 2013, 2012, and 2011. At December 31, 2013, one Huron Healthcare client’s total receivables and unbilled services balance represented 14% of our total receivables and unbilled services balance. No other client’s total receivables and unbilled services represented greater than 10% of our total receivables and unbilled services balance. At December 31, 2012, no single client’s total receivables and unbilled services balance represented greater than 10% of our total receivables and unbilled services balance.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

18. Valuation and Qualifying Accounts

The following table summarizes the activity of the allowances for doubtful accounts and unbilled services and the valuation allowance for deferred tax assets:

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2011:
Allowances for doubtful accounts and unbilled services	$15,950	42,348	47,616	$10,682
Valuation allowance for deferred tax assets	$765	1,775	—	$2,540
Year ended December 31, 2012:
Allowances for doubtful accounts and unbilled services	$10,682	44,613	48,253	$7,042
Valuation allowance for deferred tax assets	$2,540	1,564	—	$4,104
Year ended December 31, 2013:
Allowances for doubtful accounts and unbilled services	$7,042	44,123	39,258	$11,907
Valuation allowance for deferred tax assets	$4,104	1,642	—	$5,746

(1)	Additions to allowances for doubtful accounts and unbilled services are charged to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is charged to operating expenses. Additions also include allowances acquired in business acquisitions, which were not material in any period presented.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

19. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2013	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$164,036	$170,407	$174,735	$211,344
Reimbursable expenses	15,336	18,123	17,542	16,266
Total revenues and reimbursable expenses	179,372	188,530	192,277	227,610
Gross profit	57,235	66,869	67,984	81,751
Operating income	21,343	30,549	31,119	36,894
Net income from continuing operations	11,369	15,814	17,161	22,119
Income (loss) from discontinued operations, net of tax	(32)	(9)	10	1
Net income	11,337	15,805	17,171	22,120
Net earnings per basic share:
Net income from continuing operations	$0.51	$0.71	$0.77	$0.99
Income from discontinued operations, net of tax	—	—	—	—
Net income	$0.51	$0.71	$0.77	$0.99
Net earnings per diluted share:
Net income from continuing operations	$0.51	$0.69	$0.75	$0.96
Income (loss) from discontinued operations, net of tax	(0.01)	—	—	—
Net income	$0.50	$0.69	$0.75	$0.96
Weighted average shares used in calculating earnings per share:
Basic	22,139	22,351	22,386	22,409
Diluted	22,487	22,760	22,873	22,973

	Quarter Ended
2012	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$138,637	$144,671	$161,888	$180,765
Reimbursable expenses	13,796	14,554	13,470	13,944
Total revenues and reimbursable expenses	152,433	159,225	175,358	194,709
Gross profit	40,692	51,620	71,883	73,065
Operating income	3,637	14,701	20,564	34,541
Net income from continuing operations	587	6,305	10,416	18,645
Income (loss) from discontinued operations, net of tax	269	202	47	(43)
Net income	856	6,507	10,463	18,602
Net earnings per basic share:
Net income from continuing operations	$0.03	$0.29	$0.47	$0.85
Income from discontinued operations, net of tax	0.01	0.01	0.01	—
Net income	$0.04	$0.30	$0.48	$0.85
Net earnings per diluted share:
Net income from continuing operations	$0.03	$0.28	$0.47	$0.83
Income from discontinued operations, net of tax	0.01	0.01	—	—
Net income	$0.04	$0.29	$0.47	$0.83
Weighted average shares used in calculating earnings per share:
Basic	21,775	21,918	21,950	21,976
Diluted	22,164	22,248	22,326	22,399

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

20. Subsequent Events

Effective January 1, 2014, we completed our acquisition of the assets of The Frankel Group Associates, LLC (“The Frankel Group”), a life sciences consulting firm. Under the terms of the asset purchase agreement, the Company acquired substantially all of the assets and assumed certain liabilities of The Frankel Group. The results of operations of The Frankel Group will be included within the Huron Education and Life Sciences segment.