Form 10-Q
period 2014-03-31
Huron Consulting Group Inc.
filed 2014-04-30
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 23, 2014, 23,550,025 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$21,641	$58,131
Receivables from clients, net	100,217	123,750
Unbilled services, net	89,655	55,125
Income tax receivable	11,059	270
Deferred income taxes, net	7,994	15,498
Prepaid expenses and other current assets	12,908	19,740

Total current assets	243,474	272,514
Property and equipment, net	38,954	38,742
Other non-current assets	16,141	16,485
Intangible assets, net	24,397	21,222
Goodwill	544,874	536,637

Total assets	$867,840	$885,600

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,068	$8,185
Accrued expenses	20,473	19,180
Accrued payroll and related benefits	37,682	97,677
Bank borrowings, current portion	25,000	25,000
Accrued consideration for business acquisitions	5,843	5,177
Income tax payable	2	2,917
Deferred revenues	13,700	15,248

Total current liabilities	111,768	173,384
Non-current liabilities:
Deferred compensation and other liabilities	8,903	5,360
Bank borrowings, net of current portion	137,500	143,750
Deferred lease incentives	13,500	12,355
Deferred income taxes, net	22,786	20,487

Total non-current liabilities	182,689	181,952
Commitments and Contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,694,215 and 25,246,565 shares issued at March 31, 2014 and December 31, 2013, respectively	248	245
Treasury stock, at cost, 2,040,395 and 1,993,769 shares at March 31, 2014 and December 31, 2013, respectively	(91,146)	(88,091)
Additional paid-in capital	455,319	443,144
Retained earnings	209,889	175,763
Accumulated other comprehensive loss	(927)	(797)

Total stockholders’ equity	573,383	530,264

Total liabilities and stockholders’ equity	$867,840	$885,600

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues and reimbursable expenses:
Revenues	$210,731	$164,036
Reimbursable expenses	19,103	15,336

Total revenues and reimbursable expenses	229,834	179,372
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	123,610	106,128
Amortization of intangible assets and software development costs	1,101	658
Reimbursable expenses	19,431	15,351

Total direct costs and reimbursable expenses	144,142	122,137

Operating expenses and other operating gains:
Selling, general and administrative expenses	37,688	32,263
Restructuring charges	129	—
Litigation settlement gain	—	(1,150)
Depreciation and amortization	6,056	4,779

Total operating expenses and other operating gains	43,873	35,892

Operating income	41,819	21,343
Other income (expense), net:
Interest expense, net of interest income	(1,371)	(1,863)
Other income, net	176	13

Total other expense, net	(1,195)	(1,850)

Income from continuing operations before income tax expense	40,624	19,493
Income tax expense	6,498	8,124

Net income from continuing operations	34,126	11,369
Loss from discontinued operations, net of tax	—	(32)

Net income	$34,126	$11,337

Net earnings per basic share:
Net income from continuing operations	$1.51	$0.51
Loss from discontinued operations, net of tax	—	—

Net income	$1.51	$0.51

Net earnings per diluted share:
Net income from continuing operations	$1.48	$0.51
Loss from discontinued operations, net of tax	—	(0.01)

Net income	$1.48	$0.50

Weighted average shares used in calculating earnings per share:
Basic	22,588	22,139
Diluted	23,086	22,487
Comprehensive income:
Net income	$34,126	$11,337
Foreign currency translation loss, net of tax	(106)	(997)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(24)	68

Other comprehensive loss	(130)	(929)

Comprehensive income	$33,996	$10,408

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Additional		Accumulated Other
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2013	24,453,461	$245	(2,003,704)	$(88,091)	$443,144	$175,763	$(797)	$530,264
Comprehensive income						34,126	(130)	33,996
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	329,626	3	(961)	12	(15)			—
Exercise of stock options	30,456	—			740			740
Share-based compensation					7,973			7,973
Shares redeemed for employee tax withholdings			(46,704)	(3,067)				(3,067)
Income tax benefit on share-based compensation					3,477			3,477

Balance at March 31, 2014	24,813,543	$248	(2,051,369)	$(91,146)	$455,319	$209,889	$(927)	$573,383

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$34,126	$11,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,157	5,437
Share-based compensation	5,136	4,635
Allowances for doubtful accounts and unbilled services	(72)	6,953
Deferred income taxes	9,829	6,083
Changes in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables from clients	27,757	(4,742)
(Increase) decrease in unbilled services	(34,329)	(18,423)
(Increase) decrease in current income tax receivable / payable, net	(13,703)	(8,513)
(Increase) decrease in other assets	5,778	2,459
Increase (decrease) in accounts payable and accrued liabilities	8,289	(1,164)
Increase (decrease) in accrued payroll and related benefits	(57,169)	(27,018)
Increase (decrease) in deferred revenues	(1,964)	(34)

Net cash used in operating activities	(9,165)	(22,990)

Cash flows from investing activities:
Purchases of property and equipment, net	(4,840)	(5,412)
Net investment in life insurance policies	(167)	(507)
Purchases of businesses	(17,430)	—
Capitalization of internally developed software	—	(692)
Proceeds from note receivable	219	—

Net cash used in investing activities	(22,218)	(6,611)

Cash flows from financing activities:
Proceeds from exercise of stock options	740	27
Shares redeemed for employee tax withholdings	(3,067)	(565)
Tax benefit from share-based compensation	3,477	803
Proceeds from borrowings under credit facility	—	22,000
Repayments on credit facility	(6,250)	(12,000)
Payments for capital lease obligations	(21)	—

Net cash (used in) provided by financing activities	(5,121)	10,265

Effect of exchange rate changes on cash	14	(77)
Net decrease in cash and cash equivalents	(36,490)	(19,413)
Cash and cash equivalents at beginning of the period	58,131	25,162

Cash and cash equivalents at end of the period	$21,641	$5,749

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$4,174	$1,598
Contingent consideration related to business acquisitions	$590	$—

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

The accompanying unaudited Consolidated Financial Statements reflect the financial position, results of operations and cash flows as of and for the three months ended March 31, 2014 and 2013. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Certain amounts reported in the previous year have been reclassified to conform to the 2014 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

During the fourth quarter of 2013, we identified that accrued capital expenditures were incorrectly classified as Purchases of property and equipment, net within the investing activities section of the Consolidated Statements of Cash Flows. The Consolidated Statements of Cash Flows for the three months ended March 31, 2013 presented herein have been revised to reflect the correction of this error. The result of this correction was an increase in net cash used in investing activities of $1.8 million in the first quarter of 2013 with an offsetting decrease in net cash used in operating activities. This classification error was not considered material for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013.

3.	New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that has (or will have) a major effect on the entity’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, a major equity method investment, or other major parts of an entity. Additionally, the revised guidance requires expanded disclosures in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. This guidance is effective for the Company beginning in the first quarter of 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted ASU 2013-11 effective January 1, 2014. The adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity, which amends current accounting guidance on foreign currency matters. This guidance requires that the entire amount of a cumulative

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. The Company adopted ASU 2013-05 effective January 1, 2014. The adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

4.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2014.

	Huron Healthcare	Huron Legal	Huron Education and Life Sciences	Huron Business Advisory	Total
Balance as of December 31, 2013:
Goodwill	$355,880	$53,159	$111,504	$159,077	$679,620
Accumulated impairment	—	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2013	355,880	53,159	111,504	16,094	536,637

Goodwill recorded in connection with business combinations	—	—	8,308	—	8,308
Goodwill reallocation	—	—	(16,744)	16,744	—
Foreign currency translation	—	91	(162)	—	(71)

Goodwill, net as of March 31, 2014	$355,880	$53,250	$102,906	$32,838	$544,874

During the first quarter of 2014, we reorganized our internal operating structure to better align our service offerings and moved our Enterprise Performance Management (“EPM”) practice (formerly referred to as Blue Stone International, a business which we acquired during the fourth quarter of 2013) from the Huron Education and Life Sciences segment to the Huron Business Advisory segment. As a result of this change, we reassigned the goodwill balance of the EPM practice, which totaled $16.7 million as of March 31, 2014, from the Huron Education and Life Sciences reporting unit to the EPM reporting unit, which is part of the Huron Business Advisory segment.

In conjunction with the goodwill reassignment, we performed an interim impairment test for the goodwill balances within our Huron Education and Life Sciences and EPM reporting units as of March 31, 2014. Our goodwill impairment test was performed using the quantitative two-step process. Based on the results of the first step of the goodwill impairment test, we determined that the fair values of our Huron Education and Life Sciences and EPM reporting units exceeded their carrying values, including goodwill. As the fair value of each reporting unit exceeded its carrying value, including goodwill, the second step of the goodwill impairment test was not necessary.

During the first quarter of 2014, the Company completed the acquisition of The Frankel Group Associates LLC, a New York-based life sciences consulting firm, within the Huron Education and Life Sciences segment. The aggregate fair value of the consideration transferred totaled $18.0 million, which includes the fair value of contingent consideration of $0.6 million. As part of the purchase price allocation, we recorded $5.7 million of intangible assets and $8.3 million of goodwill.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

Intangible assets as of March 31, 2014 and December 31, 2013 consisted of the following:

		March 31, 2014		December 31, 2013
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	1	$686	$451	$689	$226
Customer relationships	3 to 13	35,747	15,990	31,946	14,814
Non-competition agreements	1 to 6	6,540	4,014	5,480	3,655
Trade names	1 to 8	230	58	120	24
Technology and software	3 to 5	4,321	2,786	4,041	2,559
Document reviewer database	3	450	315	450	270
License	2	50	13	50	6

Total		$48,024	$23,627	$42,776	$21,554

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. The majority of customer relationships are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the relationships. All other intangible assets are amortized on a straight-line basis.

Intangible assets amortization expense was $2.5 million and $1.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Estimated annual intangible assets amortization expense is $9.0 million for 2014, $6.4 million for 2015, $4.5 million for 2016, $3.1 million for 2017, $2.1 million for 2018, and $1.1 million for 2019. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

5.	Earnings Per Share

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

	Three Months Ended March 31,
	2014	2013
Net income from continuing operations	$34,126	$11,369
Loss from discontinued operations, net of tax	—	(32)

Net income	$34,126	$11,337

Weighted average common shares outstanding – basic	22,588	22,139
Weighted average common stock equivalents	498	348

Weighted average common shares outstanding – diluted	23,086	22,487

Net earnings per basic share:
Net income from continuing operations	$1.51	$0.51
Loss from discontinued operations, net of tax	—	—

Net income	$1.51	$0.51

Net earnings per diluted share:
Net income from continuing operations	$1.48	$0.51
Loss from discontinued operations, net of tax	—	(0.01)

Net income	$1.48	$0.50

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The computation of diluted earnings per share excludes unvested restricted common stock, outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. There were no anti-dilutive common stock equivalents for the three months ended March 31, 2014. The weighted average common stock equivalents presented above do not include the effect of approximately 78,900 common stock equivalents for the three months ended March 31, 2013, because their inclusion would be anti-dilutive.

6.	Borrowings

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement with various financial institutions, as amended by the first, second, and third amendments to the credit agreement dated as of August 31, 2012, September 25, 2013, and February 14, 2014, respectively (as amended and modified, the “2011 Credit Agreement”). The second amendment to the credit agreement extended the term of the 2011 Credit Agreement from August 31, 2017 to September 25, 2018, and provided for less restrictive covenants, among other things.

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

As of the date of the second amendment to the credit agreement, the Term Loan had a principal amount outstanding of $181.3 million. This principal balance is subject to scheduled quarterly amortization payments that began in 2013. The aggregate annual quarterly amortization payments, expressed as a percentage of the original principal balance, are as follows: 6.9% in 2013, 13.8% in 2014, 15.8% in 2015, 16.6% in 2016, 16.6% in 2017, and 30.3% in 2018, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is September 25, 2018, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on September 25, 2018. As of March 31, 2014, the Company has made all scheduled quarterly amortization payments as they have come due in accordance with the Term Loan.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio that varies throughout the term and was 3.25 to 1.00 as of March 31, 2014, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At March 31, 2014, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.75 to 1.00, a leverage ratio of 0.91 to 1.00, and net worth greater than $150 million. At December 31, 2013, we were also in compliance with these financial debt covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At March 31, 2014, outstanding letters of credit totaled $5.5 million and are primarily used as security deposits for our office facilities. As of March 31, 2014, the unused borrowing capacity under the 2011 Credit Agreement was $242.0 million. Borrowings outstanding under this credit facility at March 31, 2014 totaled $162.5 million, all of which was under the Term Loan. These borrowings carried a weighted average interest rate of 2.3%, including the effect of the interest rate swaps described below in Note 8 “Derivative Instruments and Hedging Activity.” Borrowings outstanding at December 31, 2013 were $168.8 million and carried a weighted average interest rate of 2.0%.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

7.	Restructuring Charges

During the first quarter of 2014, we incurred a $0.1 million pretax restructuring charge related to workforce reductions in our London office to better align our resources with market demand in our Huron Legal segment. We did not incur a restructuring charge during the first quarter of 2013.

As of March 31, 2014, our restructuring charge liability is $0.4 million, and primarily consists of $0.3 million related to the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in San Francisco and Washington, D.C. and $0.1 million related to severance costs. The restructuring charge liability is included as a component of Accrued expenses and Deferred compensation and other liabilities.

8.	Derivative Instruments and Hedging Activity

On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective on February 29, 2012 and ending on April 14, 2016. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings described in Note 6 “Borrowings.” The swap had an initial notional amount of $56.6 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.9875%.

On May 30, 2012, we entered into a forward amortizing interest rate swap agreement effective on May 31, 2012 and ending on April 14, 2016. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $37.0 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.70%.

On April 4, 2013, we entered into a forward amortizing interest rate swap agreement effective on March 31, 2014 and ending on August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. The swap has an initial notional amount of $60.0 million and amortizes such that, collectively with our other two interest rate swaps, we are effectively fixing the interest rate on 80% of our Term Loan borrowings throughout the term of the swap agreement. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 0.985%.

ASC Topic 815, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of March 31, 2014, it was anticipated that $0.5 million of the losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three months ended March 31, 2014.

The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of March 31, 2014 and December 31, 2013.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	March 31, 2014	December 31, 2013
Other non-current assets	$797	$752
Accrued expenses	$927	$765
Deferred compensation and other liabilities	$64	$140

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on the Consolidated Balance Sheets. If we had elected to net derivative instruments subject to master netting agreements as of March 31, 2014 and December 31, 2013, the impact would have reduced our derivative assets and liabilities by $0.8 million for both periods.

We do not use derivative instruments for trading or other speculative purposes, and we did not have any other derivative instruments or hedging activities as of March 31, 2014. Refer to Note 10 “Other Comprehensive Income (Loss)” for additional information on our derivative instruments.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2014
Assets:
Promissory note	$—	$—	$2,542	$2,542
Interest rate swaps	—	330	—	330

Total assets	$—	$330	$2,542	$2,872

Liabilities:
Interest rate swaps	$—	$524	$—	$524
Deferred acquisition payment	—	—	5,253	5,253
Contingent acquisition liability	—	—	590	590

Total liabilities	$—	$524	$5,843	$6,367

December 31, 2013
Asset:
Promissory note	$—	$—	$2,726	$2,726
Interest rate swaps	—	430	—	430

Total assets	$—	$430	$2,726	$3,156

Liabilities:
Interest rate swaps	$—	$583	$—	$583
Deferred acquisition payment	—	—	5,177	5,177

Total liabilities	$—	$583	$5,177	$5,760

As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the first quarter of 2014, we refinanced the note to temporarily decrease the quarterly payment amounts and extend the term of the note to mature on October 31, 2017. The note will continue to be paid to the Company in quarterly installments, in amounts which increase over time. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 14%, which accounts for the risks associated with the note. The decrease in the fair value of the note during the first three months of 2014 reflects the principal payments received, less the accretion of interest income in excess of interest payments received. The portion of the note expected to be received in the next twelve months is recorded as a receivable in Prepaid expenses and other current assets. The remaining portion of the note is recorded in Other non-current assets.

The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.

Deferred acquisition payments are included in the total purchase consideration for certain business acquisitions the Company has completed and represent fixed future payments owed to the sellers of those businesses. The fair value of the deferred acquisition payment is based on the two-year payment term and the net present value of expected cash flows using a discount rate of 6%. The increase in the fair value of the deferred acquisition payment during the first three months of 2014 reflects the accretion of interest expense in excess of interest payments made.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The fair value of the contingent acquisition liability was calculated at the acquisition date using a probability weighted estimated payout based on assumptions used in our latest projections and discounted to fair value using a discount rate of 1.9%. On a quarterly basis, the contingent acquisition liability will be remeasured at current fair value with any changes to the fair value recorded in earnings. The fair value of the contingent acquisition liability is recorded in Accrued expenses.

10.	Other Comprehensive Income (Loss)

The table below sets forth the components of other comprehensive income (loss), net of tax, for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income:
Foreign currency translation adjustment	$(106)	$—	$(106)	$(1,048)	$51	$(997)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(171)	$69	$(102)	$(25)	$11	$(14)
Reclassification adjustments into earnings	130	(52)	78	137	(55)	82

Net unrealized gain (loss)	$(41)	$17	$(24)	$112	$(44)	$68

Other comprehensive income (loss)	$(147)	$17	$(130)	$(936)	$7	$(929)

The before tax amounts reclassified from accumulated other comprehensive loss related to our cash flow hedges are recorded to Interest expense, net of interest income.

Accumulated other comprehensive loss, net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(716)	$(81)	$(797)
Current period change	(106)	(24)	(130)

Balance, March 31, 2014	$(822)	$(105)	$(927)

11.	Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2014 and 2013 were 16.0% and 41.7%, respectively. The effective tax rate for the three months ended March 31, 2014 was lower than the statutory rate, inclusive of state income taxes, due primarily to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million during the quarter. This recognized benefit was partially offset by $1.2 million in expenses related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election. The effective tax rate for the three months ended March 31, 2013 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of the retroactive reinstatement of the federal research and development tax credit, which was enacted during the quarter.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

12.	Commitments, Contingencies and Guarantees

Litigation

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, we reversed the charge of $1.2 million relating to settlement discussions which we originally recorded in the second quarter of 2012, in accordance with ASC Topic 450, “Contingencies.” The relator filed an appeal on April 2, 2013. On April 8, 2013, Huron filed an appeal of an earlier denial of a motion to dismiss filed by Huron which argued that the relator’s action was barred because, under the FCA jurisdictional bar, the action was based on publicly disclosed information and the relator cannot qualify as an original source. We continue to believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)

On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi Court of First Instance. The lawsuit alleges that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants allege they are entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response states that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. On December 17, 2013, the Abu Dhabi court ruled in Huron’s favor on all claims and held that Huron permissibly terminated the contract with Tamalluk and Huron does not owe Tamalluk any compensation related to Tamalluk’s claims. In addition, the court terminated the Local Sponsorship Agreement as requested by Huron in its counterclaim. Tamalluk appealed the decision, and on March 18, 2014, the appellate court upheld the decision in Huron’s favor. Tamalluk has until May 18, 2014 to appeal to the highest court in Abu Dhabi.

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

Guarantees and Indemnification

Guarantees in the form of letters of credit totaling $5.5 million and $4.9 million were outstanding at March 31, 2014 and December 31, 2013, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

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

Segments are defined by ASC Topic 280, “Segment Reporting,” as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under five operating segments, which are our reportable segments: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Business Advisory, and All Other.

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

Our Huron Legal segment provides advisory and business services to assist law departments of major global corporations and law firms with their cost and risk effectiveness, organizational design and development, and operational efficiency. These services add value to organizations by helping them enhance client service and reduce the amounts spent on legal services. Our expertise focuses on strategic and management consulting, cost management, and technology and information management, including matter management, records management, document review, and discovery services. Included in this segment’s offerings is our Integrated Analytics solution, which is designed to deliver an innovative, comprehensive process resulting in more affordable and predictable discovery costs.

•	Huron Education and Life Sciences

Our Huron Education and Life Sciences segment provides management consulting services and software solutions to the higher education, academic medical center, pharmaceutical and medical device, and research industries. We work with our clients to develop and implement performance improvement, technology, and research enterprise solutions to help them address challenges relating to financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance.

•	Huron Business Advisory

Our Huron Business Advisory segment (formerly referred to as Huron Financial) provides financial advisory; interim management; operational improvement; capital advisory; valuation; enterprise systems planning, design, and implementation; and enterprise performance management services. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, creditors, owners, investors, and other key constituents in connection with out-of-court restructurings and bankruptcy proceedings. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, MBAs, JDs, and chartered financial analysts as well as former chief restructuring officers, chief executive officers, chief financial officers, and professionals with significant board governance experience.

•	All Other

Our All Other segment consists of any line of business not managed by our other four operating segments. These businesses include our public sector consulting practice and our foreign healthcare and strategic consulting operations based in the Middle East.

During the first quarter of 2014, we reorganized our internal operating structure to better align our service offerings and moved our EPM practice (formerly referred to as Blue Stone International, a business which we acquired during the fourth quarter of 2013) from the Huron Education and Life Sciences segment to the Huron Business Advisory segment.

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

The table below sets forth information about our operating segments for the three months ended March 31, 2014 and 2013, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
	2014	2013
Huron Healthcare:
Revenues	$107,548	$78,745
Operating income	$51,220	$31,161
Segment operating income as a percentage of segment revenues	47.6%	39.6%
Huron Legal:
Revenues	$54,975	$40,944
Operating income	$12,488	$2,938
Segment operating income as a percentage of segment revenues	22.7%	7.2%
Huron Education and Life Sciences:
Revenues	$33,576	$35,726
Operating income	$6,447	$9,352
Segment operating income as a percentage of segment revenues	19.2%	26.2%
Huron Business Advisory:
Revenues	$13,382	$8,582
Operating income	$2,555	$3,379
Segment operating income as a percentage of segment revenues	19.1%	39.4%
All Other:
Revenues	$1,250	$39
Operating loss	$(458)	$(172)
Segment operating loss as a percentage of segment revenues	N/M	N/M
Total Company:
Revenues	$210,731	$164,036
Reimbursable expenses	19,103	15,336

Total revenues and reimbursable expenses	$229,834	$179,372

Statements of Earnings reconciliation:
Segment operating income	$72,252	$46,658
Items not allocated at the segment level:
Other operating expenses and gains	24,377	20,536
Depreciation and amortization expense	6,056	4,779
Other expense, net	1,195	1,850

Income from continuing operations before income tax expense	$40,624	$19,493

N/M – Not Meaningful

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Segment Assets(1):
Huron Healthcare	$91,338	$95,900
Huron Legal	49,473	42,190
Huron Education and Life Sciences	28,232	22,783
Huron Business Advisory	20,470	17,809
All Other	421	257
Unallocated assets (2)	677,906	706,661

Total assets	$867,840	$885,600

(1)	The December 31, 2013 segment asset balances have been reclassified to reflect the move of our EPM practice from the Huron Education and Life Sciences segment to the Huron Business Advisory segment.
(2)	Goodwill and intangible assets are included in unallocated assets, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources.

At March 31, 2014, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. At December 31, 2013, one Huron Healthcare client’s total receivables and unbilled services balance represented 14% of our total receivables and unbilled services balance. No other client’s total receivables and unbilled services represented greater than 10% of our total receivables and unbilled services balance at December 31, 2013. No single client generated greater than 10% of our consolidated revenues during the three months ended March 31, 2014 and 2013.

14.	Subsequent Events

On April 23, 2014, we entered into an agreement to acquire the assets of Vonlay, LLC, a healthcare technology consulting firm, specializing in clinical information systems and electronic health records implementations and optimizations. The transaction, which is subject to certain customary closing conditions, is expected to close in May 2014. Vonlay will be included within the Huron Healthcare segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements, including, without limitation, current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions continue to trend upward. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.

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

We provide our services through five operating segments: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Business Advisory, and All Other.

•	Huron Healthcare

Our Huron Healthcare segment provides consulting services to national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and physician practices. We deliver solutions to empower our clients to address challenges in the rapidly-evolving healthcare environment and improve quality, increase revenue, reduce expenses, and enhance patient, physician, and employee satisfaction across the healthcare enterprise. Our people provide a depth of expertise across the healthcare industry, and our culture of collaboration extends to our client engagements, enabling teams to effectively implement successful client projects.

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

Our Huron Education and Life Sciences segment provides management consulting services and software solutions to the higher education, academic medical center, pharmaceutical and medical device, and research industries. We work with our clients to develop and implement performance improvement, technology, and research enterprise solutions to help them address challenges relating to financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance.

•	Huron Business Advisory

Our Huron Business Advisory segment (formerly referred to as Huron Financial) provides financial advisory; interim management; operational improvement; capital advisory; valuation; enterprise systems planning, design, and implementation; and enterprise performance management services. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, creditors, owners, investors, and other key constituents in connection with out-of-court restructurings and bankruptcy proceedings. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, MBAs, JDs, and chartered financial analysts as well as former chief restructuring officers, chief executive officers, chief financial officers, and professionals with significant board governance experience.

•	All Other

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 43.4% and 44.9% of our revenues in the three months ended March 31, 2014 and 2013, respectively.

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

We generate revenues from licensing two types of proprietary software to clients: revenue cycle management software and research administration and compliance software. Licenses for our revenue cycle management software are sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract. License revenue from our research administration and compliance software is generally recognized in the month in which the software is delivered.

Fixed-fee engagements (including software license revenue) represented approximately 38.2% and 40.3% of our revenues for the three months ended March 31, 2014 and 2013, respectively.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 15.4% and 11.5% of our revenues in the three months ended March 31, 2014 and 2013, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.

Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.0% and 3.3% of our revenues in the three months ended March 31, 2014 and 2013, respectively.

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

Business Strategy, Opportunities and Challenges

Our primary strategy is to meet the needs of our clients by providing a balanced portfolio of service offerings and capabilities, so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve this, we continue to hire highly qualified professionals and have entered into select acquisitions of complementary businesses.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical. These critical accounting policies relate to revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first three months of 2014.

Carrying Values of Goodwill and Other Intangible Assets

During the first quarter of 2014, we reorganized our internal operating structure to better align our service offerings and moved our Enterprise Performance Management (“EPM”) practice (formerly referred to as Blue Stone International, a business which we acquired during the fourth quarter of 2013) from the Huron Education and Life Sciences segment to the Huron Business Advisory segment. As a result of this change, we reassigned the goodwill balance of the EPM practice, which totaled $16.7 million as of March 31, 2014, from the Huron Education and Life Sciences reporting unit to the EPM reporting unit, which is part of the Huron Business Advisory segment.

In conjunction with the goodwill reassignment, we performed an interim impairment test for the goodwill balances within our Huron Education and Life Sciences and EPM reporting units as of March 31, 2014. Our goodwill impairment test was performed using the quantitative two-step process. Based on the results of the first step of the goodwill impairment test, we determined that the fair values of our Huron Education and Life Sciences and EPM reporting units exceeded their carrying values by 46% and 12%, respectively. Since the fair value of each reporting unit exceeded its carrying value, the second step of the goodwill impairment test was not necessary.

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

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by the reporting units and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting units and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates, and profitability, among others. In estimating future cash flows, we relied on an internally generated seven-year forecast. For periods after the seven-year forecast, we assumed a long-term annual revenue growth rate of 3.5% for the Huron Education and Life Sciences reporting unit and 3.0% for the EPM reporting unit. Our forecast is based on historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a weighted average cost of capital (“WACC”) discount rate of 13.0% for the Huron Education and Life Sciences reporting unit and 17.0% for the EPM reporting unit.

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

The table below presents the decrease in the fair value of our Huron Education and Life Sciences and EPM reporting units given a one percent increase in the discount rate or a one percent decrease in the long-term assumed annual revenue growth rate.

	Huron Education and Life Sciences		Enterprise Performance Management
	Decrease in Fair Value of the Reporting Unit (in thousands)	Percentage by which Fair Value Exceeds Carrying Amount	Decrease in Fair Value of the Reporting Unit (in thousands)	Percentage by which Fair Value Exceeds Carrying Amount
Discount rate – increase by 1%	$9,600	39%	$700	9%
Long-term growth rate – decrease by 1%	$7,900	40%	$250	11%

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

	Three Months Ended March 31,
	2014	2013
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Huron Healthcare	$107,548	$78,745
Huron Legal	54,975	40,944
Huron Education and Life Sciences	33,576	35,726
Huron Business Advisory	13,382	8,582
All Other	1,250	39

Total revenues	210,731	164,036
Total reimbursable expenses	19,103	15,336

Total revenues and reimbursable expenses	$229,834	$179,372

Operating income (loss):
Huron Healthcare	$51,220	$31,161
Huron Legal	12,488	2,938
Huron Education and Life Sciences	6,447	9,352
Huron Business Advisory	2,555	3,379
All Other	(458)	(172)

Total segment operating income	72,252	46,658
Operating expenses and gains not allocated to segments	30,433	25,315

Total operating income	$41,819	$21,343

Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Huron Healthcare	995	870
Huron Legal	138	151
Huron Education and Life Sciences	429	436
Huron Business Advisory	166	62

Total	1,728	1,519
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare	985	863
Huron Legal	139	146
Huron Education and Life Sciences	434	430
Huron Business Advisory	161	62

Total	1,719	1,501
Full-time billable consultant utilization rate (2):
Huron Healthcare	78.9%	85.6%
Huron Legal	64.5%	52.0%
Huron Education and Life Sciences	68.3%	70.0%
Huron Business Advisory	68.5%	84.7%
Total	74.1%	77.9%

	Three Months Ended March 31,
	2014	2013
Other Operating Data (Continued):
Full-time billable consultant average billing rate per hour (3):
Huron Healthcare	$272	$205
Huron Legal	$259	$222
Huron Education and Life Sciences	$200	$206
Huron Business Advisory	$238	$331
Total	$251	$212
Revenue per full-time billable consultant (in thousands):
Huron Healthcare	$102	$85
Huron Legal	$75	$53
Huron Education and Life Sciences	$65	$70
Huron Business Advisory	$79	$135
Total	$89	$79
Average number of full-time equivalents (for the period) (4):
Huron Healthcare	51	56
Huron Legal	1,413	1,089
Huron Education and Life Sciences	39	39
Huron Business Advisory	8	2

Total	1,511	1,186
Revenue per full-time equivalents (in thousands):
Huron Healthcare	$129	$104
Huron Legal	$32	$31
Huron Education and Life Sciences	$139	$151
Huron Business Advisory	$84	$149
Total	$38	$38

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(2)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all of our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(4)	Consists of consultants who work variable schedules as needed by our clients, as well as other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

Non-GAAP Measures

We also assess our results of operations using certain non-GAAP financial measures. These non-GAAP financial measures differ from GAAP because the non-GAAP financial measures we calculate to measure Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), Adjusted net income from continuing operations, and Adjusted diluted earnings per share from continuing operations exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.

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

The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$210,731	$164,036

Net income from continuing operations	$34,126	$11,369
Add back:
Income tax expense	6,498	8,124
Interest and other expenses	1,195	1,850
Depreciation and amortization	7,157	5,437

Earnings before interest, taxes, depreciation and amortization (EBITDA)	48,976	26,780
Add back:
Restructuring charges	129	—
Litigation settlement gain	—	(1,150)

Adjusted EBITDA	$49,105	$25,630

Adjusted EBITDA as a percentage of revenues	23.3%	15.6%

	Three Months Ended March 31,
	2014	2013
Net income from continuing operations	$34,126	$11,369

Weighted average shares—diluted	23,086	22,487
Diluted earnings per share from continuing operations	$1.48	$0.51

Add back:
Amortization of intangible assets	2,518	1,456
Restructuring charges	129	—
Litigation settlement gain	—	(1,150)
Tax effect	(1,059)	(122)
Net tax benefit related to “check-the-box” election	(10,244)	—

Total adjustments, net of tax	(8,656)	184

Adjusted net income from continuing operations	$25,470	$11,553

Adjusted diluted earnings per share from continuing operations	$1.10	$0.51

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

Litigation settlement gain: We have excluded the effect of the litigation settlement gain in 2013 because its exclusion permits comparability with periods that were not impacted by this item.

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

Net tax benefit related to “check-the-box” election: We have excluded the effect of the net tax benefit from our “check-the-box” election to treat one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes during the first quarter of 2014 because its exclusion permits comparability with periods that were not impacted by this item.

Income tax expense, Interest and other expenses, Depreciation and amortization: We have excluded the effects of income tax expense, interest and other expenses, and depreciation and amortization in the calculation of EBITDA as these are customary exclusions as defined by the calculation of EBITDA to arrive at meaningful earnings from core operations excluding the effect of such items.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Revenues increased $46.7 million, or 28.5%, to $210.7 million for the first quarter of 2014 from $164.0 million for the first quarter of 2013.

Of the overall $46.7 million increase in revenues, $34.1 million was attributable to our full-time billable consultants, while $12.6 million was attributable to our full-time equivalents. The increase in full-time billable consultant revenues was driven by an increase in the average number of billable consultants and average billing rate, partially offset by a decrease in the consultant utilization rate. The increase in revenue from full-time billable consultants primarily reflected strengthened demand for our services in the Huron Healthcare segment and our Huron Legal segment’s legal advisory services, partially offset by decreased demand for our services in the Huron Education and Life Sciences segment. The increase in full-time equivalent revenue was primarily attributable to an increase in the average number of full-time equivalents and revenue per full-time equivalent. Revenue attributable to full-time equivalents primarily reflected increased demand for our discovery services in the Huron Legal segment, as well as increased use of contractors in the Huron Healthcare segment.

Total Direct Costs

Our total direct costs increased $17.9 million, or 16.8%, to $124.7 million in the three months ended March 31, 2014, from $106.8 million in the three months ended March 31, 2013. The increase primarily related to a $12.7 million increase in salaries, bonuses, and related expenses for our revenue-generating professionals and a $5.1 million increase in contractor expense. As a percentage of revenues, our total direct costs decreased to 59.2% during the first quarter of 2014 compared to 65.1% during the first quarter of 2013. This decrease primarily reflected revenue growth that outpaced the increase in salaries, bonuses, and related expenses for our revenue-generating professionals during the first quarter of 2014, as well as a decrease in technology expense, partially offset by the increase in contractor expense as a percentage of revenues.

Total direct costs for the three months ended March 31, 2014 included $4.0 million of share-based compensation expense and $1.1 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations. Total direct costs for the three months ended March 31, 2013 included $3.6 million of share-based compensation expense and $0.7 million of amortization expense for intangible assets and software development costs. The increase in share-based compensation expense was primarily attributable to an increase in the number of performance-based awards that are expected to be earned in 2014 based on 2014 performance, compared to those that were expected, as of March 31, 2013, to be earned based on 2013 performance. The increase in amortization expense was primarily related to the amortization of intangible assets from businesses acquired during the fourth quarter of 2013 and the first quarter of 2014.

Operating Expenses and Other Operating Gains

Selling, general and administrative expenses increased $5.4 million, or 16.8%, to $37.7 million in the first quarter of 2014 from $32.3 million in the first quarter of 2013. This increase was primarily related to a $2.7 million increase in salaries, bonuses, and related expenses for our support personnel, a $0.9 million increase in promotion and sponsorship expenses, a $0.7 million increase in practice administration and meetings expense, a $0.5 million increase in accounting, tax, and audit fees, and a $0.4 million increase in outside professional services. As a percentage of revenues, selling, general and administrative expenses decreased to 17.9% during the first quarter of 2014 compared to 19.7% during the first quarter of 2013. This decrease primarily reflected revenue growth that outpaced the increases in salaries, bonuses, and related expenses for our support personnel and facilities and other office related expenses.

We did not incur any litigation or other settlement gains or losses during the first quarter of 2014. During the first quarter of 2013, we recorded a $1.2 million settlement gain. As discussed under “Part II – Item 1. Legal Proceedings,” and in Note 12 “Commitments, Contingencies and Guarantees,” during the second quarter of 2012, we conducted preliminary settlement discussions with the relator in the qui tam action, and as a result, we recorded a charge of $1.2 million. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, during the first quarter of 2013, we reversed the charge of $1.2 million taken during 2012.

Depreciation and amortization expense increased by $1.3 million to $6.1 million in the three months ended March 31, 2014, from $4.8 million in the three months ended March 31, 2013. The increase primarily related to the amortization of intangible assets from businesses acquired during the fourth quarter of 2013 and first quarter of 2014, as well as the depreciation of leasehold improvements that were placed into service during the second half of 2013. Intangible asset amortization included within operating expenses relates to certain customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our acquisitions.

Operating Income

Operating income increased $20.5 million, or 95.9%, to $41.8 million in the first quarter of 2014 from $21.3 million in the first quarter of 2013. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 19.8% in the three months ended March 31, 2014, compared to 13.0% in the three months ended March 31, 2013. The increase in operating margin was primarily attributable to the revenue growth that outpaced the increase in salaries, bonuses, and related expenses for both our revenue-generating professionals and support personnel during the period, as well as a decrease in technology expense and a decrease in facilities and other office related expenses as a percentage of revenues. The operating margin for the first three months of 2013 was positively impacted by the litigation settlement gain recognized during that period.

Other Expense, Net

Other expense, net decreased by $0.7 million, or 35.4%, to $1.2 million in the first quarter of 2014 from $1.9 million in the first quarter of 2013. The decrease was primarily attributable to a $0.5 million, or 26.4%, decrease in interest expense, net of interest income in the first quarter of 2014, which was the result of a decrease in our borrowing levels combined with lower interest rates.

Income Tax Expense

For the first quarter of 2014, we recognized income tax expense from continuing operations of $6.5 million on income from continuing operations of $40.6 million. For the first quarter of 2013, we recognized income tax expense from continuing operations of $8.1 million on income from continuing operations of $19.5 million. Our effective tax rate for the first quarter of 2014 was 16.0% compared with 41.7% for the same period last year. The effective tax rate for the three months ended March 31, 2014 was lower than the statutory rate, inclusive of state income taxes, due primarily to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million during the quarter. This recognized benefit was partially offset by $1.2 million in expenses related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election. The effective tax rate for the three months ended March 31, 2013 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of the retroactive reinstatement of the federal research and development tax credit, which was enacted during the quarter.

Net Income from Continuing Operations

Net income from continuing operations was $34.1 million for the three months ended March 31, 2014, compared to net income from continuing operations of $11.4 million for the same period last year. The $22.7 million increase in net income from continuing operations was primarily due to the increase in operating income, as well as the decrease in income tax expense, as discussed above. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first quarter of 2014 was $1.48 compared to $0.51 for the first quarter of 2013.

EBITDA and Adjusted EBITDA

EBITDA increased $22.2 million to $49.0 million for the three months ended March 31, 2014, from $26.8 million for the three months ended March 31, 2013. Adjusted EBITDA increased $23.5 million to $49.1 million in the first quarter of 2014 from $25.6 million in the first quarter of 2013. The increase in EBITDA was primarily due to the increase in segment operating income, as discussed below in Segment Results, partially offset by the decrease in litigation settlement gain. Adjusted EBITDA was higher in the first quarter of 2014 due to the increase in segment operating income.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations increased $13.9 million to $25.5 million in the first quarter of 2014 compared to $11.6 million in the first quarter of 2013. The increase was primarily attributable to the increase in operating income, partially offset by a higher tax expense when excluding the tax benefit related to our “check-the-box” election.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $28.8 million, or 36.6%, to $107.5 million for the first quarter of 2014 from $78.7 million for the first quarter of 2013. During the three months ended March 31, 2014, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 1.7%, 64.8%, 29.2%, and 4.3% of this segment’s revenues, respectively, compared to 1.2%, 70.5%, 23.4%, and 4.9%, respectively, for the comparable period in 2013.

Of the overall $28.8 million increase in revenues, $28.0 million was attributable to our full-time billable consultants and $0.8 million was attributable to our full-time equivalents. The increase in demand for our services reflected the continued pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected increases in the average billing rate and average number of full-time billable consultants, partially offset by a decrease in the consultant utilization rate. Performance-based fee revenues were $31.4 million during the first quarter of 2014 compared to $18.4 million during the first quarter of 2013. We expect performance-based fees to be greater in the first half of 2014 than in the second half of 2014. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria. With regard to our full-time equivalents, during the first three months of 2014, the Huron Healthcare segment experienced an increase in revenue per full-time equivalent, partially offset by a decrease in the average number of full-time equivalents compared to the first three months of 2013.

Operating Income

Huron Healthcare segment operating income increased $20.0 million, or 64.4%, to $51.2 million in the three months ended March 31, 2014, from $31.2 million in the three months ended March 31, 2013. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 47.6% for the first quarter of 2014 from 39.6% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries, bonuses, and related expenses for our revenue-generating professionals, as well as decreases in contractor expense and salaries and related expenses for our support personnel and a decrease in promotion and sponsorship expenses as a percentage of revenues, partially offset by an increase in technology expense.

Huron Legal

Revenues

Huron Legal segment revenues increased $14.0 million, or 34.3%, to $54.9 million for the first quarter of 2014 from $40.9 million for the first quarter of 2013. Revenues from time-and-expense engagements, fixed-fee engagements, and support and maintenance arrangements represented 97.7%, 2.1%, and 0.2% of this segment’s revenues, respectively, during the three months ended March 31, 2014, compared to 94.4%, 5.4%, and 0.2% of this segment’s revenues, respectively, for the comparable period in 2013.

Of the overall $14.0 million increase in revenues, $11.3 million was attributable to an increase in revenue generated by our full-time equivalents and $2.7 million was related to our full-time billable consultants. The increase in revenue attributable to our full-time equivalents was the result of an increase in both the average number of full-time equivalents and revenue per full-time equivalent. The increase in full-time billable consultant revenue reflected an increase in the consultant utilization rate and average billing rate, partially offset by a decrease in the average number of full-time billable consultants.

Operating Income

Huron Legal segment operating income increased by $9.6 million to $12.5 million in the three months ended March 31, 2014, from $2.9 million in the three months ended March 31, 2013. Segment operating margin increased to 22.7% for the first quarter of 2014 from 7.2% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries, bonuses, and related expenses for our revenue-generating professionals. Decreases in technology expense, rent expense, and severance expense, and a decrease in promotion and sponsorship expense as a percentage of revenues also contributed to the increase in operating margin, partially offset by an increase in contractor expense as a percentage of revenues.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues decreased $2.1 million, or 6.0%, to $33.6 million for the first quarter of 2014 from $35.7 million for the first quarter of 2013. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 71.9%, 23.6%, and 4.5% of this segment’s revenues, respectively, during the three months ended March 31, 2014, compared to 76.7%, 19.4%, and 3.9%, respectively, for the comparable period in 2013.

Of the overall $2.1 million decrease in revenues, $1.8 million was attributable to our full-time billable consultants and $0.3 million was related to our full-time equivalents. The decrease in revenue from our full-time billable consultants reflected a decrease in the average billing rate and consultant utilization rate, partially offset by an increase in the average number of full-time billable consultants. The decrease in revenue attributable to our full-time equivalents reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents.

Operating Income

Huron Education and Life Sciences segment operating income decreased $3.0 million, or 31.1%, to $6.4 million in the three months ended March 31, 2014, from $9.4 million in the three months ended March 31, 2013. The Huron Education and Life Sciences segment operating margin decreased to 19.2% for the first quarter of 2014 from 26.2% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for both our revenue-generating professionals and support personnel, as well as increases in contractor expense, promotion and sponsorship expense, and research expense, partially offset by a decrease in bonus expense for our revenue-generating professionals as a percentage of revenues.

Huron Business Advisory

Revenues

Huron Business Advisory segment revenues increased $4.8 million, or 55.9%, to $13.4 million for the first quarter of 2014 from $8.6 million for the first quarter of 2013. Revenues for the first quarter of 2014 included $6.6 million from Blue Stone, which we acquired in the fourth quarter of 2013. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 84.4%, 11.9%, and 3.7% of this segment’s revenues, respectively, during the first quarter of 2014 compared to 77.4%, 16.8%, and 5.8%, respectively, for the comparable period in 2013.

Of the overall $4.8 million increase in revenues, $4.4 million was attributable to our full-time billable consultants and $0.4 million was related to our full-time equivalents. The increase in revenue from our full-time billable consultants was driven by an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate. The increase in revenue attributable to our full-time equivalents reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent.

Operating Income

Huron Business Advisory segment operating income decreased by $0.8 million, or 24.4%, to $2.6 million in the three months ended March 31, 2014, compared to $3.4 million in the three months ended March 31, 2013. Segment operating margin decreased to 19.1% for the first quarter of 2014 from 39.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries, bonuses, and related expenses for both our revenue-generating professionals and support personnel as a percentage of revenues. Increases in contractor expense, intangible asset amortization expense, promotion and sponsorship expense, and practice administration and meetings expense, all as percentages of revenues, also contributed to the decrease in the segment’s operating margin.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $36.5 million, from $58.1 million at December 31, 2013 to $21.6 million at March 31, 2014. Our primary sources of liquidity are cash flows from our U.S. operations and debt capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2014	2013
Net cash used in operating activities	$(9,165)	$(22,990)
Net cash used in investing activities	$(22,218)	$(6,611)
Net cash (used in) provided by financing activities	$(5,121)	$10,265

Net cash used in operating activities totaled $9.2 million for the three months ended March 31, 2014, and $23.0 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, and accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and benefits to employees affect these account balances. The decrease in cash used in operations was primarily attributable to higher net income and increased collections of receivables from clients during the first three months of 2014 when compared with the first three months of 2013, partially offset by an increase in the amount paid for annual performance bonuses during the first quarter of 2014 and an increase in unbilled services from clients during the first three months of 2014 when compared with the first three months of 2013.

Net cash used in investing activities was $22.2 million and $6.6 million for the three months ended March 31, 2014 and 2013, respectively. The use of cash in the first three months of 2014 primarily consisted of $17.4 million for the purchase of a business and $4.8 million for purchases of property and equipment. The use of cash in the first three months of 2013 primarily consisted of purchases of property and equipment totaling $5.4 million. We estimate that the cash utilized for capital expenditures in 2014 will be approximately $30.0 million, primarily consisting of information technology related equipment and leasehold improvements to support the continued growth of our document review and processing services, as well as information technology related equipment to support our corporate infrastructure.

Net cash used in financing activities was $5.1 million for the three months ended March 31, 2014, compared to net cash provided by financing activities of $10.3 million for the same period last year. There were no borrowings made under our credit facility during the first three months of 2014, compared to borrowings of $22.0 million during the first three months of 2013 to fund our operations. Repayments under our term loan totaled $6.3 million during the first quarter of 2014, compared to repayments of $12.0 million under our term loan and revolving credit facility during the first quarter of 2013.

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement with various financial institutions, as amended by the first, second, and third amendments to the credit agreement dated as of August 31, 2012, September 25, 2013, and February 14, 2014, respectively (as amended and modified, the “2011 Credit Agreement”). The second amendment to the credit agreement extended the terms of the 2011 Credit Agreement from August 31, 2017 to September 25, 2018, and provided for less restrictive covenants, among other things.

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

As of the date of the second amendment to the credit agreement, the Term Loan had a principal amount outstanding of $181.3 million. This principal balance is subject to scheduled quarterly amortization payments that began in 2013. The aggregate annual quarterly amortization payments, expressed as a percentage of the original principal balance, are as follows: 6.9% in 2013, 13.8% in 2014, 15.8% in 2015, 16.6% in 2016, 16.6% in 2017, and 30.3% in 2018, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is September 25, 2018, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on September 25, 2018. As of March 31, 2014, the Company has made all scheduled quarterly amortization payments as they have come due in accordance with the Term Loan.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio that varies throughout the term and was 3.25 to 1.00 as of March 31, 2014, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At March 31, 2014, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.75 to 1.00, a leverage ratio of 0.91 to 1.00, and net worth greater than $150 million. At December 31, 2013, we were also in compliance with these financial covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At March 31, 2014, outstanding letters of credit totaled $5.5 million and are primarily used as security deposits for our office facilities. As of March 31, 2014, the unused borrowing capacity under the 2011 Credit Agreement was $242.0 million. Borrowings outstanding under this credit facility at March 31, 2014 totaled $162.5 million, all of which was under the Term Loan. These borrowings carried a weighted average interest rate of 2.3%, including the effect of the interest rate swaps described in Note 8 “Derivative Instruments and Hedging Activity.” During the first three months of 2014, the average daily outstanding balance under our credit facility was $168.7 million. Borrowings outstanding at December 31, 2013 were $168.8 million and carried a weighted average interest rate of 2.0%.

On February 20, 2014, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may, from time to time, repurchase up to $50 million of its common stock through February 28, 2015 (the “February 2014 Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of the Company’s common stock, general market and business conditions, and applicable legal requirements. During the first quarter of 2014, the Company initiated approximately $0.3 million of common stock repurchases that settled in the second quarter of 2014. The Company continued to actively repurchase shares during the second quarter of 2014.

See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of certain risks and uncertainties related to the 2011 Credit Agreement.

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

CONTRACTUAL OBLIGATIONS

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our contractual obligations since December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that has (or will have) a major effect on the entity’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, a major equity method investment, or other major parts of an entity. Additionally, the revised guidance requires expanded disclosures in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. This guidance is effective for the Company beginning in the first quarter of 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted ASU 2013-11 effective January 1, 2014. The adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity, which amends current accounting guidance on foreign currency matters. This guidance requires that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. The Company adopted ASU 2013-05 effective January 1, 2014. The adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

SUBSEQUENT EVENTS

On April 23, 2014, we entered into an agreement to acquire the assets of Vonlay, LLC, a healthcare technology consulting firm, specializing in clinical information systems and electronic health records implementations and optimizations. The transaction, which is subject to certain customary closing conditions, is expected to close in May 2014. Vonlay will be included within the Huron Healthcare segment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At March 31, 2014, we had borrowings outstanding totaling $162.5 million that carried a weighted average interest rate of 2.3% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $0.3 million effect on our pretax income including the effect of the interest rate swaps described below.

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

Including the impact of the above swap agreements, the effective interest rate on $130.0 million of our debt, which equals the notional amount of the swap agreements in effect at March 31, 2014, was 2.4%.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of March 31, 2014.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, we reversed the charge of $1.2 million relating to settlement discussions which we originally recorded in the second quarter of 2012, in accordance with ASC Topic 450, “Contingencies.” The relator filed an appeal on April 2, 2013. On April 8, 2013, Huron filed an appeal of an earlier denial of a motion to dismiss filed by Huron which argued that the relator’s action was barred because, under the FCA jurisdictional bar, the action was based on publicly disclosed information and the relator cannot qualify as an original source. We continue to believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)

On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi Court of First Instance. The lawsuit alleges that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants allege they are entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response states that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. On December 17, 2013, the Abu Dhabi court ruled in Huron’s favor on all claims and held that Huron permissibly terminated the contract with Tamalluk and Huron does not owe Tamalluk any compensation related to Tamalluk’s claims. In addition, the court terminated the Local Sponsorship Agreement as requested by Huron in its counterclaim. Tamalluk appealed the decision, and on March 18, 2014, the appellate court upheld the decision in Huron’s favor. Tamalluk has until May 18, 2014 to appeal to the highest court in Abu Dhabi.

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

See “Risk Factors” in our 2013 Annual Report on Form 10-K for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2014, we reacquired 46,704 shares of common stock with a weighted average fair market value of $65.67 as a result of such tax withholdings as presented in the table below.

On February 20, 2014, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may, from time to time, repurchase up to $50 million of its common stock through February 28, 2015 (the “February 2014 Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of the Company’s common stock, general market and business conditions, and applicable legal requirements.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [2]
January 1, 2014 – January 31, 2014	5,147	$61.99	—	$50,000,000
February 1, 2014 – February 28, 2014	5,636	$65.58	—	$50,000,000
March 1, 2014 – March 31, 2014	35,921	$66.22	—	$50,000,000

Total	46,704	$65.67	—

[1]	The number of shares repurchased includes 5,147 shares in January 2014, 5,636 shares in February 2014, and 35,921 shares in March 2014 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the February 2014 Share Repurchase Program.
[2]	Dollar value of shares that may yet be purchased under the February 2014 Share Repurchase Program is as of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Filed herewith	Furnished herewith	Incorporated by Reference
	Exhibit Description			Form	Period Ending	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date: April 30, 2014	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer