Form 10-Q
period 2014-06-30
Huron Consulting Group Inc.
filed 2014-07-30
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 23, 2014, 23,497,997 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$9,218	$58,131
Receivables from clients, net	136,149	123,750
Unbilled services, net	94,024	55,125
Income tax receivable	11,322	270
Deferred income taxes, net	11,931	15,498
Prepaid expenses and other current assets	15,261	19,740

Total current assets	277,905	272,514
Property and equipment, net	38,707	38,742
Other non-current assets	16,158	16,485
Intangible assets, net	29,773	21,222
Goodwill	566,998	536,637

Total assets	$929,541	$885,600

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,422	$8,185
Accrued expenses	15,845	19,180
Accrued payroll and related benefits	62,955	97,677
Bank borrowings, current portion	26,250	25,000
Accrued consideration for business acquisitions	5,480	5,177
Income tax payable	—	2,917
Deferred revenues	16,588	15,248

Total current liabilities	140,540	173,384
Non-current liabilities:
Deferred compensation and other liabilities	10,003	5,360
Bank borrowings, net of current portion	152,500	143,750
Deferred lease incentives	14,150	12,355
Deferred income taxes, net	22,867	20,487

Total non-current liabilities	199,520	181,952

Commitments and Contingencies

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,558,342 and 25,246,565 shares issued at June 30, 2014 and December 31, 2013, respectively	247	245
Treasury stock, at cost, 2,066,921 and 1,993,769 shares at June 30, 2014 and December 31, 2013, respectively	(92,412)	(88,091)
Additional paid-in capital	452,429	443,144
Retained earnings	229,802	175,763
Accumulated other comprehensive loss	(585)	(797)

Total stockholders’ equity	589,481	530,264

Total liabilities and stockholders’ equity	$929,541	$885,600

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues and reimbursable expenses:
Revenues	$209,405	$170,407	$420,136	$334,443
Reimbursable expenses	21,141	18,123	40,244	33,459

Total revenues and reimbursable expenses	230,546	188,530	460,380	367,902
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	124,289	102,869	247,899	208,997
Amortization of intangible assets and software development costs	1,290	674	2,391	1,332
Reimbursable expenses	20,899	18,118	40,330	33,469

Total direct costs and reimbursable expenses	146,478	121,661	290,620	243,798

Operating expenses and other operating gains:
Selling, general and administrative expenses	43,184	30,847	80,872	63,110
Restructuring charges	1,034	596	1,163	596
Litigation and other gains	(440)	—	(440)	(1,150)
Depreciation and amortization	6,267	4,877	12,323	9,656

Total operating expenses and other operating gains	50,045	36,320	93,918	72,212

Operating income	34,023	30,549	75,842	51,892
Other income (expense), net:
Interest expense, net of interest income	(1,594)	(1,706)	(2,965)	(3,569)
Other income (expense), net	169	(152)	345	(139)

Total other expense, net	(1,425)	(1,858)	(2,620)	(3,708)

Income from continuing operations before income tax expense	32,598	28,691	73,222	48,184
Income tax expense	12,685	12,877	19,183	21,001

Net income from continuing operations	19,913	15,814	54,039	27,183
Loss from discontinued operations, net of tax	—	(9)	—	(41)

Net income	$19,913	$15,805	$54,039	$27,142

Net earnings per basic share:
Net income from continuing operations	$0.88	$0.71	$2.39	$1.22
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$0.88	$0.71	$2.39	$1.22

Net earnings per diluted share:
Net income from continuing operations	$0.86	$0.69	$2.34	$1.20
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$0.86	$0.69	$2.34	$1.20

Weighted average shares used in calculating earnings per share:
Basic	22,645	22,351	22,617	22,246
Diluted	23,098	22,760	23,092	22,624
Comprehensive income:
Net income	$19,913	$15,805	$54,039	$27,142
Foreign currency translation gain (loss), net of tax	498	91	392	(906)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(156)	616	(180)	684

Other comprehensive income (loss)	342	707	212	(222)

Comprehensive income	$20,255	$16,512	$54,251	$26,920

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Additional		Accumulated Other
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2013	24,453,461	$245	(2,003,704)	$(88,091)	$443,144	$175,763	$(797)	$530,264
Comprehensive income						54,039	212	54,251
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	370,153	4	(26,798)	(1,181)	1,177			—
Exercise of stock options	33,001	—			779			779
Share-based compensation					12,264			12,264
Shares redeemed for employee tax withholdings			(47,792)	(3,140)				(3,140)
Income tax benefit on share-based compensation					4,602			4,602
Share repurchases	(157,850)	(2)			(9,537)			(9,539)

Balance at June 30, 2014	24,698,765	$247	(2,078,294)	$(92,412)	$452,429	$229,802	$(585)	$589,481

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$54,039	$27,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,071	10,988
Share-based compensation	10,273	8,832
Allowances for doubtful accounts and unbilled services	(281)	5,375
Deferred income taxes	5,816	5,213
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients	(4,679)	4,576
(Increase) decrease in unbilled services	(37,220)	(33,936)
(Increase) decrease in current income tax receivable / payable, net	(13,966)	(9,795)
(Increase) decrease in other assets	4,489	712
Increase (decrease) in accounts payable and accrued liabilities	10,517	2,583
Increase (decrease) in accrued payroll and related benefits	(32,764)	(15,849)
Increase (decrease) in deferred revenues	904	(3,120)

Net cash provided by operating activities	12,199	2,721

Cash flows from investing activities:
Purchases of property and equipment, net	(11,433)	(10,201)
Net investment in life insurance policies	(797)	(654)
Purchases of businesses	(51,391)	—
Capitalization of internally developed software	—	(1,058)
Proceeds from note receivable	328	219

Net cash used in investing activities	(63,293)	(11,694)

Cash flows from financing activities:
Proceeds from exercise of stock options	779	30
Shares redeemed for employee tax withholdings	(3,140)	(581)
Tax benefit from share-based compensation	4,602	1,242
Share repurchases	(9,539)	—
Proceeds from borrowings under credit facility	74,000	66,000
Repayments on credit facility	(64,000)	(77,250)
Payments for debt issue costs	(41)	—
Payments for capital lease obligations	(42)	—
Deferred payment for purchase of property and equipment	(471)	(471)
Deferred acquisition payment	—	(481)

Net cash provided by (used in) financing activities	2,148	(11,511)

Effect of exchange rate changes on cash	33	(70)
Net decrease in cash and cash equivalents	(48,913)	(20,554)
Cash and cash equivalents at beginning of the period	58,131	25,162

Cash and cash equivalents at end of the period	$9,218	$4,608

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$2,039	$3,022
Contingent consideration related to business acquisitions	$590	$—

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

The accompanying unaudited Consolidated Financial Statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2014 and 2013. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2014.

Certain amounts reported in the previous year have been reclassified to conform to the 2014 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

During the fourth quarter of 2013, we identified that accrued capital expenditures were incorrectly classified as Purchases of property and equipment, net within the investing activities section of the Consolidated Statements of Cash Flows. The Consolidated Statements of Cash Flows for the six months ended June 30, 2013 presented herein have been revised to reflect the correction of this error. The result of this correction was an increase in net cash used in investing activities of $0.4 million and an increase in net cash used in financing activities of $0.5 million in the first half of 2013 with an offsetting increase in net cash provided by operating activities of $0.9 million. This classification error was not considered material for any prior period.

3.	New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation, as it relates to such awards. This guidance is effective for the Company beginning in the first quarter of 2016, with early adoption permitted. The amendments of ASU 2014-12 may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying the amendments as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We are currently evaluating the potential effect of adopting this guidance but do not expect adoption to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company beginning in the first quarter of 2017 and is to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the potential effect of adopting this guidance on our consolidated financial statements, as well as the transition methods.

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

4.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2014.

	Huron Healthcare	Huron Legal	Huron Education and Life Sciences	Huron Business Advisory	Total
Balance as of December 31, 2013:
Goodwill	$355,880	$53,159	$111,504	$159,077	$679,620
Accumulated impairment	—	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2013	355,880	53,159	111,504	16,094	536,637

Goodwill recorded in connection with business combinations	21,708	—	8,308	—	30,016
Goodwill reallocation	—	—	(16,744)	16,744	—
Foreign currency translation	—	333	(162)	174	345

Goodwill, net as of June 30, 2014	$377,588	$53,492	$102,906	$33,012	$566,998

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

During the first quarter of 2014, the Company completed the acquisition of The Frankel Group Associates LLC, a New York-based life sciences consulting firm, within the Huron Education and Life Sciences segment. The acquisition date fair value of the consideration transferred totaled $18.0 million, which included the fair value of contingent consideration of $0.6 million. As part of the purchase price allocation, we recorded $5.7 million of intangible assets and $8.3 million of goodwill.

During the second quarter of 2014, the Company completed the acquisition of Vonlay, LLC, a healthcare technology consulting firm, within the Huron Healthcare segment. The preliminary fair value of the consideration transferred totaled $34.0 million. We have recognized the acquired assets and assumed liabilities of Vonlay based on our preliminary estimates of their acquisition date fair values including $8.3 million of intangible assets and $21.7 million of goodwill.

Intangible assets as of June 30, 2014 and December 31, 2013 consisted of the following:

		June 30, 2014		December 31, 2013
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	1	$1,917	$984	$689	$226
Customer relationships	3 to 13	42,010	17,664	31,946	14,814
Non-competition agreements	1 to 6	7,290	4,404	5,480	3,655
Trade names	1 to 8	270	94	120	24
Technology and software	3 to 5	4,321	3,010	4,041	2,559
Document reviewer database	3	450	360	450	270
License	2	50	19	50	6

Total		$56,308	$26,535	$42,776	$21,554

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. The majority of customer relationships are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the relationships. All other intangible assets are amortized on a straight-line basis.

Intangible assets amortization expense was $2.9 million and $5.4 million for the three and six months ended June 30, 2014, respectively. Intangible asset amortization expense was $1.5 million and $2.9 million for the three and six months ended June 30, 2013, respectively. Estimated annual intangible assets amortization expense is $11.0 million for 2014, $8.4 million for 2015, $6.0 million for 2016, $4.3 million for 2017, $3.0 million for 2018, and $1.4 million for 2019. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income from continuing operations	$19,913	$15,814	$54,039	$27,183
Loss from discontinued operations, net of tax	—	(9)	—	(41)

Net income	$19,913	$15,805	$54,039	$27,142

Weighted average common shares outstanding – basic	22,645	22,351	22,617	22,246
Weighted average common stock equivalents	453	409	475	378

Weighted average common shares outstanding – diluted	23,098	22,760	23,092	22,624

Net earnings per basic share:
Income from continuing operations	$0.88	$0.71	$2.39	$1.22
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$0.88	$0.71	$2.39	$1.22

Net earnings per diluted share:
Income from continuing operations	$0.86	$0.69	$2.34	$1.20
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$0.86	$0.69	$2.34	$1.20

The computation of diluted earnings per share excludes unvested restricted common stock, outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. The weighted average common stock equivalents presented above do not include the effect of approximately 2,300 and 77,100 common stock equivalents for the three months ended June 30, 2014 and 2013, respectively, and approximately 4,600 and 78,900 common stock equivalents for the six months ended June 30, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

6.	Borrowings

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement with various financial institutions, as amended by the first, second, third, and fourth amendments to the credit agreement dated as of August 31, 2012, September 25, 2013, February 14, 2014, and June 27, 2014 respectively (as amended and modified, the “2011 Credit Agreement”).

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

As of the date of the second amendment to the credit agreement, the Term Loan had a principal amount outstanding of $181.3 million. This principal balance is subject to scheduled quarterly amortization payments that began in 2013. The aggregate annual quarterly amortization payments, expressed as a percentage of the original principal balance, are as follows: 6.9% in 2013, 13.8% in 2014, 15.8% in 2015, 16.6% in 2016, 16.6% in 2017, and 30.3% in 2018, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is September 25, 2018, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on September 25, 2018. As of June 30, 2014, the Company has made all scheduled quarterly amortization payments as they have come due in accordance with the Term Loan.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio that varies throughout the term and was 3.00 to 1.00 as of June 30, 2014, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At June 30, 2014, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.91 to 1.00, a leverage ratio of 0.97 to 1.00, and net worth greater than $150 million. At December 31, 2013, we were also in compliance with these financial debt covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At June 30, 2014, outstanding letters of credit totaled $5.3 million and are primarily used as security deposits for our office facilities. As of June 30, 2014, the unused borrowing capacity under the 2011 Credit Agreement was $219.7 million. Borrowings outstanding under this credit facility at June 30, 2014 totaled $178.8 million. These borrowings carried a weighted average interest rate of 2.2%, including the effect of the interest rate swaps described below in Note 8 “Derivative Instruments and Hedging Activity.” Borrowings outstanding at December 31, 2013 were $168.8 million and carried a weighted average interest rate of 2.0%.

7.	Restructuring Charges

During the second quarter of 2014, we incurred a $1.0 million pretax restructuring charge related to the consolidation of office spaces in Chicago, New York, and London. Of the total $1.0 million charge, $0.6 million related to the accrual of our remaining lease obligations at vacated spaces, net of estimated sublease income, and $0.4 million related to accelerated depreciation of assets disposed as a result of the space consolidation. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014. During the first quarter of 2014, we incurred a $0.1 million pretax restructuring charge related to workforce reductions in our London office to better align our resources with market demand in our Huron Legal segment.

During the second quarter of 2013, we incurred a $0.6 million pretax restructuring charge related to the consolidation of office space in Washington, D.C. The charge primarily consisted of the accrual of remaining lease payments for an office we vacated during the second quarter of 2013. We did not incur a restructuring charge during the first quarter of 2013.

As of June 30, 2014, our restructuring charge liability is $0.6 million, and primarily consists of the present value of remaining lease payments for our vacated office spaces in Chicago, London, New York, San Francisco, and Washington, D.C. The restructuring charge liability is included as a component of Accrued expenses and Deferred compensation and other liabilities.

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

ASC Topic 815, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of June 30, 2014, it was anticipated that $0.5 million of the losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three and six months ended June 30, 2014.

The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of June 30, 2014 and December 31, 2013.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	June 30, 2014	December 31, 2013
Other non-current assets	$497	$752
Accrued expenses	$864	$765
Deferred compensation and other liabilities	$84	$140

All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on the Consolidated Balance Sheets. All of the Company’s derivative instruments as of June 30, 2014 and December 31, 2013 were held with the same counterparty.

We do not use derivative instruments for trading or other speculative purposes, and we did not have any other derivative instruments or hedging activities as of June 30, 2014. Refer to Note 10 “Other Comprehensive Income (Loss)” for additional information on our derivative instruments.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2014
Assets:
Promissory note	$—	$—	$2,053	$2,053
Interest rate swaps	—	59	—	59

Total assets	$—	$59	$2,053	$2,112

Liabilities:
Interest rate swaps	$—	$510	$—	$510
Deferred acquisition payment	—	—	5,330	5,330
Contingent acquisition liability	—	—	150	150

Total liabilities	$—	$510	$5,480	$5,990

December 31, 2013
Assets:
Promissory note	$—	$—	$2,726	$2,726
Interest rate swaps	—	430	—	430

Total assets	$—	$430	$2,726	$3,156

Liabilities:
Interest rate swaps	$—	$583	$—	$583
Deferred acquisition payment	—	—	5,177	5,177

Total liabilities	$—	$583	$5,177	$5,760

As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the first quarter of 2014, we agreed to restructure the note to temporarily decrease the quarterly payment amounts, increase the interest rate and extend the term of the note to mature on October 31, 2017. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to the Company annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. The decrease in the fair value of the note during the first six months of 2014 reflects principal payments received, the amendment of terms, and the increased discount rate of 17%, less the accretion of interest income in excess of interest payments received. The portion of the note expected to be received in the next twelve months is recorded as a receivable in Prepaid expenses and other current assets. The remaining portion of the note is recorded in Other non-current assets.

The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.

Deferred acquisition payments are included in the total purchase consideration for certain business acquisitions the Company has completed and represent fixed future payments owed to the sellers of those businesses. The fair value of the deferred acquisition

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

payment is based on the two-year payment term and the net present value of expected cash flows using a discount rate of 6%. The increase in the fair value of the deferred acquisition payment during the first six months of 2014 reflects the accretion of interest expense in excess of interest payments made.

The initial fair value of the contingent acquisition liability was calculated at the acquisition date using a probability weighted estimated payout based on assumptions used in our latest projections and discounted to fair value using a discount rate of 1.9%. On a quarterly basis, the contingent acquisition liability is remeasured at current fair value with any changes to the fair value recorded in earnings. During the three months ended June 30, 2014, we determined that the fair value of the contingent consideration liability decreased and recorded a remeasurement gain of $0.4 million. The fair value of the contingent acquisition liability is recorded in Accrued consideration for business acquisitions.

10.	Other Comprehensive Income (Loss)

The tables below set forth the components of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income:
Foreign currency translation adjustment	$498	$—	$498	$91	$—	$91
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(511)	$202	$(309)	$882	$(351)	$531
Reclassification adjustments into earnings	254	(101)	153	142	(57)	85

Net unrealized gain (loss)	$(257)	$101	$(156)	$1,024	$(408)	$616

Other comprehensive income (loss)	$241	$101	$342	$1,115	$(408)	$(707)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income:
Foreign currency translation adjustment	$392	$—	$392	$(957)	$51	$(906)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(682)	$271	$(411)	$857	$(340)	$517
Reclassification adjustments into earnings	384	(153)	231	279	(112)	167

Net unrealized gain (loss)	$(298)	$118	$(180)	$1,136	$(452)	$684

Other comprehensive income (loss)	$94	$118	$212	$179	$(401)	$(222)

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The before tax amounts reclassified from accumulated other comprehensive loss related to our cash flow hedges are recorded to Interest expense, net of interest income.

Accumulated other comprehensive loss, net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Losses on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(716)	$(81)	$(797)
Current period change	392	(180)	212

Balance, June 30, 2014	$(324)	$(261)	$(585)

11.	Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2014 and 2013 were 38.9% and 44.9%, respectively. The Company’s effective tax rates for the six months ended June 30, 2014 and 2013 were 26.2% and 43.6%, respectively. The effective tax rate for the second quarter of 2014 was lower than the statutory rate, inclusive of state income taxes, primarily due to tax benefits recognized on foreign losses, partially offset by certain non-deductible business expenses. The effective tax rate for the first half of 2014 was lower than the statutory tax rate, inclusive of state income taxes, due primarily to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million. This recognized benefit was partially offset by $1.2 million in expenses in the first quarter of 2014 related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election.

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

12.	Commitments, Contingencies and Guarantees

Litigation

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, we reversed the charge of $1.2 million relating to settlement discussions which we originally recorded in the second quarter of

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

2012, in accordance with ASC Topic 450, “Contingencies.” The relator filed an appeal on April 2, 2013. On April 8, 2013, Huron filed an appeal of an earlier denial of a motion to dismiss filed by Huron which argued that the relator’s action was barred because, under the FCA jurisdictional bar, the action was based on publicly disclosed information and the relator cannot qualify as an original source. On May 22, 2014, the United States Court of Appeals for the Second Circuit upheld the lower court’s decision, which granted summary judgment to Huron. The relator has until August 20, 2014 to file a petition for writ of certiorari with the United States Supreme Court.

Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)

On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi Court of First Instance. The lawsuit alleges that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants allege they are entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response states that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. On December 17, 2013, the Abu Dhabi court ruled in Huron’s favor on all claims and held that Huron permissibly terminated the contract with Tamalluk and Huron does not owe Tamalluk any compensation related to Tamalluk’s claims. In addition, the court terminated the Local Sponsorship Agreement as requested by Huron in its counterclaim. Tamalluk appealed the decision, and on March 18, 2014, the appellate court upheld the decision in Huron’s favor. Tamalluk filed an appeal on May 18, 2014 to the highest court in Abu Dhabi. We continue to believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

Guarantees and Indemnification

Guarantees in the form of letters of credit totaling $5.3 million and $4.9 million were outstanding at June 30, 2014 and December 31, 2013, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

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

The table below sets forth information about our operating segments for the three and six months ended June 30, 2014 and 2013, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Huron Healthcare:
Revenues	$100,967	$78,946	$208,515	$157,691
Operating income	$38,475	$29,507	$89,695	$60,668
Segment operating income as a percentage of segment revenues	38.1%	37.4%	43.0%	38.5%
Huron Legal:
Revenues	$53,296	$45,089	$108,271	$86,033
Operating income	$15,790	$10,793	$28,278	$13,731
Segment operating income as a percentage of segment revenues	29.6%	23.9%	26.1%	16.0%
Huron Education and Life Sciences:
Revenues	$37,747	$37,134	$71,323	$72,860
Operating income	$11,633	$11,547	$18,080	$20,899
Segment operating income as a percentage of segment revenues	30.8%	31.1%	25.3%	28.7%
Huron Business Advisory:
Revenues	$16,574	$9,263	$29,956	$17,845
Operating income	$5,129	$3,952	$7,684	$7,331
Segment operating income as a percentage of segment revenues	30.9%	42.7%	25.7%	41.1%
All Other:
Revenues	$821	$(25)	$2,071	$14
Operating loss	$(520)	$(244)	$(978)	$(416)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M	N/M
Total Company:
Revenues	$209,405	$170,407	$420,136	$334,443
Reimbursable expenses	21,141	18,123	40,244	33,459

Total revenues and reimbursable expenses	$230,546	$188,530	$460,380	$367,902

Statements of Earnings reconciliation:
Segment operating income	$70,507	$55,555	$142,759	$102,213
Charges not allocated at the segment level:
Other operating expenses and gains	30,217	20,129	54,594	40,665
Depreciation and amortization expense	6,267	4,877	12,323	9,656
Other expense, net	1,425	1,858	2,620	3,708

Income from continuing operations before income tax expense	$32,598	$28,691	$73,222	$48,184

N/M – Not Meaningful

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Segment Assets(1):
Huron Healthcare	$124,322	$95,900
Huron Legal	51,167	42,190
Huron Education and Life Sciences	29,302	22,783
Huron Business Advisory	24,708	17,809
All Other	785	257
Unallocated assets (2)	699,257	706,661

Total assets	$929,541	$885,600

(1)	The December 31, 2013 segment asset balances have been reclassified to reflect the move of our EPM practice from the Huron Education and Life Sciences segment to the Huron Business Advisory segment.
(2)	Goodwill and intangible assets are included in unallocated assets, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources.

At June 30, 2014, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. At December 31, 2013, one Huron Healthcare client’s total receivables and unbilled services balance represented 14% of our total receivables and unbilled services balance. No other client’s total receivables and unbilled services represented greater than 10% of our total receivables and unbilled services balance at December 31, 2013. No single client generated greater than 10% of our consolidated revenues during the three and six months ended June 30, 2014 and 2013.

14.	Subsequent Events

On July 2, 2014, we made an investment, in the form of convertible debt, in Shorelight Holdings LLC, the parent company of Shorelight Education, a U.S.-based company that partners with leading nonprofit universities to increase access and retention of international students, boost institutional growth, and enhance an institution’s global footprint.

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

Our Huron Business Advisory segment provides financial advisory; interim management; operational improvement; capital advisory; valuation; enterprise systems planning, design, and implementation; and enterprise performance management services. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, creditors, owners, investors, and other key constituents in connection with out-of-court restructurings and bankruptcy proceedings. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, MBAs, JDs, and chartered financial analysts as well as former chief restructuring officers, chief executive officers, chief financial officers, and professionals with significant board governance experience.

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 47.2% and 48.6% of our revenues for the three months ended June 30, 2014 and 2013, respectively, and 45.3% and 46.7% of our revenues for the six months ended June 30, 2014 and 2013, respectively.

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

Fixed-fee engagements (including software license revenue) represented 40.5% and 37.6% of our revenues for the three months ended June 30, 2014 and 2013, respectively, and 39.3% and 38.9% of our revenues for the six months ended June 30, 2014 and 2013, respectively.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 9.3% and 10.6% of our revenues for the three months ended June 30, 2014 and 2013, respectively, and 12.4% and 11.1% of our revenues for the six months ended June 30, 2014 and 2013, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.

Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.0% and 3.2% of our revenues for the three months ended June 30, 2014 and 2013, respectively, and 3.0% and 3.3% of our revenues for the six months ended June 30, 2014 and 2013, respectively.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first six months of 2014.

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

The table below presents, based on the goodwill impairment test performed as of March 31, 2014, the decrease in the fair value of our Huron Education and Life Sciences and EPM reporting units given a one percent increase in the assumed discount rate or a one percent decrease in the assumed long-term annual revenue growth rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Huron Healthcare	$100,967	$78,946	$208,515	$157,691
Huron Legal	53,296	45,089	108,271	86,033
Huron Education and Life Sciences	37,747	37,134	71,323	72,860
Huron Business Advisory	16,574	9,263	29,956	17,845
All Other	821	(25)	2,071	14

Total revenues	209,405	170,407	420,136	334,443
Total reimbursable expenses	21,141	18,123	40,244	33,459

Total revenues and reimbursable expenses	$230,546	$188,530	$460,380	$367,902

Operating income (loss):
Huron Healthcare	$38,475	$29,507	$89,695	$60,668
Huron Legal	15,790	10,793	28,278	13,731
Huron Education and Life Sciences	11,633	11,547	18,080	20,899
Huron Business Advisory	5,129	3,952	7,684	7,331
All Other	(520)	(244)	(978)	(416)

Total segment operating income	70,507	55,555	142,759	102,213
Operating expenses and gains not allocated to segments	36,484	25,006	66,917	50,321

Total operating income	$34,023	$30,549	$75,842	$51,892

Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Huron Healthcare	1,114	916	1,114	916
Huron Legal	124	145	124	145
Huron Education and Life Sciences	407	434	407	434
Huron Business Advisory	172	63	172	63

Total	1,817	1,558	1,817	1,558
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare	1,071	883	1,028	873
Huron Legal	129	149	134	148
Huron Education and Life Sciences	415	438	424	434
Huron Business Advisory	169	62	165	62

Total	1,784	1,532	1,751	1,517
Full-time billable consultant utilization rate (2):
Huron Healthcare	81.7%	84.7%	80.4%	85.1%
Huron Legal	68.0%	60.0%	66.2%	56.0%
Huron Education and Life Sciences	71.8%	65.8%	70.0%	67.9%
Huron Business Advisory	75.3%	82.9%	72.0%	83.8%
Total	77.8%	76.9%	76.0%	77.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other Operating Data (continued):
Full-time billable consultant average billing rate per hour (3):
Huron Healthcare	$229	$199	$249	$202
Huron Legal (5)	$251	$221	$241	$221
Huron Education and Life Sciences	$225	$223	$213	$215
Huron Business Advisory	$257	$348	$248	$339
Total (5)	$232	$213	$240	$213
Revenue per full-time billable consultant (in thousands):
Huron Healthcare	$88	$82	$190	$167
Huron Legal (5)	$80	$60	$146	$113
Huron Education and Life Sciences	$75	$70	$140	$140
Huron Business Advisory	$94	$140	$173	$276
Total (5)	$85	$79	$173	$158
Average number of full-time equivalents (for the period) (4):
Huron Healthcare	58	54	55	55
Huron Legal	1,048	982	1,229	1,035
Huron Education and Life Sciences	44	48	42	43
Huron Business Advisory	7	3	7	2

Total	1,157	1,087	1,333	1,135
Revenue per full-time equivalents (in thousands):
Huron Healthcare	$115	$116	$243	$219
Huron Legal (5)	$41	$37	$72	$67
Huron Education and Life Sciences	$146	$132	$285	$282
Huron Business Advisory	$104	$173	$187	$324
Total (5)	$49	$45	$86	$83

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(2)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all of our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(4)	Consists of consultants who work variable schedules as needed by our clients, as well as other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.
(5)	During the second quarter of 2014, we revised the methodology we use to allocate revenue between our billable consultants and our full-time equivalents in our Huron Legal segment to better reflect the nature of the work being provided. Operating data for the three and six months ended June 30, 2014, as presented above, reflects this change. Operating data for the Huron Legal segment for the three months ended March 31, 2014 has been revised as follows: full-time billable consultant average billing rate per hour decreased from $259 to $231, revenue per full-time billable consultant decreased from $75 thousand to $67 thousand, and revenue per full-time equivalent was unchanged. The impact on our total Company results was immaterial.

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

The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$209,405	$170,407	$420,136	$334,443

Net income from continuing operations	$19,913	$15,814	$54,039	$27,183
Add back:
Income tax expense	12,685	12,877	19,183	21,001
Interest and other expenses	1,425	1,858	2,620	3,708
Depreciation and amortization	7,557	5,551	14,714	10,988

Earnings before interest, taxes, depreciation and amortization (EBITDA)	41,580	36,100	90,556	62,880
Add back:
Restructuring charges	1,034	596	1,163	596
Litigation and other gains	(440)	—	(440)	(1,150)

Adjusted EBITDA	$42,174	$36,696	$91,279	$62,326

Adjusted EBITDA as a percentage of revenues	20.1%	21.5%	21.7%	18.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income from continuing operations	$19,913	$15,814	$54,039	$27,183

Weighted average shares—diluted	23,098	22,760	23,092	22,624
Diluted earnings per share from continuing operations	$0.86	$0.69	$2.34	$1.20

Add back:
Amortization of intangible assets	2,912	1,451	5,430	2,907
Restructuring charges	1,034	596	1,163	596
Litigation and other gains	(440)	—	(440)	(1,150)
Tax effect	(1,402)	(819)	(2,461)	(941)
Net tax benefit related to “check-the-box” election	—	—	(10,244)	—

Total adjustments, net of tax	2,104	1,228	(6,552)	1,412

Adjusted net income from continuing operations	$22,017	$17,042	$47,487	$28,595

Adjusted diluted earnings per share from continuing operations	$0.95	$0.75	$2.06	$1.26

These non-GAAP financial measures include adjustments for the following items:

Restructuring charges: We have incurred charges due to the restructuring of various parts of our business. These restructuring charges have primarily consisted of costs associated with office space consolidations including the accelerated depreciation of certain leasehold improvements, and severance charges. We have excluded the effect of the restructuring charges from our non-GAAP measures as a means to provide comparability with periods that were not impacted by a restructuring charge. Additionally, the amount of each restructuring charge is significantly affected by the timing and size of the restructured business or component of a business.

Litigation and other gains: We have excluded the effect of the litigation gain recorded in the first quarter of 2013 and the remeasurement gain recorded in the second quarter of 2014 because their exclusion permits comparability with periods that were not impacted by these items.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

Revenues increased $39.0 million, or 22.9%, to $209.4 million for the second quarter of 2014 from $170.4 million for the second quarter of 2013.

Of the overall $39.0 million increase in revenues, $31.2 million was attributable to our full-time billable consultants, while $7.8 million was attributable to our full-time equivalents. The increase in full-time billable consultant revenues was driven by an increase in the average number of billable consultants and average billing rate, as well as a slight increase in the consultant utilization rate. The increase in revenue from full-time billable consultants primarily reflected strengthened demand for our services in the Huron Healthcare segment and our Huron Legal segment’s legal advisory services. The increase in full-time equivalent revenue was primarily attributable to an increase in revenue per full-time equivalent and the average number of full-time equivalents. Revenue attributable to full-time equivalents primarily reflected increased demand for our discovery services in the Huron Legal segment, as well as a slight increase in the use of contractors in the Huron Healthcare segment.

Total Direct Costs

Our total direct costs increased $22.0 million, or 21.3%, to $125.5 million in the three months ended June 30, 2014, from $103.5 million in the three months ended June 30, 2013. The increase primarily related to a $12.8 million increase in salaries and related expenses for our revenue-generating professionals, a $4.6 million increase in bonus expense for our revenue-generating professionals, a $4.0 million increase in contractor expense, and a $0.5 million increase in intangible asset amortization expense. As a percentage of revenues, our total direct costs decreased to 60.0% during the second quarter of 2014 compared to 60.8% during the second quarter of 2013. This decrease primarily reflected revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals during the second quarter of 2014, as well as a decrease in technology expense, partially offset by increases in bonus expense for our revenue-generating professionals and contractor expense as percentages of revenues.

Total direct costs for the three months ended June 30, 2014 included $3.8 million of share-based compensation expense and $1.3 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations. Total direct costs for the three months ended June 30, 2013 included $3.3 million of share-based compensation expense and $0.7 million of amortization expense for intangible assets and software development costs. The increase in share-based compensation expense was primarily attributable to an increase in the number of performance-based awards that are expected, as of June 30, 2014, to be earned in 2014 based on 2014 performance, compared to those that were expected, as of June 30, 2013, to be earned based on 2013 performance. The increase in amortization expense was primarily related to the amortization of intangible assets from businesses acquired during the fourth quarter of 2013 and the first half of 2014, as well as the initiation of amortization expense for certain software development costs.

Operating Expenses and Other Operating Gains

Selling, general and administrative expenses increased $12.3 million, or 40.0%, to $43.2 million in the second quarter of 2014 from $30.8 million in the second quarter of 2013. This increase was primarily related to a $5.5 million increase in bonus expense, a $3.4 million increase in salaries and related expenses for our support personnel, a $1.1 million increase in promotion and sponsorship expenses, a $0.7 million increase in facilities and other office related expenses, a $0.3 million increase in practice administration and meetings expense, and a $0.7 million increase in other miscellaneous business expenses. As a percentage of revenues, selling, general and administrative expenses increased to 20.6% during the second quarter of 2014 compared to 18.1% during the second quarter of 2013. This increase primarily reflected an increase in bonus expense as a percentage of revenues.

During the second quarter of 2014, we incurred a $1.0 million pretax restructuring charge related to the consolidation of office spaces in Chicago, New York, and London. Of the total $1.0 million charge, $0.6 million related to the accrual of our remaining lease obligations at vacated spaces, net of estimated sublease income, and $0.4 million related to accelerated depreciation of assets disposed of as a result of the space consolidation. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014. Restructuring expense for the second quarter of 2013 was $0.6 million. This expense related to the consolidation of office space in the Washington, D.C. area that was acquired in the AdamsGrayson acquisition in 2012.

During the second quarter of 2014, we determined that the fair value of our contingent consideration liability incurred in connection with a business acquisition had decreased and, as a result, recorded a $0.4 million remeasurement gain. There was no remeasurement gain or loss for the comparable period last year.

Depreciation and amortization expense increased by $1.4 million to $6.3 million in the three months ended June 30, 2014, from $4.9 million in the three months ended June 30, 2013. The increase primarily related to the amortization of intangible assets from businesses acquired during the fourth quarter of 2013 and first half of 2014, as well as the depreciation of network equipment and leasehold improvements that were placed into service during the second half of 2013 and first half of 2014. Intangible asset amortization included within operating expenses relates to certain customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our acquisitions.

Operating Income

Operating income increased $3.5 million, or 11.4%, to $34.0 million in the second quarter of 2014 from $30.5 million in the second quarter of 2013. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 16.2% in the three months ended June 30, 2014, compared to 17.9% in the three months ended June 30, 2013. The decrease in operating margin was primarily attributable to the increase in bonus expense as a percentage of revenue during the second quarter of 2014, as well as an increase in contractor expense as a percentage of revenues, partially offset by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and a decrease in technology expenses.

Other Expense, Net

Other expense, net decreased by $0.4 million, or 23.3%, to $1.4 million in the second quarter of 2014 from $1.9 million in the second quarter of 2013. The decrease in other expense, net was primarily attributable to a $0.3 million increase in other income as a result of improved performance of the investments used to fund our deferred compensation plans, and a $0.1 million decrease in interest expense, net of interest income.

Income Tax Expense

For the second quarter of 2014, we recognized income tax expense from continuing operations of $12.7 million on income from continuing operations of $32.6 million. For the second quarter of 2013, we recognized income tax expense from continuing operations of $12.9 million on income from continuing operations of $28.7 million. Our effective tax rate for the second quarter of 2014 was 38.9% compared with 44.9% for the same period last year. The effective tax rate for the three months ended June 30, 2014 was lower than the statutory rate, inclusive of state income taxes, due primarily to tax benefits recognized on foreign losses, partially offset by certain non-deductible business expenses. The effective tax rate for the three months ended June 30, 2013 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses.

Net Income from Continuing Operations

Net income from continuing operations was $19.9 million for the three months ended June 30, 2014, compared to net income from continuing operations of $15.8 million for the same period last year. The $4.1 million increase in net income from continuing operations was primarily due to the increase in operating income, as well as the decrease in income tax expense, as discussed above. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the second quarter of 2014 was $0.86 compared to $0.69 for the second quarter of 2013.

EBITDA and Adjusted EBITDA

EBITDA increased $5.5 million to $41.6 million for the three months ended June 30, 2014, from $36.1 million for the three months ended June 30, 2013. Adjusted EBITDA also increased $5.5 million to $42.2 million in the second quarter of 2014 from $36.7 million in the second quarter of 2013. The increase in EBITDA and Adjusted EBITDA was primarily due to the increase in segment operating income, as discussed below in Segment Results, largely offset by an increase in corporate expenses.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations increased $5.0 million to $22.0 million in the second quarter of 2014 compared to $17.0 million in the second quarter of 2013. The increase was primarily attributable to the increase in operating income.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $22.1 million, or 27.9%, to $101.0 million for the second quarter of 2014 from $78.9 million for the second quarter of 2013. Revenues for the second quarter of 2014 included $5.1 million from Vonlay, a business that we acquired in the second quarter of 2014. During the three months ended June 30, 2014, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 6.0%, 70.2%, 19.2%, and 4.6% of this segment’s revenues, respectively, compared to 2.0%, 70.1%, 22.9%, and 5.0%, respectively, for the comparable period in 2013.

Of the overall $22.1 million increase in revenues, $21.7 million was attributable to our full-time billable consultants and $0.4 million was attributable to our full-time equivalents. The increase in demand for our services reflected the continued pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected increases in the average number of full-time billable consultants and average billing rate, partially offset by a decrease in the consultant utilization rate. Performance-based fee revenue was $19.4 million during the second quarter of 2014 compared to $18.0 million during the second quarter of 2013. We expect performance-based fees to be greater in the first half of 2014 than in the second half of 2014. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria. With regard to our full-time equivalents, the Huron Healthcare segment experienced an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the second quarter of 2014 compared to the second quarter of 2013.

Operating Income

Huron Healthcare segment operating income increased $9.0 million, or 30.4%, to $38.5 million in the three months ended June 30, 2014, from $29.5 million in the three months ended June 30, 2013. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 38.1% for the second quarter of 2014 from 37.4% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, partially offset by increases in bonus expense for our revenue-generating professionals, technology expense, contractor expense, and intangible asset amortization expense as percentages of revenues.

Huron Legal

Revenues

Huron Legal segment revenues increased $8.2 million, or 18.2%, to $53.3 million for the second quarter of 2014 from $45.1 million for the second quarter of 2013. Revenues from time-and-expense engagements and fixed-fee engagements represented 97.2% and 2.8% of this segment’s revenues, respectively, during the three months ended June 30, 2014. During the comparable period in 2013, revenues from time-and-expense engagements, fixed-fee engagements, and support and maintenance arrangements represented 95.6%, 4.0%, and 0.4% of this segment’s revenues, respectively.

Of the overall $8.2 million increase in revenues, $6.9 million was attributable to an increase in revenue generated by our full-time equivalents and $1.3 million was related to our full-time billable consultants. The increase in revenue attributable to our full-time equivalents was the result of an increase in both revenue per full-time equivalent and the average number of full-time equivalents. The increase in full-time billable consultant revenue reflected an increase in the average billing rate and consultant utilization rate, partially offset by a decrease in the average number of full-time billable consultants.

Operating Income

Huron Legal segment operating income increased by $5.0 million, or 46.3%, to $15.8 million in the three months ended June 30, 2014, from $10.8 million in the three months ended June 30, 2013. Segment operating margin increased to 29.6% for the second quarter of 2014 from 23.9% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in salaries and related expenses for our revenue-generating professionals. Decreases in technology expense, restructuring expense, rent and utility expense for our document review centers, and severance expense also contributed to the increase in operating margin, partially offset by increases in bonus expense for both our revenue-generating professionals and support personnel and contractor expense as percentages of revenues.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased $0.6 million, or 1.7%, to $37.7 million for the second quarter of 2014 from $37.1 million for the second quarter of 2013. Revenues for the second quarter of 2014 included $4.2 million from The Frankel Group Associates, a business that we acquired in the first quarter of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 70.6%, 25.1%, and 4.3% of this segment’s revenues, respectively, during the three months ended June 30, 2014, compared to 82.4%, 13.8%, and 3.8%, respectively, for the comparable period in 2013.

Of the overall $0.6 million increase in revenues, $0.5 million was attributable to our full-time billable consultants and $0.1 million was related to our full-time equivalents. The increase in revenue from our full-time billable consultants primarily reflected an increase in the consultant utilization rate, as well as a slight increase in the average billing rate, partially offset by a decrease in the average number of full-time billable consultants.

Operating Income

Huron Education and Life Sciences segment operating income increased $0.1 million to $11.6 million in the three months ended June 30, 2014, from $11.5 million in the three months ended June 30, 2013. The Huron Education and Life Sciences segment operating margin decreased to 30.8% for the second quarter of 2014 from 31.1% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for both our revenue-generating professionals and support personnel as a percentage of revenues, as well as increases in promotion and sponsorship expense, practice administration and meetings expense, and training expense as percentages of revenues, largely offset by decreases in bonus expense for our revenue-generating professionals and contractor expense.

Huron Business Advisory

Revenues

Huron Business Advisory segment revenues increased $7.3 million, or 78.9%, to $16.6 million for the second quarter of 2014 from $9.3 million for the second quarter of 2013. Revenues for the second quarter of 2014 included $7.2 million from our EPM practice (formerly referred to as Blue Stone International, a business that we acquired during the fourth quarter of 2013). Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 84.7%, 14.3%, and 1.0% of this segment’s revenues, respectively, during the second quarter of 2014. During the comparable period in 2013, revenues from time-and-expense engagements and fixed-fee engagements represented 81.2% and 18.8% of this segment’s revenues, respectively.

Of the overall $7.3 million increase in revenues, $7.1 million was attributable to our full-time billable consultants and $0.2 million was related to our full-time equivalents. The increase in revenue from our full-time billable consultants was driven by an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate.

Operating Income

Huron Business Advisory segment operating income increased by $1.1 million, or 29.8%, to $5.1 million in the three months ended June 30, 2014, compared to $4.0 million in the three months ended June 30, 2013. Segment operating margin decreased to 30.9% for the second quarter of 2014 from 42.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries, bonuses, and related expenses for our revenue-generating professionals as a percentage of revenues. Increases in contractor expense, promotion and sponsorship expense, and intangible asset amortization expense, all as percentages of revenues, also contributed to the decrease in the segment’s operating margin, partially offset by a decrease in severance expense.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

Revenues increased $85.7 million, or 25.6%, to $420.1 million for the first six months of 2014 from $334.4 million for the first six months of 2013.

Of the overall $85.7 million increase in revenues, $64.2 million was attributable to our full-time billable consultants, while $21.5 million was attributable to our full-time equivalents. The increase in full-time billable consultant revenues was driven by an increase in the average number of billable consultants and average billing rate, partially offset by a decrease in the consultant utilization rate. The increase in revenue from full-time billable consultants during the first half of 2014 primarily reflected strengthened demand for our services in the Huron Healthcare segment and our Huron Legal segment’s legal advisory services, partially offset by decreased demand for our services in the Huron Education and Life Sciences segment when compared to the first half of 2013. The increase in full-time equivalent revenue was primarily attributable to an increase in the average number of full-time equivalents and revenue per full-time equivalent. Revenue attributable to full-time equivalents primarily reflected increased demand for our discovery services in the Huron Legal segment, as well as increased use of contractors in the Huron Healthcare segment.

Total Direct Costs

Our total direct costs increased $40.0 million, or 19.0%, to $250.3 million in the six months ended June 30, 2014, from $210.3 million in the six months ended June 30, 2013. The increase primarily related to a $24.8 million increase in salaries and related expenses for our revenue-generating professionals, a $9.1 million increase in contractor expense, a $5.3 million increase in bonus expense for our revenue-generating professionals, and a $1.1 million increase in amortization expense for intangible assets and software development costs, partially offset by a $0.3 million decrease in technology expense and a $0.3 million decrease in rent and utility charges for our document review centers. As a percentage of revenues, our total direct costs decreased to 59.6% during the first half of 2014 compared to 62.9% during the first half of 2013. This decrease primarily reflected revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals during the first half of 2014, as well as the decreases in technology expense and rent and utility charges for our document review centers, partially offset by an increase in contractor expense as a percentage of revenues.

Total direct costs for the six months ended June 30, 2014 included $7.8 million of share-based compensation expense and $2.4 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations. Total direct costs for the six months ended June 30, 2013 included $6.9 million of share-based compensation expense and $1.3 million of amortization expense for intangible assets and software development costs. The increase in share-based compensation expense was primarily attributable to an increase in the number of performance-based awards that are expected, as of June 30, 2014, to be earned in 2014 based on 2014 performance, compared to those that were expected, as of June 30, 2013, to be earned based on 2013 performance. The increase in amortization expense was primarily related to the amortization of intangible assets from businesses acquired during the fourth quarter of 2013 and the first half of 2014, as well as the initiation of amortization expense for certain software development costs.

Operating Expenses and Other Operating Gains

Selling, general and administrative expenses increased $17.8 million, or 28.1%, to $80.9 million in the first half of 2014 from $63.1 million in the first half of 2013. This increase was primarily related to a $5.9 million increase in bonus expense, a $5.6 million increase in salaries and related expenses for our support personnel, a $2.0 million increase in promotion and sponsorship expenses, a $1.1 million increase in practice administration and meetings expense, a $0.8 million increase in facilities and other office related expenses, a $0.8 million increase in accounting, tax, and audit fees, and a $0.7 million increase in legal expenses. As a percentage of revenues, selling, general and administrative expenses increased to 19.2% during the first half of 2014 compared to 18.9% during the first half of 2013. This increase primarily reflected an increase in bonus expense as a percentage of revenues, partially offset by revenue growth that outpaced the increases in salaries and related expenses for our support personnel and facilities and other office related expenses and a decrease in severance expense.

During the second quarter of 2014, we incurred a $1.0 million pretax restructuring charge related to the consolidation of office spaces in Chicago, New York, and London. Of the total $1.0 million charge, $0.6 million related to the accrual of our remaining lease obligations at vacated spaces, net of estimated sublease income, and $0.4 million related to accelerated depreciation of assets disposed of as a result of the space consolidation. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014. During the first quarter of 2014, we incurred a $0.1 million pretax restructuring charge related to workforce reductions in our London office to better align our resources with market demand in our Huron Legal segment. Restructuring expense for the first half of 2013 was $0.6 million and related to the consolidation of office space in the Washington, D.C. area that was acquired in the AdamsGrayson acquisition in 2012.

During the second quarter of 2014, we determined that the fair value of our contingent consideration liability incurred in connection with a business acquisition had decreased and, as a result, recorded a $0.4 million remeasurement gain. There was no remeasurement gain or loss for the comparable period last year. During the first quarter of 2013, we recorded a $1.2 million settlement gain. As discussed under “Part II – Item 1. Legal Proceedings,” and in Note 12 “Commitments, Contingencies and Guarantees,” during the second quarter of 2012, we conducted preliminary settlement discussions with the relator in the qui tam action, and as a result, we recorded a charge of $1.2 million in accordance with ASC Topic 450, “Contingencies.” On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, during the first quarter of 2013, we reversed the charge of $1.2 million recorded during 2012.

Depreciation and amortization expense increased by $2.6 million to $12.3 million in the six months ended June 30, 2014, from $9.7 million in the six months ended June 30, 2013. The increase primarily related to the amortization of intangible assets from businesses acquired during the fourth quarter of 2013 and first half of 2014, as well as the depreciation of network equipment and leasehold improvements that were placed into service during the second half of 2013 and first half of 2014. Intangible asset amortization included within operating expenses relates to certain customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our acquisitions.

Operating Income

Operating income increased $23.9 million, or 46.2%, to $75.8 million in the first half of 2014 from $51.9 million in the first half of 2013. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 18.1% in the six months ended June 30, 2014, compared to 15.5% in the six months ended June 30, 2013. The increase in operating margin was primarily attributable to the revenue growth that outpaced the increase in salaries and related expenses for both our revenue-generating professionals and support personnel during the period, as well as decreases in technology expense and rent and utility charges for our document review centers and a decrease in facilities and other office related expenses as a percentage of revenues. These operating margin increases were partially offset by the increases in contractor expense and bonus expense as percentages of revenues.

Other Expense, Net

Other expense, net decreased by $1.1 million, or 29.3%, to $2.6 million in the first half of 2014 from $3.7 million in the first half of 2013. The decrease was primarily attributable to a $0.6 million, or 16.9%, decrease in interest expense, net of interest income in the first half of 2014, which was the result of a decrease in our borrowing levels combined with lower interest rates, as well as a $0.4 million increase in other income as a result of improved performance of the investments used to fund our deferred compensation plans.

Income Tax Expense

For the first half of 2014, we recognized income tax expense from continuing operations of $19.2 million on income from continuing operations of $73.2 million. For the first half of 2013, we recognized income tax expense from continuing operations of $21.0 million on income from continuing operations of $48.2 million. Our effective tax rate for the first six months of 2014 was 26.2% compared with 43.6% for the same period last year. The effective tax rate for the six months ended June 30, 2014 was lower than the statutory rate, inclusive of state income taxes, due primarily to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million during the first quarter of 2014. This recognized benefit was partially offset by $1.2 million in expenses related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election. The effective tax rate for the six months ended June 30, 2013 was higher than the statutory rate, inclusive of state income taxes, due primarily to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of the retroactive reinstatement of the federal research and development tax credit, which was enacted during the first quarter of 2013.

Net Income from Continuing Operations

Net income from continuing operations was $54.0 million for the six months ended June 30, 2014, compared to net income from continuing operations of $27.2 million for the same period last year. The $26.8 million increase in net income from continuing operations was primarily due to the increase in operating income, as well as the decrease in income tax expense and other expense, net, as discussed above. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first half of 2014 was $2.34 compared to $1.20 for the first half of 2013.

EBITDA and Adjusted EBITDA

EBITDA increased $27.7 million to $90.6 million for the six months ended June 30, 2014, from $62.9 million for the six months ended June 30, 2013. Adjusted EBITDA increased $29.0 million to $91.3 million in the first half of 2014 from $62.3 million in the first half of 2013. The increase in EBITDA and Adjusted EBITDA was primarily due to the increase in segment operating income, as discussed below in Segment Results, partially offset by an increase in corporate expenses.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations increased $18.9 million to $47.5 million in the first half of 2014 compared to $28.6 million in the first half of 2013. The increase was primarily attributable to the increase in operating income, partially offset by a higher tax expense when excluding the tax benefit related to our “check-the-box” election.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $50.8 million, or 32.2%, to $208.5 million for the first half of 2014 from $157.7 million for the first half of 2013. Revenues for the first half of 2014 included $5.1 million from Vonlay, a business that we acquired in the second quarter of 2014. During the six months ended June 30, 2014, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 3.8%, 67.3%, 24.4%, and 4.5% of this segment’s revenues, respectively, compared to 1.6%, 70.3%, 23.1%, and 5.0%, respectively, for the comparable period in 2013.

Of the overall $50.8 million increase in revenues, $49.6 million was attributable to our full-time billable consultants and $1.2 million was attributable to our full-time equivalents. The increase in demand for our services reflected the continued pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected increases in the average billing rate and average number of full-time billable consultants, partially offset by a decrease in the consultant utilization rate. Performance-based fee revenue was $50.8 million during the first half of 2014 compared to $36.4 million during the first half of 2013. We expect performance-based fees to be greater in the first half of 2014 than in the second half of 2014. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria. With regard to our full-time equivalents, during the first six months of 2014, the Huron Healthcare segment experienced an increase in revenue per full-time equivalent, while the average number of full-time equivalents was unchanged compared to the first six months of 2013.

Operating Income

Huron Healthcare segment operating income increased $29.0 million, or 47.8%, to $89.7 million in the six months ended June 30, 2014, from $60.7 million in the six months ended June 30, 2013. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 43.0% for the first half of 2014 from 38.5% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, as well as a decrease in salaries and related expenses for our support personnel, partially offset by an increase in technology expense as a percentage of revenues.

Huron Legal

Revenues

Huron Legal segment revenues increased $22.3 million, or 25.8%, to $108.3 million for the first half of 2014 from $86.0 million for the first half of 2013. Revenues from time-and-expense engagements, fixed-fee engagements, and support and maintenance arrangements represented 97.5%, 2.4%, and 0.1% of this segment’s revenues, respectively, during the six months ended June 30, 2014, compared to 95.0%, 4.7%, and 0.3% of this segment’s revenues, respectively, for the comparable period in 2013.

Of the overall $22.3 million increase in revenues, $19.4 million was attributable to an increase in revenue generated by our full-time equivalents and $2.9 million was related to our full-time billable consultants. The increase in revenue attributable to our full-time equivalents was the result of an increase in both the average number of full-time equivalents and revenue per full-time equivalent. The increase in full-time billable consultant revenue reflected increases in the consultant utilization rate and average billing rate, partially offset by a decrease in the average number of full-time billable consultants.

Operating Income

Huron Legal segment operating income increased by $14.5 million, or 105.9%, to $28.3 million in the six months ended June 30, 2014, from $13.7 million in the six months ended June 30, 2013. Segment operating margin increased to 26.1% for the first half of 2014 from 16.0% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in salaries and related expenses for our revenue-generating professionals. Decreases in technology expense, rent and utility expense for our document review centers, restructuring expense, and severance expense also contributed to the increase in operating margin, as well as revenue growth that outpaced the increase in bonus expense for our revenue-generating professionals, partially offset by increases in contractor expense and bonus expense for support personnel as percentages of revenues.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues decreased $1.5 million, or 2.1%, to $71.3 million for the first six months of 2014 from $72.9 million for the first six months of 2013. Revenues for the first six months of 2014 included $7.1 million from The Frankel Group Associates, a business that we acquired in the first quarter of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 71.2%, 24.4%, and 4.4% of this segment’s revenues, respectively, during the first half of 2014, compared to 79.6%, 16.6%, and 3.8%, respectively, for the first half of 2013.

Of the overall $1.5 million decrease in revenues, $1.2 million was attributable to our full-time billable consultants and $0.3 million was related to our full-time equivalents. The decrease in revenue from our full-time billable consultants reflected a decrease in the average number of full-time billable consultants and average billing rate, partially offset by an increase in consultant utilization rate. The decrease in revenue attributable to our full-time equivalents reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent.

Operating Income

Huron Education and Life Sciences segment operating income decreased $2.8 million, or 13.5%, to $18.1 million in the six months ended June 30, 2014, from $20.9 million in the six months ended June 30, 2013. The Huron Education and Life Sciences segment operating margin decreased to 25.3% for the first half of 2014 from 28.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for both our revenue-generating professionals and support personnel, as well as increases in contractor expense, promotion and sponsorship expense, practice administration and meetings expense, and research expense, partially offset by a decrease in bonus expense for our revenue-generating professionals as a percentage of revenues.

Huron Business Advisory

Revenues

Huron Business Advisory segment revenues increased $12.2 million, or 67.9%, to $30.0 million for the first six months of 2014 from $17.8 million for the first six months of 2013. Revenues for the first six months of 2014 included $13.8 million from our EPM practice (formerly referred to as Blue Stone International, a business that we acquired during the fourth quarter of 2013). Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 84.6%,

13.2%, and 2.2% of this segment’s revenues, respectively, during the first half of 2014, compared to 79.3%, 17.9%, and 2.8%, respectively, for the comparable period in 2013.

Of the overall $12.2 million increase in revenues, $11.5 million was attributable to our full-time billable consultants and $0.6 million was related to our full-time equivalents. The increase in revenue from our full-time billable consultants was driven by an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate. The increase in revenue attributable to our full-time equivalents reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent.

Operating Income

Huron Business Advisory segment operating income increased by $0.4 million, or 4.8%, to $7.7 million in the six months ended June 30, 2014, compared to $7.3 million in the six months ended June 30, 2013. Segment operating margin decreased to 25.7% for the first half of 2014 from 41.1% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries, bonuses, and related expenses for our revenue-generating professionals as a percentage of revenues. Increases in contractor expense, promotion and sponsorship expense, intangible asset amortization expense, and practice administration and meetings expense, all as percentages of revenues, also contributed to the decrease in the segment’s operating margin, partially offset by a decrease in severance expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $48.9 million, from $58.1 million at December 31, 2013 to $9.2 million at June 30, 2014. Our primary sources of liquidity are cash flows from our U.S. operations and debt capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2014	2013
Net cash provided by operating activities	$12,199	$2,721
Net cash used in investing activities	$(63,293)	$(11,694)
Net cash provided by (used in) financing activities	$2,148	$(11,511)

Net cash provided by operating activities totaled $12.2 million for the six months ended June 30, 2014, and $2.7 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and benefits to employees affect these account balances. The increase in cash provided by operations was primarily attributable to higher net income during the first six months of 2014 when compared with the first six months of 2013, partially offset by an increase in the amount paid for annual performance bonuses during the first quarter of 2014 and an increase in receivables and unbilled services from clients during the first six months of 2014 when compared with the first six months of 2013.

Net cash used in investing activities was $63.3 million and $11.7 million for the six months ended June 30, 2014 and 2013, respectively. The use of cash in the first six months of 2014 primarily consisted of $51.4 million for purchases of businesses and $11.4 million for purchases of property and equipment. The use of cash in the first six months of 2013 primarily consisted of purchases of property and equipment totaling $10.2 million. We estimate that the cash utilized for purchases of property and equipment in 2014 will be approximately $30.0 million, primarily consisting of information technology related equipment and leasehold improvements to support the continued growth of our document review and processing services, as well as information technology related equipment to support our corporate infrastructure.

Net cash provided by financing activities was $2.1 million for the six months ended June 30, 2014, compared to net cash used in financing activities of $11.5 million for the same period last year. Borrowings made under our credit facility to fund operations during the first six months of 2014 totaled $74.0 million, with repayments during the period totaling $64.0 million. Borrowings made under our credit facility during the first six months of 2013 totaled $66.0 million, with repayments totaling $77.3 million. During the first half of 2014, the Company repurchased and retired $9.5 million of common stock under the February 2014 Share Repurchase Program. Under this program, which was authorized by the Company’s board of directors on February 20, 2014, the Company may, from time to time, repurchase up to $50 million of its common stock through February 28, 2015. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of the Company’s common stock, general market and business conditions, and applicable legal requirements. As of June 30, 2014, $40.5 million remains available for share repurchases under the February 2014 Share Repurchase Program.

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement with various financial institutions, as amended by the first, second, third, and fourth amendments to the credit agreement dated as of August 31, 2012, September 25, 2013, February 14, 2014, and June 27, 2014, respectively (as amended and modified, the “2011 Credit Agreement”).

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

As of the date of the second amendment to the credit agreement, the Term Loan had a principal amount outstanding of $181.3 million. This principal balance is subject to scheduled quarterly amortization payments that began in 2013. The aggregate annual quarterly amortization payments, expressed as a percentage of the original principal balance, are as follows: 6.9% in 2013, 13.8% in 2014, 15.8% in 2015, 16.6% in 2016, 16.6% in 2017, and 30.3% in 2018, as set forth in the 2011 Credit Agreement. The maturity date for the Term Loan is September 25, 2018, at which time the outstanding principal balance and all accrued interest will be due and payable in full. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on September 25, 2018. As of June 30, 2014, the Company has made all scheduled quarterly amortization payments as they have come due in accordance with the Term Loan.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances. In addition, certain acquisitions and similar transactions need to be approved by the lenders.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio that varies throughout the term and was 3.00 to 1.00 as of June 30, 2014, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At June 30, 2014, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.91 to 1.00, a leverage ratio of 0.97 to 1.00, and net worth greater than $150 million. At December 31, 2013, we were also in compliance with these financial covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At June 30, 2014, outstanding letters of credit totaled $5.3 million and are primarily used as security deposits for our office facilities. As of June 30, 2014, the unused borrowing capacity under the 2011 Credit Agreement was $219.7 million. Borrowings outstanding under this credit facility at June 30, 2014 totaled $178.8 million. These borrowings carried a weighted average interest rate of 2.2%, including the effect of the interest rate swaps described in Note 8 “Derivative Instruments and Hedging Activity.” During the first six months of 2014, the average daily outstanding balance under our credit facility was $173.0 million. Borrowings outstanding at December 31, 2013 were $168.8 million and carried a weighted average interest rate of 2.0%.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation, as it relates to such awards. This guidance is effective for the Company beginning in the first quarter of 2016, with early adoption permitted. The amendments of ASU 2014-12 may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying the amendments as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We are currently evaluating the potential effect of adopting this guidance but do not expect adoption to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company beginning in the first quarter of 2017 and is to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the potential effect of adopting this guidance on our consolidated financial statements, as well as the transition methods.

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

SUBSEQUENT EVENTS

On July 2, 2014, we made an investment, in the form of convertible debt, in Shorelight Holdings LLC, the parent company of Shorelight Education, a U.S.-based company that partners with leading nonprofit universities to increase access and retention of international students, boost institutional growth, and enhance an institution’s global footprint.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Our exposure to changes in interest rates is limited to borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At June 30, 2014, we had borrowings outstanding totaling $178.8 million that carried a weighted average interest rate of 2.2% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $0.5 million effect on our pretax income including the effect of the interest rate swaps.

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

Including the impact of the above swap agreements, the effective interest rate on $125.0 million of our debt, which equals the notional amount of the swap agreements in effect at June 30, 2014, was 2.2%.

We have not entered into any other interest rate swaps, caps or collars or other hedging instruments as of June 30, 2014.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, we reversed the charge of $1.2 million relating to settlement discussions which we originally recorded in the second quarter of 2012, in accordance with ASC Topic 450, “Contingencies.” The relator filed an appeal on April 2, 2013. On April 8, 2013, Huron filed an appeal of an earlier denial of a motion to dismiss filed by Huron which argued that the relator’s action was barred because, under the FCA jurisdictional bar, the action was based on publicly disclosed information and the relator cannot qualify as an original source. On May 22, 2014, the United States Court of Appeals for the Second Circuit upheld the lower court’s decision, which granted summary judgment to Huron. The relator has until August 20, 2014 to file a petition for writ of certiorari with the United States Supreme Court.

Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)

On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi Court of First Instance. The lawsuit alleges that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants allege they are entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response states that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. On December 17, 2013, the Abu Dhabi court ruled in Huron’s favor on all claims and held that Huron permissibly terminated the contract with Tamalluk and Huron does not owe Tamalluk any compensation related to Tamalluk’s claims. In addition, the court terminated the Local Sponsorship Agreement as requested by Huron in its counterclaim. Tamalluk appealed the decision, and on March 18, 2014, the appellate court upheld the decision in Huron’s favor. Tamalluk filed an appeal on May 18, 2014 to the highest court in Abu Dhabi. We continue to believe that the claims are without merit and intend to vigorously defend ourselves in this matter.

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

Our 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2014, we reacquired 1,088 shares of common stock with a weighted average fair market value of $67.10 as a result of such tax withholdings.

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

The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs [2]
April 1, 2014 – April 30, 2014	158,255	$60.41	157,850	$40,460,749
May 1, 2014 – May 31, 2014	—	$—	—	$40,460,749
June 1, 2014 – June 30, 2014	683	$69.30	—	$40,460,749

Total	158,938	$60.45	157,850

[1]	The number of shares repurchased includes 405 shares in April 2014 and 683 shares in June 2014 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the February 2014 Share Repurchase Program.
[2]	Dollar value of shares that may yet be purchased under the February 2014 Share Repurchase Program is as of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Filed herewith	Furnished herewith	Incorporated by Reference
	Exhibit Description			Form	Period Ending	Exhibit	Filing Date

10.1	Amendment No. 4 to the Credit Agreement, dated as of June 27, 2014, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.	X

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date: July 30, 2014	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer