Form 10-Q
period 2014-09-30
Huron Consulting Group Inc.
filed 2014-10-28
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 22, 2014, 22,868,714 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$225,913	$58,131
Receivables from clients, net	102,354	123,750
Unbilled services, net	93,901	55,125
Income tax receivable	7,044	270
Deferred income taxes, net	18,509	15,498
Prepaid expenses and other current assets	15,731	19,740

Total current assets	463,452	272,514
Property and equipment, net	40,059	38,742
Long-term investment	12,750	—
Other non-current assets	21,096	16,485
Intangible assets, net	26,908	21,222
Goodwill	566,297	536,637

Total assets	$1,130,562	$885,600

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,884	$8,185
Accrued expenses	20,808	19,180
Accrued payroll and related benefits	87,069	97,677
Current maturities of long-term debt	27,500	25,000
Accrued consideration for business acquisitions	—	5,177
Income tax payable	—	2,917
Deferred revenues	13,015	15,248

Total current liabilities	158,276	173,384
Non-current liabilities:
Deferred compensation and other liabilities	9,823	5,360
Long-term debt, net of current portion	333,619	143,750
Deferred lease incentives	13,867	12,355
Deferred income taxes, net	24,362	20,487

Total non-current liabilities	381,671	181,952

Commitments and Contingencies

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,033,760 and 25,246,565 shares issued at September 30, 2014 and December 31, 2013, respectively	242	245
Treasury stock, at cost, 2,077,798 and 1,993,769 shares at September 30, 2014 and December 31, 2013, respectively	(93,043)	(88,091)
Additional paid-in capital	442,651	443,144
Retained earnings	242,021	175,763
Accumulated other comprehensive loss	(1,256)	(797)

Total stockholders’ equity	590,615	530,264

Total liabilities and stockholders’ equity	$1,130,562	$885,600

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues and reimbursable expenses:
Revenues	$198,049	$174,735	$618,185	$509,178
Reimbursable expenses	18,679	17,542	58,923	51,001

Total revenues and reimbursable expenses	216,728	192,277	677,108	560,179
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	129,899	106,087	377,798	315,084
Amortization of intangible assets and software development costs	1,227	675	3,618	2,007
Reimbursable expenses	18,651	17,531	58,981	51,000

Total direct costs and reimbursable expenses	149,777	124,293	440,397	368,091

Operating expenses and other operating gains:
Selling, general and administrative expenses	39,276	37,197	120,148	100,307
Restructuring charges	233	—	1,396	596
Litigation and other gains	(150)	(5,300)	(590)	(6,450)
Depreciation and amortization	6,315	4,968	18,638	14,624

Total operating expenses and other operating gains	45,674	36,865	139,592	109,077

Operating income	21,277	31,119	97,119	83,011
Other income (expense), net:
Interest expense, net of interest income	(1,878)	(1,531)	(4,843)	(5,100)
Other income (expense), net	(54)	104	291	(35)

Total other expense, net	(1,932)	(1,427)	(4,552)	(5,135)

Income from continuing operations before income tax expense	19,345	29,692	92,567	77,876
Income tax expense	7,126	12,531	26,309	33,532

Net income from continuing operations	12,219	17,161	66,258	44,344
Income (loss) from discontinued operations, net of tax	—	10	—	(31)

Net income	$12,219	$17,171	$66,258	$44,313

Net earnings per basic share:
Net income from continuing operations	$0.54	$0.77	$2.94	$1.99
Income (loss) from discontinued operations, net of tax	—	—	—	—

Net income	$0.54	$0.77	$2.94	$1.99

Net earnings per diluted share:
Net income from continuing operations	$0.53	$0.75	$2.87	$1.95
Income (loss) from discontinued operations, net of tax	—	—	—	—

Net income	$0.53	$0.75	$2.87	$1.95

Weighted average shares used in calculating earnings per share:
Basic	22,488	22,386	22,573	22,293
Diluted	22,975	22,873	23,052	22,712
Comprehensive income:
Net income	$12,219	$17,171	$66,258	$44,313
Foreign currency translation gain (loss), net of tax	(1,127)	1,025	(735)	119
Unrealized gain on investment, net of tax	152	—	152	—
Unrealized gain (loss) on cash flow hedging instruments, net of tax	304	(245)	124	439

Other comprehensive income (loss)	(671)	780	(459)	558

Comprehensive income	$11,548	$17,951	$65,799	$44,871

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Additional		Accumulated Other
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2013	24,453,461	$245	(2,003,704)	$(88,091)	$443,144	$175,763	$(797)	$530,264
Comprehensive income						66,258	(459)	65,799
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	400,078	4	(33,473)	(1,491)	1,487			—
Exercise of stock options	37,442	—			848			848
Share-based compensation					16,543			16,543
Shares redeemed for employee tax withholdings			(52,583)	(3,461)				(3,461)
Income tax benefit on share-based compensation					4,962			4,962
Equity component of convertible senior notes, net of tax and issuance costs					22,739			22,739
Purchase of convertible senior note hedges, net of tax					(25,612)			(25,612)
Issuance of warrants					23,625			23,625
Share repurchases	(725,640)	(7)			(45,085)			(45,092)

Balance at September 30, 2014	24,165,341	$242	(2,089,760)	$(93,043)	$442,651	$242,021	$(1,256)	$590,615

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$66,258	$44,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,636	16,631
Share-based compensation	15,504	12,692
Amortization of debt discount and issuance costs	1,482	1,014
Allowances for doubtful accounts and unbilled services	8,829	3,153
Deferred income taxes	1,817	7,062
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients	26,807	13,200
(Increase) decrease in unbilled services	(44,020)	(36,083)
(Increase) decrease in current income tax receivable / payable, net	(9,690)	(10,218)
(Increase) decrease in other assets	3,258	(2,318)
Increase (decrease) in accounts payable and accrued liabilities	11,466	453
Increase (decrease) in accrued payroll and related benefits	(9,565)	891
Increase (decrease) in deferred revenues	(2,661)	(3,028)

Net cash provided by operating activities	92,121	47,762

Cash flows from investing activities:
Purchases of property and equipment, net	(16,683)	(16,383)
Net investment in life insurance policies	(1,151)	(842)
Purchases of businesses	(51,694)	(297)
Purchase of convertible debt investment	(12,500)	—
Capitalization of internally developed software	—	(1,207)
Proceeds from note receivable	328	438

Net cash used in investing activities	(81,700)	(18,291)

Cash flows from financing activities:
Proceeds from exercise of stock options	848	39
Shares redeemed for employee tax withholdings	(3,461)	(760)
Tax benefit from share-based compensation	4,962	1,374
Share repurchases	(45,092)	—
Proceeds from borrowings under credit facility	129,000	83,500
Repayments on credit facility	(147,750)	(101,000)
Proceeds from convertible senior notes issuance	250,000	—
Proceeds from sale of warrants	23,625	—
Payments for convertible senior note hedges	(42,125)	—
Payments for debt issuance costs	(7,346)	(1,155)
Payments for capital lease obligations	(63)	—
Deferred payments for purchase of property and equipment	(471)	(471)
Deferred acquisition payments	(4,745)	(5,356)

Net cash provided by (used in) financing activities	157,382	(23,829)

Effect of exchange rate changes on cash	(21)	(23)
Net increase in cash and cash equivalents	167,782	5,619
Cash and cash equivalents at beginning of the period	58,131	25,162

Cash and cash equivalents at end of the period	$225,913	$30,781

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$2,755	$1,434
Contingent consideration related to business acquisitions	$590	$—

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

The accompanying unaudited Consolidated Financial Statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2014 and 2013. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014.

Certain amounts reported in the previous year have been reclassified to conform to the 2014 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

During the fourth quarter of 2013, we identified that accrued capital expenditures were incorrectly classified as Purchases of property and equipment, net within the investing activities section of the Consolidated Statements of Cash Flows. The Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 presented herein have been revised to reflect the correction of this error. The result of this correction was an increase in net cash used in investing activities of $2.0 million and an increase in net cash used in financing activities of $0.5 million in the first nine months of 2013 with an offsetting increase in net cash provided by operating activities of $2.5 million. This classification error was not considered material for any period impacted.

3.	New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related footnote disclosures. The guidance will be effective for the Company for the fiscal year ending December 31, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation, as it relates to such awards. This guidance is effective for the Company beginning in the first quarter of 2016, with early adoption permitted. The amendments of ASU 2014-12 may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying the amendments as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company beginning in the first quarter of 2017 and is to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the potential effect of adopting this guidance on our consolidated financial statements, as well as the transition methods.

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

4.	Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2014.

	Huron Healthcare	Huron Legal	Huron Education and Life Sciences	Huron Business Advisory	Total
Balance as of December 31, 2013:
Goodwill	$355,880	$53,159	$111,504	$159,077	$679,620
Accumulated impairment	—	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2013	355,880	53,159	111,504	16,094	536,637

Goodwill recorded in connection with business combinations	21,708	—	8,308	—	30,016
Goodwill reallocation	—	—	(16,744)	16,744	—
Foreign currency translation	—	(154)	(162)	(40)	(356)

Goodwill, net as of September 30, 2014	$377,588	$53,005	$102,906	$32,798	$566,297

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

During the second quarter of 2014, the Company completed the acquisition of Vonlay, LLC, a healthcare technology consulting firm, within the Huron Healthcare segment. The fair value of the consideration transferred totaled $34.5 million. As part of the purchase price allocation, we recorded $8.3 million of intangible assets and $21.7 million of goodwill.

Intangible assets as of September 30, 2014 and December 31, 2013 consisted of the following:

		September 30, 2014		December 31, 2013
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	1	$1,257	$791	$689	$226
Customer relationships	3 to 13	41,975	19,445	31,946	14,814
Non-competition agreements	1 to 6	3,470	849	5,480	3,655
Trade names	1 to 8	270	135	120	24
Technology and software	3 to 5	4,321	3,235	4,041	2,559
Document reviewer database	3	450	405	450	270
License	2	50	25	50	6

Total		$51,793	$24,885	$42,776	$21,554

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. The majority of customer relationships are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the relationships. All other intangible assets are amortized on a straight-line basis.

Intangible assets amortization expense was $2.8 million and $8.3 million for the three and nine months ended September 30, 2014, respectively. Intangible asset amortization expense was $1.4 million and $4.3 million for the three and nine months ended September 30, 2013, respectively. Estimated annual intangible assets amortization expense is $11.0 million for 2014, $8.4 million for 2015, $6.0 million for 2016, $4.3 million for 2017, $3.0 million for 2018, and $1.4 million for 2019. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income from continuing operations	$12,219	$17,161	$66,258	$44,344
Income (loss) from discontinued operations, net of tax	—	10	—	(31)

Net income	$12,219	$17,171	$66,258	$44,313

Weighted average common shares outstanding – basic	22,488	22,386	22,573	22,293
Weighted average common stock equivalents	487	487	479	419

Weighted average common shares outstanding – diluted	22,975	22,873	23,052	22,712

Net earnings per basic share:
Income from continuing operations	$0.54	$0.77	$2.94	$1.99
Income (loss) from discontinued operations, net of tax	—	—	—	—

Net income	$0.54	$0.77	$2.94	$1.99

Net earnings per diluted share:
Income from continuing operations	$0.53	$0.75	$2.87	$1.95
Income (loss) from discontinued operations, net of tax	—	—	—	—

Net income	$0.53	$0.75	$2.87	$1.95

The anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows (in thousands):

	As of September 30,
	2014	2013
Unvested restricted stock awards	14	—
Outstanding common stock options	—	37
Convertible senior notes	3,129	—
Warrants related to the issuance of convertible senior notes	3,129	—

Total anti-dilutive securities	6,272	37

See Note 6 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

In February 2014, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may, from time to time, repurchase up to $50 million of its common stock through February 28, 2015 (the “February 2014 Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of the Company’s common stock, general market and business conditions, and applicable legal requirements. In the three and nine months ended September 30, 2014, we executed share repurchases of 567,790 shares and 725,640 shares, respectively. Such repurchased shares were settled for $35.6 million and $45.1 million, respectively.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

6.	Financing Arrangements

A summary of the carrying amounts of our debt is as follows (in thousands):

	September 30, 2014	December 31, 2013
1.25% convertible senior notes due 2019	$211,119	$—
Senior secured credit facility	150,000	168,750

Total debt	361,119	168,750
Current maturities of debt	(27,500)	(25,000)

Long-term debt, net of current portion	$333,619	$143,750

Convertible Notes

In September 2014, the Company issued $250 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”) in a private offering. The Convertible Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as Trustee (the “Indenture”). The Convertible Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 1 and October 1 of each year at an annual rate of 1.25%. The Convertible Notes will mature on October 1, 2019, unless earlier repurchased by the Company or converted in accordance with their terms.

Upon conversion, the Convertible Notes will be settled, at our election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. Our current intent and policy is to settle conversions with a combination of cash and shares of common stock with the principal amount of the Convertible Notes paid in cash, in accordance with the settlement provisions of the Indenture.

The initial conversion rate for the Convertible Notes is 12.5170 shares of our common stock per $1,000 principal amount of the Convertible Notes, which is equal to an initial conversion price of approximately $79.89 per share of our common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest, except in certain limited circumstances described in the Indenture. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture) the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. Additionally, if the Company undergoes a “fundamental change” (as defined in the Indenture), a holder will have the option to require the Company to repurchase all or a portion of its Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest. As discussed below, the warrants which were entered into in connection with the Convertible Notes effectively raise the initial conversion price of the Convertible Notes from approximately $79.89 to approximately $97.12 per share.

Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to July 1, 2019, only under the following circumstances:

•	during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2014 if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock for such trading day is equal to or greater than 130% of the applicable conversion price on such trading day;

•	during the five consecutive business day period immediately following any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which, for each trading day of the measurement period, the “trading price” (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock for such trading day and the applicable conversion rate on such trading day; or

•	upon the occurrence of specified corporate transactions described in the Indenture.

On or after July 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes, regardless of the foregoing circumstances.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

In accordance with ASC 470, Debt, we have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.837% over the term of the Convertible Notes. As of September 30, 2014, the remaining life of the Convertible Notes is 5 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of September 30, 2014, the Convertible Notes consisted of the following (in thousands):

Liability component:
Proceeds	$250,000
Less: debt discount, net of amortization	(38,881)

Net carrying amount	$211,119

Equity component (1)	$39,287

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of September 30 2014.

The transaction costs related to the issuance of the Convertible Notes were separated into liability and equity components based on their relative values, as determined above. Transaction costs attributable to the liability component are capitalized and amortized to interest expense over the term of the Convertible Notes, and transaction costs attributable to the equity component were netted with the equity component of the Convertible Notes in stockholders’ equity. Total debt issuance costs were approximately $7.3 million, of which $6.2 million was allocated to liability issuance costs and $1.1 million was allocated to equity issuance costs.

The following table presents the amount of interest expense recognized related to the Convertible Notes (in thousands):

Three and Nine Months Ended September 30, 2014
Contractual interest coupon	$182
Amortization of debt issuance costs	68
Amortization of debt discount	406

Total interest expense recognized	$656

In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions are intended to reduce the potential future economic dilution associated with the conversion of the Convertible Notes and, combined with the warrants, effectively raise the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share. For purposes of the computation of diluted earnings per share in accordance with GAAP, dilution will occur when the average share price of our common stock for a given period exceeds the conversion price of the Convertible Notes, which initially is equal to approximately $79.89 per share. The convertible note hedge transactions and warrant transactions are discussed separately below.

•	Convertible Note Hedge Transactions. In connection with the issuance of the Convertible Notes, the Company entered into the convertible note hedge transactions whereby the Company has call options to purchase a total of approximately 3.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the Convertible Notes in full, at a price of approximately $79.89, which corresponds to the initial conversion price of the Convertible Notes, subject to customary anti-dilution adjustments substantially similar to those in the Convertible Notes. The convertible note hedge transactions are exercisable upon conversion of the Convertible Notes and will expire in 2019 if not earlier exercised. We paid an aggregate amount of $42.1 million for the convertible note hedge transactions, which was recorded as additional paid-in capital in the consolidated balance sheets. The convertible note hedge transactions are separate transactions and are not part of the terms of the Convertible Notes.

•

Warrants. In connection with the issuance of the Convertible Notes, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.1 million shares of the Company’s common stock at a strike

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

price of approximately $97.12. The warrants will expire incrementally on 100 different dates from January 6, 2020 to May 28, 2020 and are exercisable at each such expiry date. If the average market value per share of our common stock for the reporting period exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share. We received aggregate proceeds of $23.6 million from the sale of the warrants, which was recorded as additional paid-in capital in the consolidated balance sheets. The warrants are separate transactions and are not part of the terms of the Convertible Notes or the convertible note hedge transactions.

The Company recorded a deferred tax liability of $15.4 million in connection with the debt discount associated with the Convertible Notes and recorded a deferred tax asset of $16.5 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are included in non-current deferred tax liabilities on the consolidated balance sheets.

Senior Secured Credit Facility

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement with various financial institutions, as amended by the first, second, third, fourth, and fifth amendments to the credit agreement dated as of August 31, 2012, September 25, 2013, February 14, 2014, June 27, 2014, and September 3, 2014, respectively (as amended and modified, the “2011 Credit Agreement”).

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

As of September 30, 2014, the Term Loan had a principal amount outstanding of $150.0 million, which is subject to scheduled quarterly principal payments. The current quarterly principal payments are $6.3 million and increase to $7.5 million beginning June 30, 2015 until the maturity date of September 25, 2018, at which time a final payment of $40 million, plus any accrued and unpaid interest, will be due, as set forth in the 2011 Credit Agreement. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on September 25, 2018. As of September 30, 2014, the Company has made all scheduled quarterly amortization payments as they have come due in accordance with the Term Loan.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At September 30, 2014, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.77 to 1.00, a leverage ratio of 1.13 to 1.00, and net worth greater than $150 million. At December 31, 2013, we were also in compliance with the financial debt covenants.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At September 30, 2014, outstanding letters of credit totaled $5.1 million and are primarily used as security deposits for our

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

office facilities. As of September 30, 2014, the unused borrowing capacity under the 2011 Credit Agreement was $242.4 million. Borrowings outstanding under this credit facility at September 30, 2014 totaled $150.0 million. These borrowings carried a weighted average interest rate of 2.0%, including the effect of the interest rate swaps described below in Note 8 “Derivative Instruments and Hedging Activity.” Borrowings outstanding at December 31, 2013 were $168.8 million and carried a weighted average interest rate of 2.0%.

7.	Restructuring Charges

During the third quarter of 2014, we incurred a $0.2 million pretax restructuring charge primarily related to updated assumptions for the lease accrual of the London office space vacated in the second quarter of 2014. During the second quarter of 2014, we incurred a $1.0 million pretax restructuring charge related to the consolidation of office spaces in Chicago, New York, and London. Of the total $1.0 million charge, $0.6 million related to the accrual of our remaining lease obligations at vacated spaces, net of estimated sublease income, and $0.4 million related to accelerated depreciation of assets disposed as a result of the space consolidation. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014. During the first quarter of 2014, we incurred a $0.1 million pretax restructuring charge related to workforce reductions in our London office to better align our resources with market demand in our Huron Legal segment.

During the second quarter of 2013, we incurred a $0.6 million pretax restructuring charge related to the consolidation of office space in Washington, D.C. The charge primarily consisted of the accrual of remaining lease payments for an office we vacated during the second quarter of 2013.

As of September 30, 2014, our restructuring charge liability is $0.6 million, and primarily consists of the present value of remaining lease payments for our vacated office spaces in Chicago, London, New York, and Washington, D.C. The restructuring charge liability is included as a component of Accrued expenses and Deferred compensation and other liabilities.

8.	Derivative Instruments and Hedging Activity

On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective on February 29, 2012 and ending on April 14, 2016. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings described in Note 6 “Financing Arrangements.” The swap had an initial notional amount of $56.6 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.9875%.

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

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of September 30, 2014, it was anticipated that $0.5 million of the losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three and nine months ended September 30, 2014.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of September 30, 2014 and December 31, 2013.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	September 30, 2014	December 31, 2013
Other non-current assets	$821	$752
Accrued expenses	$757	$765
Deferred compensation and other liabilities	$14	$140

All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on the Consolidated Balance Sheets. All of the Company’s derivative instruments as of September 30, 2014 and December 31, 2013 were held with the same counterparty.

We do not use derivative instruments for trading or other speculative purposes. Refer to Note 10 “Other Comprehensive Income (Loss)” for additional information on our derivative instruments.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

9.	Fair Value of Financial Instruments

Certain of our assets and liabilities are measured at fair value. ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value and requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy consists of three levels based on the objectivity of the inputs as follows:

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

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2014
Assets:
Promissory note	$—	$—	$2,153	$2,153
Interest rate swaps	—	409	—	409
Convertible debt investment	—	—	12,750	12,750

Total assets	$—	$409	$14,903	$15,312

Liabilities:
Interest rate swaps	$—	$359	$—	$359
Contingent acquisition liability	—	—	—	—

Total liabilities	$—	$359	$—	$359

December 31, 2013
Assets:
Promissory note	$—	$—	$2,726	$2,726
Interest rate swaps	—	430	—	430

Total assets	$—	$430	$2,726	$3,156

Liabilities:
Interest rate swaps	$—	$583	$—	$583
Deferred acquisition payment	—	—	5,177	5,177

Total liabilities	$—	$583	$5,177	$5,760

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the first quarter of 2014, we agreed to restructure the note to temporarily decrease the quarterly payment amounts, increase the interest rate and extend the term of the note to mature on October 31, 2017. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to the Company annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. The decrease in the fair value of the note during the first nine months of 2014 reflects principal payments received, the amendment of terms, and the increased discount rate of 17%, less the accretion of interest income in excess of interest payments received. The portion of the note expected to be received in the next twelve months is recorded as a receivable in Prepaid expenses and other current assets. The remaining portion of the note is recorded in Other non-current assets.

Interest rate swaps: The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.

Convertible debt investment: In July 2014, we made a $10 million investment, in the form of zero coupon convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education, a U.S.-based company that partners with leading nonprofit universities to increase access and retention of international students, boost institutional growth, and enhance an institution’s global footprint. In August 2014, we purchased an additional $2.5 million convertible note of Shorelight, increasing the cost basis of our investment to $12.5 million. The notes will mature on July 1, 2020, unless converted earlier.

We account for our investment as an available for sale security in accordance with ASC 320, Investments – Debt and Equity Securities. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimated the fair value of our investment using cash flow projections discounted at a risk-adjusted rate and certain assumptions related to equity volatility, default probability, and recovery rate, all of which are Level 3 inputs. In arriving at the estimated fair value, we also considered the probability weighted likelihood of conversion of the notes, in accordance with the various conversion features of the notes. An unrealized gain of $0.3 million was recorded in Other comprehensive income for the three and nine months ended September 30, 2014. The fair value of the convertible debt investment is recorded in Long-term investment.

Deferred acquisition payment: Deferred acquisition payments are included in the total purchase consideration for certain business acquisitions made by the Company and represent fixed future payments owed to the sellers of those businesses. The fair value of our liability as of December 31, 2013 was based on the net present value of one final payment related to a 2012 acquisition. The payment was made in July 2014.

Contingent acquisition liability: In the first quarter of 2014, we recorded the initial acquisition date fair value of a contingent acquisition liability that resulted from the Frankel acquisition described in Note 4 “Goodwill and Intangible Assets.” The initial fair value of $0.6 million was calculated using Level 3 inputs and a probability weighted estimated payout model based on financial projections and then discounted to fair value. As of September 30, 2014, we determined that the likelihood of the contingent acquisition payout was remote and reduced the value of the contingent acquisition liability to zero.

Financial assets and liabilities not recorded at fair value are as follows:

Senior secured credit facility

The carrying value of our senior secured credit facility is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the senior secured credit facility bears interest at variable rates based on market rates as set forth in the 2011 Credit Agreement. Refer to Note 6 “Financing Arrangements.”

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

Convertible Notes

The carrying amount and estimated fair value of the Convertible Notes are as follows (in thousands):

	September 30, 2014
	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	211,119	241,563

The difference between the $250 million principal amount of the Convertible Notes and the carrying amount represents the unamortized debt discount. As of September 30, 2014, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 6 “Financing Arrangements” for additional details of our Convertible Notes. The estimated fair value of the Convertible Notes, which we have classified as a Level 2 financial instrument, was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market on September 30, 2014.

Based on the closing price of our common stock of $60.97 on September 30, 2014, the if-converted value of the Convertible Notes was less than the principal amount.

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.

We hold our cash in accounts at multiple third party financial institutions. These deposits, at times, may exceed federally insured limits. We review the credit ratings of these financial institutions, regularly monitor the cash balances in these accounts and adjust the balances as appropriate. However, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

10.	Other Comprehensive Income (Loss)

The tables below set forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income:
Foreign currency translation adjustment	$(1,127)	$—	$(1,127)	$1,019	$6	$1,025
Unrealized gain on investment	$250	$(98)	$152	$—	$—	$—
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$255	$(98)	$157	$(549)	$218	$(331)
Reclassification adjustments into earnings	246	(99)	147	142	(56)	86

Net unrealized gain (loss)	$501	$(197)	$304	$(407)	$162	$(245)

Other comprehensive income (loss)	$(376)	$(295)	$(671)	$612	$168	$780

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income:
Foreign currency translation adjustment	$(735)	$—	$(735)	$62	$57	$119
Unrealized gain on investment	$250	$(98)	$152	$—	$—	$—
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(427)	$173	$(254)	$308	$(122)	$186
Reclassification adjustments into earnings	630	(252)	378	421	(168)	253

Net unrealized gain (loss)	$203	$(79)	$124	$729	$(290)	$439

Other comprehensive income (loss)	$(282)	$(177)	$(459)	$791	$(233)	$558

The before tax amounts reclassified from accumulated other comprehensive loss related to our cash flow hedges are recorded to Interest expense, net of interest income.

Accumulated other comprehensive loss, net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain on Investment	Net Unrealized Gain/(Losses) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(716)	$—	$(81)	$(797)
Current period change	(735)	152	124	(459)

Balance, September 30, 2014	$(1,451)	$152	$43	$(1,256)

11.	Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2014 and 2013 were 36.8% and 42.2%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2014 and 2013 were 28.4% and 43.1%, respectively. The effective tax rate for the third quarter of 2014 was lower than the statutory rate, inclusive of state income taxes, primarily due to the favorable settlement of the IRS audit for years 2009, 2010, and 2011. The effective tax rate for the first nine months of 2014 was lower than the statutory tax rate, inclusive of state income taxes, primarily due to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million. This recognized benefit was partially offset by $1.2 million in expenses in the first quarter of 2014 related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election.

The effective tax rates for the three and nine months ended September 30, 2013 were higher than the statutory rate, inclusive of state income taxes, primarily due to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of certain credits and deductions.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

12.	Commitments, Contingencies and Guarantees

Litigation

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, we reversed the charge of $1.2 million relating to settlement discussions which we recorded in the second quarter of 2012, in accordance with ASC 450, Contingencies. The relator filed an appeal on April 2, 2013. On April 8, 2013, Huron filed an appeal of an earlier denial of a motion to dismiss filed by Huron which argued that the relator’s action was barred because, under the FCA jurisdictional bar, the action was based on publicly disclosed information and the relator cannot qualify as an original source. On May 22, 2014, the United States Court of Appeals for the Second Circuit upheld the lower court’s decision, which granted summary judgment to Huron. The relator did not file a petition for writ of certiorari with the United States Supreme Court, and therefore the litigation is concluded.

Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)

On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi Court of First Instance. The lawsuit alleges that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants allege they are entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response states that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. On December 17, 2013, the Abu Dhabi court ruled in Huron’s favor on all claims and held that Huron permissibly terminated the contract with Tamalluk and Huron does not owe Tamalluk any compensation related to Tamalluk’s claims. In addition, the court terminated the Local Sponsorship Agreement as requested by Huron in its counterclaim. Tamalluk appealed the decision, and on March 18, 2014, the appellate court upheld the decision in Huron’s favor. Tamalluk filed an appeal on May 18, 2014 to the Court of Cassation, which is the highest court in Abu Dhabi. On October 21, 2014, the Court of Cassation referred the case back to the appellate court for consideration of Claimants’ allegations relating to damage to reputation and defamation, which the appellate court had not previously addressed. The Court of Cassation ruled in Huron’s favor on the other claims and on Huron’s counterclaim. We continue to believe that the remaining claims are without merit and intend to vigorously defend ourselves in this matter.

Physiotherapy Associates

In 2011, Huron was engaged to design and implement new processes, software, tools, and techniques to assist Physiotherapy Associates, Inc. (“PA”) in reducing older accounts receivable levels and optimizing cash flow. The engagement agreement specifically provides that Huron will not be auditing financial statements and that Huron’s services are not designed, and should not be relied on, to disclose weaknesses in internal controls, financial statement errors, irregularities, illegal acts, or disclosure deficiencies.

In November 2013, Physiotherapy Holdings, Inc., and certain subsidiaries and affiliates (including PA) filed a voluntary petition for bankruptcy pursuant to Chapter 11 of the Bankruptcy Code, which resulted in part from claims related to an alleged overstatement of PA’s revenues and profitability in connection with the sale of PA in 2012. The Joint Prepackaged Plan of Reorganization (the “Plan”), which was confirmed by the Bankruptcy Court in December 2013, establishes and funds a Litigation Trust to pursue certain claims on

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

behalf of certain beneficiaries. The Plan discloses a lengthy list of potential defendants and witnesses regarding these claims, including but not limited to the debtors’ officers, directors, certain employees, former owners, investment bankers, auditors, and various consultants. This list of potential defendants and witnesses includes Huron, as well as three of Huron’s current or former employees.

The Plan suggests that Huron, among others, was involved in “actively marketing PA” for sale and provided opinions to unnamed parties “defending the quality of PA’s earnings.” The Plan further states that the damages to be sought by the Litigation Trust will exceed $300 million. The Litigation Trust has not specified against which potential defendants it will bring claims, if any. We believe the Litigation Trust’s allegations with respect to Huron are without merit and will vigorously defend ourselves should any claim arising out of these alleged facts and circumstances be asserted against us by the Litigation Trust.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any other litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

Guarantees and Indemnification

Guarantees in the form of letters of credit totaling $5.1 million and $4.9 million were outstanding at September 30, 2014 and December 31, 2013, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

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

Segments are defined by ASC 280, Segment Reporting, as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under five operating segments, which are our reportable segments: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Business Advisory, and All Other.

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

The table below sets forth information about our operating segments for the three and nine months ended September 30, 2014 and 2013, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Huron Healthcare:
Revenues	$97,812	$86,957	$306,327	$244,648
Operating income	$27,727	$30,772	$117,422	$91,440
Segment operating income as a percentage of segment revenues	28.3%	35.4%	38.3%	37.4%
Huron Legal:
Revenues	$46,146	$45,263	$154,417	$131,296
Operating income	$10,949	$15,138	$39,227	$28,869
Segment operating income as a percentage of segment revenues	23.7%	33.4%	25.4%	22.0%
Huron Education and Life Sciences:
Revenues	$36,523	$34,806	$107,846	$107,666
Operating income	$9,459	$7,773	$27,539	$28,672
Segment operating income as a percentage of segment revenues	25.9%	22.3%	25.5%	26.6%
Huron Business Advisory:
Revenues	$17,142	$7,223	$47,098	$25,068
Operating income	$4,397	$664	$12,081	$7,995
Segment operating income as a percentage of segment revenues	25.7%	9.2%	25.7%	31.9%
All Other:
Revenues	$426	$486	$2,497	$500
Operating loss	$(655)	$(285)	$(1,633)	$(701)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M	N/M
Total Company:
Revenues	$198,049	$174,735	$618,185	$509,178
Reimbursable expenses	18,679	17,542	58,923	51,001

Total revenues and reimbursable expenses	$216,728	$192,277	$677,108	$560,179

Statements of Earnings reconciliation:
Segment operating income	$51,877	$54,062	$194,636	$156,275
Charges not allocated at the segment level:
Other operating expenses and gains	24,285	17,975	78,879	58,640
Depreciation and amortization expense	6,315	4,968	18,638	14,624
Other expense, net	1,932	1,427	4,552	5,135

Income from continuing operations before income tax expense	$19,345	$29,692	$92,567	$77,876

N/M – Not Meaningful

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Segment Assets(1):
Huron Healthcare	$103,586	$95,900
Huron Legal	42,226	42,190
Huron Education and Life Sciences	28,149	22,783
Huron Business Advisory	21,695	17,809
All Other	630	257
Unallocated assets(2)	934,276	706,661

Total assets	$1,130,562	$885,600

(1)	The December 31, 2013 segment asset balances have been reclassified to reflect the move of our EPM practice from the Huron Education and Life Sciences segment to the Huron Business Advisory segment.
(2)	Goodwill and intangible assets are included in unallocated assets, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources.

At September 30, 2014, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. At December 31, 2013, one Huron Healthcare client’s total receivables and unbilled services balance represented 14% of our total receivables and unbilled services balance. No other client’s total receivables and unbilled services represented greater than 10% of our total receivables and unbilled services balance at December 31, 2013. No single client generated greater than 10% of our consolidated revenues during the three and nine months ended September 30, 2014 and 2013.

14.	Subsequent Events

Effective October 1, 2014, we completed our acquisition of Threshold Consulting, Inc., a provider of cloud-based Software as a Service (SaaS) applications, data warehousing and business intelligence (BI) solutions, as well as customer relationship management (CRM) consulting services. The results of operations of Threshold will be included within the Huron Business Advisory segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements, including, without limitation, current expectations with respect to, among other factors, utilization rates, billing rates, and the number of revenue-generating professionals; that we are able to expand our service offerings; that we successfully integrate the businesses we acquire; and that existing market conditions continue to trend upward. These statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 44.6% and 45.3% of our revenues for the three months ended September 30, 2014 and 2013, respectively, and 45.1% and 46.3% of our revenues for the nine months ended September 30, 2014 and 2013, respectively.

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

Fixed-fee engagements (including software license revenue) represented 39.6% and 37.8% of our revenues for the three months ended September 30, 2014 and 2013, respectively, and 39.4% and 38.5% of our revenues for the nine months ended September 30, 2014 and 2013, respectively.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 12.1% and 13.2% of our revenues for the three months ended September 30, 2014 and 2013, respectively, and 12.3% and 11.8% of our revenues for the nine months ended September 30, 2014 and 2013, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.

Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.7% of our revenues for both the three months ended September 30, 2014 and 2013, and 3.2% and 3.4% of our revenues for the nine months ended September 30, 2014 and 2013, respectively.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and valuation of net deferred tax assets. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets, as well as a description of the accounting treatment of our 1.25% convertible senior notes issuance during September 2014. There have been no material changes to our other critical accounting policies during the first nine months of 2014.

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

The table below presents, based on the goodwill impairment test performed as of March 31, 2014, the decrease in the fair value of our Huron Education and Life Sciences and EPM reporting units given a 100 basis point increase in the assumed discount rate or a 100 basis point decrease in the assumed long-term annual revenue growth rate.

	Huron Education and Life Sciences		Enterprise Performance Management
	Decrease in Fair Value of the Reporting Unit (in thousands)	Percentage by which Fair Value Exceeds Carrying Amount	Decrease in Fair Value of the Reporting Unit (in thousands)	Percentage by which Fair Value Exceeds Carrying Amount
Discount rate – increase by 100 bps	$9,600	39%	$700	9%
Long-term growth rate – decrease by 100 bps	$7,900	40%	$250	11%

1.25% Convertible Senior Notes

In accounting for the issuance of the 1.25% convertible senior notes (the “Convertible Notes”), we separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming a borrowing rate reflective of a company of our size and risk profile. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using the effective interest rate over the term of the Convertible Notes. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the Convertible Notes, we separated the total amount incurred into liability and equity components based on their relative values, as determined above. Transaction costs attributable to the liability component are capitalized and amortized to interest expense over the term of the Convertible Notes, and transaction costs attributable to the equity component were netted with the equity component of the Convertible Notes in stockholders’ equity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Huron Healthcare	$97,812	$86,957	$306,327	$244,648
Huron Legal	46,146	45,263	154,417	131,296
Huron Education and Life Sciences	36,523	34,806	107,846	107,666
Huron Business Advisory	17,142	7,223	47,098	25,068
All Other	426	486	2,497	500

Total revenues	198,049	174,735	618,185	509,178
Total reimbursable expenses	18,679	17,542	58,923	51,001

Total revenues and reimbursable expenses	$216,728	$192,277	$677,108	$560,179

Operating income (loss):
Huron Healthcare	$27,727	$30,772	$117,422	$91,440
Huron Legal	10,949	15,138	39,227	28,869
Huron Education and Life Sciences	9,459	7,773	27,539	28,672
Huron Business Advisory	4,397	664	12,081	7,995
All Other	(655)	(285)	(1,633)	(701)

Total segment operating income	51,877	54,062	194,636	156,275
Operating expenses and gains not allocated to segments	30,600	22,943	97,517	73,264

Total operating income	$21,277	$31,119	$97,119	$83,011

Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Huron Healthcare	1,109	942	1,109	942
Huron Legal	127	143	127	143
Huron Education and Life Sciences	413	425	413	425
Huron Business Advisory	197	62	197	62

Total	1,846	1,572	1,846	1,572
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare	1,114	926	1,057	891
Huron Legal	126	146	131	146
Huron Education and Life Sciences	403	425	417	431
Huron Business Advisory	184	62	171	62

Total	1,827	1,559	1,776	1,530
Full-time billable consultant utilization rate (2):
Huron Healthcare	74.0%	80.2%	78.2%	83.5%
Huron Legal	63.5%	62.3%	65.3%	58.1%
Huron Education and Life Sciences	71.3%	64.4%	70.4%	66.7%
Huron Business Advisory	65.4%	73.6%	69.7%	80.5%
Total	71.8%	73.9%	74.6%	76.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other Operating Data (continued):
Full-time billable consultant average billing rate per hour (3):
Huron Healthcare	$230	$230	$243	$211
Huron Legal (5)	$243	$235	$242	$226
Huron Education and Life Sciences	$225	$215	$217	$215
Huron Business Advisory	$277	$331	$258	$337
Total (5)	$234	$231	$238	$219
Revenue per full-time billable consultant (in thousands):
Huron Healthcare	$81	$87	$270	$254
Huron Legal (5)	$72	$67	$218	$180
Huron Education and Life Sciences	$76	$64	$216	$204
Huron Business Advisory	$88	$112	$261	$388
Total (5)	$80	$80	$253	$238
Average number of full-time equivalents (for the period) (4):
Huron Healthcare	64	53	58	54
Huron Legal	1,009	963	1,155	1,011
Huron Education and Life Sciences	45	47	43	44
Huron Business Advisory	9	3	8	3

Total	1,127	1,066	1,264	1,112
Revenue per full-time equivalents (in thousands):
Huron Healthcare	$115	$123	$357	$342
Huron Legal (5)	$37	$37	$109	$104
Huron Education and Life Sciences	$129	$159	$413	$442
Huron Business Advisory	$106	$106	$294	$429
Total (5)	$45	$47	$132	$130

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(2)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all of our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(4)	Consists of consultants who work variable schedules as needed by our clients, as well as other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.
(5)	During the second quarter of 2014, we revised the methodology we use to allocate revenue between our billable consultants and our full-time equivalents in our Huron Legal segment to better reflect the nature of the work being provided. Operating data for the three and nine months ended September 30, 2014 and 2013, as presented above, reflects this change.

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

The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$198,049	$174,735	$618,185	$509,178

Net income from continuing operations	$12,219	$17,161	$66,258	$44,344
Add back:
Income tax expense	7,126	12,531	26,309	33,532
Interest and other expenses	1,932	1,427	4,552	5,135
Depreciation and amortization	7,542	5,643	22,256	16,631

Earnings before interest, taxes, depreciation and amortization (EBITDA)	28,819	36,762	119,375	99,642
Add back:
Restructuring charges	233	—	1,396	596
Litigation and other gains	(150)	(5,300)	(590)	(6,450)

Adjusted EBITDA	$28,902	$31,462	$120,181	$93,788

Adjusted EBITDA as a percentage of revenues	14.6%	18.0%	19.4%	18.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income from continuing operations	$12,219	$17,161	$66,258	$44,344

Weighted average shares—diluted	22,975	22,873	23,052	22,712
Diluted earnings per share from continuing operations	$0.53	$0.75	$2.87	$1.95

Add back:
Amortization of intangible assets	2,835	1,440	8,265	4,347
Restructuring charges	233	—	1,396	596
Litigation and other gains	(150)	(5,300)	(590)	(6,450)
Non-cash interest on convertible notes	406	—	406	—
Tax effect	(1,330)	1,544	(3,791)	603
Net tax benefit related to “check-the-box” election	—	—	(10,244)	—

Total adjustments, net of tax	1,994	(2,316)	(4,558)	(904)

Adjusted net income from continuing operations	$14,213	$14,845	$61,700	$43,440

Adjusted diluted earnings per share from continuing operations	$0.62	$0.65	$2.68	$1.91

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

Litigation and other gains: We have excluded the effect of the litigation gain recorded in the first quarter of 2013 and the remeasurement gains related to the contingent acquisition liability because their exclusion permits comparability with periods that were not impacted by these items.

Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from the calculation of Adjusted net income from continuing operations presented above. Amortization of intangibles is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.

Non-cash interest on convertible notes: We incur non-cash interest expense relating to the implied value of the equity conversion component of our Convertible Notes. The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the Convertible Notes using the effective interest rate method. We exclude this non-cash interest expense that does not represent cash interest payments made to our note holders.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Revenues increased $23.3 million, or 13.3%, to $198.0 million for the third quarter of 2014 from $174.7 million for the third quarter of 2013. Revenues for the third quarter of 2014 included $18.9 million from businesses that we acquired subsequent to the third quarter of 2013.

Of the overall $23.3 million increase in revenues, $22.3 million was attributable to an increase in revenue from our full-time billable consultants and $1.0 million was attributable to our full-time equivalents. The increase in full-time billable consultant revenues was driven by an increase in the average number of billable consultants and average billing rate, partially offset by a decrease in the consultant utilization rate. The increase in revenue from full-time billable consultants primarily reflected strengthened demand for our services in the Huron Healthcare, Huron Business Advisory, and Huron Education and Life Sciences segments. The increase in full-time equivalent revenue was primarily attributable to an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent. Revenue attributable to full-time equivalents primarily reflected an increase in demand for our discovery services in the Huron Legal segment and an increased use of contractors in the Huron Healthcare segment, partially offset by a decrease in the use of contractors in the Huron Education and Life Sciences segment.

Total Direct Costs

Our total direct costs increased $24.4 million, or 22.8%, to $131.1 million in the three months ended September 30, 2014, from $106.8 million in the three months ended September 30, 2013. The increase primarily related to a $15.1 million increase in salaries and related expenses for our revenue-generating professionals, a $6.2 million increase in bonus expense for our revenue-generating professionals, a $2.4 million increase in contractor expense, and a $0.4 million increase in intangible asset amortization expense. As a percentage of revenues, our total direct costs increased to 66.2% during the third quarter of 2014 compared to 61.1% during the third quarter of 2013. This increase primarily reflected increases in salaries and related expenses and bonus expense for our revenue-generating professionals as percentages of revenues during the third quarter of 2014, as well as an increase in contractor expense as a percentage of revenues during the period.

Total direct costs for the three months ended September 30, 2014 included $3.9 million of share-based compensation expense and $1.2 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations. Total direct costs for the three months ended September 30, 2013 included $2.8 million of share-based compensation expense and $0.7 million of amortization expense for intangible assets and software development costs. The increase in share-based compensation expense was primarily attributable to an increase in the amount of restricted stock awards granted to employees in the first nine months of 2014 and an increase in the number of performance-based awards that are expected, as of September 30, 2014, to be earned in 2014 based on 2014 performance, compared to those that were expected, as of September 30, 2013, to be earned based on 2013 performance. The increase in amortization expense was primarily related to the amortization of intangible assets from businesses acquired during the fourth quarter of 2013 and the first half of 2014, as well as an increase in amortization expense for certain software development costs.

Operating Expenses and Other Operating Gains

Selling, general and administrative expenses increased $2.1 million, or 5.6%, to $39.3 million in the third quarter of 2014 from $37.2 million in the third quarter of 2013. This increase was primarily related to a $1.7 million increase in salaries and related expenses for our support personnel, a $0.9 million increase in promotion and sponsorship expenses, and a $0.5 million increase in facilities and other office related expenses, partially offset by a $0.5 million decrease in legal expenses, a $0.3 million decrease in accounting, tax and audit fees and a $0.3 million decrease in severance expense. As a percentage of revenues, selling, general and administrative expenses decreased to 19.8% during the third quarter of 2014 compared to 21.3% during the third quarter of 2013. This decrease primarily reflected revenue growth that outpaced the increase in salaries and related expenses for our support personnel and decreases in legal expenses, practice administration and meetings expense, accounting, tax and audit fees, and severance expense.

During the third quarter of 2014, we determined that the likelihood of payout of the contingent consideration liability incurred in connection with a business acquisition was remote and reduced the fair value of the liability to zero, which resulted in a $0.2 million remeasurement gain. There was no remeasurement gain or loss for the comparable period last year. During the third quarter of 2013, we reached a settlement agreement to resolve a lawsuit brought by the Company, resulting in a gain of $5.3 million during that period.

Depreciation and amortization expense increased by $1.3 million to $6.3 million in the three months ended September 30, 2014, from $5.0 million in the three months ended September 30, 2013. The increase primarily related to the amortization of intangible assets from businesses acquired during the fourth quarter of 2013 and first half of 2014. Intangible asset amortization included within operating expenses relates to certain customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our acquisitions.

Operating Income

Operating income decreased $9.8 million, or 31.6%, to $21.3 million in the third quarter of 2014 from $31.1 million in the third quarter of 2013. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 10.7% in the three months ended September 30, 2014, compared to 17.8% in the three months ended September 30, 2013. The decrease in operating margin was primarily attributable to the increases in salaries and related expenses and bonus expense for our revenue-generating professionals as percentages of revenue during the third quarter of 2014, as well as the decrease in litigation and other gains during the third quarter of 2014 compared to the same period last year.

Other Expense, Net

Total other expense, net increased by $0.5 million, or 35.4%, to $1.9 million in the third quarter of 2014 from $1.4 million in the third quarter of 2013. The increase was primarily attributable to the increased interest expense due to our Convertible Notes issued in September 2014. For the month of September 2014, the interest expense related to the coupon of the Convertible Notes was $0.2 million and the non-cash interest expense related to the amortization of the debt discount and amortization of debt issuance costs totaled $0.5 million. For the fourth quarter of 2014, we expect interest expense related to the coupon of the Convertible Notes to be $0.8 million and non-cash interest expense related to the amortization of the debt discount and amortization of debt issuance costs to be $2.0 million.

Income Tax Expense

For the third quarter of 2014, we recognized income tax expense from continuing operations of $7.1 million on income from continuing operations of $19.3 million. For the third quarter of 2013, we recognized income tax expense from continuing operations of $12.5 million on income from continuing operations of $29.7 million. Our effective tax rate for the third quarter of 2014 was 36.8% compared with 42.2% for the same period last year. The effective tax rate for the three months ended September 30, 2014 was lower than the statutory rate, inclusive of state income taxes, primarily due to the favorable settlement of the IRS audit for years 2009, 2010, and 2011. The effective tax rate for the three months ended September 30, 2013 was higher than the statutory rate, inclusive of state income taxes, primarily due to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of certain credits and deductions.

Net Income from Continuing Operations

Net income from continuing operations was $12.2 million for the three months ended September 30, 2014, compared to net income from continuing operations of $17.2 million for the same period last year. The $4.9 million decrease in net income from continuing operations was primarily due to the decrease in operating income, partially offset by the decrease in income tax expense, as discussed above. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the third quarter of 2014 was $0.53 compared to $0.75 for the third quarter of 2013.

EBITDA and Adjusted EBITDA

EBITDA decreased $7.9 million to $28.8 million for the three months ended September 30, 2014, from $36.8 million for the three months ended September 30, 2013. Adjusted EBITDA decreased $2.6 million to $28.9 million in the third quarter of 2014 from $31.5 million in the third quarter of 2013. The decrease in EBITDA was primarily due to the decrease in the litigation gain and the decrease in segment operating income, as discussed below in Segment Results, while the decrease in Adjusted EBITDA was primarily due to the decrease in segment operating income.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations decreased $0.6 million to $14.2 million in the third quarter of 2014 compared to $14.8 million in the third quarter of 2013. The decrease was primarily attributable to the decrease in segment operating income.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $10.9 million, or 12.5%, to $97.8 million for the third quarter of 2014 from $87.0 million for the third quarter of 2013. Revenues for the third quarter of 2014 included $7.6 million from Vonlay, a business that we acquired in the second quarter of 2014. During the three months ended September 30, 2014, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 7.9%, 66.9%, 19.6%, and 5.6% of this segment’s revenues, respectively, compared to 1.6%, 67.1%, 25.9%, and 5.4%, respectively, for the comparable period in 2013.

Of the overall $10.9 million increase in revenues, $10.0 million was attributable to our full-time billable consultants and $0.9 million was attributable to our full-time equivalents. The increase in demand for our services reflected the continued pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected an increase in the average number of full-time billable consultants, partially offset by a decrease in the consultant utilization rate. Performance-based fee revenue was $19.2 million during the third quarter of 2014 compared to $22.5 million during the third quarter of 2013. We expect performance-based fees to be greater in the first half of 2014 than in the second half of 2014. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria. With regard to our full-time equivalents, the Huron Healthcare segment experienced an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the third quarter of 2014 compared to the same period last year.

Operating Income

Huron Healthcare segment operating income decreased $3.0 million, or 9.9%, to $27.7 million in the three months ended September 30, 2014, from $30.8 million in the three months ended September 30, 2013. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 28.3% for the third quarter of 2014 from 35.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses and bonus expense for our revenue-generating professionals as a percentage of revenues, as well as an increase in intangible asset amortization expense as a percentage of revenues.

Huron Legal

Revenues

Huron Legal segment revenues increased $0.9 million, or 2.0%, to $46.1 million for the third quarter of 2014 from $45.3 million for the third quarter of 2013. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 92.3%, 2.8%, and 4.9% of this segment’s revenues, respectively, during the three months ended September 30, 2014. During the comparable period in 2013, revenues from time-and-expense engagements, fixed-fee engagements, and support and maintenance arrangements represented 95.9%, 3.4%, and 0.7% of this segment’s revenues, respectively.

Of the overall $0.9 million increase in revenues, $1.5 million was attributable to an increase in revenue generated by our full-time equivalents, partially offset by a $0.6 million decrease in revenue generated by our full-time billable consultants. The increase in revenue attributable to our full-time equivalents was the result of an increase in the average number of full-time equivalents. The decrease in full-time billable consultant revenue reflected a decrease in the average number of full-time billable consultants, partially offset by an increase in the average billing rate and consultant utilization rate.

Operating Income

Huron Legal segment operating income decreased by $4.2 million, or 27.7%, to $10.9 million in the three months ended September 30, 2014, from $15.1 million in the three months ended September 30, 2013. Segment operating margin decreased to 23.7% for the third quarter of 2014 from 33.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in contractor expense and bonus expense for our revenue-generating professionals as percentages of revenues. Increases, as a percentage of revenues, in bonus expense for our support personnel and promotion and sponsorship expenses also contributed to the decrease in operating margin. These decreases in operating margin were partially offset by a decrease in salaries and related expenses for our revenue-generating professionals.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased $1.7 million, or 4.9%, to $36.5 million for the third quarter of 2014 from $34.8 million for the third quarter of 2013. Revenues for the third quarter of 2014 included $3.5 million from The Frankel Group Associates, a business that we acquired in the first quarter of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 71.3%, 23.9%, and 4.8% of this segment’s revenues, respectively, during the three months ended September 30, 2014, compared to 84.3%, 11.6%, and 4.1%, respectively, for the comparable period in 2013.

Of the overall $1.7 million increase in revenues, $3.4 million was attributable to an increase in revenue generated by our full-time billable consultants, partially offset by a $1.7 million decrease in revenue generated by our full-time equivalents. The increase in revenue from our full-time billable consultants primarily reflected increases in the consultant utilization rate and average billing rate, partially offset by a decrease in the average number of full-time billable consultants. The decrease in revenue from our full-time equivalents was driven by a decrease in both revenue per full-time equivalent and the average number of full-time equivalents.

Operating Income

Huron Education and Life Sciences segment operating income increased $1.7 million, or 21.7%, to $9.5 million in the three months ended September 30, 2014, from $7.8 million in the three months ended September 30, 2013. The Huron Education and Life Sciences segment operating margin increased to 25.9% for the third quarter of 2014 from 22.3% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in contractor expense, practice administration and meetings expense, and severance expense, as well as a decrease in salaries and related expenses for our revenue-generating professionals as a percentage of revenues. These increases to the operating margin were partially offset by an increase in bonus expense for our revenue-generating professionals.

Huron Business Advisory

Revenues

Huron Business Advisory segment revenues increased $9.9 million, or 137.3%, to $17.1 million for the third quarter of 2014 from $7.2 million for the third quarter of 2013. Revenues for the third quarter of 2014 included $7.7 million from our EPM practice (formerly referred to as Blue Stone International, a business that we acquired during the fourth quarter of 2013). Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 68.8%, 15.6%, and 15.6% of this segment’s revenues, respectively, during the third quarter of 2014, compared to 71.4%, 22.0%, and 6.6%, respectively, for the comparable period in 2013. Performance-based fee revenue was $2.7 million during the third quarter of 2014, of which $2.5 million was generated by Huron Transaction Advisory LLC, our registered broker-dealer established in the first quarter of 2014. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.

Of the overall $9.9 million increase in revenues, $9.3 million was attributable to our full-time billable consultants and $0.6 million was related to our full-time equivalents. The increase in revenue from our full-time billable consultants was driven by an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate. The increase in revenue from our full-time equivalents was the result of an increase in the average number of full-time equivalents.

Operating Income

Huron Business Advisory segment operating income increased by $3.7 million to $4.4 million in the three months ended September 30, 2014, compared to $0.7 million in the three months ended September 30, 2013. Segment operating margin increased to 25.7% for the third quarter of 2014 from 9.2% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries, bonuses, and related expenses for our revenue-generating professionals and support personnel, as well as a decrease in severance expense, partially offset by increases in contractor expense, practice administration and meetings expense, and promotion and sponsorship expense as percentages of revenues.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Revenues increased $109.0 million, or 21.4%, to $618.2 million for the first nine months of 2014 from $509.2 million for the first nine months of 2013. Revenues for the first nine months of 2014 included $44.9 million from businesses that we acquired subsequent to the third quarter of 2013.

Of the overall $109.0 million increase in revenues, $86.4 million was attributable to our full-time billable consultants, while $22.6 million was attributable to our full-time equivalents. The increase in full-time billable consultant revenues was driven by an increase in the average number of billable consultants and average billing rate, partially offset by a decrease in the consultant utilization rate. The increase in revenue from full-time billable consultants during the first nine months of 2014 primarily reflected strengthened demand for our services in the Huron Healthcare and Huron Business Advisory segments when compared to the first nine months of 2013. The increase in full-time equivalent revenue was primarily attributable to an increase in the average number of full-time equivalents, as well as an increase in revenue per full-time equivalent. Revenue attributable to full-time equivalents primarily reflected increased demand for our discovery services in the Huron Legal segment, as well as increased use of contractors in the Huron Healthcare segment, partially offset by a decreased use of contractors in the Huron Education and Life Sciences segment.

Total Direct Costs

Our total direct costs increased $64.3 million, or 20.3%, to $381.4 million in the nine months ended September 30, 2014, from $317.1 million in the nine months ended September 30, 2013. The increase primarily related to a $39.8 million increase in salaries and related expenses for our revenue-generating professionals, an $11.5 million increase in bonus expense for our revenue-generating professionals, an $11.5 million increase in contractor expense, and a $1.6 million increase in amortization expense for intangible assets and software development costs, partially offset by a $0.6 million decrease in technology expense. As a percentage of revenues, our total direct costs decreased to 61.7% during the first nine months of 2014 compared to 62.3% during the first nine months of 2013. This decrease primarily reflected revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals during the first nine months of 2014, as well as the decrease in technology expense during the period, partially offset by increases in contractor expense and bonus expense for our revenue-generating professionals as percentages of revenues during 2014.

Total direct costs for the nine months ended September 30, 2014 included $11.7 million of share-based compensation expense and $3.6 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations. Total direct costs for the nine months ended September 30, 2013 included $9.7 million of share-based compensation expense and $2.0 million of amortization expense for intangible assets and software development costs. The increase in share-based compensation expense was primarily attributable to an increase in the amount of restricted stock awards granted to employees in the first nine months of 2014 and an increase in the number of performance-based awards that are expected, as of September 30, 2014, to be earned in 2014 based on 2014 performance, compared to those that were expected, as of September 30, 2013, to be earned based on 2013 performance. The increase in amortization expense was primarily related to the amortization of intangible assets from businesses acquired during the fourth quarter of 2013 and the first half of 2014, as well as an increase in amortization expense for certain software development costs.

Operating Expenses and Other Operating Gains

Selling, general and administrative expenses increased $19.8 million, or 19.8%, to $120.1 million in the first three quarters of 2014 from $100.3 million in the first three quarters of 2013. This increase was primarily related to a $7.3 million increase in salaries and related expenses for our support personnel, a $5.9 million increase in bonus expense, a $2.9 million increase in promotion and sponsorship expenses, a $1.3 million increase in facilities and other office related expenses, a $0.9 million increase in outside professional service expenses, and a $0.8 million increase in practice administration and meetings expense, partially offset by a $0.8 million decrease in severance expense. As a percentage of revenues, selling, general and administrative expenses decreased to 19.4% during the first three quarters of 2014 compared to 19.7% during the first three quarters of 2013. This decrease primarily reflected revenue growth that outpaced the increases in salaries and related expenses for our support personnel and facilities and other office related expenses, as well as the decrease in severance expense, partially offset by an increase in bonus expense as a percentage of revenues.

Restructuring charges for the nine months ended September 30, 2014 totaled $1.4 million, primarily consisting of a $1.2 million pretax charge related to the consolidation of office spaces in Chicago, New York, and London. Of the total $1.2 million charge, $0.8 million related to the accrual of our remaining lease obligations at vacated spaces, net of estimated sublease income, and $0.4 million related to accelerated depreciation of assets disposed of as a result of the space consolidation. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014. Also included in the total $1.4 million restructuring charge is a $0.1 million pretax charge related to workforce reductions in our London office to better align our resources with market demand in our Huron Legal segment. Restructuring charges for the nine months ended September 30, 2013 totaled $0.6 million, primarily relating to the consolidation of office space in the Washington, D.C. area that was acquired in the AdamsGrayson acquisition in 2012.

During the nine months ended September 30, 2014, we recorded remeasurement gains totaling $0.6 million related to the contingent consideration liability incurred in connection with a business acquisition. The initial acquisition date fair value of this liability was $0.6 million. During the second quarter of 2014, we determined that the fair value of our contingent consideration liability had decreased and, as a result, recorded a $0.4 million remeasurement gain. In the third quarter of 2014, we determined that the likelihood of payout of the contingent consideration liability was remote and reduced the fair value of the liability to zero. As a result, we recorded a $0.2 million remeasurement gain to write off the remaining balance of the liability. There was no remeasurement gain or loss for the comparable period last year.

We recorded litigation settlement gains of $6.5 million for the nine months ended September 30, 2013. During the third quarter of 2013, we reached a settlement agreement to resolve a lawsuit brought by Huron, resulting in a gain of $5.3 million during that period. During the second quarter of 2012, we conducted preliminary settlement discussions with the relator in the qui tam action discussed in “Legal Proceedings” and in Note 12 “Commitments, Contingencies and Guarantees,” and as a result, we recorded a charge of $1.2 million, in accordance with Accounting Standards Codification (“ASC”) 450, Contingencies. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, during the first quarter of 2013, we reversed the charge of $1.2 million taken during 2012.

Depreciation and amortization expense increased by $4.0 million to $18.6 million in the nine months ended September 30, 2014, from $14.6 million in the nine months ended September 30, 2013. The increase primarily related to the amortization of intangible assets from businesses acquired during the fourth quarter of 2013 and first half of 2014, as well as the depreciation of network equipment and leasehold improvements that were placed into service during the second half of 2013 and first half of 2014. Intangible asset amortization included within operating expenses relates to certain customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our acquisitions.

Operating Income

Operating income increased $14.1 million, or 17.0%, to $97.1 million in the first nine months of 2014 from $83.0 million in the first nine months of 2013. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 15.7% in the nine months ended September 30, 2014, compared to 16.3% in the nine months ended September 30, 2013. The decrease in operating margin was primarily attributable to the decrease in litigation and other gains, as well as increases, as a percentage of revenue, in bonus expense for both our revenue-generating professional and support personnel and contractor expense during the first nine months of 2014 compared to the same period last year. These operating margin decreases were partially offset by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and support personnel, as well as decreases in technology expense and severance expense.

Other Expense, Net

Total other expense, net decreased by $0.6 million to $4.6 million in the first nine months of 2014 from $5.1 million in the first nine months of 2013. Interest expense, net of interest income decreased by $0.3 million, primarily resulting from a decrease in our borrowing levels under our senior secured credit facility, partially offset by interest expense recorded for our Convertible Notes issued in September 2014. For the month of September 2014, the interest expense related to the coupon of the Convertible Notes was $0.2 million and the non-cash interest expense related to the amortization of the debt discount and amortization of debt issuance costs totaled $0.5 million. For the full year 2014, we expect interest expense related to the coupon of the Convertible Notes to be $1.0 million and non-cash interest expense related to the amortization of the debt discount and amortization of debt issuance costs to be $2.5 million.

Income Tax Expense

For the first nine months of 2014, we recognized income tax expense from continuing operations of $26.3 million on income from continuing operations of $92.6 million. For the first nine months of 2013, we recognized income tax expense from continuing operations of $33.5 million on income from continuing operations of $77.9 million. Our effective tax rate for the first nine months of 2014 was 28.4% compared with 43.1% for the same period last year. The effective tax rate for the nine months ended

September 30, 2014 was lower than the statutory rate, inclusive of state income taxes, primarily due to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million. This recognized benefit was partially offset by $1.2 million in expenses related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election. The effective tax rate for the nine months ended September 30, 2013 was higher than the statutory rate, inclusive of state income taxes, primarily due to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of certain credits and deductions.

Net Income from Continuing Operations

Net income from continuing operations was $66.3 million for the nine months ended September 30, 2014, compared to net income from continuing operations of $44.3 million for the same period last year. The $21.9 million increase in net income from continuing operations was primarily due to the increase in operating income, as well as the decrease in income tax expense, as discussed above. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first nine months of 2014 was $2.87 compared to $1.95 for the first nine months of 2013.

EBITDA and Adjusted EBITDA

EBITDA increased $19.7 million to $119.4 million for the nine months ended September 30, 2014, from $99.6 million for the nine months ended September 30, 2013. Adjusted EBITDA increased $26.4 million to $120.2 million in the first nine months of 2014 from $93.8 million in the first nine months of 2013. The increase in EBITDA was primarily due to the increase in segment operating income, as discussed below in Segment Results, partially offset by the decrease in litigation gains and an increase in corporate expenses, while the increase in Adjusted EBITDA was primarily due to the increase in segment operating income, partially offset by an increase in corporate expenses.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations increased $18.3 million to $61.7 million in the first nine months of 2014 compared to $43.4 million in the first nine months of 2013. The increase was primarily attributable to the increase in operating income, partially offset by a higher tax expense when excluding the tax benefit related to our “check-the-box” election.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $61.7 million, or 25.2%, to $306.3 million for the first nine months of 2014 from $244.6 million for the first nine months of 2013. Revenues for the first nine months of 2014 included $12.7 million from Vonlay, a business that we acquired in the second quarter of 2014. During the nine months ended September 30, 2014, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 5.1%, 67.3%, 22.8%, and 4.8% of this segment’s revenues, respectively, compared to 1.6%, 69.2%, 24.1%, and 5.1%, respectively, for the comparable period in 2013.

Of the overall $61.7 million increase in revenues, $59.6 million was attributable to our full-time billable consultants and $2.1 million was attributable to our full-time equivalents. The increase in demand for our services reflected the continued pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected increases in average number of full-time billable consultants and the average billing rate, partially offset by a decrease in the consultant utilization rate. Performance-based fee revenue was $69.9 million during the first nine months of 2014 compared to $59.0 million during the first nine months of 2013. We expect performance-based fees to be greater in the first half of 2014 than in the second half of 2014. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria. With regard to our full-time equivalents, the Huron Healthcare segment experienced increases in both the average number of full-time equivalents and revenue per full-time equivalent during the first nine months of 2014 compared to the same period last year.

Operating Income

Huron Healthcare segment operating income increased $26.0 million, or 28.4%, to $117.4 million in the nine months ended September 30, 2014, from $91.4 million in the nine months ended September 30, 2013. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 38.3% for the first nine months of 2014 from 37.4% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, partially offset by an increase in bonus expense for our revenue-generating professionals as a percentage of revenues.

Huron Legal

Revenues

Huron Legal segment revenues increased $23.1 million, or 17.6%, to $154.4 million for the first nine months of 2014 from $131.3 million for the first nine months of 2013. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 95.9%, 2.5%, 1.5%, and 0.1% of this segment’s revenues, respectively, during the nine months ended September 30, 2014. During the comparable period in 2013, revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 95.3%, 4.2%, and 0.5% of this segment’s revenues, respectively.

Of the overall $23.1 million increase in revenues, $20.9 million was attributable to an increase in revenue generated by our full-time equivalents and $2.2 million was related to our full-time billable consultants. The increase in revenue attributable to our full-time equivalents was the result of an increase in both the average number of full-time equivalents and revenue per full-time equivalent. The increase in full-time billable consultant revenue reflected increases in the consultant utilization rate and average billing rate, partially offset by a decrease in the average number of full-time billable consultants.

Operating Income

Huron Legal segment operating income increased by $10.4 million, or 35.9%, to $39.2 million in the nine months ended September 30, 2014, from $28.9 million in the nine months ended September 30, 2013. Segment operating margin increased to 25.4% for the first nine months of 2014 from 22.0% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in salaries and related expenses for our revenue-generating professionals. Decreases in technology expense, rent and utility expense for our document review centers, restructuring expense, and severance expense also contributed to the increase in operating margin, partially offset by increases in contractor expense and bonus expense for our revenue-generating professionals and support personnel as percentages of revenues.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased slightly to $107.8 million for the first nine months of 2014 from $107.7 million for the first nine months of 2013. Revenues for the first nine months of 2014 included $10.6 million from The Frankel Group Associates, a business that we acquired in the first quarter of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 71.2%, 24.3%, and 4.5% of this segment’s revenues, respectively, during the first nine months of 2014, compared to 81.1%, 15.0%, and 3.9%, respectively, for the first nine months of 2013.

Of the overall $0.2 million increase in revenues, $2.2 million was attributable to an increase in revenue generated by our full-time billable consultants, which was mostly offset by a $2.0 million decrease in revenue generated by our full-time equivalents. The increase in revenue from our full-time billable consultants reflected an increase in consultant utilization rate and average billing rate, partially offset by a decrease in the average number of full-time billable consultants. The decrease in revenue attributable to our full-time equivalents reflected decreases in both revenue per full-time equivalent and the average number of full-time equivalents.

Operating Income

Huron Education and Life Sciences segment operating income decreased $1.1 million, or 4.0%, to $27.5 million for the nine months ended September 30, 2014, from $28.7 million for the nine months ended September 30, 2013. The Huron Education and Life Sciences segment operating margin decreased to 25.5% for the first nine months of 2014 from 26.6% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for both our revenue-generating professionals and support personnel as a percentage of revenues, as well as an increase in promotion and sponsorship expenses as a percentage of revenues, partially offset by decreases in contractor expense and practice administration and meetings expense.

Huron Business Advisory

Revenues

Huron Business Advisory segment revenues increased $22.0 million, or 87.9%, to $47.1 million for the first nine months of 2014 from $25.1 million for the first nine months of 2013. Revenues for the first nine months of 2014 included $21.6 million from our EPM practice (formerly referred to as Blue Stone International, a business that we acquired during the fourth quarter of 2013). Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 78.8%, 14.1%, and 7.1% of this segment’s revenues, respectively, during the first nine months of 2014, compared to 77.1%, 19.0%, and 3.9%, respectively, for the comparable period in 2013. Performance-based fee revenue was $3.3 million during the first nine months of 2014, of which $2.5 million was generated by Huron Transaction Advisory LLC, our registered broker-dealer established in the first quarter of 2014. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.

Of the overall $22.0 million increase in revenues, $20.8 million was attributable to our full-time billable consultants and $1.2 million was related to our full-time equivalents. The increase in revenue from our full-time billable consultants was driven by an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate. The increase in revenue attributable to our full-time equivalents reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent.

Operating Income

Huron Business Advisory segment operating income increased by $4.1 million, or 51.1%, to $12.1 million in the nine months ended September 30, 2014, compared to $8.0 million in the nine months ended September 30, 2013. Segment operating margin decreased to 25.7% for the first nine months of 2014 from 31.9% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals and contractor expenses as percentages of revenues. Increases in promotion and sponsorship expense, intangible asset amortization expense, and practice administration and meetings expense, all as percentages of revenues, also contributed to the decrease in the segment’s operating margin, partially offset by a decrease in bonus expense for our revenue-generating professionals as a percentage of revenues and a decrease in severance expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $167.8 million, from $58.1 million at December 31, 2013 to $225.9 million at September 30, 2014. As of September 30, 2014, our primary sources of liquidity are cash, cash flows from our U.S. operations, and debt capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2014	2013
Net cash provided by operating activities	$92,121	$47,762
Net cash used in investing activities	$(81,700)	$(18,291)
Net cash provided by (used in) financing activities	$157,382	$(23,829)

Operating Activities

Net cash provided by operating activities totaled $92.1 million for the nine months ended September 30, 2014, and $47.8 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and benefits to employees affect these account balances. The increase in cash provided by operations was primarily attributable to higher net income and increased collections of receivables from clients during the first nine months of 2014 when compared with the first nine months of 2013, partially offset by an increase in the amount paid for annual performance bonuses during the first quarter of 2014 and an increase in unbilled services from clients during the first nine months of 2014 when compared with the first nine months of 2013.

Investing Activities

Net cash used in investing activities was $81.7 million for the nine months ended September 30, 2014, and $18.3 million for the same period last year. The use of cash in the first nine months of 2014 primarily consisted of $51.7 million for purchases of businesses, $16.7 million for purchases of property and equipment, and $12.5 million for the purchase of a convertible debt investment. The use of cash in the first nine months of 2013 primarily consisted of purchases of property and equipment totaling $16.4 million.

We estimate that the cash utilized for purchases of property and equipment in 2014 will be approximately $30.0 million, primarily consisting of information technology related equipment and leasehold improvements to support the continued growth of our document review and processing services, as well as information technology related equipment to support our corporate infrastructure.

Financing Activities

Net cash provided by financing activities was $157.4 million for the nine months ended September 30, 2014, compared to net cash used in financing activities of $23.8 million for the same period last year. In September 2014, we issued $250 million principal amount of the Convertible Notes, which provided proceeds of $242.7 million, net of issuance costs. In connection with the issuance of the Convertible Notes, we paid $42.1 million for the convertible note hedge transactions and received $23.6 million for the sale of warrants. Borrowings made under our credit facility to fund operations during the first nine months of 2014 totaled $129.0 million, with repayments during the period totaling $147.8 million. During the first nine months of 2014, we repurchased and retired $45.1 million of our common stock under the February 2014 Share Repurchase Program. Under this program, which was authorized by the Company’s board of directors in February 2014, the Company may, from time to time, repurchase up to $50 million of its common stock through February 28, 2015. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of the Company’s common stock, general market and business conditions, and applicable legal requirements. As of September 30, 2014, $4.9 million remained available for share repurchases under the February 2014 Share Repurchase Program. In October 2014, we completed the February 2014 Share Repurchase Program.

In October 2014, our board of directors authorized an additional share repurchase program pursuant to which the Company may, from time to time, repurchase up to $50 million of its common stock through October 31, 2015. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of the Company’s common stock, general market and business conditions, and applicable legal requirements.

Borrowings made under our credit facility during the first nine months of 2013 totaled $83.5 million, with repayments totaling $101.0 million.

Financing Arrangements

At September 30, 2014, we had $250 million principal amount of our 1.25% convertible senior notes outstanding and $150 million outstanding under our term loan, as discussed below.

1.25% Convertible Senior Notes

In September 2014, we issued $250 million principal amount of the Convertible Notes in a private offering. The Convertible Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 1 and October 1 of each year at an annual rate of 1.25%. The Convertible Notes will mature on October 1, 2019, unless earlier repurchased by the Company or converted in accordance with their terms.

Upon conversion, the Convertible Notes will be settled, at our election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. Our current intent and policy is to settle conversions with a combination of cash and shares of common stock with the principal amount of the Convertible Notes paid in cash, in accordance with the settlement provisions of the Indenture.

The initial conversion rate for the Convertible Notes is 12.5170 shares of our common stock per $1,000 principal amount of the Convertible Notes, which is equal to an initial conversion price of approximately $79.89 per share of our common stock.

In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions are intended to reduce the potential future economic dilution associated with the conversion of the Convertible Notes and, combined with the warrants, effectively raise the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share.

For further information see Note 6 “Financing Arrangements” within the notes to the consolidated financial statements.

Senior Secured Credit Facility

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement, as amended, with various financial institutions (as amended and modified, the “2011 Credit Agreement”).

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

The principal balance of the Term Loan is subject to scheduled quarterly principal payments. As of September 30, 2014, the quarterly principal payments are $6.3 million and increase to $7.5 million beginning June 30, 2015 until the maturity date of September 25, 2018, at which time a final payment of $40 million, plus any accrued and unpaid interest, will be due, as set forth in the 2011 Credit Agreement. Any outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on September 25, 2018.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances.

The borrowing capacity under the 2011 Credit Agreement is reduced by any outstanding letters of credit and payments under the Term Loan. At September 30, 2014, outstanding letters of credit totaled $5.1 million and are primarily used as security deposits for our office facilities. As of September 30, 2014, the unused borrowing capacity under the 2011 Credit Agreement was $242.4 million. Borrowings outstanding under this credit facility at September 30, 2014 totaled $150.0 million. These borrowings carried a weighted average interest rate of 2.0%, including the effect of the interest rate swaps described in Note 8 “Derivative Instruments and Hedging Activity.” During the first nine months of 2014, the average daily outstanding balance under our credit facility was $170.3 million. Borrowings outstanding at December 31, 2013 were $168.8 million and carried a weighted average interest rate of 2.0%.

For further information see Note 6 “Financing Arrangements” within the notes to the consolidated financial statements.

Future Needs

Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. We believe our internally generated liquidity, together with our available cash, the borrowing capacity available under our revolving credit facility, and access to external capital resources will be adequate to fund our long-term growth and capital needs arising from cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.

CONTRACTUAL OBLIGATIONS

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

In September 2014 we issued the Convertible Notes described above. We are not required to make principal payments under the Convertible Notes prior to maturity. If the Convertible Notes are not converted to shares of our common stock prior to their maturity date, we are required to repay the $250 million in principal on October 1, 2019. We are also required to make interest payments on a semi-annual basis at the annual rate of 1.25%.

There have been no other material changes in our contractual obligations since December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related footnote disclosures. The guidance will be effective for the Company for the fiscal year ending December 31, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. This guidance is effective for the Company beginning in the first quarter of 2016, with early adoption permitted. The amendments of ASU 2014-12 may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying the amendments as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company beginning in the first quarter of 2017 and is to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the potential effect of adopting this guidance on our consolidated financial statements, as well as the transition methods.

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

SUBSEQUENT EVENTS

Effective October 1, 2014, we completed our acquisition of Threshold Consulting, Inc., a provider of cloud-based Software as a Service (SaaS) applications, data warehousing and business intelligence (BI) solutions, as well as customer relationship management (CRM) consulting services. The results of operations of Threshold will be included within the Huron Business Advisory segment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Market Risk and Interest Rate Risk

The value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The remaining carrying value of our Convertible Notes was $211.1 million as of September 31, 2014, which represents the liability component of the $250 million principal balance. The total estimated fair value of our Convertible Notes at September 30, 2014 was $241.6 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the third quarter of 2014, which was $96.625 per $100 principal amount.

Concurrent with the issuance of the Convertible Notes, we entered into separate convertible note hedge and warrant transactions. The convertible note hedge transactions are intended to reduce the potential future economic dilution associated with the conversion of the Convertible Notes and, combined with the warrants, to increase the initial conversion price to approximately $97.12 per share. Under the convertible note hedge transactions, we have the option to purchase a total of approximately 3.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the Convertible Notes in full, at a price of approximately $79.89, which corresponds to the initial conversion price of the Convertible Notes, subject to customary anti-dilution adjustments substantially similar to those in the Convertible Notes. Under the warrant transactions, the holders of the warrants have the option to purchase a total of approximately 3.1 million shares of our common stock at a price of approximately $97.12. If the average market value per share of our common stock for the reporting period exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share.

We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At September 30, 2014, we had borrowings outstanding under the credit facility totaling $150.0 million that carried a weighted average interest rate of 2.0% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $0.3 million effect on our pretax income including the effect of the interest rate swaps.

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

Including the impact of the above swap agreements, the effective interest rate on $120.0 million of our variable-rate debt, which equals the notional amount of the swap agreements in effect at September 30, 2014, was 2.2%.

We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available for sale security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of September 30, 2014, the fair value of the investment was $12.8 million, with a total cost basis of $12.5 million.

From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Qui Tam Action

On December 9, 2009, plaintiff, Associates Against Outlier Fraud, filed a first amended qui tam complaint against Huron Consulting Group Inc. and others under the federal and New York state False Claims Act (“FCA”) in the United States District Court for the Southern District of New York. The federal and state FCA authorize private individuals (known as “relators”) to sue on behalf of the government (known as “qui tam” actions) alleging that false or fraudulent claims were knowingly submitted to the government. Once a qui tam action is filed, the government may elect to intervene in the action. If the government declines to intervene, the relator may proceed with the action. Under the federal and state FCA, the government may recover treble damages and civil penalties (civil penalties of up to $11,000 per violation under the federal FCA and $12,000 per violation under the state FCA). On January 6, 2010, the United States declined to intervene in the lawsuit. After the Court granted Huron’s motion to dismiss without prejudice, on September 29, 2010, the relator filed a second amended complaint alleging that Huron and others caused St. Vincent Catholic Medical Center to receive more than $30 million in inflated outlier payments under the Medicare and Medicaid programs in violation of the federal and state FCA and seeking to recover an unspecified amount of civil penalties. On March 8, 2013, the Court granted Huron’s motion for summary judgment and dismissed the relator’s second amended complaint in its entirety with prejudice. As a result, we reversed the charge of $1.2 million relating to settlement discussions which we recorded in the second quarter of 2012, in accordance with ASC 450, Contingencies. The relator filed an appeal on April 2, 2013. On April 8, 2013, Huron filed an appeal of an earlier denial of a motion to dismiss filed by Huron which argued that the relator’s action was barred because, under the FCA jurisdictional bar, the action was based on publicly disclosed information and the relator cannot qualify as an original source. On May 22, 2014, the United States Court of Appeals for the Second Circuit upheld the lower court’s decision, which granted summary judgment to Huron. The relator did not file a petition for writ of certiorari with the United States Supreme Court, and therefore the litigation is concluded.

Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)

On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi Court of First Instance. The lawsuit alleges that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants allege they are entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response states that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. On December 17, 2013, the Abu Dhabi court ruled in Huron’s favor on all claims and held that Huron permissibly terminated the contract with Tamalluk and Huron does not owe Tamalluk any compensation related to Tamalluk’s claims. In addition, the court terminated the Local Sponsorship Agreement as requested by Huron in its counterclaim. Tamalluk appealed the decision, and on March 18, 2014, the appellate court upheld the decision in Huron’s favor. Tamalluk filed an appeal on May 18, 2014 to the Court of Cassation, which is the highest court in Abu Dhabi. On October 21, 2014, the Court of Cassation referred the case back to the appellate court for consideration of Claimants’ allegations relating to damage to reputation and defamation, which the appellate court had not previously addressed. The Court of Cassation ruled in Huron’s favor on the other claims and on Huron’s counterclaim. We continue to believe that the remaining claims are without merit and intend to vigorously defend ourselves in this matter.

Physiotherapy Associates

In 2011, Huron was engaged to design and implement new processes, software, tools, and techniques to assist Physiotherapy Associates, Inc. (“PA”) in reducing older accounts receivable levels and optimizing cash flow. The engagement agreement specifically provides that Huron will not be auditing financial statements and that Huron’s services are not designed, and should not be relied on, to disclose weaknesses in internal controls, financial statement errors, irregularities, illegal acts, or disclosure deficiencies.

In November 2013, Physiotherapy Holdings, Inc., and certain subsidiaries and affiliates (including PA) filed a voluntary petition for bankruptcy pursuant to Chapter 11 of the Bankruptcy Code, which resulted in part from claims related to an alleged overstatement of PA’s revenues and profitability in connection with the sale of PA in 2012. The Joint Prepackaged Plan of Reorganization (the “Plan”), which was confirmed by the Bankruptcy Court in December 2013, establishes and funds a Litigation Trust to pursue certain claims on behalf of certain beneficiaries. The Plan discloses a lengthy list of potential defendants and witnesses regarding these claims, including but not limited to the debtors’ officers, directors, certain employees, former owners, investment bankers, auditors, and various consultants. This list of potential defendants and witnesses includes Huron, as well as three of Huron’s current or former employees.

The Plan suggests that Huron, among others, was involved in “actively marketing PA” for sale and provided opinions to unnamed parties “defending the quality of PA’s earnings.” The Plan further states that the damages to be sought by the Litigation Trust will exceed $300 million. The Litigation Trust has not specified against which potential defendants it will bring claims, if any. We believe the Litigation Trust’s allegations with respect to Huron are without merit and will vigorously defend ourselves should any claim arising out of these alleged facts and circumstances be asserted against us by the Litigation Trust.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any other litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

ITEM 1A.	RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 26, 2014.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable–rate debt, and adversely affect our financial results.

At September 30, 2014, we had outstanding indebtedness totaling $361.1 million, including $250 million principal amount of our 1.25% convertible senior notes. Our ability to make scheduled payments of the principal of, to pay interest on, make payments upon conversion or to refinance our indebtedness, depends on our future performance. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our current indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•	expose us to the risk of increased interest rates because some of our borrowings are at variable interest rates;

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our ability to obtain additional financing and flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors who have less debt or have better access to capital resources; and

•	require us to dedicate a larger portion of our cash from operations to service our indebtedness and thus reduce the level of cash for other purposes such as funding working capital, strategic acquisitions, capital expenditures, and other general corporate purposes.

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

The accounting method for convertible debt securities that may be settled in cash, such as our convertible notes, could have a material effect on our reported financial results.

Under GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as our convertible notes, in a manner that reflects a company’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as an original issue discount for purposes of accounting for the debt component of the notes and that original issue discount is amortized into interest expense over the term of the notes using an effective yield method. As a result, over the term of our convertible notes, we will initially be required to record a greater amount of noncash interest expense. Accordingly, we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and our convertible notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our convertible notes.

Under certain circumstances, the shares of common stock underlying convertible debt instruments (such as our convertible notes) that may be settled entirely or partially in cash are reflected in earnings per share utilizing the treasury stock method, the effect of which is that such shares of common stock are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount at the end of the reporting period. Under the treasury stock method, for diluted earnings per share purposes, our convertible notes are accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares of common stock, are issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares of common stock issuable upon conversion of our convertible notes, then our diluted earnings per share could be adversely affected.

In addition, if the conditional conversion feature of our convertible notes is triggered, even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all of the outstanding principal of our convertible notes as a current, rather than long-term, liability, which would result in a material reduction of our net working capital.

We may not have the ability to raise the funds necessary to pay the amount of cash due upon conversion of our convertible notes, if relevant, or the fundamental change repurchase price due when a holder submits its convertible notes for repurchase upon the occurrence of a fundamental change, and our debt may contain limitations on our ability to pay cash upon conversion or required repurchase of our convertible notes.

Upon the occurrence of a fundamental change as defined in the indenture governing our convertible notes, holders of our convertible notes may require us to repurchase, for cash, all or a portion of their convertible notes at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon conversion of our convertible notes, we will be required to make cash payments in respect of our convertible notes being converted, including if the conditional conversion feature of our convertible notes is triggered, unless we elect to deliver solely shares of our common stock to settle such conversion.

We may not have sufficient financial resources, or may be unable to arrange financing, to pay the fundamental change repurchase price if holders of our convertible notes submit their convertible notes for purchase by us upon the occurrence of a fundamental change or to pay the amount of cash (if any) due if holders of our convertible notes surrender their convertible notes for conversion. In addition, the occurrence of a fundamental change may cause an event of default under agreements governing our or our subsidiaries’ indebtedness. Agreements governing any of our future debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase our convertible notes or to pay cash (if any) due upon the conversion of our convertible notes may be limited by law or regulatory authorities. In addition, if we fail to repurchase our convertible notes or to pay the amount of cash (if any) due upon conversion of our convertible notes, we will be in default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which in turn may result in the acceleration of such other indebtedness we may then have outstanding. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to repurchase our convertible notes or to pay the amount of cash (if any) due upon conversion.

The fundamental change provisions associated with our convertible notes may delay or prevent an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights, which will allow holders of our convertible notes to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change, and the provisions requiring an increase to the conversion rate for conversions in connection with certain other circumstances may delay or prevent a takeover of us that might otherwise be beneficial to investors.

The convertible note hedge transactions and the warrant transactions may affect the value of our convertible notes and our common stock.

In connection with the pricing of our convertible notes, we entered into privately negotiated convertible note hedge transactions with affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities as hedge counterparties. The convertible note hedge transactions collectively cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie our convertible notes. We also entered into separate privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments.

We expect that the hedge counterparties and/or their affiliates may modify their hedge positions with respect to the convertible note hedge transactions and the warrant transactions from time to time by purchasing and/or selling shares of our common stock and/or our convertible notes in privately negotiated transactions and/or open market transactions or by entering into and/or unwinding various over-the-counter derivative transactions with respect to our common stock. This activity could also cause or prevent an increase or decrease in the market value of our common stock. In addition, the hedge counterparties and/or their affiliates may choose to engage in, or to discontinue engaging in, any of these transactions with or without notice at any time, and their decisions will be in their sole discretion and not within our control.

The hedge counterparties are financial institutions which will be subject to the risk that one or both of the hedge counterparties might default under their respective convertible note hedge transactions. Upon a default by any hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the hedge counterparties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2014, we reacquired 4,791 shares of common stock with a weighted average fair market value of $66.96 as a result of such tax withholdings.

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

The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2014 – July 31, 2014	3,237	$69.68	—	$40,460,749
August 1, 2014 – August 31, 2014	95,710	$62.58	94,690	$34,530,037
September 1, 2014 – September 30, 2014	473,634	$62.61	473,100	$4,908,377

Total	572,581	$62.64	567,790

(1)	The number of shares repurchased includes 3,237 shares in July 2014, 1,020 shares in August 2014, and 534 shares in September 2014 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the February 2014 Share Repurchase Program.
(2)	As of the end of the period. In October 2014, we purchased 79,752 shares for a total cost of $4.9 million, completing the February 2014 Share Repurchase Program.

In October 2014, our board of directors authorized an additional share repurchase program pursuant to which the Company may, from time to time, repurchase up to $50 million of its common stock through October 31, 2015. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of the Company’s common stock, general market and business conditions, and applicable legal requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Filed herewith	Furnished herewith	Incorporated by Reference
	Exhibit Description			Form	Period Ending	Exhibit	Filing Date

4.1	Indenture (including Form of Note) with respect to the Company’s 1.25% Convertible Senior Notes due 2019, dated as of September 10, 2014, between Huron Consulting Group, Inc. and U.S. Bank National Association, as trustee.			8-K		10.1	9/16/14

10.1	Amendment No. 5 to the Credit Agreement, dated as of September 3, 2014, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	9/3/14

10.2	Purchase Agreement, dated as of September 4, 2014, between Huron Consulting Group Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Representatives of the several Initial Purchasers.			8-K		10.1	9/5/14

10.3	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.2	9/5/14

10.4	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.3	9/5/14

10.5	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.4	9/5/14

10.6	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.5	9/5/14

10.7	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.1	9/16/14

10.8	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.2	9/16/14

10.9	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.3	9/16/14

Exhibit Number		Filed herewith	Furnished herewith	Incorporated by Reference
	Exhibit Description			Form	Period Ending	Exhibit	Filing Date

10.10	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.4	9/16/14

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date: October 28, 2014	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer