Form 10-K
period 2014-12-31
Huron Consulting Group Inc.
filed 2015-02-24
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,632,800,000.

As of February 16, 2015, 22,899,317 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Annual Report on Form 10-K that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” These forward-looking statements reflect our current expectation about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, transform the enterprise, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress, and stimulate growth. Our professionals employ their expertise in finance, operations, strategy, analytics, and technology to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities, and law firms. We have worked with more than 450 health systems, hospitals, and academic medical centers; more than 400 corporate general counsel; and more than 400 universities and research institutions.

Huron was formed in March 2002 and commenced operations in May 2002. We were founded by a core group of experienced financial and operational consultants. In October 2004, we completed our initial public offering and became a publicly traded company. We have grown significantly since we commenced operations, increasing the number of our full-time employees from 249 as of May 31, 2002 to 2,870 as of December 31, 2014, through hiring and acquisitions of complementary businesses. Our acquisitions have included Vonlay, LLC in May 2014; The Frankel Group Associates LLC in January 2014; Blue Stone International in October 2013; Stockamp & Associates, Inc. in July 2008; Wellspring Partners, LLC in January 2007; and Glass & Associates, Inc. in January 2007.

We have hired experienced professionals from a variety of organizations, including the four largest public accounting firms, referred to as the Big Four, other consulting firms, and experienced professionals who are subject matter experts across the healthcare, education, legal, and financial industries. As of December 31, 2014, we had 133 client-serving managing directors. These individuals have an average of 26 years of business experience. We have a roster of project consultants and contractors who supplement our full-time client-serving employees on an as-needed basis.

Our headquarters are located in Chicago, Illinois, and we have other domestic and international offices, including those located in the following major metropolitan areas: Atlanta, Georgia; Boston, Massachusetts; Dallas, Texas; Houston, Texas; London, United Kingdom; Madison, Wisconsin; New York, New York; Portland, Oregon; Toronto, Canada; and Washington, D.C. We also have ten discovery centers located in Charlotte, North Carolina; Chicago, Illinois; Gurgaon, India; Houston, Texas; London, United Kingdom; Miramar, Florida; Morrisville, North Carolina; New York, New York; San Francisco, California; and Washington, D.C., totaling approximately 1,600 workstations.

OUR SERVICES

We provide our services through five operating segments: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Business Advisory and All Other. For the year ended December 31, 2014, we derived 51%, 23%, 18%, and 8% of our revenues from Huron Healthcare, Huron Legal, Huron Education and Life Sciences, and Huron Business Advisory, respectively.

For further financial information on our segment results, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 “Segment Information” within the notes to our consolidated financial statements.

Huron Healthcare

Our Huron Healthcare segment provides consulting services to national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and physician practices. We deliver solutions to enhance the ability of our clients to address challenges in the rapidly evolving healthcare environment and improve quality, increase revenue, reduce expenses, and enhance physician, patient, and employee satisfaction across the healthcare enterprise. Our people provide a depth of expertise across the healthcare industry, and our culture of collaboration extends to our client engagements, enabling teams to effectively implement successful client projects.

This segment’s primary service lines include:

—

Clinical solutions. Our Clinical solutions focus on optimizing clinical performance, minimizing unnecessary variation, improving quality and outcomes, and achieving successful physician alignment. We help clients improve clinical operations and resource management processes across inpatient, perioperative, emergency, and outpatient settings. Our Physician solutions, a specialized area of Clinical solutions, help clients make the most of their physician group in order to excel in an uncertain healthcare environment. By fully aligning goals and incentives, we help clients drive efficiency and quality across the clinical enterprise in order to obtain improved quality outcomes, reduced costs, and improved patient satisfaction.

—

Revenue solutions. Our Revenue solutions are designed to optimize performance and deliver sustainable revenue cycle improvement and a predictable revenue gain, while increasing patient, physician, and staff satisfaction. We work with our clients to improve clinical documentation so that it fully and accurately reflects the severity of illness, complexity of care, and resources consumed. Improved physician documentation results in greater coding specificity, improved case mix index, and appropriate reimbursement for utilized resources.

—

Expense solutions. Our Expense solutions provide a systematic and comprehensive approach to help clients reduce workforce expense by addressing such areas as productivity, benefits, and compensation practices, and lead management through a process designed to assess current workforce performance, identify improvement opportunities, and implement solutions. Huron’s approach to non-labor cost reductions goes beyond the standard supply chain focus to encompass clinical utilization and standardization as well as all purchased services expenses. We work through a results-oriented process to identify, assess, and implement improvements in an organization’s management of its human capital.

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

—

Technology solutions. Our Technology solutions help our clients optimize investments in clinical, financial and support systems, and integrate information with work flow to enable high performance organizations. We have expertise in implementing and optimizing Epic software, IT Strategy, and PeopleSoft technology, enabling our clients to remain at the forefront of IT innovation and efficiencies.

Huron Legal

Our Huron Legal segment provides advisory and business services to assist law departments of major global corporations and their associated law firms with cost and risk reduction, organizational design and development, and operational efficiency. These services add value to organizations by helping them enhance client service and reduce the amount spent on legal services. Our expertise focuses on strategic and management consulting, cost management, and information governance, including matter management, records management, contract management, document review, and discovery services. Included in this segment’s offerings is our Integrated Analytics solution, which is designed to deliver an innovative, comprehensive process resulting in more affordable and predictable discovery costs.

This segment’s primary service lines include:

—

Discovery Services. We work with corporations and law firms to provide solutions to enhance their discovery process management. We provide a full array of digital evidence and discovery services that include discovery process execution, electronic discovery services, computer forensics, data management, document processing, advanced analytics, and document review, in order to help the client reduce costs, coordinate matters and people, streamline processes, and reduce risks. With our Integrated Analytics offering, we provide a comprehensive e-discovery process with a high degree of accuracy, increased transparency, and a capped-cost pricing model. Our facilities, including a data analytics center and ten discovery centers, blend technology and an integrated process. We also help clients choose and implement technology solutions that improve law department operations, including litigation preparedness and litigation holds.

—

Law Department Management. Our legal advisory practice helps in-house law departments enhance the quality of legal services while reducing costs by more efficiently aligning strategy, people, processes, and technology. We provide strategic advice to help law departments improve their organizational design and business processes, and maximize their relationships with law firms and other vendors. We also help clients select, customize, and implement matter management systems and electronic billing systems that help law departments track and manage lawsuits and other legal matters.

—

Information Governance/Compliance. We work with corporations to provide a comprehensive approach to the design, development, and implementation of all aspects of enterprise-wide records and information management programs. Our approach takes into consideration information governance, enabling technologies and business process improvements. In addition, our contract management offering works to systematically and efficiently manage contract creation, execution, and analysis for the purpose of maximizing financial and operational performance and minimizing risk. Our contract creation application, K-CREATE™, gives organizations the power to create contracts faster, smarter and at far less expense.

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

—

Technology. Our technology professionals provide services in enterprise systems planning, design and implementation, enterprise performance management, business intelligence, IT strategy, and governance and research software products and implementation services. Huron is a Platinum level member of the Oracle PartnerNetwork (OPN) and a Workday Services Partner.

Huron Business Advisory

Our Huron Business Advisory segment provides services to the C-suite of middle market and large organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, creditors, owners, and other key constituents. Effective March 31, 2014, Enterprise Performance Management and Analytics became a reporting segment within Huron Business Advisory.

This segment’s primary service lines include:

—

Business Advisory. Our Business Advisory practice resolves complex business issues and enhances value through a suite of services including forensic investigations, transaction advisory, restructuring and turnaround, interim management, capital raising, operational improvement, and valuation. We assess the short-term and long-term prospects of potential acquisition targets and divestiture opportunities, improve operations or capital structures for businesses performing at less than optimal levels, and provide independent valuation and consulting services to assist clients in making informed decisions for transaction, tax, or litigation purposes. In April 2014, Huron announced the formation of Huron Transaction Advisory LLC, a broker-dealer, to provide broker-dealer, corporate finance and investment banking services to new and existing clients. Our senior-level team members have vast experience in a range of industries, with many serving as C-level executives who apply flexible staffing models to drive improvement at middle-market companies and larger businesses. Our professionals consist of certified public accountants, certified insolvency and restructuring advisors, certified turnaround professionals, MBAs, JDs, and chartered financial analysts as well as former chief restructuring officers, chief executive officers, chief financial officers, and professionals with significant board governance experience.

—

Enterprise Performance Management & Analytics. Our Enterprise Performance Management and Analytics practice delivers solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client experience. With expertise in full-service enterprise performance management (EPM), business analytics, customer relationship management (CRM), and big data professional services, Huron helps global clients across industries drive results and gain competitive advantage. Our comprehensive offerings include organizational improvements and software consulting leveraging both cloud and on-premise configurations. Huron is a Platinum level member of the Oracle PartnerNetwork (OPN) and a Silver level partner of the Salesforce.com partner network.

All Other

Our All Other segment consists of any line of business not managed by our other four operating segments. These businesses include our public sector consulting practice and our foreign healthcare and strategic consulting operations based in the Middle East.

OUR CLIENTS AND INDUSTRIES

We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities, and law firms. We have worked with more than 450 health systems, hospitals, and academic medical centers; more than 400 corporate general counsel; and more than 400 universities and research institutions. In 2014, we served over 1,000 clients, including over 250 new clients. Our top ten clients represented approximately 27.3%, 35.2%, and 34.0% of our revenues in the years ended December 31, 2014, 2013, and 2012, respectively, with no single client accounting for more than 10% of our revenues during those years.

Our clients are in a broad array of industries, including healthcare, education, professional services, pharmaceutical, technology, transportation services, telecommunications, financial services, electronics, consumer products, governmental, retail, mining, oil and gas, energy and utilities, and industrial manufacturing. We believe organizations will continue to face complex challenges in the current economic environment. Many organizations are finding themselves in financial distress and are responding to these challenges by restructuring and reorganizing their businesses and capital structures, while financially healthy organizations are striving to maintain their market positions and capitalize on opportunities by improving operations, reducing costs, and enhancing revenues. In addition, organizations have limited dedicated resources to respond effectively to the challenges and opportunities that exist today. Consequently, we believe these organizations will increasingly seek to augment their internal resources with experienced independent consultants with a deep technical skill set similar to the professionals at Huron. Our expertise in assessing, evaluating, and refining business performance management processes and then enhancing processes with technology differentiates us in the market.

EMPLOYEES

Our success depends on our ability to attract, retain, and develop highly talented professionals by creating a work environment where both employees and teams thrive and individuals are rewarded not only for their own contributions but also for the success of our organization as a whole. To accomplish these goals and recognize high performance, we have developed comprehensive employee programs incorporating training and development opportunities, competitive compensation, performance management, benefits and wellness, as well as corporate social responsibility, facilitated through our Huron Helping Hands program and the diversity & inclusion council.

Our employee population is divided into two groups; client-serving and service and support. As of December 31, 2014, we had 2,870 full-time employees. Of those, 133 are client-serving managing directors. Our client-serving employees serve our clients as critical business advisors in support of transforming their business. Our managing directors are the key drivers of our business. They work externally to serve clients as advisors and engagement team leaders, originate revenue by developing new and existing client relationships, and enhance our reputation. Internally they create our intellectual capital and develop our people. Our senior directors, directors, and managers manage day-to-day client relationships and oversee the delivery and quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses, and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. Our service and support employees include our senior management team as well as professionals that provide sales support, methodology creation, software development, and the corporate functions consisting of our facilities, finance, human resources, information technology, legal, and marketing teams. These employees provide strategic direction and support that enables the success of our client-serving employees. This population contains 25 managing directors, executives, and corporate vice presidents.

In addition to our full-time employees, we engage project consultants and contractors who supplement our full-time client-serving employees on an as-needed basis by providing highly unique skill sets that are not required to be staffed on a full-time basis. These individuals, many of whom have legal or financial credentials along with prior corporate experience, work variable schedules and are readily available to meet our clients’ needs. Utilizing these project consultants and contractors allows us to maintain a pool of talent with a variable cost structure that enables us to adapt quickly to market demands.

Supporting our employees’ career progression is critical to our retention success. We provide this support through established training and development programs. We provide structured orientation and training programs for new campus hires and experienced employees to enable a more effective assimilation into the Company. “Milestone” programs are year-long development programs offered to recently promoted employees to support their transition to a new role with greater responsibility. In addition to these milestone programs, we offer a variety of leadership development programs for those we deem capable of taking on broader roles in the organization at the senior director and managing director level. We also provide a variety of continuing education opportunities to all our employees, including formal classroom environments, on-line courses, and webinars to further develop employees’ technical knowledge and ability to work cooperatively and coach others. We encourage our employees to enhance their professional skills through outside courses that certify their technical skills and to pursue certain advanced degrees. Employees are assigned internal performance coaches to help them establish expectations that are reviewed quarterly, including identifying opportunities for professional development, formal training, and technical skill certifications.

Our compensation philosophy focuses on rewarding and retaining our high performing employees. To accomplish this, we offer employees a competitive base salary, performance incentives, and competitive benefits.

Our incentive compensation plan is designed to recognize and reward performance of both the organization and individuals and to ensure we properly recognize and retain our top performers. We take both practice and Company financial performance into consideration in the determination of bonus pool funding. At the practice level, the annual bonus pool is funded based on achievement of its annual financial goals. The board of directors then reviews and approves the total incentive compensation pool for all practices in the context of the Company’s overall financial performance. Individual bonus awards are based on the practice’s financial performance, individual bonus targets, and the individual’s performance as evaluated through our performance management process. The intent of the incentive compensation plan is to differentiate rewards based on individual performance, ensuring that our top performers for the year receive incentives that are commensurate with their contributions, enabling us to retain them and continue to provide our clients with exceptional service. The incentive compensation plan for our named executive officers is funded based on a blend of achievement of financial goals and strategic initiatives.

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

Our benefit and wellness programs are designed to be both comprehensive and tailored to our employee population. One specific benefit we have created is a travel reward to recognize the significant travel commitment of our workforce. Our wellness benefits are aimed at supporting our employees in maintaining a healthy lifestyle which is beneficial to the employee and the Company, given the demanding nature of the work. Through these unique benefits, as well as our health and welfare plans, retirement benefits, stock purchase plan, and other standard benefit programs, we provide a core sense of security to our employees.

Our corporate social responsibility efforts are designed to support an individual’s charitable interests while also providing a venue for our employees to come together to make an impact in the communities in which we live and work. In addition, the diversity & inclusion council supports the needs of our growing employee population through employee resource groups and corporate-wide educational efforts to ensure we are fostering a welcoming and nurturing environment for all employees.

BUSINESS DEVELOPMENT AND MARKETING

Our business development activities are aimed at cultivating relationships and building a strong brand reputation with key sources of business and referrals, especially hospital and university administrators, top-tier law firms, and the offices of the chief executive officer, chief financial officer, and general counsel of organizations. We believe that excellent service delivery to clients is critical to building and maintaining relationships and our brand reputation, and we emphasize the importance of client service to all of our employees.

We generate most of our new business opportunities through relationships that our managing directors have with individuals working in hospitals and health systems, academic institutions, corporations, and top-tier law firms. We also view cross-selling as a key component in building our business. Often, the client relationship of a managing director in one area leads to opportunities in another area. All of our managing directors understand their role in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities, and frequently receive referrals and repeat business from past and current clients and from the law firms with which we have worked. In addition, to complement the business development efforts of our managing directors, we have experienced business developers who are focused exclusively on developing client relationships and generating new business through their extensive network of contacts.

We also host, participate in, and sponsor conferences that facilitate client development opportunities, promote brand recognition, and showcase our industry expertise. For example, during 2014, we hosted events such as the fifth annual CEO Forum—Leading the Journey: Cultivating Success in Healthcare; a webinar on Thriving in the New Healthcare Environment—3 Key Strategies; E-Discovery Briefings produced through The Huron Legal Institute; and numerous other industry webinars and client events. Additionally, we participated in or sponsored numerous conferences for organizations such as National Council of University Research Administrators (NCURA), Oracle OpenWorld 2014, Workday Rising 2014, Dreamforce 2014, Association of Corporate Counsel (ACC), Turnaround Management Association (TMA), National Association of College and University Business Officers (NACUBO), ALM (ALM Media Properties, LLC), Center for Business Intelligence (CBI), American Health Lawyers Association (AHLA), American Hospital Association (AHA), American College of Healthcare Executives (ACHE), ARMA International, CBI’s 10th Annual Pharmaceutical Compliance Congress, The Health Management Academy, The Academy Huron Institute, The Healthcare Roundtable, Association of Insolvency and Restructuring Advisors (AIRA), The Estes Park Institute, Children’s Hospital Association, and the Catholic Health Assembly. These events provide a forum to build and strengthen client relationships, as well as to stay abreast of industry trends and developments.

We have a centralized marketing department with marketing professionals assigned to each of our practices. These professionals coordinate traditional marketing programs, such as participation in industry events, sponsorship of conferences, development and management of advertising campaigns, development of case studies, and creation and publication of articles in industry publications and newsletters to actively promote our brand and capabilities. The marketing department also manages the content delivery on Huron’s website, develops collateral materials, performs research, and provides ‘request for proposal’ support as well as database management to support sales efforts.

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

We believe the principal competitive factors in our market include firm and consultant reputations, the ability to attract and retain top professionals, client and law firm referrals, the ability to manage engagements effectively, and the ability to be responsive and provide high quality services. There is also competition on price, although to a lesser extent due to the critical nature of many of the issues that our service offerings address. Many of our competitors have a greater geographic footprint, including a broader international presence and name recognition, as well as a significantly greater number of personnel, financial, technical, and marketing resources than we do. We believe that our experience, reputation, industry focus, range, and balanced portfolio of service offerings enable us to compete favorably and effectively in the consulting marketplace.

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

Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate, and retain highly skilled professionals. Further, we must successfully maintain the right mix of professionals with relevant experience and skill sets as we continue to grow, as we expand into new service offerings, and as the market evolves. The loss of a significant number of our professionals, the inability to attract, hire, develop, train, and retain additional skilled personnel, or failure to maintain the right mix of professionals could have a serious negative effect on us, including our ability to manage, staff, and successfully complete our existing engagements and obtain new engagements. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other consulting firms and accounting firms, as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we do. Therefore, we may not be successful in attracting and retaining the skilled consultants we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.

Additional hiring, departures, business acquisitions and dispositions could disrupt our operations, increase our costs or otherwise harm our business.

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire, or successfully integrate new employees and acquired businesses without substantial expense, delay, or other operational or financial obstacles. From time to time, we will evaluate the total mix of services we provide and we may conclude that businesses may not achieve the results we previously expected. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational, and other benefits we anticipate from any hiring or acquisition, as well as any disposition, including those we have completed so far. New acquisitions could also negatively impact existing practices and cause current employees to depart. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:

—	the diversion of management’s time, attention, and resources from managing and marketing our Company;

—	the failure to retain key acquired personnel or existing personnel who may view the acquisition unfavorably;

—	the potential loss of clients of acquired businesses;

—	the need to compensate new employees while they wait for their restrictive covenants with other institutions to expire;

—	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

—	increased costs to improve, coordinate, or integrate managerial, operational, financial, and administrative systems;

—	the potential assumption of liabilities of an acquired business;

—	the inability to attain the expected synergies with an acquired business;

—	the usage of earn-outs based on the future performance of our business acquisitions may deter the acquired company from fully integrating into our existing business;

—	the perception of inequalities if different groups of employees are eligible for different benefits and incentives or are subject to different policies and programs; and

—

difficulties in integrating diverse backgrounds and experiences of consultants, including if we experience a transition period for newly hired consultants that results in a temporary drop in our utilization rates or margins.

All of our prior acquisitions were accounted for as purchases, some of which involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles, we do not amortize goodwill or intangible assets acquired in a business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of operations. In 2012, we took a goodwill impairment charge of $13.1 million relating to our Huron Business Advisory segment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our amortization charges in future periods.

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

Changes in capital markets, legal or regulatory requirements, and general economic or other factors beyond our control could reduce demand for our services, in which case our revenues and profitability could decline.

A number of factors outside of our control affect demand for our services. These include:

—	fluctuations in U.S. and global economies;

—	the U.S. or global financial markets and the availability, costs, and terms of credit;

—	changes in laws and regulations; and

—	other economic factors and general business conditions.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets, regulatory and business environment could have on our operations.

If we are unable to manage fluctuations in our business successfully, we may not be able to sustain profitability.

We have grown significantly since we commenced operations, increasing the number of our full-time professionals from 249 as of May 31, 2002 to 2,870 as of December 31, 2014. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures, and controls and will continue to do so in the near future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which could increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

Although we have generated positive earnings since we became a public company, we may not sustain profitability in the future. Additionally, the nature of our services and the general economic environment make it difficult to predict our future operating results. To sustain profitability, we must:

—	attract, integrate, retain, and motivate highly qualified professionals;

—	achieve and maintain adequate utilization and suitable billing rates for our revenue-generating professionals;

—	expand our existing relationships with our clients and identify new clients in need of our services;

—	successfully resell engagements and secure new engagements every year;

—	maintain and enhance our brand recognition; and

—	adapt quickly to meet changes in our markets, our business mix, the economic environment, the credit markets, and competitive developments.

Our business is becoming increasingly dependent on information technology and will require additional investments in order to grow and meet the demands of our clients.

We depend on the use of sophisticated technologies and systems. Some of our practices provide services that are increasingly dependent on the use of software applications and systems that we do not own and could become unavailable. Moreover, our technology platforms will require continuing investments by us in order to expand existing service offerings and develop complementary services. A portion of our business, in which we utilize third-party software technology, has grown over the last few years and now represents a substantial portion of our total revenues. If third-party software technology that is important to our business does not continue to be available to us, or does not continue to be available to us on commercially reasonable terms, we may be unable to provide certain services to clients on a cost-efficient and timely basis, which may harm our financial condition and operating results. Our future success depends on our ability to adapt our services and infrastructure while continuing to improve the performance, features, and reliability of our services in response to the evolving demands of the marketplace.

We could experience system failures, service interruptions, or security breaches that could negatively impact our business.

Our organization is comprised of employees who work on matters throughout the United States and overseas. Our technology platform is a “virtual office” from which we all operate. We may be subject to disruption to our operating systems from technology events that are beyond our control, including the possibility of failures at third-party data centers, disruptions to the Internet, natural disasters, power losses, and malicious attacks. In addition, despite the implementation of security measures, our infrastructure and operating systems, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, or other attacks by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including implementation of system security measures, information backup, and disaster recovery processes, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. We will need to continue to invest in technology in order to achieve redundancies necessary to prevent service interruptions. Access to our systems as a result of a security breach, the failure of our systems, or the loss of data could result in legal claims or proceedings, liability, or regulatory penalties and disrupt operations, which could adversely affect our business and financial results.

Our reputation could be damaged and we could incur additional liabilities if we fail to protect client and employee data through our own accord or if our information systems are breached.

We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients, partners, and employees. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.

In providing services to clients, we may manage, utilize, and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information and international laws such as the European Union Directive on Data Protection.

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

On April 14, 2011, we entered into a security agreement with Bank of America (the “Security Agreement”) in connection with our entry into the Amended and Restated Credit Agreement, dated as of April 14, 2011 (as amended and modified, the “2011 Credit Agreement”). Pursuant to the Security Agreement and to secure our obligations under the 2011 Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. This first-priority lien is in addition to the existing pledge (the “Equity Pledge”) that we previously granted to our lenders of 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in our foreign subsidiaries. If we default on our obligations under the 2011 Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Equity Pledge and their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, the covenants contained in the 2011 Credit Agreement impose restrictions on our ability to engage in certain activities, such as the incurrence of additional indebtedness, certain investments, certain acquisitions and dispositions, and the payment of dividends.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable-rate debt, and adversely affect our financial results.

At December 31, 2014, we had outstanding indebtedness totaling $393.8 million, including $250 million principal amount of our 1.25% convertible senior notes. Our ability to make scheduled payments of the principal of, to pay interest on, make payments upon conversion, or to refinance our indebtedness, depends on our future performance. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our current indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

—	expose us to the risk of increased interest rates because some of our borrowings are at variable interest rates;

—	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;

—	limit our ability to obtain additional financing and flexibility in planning for, or reacting to, changes in our business and our industry;

—	place us at a disadvantage compared to our competitors who have less debt or have better access to capital resources; and

—

require us to dedicate a larger portion of our cash from operations to service our indebtedness and thus reduce the level of cash for other purposes such as funding working capital, strategic acquisitions, capital expenditures, and other general corporate purposes.

Any of these factors could materially and adversely affect our business, financial condition, and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

The accounting method for convertible debt securities that may be settled in cash, such as our convertible notes, could have a material effect on our reported financial results.

Under GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as our convertible notes, in a manner that reflects a company’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as an original issue discount for purposes of accounting for the debt component of the notes and that original issue discount is amortized into interest expense over the term of the notes using an effective yield method. As a result, over the term of our convertible notes, we will initially be required to record a greater amount of noncash interest expense. Accordingly, we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and our convertible notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock, and the trading price of our convertible notes.

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

We believe that establishing, maintaining, and enhancing the “Huron Consulting Group” name is important to our business. We are, however, aware of a number of other companies that use names containing “Huron.” There could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have trade name or service mark rights that are senior to ours. If another company were to successfully challenge our right to use our name, or if we were unable to prevent a competitor from using a name that is similar to our name, our ability to build brand identity could be negatively impacted.

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

A key element of our strategy is to market our products and services directly to certain large organizations, such as health systems and acute care hospitals, and to increase the number of our products and services utilized by existing clients. The sales cycle for some of our products and services is often lengthy and may involve significant commitment of client personnel. As a consequence, the commencement date of a client engagement often cannot be accurately forecasted. As discussed below, certain of our client contracts contain terms that result in revenue that is deferred and cannot be recognized until the occurrence of certain events. As a result, the period of time between contract signing and recognition of associated revenue may be lengthy, and we are not able to predict with certainty the period in which revenue will be recognized.

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

We base our annual employee bonus expense upon our expected annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for that year. If we experience lower adjusted EBITDA in a quarter without a corresponding change to our full-year adjusted EBITDA expectation, our estimated bonus expense will not be reduced, which will have a negative impact on our quarterly results of operations for that quarter. Our quarterly results of operations may vary significantly and period-to-period comparisons of our results of operations may not be meaningful. The results of one quarter should not be relied upon as an indication of future performance. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially.

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.

We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually defined goals. The achievement of these contractually-defined goals may be subject to acknowledgement by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. The percentage of our revenues derived from performance-based fees for the years ended December 31, 2014, 2013, and 2012, was 13.6%, 14.6%, and 14.2%, respectively. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2014, 2013, and 2012, fixed-fee engagements represented 39.6%, 37.2%, and 34.7% of our revenues, respectively.

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

As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our ten largest clients accounted for approximately 27.3%, 35.2%, and 34.0% of our revenues for the years ended December 31, 2014, 2013, and 2012, respectively. No single client accounted for more than 10% of our revenues in 2014, 2013, or 2012. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year, and a major client in one fiscal period may not require or may decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

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

The consulting services industry in which we operate includes a large number of participants and is intensely competitive. We face competition from other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, regional and specialty consulting firms, the internal professional resources of organizations, and legal services providers. In addition, because there are relatively low barriers to entry, we expect to continue to face additional competition from new entrants into the business operations and financial consulting industries. Competition in several of the sectors in which we operate is particularly intense as many of our competitors are seeking to expand their market share in these sectors. Many of our competitors have a greater national and international presence, as well as have a significantly greater number of personnel, financial, technical, and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Some of our competitors may also have lower overhead and other costs and, therefore, may be able to more effectively compete through lower cost service offerings. Our ability to compete also depends in part on the ability of our competitors to hire, retain, and motivate skilled professionals, the price at which others offer comparable services, the ability of our competitors to offer new and valuable products and services to clients, and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.

Conflicts of interest could preclude us from accepting engagements thereby causing decreased utilization and revenues.

We provide services in connection with bankruptcy, litigation, and other proceedings that usually involve sensitive client information and frequently are adversarial. In connection with bankruptcy proceedings, we are required by law to be “disinterested” and may not be able to provide multiple services to a particular client. In litigation, we would generally be prohibited from performing services in the same litigation for the party adverse to our client. In addition, our engagement agreement with a client or other business reasons may preclude us from accepting engagements from time to time with our clients’ competitors or adversaries. As we adjust the size of our operations and the complement of consulting services, the number of conflict situations may continue to increase. Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new engagements as a result of conflicts of interest. If we are unable to accept new engagements for any reason, our consultants may become underutilized, which would adversely affect our revenues and results of operations in future periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of December 31, 2014, our principal executive offices in Chicago, Illinois, consisted of approximately 160,000 square feet of office space, under a lease expiring September 2024. We have one five-year renewal option that will allow us to continue to occupy this office space until September 2029. This facility accommodates our executive team and corporate departments, as well as professionals in each of our practices. Additionally, we occupy leased facilities for our other domestic and international offices, including those located in the following major metropolitan areas: Atlanta, Georgia; Boston, Massachusetts; Dallas, Texas; Houston, Texas; London, United Kingdom; Madison, Wisconsin; New York City, New York; Portland, Oregon; Toronto, Canada; and Washington, D.C. We also occupy leased facilities for our ten discovery centers located in Charlotte, North Carolina; Chicago, Illinois; Gurgaon, India; Houston, Texas; London, United Kingdom; Miramar, Florida; Morrisville, North Carolina; New York City, New York; San Francisco, California; and Washington, D.C., totaling approximately 1,600 workstations. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

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

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any other litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

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

	High	Low
2013:
First Quarter	$41.01	$31.55
Second Quarter	$46.48	$38.53
Third Quarter	$59.39	$44.20
Fourth Quarter	$65.28	$52.43
2014:
First Quarter	$70.41	$59.27
Second Quarter	$72.07	$57.18
Third Quarter	$72.66	$59.67
Fourth Quarter	$72.80	$59.54

Holders

As of February 16, 2015, there were 776 registered holders of record of Huron’s common stock. A number of the Company’s stockholders have their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan on a prospective basis, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2014, we reacquired 2,753 shares of common stock with a weighted average fair market value of $69.71 as a result of such tax withholdings.

In February 2014, our board of directors authorized a share repurchase program permitting the Company to repurchase up to $50 million of its common stock through February 28, 2015 (the “February 2014 Share Repurchase Program”). In October 2014, we completed the February 2014 Share Repurchase Program.

In October 2014, our board of directors authorized an additional share repurchase program permitting the Company to repurchase up to $50 million of its common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of the Company’s common stock, general market and business conditions, and applicable legal requirements.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1, 2014 – October 31, 2014	79,752	$61.52	79,752	$50,000,000
November 1, 2014 – November 30, 2014	69	$69.61	—	$50,000,000
December 1, 2014 – December 31, 2014	2,684	$69.71	—	$50,000,000

Total	82,505	$61.79	79,752	$50,000,000

(1)	The number of shares repurchased includes 69 shares in November 2014 and 2,684 shares in December 2014 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the February 2014 or October 2014 Share Repurchase Programs.

(2)	As of the end of the period.

ITEM 6.	SELECTED FINANCIAL DATA.

We have derived the following selected consolidated financial data as of and for the years ended December 31, 2010 through 2014 from our Consolidated Financial Statements. The following data reflects the business acquisitions that we have completed through December 31, 2014. The results of operations for acquired businesses have been included in our results of operations since the date of their acquisitions. The following data also reflects the classification of discontinued operations as of December 31, 2014. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenues and reimbursable expenses:
Revenues	$811,332	$720,522	$625,961	$606,314	$515,668
Reimbursable expenses	77,875	67,267	55,764	51,580	43,350

Total revenues and reimbursable expenses	889,207	787,789	681,725	657,894	559,018
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	500,171	443,539	384,884	376,084	317,025
Amortization of intangible assets and software development costs	4,888	3,091	3,809	5,364	4,125
Reimbursable expenses	77,856	67,320	55,772	51,673	43,223

Total direct costs and reimbursable expenses	582,915	513,950	444,465	433,121	364,373
Operating expenses and other operating gains:
Selling, general and administrative expenses	155,434	138,538	125,266	119,325	111,530
Restructuring charges	3,438	761	4,004	3,829	4,062
Restatement related expenses	—	—	1,785	4,579	8,666
Litigation and other (gains) losses	(590)	(5,875)	1,150	1,096	17,316
Depreciation and amortization (1)	25,014	20,510	18,529	18,524	18,372
Goodwill impairment charges	—	—	13,083	21,973	—

Total operating expenses and other operating gains	183,296	153,934	163,817	169,326	159,946

Operating income	122,996	119,905	73,443	55,447	34,699
Other income (expense), net:
Interest expense, net of interest income	(8,741)	(6,518)	(8,223)	(12,259)	(14,402)
Other income (expense), net	353	252	428	(78)	262

Total other expense, net	(8,388)	(6,266)	(7,795)	(12,337)	(14,140)

Income from continuing operations before income tax expense	114,608	113,639	65,648	43,110	20,559
Income tax expense	35,557	47,176	29,695	21,629	13,132

Net income from continuing operations	79,051	66,463	35,953	21,481	7,427
Income (loss) from discontinued operations (including (loss) gain on disposal of ($1.9) million and $1.2 million in 2011 and 2010, respectively), net of tax	—	(30)	475	(962)	1,098

Net income	$79,051	$66,433	$36,428	$20,519	$8,525

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2014	2013	2012	2011	2010
Net earnings per basic share:
Net income from continuing operations	$3.52	$2.98	$1.64	$1.01	$0.36
Income (loss) from discontinued operations, net of tax	—	—	0.02	(0.05)	0.05

Net income	$3.52	$2.98	$1.66	$0.96	$0.41
Net earnings per diluted share:
Net income from continuing operations	$3.45	$2.92	$1.61	$0.99	$0.36
Income (loss) from discontinued operations, net of tax	—	—	$0.02	$(0.04)	$0.05

Net income	$3.45	$2.92	$1.63	$0.95	$0.41
Weighted average shares used in calculating net earnings per share:
Basic	22,431	22,322	21,905	21,324	20,546
Diluted	22,925	22,777	22,285	21,676	20,774

Consolidated Balance Sheet Data (in thousands):	As of December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents (2)	$256,872	$58,131	$25,162	$5,080	$6,347
Working capital	$309,783	$99,130	$83,647	$41,822	$34,455
Total assets	$1,155,914	$885,600	$787,900	$786,644	$788,983
Long-term debt (3)	$327,852	$143,798	$192,500	$193,500	$257,000
Total stockholders’ equity (4)	$600,634	$530,264	$445,321	$396,789	$348,372

(1)	Intangible assets amortization relating to customer contracts, certain client relationships, software, and the document reviewer database and amortization of software development costs is presented as a component of total direct costs. Depreciation, amortization of leasehold improvements, and amortization of other intangible assets are presented as a component of operating expenses.

(2)	Includes cash from discontinued operations of $76 thousand as of December 31, 2010.

(3)	Consists of bank borrowings, convertible senior notes, and capital lease obligations, net of current portions.

(4)	We have not declared or paid dividends on our common stock in the periods presented above. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, transform the enterprise, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress, and stimulate growth. Our professionals employ their expertise in finance, operations, strategy, analytics, and technology to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities, and law firms.

We provide our services and manage our business under five operating segments: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Business Advisory, and All Other.

During the first quarter of 2014, we reorganized our internal operating structure to better align our service offerings and moved our Enterprise Performance Management (“EPM”) practice (formerly referred to as Blue Stone International, a business that we acquired during the fourth quarter of 2013) from the Huron Education and Life Sciences segment to the Huron Business Advisory segment.

See “Part I—Item 1. Business—Overview—Our Services” and Note 16 “Segment Information” within the notes to our consolidated financial statements for a detailed discussion of our five segments.

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

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 43.6%, 44.9%, and 47.7% of our revenues in 2014, 2013, and 2012, respectively.

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

We generate revenues from licensing two types of proprietary software to clients: revenue cycle management software and research administration and compliance software. Licenses for our revenue cycle management software are sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract, which are typically fixed-fee. License revenue from our research administration and compliance software is generally recognized in the month in which the software is delivered.

For the years ended December 31, 2014, 2013, and 2012, fixed-fee engagements (including software license revenue) represented approximately 39.6%, 37.2%, and 34.7% of our revenues, respectively.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 13.5%, 14.6%, and 14.2% of our revenues in 2014, 2013, and 2012, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.

Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are typically billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.3%, 3.3%, and 3.4% of our revenues in 2014, 2013, and 2012, respectively.

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

Total direct costs

Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include salaries, performance bonuses, payroll taxes, and benefits for revenue-generating professionals, legal consulting facilities, and technology costs, as well as fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and performance-based share awards granted to our revenue-generating professionals. Compensation expense for restricted stock awards and performance-based share awards is recognized ratably using either the graded vesting attribution method or the straight-line attribution method, as appropriate, over the requisite service period, which is generally three to four years. As a result of the granting of restricted stock awards, performance-based share awards, and anticipated future awards, share-based compensation expense may increase in the future. Total direct costs also include amortization of intangible assets relating to customer contracts, certain customer relationships, technology and software, and a document reviewer database, as well as internally developed software costs.

Operating expenses and other operating gains

Our operating expenses include selling, general, and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes, benefits, and share-based compensation for our support personnel. As a result of the granting of restricted stock awards and performance-based share awards and anticipated future awards, share-based compensation expense may increase in the future. Also included in this category are sales and marketing related expenses, rent and other office related expenses, professional fees, recruiting and training expenses, restructuring charges, litigation and other gains and losses, and goodwill impairment charges. Other operating expenses include depreciation and certain amortization expenses not included in total direct costs.

Segment results

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general, and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate office support costs, certain office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology, and Company-wide business development functions, as well as costs related to overall corporate management.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data. Certain amounts reported in the prior year have been reclassified to conform to the new segment structure that was established in the first quarter of 2014 as a result of the reorganization of our internal operating structure. For further information on our segments and the reorganization of our internal operating structure, see Note 16 “Segment Information” within the notes to our consolidated financial statements.

Segment and Consolidated Operating Results (in thousands):	Year Ended December 31,
	2014	2013	2012
Revenues and reimbursable expenses:
Huron Healthcare	$415,803	$358,766	$288,762
Huron Legal	183,646	182,394	184,918
Huron Education and Life Sciences	145,962	143,609	129,427
Huron Business Advisory	62,840	34,669	22,019
All Other	3,081	1,084	835

Total revenues	811,332	720,522	625,961
Total reimbursable expenses	77,875	67,267	55,764

Total revenues and reimbursable expenses	$889,207	$787,789	$681,725

Operating income (loss):
Huron Healthcare	$159,015	$141,870	$110,864
Huron Legal	46,164	41,964	44,317
Huron Education and Life Sciences	36,131	35,966	38,283
Huron Business Advisory	14,035	7,211	1,888
All Other	(2,466)	(1,256)	(2,285)

Total segment operating income	252,879	225,755	193,067
Operating expenses and gains not allocated to segments (1)	129,883	105,850	119,624

Total operating income	$122,996	$119,905	$73,443

Other Operating Data (excluding All Other):	Year Ended December 31,
	2014	2013	2012
Number of full-time billable consultants (at period end) (2):
Huron Healthcare	1,099	966	856
Huron Legal	119	141	139
Huron Education and Life Sciences	418	413	413
Huron Business Advisory	205	155	62

Total	1,841	1,675	1,470
Average number of full-time billable consultants (for the period) (2):
Huron Healthcare	1,070	907	819
Huron Legal	130	146	126
Huron Education and Life Sciences	417	427	368
Huron Business Advisory	180	85	67

Total	1,797	1,565	1,380

Other Operating Data (excluding All Other):	Year Ended December 31,
	2014	2013	2012
Full-time billable consultant utilization rate (3):
Huron Healthcare	78.3%	83.0%	79.5%
Huron Legal	63.5%	60.8%	67.4%
Huron Education and Life Sciences	71.3%	66.6%	73.1%
Huron Business Advisory	68.0%	72.7%	56.3%
Total	74.6%	75.9%	75.6%
Full-time billable consultant average billing rate per hour (4):
Huron Healthcare	$248	$233	$224
Huron Legal (6)	$242	$231	$240
Huron Education and Life Sciences	$219	$216	$212
Huron Business Advisory	$255	$285	$302
Total (6)	$242	$232	$225
Revenue per full-time billable consultant (in thousands):
Huron Healthcare	$363	$369	$325
Huron Legal (6)	$280	$254	$299
Huron Education and Life Sciences	$292	$272	$295
Huron Business Advisory	$330	$392	$318
Total (6)	$337	$333	$314
Average number of full-time equivalents (for the period) (5):
Huron Healthcare	60	53	57
Huron Legal	1,051	1,062	1,054
Huron Education and Life Sciences	43	44	33
Huron Business Advisory	9	2	2

Total	1,163	1,161	1,146
Revenue per full-time equivalent (in thousands):
Huron Healthcare	$461	$449	$396
Huron Legal (6)	$140	$137	$140
Huron Education and Life Sciences	$558	$620	$643
Huron Business Advisory	$390	$530	$350
Total (6)	$174	$170	$168

(1)	Operating expenses not allocated to the segments include the goodwill impairment charges, among others. The goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

(2)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

(3)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all of our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

(4)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.

(5)	Consists of project consultants and contractors who work variable schedules as needed by our clients and generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes full-time employees who provide software support and maintenance services to our clients.

(6)	During the second quarter of 2014, we revised our methodology for allocating revenue between our billable consultants and our full-time equivalents in our Huron Legal segment to better reflect the nature of the work being provided. Operating data for the year ended December 31, 2014 and 2013, as presented above, reflects this change. Operating data for the year ended December 31, 2012 was not impacted.

Non-GAAP Measures

We also assess our results of operations using certain non-GAAP financial measures. These non-GAAP financial measures differ from GAAP because the non-GAAP financial measures we calculate to measure Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted net income from continuing operations, and Adjusted diluted earnings per share from continuing operations exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.

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

The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues	$811,332	$720,522	$625,961

Net income from continuing operations	$79,051	$66,463	$35,953
Add back:
Income tax expense	35,557	47,176	29,695
Interest and other expenses	8,388	6,266	7,795
Depreciation and amortization	29,902	23,601	22,338

Earnings before interest, taxes, depreciation and amortization (EBITDA)	152,898	143,506	95,781
Add back:
Restructuring charges	3,438	761	4,004
Restatement related expenses	—	—	1,785
Litigation and other (gains) losses	(590)	(5,875)	1,150
Goodwill impairment charge	—	—	13,083

Adjusted EBITDA	$155,746	$138,392	$115,803

Adjusted EBITDA as a percentage of revenues	19.2%	19.2%	18.5%

	Year Ended December 31,
	2014	2013	2012
Net income from continuing operations	$79,051	$66,463	$35,953

Weighted average shares—diluted	22,925	22,777	22,285
Diluted earnings per share from continuing operations	$3.45	$2.92	$1.61

Add back:
Amortization of intangible assets	11,101	6,798	6,987
Restructuring charges	3,438	761	4,004
Restatement related expenses	—	—	1,785
Litigation and other (gains) losses	(590)	(5,875)	1,150
Non-cash interest on convertible notes	2,139	—	—
Goodwill impairment charges	—	—	13,083
Tax effect	(6,435)	(674)	(10,737)
Net tax benefit related to “check-the-box” election	(10,244)	—	—

Total adjustments, net of tax	(591)	1,010	16,272

Adjusted net income from continuing operations	$78,460	$67,473	$52,225

Adjusted diluted earnings per share from continuing operations	$3.42	$2.96	$2.34

These non-GAAP financial measures include adjustments for the following items:

Restructuring charges:    We have incurred charges due to the restructuring of various parts of our business. These restructuring charges have primarily consisted of costs associated with office space consolidations, including the accelerated depreciation of certain leasehold improvements, and severance charges. We have excluded the effect of the restructuring charges from our non-GAAP measures because the amount of each restructuring charge is significantly affected by the timing and size of the restructured business or component of a business.

Restatement related expenses:    We incurred significant expenses related to our 2009 financial statement restatement. We have excluded the effect of these restatement related expenses from our non-GAAP measures as a means to provide comparability with periods that were not impacted by the restatement related expenses.

Litigation and other (gains) losses:    We have excluded the effects of the remeasurement gain recorded in 2014 related to a contingent acquisition liability, the litigation gains and other loss recorded in 2013, and the litigation loss recorded in 2012 to permit comparability with periods that were not impacted by these items.

Goodwill impairment charge:    Goodwill impairment charges are inconsistent in their amount and frequency. We have excluded the effect of this charge to permit comparability with periods that were not impacted by such charges.

Amortization of intangible assets:    We have excluded the effect of amortization of intangible assets from the calculation of Adjusted net income from continuing operations presented above. Amortization of intangibles is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.

Non-cash interest on convertible notes:    We incur non-cash interest expense relating to the implied value of the equity conversion component of our $250 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”). The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the Convertible Notes using the effective interest rate method. We exclude this non-cash interest expense that does not represent cash interest payments made to our note holders.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues increased $90.8 million, or 12.6%, to $811.3 million for the year ended December 31, 2014, from $720.5 million for the year ended December 31, 2013. Included in the $90.8 million increase in revenues was a $63.0 million increase in revenues attributable to acquisitions completed during 2013 and 2014.

Of the overall $90.8 million increase in revenues, $86.3 million was attributable to our full-time billable consultants, while $4.5 million was attributable to our full-time equivalents. The $86.3 million increase in full-time billable consultant revenues was driven by increases in the average number of billable consultants and the average billing rate, partially offset by a decrease in our consultant utilization rate. This increase primarily reflected strengthened demand for our services in the Huron Healthcare, Huron Business Advisory, and Huron Education and Life Sciences segments. Performance-based fee revenue was $110.3 million for the year ended December 31, 2014, compared to $105.5 million for the year ended December 31, 2013. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee engagements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.

The $4.5 million increase in full-time equivalent revenues was primarily driven by an increase in revenue per full-time equivalent. Revenue attributable to full-time equivalents reflected increased use of contractors in the Huron Healthcare and Huron Business Advisory segments, and increased demand for our discovery services in the Huron Legal segment, partially offset by a decreased use of contractors in the Huron Education and Life Sciences segment.

Total Direct Costs

Our total direct costs increased $58.4 million, or 13.1%, to $505.1 million for the year ended December 31, 2014 from $446.6 million for the year ended December 31, 2013. The increase was primarily related to a $49.4 million increase in salaries and related expenses for our revenue-generating professionals, a $4.9 million increase in contractor expense, a $3.7 million increase in bonus expense for our revenue-generating professionals, and a $1.8 million increase in amortization expense for intangible assets and software development costs, partially offset by a $1.7 million decrease in technology expense. As a percentage of revenues, our total direct costs increased slightly to 62.3% during 2014 compared to 62.0% during 2013. This primarily reflected an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, largely offset by revenue growth that outpaced the increases in bonus expense for our revenue-generating professionals and contractor expense and the decrease in technology expense. The increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues was largely driven by the businesses acquired during 2014 and the fourth quarter of 2013 within our Healthcare, Education and Life Sciences, and Business Advisory segments.

Total direct costs for the year ended December 31, 2014 included $15.0 million of share-based compensation expense for our revenue-generating professionals compared to $14.1 million in 2013. The increase in share-based compensation expense was primarily attributable to an increase in the amount of restricted stock awards granted to employees in 2014 and an increase in the amount of performance-based stock awards earned in 2014 based on 2014 performance compared to the amount of performance-based stock awards that were earned in 2013 based on 2013 performance.

Total direct costs for the year ended December 31, 2014 also included $4.9 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations, compared to $3.1 million of amortization expense in 2013. The increase in amortization expense was primarily related to the amortization of intangible assets from businesses we acquired during 2014 and the fourth quarter of 2013, as well as an increase in amortization expense for certain software development costs.

Operating Expenses and Other Operating Gains

Selling, general and administrative expenses increased $16.9 million, or 12.2%, to $155.4 million for the year ended December 31, 2014, compared to $138.5 million for the year ended December 31, 2013. This increase was primarily related to an $8.9 million increase in salaries and related expenses for our support personnel, a $2.5 million increase in promotion and sponsorship expenses, a $2.3 million increase in facilities and other office related expenses, a $1.1 million increase in outside professional service expenses, a $0.9 million increase in legal expenses, and a $0.8 million increase in accounting, tax, and audit fees. These increases were partially offset by a $1.5 million decrease in bonus expense. As a percentage of revenues, selling, general and administrative expenses totaled 19.2% during both 2014 and 2013. Also included in selling, general and administrative expenses is share-based compensation expense for our non-revenue-generating professionals, which totaled $5.1 million in 2014, compared to $4.3 million in 2013.

Restructuring charges for the year ended December 31, 2014 totaled $3.4 million, compared to $0.8 million for the year ended December 31, 2013. The charges in 2014 primarily consisted of $3.3 million in pretax charges related to the consolidation of office spaces in Washington, D.C., Chicago, London, and New York, and closure of our office in San Diego. Of the total $3.3 million charge for office space reduction, $2.0 million is related to the accrual of our remaining lease obligations at vacated spaces, net of estimated sublease income, and $1.1 million is related to accelerated depreciation of assets disposed of as a result of the exit of space. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014. Also included in the total $3.4 million restructuring charge is a $0.2 million pretax charge related to workforce reductions in our London office to better align our resources with market demand in our Huron Legal segment. The restructuring expense in 2013 primarily consisted of a $0.6 million charge for the consolidation of office space in the Washington, D.C. area that was acquired in the Adams Grayson acquisition that occurred in the second half of 2012. See Note 8 “Restructuring Charges” within the notes to our consolidated financial statements for further discussion of our restructuring expenses.

During the year ended December 31, 2014, we recorded remeasurement gains totaling $0.6 million related to the contingent consideration liability incurred in connection with a business acquisition during the first quarter of 2014. The initial acquisition date fair value of this liability was $0.6 million. There was no remeasurement gain or loss for the comparable period last year.

Net litigation and other gains totaled $5.9 million for the year ended December 31, 2013. These gains primarily consisted of a $5.3 million gain that was recorded as a result of reaching a settlement agreement to resolve a lawsuit brought by Huron.

Depreciation and amortization expense increased $4.5 million, or 22.0%, to $25.0 million for the year ended December 31, 2014, from $20.5 million for the year ended December 31, 2013. The increase primarily related to the amortization of intangible assets from businesses acquired during 2014 and the fourth quarter of 2013, as well as the depreciation of network equipment and leasehold improvements that were placed into service during the second half of 2013 and first half of 2014. Intangible asset amortization included within operating expenses relates to customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our acquisitions.

Operating Income

Operating income increased $3.1 million, or 2.6%, to $123.0 million for the year ended December 31, 2014, from $119.9 million for the year ended December 31, 2013. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 15.2% in 2014 compared to 16.6% in 2013. The decrease in operating margin was primarily attributable to the increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues and the decrease in litigation and other gains, partially offset by revenue growth that outpaced the increase in bonus expense for our revenue-generating professionals.

Other Expense, Net

Other expense, net increased $2.1 million, or 33.9%, to $8.4 million for the year ended December 31, 2014, from $6.3 million for the year ended December 31, 2013. Interest expense, net of interest income increased by $2.2 million, primarily from interest expense recorded for our Convertible Notes issued in September 2014, partially offset by a decrease in our borrowing levels under our senior secured credit facility. For 2014, interest expense related to the Convertible Notes totaled $3.5 million, consisting of $1.0 million for the stated coupon of the Convertible Notes and $2.5 million for the amortization of debt discount and debt issuance costs. For the year ending December 31, 2015, we expect interest expense related to the coupon of the Convertible Notes to be $3.1 million and interest expense for the amortization of debt discount and debt issuance costs related to the Convertible Notes to be $8.3 million.

Income Tax Expense

For the year ended December 31, 2014, we recognized income tax expense from continuing operations of $35.6 million on income from continuing operations of $114.6 million, for an effective tax rate of 31.0%. For the year ended December 31, 2013, we recognized income tax expense from continuing operations of $47.2 million on income from continuing operations of $113.6 million, for an effective tax rate of 41.5%. Our effective tax rate for 2014 was lower than the statutory rate, inclusive of state income taxes, primarily due to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million. This recognized benefit was partially offset by $1.2 million in expenses related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election. Our effective tax rate for 2013 was higher than the statutory rate, inclusive of state income taxes, primarily due to the impact of foreign losses with no tax benefit and certain non-deductible business expenses, partially offset by the impact of certain credits and deductions.

Net Income from Continuing Operations

Net income from continuing operations was $79.1 million for the year ended December 31, 2014, compared to $66.5 million for the year ended December 31, 2013. The $12.6 million increase in net income from continuing operations was primarily due to the increase in operating income, as well as the decrease in income tax expense, as discussed above. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the year ended December 31, 2014 was $3.45 compared to $2.92 for 2013.

EBITDA and Adjusted EBITDA

EBITDA increased $9.4 million, or 6.5%, to $152.9 million for the year ended December 31, 2014, from $143.5 million for the year ended December 31, 2013. Adjusted EBITDA increased $17.4 million, or 12.5%, to $155.7 million in 2014 from $138.4 million in 2013. The increase in EBITDA was primarily due to the increase in the segment operating income, as discussed below in Segment Results, partially offset by an increase in corporate expenses and a decrease in litigation and other gains. The increase in Adjusted EBITDA was primarily due to the increase in segment operating income, partially offset by an increase in corporate expenses, excluding the impact of the restructuring charges and litigation and other gains.

Adjusted Net Income from Continuing Operations

Adjusted net income from continuing operations increased $11.0 million, or 16.3%, to $78.5 million for the year ended December 31, 2014, compared to $67.5 million for the year ended December 31, 2013. The increase was primarily attributable to the increase in segment operating income and a decrease in tax expense when excluding the tax benefit related to our “check-the-box” election, partially offset by an increase in corporate expenses.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues increased $57.0 million, or 15.9%, to $415.8 million for the year ended December 31, 2014, from $358.8 million for the year ended December 31, 2013. Revenues for the year ended December 31, 2014 included $20.0 million from Vonlay, a business we acquired in the second quarter of 2014. During 2014, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 5.4%, 65.0%, 24.8%, and 4.8% of this segment’s revenues, respectively, compared to 1.6%, 64.6%, 29.1%, and 4.7%, respectively, in 2013.

Of the overall $57.0 million increase in revenues, $53.2 million was attributable to our full-time billable consultants and $3.8 million was attributable to our full-time equivalents. The increase in demand for our services in the Huron Healthcare segment reflected the continued pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected increases in the average number of full-time billable consultants and the average billing rate, partially offset by a decrease in consultant utilization rate. Performance-based fee revenue was $103.4 million during 2014 compared to $104.5 million during 2013. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria. With regard to our full-time equivalents, the Huron Healthcare segment experienced increases in both the average number of full-time equivalents and revenue per full-time equivalent during the year ended December 31, 2014 compared to the same period last year.

Operating Income

Huron Healthcare segment operating income increased $17.1 million, or 12.1%, to $159.0 million for the year ended December 31, 2014, from $141.9 million for the year ended December 31, 2013. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 38.2% in 2014 from 39.5% in 2013. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, as well as increases in contractor expense and intangible asset amortization expense as percentages of revenues, partially offset by revenue growth that outpaced the increase in bonus expense for our revenue-generating professionals during 2014 compared to 2013.

Huron Legal

Revenues

Huron Legal segment revenues increased $1.2 million, or 0.7%, to $183.6 million for the year ended December 31, 2014, from $182.4 million for the year ended December 31, 2013. During 2014, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 95.9%, 2.8%, 1.2%, and 0.1% of this segment’s revenues, respectively. During 2013, revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 95.6%, 3.8%, and 0.6% of this segment’s revenues, respectively.

Of the overall $1.2 million increase in revenues, $1.9 million was attributable to an increase in revenue generated by our full-time equivalents, partially offset by a $0.7 million decrease in revenue generated by our full-time billable consultants. The increase in revenue attributable to full-time equivalents was driven by an increase in revenue per full-time equivalent, partially offset by a decrease in the average number of full-time equivalents. The increase in full-time equivalent revenues reflected an increased demand for our discovery services. The $0.7 million decrease in full-time billable consultant revenue was driven by a decrease in the average number of full-time billable consultants, partially offset by increases in the consultant utilization rate and average billing rate during 2014 compared to 2013.

Operating Income

Huron Legal segment operating income increased $4.2 million, or 10.0%, to $46.2 million for the year ended December 31, 2014, from $42.0 million for the year ended December 31, 2013. Segment operating margin increased to 25.1% in 2014 from 23.0% in 2013. The increase in this segment’s operating margin was primarily attributable to a decrease in bonus expense and salaries and related expenses for our revenue-generating professionals, as well as a decrease in technology expense. These increases to operating margin were partially offset by increases in contractor expense and salaries and related expenses for our support personnel as a percentage of revenue.

Although Huron Legal full year revenues and operating income for 2014 increased compared to 2013, the fourth quarter of 2014 was significantly lower than each of the first three quarters of 2014 and did not meet management’s expectations, stemming largely from a more sudden than anticipated downturn in business resulting from the settlement of government investigations related to the credit crisis. The Huron Legal segment leadership team is currently executing several initiatives to improve the segment’s financial performance and increase sales of their service offerings. We believe that the services provided by the Huron Legal segment remain relevant in the marketplace and expect performance to improve during 2015 compared to the fourth quarter of 2014. In the event that the segment’s performance does not improve in line with our expectations during the first half of 2015, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take an impairment charge as a result of any such test. For further discussion of our 2014 annual goodwill impairment test, see “Critical Accounting Policies—Carrying Values of Goodwill and Other Intangible Assets” below and Note 3 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased $2.4 million, or 1.6%, to $146.0 million for the year ended December 31, 2014, from $143.6 million for the year ended December 31, 2013. Revenues for 2014 included $15.5 million from The Frankel Group Associates, a business that we acquired in the first quarter of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 71.2%, 24.3%, and 4.5% of this segment’s revenues, respectively, during 2014, compared to 81.0%, 15.0%, and 4.0%, respectively, in 2013.

Of the overall $2.4 million increase in revenues, $5.4 million was attributable to an increase in revenue generated by our full-time billable consultants, partially offset by a $3.0 million decrease in revenue generated by our full-time equivalents. The increase in revenues from our full-time billable consultants was driven by increases in the consultant utilization rate and the average billing rate, partially offset by a decrease in the average number of full-time billable consultants in 2014 compared to 2013. The decrease in revenue attributable to our full-time equivalents was attributable to decreases in both revenue per full-time equivalent and the average number of full-time equivalents in 2014 compared to 2013.

Operating Income

Huron Education and Life Sciences segment operating income increased $0.2 million to $36.1 million for the year ended December 31, 2014, from $36.0 million for the year ended December 31, 2013. The Huron Education and Life Sciences segment operating margin decreased slightly to 24.8% for 2014 from 25.0% for 2013. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for both our revenue-generating professionals and support personnel and bonus expense for our revenue-generating professionals, all as a percentage of revenues, partially offset by decreases in contractor expense and practice administration and meetings expense.

Huron Business Advisory

Revenues

Huron Business Advisory segment revenues increased $28.2 million, or 81.3%, to $62.8 million for the year ended December 31, 2014, from $34.7 million for the year ended December 31, 2013. Revenues for 2014 included $30.0 million from our EPM practice (formerly referred to as Blue Stone International, a business that we acquired during the fourth quarter of 2013), compared to revenues of $4.7 million during 2013. Included in the $30.0 million of revenues from our EPM practice in 2014 is $0.6 million from Threshold Consulting, Inc., a business that we acquired in the fourth quarter of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based engagements represented 79.5%, 13.8%, and 6.7% of this segment’s revenues, respectively, during 2014, compared to 78.8%, 18.4%, and 2.8% of this segment’s revenues, respectively, in 2013. Performance-based fee revenue was $4.2 million for the year ended December 31, 2014, of which $2.5 million was generated by Huron Transaction Advisory LLC, our registered broker-dealer established in the first quarter of 2014. Performance-based fee revenue was $1.0 million for the year ended December 31, 2013. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.

Of the overall $28.2 million increase in revenues, $26.2 million was attributable to our full-time billable consultants and $2.0 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in our consultant utilization rate and average billing rate when comparing 2014 to 2013. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent. The increases in the average number of full-time billable consultants and full-time equivalents, and the decreases in the average billing rate and revenue per full-time equivalent are largely the result of our acquisition of Blue Stone International.

Operating Income

Huron Business Advisory segment operating income increased by $6.8 million, or 94.6%, to $14.0 million for the year ended December 31, 2014, compared to $7.2 million for the year ended December 31, 2013. Segment operating margin increased to 22.3% for 2014 from 20.8% for 2013. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increases in bonus expense for our revenue-generating professionals and salaries and related expenses for both our revenue-generating professionals and support personnel. Decreases in restructuring expense, severance expense, and bonus expense for our support personnel also contributed to the increase in the operating margin, partially offset by increases in contractor expense, practice administration and meetings expense, and promotion and sponsorship expense as percentages of revenue.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues increased $94.5 million, or 15.1%, to $720.5 million for the year ended December 31, 2013, from $626.0 million for the year ended December 31, 2012. Of the overall $94.5 million increase in revenues, $87.9 million was attributable to our full-time consultants, while $6.6 million was attributable to our full-time equivalents.

The $87.9 million increase in full-time billable consultant revenues was driven by increases in the average number of billable consultants, our average bill rate, and our consultant utilization rate. This increase primarily reflected strengthened demand for our services in the Huron Healthcare, Huron Education and Life Sciences, and Huron Business Advisory segments. Revenue attributable to full-time consultants included an increase of $16.3 million in performance-based revenue, which was primarily generated by our Huron Healthcare segment. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee engagements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.

The $6.6 million increase in full-time equivalent revenues was driven by increases in revenue per full-time equivalent and the average number of full-time equivalents. Revenue attributable to full-time equivalents reflected increased use of contractors in the Huron Education and Life Sciences, Huron Healthcare, and Huron Business Advisory segments, partially offset by decreased demand for our document review services in the Huron Legal segment.

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

As previously disclosed in our second quarter 2013 Form 10-Q, and as discussed in Note 2 “Summary of Significant Accounting Policies” within the notes to our consolidated financial statements, in the second quarter of 2013, we identified a $1.1 million error in share-based compensation expense resulting from the incorrect use of the straight-line attribution method, rather than the graded vesting attribution method, for performance awards with graded vesting features granted in prior periods. The $1.1 million pretax adjustment, which represented the cumulative error related to all prior period financial statements beginning with the first quarter of 2010 through the first quarter of 2013, resulted in a $0.9 million increase in Direct costs and a $0.2 million increase in Selling, general and administrative expenses. After consideration of both quantitative and qualitative factors, we concluded that our previously issued annual and quarterly financial statements for the years 2010, 2011, and 2012 and the first quarter of 2013 were not materially misstated, and the effect of recognizing this adjustment during the second quarter of 2013 was not material for the period then ended and is not material for the full year 2013 results.

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

Restructuring expense for the year ended December 31, 2013 was $0.8 million compared to $4.0 million for the year ended December 31, 2012. The expense in 2013 primarily related to a $0.6 million restructuring charge related to the consolidation of office space in the Washington, D.C. area. This office space was acquired in the Adams Grayson acquisition that occurred in the second half of 2012. See Note 8 “Restructuring Charges” within the notes to our consolidated financial statements for further discussion of our restructuring expenses.

We did not incur restatement related expenses during the year ended December 31, 2013. During 2012, expenses incurred in connection with our 2009 restatement totaled $1.8 million and consisted primarily of legal fees. As a result of the 2012 settlement with the SEC, we do not expect to incur any additional restatement related expenses.

Net litigation and other gains totaled $5.9 million for the year ended December 31, 2013, compared to a litigation settlement loss of $1.2 million during 2012. During the third quarter of 2013, we reached a settlement agreement to resolve a lawsuit brought by Huron, resulting in a gain of $5.3 million being recorded. During the second quarter of 2012, we conducted preliminary settlement discussions in another litigation matter, and as a result, we recorded a charge of $1.2 million. In the first quarter of 2013, we were granted our motion for summary judgment and the complaint was dismissed in its entirety with prejudice. As a result, during the first quarter of 2013, we reversed the charge of $1.2 million taken during 2012. During the fourth quarter of 2013, we settled a dispute with a former client, and as a result recorded a charge of $0.6 million.

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

Goodwill impairment charge expense was $13.1 million during 2012 and was related to our Huron Business Advisory segment. See Note 3 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for further discussion of this charge.

Operating Income

Operating income increased $46.5 million, or 63.3%, to $119.9 million for the year ended December 31, 2013, from $73.4 million for the year ended December 31, 2012. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 16.6% in 2013 compared to 11.7% in 2012. The increase in operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and contractor expense, as well as the decreases in facilities and other office related expenses, restructuring expenses, and restatement expenses. These increases to the operating margin were partially offset by an increase in bonus expense for both our revenue-generating professionals and support personnel as a percentage of revenues when comparing 2013 to 2012. The operating margin in 2013 was also favorably impacted by the net litigation and other settlement gain in the period, while the operating margin in 2012 was negatively impacted by the goodwill impairment charge and litigation settlement loss in that period.

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

EBITDA and Adjusted EBITDA

EBITDA increased $47.7 million to $143.5 million for the year ended December 31, 2013, from $95.8 million for the year ended December 31, 2012. Adjusted EBITDA increased $22.6 million to $138.4 million in 2013 from $115.8 million in 2012. The increase in EBITDA was primarily driven by increases in the segment operating income of our Huron Healthcare and Huron Business Advisory segments, partially offset by decreases in the segment operating income of our Huron Education and Life Sciences and Huron Legal segments, as discussed below in Segment Results. The increase in EBITDA was also due to decreases in the goodwill impairment charge, restructuring expenses, and restatement related expenses in 2013 compared to 2012. The increase in Adjusted EBITDA was primarily due to the increase in segment operating income in 2013.

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

Of the overall $2.5 million decrease in revenues, $1.9 million was attributable to a decrease in revenue generated by our full-time equivalents, while $0.6 million was attributable to a decrease in revenue generated by our full-time billable consultants. The decrease in revenue attributable to full-time equivalents was driven by a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents. The decrease in full-time equivalent revenues reflected a decreased demand for our document review services. The $0.6 million decrease in full-time billable consultant revenue was driven by decreases in the consultant utilization rate and average bill rate, partially offset by an increase in the average number of full-time billable consultants.

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

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased $14.2 million, or 11.0%, to $143.6 million for the year ended December 31, 2013, from $129.4 million for the year ended December 31, 2012. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 81.0%, 15.0%, and 4.0% of this segment’s revenues during 2013, respectively, compared to 78.2%, 17.9%, and 3.9% in 2012, respectively.

Of the overall $14.2 million increase in revenues, $8.4 million was attributable to our full-time billable consultants and $5.8 million was related to our full-time equivalents. The overall increase in demand for our services in the Huron Education and Life Sciences segment reflected the increased competitive pressures faced by our clients as the result of increased regulation, rising costs, and declining funding. The increase in revenues from our full-time billable consultants was driven by increases in the average number of full-time billable consultants and the average billing rate in 2013 compared to 2012, partially offset by a decrease in the consultant utilization rate. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents in 2013 compared to 2012, partially offset by a decrease in revenue per full-time equivalent during the same period.

Operating Income

Huron Education and Life Sciences segment operating income decreased $2.3 million, or 6.1%, to $36.0 million for the year ended December 31, 2013, from $38.3 million for the year ended December 31, 2012. The Huron Education and Life Sciences segment operating margin decreased to 25.0% for 2013 from 29.6% for 2012. The decrease in this segment’s operating margin was primarily attributable to increases in contractor expense, salaries and related expenses for both our revenue-generating professionals and support personnel, and practice administration and meetings expenses, all as percentages of revenues, partially offset by a decrease in bonus expense for our revenue-generating professionals.

Huron Business Advisory

Revenues

Huron Business Advisory segment revenues increased $12.7 million, or 57.5%, to $34.7 million for the year ended December 31, 2013, from $22.0 million for the year ended December 31, 2012. Revenues for 2013 included $4.7 million from our EPM practice (formerly referred to as Blue Stone International, a business that we acquired during the fourth quarter of 2013). Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based engagements represented 78.8%, 18.4%, and 2.8% of this segment’s revenues during 2013, respectively, compared to 74.1%, 23.6%, and 2.3% of this segment’s revenues in 2012, respectively.

Of the overall $12.7 million increase in revenues, $12.1 million was attributable to our full-time billable consultants and $0.6 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in our consultant utilization rate and the average number of full-time billable consultants, partially offset by a decrease in average bill rate when comparing 2013 to 2012. The increase in revenue attributable to our full-time equivalents was driven by an increase in revenue per full-time equivalent in 2013 compared to 2012. Performance-based fee revenues were $1.0 million in 2013 compared to $0.5 million in 2012. The overall increase in revenues is also partly attributable to an increase in demand for our restructuring and turnaround and operational improvement consulting services. The increased demand within this segment is partially the result of the initiatives we undertook during 2012, which included, among other things, broadening our service offerings, hiring additional managing directors, and increasing collaboration with our other practices, all of which were intended to increase demand for our services and improve the segment’s financial performance.

Operating Income

Huron Business Advisory segment operating income increased by $5.3 million to $7.2 million for the year ended December 31, 2013, compared to $1.9 million for the year ended December 31, 2012. Segment operating margin increased to 20.8% for 2013 from 8.6% for 2012. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for both our revenue-generating professionals and support personnel and decreases in promotion and sponsorship expense and practice administration and meetings expenses, partially offset by an increase in bonus expense for both our revenue-generating professionals and support personnel as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $256.9 million, $58.1 million, and $25.2 million at December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$146,453	$115,258	$102,364
Net cash used in investing activities	$(93,831)	$(52,658)	$(74,239)
Net cash provided by (used in) financing activities	$146,170	$(29,648)	$(8,071)

Operating Activities

Net cash provided by operating activities totaled $146.5 million, $115.3 million, and $102.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.

The increase in cash provided by operations in 2014 compared to 2013 was primarily attributable to increased cash collections from clients, driven by our growth in revenues, as well as lower tax payments, and higher net income, partially offset by an increase in the amount paid for annual performance bonuses and an increase in unbilled services from clients. The increase in the unbilled services from clients was driven by several large healthcare implementation projects where the services provided and corresponding revenue recognized as of December 31, 2014 has exceeded the amount billed to the client in accordance with the contractual billing terms. We expect to bill and collect these unbilled services in 2015. The increase in unbilled services is largely offset by the improved collections on billed services.

The increase in cash provided by operations in 2013 when compared to 2012 was primarily attributable to higher net income and lower bonus payments in 2013, partially offset by an increase in receivables of billed and unbilled services from clients and increased tax payments during 2013 compared to 2012. The increase in receivables of billed services from clients was primarily driven by several large performance-based fee engagements where the revenue recognized as of December 31, 2013 was not collected until the first quarter of 2014.

Investing Activities

Net cash used in investing activities was $93.8 million, $52.7 million, and $74.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The use of cash in 2014 primarily consisted of $54.0 million for purchases of businesses, $25.9 million for purchases of property and equipment, and $12.5 million for the purchase of a convertible debt investment in Shorelight Holdings, LLC (“Shorelight”). Shorelight, the parent company of Shorelight Education, is a U.S.-based company that partners with leading nonprofit universities to increase access and retention of international students, boost institutional growth, and enhance an institution’s global footprint. The zero coupon convertible notes will mature on July 1, 2020, unless converted earlier.

The use of cash in 2013 primarily consisted of $30.3 million for purchases of businesses and $20.2 million for purchases of property and equipment.

The use of cash in 2012 primarily consisted of $32.2 million of additional purchase consideration earned by the selling shareholders of businesses that we acquired in previous years based on 2011 performance, $22.1 million for business acquisitions in 2012, and $17.5 million for purchases of property and equipment.

We estimate that the cash utilized for purchases of property and equipment in 2015 will be approximately $30.0 million, primarily consisting of information technology related equipment and leasehold improvements to support our corporate infrastructure and our document review and processing services.

Financing Activities

Net cash provided by financing activities was $146.2 million for the year ended December 31, 2014, while net cash used in financing activities was $29.6 million and $8.1 million for the years ended December 31, 2013 and 2012, respectively. In September 2014, we issued $250 million principal amount of the Convertible Notes, which provided proceeds of $242.7 million, net of issuance costs. In connection with the issuance of the Convertible Notes, we paid

$42.1 million for the convertible note hedge transactions and received $23.6 million for the sale of warrants. Borrowings made under our credit facility to fund operations during 2014 totaled $129.0 million, with repayments during the period totaling $154.0 million. During 2014, we repurchased and retired $50.0 million of our common stock under the February 2014 Share Repurchase Program, which completed the repurchase program. In October 2014, our board of directors authorized an additional share repurchase program pursuant to which we may, from time to time, repurchase up to $50.0 million of our common stock through October 31, 2015. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. As of December 31, 2014, $50.0 million remained available for share repurchases under the October 2014 Share Repurchase Program.

During 2013, our financing activities primarily consisted of $119.8 million of repayments on our credit facility, mostly offset by $96.0 million of borrowings made under our credit facility. Our financing activities during 2013 also included $5.4 million of deferred acquisition payments related to prior year acquisitions and $1.2 million for debt issuance costs.

During 2012, repayments on our credit facility totaled $274.0 million, while borrowings made under our credit facility totaled $273.0 million. Our cash used in financing activities during 2012 also included $4.4 million of cash paid for employees’ tax withholding obligations as part of a net-share settlement of share-based awards, $2.5 million of cash paid for debt issuance costs, and $2.0 million for deferred acquisition payments.

Financing Arrangements

At December 31, 2014, we had $250 million principal amount of our 1.25% convertible senior notes outstanding and $143.8 million outstanding under our term loan, as discussed below.

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

For further information see Note 5 “Financing Arrangements” within the notes to our consolidated financial statements. For a discussion of certain risks and uncertainties related to the Convertible Notes see “Part I—Item 1A. Risk Factors.”

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

The principal balance of the Term Loan is subject to scheduled quarterly principal payments. As of December 31, 2014, the quarterly principal payments are $6.3 million and increase to $7.5 million beginning June 30, 2015 until the maturity date of September 25, 2018, at which time a final payment of $40 million, plus any accrued and unpaid interest, will be due, as set forth in the 2011 Credit Agreement. Any outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on September 25, 2018.

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances.

Borrowings outstanding under the senior secured credit facility at December 31, 2014 totaled $143.8 million, all of which was under the Term Loan. These borrowings carried a weighted average interest rate of 2.3%, including the effect of the interest rate swaps described below in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At December 31, 2014, we had no borrowings outstanding under the Revolver, and outstanding letters of credit totaled $5.1 million, which are primarily used as security deposits for our office facilities. As of December 31, 2014, the unused borrowing capacity under the 2011 Credit Agreement was $242.4 million. The average daily outstanding balance under our credit facility was $165.2 million during the year ended December 31, 2014.

Borrowings outstanding under this credit facility at December 31, 2013 were $168.8 million and carried a weighted average interest rate of 2.0% including the effect of the interest rate swaps.

For further information see Note 5 “Financing Arrangements” within the notes to our consolidated financial statements. For a discussion of certain risks and uncertainties related to the 2011 Credit Agreement see “Part I—Item 1A. Risk Factors.”

Future Needs

Our primary financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. We believe our internally generated liquidity, together with our available cash on hand, the borrowing capacity available under our revolving credit facility, and access to external capital resources will be adequate to fund our long-term growth and capital needs arising from cash commitments and debt service obligations. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.

CONTRACTUAL OBLIGATIONS

The following table represents our significant obligations and commitments as of December 31, 2014 and the scheduled years of payments (in thousands).

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term bank borrowings—principal and interest (1)	$149,535	$30,977	$62,963	$55,595	$—
Convertible senior notes—principal and interest (2)	265,807	3,307	6,250	256,250	—
Capital lease obligations (3)	49	49	—	—	—
Operating lease obligations (3)	79,882	14,577	23,267	15,245	26,793
Purchase obligations (4)	19,961	13,665	5,607	689	—
Uncertain tax positions (5)	2,488
Deferred compensation (6)	7,452

Total contractual obligations	$525,174	$62,575	$98,087	$327,779	$26,793

(1)	The interest payments on long-term bank borrowings are estimated in the table above based on the principal amount outstanding as of December 31, 2014, the scheduled quarterly principal payments, and the interest rate in effect as of December 31, 2014. The actual interest payments may differ in the future based on changes in our borrowings outstanding. Actual interest payments may also differ as the interest rate varies based on fluctuations in the variable base rates provided for in the 2011 Credit Agreement and the spread we pay over those base rates. Refer to “Liquidity and Capital Resources” and Note 5 “Financing Arrangements” within the notes to our consolidated financial statements for more information on our outstanding borrowings.

(2)	In September 2014, we issued $250 million principal of 1.25% convertible senior notes due 2019. We will pay cash interest on the outstanding notes at an annual rate of 1.25% semi-annually on April 1 and October 1 of each year until October 1, 2019, at which time we will repay any accrued and unpaid interest and the principal amount of all outstanding notes.

(3)	We lease our facilities and equipment under operating and capital lease arrangements expiring on various dates through 2024, with various renewal options. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount.

(4)	Purchase obligations include sponsorships, subscriptions to research tools, information technology, and other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation.

(5)	Our liabilities for uncertain tax positions are classified as non-current. As we are unable to reasonably estimate the timing of future payments as it depends on examinations by taxing authorities, the related balance has not been reflected in the “Payments Due by Period” section of the table.

(6)	Included in Deferred compensation and other liabilities on our Consolidated Balance Sheet as of December 31, 2014 is a $7.5 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table. Refer to Note 12 “Employee Benefit and Deferred Compensation Plans” within the notes to our consolidated financial statements for more information on our deferred compensation plan.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies,” within the notes to our consolidated financial statements. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and accounting for income taxes.

Revenue Recognition

We recognize revenues in accordance with Account Standards Codification (“ASC”) 605, “Revenue Recognition.” Under ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee (including software license revenue), performance-based, and support and maintenance for the software we deploy.

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

We have arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are allocated to each element based on the element’s fair value in accordance with ASC 605 and recognized pursuant to the criteria described above.

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

Carrying Values of Goodwill and Other Intangibles Assets

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. We are required to test goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. We have six reporting units, which consist of our Huron Healthcare, Huron Legal, Huron Education and Life Sciences, and All Other operating segments, and our Financial Advisory practice and Enterprise Performance Management (“EPM”) practice, which make up our Huron Business Advisory operating segment.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis.

Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit’s goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we determine using a combination of the income approach and the market approach, to the respective carrying value, which includes goodwill. For companies providing services similar to those provided by us, the income and market approaches will generally provide the most reliable indications of fair value because the value of such companies is dependent on their ability to generate earnings. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

We tested our goodwill for impairment twice during 2014, as discussed below.

First Quarter 2014 Goodwill Reassignment.    During the first quarter of 2014, we reorganized our internal operating structure to better align our service offerings and moved our EPM practice (formerly referred to as Blue Stone International, a business which we acquired during the fourth quarter of 2013) from the Huron Education and Life Sciences segment to the Huron Business Advisory segment. As a result of this change, we reassigned the goodwill balance of the EPM practice, which totaled $16.7 million as of March 31, 2014, from the Huron Education and Life Sciences reporting unit to the EPM reporting unit, which is part of the Huron Business Advisory segment.

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

2014 Annual Goodwill Impairment Analysis.    Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2014 on our five reporting units with goodwill balances: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Financial Advisory and EPM. Our All Other reporting unit does not have a goodwill balance.

For the Huron Healthcare, Huron Education and Life Sciences, and Financial Advisory reporting units, we first qualitatively assessed whether it was more likely than not that the respective fair values of these reporting units were less than their carrying amounts, including goodwill. We considered various qualitative factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. We considered the specific outlooks for each reporting unit based on our most recent financial projections. We also considered the fact that most of the valuation multiples used in the market approach, which are derived from guideline companies, increased over the past year. In addition, we considered the most recent quantitative analysis performed for each reporting unit, which indicated the fair values of these reporting units significantly exceeded their carrying amounts. Based on our assessments, we determined that the fair values for the Huron Healthcare, Huron Education and Life Sciences, and Financial Advisory reporting units were more likely than not greater than their respective carrying amounts. As such, performing the first step of the two-step impairment test for these reporting units was unnecessary.

For the Huron Legal and EPM reporting units, we performed the first step of the quantitative two-step impairment test by comparing the fair value of each reporting unit to the respective carrying amount, including goodwill. Based on the results of the first step of the goodwill impairment test, we determined that the fair values of the Huron Legal and EPM reporting units exceeded their carrying values by 28% and 14%, respectively. Since the fair value of each reporting unit exceeded its respective carrying value, the second step of the goodwill impairment test was not necessary.

In estimating the fair value of our Huron Legal and EPM reporting units, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting.

In the income approach, we utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates, and profitability, among others. In estimating future cash flows, we relied on an internally generated seven-year forecast. For periods after the seven-year forecast, we assumed a long-term annual revenue growth rate of 3.5% for both reporting units. Our forecast is based on historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 13.0% weighted average cost of capital (“WACC”) discount rate for both reporting units.

In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are evaluated and adjusted based on our specific characteristics relative to the selected guideline companies and applied to the operating data for the reporting units to arrive at an indication of value.

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

While the results of the first step of the Huron Legal goodwill impairment analysis indicated its fair value exceeded its carrying value, including goodwill, by 28%, or $28.7 million, this represents a decrease compared to the prior quantitative impairment analysis performed as of November 30, 2012, which, at that time, indicated its fair value exceeded its then carrying value by 60%, or $74.6 million. The decrease is primarily a result of a decrease in expected after-tax cash flows that will be generated by the reporting unit, which was driven by the decline in revenue and operating income during the second half of 2014, and especially the fourth quarter of 2014. Although Huron Legal full year revenues and operating income for 2014 increased compared to 2013, the fourth quarter 2014 results were significantly lower than each of the first three quarters of 2014 and did not meet management’s expectations, stemming largely from a more sudden than anticipated downturn in business resulting from the settlement of government investigations related to the credit crisis. The Huron Legal segment leadership team is currently executing several initiatives to improve the segment’s financial performance and increase sales of their service offerings. We believe that the services provided by the Huron Legal segment remain relevant in the marketplace and expect performance to improve during 2015 compared to the fourth quarter of 2014. In the event that the segment’s performance does not improve in line with our expectations during the first half of 2015, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and could be required to take an impairment charge as a result of any such test.

The table below presents, based on the goodwill impairment test performed as of November 30, 2014, the decrease in the fair value of our Huron Legal and EPM reporting units given a 100 basis point increase in the assumed discount rate or a 100 basis point decrease in the assumed long-term annual revenue growth rate.

	Huron Legal		Enterprise Performance Management
	Decrease in Fair Value of the Reporting Unit (in thousands)	Percentage by which Fair Value Exceeds Carrying Amount	Decrease in Fair Value of the Reporting Unit (in thousands)	Percentage by which Fair Value Exceeds Carrying Amount
Discount rate—increase by 100 bps	$5,300	23%	$1,500	9%
Long-term growth rate—decrease by 100 bps	$2,500	26%	$800	11%

The carrying values of goodwill for each of our reporting units as of December 31, 2014 are as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Huron Healthcare	$377,588
Huron Legal	52,555
Huron Education and Life Sciences	102,906
Financial Advisory	16,094
Enterprise Performance Management	18,003

Total	$567,146

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $24.7 million at December 31, 2014 and primarily consist of customer contracts, customer relationships, non-competition agreements, trade names, technology and software, and a document reviewer database. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For example, higher or earlier-than-expected customer attrition may result in an increase in future amortization charges or an impairment charge for customer-related intangible assets.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period.

Deferred tax assets and liabilities are recorded for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in our management’s opinion, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Our tax positions are subject to income tax audits by federal, state, local, and foreign tax authorities. A tax benefit from an uncertain position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based on its technical merits. We measure the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time.

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

SUBSEQUENT EVENTS

Effective January 1, 2015, we completed our acquisition of Sky Analytics, Inc., a Massachusetts-based provider of legal spend management software for corporate law departments. Sky Analytics provides in-house legal departments with a web-based platform to access on-demand legal spend information and analytics. The results of operations of Sky Analytics will be included within the Huron Legal segment.

On February 12, 2015, we completed our acquisition of Studer Holdings, Inc. (“Studer Group”). Studer Group and its subsidiaries are primarily engaged in the healthcare and education consulting, coaching, and publishing business. Under the terms of the merger agreement, we acquired Studer Group for the base purchase price of $325 million, consisting of $323 million in cash and $2 million in Huron common stock. The cash component of the transaction was financed with cash on hand and borrowings under our senior secured credit facility. The results of operations of Studer Group will be included within the Huron Healthcare segment. Supplemental pro forma information of Studer Group is not available as of the date of these financial statements.

We have not yet completed a valuation of the assets acquired and liabilities assumed in either acquisition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Market Risk and Interest Rate Risk

The value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The remaining carrying value of our Convertible Notes was $212.9 million as of December 31, 2014, which represents the liability component of the $250 million principal balance. The total estimated fair value of our Convertible Notes at December 31, 2014 was $261.9 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the year ended December 31, 2014, which was $104.761 per $100 principal amount.

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

We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to the LIBOR, Federal Funds Rate, Prime Rate, or Eurodollar Rate. At December 31, 2014, we had borrowings outstanding under the credit facility totaling $143.8 million that carried a weighted average interest rate of 2.3% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $0.3 million effect on our pretax income including the effect of the interest rate swaps.

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

Including the impact of the above swap agreements, the effective interest rate on $115.0 million of our variable-rate debt, which equals the notional amount of the swap agreements in effect at December 31, 2014, was 2.4%.

We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2014, the fair value of the investment was $12.3 million, with a total cost basis of $12.5 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2015 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all of our employees, officers and directors. The Code is available on the Corporate Governance page of our website at www.huronconsultinggroup.com. If we make any amendments to or grant any waivers from the Code which are required to be disclosed pursuant to the Securities Exchange Act of 1934, we will make such disclosures on our website.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2014 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders (1):
2004 Omnibus Stock Plan	162,386	$26.69	—	(2)
2012 Omnibus Incentive Plan	36,617	$39.19	1,198,275
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	199,003	$28.99	1,198,275

(1)	Our 2012 Omnibus Incentive Plan was approved by our shareholders at our annual meeting held on May 1, 2012, and an amendment to the 2012 Omnibus Incentive Plan to increase the number of shares reserved for issuance thereunder by 850,000 shares was approved by our shareholders at our annual meeting held on May 2, 2014. Our previous equity compensation plans were approved by the existing shareholders prior to our initial public offering.

(2)	Upon adoption of the 2012 Omnibus Incentive Plan, we terminated the 2004 Omnibus Stock Plan with respect to future awards and no further awards will be granted under this plan.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Earnings and Other Comprehensive Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules—The financial statement schedules required by this item are included in the Consolidated Financial Statements and accompanying notes.

3.	Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 26, 2015, by and among Huron Consulting Group Inc., Texas Acquisition Inc., Studer Holdings, Inc. and Fortis Advisors LLC, solely in the capacity as stockholders’ and optionholders’ representative thereunder.			8-K		2.1	2/13/15
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.			10-K	12/31/04	3.1	2/16/05
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.			8-K		3.1	4/14/11
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/04
4.2	Indenture (including Form of Note) with respect to the Company’s 1.25% Convertible Senior Notes due 2019, dated as of September 10, 2014, between Huron Consulting Group Inc. and U.S. Bank National Association, as trustee.			8-K		10.1	9/16/14
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/04
10.2*	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan.			S-8		10.1	5/5/10

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.3	Amended and Restated Credit Agreement, dated as of April 14, 2011, among Huron Consulting Group Inc., as the Company, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Harris Bank and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.			8-K		10.1	4/19/11
10.4*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/08	10.12	2/24/09
10.5*	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.			8-K		10.1	1/14/10
10.6*	Senior Management Agreement by and between Huron Consulting Group Inc. and Diane Ratekin.			8-K		10.1	3/22/11
10.7*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K		10.1	7/19/11
10.8	Amended and Restated Security Agreement, dated as of April 14, 2011.			8-K		10.2	4/19/11
10.9	Amended and Restated Pledge Agreement, dated as of April 14, 2011.			8-K		10.3	4/19/11
10.10*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated.			DEF 14A		Appendix A	3/24/14
10.11	Amendment No. 1 to the Credit Agreement, dated as of August 31, 2012, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	9/4/12
10.12	Joinder Agreement, dated as of August 20, 2012, by and between LegalSource LLC and Bank of America, N.A., as Administrative Agent and Collateral Agent under the Amended and Restated Credit Agreement dated as of April 14, 2011 among Huron Consulting Group Inc., as Borrower, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. as Administrative Agent and Collateral Agent.			8-K		10.2	9/4/12

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.13	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/12	10.17	2/21/13
10.14	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/12	10.18	2/21/13
10.15	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/12	10.19	2/21/13
10.16	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/13
10.17*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/12	10.20	2/21/13
10.18	Amendment No. 2 to the Credit Agreement, dated as of September 25, 2013, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, the Lenders identified on the signature pages thereto, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	09/26/13
10.19	Amendment No. 3 to the Credit Agreement, dated as of February 14, 2014, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			10-K	12/31/13	10.20	2/26/14
10.20	Amendment No. 4 to the Credit Agreement, dated as of June 27, 2014, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			10-Q	6/30/13	10.1	7/30/14
10.21	Amendment No. 5 to the Credit Agreement, dated as of September 3, 2014, by and among Huron Consulting Group Inc., as the Borrower, certain subsidiaries as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	9/3/14
10.22	Purchase Agreement, dated as of September 4, 2014, between Huron Consulting Group Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Representatives of the several Initial Purchasers.			8-K		10.1	9/5/14

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.23	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.2	9/5/14
10.24	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.3	9/5/14
10.25	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.4	9/5/14
10.26	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.5	9/5/14
10.27	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.1	9/16/14
10.28	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.2	9/16/14
10.29	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.3	9/16/14
10.30	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.4	9/16/14
10.31*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement (Stock Ownership Participation Program).	X
10.32*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Performance Stock Unit Agreement.	X

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.33*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Stock Option Agreement.	X
10.34*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan NEO Performance Stock Unit Agreement.	X
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ James H. Roth	President, Chief Executive Officer and Director	February 24, 2015
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

Signature	Title	Date

/s/ JAMES H. ROTH James H. Roth	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2015

/s/ JOHN F. MCCARTNEY John F. McCartney	Non-Executive Chairman of the Board	February 24, 2015

/s/ GEORGE E. MASSARO George E. Massaro	Vice Chairman of the Board	February 24, 2015

/s/ C. MARK HUSSEY C. Mark Hussey	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2015

/s/ JOHN D. KELLY John D. Kelly	Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	February 24, 2015

/s/ DUBOSE AUSLEY DuBose Ausley	Director	February 24, 2015

/s/ JAMES D. EDWARDS James D. Edwards	Director	February 24, 2015

/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director	February 24, 2015

/s/ JOHN S. MOODY John S. Moody	Director	February 24, 2015

/s/ DEBRA ZUMWALT Debra Zumwalt	Director	February 24, 2015

HURON CONSULTING GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and other comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Huron Consulting Group Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, IL

February 24, 2015

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$256,872	$58,131
Receivables from clients, net	98,640	123,750
Unbilled services, net	91,392	55,125
Income tax receivable	8,125	270
Deferred income taxes, net	14,772	15,498
Prepaid expenses and other current assets	16,358	19,740

Total current assets	486,159	272,514
Property and equipment, net	44,677	38,742
Long-term investment	12,250	—
Other non-current assets	20,998	16,485
Intangible assets, net	24,684	21,222
Goodwill	567,146	536,637

Total assets	$1,155,914	$885,600

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,085	$8,185
Accrued expenses	17,089	19,180
Accrued payroll and related benefits	106,488	97,677
Current maturities of long-term debt	28,750	25,000
Accrued consideration for business acquisitions	226	5,177
Income tax payable	—	2,917
Deferred revenues	12,738	15,248

Total current liabilities	176,376	173,384
Non-current liabilities:
Deferred compensation and other liabilities	10,838	5,360
Long-term debt, net of current portion	327,852	143,750
Deferred lease incentives	13,359	12,355
Deferred income taxes, net	26,855	20,487

Total non-current liabilities	378,904	181,952
Commitments and Contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,976,395 and 25,246,565 shares issued at December 31, 2014 and December 31, 2013, respectively	241	245
Treasury stock, at cost, 2,097,173 and 1,993,769 shares at December 31, 2014 and December 31, 2013, respectively	(94,074)	(88,091)
Additional paid-in capital	442,308	443,144
Retained earnings	254,814	175,763
Accumulated other comprehensive loss	(2,655)	(797)

Total stockholders’ equity	600,634	530,264

Total liabilities and stockholders’ equity	$1,155,914	$885,600

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues and reimbursable expenses:
Revenues	$811,332	$720,522	$625,961
Reimbursable expenses	77,875	67,267	55,764

Total revenues and reimbursable expenses	889,207	787,789	681,725
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	500,171	443,539	384,884
Amortization of intangible assets and software development costs	4,888	3,091	3,809
Reimbursable expenses	77,856	67,320	55,772

Total direct costs and reimbursable expenses	582,915	513,950	444,465

Operating expenses and other operating gains:
Selling, general and administrative expenses	155,434	138,538	125,266
Restructuring charges	3,438	761	4,004
Restatement related expenses	—	—	1,785
Litigation and other (gains) losses	(590)	(5,875)	1,150
Depreciation and amortization	25,014	20,510	18,529
Goodwill impairment charge	—	—	13,083

Total operating expenses and other operating gains	183,296	153,934	163,817

Operating income	122,996	119,905	73,443

Other income (expense), net:
Interest expense, net of interest income	(8,741)	(6,518)	(8,223)
Other income, net	353	252	428

Total other expense, net	(8,388)	(6,266)	(7,795)

Income from continuing operations before income tax expense	114,608	113,639	65,648
Income tax expense	35,557	47,176	29,695

Net income from continuing operations	79,051	66,463	35,953
Income (loss) from discontinued operations, net of tax	—	(30)	475

Net income	$79,051	$66,433	$36,428

Net earnings per basic share:
Net income from continuing operations	$3.52	$2.98	$1.64
Income (loss) from discontinued operations, net of tax	—	—	0.02

Net income	$3.52	$2.98	$1.66

Net earnings per diluted share:
Net income from continuing operations	$3.45	$2.92	$1.61
Income (loss) from discontinued operations, net of tax	—	—	0.02

Net income	$3.45	$2.92	$1.63

Weighted average shares used in calculating earnings per share:
Basic	22,431	22,322	21,905
Diluted	22,925	22,777	22,285

Comprehensive income:
Net income	$79,051	$66,433	$36,428
Foreign currency translation gain (loss), net of tax	(1,618)	89	129
Unrealized loss on investment, net of tax	(250)	—	—
Unrealized gain (loss) on cash flow hedging instruments, net of tax	10	473	(279)

Other comprehensive income (loss)	(1,858)	562	(150)

Comprehensive income	$77,193	$66,995	$36,278

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock			Retained Earnings		Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	23,362,828	$234	(1,679,033)	$(75,735)	$400,597	$72,902	$(1,209)	$396,789

Comprehensive income						36,428	(150)	36,278
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	497,028	5	(91,304)	(3,542)	3,537			—
Exercise of stock options	44,269	1			275			276
Share-based compensation					15,490			15,490
Shares redeemed for employee tax withholdings			(119,128)	(4,438)				(4,438)
Income tax benefit on share-based compensation					926			926

Balance at December 31, 2012	23,904,125	$240	(1,889,465)	$(83,715)	$420,825	$109,330	$(1,359)	$445,321

Comprehensive income						66,433	562	66,995
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	508,477	5	(82,674)	(2,927)	2,922			—
Exercise of stock options	40,859	—			198			198
Share-based compensation					17,084			17,084
Shares redeemed for employee tax withholdings			(31,565)	(1,449)				(1,449)
Income tax benefit on share-based compensation					2,115			2,115

Balance at December 31, 2013	24,453,461	$245	(2,003,704)	$(88,091)	$443,144	$175,763	$(797)	$530,264

Comprehensive income						79,051	(1,858)	77,193
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	429,482	4	(50,276)	(2,330)	2,326			—
Exercise of stock options	38,042	—			857			857
Share-based compensation					20,118			20,118
Shares redeemed for employee tax withholdings			(55,336)	(3,653)				(3,653)
Income tax benefit on share-based compensation					5,103			5,103
Equity component of convertible senior notes, net of tax and issuance costs					22,739			22,739
Purchase of convertible senior note hedges, net of tax					(25,612)			(25,612)
Issuance of warrants					23,625			23,625
Share repurchases	(805,392)	(8)			(49,992)			(50,000)

Balance at December 31, 2014	24,115,593	$241	(2,109,316)	$(94,074)	$442,308	$254,814	$(2,655)	$600,634

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$79,051	$66,433	$36,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,989	23,609	25,251
Share-based compensation	20,130	18,347	15,651
Amortization of debt discount and issuance costs	3,832	1,363	1,116
Allowances for doubtful accounts and unbilled services	5,918	4,411	(4,935)
Deferred income taxes	8,096	4,683	(521)
Goodwill impairment charge	—	—	13,083
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients	30,072	(21,731)	19,713
(Increase) decrease in unbilled services	(38,211)	(11,932)	4,333
(Increase) decrease in current income tax receivable / payable, net	(10,773)	(5,027)	27,078
(Increase) decrease in other assets	2,324	(174)	1,499
Increase (decrease) in accounts payable and accrued liabilities	9,164	1,514	(10,226)
Increase (decrease) in accrued payroll and related benefits	8,835	34,724	(5,676)
Increase (decrease) in deferred revenues	(2,974)	(962)	(20,430)

Net cash provided by operating activities	146,453	115,258	102,364

Cash flows from investing activities:
Purchases of property and equipment	(25,913)	(20,225)	(17,521)
Investment in life insurance policies	(1,775)	(1,002)	(600)
Purchases of businesses, net of cash acquired	(53,971)	(30,297)	(55,223)
Purchases of convertible debt investment	(12,500)	—	—
Capitalization of internally developed software	—	(1,572)	(895)
Proceeds from note receivable	328	438	—

Net cash used in investing activities	(93,831)	(52,658)	(74,239)

Cash flows from financing activities:
Proceeds from exercise of stock options	857	198	276
Shares redeemed for employee tax withholdings	(3,653)	(1,449)	(4,438)
Tax benefit from share-based compensation	5,107	2,354	1,585
Share repurchases	(50,000)	—	—
Proceeds from borrowings under credit facility	129,000	96,000	273,000
Repayments on credit facility	(154,000)	(119,750)	(274,000)
Proceeds from convertible senior notes issuance	250,000	—	—
Proceeds from sale of warrants	23,625	—	—
Payments for convertible senior note hedges	(42,125)	—	—
Payments for debt issuance costs	(7,346)	(1,155)	(2,482)
Payments of capital lease obligations	(79)	(19)	(12)
Deferred payments for purchase of property and equipment	(471)	(471)	—
Deferred acquisition payments	(4,745)	(5,356)	(2,000)

Net cash provided by (used in) financing activities	146,170	(29,648)	(8,071)

Effect of exchange rate changes on cash	(51)	17	28
Net increase in cash and cash equivalents	198,741	32,969	20,082
Cash and cash equivalents at beginning of the period	58,131	25,162	5,080

Cash and cash equivalents at end of the period	$256,872	$58,131	$25,162

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$3,533	$4,548	$4,376
Deferred payments related to business combinations	$—	$—	$10,113
Contingent consideration related to business acquisitions	$816	$—	$—
Cash paid during the year for:
Interest	$4,006	$4,912	$7,211
Income taxes	$31,815	$45,658	$14,370

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

1. Description of Business

Huron Consulting Group is a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, transform the enterprise, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress, and stimulate growth. Our professionals employ their expertise in finance, operations, strategy, analytics, and technology to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities, and law firms.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements reflect the financial position at December 31, 2014 and 2013, and the results of operations and cash flows for the years ended December 31, 2014, 2013, and 2012.

Certain amounts reported in the previous years have been reclassified to conform to the 2014 presentation. The Consolidated Financial Statements include the accounts of Huron Consulting Group Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from these estimates and assumptions.

Revenue Recognition

We recognize revenues in accordance with ASC 605, “Revenue Recognition.” Under ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee (including software license revenue), performance-based, and support and maintenance for the software we deploy.

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

We also generate revenues from licensing two types of proprietary software to clients. Licenses from our revenue cycle management software are sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with ASC 605. License revenue from our research administration and compliance software is recognized in accordance with ASC 985-605, generally in the month in which the software is delivered.

Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Annual support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized.

We have arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are allocated to each element based on the element’s fair value in accordance with ASC 605 and recognized pursuant to the criteria described above.

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

Concentrations of Credit Risk

To the extent receivables from clients become delinquent, collection activities commence. No single client balance is considered large enough to pose a material credit risk. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable, and bill and collect unbilled services. Management does not anticipate incurring losses on accounts receivable in excess of established allowances. See Note 16 “Segment Information” for concentration of accounts receivable and unbilled services.

We hold our cash in accounts at multiple third-party financial institutions. These deposits, at times, may exceed federally insured limits. We review the credit ratings of these financial institutions, regularly monitor the cash balances in these accounts, and adjust the balances as appropriate. However, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

Investments

Our long-term investment consists of our convertible debt investment in Shorelight Holdings, LLC. We classified the investment as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. The investment is carried at fair value with unrealized holding gains and losses reported in other comprehensive income (loss). When the investment is in an unrealized loss position, we assess whether the investment is other than temporarily impaired. We consider impairments to be other than temporary if they are related to significant credit deterioration or if it is likely we will sell the security before the recovery of its cost basis. We have not identified any other than temporary impairments for our convertible debt investment. In the event there are realized gains and losses or declines in value judged to be other than temporary, we will record the amount in earnings. See Note 10 “Fair Value of Financial Instruments” for further information on our convertible debt investment.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues, and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items. See Note 10 “Fair Value of Financial Instruments” for the accounting policies used to measure the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis.

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

Software Development Costs

We expense development costs for software products that will be sold, leased, or otherwise marketed until technological feasibility has been established. Similarly, we expense all development costs after the software is available for general release to customers. During the period between the establishment of technological feasibility and availability for general release to customers, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized development costs are amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify capitalized development costs for software products to be sold, leased, or otherwise marketed as “Other non-current assets” on our Consolidated Balance Sheets. Unamortized capitalized software development costs were $1.4 million and $2.2 million at December 31, 2014 and 2013, respectively. During the year ended December 31, 2014 and 2013, we amortized $0.8 million and $0.2 million, respectively, of capitalized software development costs. We did not amortize any of the capitalized software development costs in 2012 as the products were not yet available for general release to customers.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment.” Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. No impairment charges for long-lived assets were recorded in 2014, 2013, or 2012.

Intangible Assets Other Than Goodwill

We account for intangible assets in accordance with ASC 350, “Intangibles—Goodwill and Other.” This Topic requires that certain identifiable intangible assets be amortized over their expected useful lives using a method that reflects the economic benefit expected to be derived from the assets or on a straight-line basis. Intangible assets are reviewed for impairment in a similar manner to our long-lived assets described above. No impairment charges for intangible assets were recorded in 2014, 2013, or 2012.

Goodwill

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. We are required to test goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. We have six reporting units, which consist of our Huron Healthcare, Huron Legal, Huron Education and Life Sciences, and All Other operating segments, and our Financial Advisory practice and Enterprise Performance Management (“EPM”) practice, which make up our Huron Business Advisory operating segment.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis.

Pursuant to our policy, we performed the annual goodwill impairment test as of November 30, 2014 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2014 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2014, we determined that no indications of impairment have arisen since our annual goodwill impairment test.

See Note 3 “Goodwill and Intangible Assets” for information regarding our recent goodwill impairment tests and our 2012 goodwill impairment charge.

Business Combinations

We use the acquisition method of accounting in accordance with ASC 805, Business Combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. Refer to Note 10 “Fair Value of Financial Instruments” for further information regarding our contingent acquisition liability balances.

Deferred Lease Incentives

We record as non-current the portion of the deferred lease incentive liability that we expect to recognize over a period greater than one year. The non-current portion of the deferred lease incentive liability totaled $13.4 million and $12.4 million at December 31, 2014 and 2013, respectively, and was primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The portion of the deferred lease incentive corresponding to the rent payments that will be paid within 12 months of the balance sheet date is classified as current liabilities. We monitor the classification of such liabilities based on the expectation of their utilization periods.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Current tax liabilities and assets are recognized for the estimated taxes payable or refundable, respectively, on the tax returns for the current year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Share-based compensation cost is measured based on the grant date fair value of the respective awards. We generally recognize share-based compensation ratably using the straight-line attribution method; however, for those awards with performance criteria and graded vesting features, we use the graded vesting attribution method. We net share-based compensation expense with our estimated amount of expected forfeitures.

Sponsorship and Advertising Costs

Sponsorship and advertising costs are expensed as incurred. Such expenses for 2014, 2013, and 2012 totaled $8.7 million, $6.6 million, and $6.1 million, respectively, and are a component of Selling, general and administrative expenses on our consolidated statement of earnings.

Convertible Senior Notes

In September 2014, we issued $250 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”) in a private offering. In accordance with ASC 470, Debt, we have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense over the term of the Convertible Notes. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification. Refer to Note 5 “Financing Arrangements” for further information regarding the Convertible Notes.

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

Foreign currency transaction gains and losses are included in Other income, net on the statements of earnings. We recognized immaterial foreign currency transaction losses in 2014 and 2013, and immaterial foreign currency transaction gains in 2012.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Segment Reporting

ASC 280, Segment Reporting establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas, and major customers. Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under five operating segments, which are reportable segments: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Business Advisory, and All Other.

During the first quarter of 2014, we renamed the Huron Financial segment to Huron Business Advisory. The structure of the segment did not change. Refer to Note 3 “Goodwill and Intangible Assets” for a description of the internal reporting reorganizations completed in 2013 and 2014.

New Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related footnote disclosures. The guidance will be effective for the Company for the fiscal year ending December 31, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

3. Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2014 and 2013.

	Health and Education Consulting	Huron Healthcare	Huron Legal	Huron Education and Life Sciences	Huron Business Advisory	Total
Balance as of December 31, 2012:
Goodwill	$450,481	$—	$52,947	$—	$159,077	$662,505
Accumulated impairment losses	—	—	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2012	450,481	—	52,947	—	16,094	519,522

Goodwill reallocation	(450,481)	355,880	—	94,601	—	—
Total new alignment as of January 1, 2013	$—	$355,880	$52,947	$94,601	$16,094	$519,522
Goodwill recorded in connection with business combinations	—	—	—	17,085	—	17,085
Foreign currency translation	—	—	212	(182)	—	30

Balance as of December 31, 2013:
Goodwill	—	355,880	53,159	111,504	159,077	679,620
Accumulated impairment losses	—	—	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2013	$—	$355,880	$53,159	$111,504	$16,094	$536,637

Goodwill recorded in connection with business combinations	—	21,708	—	8,308	1,489	31,505
Goodwill reallocation	—	—	—	(16,744)	16,744	—
Foreign currency translation	—	—	(604)	(162)	(230)	(996)

Balance as of December 31, 2014:
Goodwill	—	377,588	52,555	102,906	177,080	710,129
Accumulated impairment losses	—	—	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2014	$—	$377,588	$52,555	$102,906	$34,097	$567,146

First Quarter 2014 Goodwill Reallocation

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

2014 Annual Goodwill Impairment Test

Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2014 on our five reporting units that carry a goodwill balance: Huron Healthcare, Huron Legal, Huron Education and Life Sciences operating segments, and the Financial Advisory and EPM practices that make up the Huron Business Advisory operating segment. For the Huron Healthcare, Huron Education and Life Sciences, and Financial Advisory reporting units, we qualitatively assessed whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill. Based on that assessment, we determined that it was more likely than not that the fair values of these three reporting units exceed their respective carrying values. As such, performing the first step of the two-step impairment test for these reporting units was unnecessary.

For the Huron Legal and EPM reporting units, we performed the first step of the quantitative two-step impairment test by comparing the fair value of the reporting units to their carrying amounts, inclusive of assigned goodwill. In estimating the fair value of the Huron Legal and EPM reporting units, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Significant assumptions inherent in the valuation methodologies for goodwill are utilized and include, but are not limited to, prospective financial information, growth rates, discount rates, and comparable multiples from publicly traded companies in our industry. Based on the result of the first step of this goodwill impairment analysis, we determined that the fair value of the Huron Legal and EPM reporting units exceeded their carrying values by 28% and 14%, respectively, and, therefore, step two of the two-step goodwill impairment test was unnecessary.

After completing our annual goodwill impairment tests for each reporting unit as of November 30, 2014, we concluded that goodwill was not impaired.

First Quarter 2013 Goodwill Reallocation

During the first quarter of 2013, we changed our internal financial reporting structure. Under the new structure, our former Health and Education Consulting segment became two separate segments: Huron Healthcare and Huron Education and Life Sciences. In addition, certain immaterial practices which were historically part of our Health and Education Consulting segment were combined and disclosed in our All Other segment. The Legal Consulting segment is now referred to as Huron Legal and the Financial Consulting segment is now referred to as Huron Business Advisory. The structure of the Legal Consulting and Financial Consulting segments did not change. As a result of these changes, we now have five reportable segments, which are the same as our operating segments.

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

Third Quarter 2012 Goodwill Impairment Charge

In the second quarter of 2012, our Huron Business Advisory segment leadership undertook several initiatives intended to improve the reporting unit’s financial performance. While the reporting unit’s third quarter financial results improved over the second quarter results, the progress of the financial, operational, and business development improvements was not in line with our expectations, causing us to believe that the likely time frame to improve the reporting unit’s performance would be longer than originally anticipated. Therefore, we concluded that the carrying value of the reporting unit likely exceeded its fair value and, in connection with the preparation of our financial statements for the quarter ended September 30, 2012, we performed an interim impairment test.

Our goodwill impairment test was performed using the quantitative two-step process. In the first step, we compared the fair value of the Huron Business Advisory reporting unit with its net book value (or carrying amount), including goodwill. In estimating the fair value of the Huron Business Advisory reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the result of the first step, we determined that the fair value of our Huron Business Advisory reporting unit was less than its carrying value as of September 30, 2012 and, as such, we applied the second step of the goodwill impairment test to this reporting unit. The second step compared the implied fair value of the Huron Business Advisory reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Based on the result of the second step of the goodwill impairment analysis, we recorded a $13.1 million non-cash pretax charge in the third quarter of 2012 to reduce the carrying value of goodwill in our Huron Business Advisory reporting unit.

Acquisitions

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

During the fourth quarter of 2014, the Company completed the acquisition of Threshold Consulting, Inc., a provider of cloud-based Software as a Service applications, data warehousing and business intelligence solutions, as well as customer relationship management consulting services, within the Huron Business Advisory segment. The fair value of the consideration transferred totaled $2.1 million, which included the fair value of contingent consideration of $0.2 million. As part of the purchase price allocation, we recorded $0.6 million of intangible assets and $1.5 million of goodwill.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

During 2013, the Company completed the acquisition of Blue Stone International, LLC, a Chicago-based provider of professional services supporting Oracle enterprise performance management, information management and business intelligence solutions, within the Huron Education and Life Sciences segment. The aggregate fair value of the consideration transferred totaled $30.0 million. We recorded $8.8 million of intangible assets and $17.1 million of goodwill related to this acquisition.

Intangible Assets

Intangible assets as of December 31, 2014 and 2013 consisted of the following:

		December 31,
		2014		2013
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	1	$243	$71	$689	$226
Customer relationships	3 to 13	42,345	21,228	31,946	14,814
Non-competition agreements	5 to 6	3,495	1,072	5,480	3,655
Trade names	1 to 8	160	67	120	24
Technology and software	3 to 5	4,321	3,461	4,041	2,559
Document reviewer database	3	—	—	450	270
License	2	50	31	50	6

Total		$50,614	$25,930	$42,776	$21,554

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. The majority of the customer relationships are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the relationships. All other intangible assets are amortized on a straight-line basis.

Intangible assets amortization expense for the years ended December 31, 2014, 2013, and 2012 was $11.1 million, $6.8 million, and $7.0 million, respectively. Estimated intangible assets amortization expense is $8.6 million for 2015, $6.2 million for 2016, $4.4 million for 2017, $3.1 million for 2018, and $1.4 million for 2019. Actual amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

4. Property and Equipment, Net

Depreciation expense for property and equipment was $18.0 million, $16.6 million, and $15.3 million for 2014, 2013, and 2012, respectively. Property and equipment at December 31, 2014 and 2013 are detailed below:

	December 31,
	2014	2013
Computers, related equipment, and software	$86,769	$69,979
Leasehold improvements	43,742	39,343
Furniture and fixtures	20,003	19,442
Assets under capital lease	925	1,022
Assets under construction	594	612

Property and equipment	152,033	130,398
Accumulated depreciation and amortization	(107,356)	(91,656)

Property and equipment, net	$44,677	$38,742

5. Financing Arrangements

A summary of the carrying amounts of our debt is as follows (in thousands):

	December 31,
	2014	2013
1.25% convertible senior notes due 2019	$212,852	$—
Senior secured credit facility	143,750	168,750

Total debt	356,602	168,750
Current maturities of debt	(28,750)	(25,000)

Long-term debt, net of current portion	$327,852	$143,750

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

The initial conversion rate for the Convertible Notes is 12.5170 shares of our common stock per $1,000 principal amount of the Convertible Notes, which is equal to an initial conversion price of approximately $79.89 per share of our

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest, except in certain limited circumstances described in the Indenture. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture) the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. Additionally, if the Company undergoes a “fundamental change” (as defined in the Indenture), a holder will have the option to require the Company to repurchase all or a portion of its Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest. As discussed below, the warrants, which were entered into in connection with the Convertible Notes, effectively raise the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share.

Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to July 1, 2019, only under the following circumstances:

—

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

—

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

—	upon the occurrence of specified corporate transactions described in the Indenture.

On or after July 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes, regardless of the foregoing circumstances.

In accordance with ASC 470, Debt, we have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.837% over the term of the Convertible Notes. As of December 31, 2014, the remaining life of the Convertible Notes is 4.8 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

As of December 31, 2014, the Convertible Notes consisted of the following (in thousands):

Liability component:
Proceeds	$250,000
Less: debt discount, net of amortization	(37,148)

Net carrying amount	$212,852

Equity component (1)	$39,287

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of December 31, 2014.

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

The following table presents the amount of interest expense recognized related to the Convertible Notes (in thousands):

Year Ended December 31, 2014
Contractual interest coupon	$964
Amortization of debt issuance costs	360
Amortization of debt discount	2,139

Total interest expense recognized	$3,463

In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions are intended to reduce the potential future economic dilution associated with the conversion of the Convertible Notes and, combined with the warrants, effectively raise the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share. For purposes of the computation of diluted earnings per share in accordance with U.S. GAAP, dilution will occur when the average share price of our common stock for a given period exceeds the conversion price of the Convertible Notes, which initially is equal to approximately $79.89 per share. The convertible note hedge transactions and warrant transactions are discussed separately below.

—

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

—

Warrants.    In connection with the issuance of the Convertible Notes, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.1 million shares of the Company’s common stock at a strike price of approximately $97.12. The warrants will expire incrementally on 100 different dates from January 6, 2020 to May 28, 2020 and are exercisable at each such expiry date. If the average market value per share of our common stock for the reporting period exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share. We received aggregate proceeds of $23.6 million from the sale of the warrants, which was recorded as additional paid-in capital in the consolidated balance sheets. The warrants are separate transactions and are not part of the terms of the Convertible Notes or the convertible note hedge transactions.

The Company recorded a deferred tax liability of $15.4 million in connection with the debt discount associated with the Convertible Notes and recorded a deferred tax asset of $16.5 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are included in non-current deferred tax liabilities on the consolidated balance sheets.

Senior Secured Credit Facility

During 2011, the Company and certain of the Company’s subsidiaries as guarantors entered into an Amended and Restated Credit Agreement with various financial institutions (as amended and modified, the “2011 Credit Agreement”). The 2011 Credit Agreement consists of a senior secured credit facility in an aggregate principal amount of $450.0 million comprised of a five-year revolving credit facility (“Revolver”) under which the Company may borrow from time to time up to $247.5 million and a $202.5 million five-year term loan facility (“Term Loan”) that was funded in a single advance on the closing date of the first amendment. The 2011 Credit Agreement provides for the option to increase the revolving credit facility in an aggregate amount of up to $50 million subject to certain requirements as defined in the 2011 Credit Agreement. The proceeds of the senior secured credit facility were used to refinance existing indebtedness and will continue to be used for working capital, capital expenditures, and other corporate purposes.

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

As of December 31, 2014, the Term Loan had a principal amount outstanding of $143.8 million, which is subject to scheduled quarterly principal payments. The current quarterly principal payments are $6.3 million and increase to $7.5 million beginning June 30, 2015 until the maturity date of September 25, 2018, at which time a final payment of $40 million, plus any accrued and unpaid interest, will be due, as set forth in the 2011 Credit Agreement. All outstanding borrowings under the Revolver, as amended, will be due upon expiration of the 2011 Credit Agreement on September 25, 2018. As of December 31, 2014, the Company has made all scheduled quarterly amortization payments as they have come due in accordance with the Term Loan.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Under the 2011 Credit Agreement, dividends are restricted to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the 2011 Credit Agreement plus 50% of the net cash proceeds from equity issuances.

The 2011 Credit Agreement contains quarterly financial covenants that require us to maintain a minimum fixed charge coverage ratio of 2.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00, as those ratios are defined therein, as well as a minimum net worth greater than $150 million. At December 31, 2014, we were in compliance with these financial covenants with a fixed charge coverage ratio of 4.50 to 1.00, a leverage ratio of 0.98 to 1.00, and net worth greater than $150 million.

Borrowings outstanding under the senior secured credit facility at December 31, 2014 totaled $143.8 million, all of which was under the Term Loan. These borrowings carried a weighted average interest rate of 2.3%, including the effect of the interest rate swaps described below in Note 9 “Derivative Instruments and Hedging Activity.” Borrowings outstanding at December 31, 2013 were $168.8 million and carried a weighted average interest rate of 2.0%. The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At December 31, 2014, we had no borrowings outstanding under the Revolver, and outstanding letters of credit totaled $5.1 million, which are primarily used as security deposits for our office facilities. As of December 31, 2014, the unused borrowing capacity under the 2011 Credit Agreement was $242.4 million.

6. Capital Structure

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2014 and 2013, no such preferred stock has been approved or issued.

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

7. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. Such securities or other contracts

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

include unvested restricted stock awards, outstanding common stock options, convertible senior notes, and outstanding warrants, to the extent dilutive. Earnings per share under the basic and diluted computations are as follows:

	Year Ended December 31,
	2014	2013	2012
Net income from continuing operations	$79,051	$66,463	$35,953
Income (loss) from discontinued operations, net of tax	—	(30)	475

Net income	$79,051	$66,433	$36,428

Weighted average common shares outstanding—basic	22,431	22,322	21,905
Weighted average common stock equivalents	494	455	380

Weighted average common shares outstanding—diluted	22,925	22,777	22,285

Net earnings per basic share:
Net income from continuing operations	$3.52	$2.98	$1.64
Income (loss) from discontinued operations, net of tax	—	—	0.02

Net income	$3.52	$2.98	$1.66

Net earnings per diluted share:
Net income from continuing operations	$3.45	$2.92	$1.61
Income (loss) from discontinued operations, net of tax	—	—	0.02

Net income	$3.45	$2.92	$1.63

The anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows (in thousands):

	As of December 31,
	2014	2013	2012
Unvested restricted stock awards	17	—	43
Outstanding common stock options	—	76	42
Convertible senior notes	3,129	—	—
Warrants related to the issuance of convertible senior notes	3,129	—	—

Total anti-dilutive securities	6,275	76	85

See Note 5 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

In February 2014, our board of directors authorized a share repurchase program allowing us to repurchase up to $50 million of our common stock through February 28, 2015 (the “February 2014 Share Repurchase Program”). During the twelve months ended December 31, 2014, we completed the February 2014 Share Repurchase Program by repurchasing 805,392 shares at an average cost of $62.08 per share. In October 2014, our board of directors authorized a second share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). We have not repurchased any shares under

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

the October 2014 Shares Repurchase Program. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements.

8. Restructuring Charges

During 2014, we incurred $3.4 million of pretax restructuring expense. This expense primarily consisted of the following charges:

Office exit costs—In 2014, we incurred charges totaling $2.0 million related to the consolidation of office space in Washington, D.C., Chicago, London, New York, and the closure of our office in San Diego. The charges primarily consisted of the accrual of remaining lease obligations at vacated spaces, net of estimated sublease income. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014.

Accelerated depreciation—We incurred $1.1 million of accelerated depreciation expense on leasehold improvements at our vacated offices discussed above.

Severance—We incurred a $0.2 million restructuring charge related to workforce reductions in our London office to better align our resources with market demand in our Huron Legal segment.

Contract termination costs—In the fourth quarter of 2014, we paid $0.1 million for the early termination of certain telecom contracts related to the vacated office space in San Diego.

As of December 31, 2014, our restructuring charge liability was $1.2 million, and primarily consists of the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in Washington, D.C., Chicago, and New York. The restructuring charge liability is included as a component of Accrued expenses and Deferred compensation and other liabilities.

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

9. Derivative Instruments and Hedging Activity

On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective on February 29, 2012 and ending on April 14, 2016. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings described in Note 5 “Financing Arrangements.” The swap had an initial notional amount of $56.6 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.9875%.

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

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of December 31, 2014, it was anticipated that $0.4 million of the losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the twelve months ended December 31, 2014, 2013, and 2012.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of December 31, 2014 and December 31, 2013.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	December 31, 2014	December 31, 2013
Other non-current assets	$516	$752
Accrued expenses	$643	$765
Deferred compensation and other liabilities	$10	$140

All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on the Consolidated Balance Sheets. All of the Company’s derivative instruments as of December 31, 2014 and December 31, 2013 were held with the same counterparty.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The table below sets forth the fair value hierarchy for our remaining financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2014
Assets:
Promissory note	$—	$—	$2,137	$2,137
Interest rate swaps	—	172	—	172
Convertible debt investment	—	—	12,250	12,250

Total assets	$—	$172	$14,387	$14,559

Liabilities:
Interest rate swaps	$—	$309	$—	$309
Contingent acquisition liability	—	—	226	226

Total liabilities	$—	$309	$226	$535

December 31, 2013
Assets:
Promissory note	$—	$—	$2,726	$2,726
Interest rate swaps	—	430	—	430

Total assets	$—	$430	$2,726	$3,156

Liabilities:
Interest rate swaps	$—	$583	$—	$583
Deferred acquisition payment	—	—	5,177	5,177

Total liabilities	$—	$583	$5,177	$5,760

Promissory note:    As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the first quarter of 2014, we agreed to restructure the note to temporarily decrease the quarterly payment amounts, increase the interest rate and extend the term of the note to mature on October 31, 2017. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to the Company annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. The decrease in the fair value of the note during 2014 reflects principal payments received, the amendment of terms, and the increased discount rate of 17%, less the accretion of interest income in excess of interest payments received. The portion of the note expected to be received in the next twelve months is recorded as a receivable in Prepaid expenses and other current assets. The remaining portion of the note is recorded in Other non-current assets.

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

To determine the appropriate accounting treatment for our investment, we performed a variable interest entity (“VIE”) analysis and concluded that Shorelight does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the convertible notes are not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment to be that of an available-for-sale security in accordance with ASC 320, Investments—Debt and Equity Securities.

The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimated the fair value of our investment using cash flow projections discounted at a risk-adjusted rate and certain assumptions related to equity volatility, default probability, and recovery rate, all of which are Level 3 inputs. In arriving at the estimated fair value, we also considered the probability-weighted likelihood of conversion of the notes, in accordance with the various conversion features of the notes. An unrealized loss of $0.3 million was recorded in Other comprehensive income for the twelve months ended December 31, 2014. As of December 31, 2014, we concluded that the unrealized loss was not other than temporary as we have the intent and ability to hold the investment for a period of time sufficient to recover the loss. The fair value of the convertible debt investment is recorded in Long-term investment.

Deferred acquisition payment:    Deferred acquisition payments are included in the total purchase consideration for certain business acquisitions made by the Company and represent fixed future payments owed to the sellers of those businesses. The fair value of our liability as of December 31, 2013 was based on the net present value of one final payment related to a 2012 acquisition. The payment of $5.3 million, which consisted of the remaining principal and accrued interest, was made in July 2014.

Contingent acquisition liability:    We estimate the fair value of acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent consideration is reassessed on a quarterly basis based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in the earnings of that period. During the year ended December 31, 2014, we recorded $0.8 million in contingent consideration liabilities for acquisitions completed during the year. In addition, we determined that the fair value of one contingent consideration liability had declined to zero and recorded a remeasurement gain of $0.6 million. Refer to Note 3 “Goodwill and Intangible Assets” for information on the acquisitions completed in 2014. The fair value of the contingent acquisition liability is recorded in Accrued consideration for business acquisitions.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Financial assets and liabilities not recorded at fair value are as follows:

Senior secured credit facility

The carrying value of our senior secured credit facility is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the senior secured credit facility bears interest at variable rates based on market rates as set forth in the 2011 Credit Agreement. Refer to Note 5 “Financing Arrangements.”

Convertible Notes

The carrying amount and estimated fair value of the Convertible Notes are as follows (in thousands):

	December 31, 2014
	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$212,852	$261,903

The difference between the $250 million principal amount of the Convertible Notes and the carrying amount represents the unamortized debt discount. As of December 31, 2014, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 5 “Financing Arrangements” for additional details of our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market on December 31, 2014, which is a Level 2 input.

Based on the closing price of our common stock of $68.39 on December 31, 2014, the if-converted value of the Convertible Notes was less than the principal amount.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

11. Other Comprehensive Income (Loss)

The table below sets forth the components of accumulated other comprehensive loss, net of tax for the years ended December 31, 2014, 2013, and 2012.

	Foreign Currency Translation	Available-for- Sale Investments	Cash Flow Hedges	Total
Balance as of December 31, 2011	$(934)	$—	$(275)	$(1,209)
Foreign currency translation adjustment, net of tax of $(106)	129	—	—	129
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $454	—	—	(679)	(679)
Reclassification adjustment into earnings, net of tax of $(267)	—	—	400	400

Balance as of December 31, 2012	(805)	—	(554)	(1,359)
Foreign currency translation adjustment, net of tax of $48	89	—	—	89
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(83)	—	—	139	139
Reclassification adjustment into earnings, net of tax of $(223)	—	—	334	334

Balance as of December 31, 2013	(716)	—	(81)	(797)
Foreign currency translation adjustment, net of tax of $111	(1,618)	—	—	(1,618)
Unrealized loss on investments, net of tax of $0	—	(250)	—	(250)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $341	—	—	(510)	(510)
Reclassification adjustment into earnings, net of tax of $(347)	—	—	520	520

Balance as of December 31, 2014	$(2,334)	$(250)	$(71)	$(2,655)

The before tax amounts reclassified from accumulated other comprehensive loss related to our cash flow hedges are recorded to Interest expense, net of interest income.

12. Employee Benefit and Deferred Compensation Plans

We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax contributions. We match an amount equal to the employees’ contributions up to 6% of the employees’ salaries. Our matching contributions for the years ended December 31, 2014, 2013, and 2012 were $16.2 million, $13.8 million, and $12.0 million, respectively.

We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2014 and 2013 was $7.5 million and $4.3 million, respectively.

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

The 2012 Plan replaced, on a prospective basis, our 2004 Plan such that all future grants will be granted under the 2012 Plan and any outstanding awards granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant will not become available for grant under the 2012 Plan. Under the 2012 Plan, as originally adopted, 850,000 shares plus 548,204 shares of common stock available for issuance under the 2004 Plan were reserved for issuance to eligible participants, for a total of 1,398,204 shares available for issuance as of the adoption date. The 2012 Plan was amended on May 2, 2014 to increase the number of shares authorized for issuance by 850,000 shares. As of December 31, 2014, approximately 1,198,275 shares remain available for issuance. It has been our practice to issue shares of common stock upon exercise of stock options and granting of restricted stock from authorized but unissued shares, except in limited circumstances when they are issued from treasury stock.

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

Total share-based compensation cost recognized for the years ended December 31, 2014, 2013, and 2012 was $20.1 million, $18.3 million, and $15.7 million, respectively, with related income tax benefits of $7.9 million, $7.1 million, and $6.0 million, respectively. As of December 31, 2014, there was $28.2 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Options

During 2013 and 2012, the Company granted stock option awards to certain named executive officers. No stock option awards were granted in 2014. The exercise prices of stock options are equal to the fair value of a share of common stock on the date of grant. Subject to acceleration under certain conditions, the majority of our stock options vest annually over four years. All stock options have a ten-year contractual term.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The fair value of the options granted during 2013 and 2012 were calculated using the Black-Scholes option-pricing model using the following assumptions:

	2013	2012
Black-Scholes option-pricing model:
Expected dividend yield	0.0%	0.0%
Expected volatility	45.0%	45.0%
Risk-free rate	1.1%	1.2%
Expected option life (in years)	6.25	6.25

Expected volatility was based on our historical stock prices, the historical volatility of comparable companies, and implied volatilities from traded options in our stock. The risk-free interest rates were based on the rate of U.S. Treasury bills with equivalent expected terms of the stock options at the time of the option grant. The expected option life for the 2013 and 2012 option grants was estimated using the simplified method. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term.

Stock option activity for the year ended December 31, 2014 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	237	$27.95	6.2	$8.2
Granted	—
Exercised	(38)	$22.54
Forfeited or expired	—

Outstanding at December 31, 2014	199	$28.99	6.3	$7.8

Exercisable at December 31, 2014	149	$26.35	5.8	$6.3

The weighted average grant date fair value of stock options granted during the years ended December 31, 2013 and 2012 was $17.46 and $17.09, respectively. No stock options were granted in 2014. The aggregate intrinsic value of options exercised during 2014, 2013, and 2012 was $1.6 million, $1.7 million, and $1.2 million, respectively.

Restricted Stock Awards

The grant date fair values of our restricted stock awards are measured pursuant to ASC 718 and amortized into expense over the service period. Subject to acceleration under certain conditions, the majority of our restricted stock vests annually over four years.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Restricted stock activity for the year ended December 31, 2014 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Nonvested restricted stock at December 31, 2013	757	$35.53
Granted	385	$66.21
Vested	(302)	$33.31
Forfeited	(60)	$47.45

Nonvested restricted stock at December 31, 2014	780	$50.61

The aggregate fair value of restricted stock that vested during the years ended December 31, 2014, 2013, and 2012 was $19.8 million, $14.3 million, and $12.2 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2013 and 2012 was $39.76 and $37.46, respectively.

Performance-based Share Awards

During 2014, 2013, and 2012, the Company granted performance-based share awards to certain named executive officers and managing directors. The total number of shares earned by recipients of these awards is contingent upon meeting practice and company-wide performance goals. Following the performance period, the awards are subject to the completion of a service period, which is generally an additional two to three years. The earned awards vest on a graded vesting schedule over the service period. For certain performance awards, the recipients may earn additional shares of stock for performance achieved above the stated target. The grant date fair values of our performance-based share awards are measured based on the fair value of our common stock at grant date. Compensation cost is amortized into expense over the service period.

Performance-based stock activity for the year ended December 31, 2014 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2013	248	$38.07
Granted (1)	154	$64.52
Vested	(78)	$35.76
Forfeited (2)	(88)	$39.65

Nonvested performance-based stock at December 31, 2014 (3)	236	$55.55

(1)	Shares granted in 2014 are presented at the stated target level, which represents the base number of shares that could be earned. Actual shares earned may be below or, for certain grants, above the target level based on the achievement of specific financial goals. Included in the granted shares amount are 9,500 shares earned above the target for awards granted in 2013.

(2)	Forfeited shares include shares forfeited as a result of not meeting the performance criteria of the award as well as shares forfeited upon termination.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

(3)	Of the 236,000 nonvested performance-based shares outstanding as of December 31, 2014, 143,500 shares were unearned and subject to achievement of specific financial goals. The actual number of shares earned will be determined after the completion of the performance period based on the achievement of the specific financial goals. Once earned, the awards will be subject to time-based vesting according to the terms of the award.

The aggregate fair value of performance-based stock that vested during the years ended December 31, 2014, 2013, and 2012 was $5.2 million, $3.6 million, and $2.9 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2013 and 2012 was $39.19 and $38.18, respectively.

14. Income Taxes

The income tax expense for continuing operations for the years ended December 31, 2014, 2013, and 2012 consists of the following:

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$17,325	$33,718	$23,511
State	5,002	6,358	5,033
Foreign	(266)	27	59

Total current	22,061	40,103	28,603

Deferred:
Federal	11,989	6,181	878
State	1,340	900	289
Foreign	167	(8)	(75)

Total deferred	13,496	7,073	1,092

Income tax expense for continuing operations	$35,557	$47,176	$29,695

The components of income from continuing operations before income tax expense were as follows:

	Year ended December 31,
	2014	2013	2012
U.S.	$121,691	$125,140	$76,750
Foreign	(7,083)	(11,501)	(11,102)

Total	$114,608	$113,639	$65,648

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

	Year ended December 31,
	2014	2013	2012
Percent of pretax income from continuing operations:
At U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.6	4.3	5.4
Meals and entertainment	0.6	0.5	0.8
Valuation allowance	1.0	2.0	2.0
Disallowed executive compensation	—	—	0.3
Foreign source income	0.8	1.0	2.5
Tax credits / Section 199 Deduction	(0.6)	(0.8)	—
Net tax benefit related to “check-the-box” election	(9.7)	—	—
Other	(0.7)	(0.5)	(0.8)

Effective income tax expense rate for continuing operations	31.0%	41.5%	45.2%

In the first quarter of 2014, we made a tax election to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million. This recognized benefit was partially offset by $1.2 million in expenses in the first quarter of 2014 related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election.

The effective tax rate for discontinued operations in 2013 was 39.3% based on a tax benefit of less than $0.1 million. The effective tax rate for discontinued operations in 2012 was 37.8% based on a tax expense of $0.3 million. There was no tax benefit or expense related to discontinued operations in 2014.

The Net deferred tax liabilities for continuing operations at December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
Deferred tax assets:
Share-based compensation	$10,234	$6,206
Accrued payroll and other liabilities	8,215	10,922
Deferred lease incentives	6,143	5,470
Convertible note hedge transactions	15,582	—
Revenue recognition	2,289	2,675
Net operating loss carry-forwards	6,373	5,813
Tax credits	1,182	1,002
Other	1,092	1,517

Total deferred tax assets	51,110	33,605
Valuation allowance	(7,152)	(5,746)

Net deferred tax assets	43,958	27,859

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

	December 31,
	2014	2013
Deferred tax liabilities:
Prepaid expenses	(3,316)	(2,950)
Property and equipment	(3,752)	(2,622)
Intangibles and Goodwill	(33,379)	(25,523)
Convertible note discount	(14,562)	—
Other	(926)	(1,748)

Total deferred tax liabilities	(55,935)	(32,843)

Net deferred tax liability for continuing operations	$(11,977)	$(4,984)

As of December 31, 2014 and 2013, we had valuation allowances of $7.2 million and $5.7 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign losses and foreign tax credits.

The Company has net foreign operating losses of $30.1 million which carry forward indefinitely and state net operating loss carry-forwards of $1.3 million which will expire between 2029 and 2030. The Company also has federal and state tax credit carry-forwards of $1.2 million which expire in 2021 and 2019, respectively.

In accordance with ASC 740, Income Taxes, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2012	$798
Additions based on tax positions related to the current year	—
Additions based on tax positions related to the prior years	117
Decrease due to lapse of statute of limitations	(474)

Balance at December 31, 2012	$441
Additions based on tax positions related to the current year	—
Additions based on tax positions related to the prior years	40
Decrease based on tax positions related to the prior year	(51)
Decrease based on settlements with taxing authorities	(19)

Balance at December 31, 2013	$411
Additions based on tax positions related to the current year	2,410
Additions based on tax positions related to the prior years	—
Decrease based on tax positions related to the prior year	(333)

Balance at December 31, 2014	$2,488

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Of the $2.5 million of unrecognized tax benefits at December 31, 2014, $2.5 million would affect the effective tax rate if recognized. We do not expect that changes in the liability for unrecognized tax benefits during the next 12 months will have a significant impact on our financial position or results of operations.

As of December 31, 2014 and 2013, an immaterial amount was accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of operations.

We file income tax returns with federal, state, local and foreign jurisdictions. Tax years 2012 and 2013 are subject to future examinations by federal tax authorities. Tax years 2009 through 2013 are subject to future examinations by state and local tax authorities. The Company is currently under audit by the states of Michigan and Florida. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2007 through 2013.

15. Commitments, Contingencies and Guarantees

Lease Commitments

We lease office space and certain equipment and software under non-cancelable operating and capital lease arrangements expiring on various dates through 2024, with various renewal options. Our principal executive offices located in Chicago, Illinois are under a lease expiring in September 2024. We have a five-year renewal option that will allow us to continue to occupy this office space until September 2029. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount. Rental expense, including operating costs and taxes, for the years ended December 31, 2014, 2013, and 2012 was $14.9 million, $13.3 million, and $16.8 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2014, are as follows:

	Capital Lease Obligations	Operating Lease Obligations	Sublease Income
2015	$49	$14,577	$4,415
2016	—	13,322	3,133
2017	—	9,945	1,141
2018	—	8,381	945
2019	—	6,864	—
Thereafter	—	26,793	—

Total	$49	$79,882	$9,634

Litigation

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

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any other litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

Guarantees

Guarantees in the form of letters of credit totaling $5.1 million and $4.9 million were outstanding at December 31, 2014 and December 31, 2013, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.

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

Our Huron Healthcare segment provides consulting services to national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and physician practices. We deliver solutions to enhance the ability of our clients to address challenges in the rapidly evolving healthcare environment and improve quality, increase revenue, reduce expenses, and enhance physician, patient, and employee satisfaction across the healthcare enterprise. Our people provide a depth of expertise across the healthcare industry, and our culture of collaboration extends to our client engagements, enabling teams to effectively implement successful client projects.

•	Huron Legal

Our Huron Legal segment provides advisory and business services to assist law departments of major global corporations and their associated law firms with cost and risk reduction, organizational design and development, and operational efficiency. These services add value to organizations by helping them enhance client service and reduce the amount spent on legal services. Our expertise focuses on strategic and management consulting, cost management, and information governance, including matter management, records management, contract management, document review, and discovery services. Included in this segment’s offerings is our Integrated Analytics solution, which is designed to deliver an innovative, comprehensive process resulting in more affordable and predictable discovery costs.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

•	Huron Business Advisory

Our Huron Business Advisory segment provides services to the C-suite of middle market and large organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, creditors, owners, and other key constituents.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

The table below sets forth information about our operating segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements. We do not present financial information by geographic area because our international operations are immaterial. The historical information in the table below has been restated to conform to our current internal operating and reporting structure. Refer to Note 3 “Goodwill and Intangible Assets” for detail on the internal reporting reorganizations completed in 2013 and 2014.

	Year Ended December 31,
	2014	2013	2012
Huron Healthcare:
Revenues	$415,803	$358,766	$288,762
Operating income	$159,015	$141,870	$110,864
Segment operating income as a percentage of segment revenues	38.2%	39.5%	38.4%
Huron Legal:
Revenues	$183,646	$182,394	$184,918
Operating income	$46,164	$41,964	$44,317
Segment operating income as a percentage of segment revenues	25.1%	23.0%	24.0%
Huron Education and Life Sciences:
Revenues	$145,962	$143,609	$129,427
Operating income	$36,131	$35,966	$38,283
Segment operating income as a percentage of segment revenues	24.8%	25.0%	29.6%
Huron Business Advisory:
Revenues	$62,840	$34,669	$22,019
Operating income	$14,035	$7,211	$1,888
Segment operating income as a percentage of segment revenues	22.3%	20.8%	8.6%
All Other:
Revenues	$3,081	$1,084	$835
Operating loss	$(2,466)	$(1,256)	$(2,285)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M
Total Company:
Revenues	$811,332	$720,522	$625,961
Reimbursable expenses	77,875	67,267	55,764

Total revenues and reimbursable expenses	$889,207	$787,789	$681,725

Statements of Earnings reconciliation:
Segment operating income	$252,879	$225,755	$193,067
Items not allocated at the segment level:
Other operating expenses and gains	104,869	85,340	88,012
Depreciation and amortization expense	25,014	20,510	18,529
Goodwill impairment charge (1)	—	—	13,083
Other expense, net	8,388	6,266	7,795

Income from continuing operations before income tax expense	$114,608	$113,639	$65,648

N/M – Not Meaningful

(1)	The goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

	December 31,
	2014	2013
Segment Assets (1):
Huron Healthcare	$112,190	$95,900
Huron Legal	29,336	42,190
Huron Education and Life Sciences	28,973	22,783
Huron Business Advisory	19,134	17,809
All Other	379	257
Unallocated assets (2)	965,902	706,661

Total assets	$1,155,914	$885,600

(1)	The December 31, 2013 segment asset balances have been reclassified to reflect the move of our EPM practice from the Huron Education and Life Sciences segment to the Huron Business Advisory segment.

(2)	Goodwill and intangible assets and our convertible debt investment are included in unallocated assets, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources. See Note 3 “Goodwill and Intangible Assets” and Note 10 “Fair Value of Financial Instruments” for further information on these assets.

For the years ended December 31, 2014, 2013, and 2012, substantially all of our revenues and long-lived assets were attributed to or located in the United States.

No single client generated greater than 10% of our consolidated revenues during the years ended December 31, 2014, 2013, and 2012. At December 31, 2013, one Huron Healthcare client’s total receivables and unbilled services balance represented 14% of our total receivables and unbilled services balance. No other client’s total receivables and unbilled services represented greater than 10% of our total receivables and unbilled services balance. At December 31, 2014, no single client’s total receivables and unbilled services balance represented greater than 10% of our total receivables and unbilled services balance.

17. Valuation and Qualifying Accounts

The following table summarizes the activity of the allowances for doubtful accounts and unbilled services and the valuation allowance for deferred tax assets:

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2012:
Allowances for doubtful accounts and unbilled services	$10,682	44,613	48,253	$7,042
Valuation allowance for deferred tax assets	$2,540	1,564	—	$4,104
Year ended December 31, 2013:
Allowances for doubtful accounts and unbilled services	$7,042	44,123	39,258	$11,907
Valuation allowance for deferred tax assets	$4,104	1,642	—	$5,746
Year ended December 31, 2014:
Allowances for doubtful accounts and unbilled services	$11,907	50,523	44,426	$18,004
Valuation allowance for deferred tax assets	$5,746	1,406	—	$7,152

(1)	Additions to allowances for doubtful accounts and unbilled services are charged to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is charged to operating expenses. Additions also include allowances acquired in business acquisitions, which were not material in any period presented.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

18. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2014	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$210,731	$209,405	$198,049	$193,147
Reimbursable expenses	19,103	21,141	18,679	18,952
Total revenues and reimbursable expenses	229,834	230,546	216,728	212,099
Gross profit	85,692	84,068	66,951	69,581
Operating income	41,819	34,023	21,277	25,877
Net income from continuing operations	34,126	19,913	12,219	12,793
Income from discontinued operations, net of tax	—	—	—	—
Net income	34,126	19,913	12,219	12,793
Net earnings per basic share:
Net income from continuing operations	$1.51	$0.88	$0.54	$0.58
Income from discontinued operations, net of tax	—	—	—	—
Net income	$1.51	$0.88	$0.54	$0.58
Net earnings per diluted share:
Net income from continuing operations	$1.48	$0.86	$0.53	$0.57
Income from discontinued operations, net of tax	—	—	—	—
Net income	$1.48	$0.86	$0.53	$0.57
Weighted average shares used in calculating earnings per share:
Basic	22,588	22,645	22,488	22,010
Diluted	23,086	23,098	22,975	22,548

	Quarter Ended
2013	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$164,036	$170,407	$174,735	$211,344
Reimbursable expenses	15,336	18,123	17,542	16,266
Total revenues and reimbursable expenses	179,372	188,530	192,277	227,610
Gross profit	57,235	66,869	67,984	81,751
Operating income	21,343	30,549	31,119	36,894
Net income from continuing operations	11,369	15,814	17,161	22,119
Income (loss) from discontinued operations, net of tax	(32)	(9)	10	1
Net income	11,337	15,805	17,171	22,120
Net earnings per basic share:
Net income from continuing operations	$0.51	$0.71	$0.77	$0.99
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	$0.51	$0.71	$0.77	$0.99
Net earnings per diluted share:
Net income from continuing operations	$0.51	$0.69	$0.75	$0.96
Income (loss) from discontinued operations, net of tax	(0.01)	—	—	—
Net income	$0.50	$0.69	$0.75	$0.96
Weighted average shares used in calculating earnings per share:
Basic	22,139	22,351	22,386	22,409
Diluted	22,487	22,760	22,873	22,973

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular amounts in thousands, except per share amounts)

19. Subsequent Events

Effective January 1, 2015, we completed our acquisition of Sky Analytics, Inc., a Massachusetts-based provider of legal spend management software for corporate law departments. Sky Analytics provides in-house legal departments with a web-based platform to access on-demand legal spend information and analytics. The results of operations of Sky Analytics will be included within the Huron Legal segment.

On February 12, 2015, we completed our acquisition of Studer Holdings, Inc. (“Studer Group”). Studer Group and its subsidiaries are primarily engaged in the healthcare and education consulting, coaching, and publishing business. Under the terms of the merger agreement, we acquired Studer Group for the base purchase price of $325 million, consisting of $323 million in cash and $2 million in Huron common stock. The cash component of the transaction was financed with cash on hand and borrowings under our senior secured credit facility. The results of operations of Studer Group will be included within the Huron Healthcare segment. Supplemental pro forma information of Studer Group is not available as of the date of these financial statements.

We have not yet completed a valuation of the assets acquired and liabilities assumed in either acquisition.