Form 10-Q
period 2015-03-31
Huron Consulting Group Inc.
filed 2015-04-28
CIK 1289848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 21, 2015, 23,160,670 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.

HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,183	$256,872
Receivables from clients, net	115,492	98,640
Unbilled services, net	105,714	91,392
Income tax receivable	8,413	8,125
Deferred income taxes, net	14,155	14,772
Prepaid expenses and other current assets	14,220	16,358

Total current assets	265,177	486,159
Property and equipment, net	48,978	44,677
Long-term investment	14,700	12,250
Other non-current assets	26,099	20,998
Intangible assets, net	119,110	24,684
Goodwill	807,677	567,146

Total assets	$1,281,741	$1,155,914

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,708	$11,085
Accrued expenses	22,050	17,315
Accrued payroll and related benefits	42,697	106,488
Current maturities of long-term debt	—	28,750
Deferred revenues	19,600	12,738

Total current liabilities	97,055	176,376
Non-current liabilities:
Deferred compensation and other liabilities	16,933	10,838
Long-term debt, net of current portion	498,356	327,852
Deferred lease incentives	13,832	13,359
Deferred income taxes, net	45,507	26,855

Total non-current liabilities	574,628	378,904

Commitments and Contingencies

Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,336,102 and 24,976,395 shares issued at March 31, 2015 and December 31, 2014, respectively	244	241
Treasury stock, at cost, 2,168,191 and 2,097,173 shares at March 31, 2015 and December 31, 2014, respectively	(98,811)	(94,074)
Additional paid-in capital	455,659	442,308
Retained earnings	256,316	254,814
Accumulated other comprehensive loss	(3,350)	(2,655)

Total stockholders’ equity	610,058	600,634

Total liabilities and stockholders’ equity	$1,281,741	$1,155,914

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues and reimbursable expenses:
Revenues	$187,853	$210,731
Reimbursable expenses	17,155	19,103

Total revenues and reimbursable expenses	205,008	229,834
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	125,001	123,610
Amortization of intangible assets and software development costs	2,512	1,101
Reimbursable expenses	17,253	19,431

Total direct costs and reimbursable expenses	144,766	144,142

Operating expenses and other operating gain:
Selling, general and administrative expenses	42,333	37,688
Restructuring charges	1,590	129
Other gain	(226)	—
Depreciation and amortization	7,777	6,056

Total operating expenses and other operating gain	51,474	43,873

Operating income	8,768	41,819
Other income (expense), net:
Interest expense, net of interest income	(4,394)	(1,371)
Other income (expense), net	(727)	176

Total other expense, net	(5,121)	(1,195)

Income before income tax expense	3,647	40,624
Income tax expense	2,145	6,498

Net income	$1,502	$34,126

Earnings per share:
Basic	$0.07	$1.51
Diluted	$0.07	$1.48
Weighted average shares used in calculating earnings per share:
Basic	22,126	22,588
Diluted	22,602	23,086
Comprehensive income:
Net income	$1,502	$34,126
Foreign currency translation loss, net of tax	(436)	(106)
Unrealized loss on investment, net of tax	(50)	—
Unrealized loss on cash flow hedging instruments, net of tax	(209)	(24)

Other comprehensive loss	(695)	(130)

Comprehensive income	$807	$33,996

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Additional		Accumulated Other
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2014	24,115,593	$241	(2,109,316)	$(94,074)	$442,308	$254,814	$(2,655)	$600,634
Comprehensive income						1,502	(695)	807
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	327,400	3	(5,016)	(252)	249			—
Business acquisition	28,486	—			2,204			2,204
Share-based compensation					8,167			8,167
Shares redeemed for employee tax withholdings			(66,629)	(4,485)				(4,485)
Income tax benefit on share-based compensation					2,731			2,731

Balance at March 31, 2015	24,471,479	$244	(2,180,961)	$(98,811)	$455,659	$256,316	$(3,350)	$610,058

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,502	$34,126
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,289	7,157
Share-based compensation	5,280	5,136
Amortization of debt discount and issuance costs	2,365	342
Allowances for doubtful accounts and unbilled services	(1,904)	(72)
Deferred income taxes	2,716	9,829
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients	(6,547)	27,757
(Increase) decrease in unbilled services	(7,984)	(34,329)
(Increase) decrease in current income tax receivable / payable, net	(359)	(13,703)
(Increase) decrease in other assets	1,816	5,436
Increase (decrease) in accounts payable and accrued liabilities	9,886	8,289
Increase (decrease) in accrued payroll and related benefits	(62,450)	(57,169)
Increase (decrease) in deferred revenues	3,236	(1,964)

Net cash used in operating activities	(42,154)	(9,165)

Cash flows from investing activities:
Purchases of property and equipment, net	(6,482)	(4,840)
Investment in life insurance policies	(4,941)	(167)
Purchases of businesses	(331,807)	(17,430)
Purchase of convertible debt investment	(2,500)	—
Proceeds from note receivable	—	219

Net cash used in investing activities	(345,730)	(22,218)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	740
Shares redeemed for employee tax withholdings	(4,485)	(3,067)
Tax benefit from share-based compensation	2,734	3,477
Proceeds from borrowings under credit facility	197,500	—
Repayments on credit facility	(57,500)	(6,250)
Payments for capital lease obligations	(20)	(21)

Net cash provided by (used in) financing activities	138,229	(5,121)

Effect of exchange rate changes on cash	(34)	14
Net decrease in cash and cash equivalents	(249,689)	(36,490)
Cash and cash equivalents at beginning of the period	256,872	58,131

Cash and cash equivalents at end of the period	$7,183	$21,641

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$1,860	$4,174
Contingent consideration related to business acquisitions	$900	$590
Common stock issued related to business acquisition	$2,204	$—

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

2. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements reflect the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2015 and 2014. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

Certain amounts reported in the previous year have been reclassified to conform to the 2015 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3. New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts. This guidance is effective for us beginning in the first quarter of 2016 and will be applied on a retrospective basis. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance, which could change consolidation conclusions. This guidance will be effective for us beginning in our first quarter of 2016 and early adoption is permitted. We are currently evaluating the potential effect of adopting this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us beginning in the first quarter of 2017 and is to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the potential effect of adopting this guidance on our consolidated financial statements, as well as the transition methods.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

4. Goodwill and Intangible Assets

The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2015.

	Huron Healthcare	Huron Legal	Huron Education and Life Sciences	Huron Business Advisory	Total
Balance as of December 31, 2014:
Goodwill	$377,588	$52,555	$102,906	$177,080	$710,129
Accumulated impairment	—	—	—	(142,983)	(142,983)

Goodwill, net as of December 31, 2014	377,588	52,555	102,906	34,097	567,146

Goodwill recorded in connection with business acquisitions	234,102	7,213	—	—	241,315
Foreign currency translation	—	(421)	—	(363)	(784)

Goodwill, net as of March 31, 2015	$611,690	$59,347	$102,906	$33,734	$807,677

Refer to Note 5 “Acquisitions” for additional information on our recent acquisitions.

Intangible assets as of March 31, 2015 and December 31, 2014 consisted of the following:

		March 31, 2015		December 31, 2014
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	1 to 4	$25,313	$1,550	$243	$71
Customer relationships	3 to 14	84,955	23,393	42,345	21,228
Non-competition agreements	2 to 5	3,665	1,307	3,495	1,072
Trade names	1 to 8	22,960	651	160	67
Technology and software	3 to 7	9,251	3,907	4,321	3,461
Publishing content	3	3,900	138	—	—
License	2	50	38	50	31

Total		$150,094	$30,984	$50,614	$25,930

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. The customer contracts and trade name acquired in the acquisition of Studer Group and the majority of customer relationships are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the assets. All other intangible assets are amortized on a straight-line basis. Refer to Note 5 “Acquisitions” for additional information on the intangible assets acquired in the Studer Group acquisition.

Intangible assets amortization expense was $5.1 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. Estimated annual intangible assets amortization expense is $30.2 million for 2015, $29.3 million for 2016, $24.9 million for 2017, $14.6 million for 2018, $9.2 million for 2019, and $5.7 million for 2020. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

5. Acquisitions

Studer Holdings, Inc.

On February 12, 2015, we acquired 100% of the outstanding stock of Studer Holdings, Inc. (“Studer Group”) from the existing shareholders in accordance with an Agreement and Plan of Merger dated January 26, 2015 (the “Merger Agreement”). Studer Group is a professional services firm that assists healthcare providers achieve cultural transformation to deliver and sustain improvement in clinical outcomes and financial results. The acquisition combines Huron Healthcare’s performance improvement and clinical transformation capabilities with Studer Group’s Evidence-Based LeadershipSM framework to provide leadership and cultural transformation expertise for healthcare provider clients.

The acquisition date fair value of the consideration transferred for Studer Group was approximately $325.5 million, which consisted of the following:

Fair value of consideration transferred
Cash	$323,055
Common stock	2,204
Accrued preliminary net working capital adjustment	282

Total consideration transferred	$325,541

We funded the cash component of the purchase price with cash on hand and borrowings of $102.0 million under our senior secured credit facility. We issued 28,486 shares of our common stock as part of the consideration transferred, with an acquisition date fair value of $2.2 million based on the closing price of $77.35 on the date of acquisition. The purchase price is further subject to a working capital adjustment.

The acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The current fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed, but certain items, such as taxes payable, deferred taxes, deferred revenues, the intangible assets valuation, and the working capital adjustment, among other things, may be subject to change as additional information is received. Thus, the provisional measurements of fair value and goodwill are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the acquisition date.

Assets acquired:
Accounts receivable	$14,752
Prepaid expenses and other current assets	1,385
Deferred income tax asset	4,383
Property and equipment	4,572
Intangible assets	97,500
Liabilities assumed:
Accounts payable	594
Accrued expenses and other current liabilities	2,859
Accrued payroll and related benefits	1,574
Deferred revenues	3,600
Deferred income tax liability	21,315
Other non-current liabilities	1,211

Total identifiable net assets	91,439
Goodwill	234,102

Total purchase price	$325,541

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date.

	Fair Value	Useful Life in Years
Customer relationships	$42,400	9
Customer contracts	25,100	4
Trade name	22,800	5
Technology and software	3,900	3
Publishing content	3,300	3

Total intangible assets subject to amortization	$97,500

The weighted-average amortization period for the identifiable intangible assets shown above is 6.3 years. Customer relationships and customer contracts represent the fair values of the underlying relationships and agreements with Studer Group customers. The trade name represents the fair value of the brand and name recognition associated with the marketing of Studer Group’s service offerings. Technology and software and publishing content represent the estimated fair values of Studer Group’s software and books that are sold to customers. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and largely consists of the expanded market opportunities expected from combining the service offerings of Huron and Studer Group, as well as the assembled workforce of Studer Group. Goodwill recognized in conjunction with the acquisition of Studer Group was recorded in the Huron Healthcare segment. Goodwill of $119.5 million is expected to be deductible for income tax purposes.

Studer Group’s results of operations have been included in our unaudited consolidated statements of earnings and results of operations of our Huron Healthcare segment from the date of acquisition. For the three months ended March 31, 2015, the acquisition of Studer Group increased our net revenue by $11.4 million and our operating income by $1.2 million, which includes $2.8 million of amortization expense for intangible assets acquired. In connection with the acquisition of Studer Group, we incurred $1.9 million in transaction and acquisition-related expenses, $0.9 million of which were incurred in the fourth quarter of 2014 and the remaining $1.0 million were incurred in the first three months of 2015. These costs are recorded in selling, general, and administrative expenses in the period in which they were incurred.

The following supplemental pro forma information summarizes the combined results of operations for Huron and Studer Group as though the companies were combined on January 1, 2014.

	Three Months Ended March 31,
	2015	2014
Revenues	$198,675	$228,059
Net income	$2,079	$32,186
Net income per share - basic	$0.09	$1.42
Net income per share - diluted	$0.09	$1.39

The historical financial information has been adjusted to give effect to the pro forma adjustments, which consist of intangible assets amortization expense, transaction and acquisition-related costs, interest expense, the related income tax effects, and shares issued as consideration. These adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on January 1, 2014. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined company nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.

Sky Analytics, Inc.

Effective January 1, 2015, we completed the acquisition of Sky Analytics, Inc., a Massachusetts-based provider of legal spend management software for corporate law departments. The acquisition date fair value of the consideration transferred totaled $9.7 million, which includes cash of $8.8 million and the fair value of contingent consideration of $0.9 million. As part of the purchase price allocation, we recorded $2.0 million of intangible assets and $7.2 million of goodwill. The goodwill balance is not deductible for income tax purposes.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

6. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. Such securities or other contracts include unvested restricted stock awards, outstanding common stock options, convertible senior notes, and outstanding warrants, to the extent dilutive. Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2015	2014
Net income	$1,502	$34,126

Weighted average common shares outstanding – basic	22,126	22,588
Weighted average common stock equivalents	476	498

Weighted average common shares outstanding – diluted	22,602	23,086

Earnings per share:
Basic	$0.07	$1.51
Diluted	$0.07	$1.48

The anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above are shown in the following table. There were no anti-dilutive securities excluded related to unvested restricted stock awards or outstanding common stock options as of March 31, 2015 and 2014.

	As of March 31,
	2015	2014
Convertible senior notes	3,129	—
Warrants related to the issuance of convertible senior notes	3,129	—

Total anti-dilutive securities	6,258	—

See Note 7 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. As of March 31, 2015, no shares had been repurchased under the October 2014 Share Repurchase Program.

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

7. Financing Arrangements

A summary of the carrying amounts of our debt is as follows:

	March 31, 2015	December 31, 2014
1.25% convertible senior notes due 2019	$214,606	$212,852
Senior secured credit facility	283,750	143,750

Total debt	498,356	356,602
Current maturities of debt	—	(28,750)

Long-term debt, net of current portion	$498,356	$327,852

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

In accordance with ASC 470, Debt, we have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.837% over the term of the Convertible Notes. As of March 31, 2015, the remaining life of the Convertible Notes is 4.5 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2015 and December 31, 2014, the Convertible Notes consisted of the following:

	March 31, 2015	December 31, 2014
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(35,394)	(37,148)

Net carrying amount	$214,606	$212,852

Equity component(1)	$39,287	$39,287

(1)	Included in Additional paid-in capital on the consolidated balance sheet.

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

The following table presents the amount of interest expense recognized related to the Convertible Notes for the period presented.

Three Months Ended March 31, 2015
Contractual interest coupon	$781
Amortization of debt issuance costs	293
Amortization of debt discount	1,754

Total interest expense	$2,828

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

•	Convertible Note Hedge Transactions. In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions whereby the Company has call options to purchase a total of approximately 3.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the Convertible Notes in full, at a price of approximately $79.89, which corresponds to the initial conversion price of the Convertible Notes, subject to customary anti-dilution adjustments substantially similar to those in the Convertible Notes. The convertible note hedge transactions are exercisable upon conversion of the Convertible Notes and will expire in 2019 if not earlier exercised. We paid an aggregate amount of $42.1 million for the convertible note hedge transactions, which was recorded as additional paid-in capital in the consolidated balance sheets. The convertible note hedge transactions are separate transactions and are not part of the terms of the Convertible Notes.

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

The Company recorded an initial deferred tax liability of $15.4 million in connection with the debt discount associated with the Convertible Notes and recorded an initial deferred tax asset of $16.5 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are included in non-current deferred tax liabilities on the consolidated balance sheets.

Senior Secured Credit Facility

On March 31, 2015, the Company and certain of the Company’s subsidiaries entered into a Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the “Amended Credit Agreement”) by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders identified therein, and Bank of America, N.A., as administrative agent and collateral agent, consisting of a $500 million five-year senior secured revolving credit facility. The Amended Credit Agreement matures on March 31, 2020 and amended and restated, in its entirety, the Amended and Restated Credit Agreement entered into as of April 14, 2011 (as amended and modified, the “Existing Credit Agreement”). The Amended Credit Agreement provides for, among other things, an extension of the maturity date and a reduction in pricing, and replaced the existing revolving credit and term loan facility with an increased revolving credit facility.

The Amended Credit Agreement provides for the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $100 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $600 million.

The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under the Existing Credit Agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, and general corporate purposes.

Fees and interest on borrowings vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, borrowings under the Amended Credit Agreement will bear interest at either one, two, three or six month LIBOR or an alternate base rate, in each case plus the applicable margin. Borrowings will initially bear interest at LIBOR plus 1.50% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.50% per annum, in the case of base rate loans. After the date the compliance certificate is required to be received for the quarter ending March 31, 2015, the applicable margin will fluctuate between 1.25% per annum and 1.75% per annum, in the case of LIBOR borrowings, or between 0.25% per annum and 0.75% per annum, in the case of base rate loans, based upon the our Consolidated Leverage Ratio at such time.

Amounts borrowed under the Amended Credit Agreement may be prepaid at any time without premium or penalty. We are required to prepay the amounts outstanding under the Amended Credit Agreement in certain circumstances, including a requirement to pay all amounts outstanding under the Amended Credit Agreement 90 days prior to the Convertible Indebtedness Maturity Date (as defined in the Amended Credit Agreement) unless (1) the Convertible Indebtedness Maturity Date is waived or extended to a later date, (2) the Company can demonstrate (a) Liquidity (as defined in the Amended Credit Agreement) in an amount at least equal to the principal amount due on the Convertible Indebtedness Maturity Date, and (b) financial covenant compliance after giving effect to such payments and any additional indebtedness incurred on a pro forma basis, or (3) this requirement is waived by the Required Lenders (as defined in the Amended Credit Agreement). In addition, we have the right to permanently reduce or terminate the unused portion of the commitments provided under the Amended Credit Agreement at any time.

The loans and obligations under the Amended Credit Agreement are secured pursuant to a Second Amended and Restated Security Agreement and a Second Amended and Restated Pledge Agreement (the “Amended Pledge Agreement”) with Bank of America, N.A. as collateral agent, pursuant to which the Company and the subsidiary guarantors grant Bank of America, N.A., for the ratable benefit of the lenders under the Amended Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

property assets of the Company and the subsidiary guarantors, and a pledge of 100% of the stock or other equity interests in all domestic subsidiaries and 65% of the stock or other equity interests in each “material first-tier foreign subsidiary” (as defined in the Amended Pledge Agreement).

The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.50 to 1.00. At March 31, 2015, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.22 to 1.00 and a Consolidated Interest Coverage Ratio of 24.20 to 1.00.

Borrowings outstanding under the Amended Credit Agreement at March 31, 2015 totaled $283.8 million. These borrowings carried a weighted average interest rate of 2.5%, including the effect of the interest rate swaps described below in Note 9 “Derivative Instruments and Hedging Activity”. Borrowings outstanding under the Existing Credit Agreement at December 31, 2014 were $143.8 million and carried a weighted average interest rate of 2.3%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2015, we had outstanding letters of credit totaling $5.1 million, which are primarily used as security deposits for our office facilities. As of March 31, 2015, the unused borrowing capacity under the revolving credit facility was $211.1 million.

All outstanding borrowings under the Amended Credit Agreement will be due upon expiration of the Amended Credit Agreement on March 31, 2020.

8. Restructuring Charges

During the first quarter of 2015, we incurred a $1.6 million pretax restructuring charge primarily related to workforce reductions to better align our resources with market demand. Of the $1.6 million charge, $1.0 million related to our Huron Legal segment, $0.5 million related to our All Other segment as we wind down our public sector consulting practice and our foreign consulting operations based in the Middle East, and the remaining $0.1 million related to our corporate operations.

During the first quarter of 2014, we incurred a $0.1 million pretax restructuring charge related to workforce reductions in our London office to better align our resources with market demand in our Huron Legal segment.

As of March 31, 2015, our restructuring charge liability was $2.6 million, $1.8 million of which represents the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in Washington, D.C. and Chicago, and $0.8 million of which represents the severance payments to be paid to those employees impacted by the workforce reductions discussed above. The restructuring charge liability is included as a component of Accrued expenses and Deferred compensation and other liabilities.

9. Derivative Instruments and Hedging Activity

On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective on February 29, 2012 and ending on April 14, 2016. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings described in Note 7 “Financing Arrangements.” The swap had an initial notional amount of $56.6 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.9875%.

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

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of March 31, 2015, it was anticipated that $0.4 million of the losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three months ended March 31, 2015, inclusive of consideration of our credit facility amendment discussed in Note 7 “Financing Arrangements.”

The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of March 31, 2015 and December 31, 2014.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	March 31, 2015	December 31, 2014
Other non-current assets	$128	$516
Accrued expenses	$605	$643
Deferred compensation and other liabilities	$4	$10

All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on the Consolidated Balance Sheets. All of the Company’s derivative instruments as of March 31, 2015 and December 31, 2014 were held with the same counterparty.

We do not use derivative instruments for trading or other speculative purposes. Refer to Note 11 “Other Comprehensive Loss” for additional information on our derivative instruments.

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

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2015
Assets:
Promissory note	$—	$—	$2,182	$2,182
Convertible debt investment	—	—	14,700	14,700

Total assets	$—	$—	$16,882	$16,882

Liabilities:
Interest rate swaps	$—	$481	$—	$481
Contingent consideration for business acquisition	—	—	900	900

Total liabilities	$—	$481	$900	$1,381

December 31, 2014
Assets:
Promissory note	$—	$—	$2,137	$2,137
Interest rate swaps	—	172	—	172
Convertible debt investment	—	—	12,250	12,250

Total assets	$—	$172	$14,387	$14,559

Liabilities:
Interest rate swaps	$—	$309	$—	$309
Contingent consideration for business acquisition	—	—	226	226

Total liabilities	$—	$309	$226	$535

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to the Company annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. The increase in the fair value of the note during the first quarter of 2015 reflects the accretion of interest income in excess of interest payments received. The portion of the note expected to be received in the next twelve months is recorded as a receivable in Prepaid expenses and other current assets. The remaining portion of the note is recorded in Other non-current assets.

Interest rate swaps: The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.

Convertible debt investment: In the third quarter of 2014, we invested $12.5 million, in the form of zero coupon convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education, a U.S.-based company that partners with leading nonprofit universities to increase access and retention of international students, boost institutional growth, and enhance an institution’s global footprint. In March 2015, we purchased an additional $2.5 million convertible note of Shorelight, increasing the cost basis of our investment to $15.0 million. The notes will mature on July 1, 2020, unless converted earlier.

To determine the appropriate accounting treatment for our investment, we performed a variable interest entity (“VIE”) analysis and concluded that Shorelight does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the convertible notes are not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment to be that of an available-for-sale security in accordance with ASC 320, Investments – Debt and Equity Securities.

The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimated the fair value of our investment using cash flow projections discounted at a risk-adjusted rate and certain assumptions related to equity volatility, default probability, and recovery rate, all of which are Level 3 inputs. In arriving at the estimated fair value, we also considered the probability-weighted likelihood of conversion of the notes, in accordance with the various conversion features of the notes. An unrealized loss of $0.1 million was recorded in Other comprehensive income for the three months ended March 31, 2015. As of March 31, 2015, we concluded that the unrealized loss was not other than temporary as we have the intent and ability to hold the investment for a period of time sufficient to recover the loss. The fair value of the convertible debt investment is recorded in Long-term investment.

Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in the earnings of that period. During the three months ended March 31, 2015, we recorded a $0.9 million contingent consideration liability for one acquisition completed during the quarter. In addition, we determined that the fair value of another contingent consideration liability had declined to zero and recorded a remeasurement gain of $0.3 million. Refer to Note 5 “Acquisitions” for information on the acquisitions completed in 2015. At March 31, 2015, the fair value of the contingent consideration liability is recorded in Deferred compensation and other liabilities.

Financial assets and liabilities not recorded at fair value are as follows:

Senior secured credit facility

The carrying value of borrowings outstanding under our senior secured credit facility is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the senior secured credit facility bears interest at variable rates based on market rates as set forth in the Amended Credit Agreement. Refer to Note 7 “Financing Arrangements.”

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

Convertible Notes

The carrying amount and estimated fair value of the Convertible Notes are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$214,606	$275,745	$212,852	$261,903

The difference between the $250 million principal amount of the Convertible Notes and the carrying amount represents the unamortized debt discount. As of March 31, 2015 and December 31, 2014, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 7 “Financing Arrangements” for additional details of our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on March 31, 2015 and December 31, 2014.

Based on the closing price of our common stock of $66.15 on March 31, 2015, the if-converted value of the Convertible Notes was less than the principal amount.

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

11. Other Comprehensive Loss

The tables below set forth the components of other comprehensive loss, net of tax, for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive loss:
Foreign currency translation adjustment	$(444)	$8	$(436)	$(106)	$—	$(106)
Unrealized loss on investment	$(50)	$—	$(50)	$—	$—	$—
Unrealized loss on cash flow hedges:
Change in fair value	$(561)	$222	$(339)	$(171)	$69	$(102)
Reclassification adjustments into earnings	217	(87)	130	130	(52)	78

Net unrealized loss	$(344)	$135	$(209)	$(41)	$17	$(24)

Other comprehensive loss	$(838)	$143	$(695)	$(147)	$17	$(130)

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The before tax amounts reclassified from accumulated other comprehensive loss related to our cash flow hedges are recorded to Interest expense, net of interest income.

Accumulated other comprehensive loss, net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Loss on Investment	Net Unrealized Loss on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(2,334)	$(250)	$(71)	$(2,655)
Current period change	(436)	(50)	(209)	(695)

Balance, March 31, 2015	$(2,770)	$(300)	$(280)	$(3,350)

12. Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2015 and 2014 were 58.8% and 16.0%, respectively. The effective tax rate for the first quarter of 2015 was higher than the statutory rate, inclusive of state income taxes, primarily due to foreign losses with no tax benefit and certain non-deductible expenses as a percentage of pretax income. The effective tax rate for the first three months of 2014 was lower than the statutory tax rate, inclusive of state income taxes, primarily due to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million. This recognized benefit was partially offset by $1.2 million in expenses in the first quarter of 2014 related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election.

13. Commitments, Contingencies and Guarantees

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

Guarantees and Indemnification

Guarantees in the form of letters of credit totaling $5.1 million were outstanding at both March 31, 2015 and December 31, 2014 to support certain office lease obligations as well as Middle East performance and bid bonds.

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

Our Huron Healthcare segment provides consulting services to national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and physician practices. We deliver solutions to enhance the ability of our clients to address challenges in the rapidly-evolving healthcare environment and to improve quality, increase revenue, reduce expenses, and enhance patient, physician, and employee satisfaction across the healthcare enterprise. By partnering with healthcare organizations, we design solutions that teach providers how to achieve cultural transformation and deliver and sustain improvement in clinical outcomes and financial results. Our people provide a depth of expertise across the healthcare industry, and our culture of collaboration extends to our client engagements, enabling teams to effectively implement successful client projects.

•	Huron Legal

Our Huron Legal segment provides consulting and technology-enabled services to assist law departments of major global corporations and their associated law firms with cost and risk reduction and operational efficiency. Our professionals and business solutions focus on four primary areas: electronic discovery and litigation management, law department management, information governance and compliance, and legal analytics. Our clients benefit from the experience of business, discovery, and technical consultants who are experts in the legal, compliance, technology, and management fields.

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

Our Huron Business Advisory segment provides services to the C-suite of middle market and large organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, creditors, owners, and other key constituents. Also included in the Huron Business Advisory segment is our Enterprise Performance Management and Analytics practice, which delivers solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client experience. With expertise in full-service enterprise performance management (EPM), business analytics, customer relationship management (CRM), and big data professional services, Huron helps global clients across industries drive results and gain a competitive advantage.

•	All Other

Our All Other segment consists of any line of business not managed by our other four operating segments. These businesses include our public sector consulting practice and our foreign consulting operations based in the Middle East, which we are in the process of winding down.

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

HURON CONSULTING GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

The table below sets forth information about our operating segments for the three months ended March 31, 2015 and 2014, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
	2015	2014
Huron Healthcare:
Revenues	$98,004	$107,548
Operating income	$28,980	$51,220
Segment operating income as a percentage of segment revenues	29.6%	47.6%
Huron Legal:
Revenues	$33,427	$54,975
Operating income	$3,592	$12,488
Segment operating income as a percentage of segment revenues	10.7%	22.7%
Huron Education and Life Sciences:
Revenues	$39,897	$33,576
Operating income	$11,780	$6,447
Segment operating income as a percentage of segment revenues	29.5%	19.2%
Huron Business Advisory:
Revenues	$15,738	$13,382
Operating income	$1,599	$2,555
Segment operating income as a percentage of segment revenues	10.2%	19.1%
All Other:
Revenues	$787	$1,250
Operating loss	$(992)	$(458)
Segment operating loss as a percentage of segment revenues	N/M	N/M
Total Company:
Revenues	$187,853	$210,731
Reimbursable expenses	17,155	19,103

Total revenues and reimbursable expenses	$205,008	$229,834

Statements of Earnings reconciliation:
Segment operating income	$44,959	$72,252
Items not allocated at the segment level:
Other operating expenses and gains	28,414	24,377
Depreciation and amortization expense	7,777	6,056
Other expense, net	5,121	1,195

Income before income tax expense	$3,647	$40,624

N/M – Not Meaningful

At March 31, 2015 and December 31, 2014, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. No single client generated greater than 10% of our consolidated revenues during the three months ended March 31, 2015 and 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” These forward-looking statements reflect our current expectation about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.

OVERVIEW

Our Business

We are a leading provider of operational and financial consulting services. We help clients in diverse industries improve performance, transform the enterprise, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress, and stimulate growth. Our professionals employ their expertise in finance, operations, strategy, analytics, and technology to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, governmental entities, and law firms. We have worked with more than 450 health systems, hospitals, and academic medical centers; more than 400 corporate general counsel; and more than 400 universities and research institutions. We are a Platinum level member of the Oracle PartnerNetwork (OPN), a Workday Services Partner, and a Silver Partner of the Salesforce.com partner network.

We provide our services through five operating segments: Huron Healthcare, Huron Legal, Huron Education and Life Sciences, Huron Business Advisory, and All Other.

•	Huron Healthcare

Our Huron Healthcare segment provides consulting services to national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and physician practices. We deliver solutions to enhance the ability of our clients to address challenges in the rapidly-evolving healthcare environment and to improve quality, increase revenue, reduce expenses, and enhance patient, physician, and employee satisfaction across the healthcare enterprise. By partnering with healthcare organizations, we design solutions that teach providers how to achieve cultural transformation and deliver and sustain improvement in clinical outcomes and financial results. Our people provide a depth of expertise across the healthcare industry, and our culture of collaboration extends to our client engagements, enabling teams to effectively implement successful client projects.

•	Huron Legal

Our Huron Legal segment provides consulting and technology-enabled services to assist law departments of major global corporations and their associated law firms with cost and risk reduction and operational efficiency. Our professionals and business solutions focus on four primary areas: electronic discovery and litigation management, law department management, information governance and compliance, and legal analytics. Our clients benefit from the experience of business, discovery, and technical consultants who are experts in the legal, compliance, technology, and management fields.

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

Our Huron Business Advisory segment provides services to the C-suite of middle market and large organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, creditors, owners, and other key constituents. Also included in the Huron Business Advisory segment is our Enterprise Performance Management and Analytics practice, which delivers solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client experience. With expertise in full-service enterprise performance management (EPM), business analytics, customer relationship management (CRM), and big data professional services, Huron helps global clients across industries drive results and gain a competitive advantage.

•	All Other

Our All Other segment consists of any line of business not managed by our other four operating segments. These businesses include our public sector consulting practice and our foreign consulting operations based in the Middle East, which we are in the process of winding down.

Acquisitions

Studer Group

On February 12, 2015, we completed our acquisition of Studer Group in exchange for consideration with a fair value of approximately $325.5 million, consisting of $323.0 million in cash, $2.2 million in Huron common stock, and a preliminary accrued net working capital adjustment of $0.3 million. The cash portion of the acquisition was funded with available cash on hand and $102.0 million of borrowings under our senior secured credit facility. Studer Group is a premier professional services firm that assists healthcare providers achieve cultural transformation to deliver and sustain improvement in clinical outcomes and financial results. The acquisition combines our Huron Healthcare segment’s performance improvement and clinical transformation capabilities with Studer Group’s Evidence-Based LeadershipSM framework to provide leadership and cultural transformation expertise for healthcare provider clients. Studer Group’s results of operations have been included in our consolidated financial statements and the segment operating results of Huron Healthcare from the date of acquisition.

Sky Analytics

Effective January 1, 2015, we completed our acquisition of Sky Analytics in exchange for consideration with a fair value of approximately $9.7 million. This included cash of $8.8 million and contingent consideration with a fair value of $0.9 million at the acquisition date. Sky Analytics, Inc. is a Massachusetts-based provider of legal spend management software for corporate law departments. The addition strengthens our Huron Legal segment’s law department management offering and complements our deep consulting expertise. Sky Analytics’ results of operations have been included in our consolidated financial statements and the segment operating results of Huron Legal from the date of acquisition.

How We Generate Revenues

A large portion of our revenues is generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, all of whom work variable schedules as needed by our clients. Other professionals include specialized finance and operational consultants, our document review and electronic data discovery groups, our cultural transformation consultants from the Studer Group acquisition, which include coaches and their support staff, and our full-time employees who provide software support and maintenance services to our clients. Our document review and electronic data discovery groups generate revenues primarily based on the number of hours worked and units produced, such as pages reviewed or amount of data processed. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.

Revenues generated by our full-time consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our other professionals, or full-time equivalents, are largely dependent on the number of consultants we employ, their hours worked, and billing rates charged, as well as the number of pages reviewed and amount of data processed in the case of our document review and electronic data discovery groups, respectively. Revenues generated by our coaches are largely dependent on the number of coaches we employ and the total value, scope, and terms of the consulting contracts under which they provide services, which are primarily fixed-fee contracts.

We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee (including software license revenue), performance-based, and support and maintenance for the software we deploy.

Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 42.5% and 43.4% of our revenues for the three months ended March 31, 2015 and 2014, respectively.

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

Fixed fee arrangements also include our software license and subscription revenue, which is primarily derived from revenue cycle management software, research administration and compliance software, and subscriptions to our cloud-based analytic tools and solutions. Licenses for our revenue cycle management software are sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract. License revenue from our research administration and compliance software is generally recognized in the month in which the software is delivered. Subscription revenue from our cloud based solutions is recognized on a straight-line basis over the term of the customer contract.

Fixed-fee engagements (including software license and subscription revenue) represented 46.1% and 38.4% of our revenues for the three months ended March 31, 2015 and 2014.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 7.1% and 15.2% of our revenues for the three months ended March 31, 2015 and 2014, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.

Clients who have purchased one of our software licenses can pay an additional fee for software support and maintenance. The software support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 4.3% and 3.0% of our revenues for the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended March 31,
	2015	2014
Segment and Consolidated Operating Results (in thousands):
Revenues and reimbursable expenses:
Huron Healthcare	$98,004	$107,548
Huron Legal	33,427	54,975
Huron Education and Life Sciences	39,897	33,576
Huron Business Advisory	15,738	13,382
All Other	787	1,250

Total revenues	187,853	210,731
Total reimbursable expenses	17,155	19,103

Total revenues and reimbursable expenses	$205,008	$229,834

Operating income (loss):
Huron Healthcare	$28,980	$51,220
Huron Legal	3,592	12,488
Huron Education and Life Sciences	11,780	6,447
Huron Business Advisory	1,599	2,555
All Other	(992)	(458)

Total segment operating income	44,959	72,252
Operating expenses and other gain not allocated to segments	36,191	30,433

Total operating income	$8,768	$41,819

Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Huron Healthcare	1,105	995
Huron Legal	107	138
Huron Education and Life Sciences	425	429
Huron Business Advisory	211	166

Total	1,848	1,728
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare	1,108	985
Huron Legal	116	139
Huron Education and Life Sciences	423	434
Huron Business Advisory	205	161

Total	1,852	1,719
Full-time billable consultant utilization rate (2):
Huron Healthcare	72.5%	78.9%
Huron Legal	52.7%	64.5%
Huron Education and Life Sciences	76.4%	68.3%
Huron Business Advisory	69.5%	68.5%
Total	71.8%	74.1%

	Three Months Ended March 31,
	2015	2014
Other Operating Data (continued):
Full-time billable consultant average billing rate per hour (3):
Huron Healthcare	$211	$272
Huron Legal (5)	$249	$231
Huron Education and Life Sciences	$225	$200
Huron Business Advisory	$227	$238
Total (5)	$218	$249
Revenue per full-time billable consultant (in thousands):
Huron Healthcare	$72	$102
Huron Legal (5)	$60	$67
Huron Education and Life Sciences	$81	$65
Huron Business Advisory	$74	$79
Total (5)	$73	$88
Average number of full-time equivalents (for the period) (4):
Huron Healthcare	127	51
Huron Legal	816	1,413
Huron Education and Life Sciences	38	39
Huron Business Advisory	5	8

Total	986	1,511
Revenue per full-time equivalents (in thousands):
Huron Healthcare	$145	$129
Huron Legal (5)	$32	$32
Huron Education and Life Sciences	$149	$139
Huron Business Advisory	$89	$84
Total (5)	$52	$38

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(2)	Utilization rate for our full-time billable consultants is calculated by dividing the number of hours all of our full-time billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(4)	Consists of consultants who work variable schedules as needed by our clients, as well as other professionals who generate revenues primarily based on number of hours worked and units produced, such as pages reviewed and data processed. Also includes our cultural transformation consultants from the Studer Group acquisition, which include coaches and their support staff, and full-time employees who provide software support and maintenance services to our clients.
(5)	During the second quarter of 2014, we revised the methodology we use to allocate revenue between our billable consultants and our full-time equivalents in our Huron Legal segment to better reflect the nature of the work being provided. Operating data for the three months ended March 31, 2015 and 2014, as presented above, reflects this change.

Non-GAAP Measures

We also assess our results of operations using certain non-GAAP financial measures. These non-GAAP financial measures differ from GAAP because the non-GAAP financial measures we calculate to measure Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), Adjusted net income, and Adjusted diluted earnings per share exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.

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

The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues	$187,853	$210,731

Net income	$1,502	$34,126
Add back:
Income tax expense	2,145	6,498
Interest and other expenses	5,121	1,195
Depreciation and amortization	10,289	7,157

Earnings before interest, taxes, depreciation and amortization (EBITDA)	19,057	48,976
Add back:
Restructuring charges	1,590	129
Other gain	(226)	—

Adjusted EBITDA	$20,421	$49,105

Adjusted EBITDA as a percentage of revenues	10.9%	23.3%

	Three Months Ended March 31,
	2015	2014
Net income	$1,502	$34,126

Weighted average shares – diluted	22,602	23,086
Diluted earnings per share	$0.07	$1.48

Add back:
Amortization of intangible assets	5,082	2,518
Restructuring charges	1,590	129
Other gain	(226)	—
Non-cash interest on convertible notes	1,754	—
Tax effect	(3,223)	(1,059)
Net tax benefit related to “check-the-box” election	—	(10,244)

Total adjustments, net of tax	4,977	(8,656)

Adjusted net income	$6,479	$25,470

Adjusted diluted earnings per share	$0.29	$1.10

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

Other gain: We have excluded the effect of the remeasurement gain recorded in the first quarter of 2015 related to a reduction in a contingent consideration liability for a business acquisition to permit comparability with the prior year period that was not impacted by this item.

Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from the calculation of Adjusted net income presented above. Amortization of intangibles is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.

Non-cash interest on convertible notes: We incur non-cash interest expense relating to the implied value of the equity conversion component of our Convertible Notes. The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the Convertible Notes using the effective interest rate method. We exclude this non-cash interest expense that does not represent cash interest payments made to our note holders from the calculation of Adjusted net income.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Revenues decreased $22.9 million, or 10.9%, to $187.9 million for the first quarter of 2015 from $210.7 million for the first quarter of 2014. First quarter 2015 revenues include $19.7 million from businesses acquired subsequent to the first quarter of 2014. Revenues in the first quarter of 2015 were negatively impacted by $0.4 million related to the fair value adjustment of deferred revenue acquired in the Studer Group acquisition. We expect to incur a similar $0.4 million negative impact during the second quarter of 2015 related to this adjustment.

Of the overall $22.9 million decrease in revenues, $15.2 million was attributable to a decrease in revenue from our full-time billable consultants and $7.7 million was attributable to our full-time equivalents. The decrease in full-time billable consultant revenues was driven by decreases in the average billing rate and consultant utilization rate, partially offset by an increase in the average number of billable consultants. As discussed below in Segment Results, the decrease in revenue from full-time billable consultants primarily reflected lower contingent fees and project timing as we transition between engagements in our Huron Healthcare segment and decreased demand for our services in our Huron Legal segment, partially offset by strengthened demand for our services in the Huron Education and Life Sciences and Huron Business Advisory segments. The decline in revenue attributable to full-time equivalents primarily reflected a decrease in demand for our discovery services in the Huron Legal segment, partially offset by the revenue generated by our healthcare coaches in the Huron Healthcare segment, which was the result of our acquisition of Studer Group during the first quarter of 2015.

Total Direct Costs

Our total direct costs increased $2.8 million, or 2.2%, to $127.5 million in the three months ended March 31, 2015, from $124.7 million in the three months ended March 31, 2014. The increase primarily related to an $8.4 million increase in salaries and related expenses for our revenue-generating professionals, a $1.4 million increase in intangible asset amortization expense, and a $0.8 million increase in bonus expense for our revenue-generating professionals, partially offset by a $7.3 million decrease in contractor expense. As a percentage of revenues, our total direct costs increased to 67.9% during the first quarter of 2015 compared to 59.2% during the first quarter of 2014 due to the items described above, as well as a decrease in revenues.

Total direct costs for the three months ended March 31, 2015 included $4.2 million of share-based compensation expense for our revenue-generating professionals compared to $4.0 million for the same prior year period. Total direct costs for the three months ended March 31, 2015 included $2.5 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations, compared to $1.1 million of amortization expense for the same prior year period. The $1.4 million increase in amortization expense was primarily attributable to $1.8 million of amortization of intangible assets acquired in the Studer Group acquisition during the first quarter of 2015, partially offset by certain intangible assets that became fully amortized during 2014.

Operating Expenses and Other Operating Gain

Selling, general and administrative expenses increased $4.6 million, or 12.3%, to $42.3 million in the first quarter of 2015 from $37.7 million in the first quarter of 2014. This increase was primarily related to a $3.0 million increase in salaries and related expenses for our support personnel, a $0.6 million increase in facilities and other office related expenses, a $0.4 million increase in bonus expense for our support personnel, a $0.4 million increase in legal expenses, and a $0.3 million increase in outside professional services expenses, partially offset by a $0.4 million decrease in practice administration and meetings expense. As a percentage of revenues, selling, general and administrative expenses increased to 22.5% during the first quarter of 2015 compared to 17.9% during the first quarter of 2014 due to the items described above, as well as a decrease in revenues. We incurred $1.3 million of transaction and acquisition related costs in the first quarter of 2015, of which $1.0 million was associated with the Studer Group acquisition.

Restructuring charges for the first quarter of 2015 totaled $1.6 million related to workforce reductions to better align our resources with market demand. Of the $1.6 million pretax charge, $1.0 million related to our Huron Legal segment, $0.5 million related to our All Other segment, and $0.1 million related to our corporate operations. During the first quarter of 2014, we incurred a $0.1 million pretax restructuring charge related to workforce reductions in our London office to better align our resources with market demand in our Huron Legal segment.

During the first quarter of 2015, we recorded a remeasurement gain of $0.2 million related to the contingent consideration liability incurred in connection with a business acquisition during the fourth quarter of 2014. The initial acquisition date fair value of this liability was $0.2 million. There was no remeasurement gain or loss for the comparable period last year.

Depreciation and amortization expense increased by $1.7 million to $7.8 million in the three months ended March 31, 2015, from $6.1 million in the three months ended March 31, 2014. The increase was primarily attributable to $1.0 million of amortization expense for intangible assets acquired in the Studer Group acquisition during the first quarter of 2015. Intangible asset amortization included within operating expenses relates to certain customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our acquisitions.

Operating Income

Operating income decreased $33.1 million, or 79.0%, to $8.8 million in the first quarter of 2015 from $41.8 million in the first quarter of 2014. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 4.7% in the three months ended March 31, 2015, compared to 19.8% in the three months ended March 31, 2014. The decrease in operating margin was primarily attributable to the increases in salaries and related expenses and bonus expense for our revenue-generating professionals during the first quarter of 2015, as well as the increases in salaries and related expenses and bonus expense for our support personnel, intangible asset amortization expense, and facilities and other office related expenses during the first quarter of 2015, as well as a decline in revenues, compared to the same period last year.

Other Expense, Net

Total other expense, net increased by $3.9 million to $5.1 million in the first quarter of 2015 from $1.2 million in the first quarter of 2014. The increase was primarily attributable to a $3.0 million increase in interest expense and a $0.9 million increase in foreign currency transaction losses. The increase in interest expense was due to our Convertible Notes issued in September 2014 and interest expense resulting from higher levels of borrowings. For the three months ended March 31, 2015, interest expense related to the coupon of the Convertible Notes was $0.8 million and the non-cash interest expense related to the amortization of the debt discount and amortization of debt issuance costs totaled $2.0 million. For the year ending December 31, 2015, we expect interest expense related to the coupon of the Convertible Notes to be $3.1 million and interest expense for the amortization of the debt discount and debt issuance costs related to the Convertible Notes to be $8.3 million.

Income Tax Expense

For the first quarter of 2015, we recognized income tax expense of $2.1 million on income of $3.6 million. For the first quarter of 2014, we recognized income tax expense from continuing operations of $6.5 million on income of $40.6 million. Our effective tax rate for the first quarter of 2015 was 58.8% compared with 16.0% for the same period last year. The effective tax rate for the three months ended March 31, 2015 was higher than the statutory rate, inclusive of state income taxes, primarily due to foreign losses with no tax benefit and certain non-deductible expenses as a percentage of pretax income. We expect our effective tax rate for the full year 2015 to decrease to a rate that approximates the statutory rate, inclusive of state income taxes, as pretax income increases during the year in relation to foreign losses with no tax benefit. The effective tax rate for the three months ended March 31, 2014 was lower than the statutory rate, inclusive of state income taxes, due primarily to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million during the quarter. This recognized benefit was partially offset by $1.2 million in expenses related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election.

Net Income

Net income was $1.5 million for the three months ended March 31, 2015, compared to net income of $34.1 million for the same period last year. The $32.6 million decrease in net income was primarily due to the decrease in operating income, as discussed above. As a result of the decrease in net income, diluted earnings per share for the first quarter of 2015 was $0.07 compared to $1.48 for the first quarter of 2014.

EBITDA and Adjusted EBITDA

EBITDA decreased $29.9 million to $19.1 million for the three months ended March 31, 2015, from $49.0 million for the three months ended March 31, 2014. Adjusted EBITDA decreased $28.7 million to $20.4 million in the first quarter of 2015 from $49.1 million in the first quarter of 2014. The decrease in both EBITDA and Adjusted EBITDA was primarily due to the decrease in segment operating income, as discussed below in Segment Results, and an increase in corporate expenses, including transaction costs associated with the Studer Group acquisition.

Adjusted Net Income

Adjusted net income decreased $19.0 million to $6.5 million in the first quarter of 2015 compared to $25.5 million in the first quarter of 2014. The decrease was primarily attributable to the decrease in segment operating income and an increase in corporate expenses, including transaction costs associated with the Studer Group acquisition, partially offset by the lower tax expense when excluding the tax benefit related to our “check-the-box” election.

Segment Results

Huron Healthcare

Revenues

Huron Healthcare segment revenues decreased $9.5 million, or 8.9%, to $98.0 million for the first quarter of 2015 from $107.5 million for the first quarter of 2014. Revenues for the first quarter of 2015 included $11.4 million from Studer Group, a business that we acquired on February 12, 2015, and $7.7 million from Vonlay, a business that we acquired in the second quarter of 2014. During the three months ended March 31, 2015, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 8.3%, 71.9%, 13.8%, and 6.0% of this segment’s revenues, respectively, compared to 1.7%, 65.1%, 28.9%, and 4.3%, respectively, for the comparable period in 2014.

Of the overall $9.5 million decrease in revenues, $21.4 million was attributable to our full-time billable consultants, partially offset by an $11.9 million increase in revenue attributable to our full-time equivalents. The decrease in overall revenue for the Huron Healthcare segment primarily reflected a $17.6 million decrease in performance-based fee revenue for the first quarter of 2015 compared to the same prior year period, as well as lower revenues due to project timing as we transition between engagements.

Performance-based fee revenue was $13.5 million during the first quarter of 2015 compared to $31.1 million during the first quarter of 2014. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.

The decrease in full-time billable consultant revenues reflected decreases in the average billing rate and consultant utilization rate, partially offset by an increase in the average number of full-time billable consultants. The increase in revenue attributable to our full-time equivalents reflected an increase in both the average number of full-time equivalents and revenue per full-time equivalent in the first quarter of 2015 compared to the same prior year period, and is primarily the result of our Studer Group acquisition.

Operating Income

Huron Healthcare segment operating income decreased $22.2 million, or 43.4%, to $29.0 million for the three months ended March 31, 2015, from $51.2 million for the three months ended March 31, 2014. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 29.6% for the first quarter of 2015 from 47.6% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses and bonus expense for our revenue-generating professionals and support personnel, as well as an increase in intangible asset amortization expense resulting from our acquisition of Studer Group.

Huron Legal

Revenues

Huron Legal segment revenues decreased $21.5 million, or 39.2%, to $33.4 million for the first quarter of 2015 from $55.0 million for the first quarter of 2014. Revenues for the first quarter of 2015 included $0.2 million from Sky Analytics, a business that we acquired in the first quarter of 2015. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 95.9%, 3.6%, and 0.5% of this segment’s revenues, respectively, during the three months ended March 31, 2015, compared to 97.7%, 2.1%, and 0.2% of this segment’s revenues, respectively, during the three months ended March 31, 2014.

Of the overall $21.5 million decrease in revenues, $19.1 million was attributable to a decrease in revenue generated by our full-time equivalents and $2.4 million was attributable to a decrease in revenue generated by our full-time billable consultants. The decrease in revenue attributable to our full-time equivalents, which was the result of decreased demand for our discovery services, primarily reflected a decrease in the average number of full-time equivalents. The decrease in full-time billable consultant revenue reflected decreases in the consultant utilization rate and average number of full-time billable consultants, partially offset by an increase in the average billing rate.

Operating Income

Huron Legal segment operating income decreased by $8.9 million, or 71.2%, to $3.6 million for the three months ended March 31, 2015, from $12.5 million for the three months ended March 31, 2014. Segment operating margin decreased to 10.7% for the first quarter of 2015 from 22.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase, as a percentage of revenue, in salaries and related expenses for both our revenue-generating professionals and support personnel, as well as an increase in restructuring expense, an increase in rent and utilities expenses for our discovery centers, and an increase in technology expenses as a percentage of revenues, partially offset by a decrease in contractor expense and bonus expense for our revenue-generating professionals, both as a percentage of revenues.

Huron Legal revenue and operating income for the first quarter of 2015 were significantly lower than each of the first three quarters of 2014, stemming largely from a more sudden than anticipated downturn in business resulting from client settlements of government investigations related to the credit crisis, which also negatively impacted this segment’s results in the fourth quarter of 2014. The Huron Legal segment leadership team is currently executing several initiatives to improve the segment’s financial performance and increase sales of their service offerings. We believe that the services provided by the Huron Legal segment remain relevant in the marketplace and expect performance to improve during the remainder of 2015 compared to the first quarter of 2015 and fourth quarter of 2014. In the event that the segment’s performance does not improve in line with our expectations during the remainder of 2015, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take an impairment charge as a result of any such test. For a discussion of our first quarter 2015 interim goodwill impairment test, see “Critical Accounting Policies—Carrying Values of Goodwill and Other Intangible Assets” below.

Huron Education and Life Sciences

Revenues

Huron Education and Life Sciences segment revenues increased $6.3 million, or 18.8%, to $39.9 million for the first quarter of 2015 from $33.6 million for the first quarter of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 65.0%, 30.3%, and 4.7% of this segment’s revenues, respectively, during the three months ended March 31, 2015, compared to 71.9%, 23.6%, and 4.5%, respectively, for the comparable period in 2014.

Of the overall $6.3 million increase in revenues, $6.2 million was attributable to an increase in revenue generated by our full-time billable consultants and $0.1 million was attributable to an increase in revenue generated by our full-time equivalents. The increase in revenue from our full-time billable consultants primarily reflected increases in the average billing rate and consultant utilization rate, partially offset by a decrease in the average number of full-time billable consultants. The increase in revenue from our full-time equivalents reflected an increase in revenue per full-time equivalent, partially offset by a slight decrease in the average number of full-time equivalents.

Operating Income

Huron Education and Life Sciences segment operating income increased $5.3 million, or 82.7%, to $11.8 million for the three months ended March 31, 2015, from $6.4 million for the three months ended March 31, 2014. The Huron Education and Life Sciences segment operating margin increased to 29.5% for the first quarter of 2015 from 19.2% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, as well as decreases in contractor expense, promotion and sponsorship expenses, salaries and related expenses for our support personnel, and practice administration and meetings expenses, partially offset by an increase in bonus expense for our revenue-generating professionals as a percentage of revenues.

Huron Business Advisory

Revenues

Huron Business Advisory segment revenues increased $2.4 million, or 17.6%, to $15.7 million for the first quarter of 2015 from $13.4 million for the first quarter of 2014. Revenues for the first quarter of 2015 included $0.4 million from Threshold Consulting, Inc., a business that we acquired in the fourth quarter of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 85.5%, 13.9%, and 0.1% of this segment’s revenues, respectively, during the first quarter of 2015. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 84.4%, 11.9%, and 3.7% of this segment’s revenues, respectively, during the first quarter of 2014.

Of the overall $2.4 million increase in revenues, $2.6 million was attributable to an increase in revenue generated by our full-time billable consultants, partially offset by a $0.2 million decrease in revenue generated by our full-time equivalents. The increase in revenue from our full-time billable consultants was driven by an increase in the average number of full-time billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate. The decrease in revenue from our full-time equivalents was primarily the result of a decrease in the average number of full-time equivalents.

Operating Income

Huron Business Advisory segment operating income decreased by $1.0 million, or 37.4%, to $1.6 million for the three months ended March 31, 2015, from $2.6 million for the three months ended March 31, 2014. Segment operating margin decreased to 10.2% for the first quarter of 2015 from 19.1% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses and bonus expense for our revenue-generating professionals and support personnel as a percentage of revenues, partially offset by decreases in contractor expense, intangible asset amortization expense, and practice administration and meetings expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $249.7 million, from $256.9 million at December 31, 2014 to $7.2 million at March 31, 2015. As of March 31, 2015, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2015	2014
Net cash used in operating activities	$(42,154)	$(9,165)
Net cash used in investing activities	(345,730)	(22,218)
Net cash provided by (used in) financing activities	138,229	(5,121)
Effect of exchange rate changes on cash	(34)	14

Net decrease in cash and cash equivalents	$(249,689)	$(36,490)

Operating Activities

Net cash used in operating activities totaled $42.2 million for the three months ended March 31, 2015, and $9.2 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and benefits to employees affect these account balances. The increase in cash used in operations was primarily attributable to lower net income, decreased collections of receivables from clients, and an increase in the amount paid for annual performance bonuses during the first three months of 2015 when compared with the first three months of 2014, partially offset by a decrease in the growth rate of unbilled services from clients during the first three months of 2015 when compared with the first three months of 2014.

Investing Activities

Net cash used in investing activities was $345.7 million for the three months ended March 31, 2015, and $22.2 million for the same period last year. The use of cash in the first three months of 2015 primarily consisted of $331.8 million for purchases of businesses and $6.5 million for purchases of property and equipment. During the first quarter of 2015, we made a $2.5 million investment, in the form of a zero coupon convertible debt instrument, in Shorelight, as described in Note 10 “Fair Value of Financial Instruments” within the notes to the consolidated financial statements. The use of cash in the first three months of 2014 primarily consisted of $17.4 million for purchases of businesses and $4.8 million for purchases of property and equipment.

We estimate that the cash utilized for purchases of property and equipment in 2015 will be approximately $30.0 million, primarily consisting of information technology related equipment and leasehold improvements to support our corporate infrastructure and our document review and processing services.

Financing Activities

Net cash provided by financing activities was $138.2 million for the three months ended March 31, 2015, while net cash used in financing activities was $5.1 million for the same period last year. During the first three months of 2015, we borrowed $197.5 million under our credit facility, including $102.0 million for the Studer Group acquisition, and made repayments on our credit facility of $57.5 million. During the first three months of 2014, there were no borrowings made under our credit facility, while repayments under our credit facility totaled $6.3 million related to our term loan.

In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. As of March 31, 2015, $50 million remains available for share repurchases under the October 2014 Share Repurchase Program.

Financing Arrangements

At March 31, 2015, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding and $283.8 million outstanding under our senior secured credit facility, as discussed below.

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

For further information see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements.

Senior Secured Credit Facility

On March 31, 2015, the Company and certain of the Company’s subsidiaries entered into a Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated, in its entirety, the Amended and Restated Credit Agreement entered into as of April 14, 2011 (as amended and modified, the “Existing Credit Agreement”).

The Amended Credit Agreement consists of a $500 million senior secured revolving credit facility that matures on March 31, 2020, and provides for the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $100 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $600 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under the Existing Credit Agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, and general corporate purposes.

Fees and interest on borrowings vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, borrowings under the Amended Credit Agreement will bear interest at either one, two, three or six month LIBOR or an alternate base rate, in each case plus the applicable margin. Borrowings will initially bear interest at LIBOR plus 1.50% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.50% per annum, in the case of base rate loans. After the date the compliance certificate is required to be received for the quarter ending March 31, 2015, the applicable margin will fluctuate between 1.25% per annum and 1.75% per annum, in the case of LIBOR borrowings, or between 0.25% per annum and 0.75% per annum, in the case of base rate loans, based upon the our Consolidated Leverage Ratio at such time.

Amounts borrowed under the Amended Credit Agreement may be prepaid at any time without premium or penalty. We are required to prepay the amounts outstanding under the Amended Credit Agreement in certain circumstances, including a requirement to pay all amounts outstanding under the Amended Credit Agreement 90 days prior to the Convertible Indebtedness Maturity Date (as defined in the Amended Credit Agreement) unless (1) the Convertible Indebtedness Maturity Date is waived or extended to a later date, (2) the Company can demonstrate (a) Liquidity (as defined in the Amended Credit Agreement) in an amount at least equal to the principal amount due on the Convertible Indebtedness Maturity Date, and (b) financial covenant compliance after giving effect to such payments and any additional indebtedness incurred on a pro forma basis, or (3) this requirement is waived by the Required Lenders (as defined in the Amended Credit Agreement). In addition, we have the right to permanently reduce or terminate the unused portion of the commitments provided under the Amended Credit Agreement at any time.

Borrowings outstanding under the Amended Credit Agreement at March 31, 2015 totaled $283.8 million. These borrowings carried a weighted average interest rate of 2.5%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Existing Credit Agreement at December 31, 2014 were $143.8 million and carried a weighted average interest rate of 2.3%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2015, we had outstanding letters of credit totaling $5.1 million, which are primarily used as security deposits for our office facilities. As of March 31, 2015, the unused borrowing capacity under the revolving credit facility was $211.1 million.

For further information see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements.

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

CONTRACTUAL OBLIGATIONS

For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

As discussed above in “Liquidity and Capital Resources,” on March 31, 2015 we entered into the Amended Credit Agreement consisting of a $500 million five-year senior secured revolving credit facility. The Amended Credit Agreement matures on March 31, 2020 and amended and restated, in its entirety, the Existing Credit Agreement. The Amended Credit Agreement provides for, among other things, an extension of the maturity date and a reduction in pricing, and replaced the existing revolving credit and term loan facility with an increased revolving credit facility. Borrowings outstanding under the Amended Credit Agreement at March 31, 2015 totaled $283.8 million. Refer to “Liquidity and Capital Resources” and Note 7 “Financing Arrangements” within the notes to the consolidated financial statements for more information on our outstanding borrowings.

There have been no other material changes in our contractual obligations since December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first three months of 2015.

Carrying Values of Goodwill and Other Intangible Assets

During the fourth quarter of 2014, as part of our annual goodwill impairment test, we performed the first step of the quantitative two-step impairment test for our Huron Legal segment. Based on the results of that test, in which we compared the fair value of the reporting unit to its carrying value, including goodwill, we determined that the fair value of the Huron Legal reporting unit exceeded its carrying value by 28%, or $28.7 million; however, this represented a significant decrease compared to the prior quantitative impairment analysis performed as of November 30, 2012. The decrease was primarily a result of a decrease in expected after-tax cash flows that will be generated by the reporting unit, which was driven by the decline in revenue and operating income during the second half of 2014, and especially the fourth quarter of 2014. The fourth quarter 2014 results for the Huron Legal reporting unit were significantly lower than each of the first three quarters of 2014 and did not meet management’s expectations, stemming largely from a more sudden than anticipated downturn in business resulting from client settlements of government investigations related to the credit crisis.

During the first three months of 2015, the operating results for Huron Legal were generally in line with management’s expectations for the quarter but still significantly below the results achieved during the first three quarters of 2014. Given the increase in the reporting unit’s carrying value as a result of the Sky Analytics acquisition and continued weakened results compared to the first nine months of 2014, we performed an interim impairment test for the goodwill balances within our Huron Legal reporting unit as of March 31, 2015. Our goodwill impairment test was performed using the quantitative two-step process. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of our Huron Legal reporting unit exceeded its carrying value by 25%, or $28.8 million. Since the fair value of the reporting unit exceeded its carrying value, the second step of the goodwill impairment test was not necessary.

The Huron Legal segment leadership team is continuing to execute several initiatives to improve the segment’s financial performance and increase sales of their service offerings. We believe that the services provided by the Huron Legal segment remain relevant in the marketplace and expect performance to improve during the remainder of 2015 compared to the prior two quarters. In the event that the segment’s performance does not improve in line with our expectations during the remainder of 2015, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and could be required to take an impairment charge as a result of any such test.

In estimating the fair value of our Huron Legal reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. For companies providing services similar to those provided by us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is dependent on their ability to generate earnings.

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by the reporting units and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting units and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates, and profitability, among others. In estimating future cash flows, we relied on an internally generated seven-year forecast. For periods after the seven-year forecast, we assumed a long-term annual revenue growth rate of 3.5%. Our forecast is based on historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a weighted average cost of capital (“WACC”) discount rate of 13.0%.

In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were then evaluated and adjusted based on our specific characteristics relative to the selected guideline companies and applied to the operating data for the Huron Legal reporting unit to arrive at an indication of value.

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

The table below presents, based on the goodwill impairment test performed as of March 31, 2015, the decrease in the fair value of our Huron Legal reporting unit given a 100 basis point increase in the assumed discount rate or a 100 basis point decrease in the assumed long-term annual revenue growth rate.

	Decrease in Fair Value of the Reporting Unit (in thousands)	Percentage by which Fair Value Exceeds Carrying Amount
Discount rate – increase by 100 bps	$5,500	20%
Long-term growth rate – decrease by 100 bps	$3,600	22%

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 “New Accounting Pronouncements” within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.

Market Risk and Interest Rate Risk

The value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $214.6 million as of March 31, 2015, which represents the liability component of the $250 million principal balance. The total estimated fair value of our Convertible Notes at March 31, 2015 was $275.7 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended March 31, 2015, which was $110.298 per $100 principal amount.

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

We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At March 31, 2015, we had borrowings outstanding under the credit facility totaling $283.8 million that carried a weighted average interest rate of 2.5% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $1.7 million effect on our pretax income including the effect of the interest rate swaps described below.

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

Including the impact of the above swap agreements, the effective interest rate on $110.0 million of our variable-rate debt, which equals the notional amount of the swap agreements in effect at March 31, 2015, was 2.4%.

We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of March 31, 2015, the fair value of the investment was $14.7 million, with a total cost basis of $15.0 million.

From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except for the change noted below, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2015, we completed the acquisition of Studer Group, as discussed in Note 5 “Acquisitions” within the notes to the consolidated financial statements included in this Form 10-Q. We intend to evaluate Studer Group’s internal controls and, if necessary, make any changes that we believe to be appropriate to those internal controls as we integrate the acquired business with ours. Management intends to exclude the internal controls of Studer Group in its annual assessment of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2015. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2015, as partial consideration for our acquisition of Studer Group, we issued 28,486 shares of the Company’s common stock, par value $0.01 per share, with an aggregate value of approximately $2.2 million, to certain Studer Group shareholders. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Our 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2015, we reacquired 66,629 shares of common stock with a weighted average fair market value of $67.32 as a result of such tax withholdings.

In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements.

The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)
January 1, 2015 – January 31, 2015	3,083	$68.39	—	$50,000,000
February 1, 2015 – February 28, 2015	5,086	$74.68	—	$50,000,000
March 1, 2015 – March 31, 2015	58,460	$66.62	—	$50,000,000

Total	66,629	$67.32	—

(1)	The number of shares repurchased for each period represents shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the October 2014 Share Repurchase Program.
(2)	As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of January 26, 2015, by and among Huron Consulting Group Inc., Texas Acquisition Inc., Studer Holdings and Fortis Advisors LLC, solely in the capacity as stockholders’ and optionholders’ representative thereunder.			8-K		2.1	2/13/15

10.1	Second Amended and Restated Credit Agreement, dated as of March 31, 2015, among Huron Consulting Group Inc., as Borrower, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Bank of Montreal and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.			8-K		10.1	4/2/15

10.2	Second Amended and Restated Security Agreement, dated as of March 31, 2015.			8-K		10.2	4/2/15

10.3	Second Amended and Restated Pledge Agreement, dated as of March 31, 2015.			8-K		10.3	4/2/15

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date: April 28, 2015	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer