Form 10-Q
period 2015-06-30
Huron Consulting Group Inc.
filed 2015-07-28
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 21, 2015, 22,942,006 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$16,828	$256,872
Receivables from clients, net	118,013	98,640
Unbilled services, net	96,248	91,392
Income tax receivable	5,067	8,125
Deferred income taxes, net	13,481	14,772
Prepaid expenses and other current assets	20,598	16,358
Total current assets	270,235	486,159
Property and equipment, net	49,098	44,677
Long-term investment	22,050	12,250
Other non-current assets	25,589	20,998
Intangible assets, net	110,428	24,684
Goodwill	807,107	567,146
Total assets	$1,284,507	$1,155,914
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,773	$11,085
Accrued expenses	21,606	17,315
Accrued payroll and related benefits	58,932	106,488
Current maturities of long-term debt	—	28,750
Deferred revenues	23,828	12,738
Total current liabilities	113,139	176,376
Non-current liabilities:
Deferred compensation and other liabilities	16,526	10,838
Long-term debt, net of current portion	467,630	327,852
Deferred lease incentives	13,308	13,359
Deferred income taxes, net	47,893	26,855
Total non-current liabilities	545,357	378,904
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,135,647 and 24,976,395 shares issued at June 30, 2015 and December 31, 2014, respectively	243	241
Treasury stock, at cost, 2,189,815 and 2,097,173 shares at June 30, 2015 and December 31, 2014, respectively	(100,205)	(94,074)
Additional paid-in capital	449,091	442,308
Retained earnings	275,149	254,814
Accumulated other comprehensive income (loss)	1,733	(2,655)
Total stockholders’ equity	626,011	600,634
Total liabilities and stockholders’ equity	$1,284,507	$1,155,914

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues and reimbursable expenses:
Revenues	$223,644	$209,405	$411,497	$420,136
Reimbursable expenses	21,389	21,141	38,544	40,244
Total revenues and reimbursable expenses	245,033	230,546	450,041	460,380
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	125,490	124,289	250,491	247,899
Amortization of intangible assets and software development costs	4,969	1,290	7,481	2,391
Reimbursable expenses	21,470	20,899	38,723	40,330
Total direct costs and reimbursable expenses	151,929	146,478	296,695	290,620
Operating expenses and other operating (gains) losses:
Selling, general and administrative expenses	46,665	43,184	88,998	80,872
Restructuring charges	597	1,034	2,187	1,163
Litigation and other (gains) losses	750	(440)	524	(440)
Depreciation and amortization	9,000	6,267	16,777	12,323
Total operating expenses and other operating (gains) losses	57,012	50,045	108,486	93,918
Operating income	36,092	34,023	44,860	75,842
Other income (expense), net:
Interest expense, net of interest income	(4,764)	(1,594)	(9,158)	(2,965)
Other income (expense), net	167	169	(560)	345
Total other expense, net	(4,597)	(1,425)	(9,718)	(2,620)
Income before income tax expense	31,495	32,598	35,142	73,222
Income tax expense	12,662	12,685	14,807	19,183
Net income	$18,833	$19,913	$20,335	$54,039
Earnings per share:
Basic	$0.85	$0.88	$0.92	$2.39
Diluted	$0.83	$0.86	$0.90	$2.34
Weighted average shares used in calculating earnings per share:
Basic	22,220	22,645	22,174	22,617
Diluted	22,654	23,098	22,628	23,092
Comprehensive income:
Net income	$18,833	$19,913	$20,335	$54,039
Foreign currency translation gain, net of tax	850	498	414	392
Unrealized gain on investment, net of tax	4,185	—	4,135	—
Unrealized gain (loss) on cash flow hedging instruments, net of tax	48	(156)	(161)	(180)
Other comprehensive income	5,083	342	4,388	212
Comprehensive income	$23,916	$20,255	$24,723	$54,251
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	24,115,593	$241	(2,109,316)	$(94,074)	$442,308	$254,814	$(2,655)	$600,634
Comprehensive income						20,335	4,388	24,723
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	363,922	4	(24,568)	(1,481)	1,477			—
Business acquisition	28,486	—			2,204			2,204
Share-based compensation					13,796			13,796
Shares redeemed for employee tax withholdings			(69,221)	(4,650)				(4,650)
Income tax benefit on share-based compensation					2,802			2,802
Share repurchases	(217,279)	(2)			(13,496)			(13,498)
Balance at June 30, 2015	24,290,722	$243	(2,203,105)	$(100,205)	$449,091	$275,149	$1,733	$626,011
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$20,335	$54,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,431	15,071
Share-based compensation	11,776	10,273
Amortization of debt discount and issuance costs	4,663	677
Allowances for doubtful accounts and unbilled services	(1,034)	(281)
Deferred income taxes	3,191	5,816
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients	(7,550)	(4,679)
(Increase) decrease in unbilled services	(824)	(37,220)
(Increase) decrease in current income tax receivable / payable, net	3,106	(13,966)
(Increase) decrease in other assets	(4,125)	3,812
Increase (decrease) in accounts payable and accrued liabilities	2,863	10,517
Increase (decrease) in accrued payroll and related benefits	(47,114)	(32,764)
Increase (decrease) in deferred revenues	8,613	904
Net cash provided by operating activities	18,331	12,199
Cash flows from investing activities:
Purchases of property and equipment, net	(9,869)	(11,433)
Investment in life insurance policies	(5,127)	(797)
Purchases of businesses	(331,990)	(51,391)
Purchases of convertible debt investment	(3,138)	—
Capitalization of internally developed software costs	(398)	—
Proceeds from note receivable	—	328
Net cash used in investing activities	(350,522)	(63,293)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	779
Shares redeemed for employee tax withholdings	(4,650)	(3,140)
Tax benefit from share-based compensation	2,823	4,602
Share repurchases	(13,498)	(9,539)
Proceeds from borrowings under credit facility	256,500	74,000
Repayments on credit facility	(149,000)	(64,000)
Payments for debt issue costs	—	(41)
Payments for capital lease obligations	(34)	(42)
Deferred acquisition payment	—	(471)
Net cash provided by financing activities	92,141	2,148
Effect of exchange rate changes on cash	6	33
Net decrease in cash and cash equivalents	(240,044)	(48,913)
Cash and cash equivalents at beginning of the period	256,872	58,131
Cash and cash equivalents at end of the period	$16,828	$9,218
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$3,723	$2,039
Contingent consideration related to business acquisitions	$900	$590
Common stock issued related to business acquisition	$2,204	$—
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

2. Basis of Presentation
The accompanying unaudited Consolidated Financial Statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2015 and 2014. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2015.
Certain amounts reported in the previous year have been reclassified to conform to the 2015 presentation. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.

3. New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for us beginning in the first quarter of 2016 with early adoption permitted. The guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are currently evaluating the potential effect this guidance will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts. This guidance is effective for us beginning in the first quarter of 2016 and will be applied on a retrospective basis. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance, which could change consolidation conclusions. This guidance will be effective for us beginning in the first quarter of 2016 and early adoption is permitted. We are currently evaluating the potential effect of adopting this guidance on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

or services. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. As a result, this guidance is effective for us beginning in the first quarter of 2018 and is to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption will be permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016). We are currently evaluating the potential effect of adopting this guidance on our consolidated financial statements, as well as the transition methods.
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2015.

	Huron Healthcare	Huron Education and Life Sciences	Huron Legal	Huron Business Advisory	Total
Balance as of December 31, 2014:
Goodwill	$377,588	$102,906	$52,555	$177,080	$710,129
Accumulated impairment	—	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2014	377,588	102,906	52,555	34,097	567,146
Goodwill recorded in connection with business acquisitions	232,887	—	7,213	—	240,100
Foreign currency translation	—	—	126	(265)	(139)
Goodwill, net as of June 30, 2015	$610,475	$102,906	$59,894	$33,832	$807,107
Refer to Note 5 “Acquisitions” for additional information on our recent acquisitions.
Intangible assets as of June 30, 2015 and December 31, 2014 consisted of the following:

		June 30, 2015		December 31, 2014
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	1 to 4	$25,313	$5,198	$243	$71
Customer relationships	3 to 13	84,710	25,330	42,345	21,228
Non-competition agreements	2 to 5	3,665	1,521	3,495	1,072
Trade names	5 to 8	22,920	2,360	160	67
Technology and software	3 to 7	9,851	4,515	4,321	3,461
Publishing content	3	3,300	413	—	—
License	2	50	44	50	31
Total		$149,809	$39,381	$50,614	$25,930
Identifiable intangible assets with finite lives are amortized over their estimated useful lives. The majority of customer relationships, as well as the customer contracts and trade name acquired in the acquisition of Studer Group, are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the assets. All other intangible assets are amortized on a straight-line basis. Refer to Note 5 “Acquisitions” for additional information on the intangible assets acquired in the Studer Group acquisition.
Intangible assets amortization expense was $8.6 million and $13.7 million for the three and six months ended June 30, 2015, respectively. Intangible asset amortization expense was $2.9 million and $5.4 million for the three and six months ended June 30, 2014, respectively. Estimated annual intangible assets amortization expense is $30.3 million for 2015, $29.2 million for 2016, $24.9 million for 2017, $14.6 million for 2018, $9.2 million for 2019, and $5.7 million for 2020. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.

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
The acquisition date fair value of the consideration transferred for Studer Group was approximately $325.2 million, which consisted of the following:

Fair value of consideration transferred
Cash	$323,237
Common stock	2,204
Accrued net working capital adjustment	(255)
Total consideration transferred	$325,186
We funded the cash component of the purchase price with cash on hand and borrowings of $102.0 million under our senior secured credit facility. We issued 28,486 shares of our common stock as part of the consideration transferred, with an acquisition date fair value of $2.2 million based on the closing price of $77.35 on the date of acquisition.
The acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The current fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed, but certain items, such as taxes payable and deferred taxes, among other things, may be subject to change as additional information is received. Thus, the provisional measurements of fair value and goodwill are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the acquisition date.

Assets acquired:
Accounts receivable	$14,650
Prepaid expenses and other current assets	1,385
Deferred income tax asset	4,335
Property and equipment	4,579
Intangible assets	97,500
Liabilities assumed:
Accounts payable	760
Accrued expenses and other current liabilities	2,868
Accrued payroll and related benefits	1,574
Deferred revenues	2,449
Deferred income tax liability	21,288
Other non-current liabilities	1,211
Total identifiable net assets	92,299
Goodwill	232,887
Total purchase price	$325,186

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
The weighted-average amortization period for the identifiable intangible assets shown above is 6.3 years. Customer relationships and customer contracts represent the fair values of the underlying relationships and agreements with Studer Group customers. The trade name represents the fair value of the brand and name recognition associated with the marketing of Studer Group’s service offerings. Technology and software and publishing content represent the estimated fair values of Studer Group’s software and books that are sold to customers. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and largely reflects the expanded market opportunities expected from combining the service offerings of Huron and Studer Group, as well as the assembled workforce of Studer Group. Goodwill recognized in conjunction with the acquisition of Studer Group was recorded in the Huron Healthcare segment. Goodwill of $119.5 million is expected to be deductible for income tax purposes.
Studer Group’s results of operations have been included in our unaudited consolidated statements of earnings and other comprehensive income and results of operations of our Huron Healthcare segment from the date of acquisition. For the three months ended June 30, 2015, revenues from Studer Group were $22.2 million and operating income was $0.8 million, which included $6.3 million of amortization expense for intangible assets acquired. For the six months ended June 30, 2015, revenues from Studer Group were $33.6 million and operating income was $2.0 million, which included $9.1 million of amortization expense. In connection with the acquisition of Studer Group, we incurred $2.1 million in transaction and acquisition-related expenses, $0.9 million of which were incurred in the fourth quarter of 2014, $1.0 million of which were incurred in the first quarter of 2015, and the remaining $0.2 million were incurred in the second quarter of 2015. These costs are recorded in selling, general, and administrative expenses in the period in which they were incurred.
The following supplemental pro forma information summarizes the combined results of operations for Huron and Studer Group as though the companies were combined on January 1, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$223,644	$227,650	$422,319	$455,709
Net income	$19,332	$18,745	$21,410	$50,816
Net income per share - basic	$0.87	$0.83	$0.97	$2.24
Net income per share - diluted	$0.85	$0.81	$0.95	$2.20
The historical financial information has been adjusted to give effect to the pro forma adjustments, which consist of intangible assets amortization expense, transaction and acquisition-related costs, interest expense, the related income tax effects, and shares issued as consideration. These adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on January 1, 2014. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$18,833	$19,913	$20,335	$54,039
Weighted average common shares outstanding – basic	22,220	22,645	22,174	22,617
Weighted average common stock equivalents	434	453	454	475
Weighted average common shares outstanding – diluted	22,654	23,098	22,628	23,092
Earnings per share:
Basic	$0.85	$0.88	$0.92	$2.39
Diluted	$0.83	$0.86	$0.90	$2.34
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above is shown in the following table.

	As of June 30,
	2015	2014
Unvested restricted stock awards	—	5
Convertible senior notes	3,129	—
Warrants related to the issuance of convertible senior notes	3,129	—
Total anti-dilutive securities	6,258	5
See Note 7 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. In the three and six months ended June 30, 2015, 217,279 shares were repurchased and retired for $13.5 million under the October 2014 Share Repurchase Program.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

7. Financing Arrangements
A summary of the carrying amounts of our debt is as follows:

	June 30, 2015	December 31, 2014
1.25% convertible senior notes due 2019	$216,380	$212,852
Senior secured credit facility	251,250	143,750
Total debt	467,630	356,602
Current maturities of debt	—	(28,750)
Long-term debt, net of current portion	$467,630	$327,852
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

In accordance with ASC 470, Debt, we have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.837% over the term of the Convertible Notes. As of June 30, 2015, the remaining life of the Convertible Notes is 4.3 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
As of June 30, 2015 and December 31, 2014, the Convertible Notes consisted of the following:

	June 30, 2015	December 31, 2014
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(33,620)	(37,148)
Net carrying amount	$216,380	$212,852
Equity component(1)	$39,287	$39,287

(1)	Included in Additional paid-in capital on the consolidated balance sheet.
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
The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Contractual interest coupon	$781	$1,563
Amortization of debt issuance costs	295	588
Amortization of debt discount	1,775	3,529
Total interest expense	$2,851	$5,680
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
Senior Secured Credit Facility
On March 31, 2015, the Company and certain of the Company’s subsidiaries entered into a Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the “Amended Credit Agreement”) by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders identified therein, and Bank of America, N.A., as administrative agent and collateral agent, consisting of a $500 million five-year senior secured revolving credit facility. The Amended Credit Agreement becomes due and payable in full upon maturity on March 31, 2020. The Amended Credit Agreement amended and restated, in its entirety, the credit agreement entered into as of April 14, 2011 (as amended and modified, the “Existing Credit Agreement”). The Amended Credit Agreement provides for, among other things, an extension of the maturity date and a reduction in pricing, and replaced the existing revolving credit and term loan facility with an increased revolving credit facility.
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
Fees and interest on borrowings vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, borrowings under the Amended Credit Agreement will bear interest at one, two, three or six-month LIBOR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.25% per annum and 1.75% per annum, in the case of LIBOR borrowings, or between 0.25% per annum and 0.75% per annum, in the case of base rate loans, based upon the our Consolidated Leverage Ratio at such time.
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
The loans and obligations under the Amended Credit Agreement are secured pursuant to a Second Amended and Restated Security Agreement and a Second Amended and Restated Pledge Agreement (the “Amended Pledge Agreement”) with Bank of America, N.A. as collateral agent, pursuant to which the Company and the subsidiary guarantors grant Bank of America, N.A., for the ratable benefit of the lenders under the Amended Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors, and a pledge of 100% of the stock or other equity interests in all domestic subsidiaries and 65% of the stock or other equity interests in each “material first-tier foreign subsidiary” (as defined in the Amended Pledge Agreement).
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.50 to 1.00. At June 30, 2015, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.95 to 1.00 and a Consolidated Interest Coverage Ratio of 19.94 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at June 30, 2015 totaled $251.3 million. These borrowings carried a weighted average interest rate of 2.4%, including the effect of the interest rate swaps described below in Note 9 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Existing Credit Agreement at December 31, 2014 were $143.8 million and carried a weighted average interest rate of 2.3%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2015, we had outstanding letters of credit totaling $5.3 million, which are primarily used as security deposits for our office facilities. As of June 30, 2015, the unused borrowing capacity under the revolving credit facility was $243.5 million.
All outstanding borrowings under the Amended Credit Agreement will be due upon expiration of the Amended Credit Agreement on March 31, 2020.

8. Restructuring Charges
During the second quarter of 2015, we incurred a $0.6 million pretax restructuring charge primarily related to workforce reductions in our All Other segment as we continue to wind down our public sector consulting practice and our foreign consulting operations based in the Middle East. During the first quarter of 2015, we incurred a $1.6 million pretax restructuring charge primarily related to workforce reductions. Of the $1.6 million charge, $1.0 million related to our Huron Legal segment, $0.5 million related to our All Other segment, and the remaining $0.1 million related to our corporate operations.
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
As of June 30, 2015, our restructuring charge liability was $1.6 million, $1.3 million of which represents the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in Washington, D.C. and Chicago, and $0.3 million of which represents the severance payments to be paid to those employees impacted by the workforce reductions discussed above. As of December 31, 2014, our restructuring charge liability was $1.2 million, and primarily consisted of the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in Washington, D.C., Chicago, and New York. The restructuring charge liabilities are included as a component of Accrued expenses and Deferred compensation and other liabilities.

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
ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of June 30, 2015, it was anticipated that $0.3 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three and six months ended June 30, 2015, inclusive of consideration of our credit facility amendment discussed in Note 7 “Financing Arrangements.”
The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of June 30, 2015 and December 31, 2014.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	June 30, 2015	December 31, 2014
Other non-current assets	$129	$516
Accrued expenses	$533	$643
Deferred compensation and other liabilities	$—	$10
All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on the Consolidated Balance Sheets. All of the Company’s derivative instruments as of June 30, 2015 and December 31, 2014 were held with the same counterparty.
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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2015
Assets:
Promissory note	$—	$—	$2,229	$2,229
Convertible debt investment	—	—	22,050	22,050
Total assets	$—	$—	$24,279	$24,279
Liabilities:
Interest rate swaps	$—	$404	$—	$404
Contingent consideration for business acquisition	—	—	900	900
Total liabilities	$—	$404	$900	$1,304
December 31, 2014
Assets:
Promissory note	$—	$—	$2,137	$2,137
Interest rate swaps	—	172	—	172
Convertible debt investment	—	—	12,250	12,250
Total assets	$—	$172	$14,387	$14,559
Liabilities:
Interest rate swaps	$—	$309	$—	$309
Contingent consideration for business acquisition	—	—	226	226
Total liabilities	$—	$309	$226	$535

Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to the Company annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. The increase in the fair value of the note during the first six months of 2015 reflects the accretion of interest income in excess of interest payments received. The

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

portion of the note expected to be received in the next twelve months is recorded as a receivable in Prepaid expenses and other current assets. The remaining portion of the note is recorded in Other non-current assets.
Interest rate swaps: The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.
Convertible debt investment: In the third quarter of 2014, we invested $12.5 million, in the form of zero coupon convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education, a U.S.-based company that partners with leading nonprofit universities to increase access and retention of international students, boost institutional growth, and enhance an institution’s global footprint. In March 2015, we purchased an additional $2.5 million convertible note of Shorelight, and in May 2015, we purchased an additional $0.6 million convertible note, increasing the cost basis of our investment to $15.6 million. The notes will mature on July 1, 2020, unless converted earlier.
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
During the second quarter of 2015, Shorelight sought additional financing from new third-party investors in order to help fund their continued growth. During the financing process, interest from potential investors indicated that the fair value of the business had increased since we initially invested in the business in the third quarter of 2014. As a result, the estimated fair value of our convertible debt investment increased during the second quarter of 2015 and we recorded an unrealized gain of $6.7 million as a component of other comprehensive income during the period. The fair value of the convertible debt investment is recorded in Long-term investment.
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in the earnings of that period. During the first quarter of 2015, we recorded a $0.9 million contingent consideration liability for one acquisition completed during the quarter. In addition, we determined that the fair value of another contingent consideration liability had declined to zero and recorded a remeasurement gain of $0.3 million. There was no change to the fair value of the outstanding contingent consideration liabilities for the quarter ended June 30, 2015. Refer to Note 5 “Acquisitions” for information on the acquisitions completed in 2015. At June 30, 2015, the current portion of the contingent consideration liability is recorded in Accrued expenses and the long-term portion is recorded in Deferred compensation and other liabilities.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$216,380	$268,103	$212,852	$261,903
The difference between the $250 million principal amount of the Convertible Notes and the carrying amount represents the unamortized debt discount. As of June 30, 2015 and December 31, 2014, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 7 “Financing Arrangements” for additional details of our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarter ended June 30, 2015 and December 31, 2014.
Based on the closing price of our common stock of $70.09 on June 30, 2015, the if-converted value of the Convertible Notes was less than the principal amount.
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

11. Other Comprehensive Income (Loss)
The tables below set forth the components of other comprehensive income, net of tax, for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income:
Foreign currency translation adjustment	$829	$21	$850	$498	$—	$498
Unrealized gain on investment	$6,711	$(2,526)	$4,185	$—	$—	$—
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(129)	$53	$(76)	$(511)	$202	$(309)
Reclassification adjustments into earnings	206	(82)	124	254	(101)	153
Net unrealized gain (loss)	$77	$(29)	$48	$(257)	$101	$(156)
Other comprehensive income	$7,617	$(2,534)	$5,083	$241	$101	$342

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income:
Foreign currency translation adjustment	$385	$29	$414	$392	$—	$392
Unrealized gain on investment	$6,661	$(2,526)	$4,135	$—	$—	$—
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(690)	$275	$(415)	$(682)	$271	$(411)
Reclassification adjustments into earnings	423	(169)	254	384	(153)	231
Net unrealized loss	$(267)	$106	$(161)	$(298)	$118	$(180)
Other comprehensive income	$6,779	$(2,391)	$4,388	$94	$118	$212

The before tax amounts reclassified from accumulated other comprehensive income (loss) related to our cash flow hedges are recorded to Interest expense, net of interest income.
Accumulated other comprehensive income (loss), net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Investment	Net Unrealized Loss on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$(2,334)	$(250)	$(71)	$(2,655)
Current period change	414	4,135	(161)	4,388
Balance, June 30, 2015	$(1,920)	$3,885	$(232)	$1,733

12. Income Taxes
The Company’s effective tax rates for the three months ended June 30, 2015 and 2014 were 40.2% and 38.9%, respectively. The Company's effective tax rates for the six months ended June 30, 2015 and 2014 were 42.1% and 26.2%. The effective tax rate for the three months ended June 30, 2015 was higher than the statutory rate, inclusive of state income taxes, primarily due to certain non-deductible business expenses. The effective tax rate for the six months ended June 30, 2015 was higher than the statutory rate, inclusive of state income taxes, primarily due to certain non-deductible business expenses and foreign losses with no tax benefit.
The effective tax rate for the second quarter of 2014 was lower than the statutory tax rate, inclusive of state income taxes, primarily due to tax benefits recognized on foreign losses, partially offset by certain non-deductible business expenses. The effective tax rate for the first six months of 2014 was lower than the statutory tax rate, inclusive of state income taxes, primarily due to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million. This recognized benefit was partially offset by $1.2 million in expenses in the first quarter of 2014 related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election.

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
The Plan suggests that Huron, among others, was involved in “actively marketing PA” for sale and provided opinions to unnamed parties “defending the quality of PA’s earnings.” The Plan further states that the damages to be sought by the Litigation Trust will exceed $300 million. The Litigation Trust has not specified against which potential defendants it will bring claims, if any. While we believe that we have meritorious defenses against the claim and intend to vigorously defend ourselves, in the second quarter of 2015, we recorded a $1.3 million accrued liability, in accordance with ASC Topic 450, related to this matter, and a $0.5 million insurance receivable.
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
Guarantees and Indemnification
Guarantees in the form of letters of credit totaling $5.3 million and $5.1 million were outstanding at June 30, 2015 and December 31, 2014, respectively, primarily to support certain office lease obligations.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

14. Segment Information
Segments are defined by ASC 280, Segment Reporting, as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under five operating segments, which are our reportable segments: Huron Healthcare, Huron Education and Life Sciences, Huron Legal, Huron Business Advisory, and All Other.

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
•Huron Education and Life Sciences
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
•Huron Legal
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
•Huron Business Advisory
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

The table below sets forth information about our operating segments for the three and six months ended June 30, 2015 and 2014, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Huron Healthcare:
Revenues	$118,506	$100,967	$216,510	$208,515
Operating income	$45,531	$38,475	$74,511	$89,695
Segment operating income as a percentage of segment revenues	38.4%	38.1%	34.4%	43.0%
Huron Education and Life Sciences:
Revenues	$42,939	$37,747	$82,836	$71,323
Operating income	$13,174	$11,633	$24,954	$18,080
Segment operating income as a percentage of segment revenues	30.7%	30.8%	30.1%	25.3%
Huron Legal:
Revenues	$39,626	$53,296	$73,053	$108,271
Operating income	$10,285	$15,790	$13,877	$28,278
Segment operating income as a percentage of segment revenues	26.0%	29.6%	19.0%	26.1%
Huron Business Advisory:
Revenues	$22,186	$16,574	$37,924	$29,956
Operating income	$6,684	$5,129	$8,283	$7,684
Segment operating income as a percentage of segment revenues	30.1%	30.9%	21.8%	25.7%
All Other:
Revenues	$387	$821	$1,174	$2,071
Operating loss	$(530)	$(520)	$(1,522)	$(978)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M	N/M
Total Company:
Revenues	$223,644	$209,405	$411,497	$420,136
Reimbursable expenses	21,389	21,141	38,544	40,244
Total revenues and reimbursable expenses	$245,033	$230,546	$450,041	$460,380
Statements of Earnings reconciliation:
Segment operating income	$75,144	$70,507	$120,103	$142,759
Items not allocated at the segment level:
Other operating expenses and gains	30,052	30,217	58,466	54,594
Depreciation and amortization expense	9,000	6,267	16,777	12,323
Other expense, net	4,597	1,425	9,718	2,620
Income before income tax expense	$31,495	$32,598	$35,142	$73,222

N/M – Not Meaningful
At June 30, 2015 and December 31, 2014, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the three and six months ended June 30, 2015 and 2014, no single client generated greater than 10% of our consolidated revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans” or “continues.” These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.

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
We provide our services through five operating segments: Huron Healthcare, Huron Education and Life Sciences, Huron Legal, Huron Business Advisory, and All Other.

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
Acquisitions
Studer Group
On February 12, 2015, we completed our acquisition of Studer Group in exchange for consideration with a fair value of approximately $325.2 million, consisting of $323.2 million in cash, $2.2 million in Huron common stock, and a net working capital adjustment receivable of $0.2 million. The cash portion of the acquisition was funded with available cash on hand and $102.0 million of borrowings under our senior secured credit facility. Studer Group is a premier professional services firm that assists healthcare providers achieve cultural transformation to deliver and sustain improvement in clinical outcomes and financial results. The acquisition combines our Huron Healthcare segment’s performance improvement and clinical transformation capabilities with Studer Group’s Evidence-Based LeadershipSM framework to provide leadership and cultural transformation expertise for healthcare provider clients. Studer Group’s results of operations have been included in our consolidated financial statements and the segment operating results of Huron Healthcare from the date of acquisition.
Sky Analytics
Effective January 1, 2015, we completed our acquisition of Sky Analytics, Inc. in exchange for consideration with a fair value of approximately $9.7 million. This included cash of $8.8 million and contingent consideration with a fair value of $0.9 million at the acquisition date. Sky Analytics is a Massachusetts-based provider of legal spend management software for corporate law departments. The addition strengthens our Huron Legal segment’s law department management offering and complements our deep consulting expertise. Sky Analytics’ results of operations have been included in our consolidated financial statements and the segment operating results of Huron Legal from the date of acquisition.
How We Generate Revenues
A large portion of our revenues is generated by our full-time billable consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, many of whom work variable schedules as needed by our clients. Full-time equivalents include specialized finance and operational consultants, our document review and electronic data discovery groups, our cultural transformation consultants from the Studer Group acquisition, which include coaches and their support staff, and our employees who provide software support and maintenance services to our clients. Our document review and electronic data discovery groups generate revenues primarily based on the number of hours worked and units produced, such as pages reviewed or amount of data processed. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.

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
Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 38.9% and 47.2% of our revenues for the three months ended June 30, 2015 and 2014, respectively, and 40.4% and 45.3% of our revenues for the six months ended June 30, 2015 and 2014, respectively.
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
Fixed-fee arrangements also include our software license and subscription revenue, which is primarily derived from revenue cycle management software, research administration and compliance software, and subscriptions to our cloud-based analytic tools and solutions. Licenses for our revenue cycle management software are sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract. License revenue from our research administration and compliance software is generally recognized in the month in which the software is delivered. Subscription revenue from our cloud-based solutions is recognized on a straight-line basis over the term of the customer contract.
Fixed-fee engagements represented 48.4% and 40.5% of our revenues for the three months ended June 30, 2015 and 2014, respectively, and 47.5% and 39.3% of our revenues for the six months ended June 30, 2015 and 2014, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 9.1% and 9.3% of our revenues for the three months ended June 30, 2015 and 2014, respectively, and 8.2% and 12.4% of our revenues for the six months ended June 30, 2015 and 2014, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.
Clients who have purchased one of our software licenses can pay an additional fee for software support and maintenance. The software support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.6% and 3.0% of our revenues for the three months ended June 30, 2015 and 2014, respectively, and 3.9% and 3.0% of our revenues for the six months ended June 30, 2015 and 2014, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment and Consolidated Operating Results (in thousands):
Huron Healthcare:
Revenues	$118,506	$100,967	$216,510	$208,515
Operating income	$45,531	$38,475	$74,511	$89,695
Segment operating income as a percentage of segment revenues	38.4%	38.1%	34.4%	43.0%
Huron Education and Life Sciences:
Revenues	$42,939	$37,747	$82,836	$71,323
Operating income	$13,174	$11,633	$24,954	$18,080
Segment operating income as a percentage of segment revenues	30.7%	30.8%	30.1%	25.3%
Huron Legal:
Revenues	$39,626	$53,296	$73,053	$108,271
Operating income	$10,285	$15,790	$13,877	$28,278
Segment operating income as a percentage of segment revenues	26.0%	29.6%	19.0%	26.1%
Huron Business Advisory:
Revenues	$22,186	$16,574	$37,924	$29,956
Operating income	$6,684	$5,129	$8,283	$7,684
Segment operating income as a percentage of segment revenues	30.1%	30.9%	21.8%	25.7%
All Other:
Revenues	$387	$821	$1,174	$2,071
Operating loss	$(530)	$(520)	$(1,522)	$(978)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M	N/M
Total Company:
Revenues	$223,644	$209,405	$411,497	$420,136
Reimbursable expenses	21,389	21,141	38,544	40,244
Total revenues and reimbursable expenses	$245,033	$230,546	$450,041	$460,380
Statements of Earnings reconciliation:
Segment operating income	$75,144	$70,507	$120,103	$142,759
Items not allocated at the segment level:
Other operating expenses and gains	30,052	30,217	58,466	54,594
Depreciation and amortization expense	9,000	6,267	16,777	12,323
Total operating income	$36,092	$34,023	$44,860	$75,842
Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Huron Healthcare	1,087	1,114	1,087	1,114
Huron Education and Life Sciences	428	407	428	407
Huron Legal	98	124	98	124
Huron Business Advisory	204	172	204	172
Total	1,817	1,817	1,817	1,817
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare	1,090	1,071	1,099	1,028
Huron Education and Life Sciences	427	415	425	424
Huron Legal	103	129	109	134
Huron Business Advisory	206	169	206	165
Total	1,826	1,784	1,839	1,751

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other Operating Data (continued):
Full-time billable consultant utilization rate (2):
Huron Healthcare	75.8%	81.7%	74.1%	80.4%
Huron Education and Life Sciences	76.0%	71.8%	76.2%	70.0%
Huron Legal	53.0%	68.0%	52.9%	66.2%
Huron Business Advisory	75.1%	75.3%	72.4%	72.0%
Total	74.5%	77.8%	73.2%	76.0%
Full-time billable consultant average billing rate per hour (3):
Huron Healthcare	$230	$229	$221	$249
Huron Education and Life Sciences	$237	$225	$231	$213
Huron Legal	$243	$251	$246	$241
Huron Business Advisory	$292	$257	$261	$248
Total	$239	$232	$229	$240
Revenue per full-time billable consultant (in thousands):
Huron Healthcare	$82	$88	$153	$190
Huron Education and Life Sciences	$86	$75	$168	$140
Huron Legal	$59	$80	$119	$146
Huron Business Advisory	$104	$94	$179	$173
Total	$84	$85	$157	$173
Average number of full-time equivalents (for the period) (4):
Huron Healthcare	188	58	159	55
Huron Education and Life Sciences	33	44	35	42
Huron Legal	880	1,048	849	1,229
Huron Business Advisory	8	7	6	7
Total	1,109	1,157	1,049	1,333
Revenue per full-time equivalent (in thousands):
Huron Healthcare	$156	$115	$302	$243
Huron Education and Life Sciences	$183	$146	$330	$285
Huron Legal	$38	$41	$71	$72
Huron Business Advisory	$95	$104	$184	$187
Total	$63	$49	$115	$86

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

N/M - Not meaningful

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$223,644	$209,405	$411,497	$420,136
Net income	$18,833	$19,913	$20,335	$54,039
Add back:
Income tax expense	12,662	12,685	14,807	19,183
Interest and other expenses	4,597	1,425	9,718	2,620
Depreciation and amortization	13,969	7,557	24,258	14,714
Earnings before interest, taxes, depreciation and amortization (EBITDA)	50,061	41,580	69,118	90,556
Add back:
Restructuring charges	597	1,034	2,187	1,163
Litigation and other (gains) losses	750	(440)	524	(440)
Adjusted EBITDA	$51,408	$42,174	$71,829	$91,279
Adjusted EBITDA as a percentage of revenues	23.0%	20.1%	17.5%	21.7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$18,833	$19,913	$20,335	$54,039
Weighted average shares – diluted	22,654	23,098	22,628	23,092
Diluted earnings per share	$0.83	$0.86	$0.90	$2.34
Add back:
Amortization of intangible assets	8,573	2,912	13,655	5,430
Restructuring charges	597	1,034	2,187	1,163
Litigation and other (gains) losses	750	(440)	524	(440)
Non-cash interest on convertible notes	1,775	—	3,529	—
Tax effect	(4,596)	(1,402)	(7,819)	(2,461)
Net tax benefit related to “check-the-box” election	—	—	—	(10,244)
Total adjustments, net of tax	7,099	2,104	12,076	(6,552)
Adjusted net income	$25,932	$22,017	$32,411	$47,487
Adjusted diluted earnings per share	$1.14	$0.95	$1.43	$2.06

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
Litigation and other (gains) losses: We have excluded the effect of the litigation accrual and the remeasurement gains related to contingent consideration liabilities for business acquisitions to permit comparability with periods that were not impacted by these items.
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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenues
Revenues increased $14.2 million, or 6.8%, to $223.6 million for the second quarter of 2015 from $209.4 million for the second quarter of 2014. Second quarter 2015 revenues included $25.7 million of incremental revenues from our acquisitions of Studer Group, Vonlay, LLC, Sky Analytics, and Threshold Consulting, Inc. Revenues in the second quarter of 2015 were negatively impacted by a $0.4 million charge related to the fair value adjustment of deferred revenue acquired in the Studer Group acquisition.
Of the overall $14.2 million increase in revenues, $12.6 million was attributable to an increase in revenue from our full-time equivalents and $1.6 million was attributable to an increase in revenue from our full-time billable consultants. The increase in revenue attributable to full-time equivalents primarily reflected the revenue generated by our healthcare coaches in the Huron Healthcare segment, which was the result of our acquisition of Studer Group during the first quarter of 2015, partially offset by a decrease in demand for our discovery services in the Huron Legal segment. The increase in full-time billable consultant revenues was driven by increases in the average billing rate and average number of billable consultants, partially offset by a decrease in consultant utilization rate. As discussed below in Segment Results, the increase in revenue from full-time billable consultants primarily reflected strengthened demand for our services in the Huron Education and Life Sciences and Huron Business Advisory segments, partially offset by lower contingent fees and project timing in our Healthcare segment and decreased demand for our services in our Huron Legal segment.
Total Direct Costs
Our total direct costs increased $4.9 million, or 3.9%, to $130.5 million in the three months ended June 30, 2015, from $125.6 million in the three months ended June 30, 2014. The increase primarily related to a $7.5 million increase in salaries and related expenses for our revenue-generating professionals and a $3.7 million increase in intangible asset amortization expense, partially offset by a $3.6 million decrease in contractor expense and a $2.8 million decrease in bonus expense for our revenue-generating professionals. As a percentage of revenues, our total direct costs decreased to 58.3% during the second quarter of 2015 compared to 60.0% during the second quarter of 2014. This decrease primarily reflected the decreases in contractor expense and bonus expense for our revenue-generating professionals, partially offset by increases in intangible asset amortization expense and salaries and related expenses for our revenue-generating professionals as percentages of revenue.

Total direct costs for the three months ended June 30, 2015 included $4.7 million of share-based compensation expense for our revenue-generating professionals compared to $3.8 million for the same prior year period. Share-based compensation expense increased as the value of awards granted during the first half of 2015 was greater than the value of prior year awards that became fully vested during 2014 and the first half of 2015. Total direct costs for the three months ended June 30, 2015 included $5.0 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations, compared to $1.3 million of amortization expense for the same prior year period. The $3.7 million increase in amortization expense was primarily attributable to $4.2 million of amortization of intangible assets acquired in the Studer Group acquisition, which we completed during the first quarter of 2015, partially offset by certain intangible assets that became fully amortized during 2014.
Operating Expenses and Other Operating Gains and Losses
Selling, general and administrative expenses increased $3.5 million, or 8.1%, to $46.7 million in the second quarter of 2015 from $43.2 million in the second quarter of 2014. Selling, general and administrative expenses for the second quarter of 2015 included $7.2 million from Studer Group. The $3.5 million increase was primarily related to a $3.7 million increase in salaries and related expenses for our support personnel, a $1.0 million increase in facilities and other office related expenses, a $0.5 million increase in practice administration and meetings expense, and a $0.4 million increase in accounting, tax, and audit fees, partially offset by a $2.8 million decrease in bonus expense for our support personnel. As a percentage of revenues, selling, general and administrative expenses increased slightly to 20.9% during the second quarter of 2015 compared to 20.6% during the second quarter of 2014 due to the items described above.
Restructuring charges for the second quarter of 2015 totaled $0.6 million and were primarily related to workforce reductions within our All Other segment as we continue to wind down our public sector consulting practice and our foreign consulting operations based in the Middle East. Restructuring charges for the second quarter of 2014 totaled $1.0 million and were primarily related to the consolidation of office spaces in Chicago, New York, and London. Of the total $1.0 million charge in the second quarter of 2014, $0.6 million related to the accrual of our remaining lease obligations at vacated spaces, net of estimated sublease income, and $0.4 million related to accelerated depreciation of assets disposed of as a result of the space consolidation. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014.

Litigation and other losses totaled $0.8 million for the second quarter of 2015 compared to a gain of $0.4 million for the second quarter of 2014. During the second quarter of 2015, we recorded a net litigation accrual of $0.8 million related to a pending legal matter, which is discussed in more detail in Item 1. "Legal Proceedings" under Part II - Other Information. During the second quarter of 2014, we determined that the fair value of our contingent consideration liability incurred in connection with a business acquisition had decreased and, as a result, recorded a $0.4 million remeasurement gain.
Depreciation and amortization expense increased by $2.7 million to $9.0 million in the three months ended June 30, 2015, from $6.3 million in the three months ended June 30, 2014. The increase was primarily attributable to $2.1 million of amortization expense for intangible assets acquired in the Studer Group acquisition. Intangible asset amortization included within operating expenses relates to certain customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our business acquisitions.
Operating Income
Operating income increased $2.1 million, or 6.1%, to $36.1 million in the second quarter of 2015 from $34.0 million in the second quarter of 2014. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 16.1% in the three months ended June 30, 2015, compared to 16.2% in the three months ended June 30, 2014. The slight decrease in operating margin was primarily attributable to the increases in salaries and related expenses for both our revenue-generating professionals and support personnel as a percentage of revenues, as well as the increase in intangible asset amortization expense as a percentage of revenues and the litigation settlement loss during the second quarter of 2015. The unfavorable impact of these items was largely offset by the decrease in bonus expense for both our revenue-generating professionals and support personnel and the decrease in contractor expense during the second quarter of 2015 compared to the same period last year.
Other Expense, Net
Total other expense, net increased by $3.2 million to $4.6 million in the second quarter of 2015 from $1.4 million in the second quarter of 2014. The increase was primarily attributable to a $3.2 million increase in interest expense due to our Convertible Notes issued in September 2014 and interest expense resulting from higher levels of borrowings under our credit facility. For the three months ended June 30, 2015, cash interest expense related to the coupon of the Convertible Notes was $0.8 million and the non-cash interest expense related to the amortization of the debt discount and amortization of debt issuance costs totaled $2.1 million. For the year ending December 31, 2015, we expect interest expense related to the coupon of the Convertible Notes to be $3.1 million and interest expense for the amortization of the debt discount and debt issuance costs related to the Convertible Notes to be $8.3 million.

Income Tax Expense
For the second quarter of 2015, we recognized income tax expense of $12.7 million on income of $31.5 million. For the second quarter of 2014, we recognized income tax expense of $12.7 million on income of $32.6 million. Our effective tax rate for the second quarter of 2015 was 40.2% compared with 38.9% for the same period last year. The effective tax rate for the three months ended June 30, 2015 was higher than the statutory rate, inclusive of state income taxes, primarily due to certain non-deductible business expenses. The effective tax rate for the three months ended June 30, 2014 was lower than the statutory rate, inclusive of state income taxes, primarily due to tax benefits recognized on foreign losses, partially offset by certain non-deductible business expenses.
Net Income
Net income was $18.8 million for the three months ended June 30, 2015, compared to net income of $19.9 million for the same period last year. As a result of the decrease in net income, diluted earnings per share for the second quarter of 2015 was $0.83 compared to $0.86 for the second quarter of 2014.
EBITDA and Adjusted EBITDA
EBITDA increased $8.5 million to $50.1 million for the three months ended June 30, 2015, from $41.6 million for the three months ended June 30, 2014. Adjusted EBITDA increased $9.2 million to $51.4 million in the second quarter of 2015 from $42.2 million in the second quarter of 2014. The increase in both EBITDA and Adjusted EBITDA was primarily due to the increase in segment operating income, exclusive of the increase in intangible asset amortization expense, as discussed below in Segment Results.
Adjusted Net Income
Adjusted net income increased $3.9 million to $25.9 million in the second quarter of 2015 compared to $22.0 million in the second quarter of 2014. The increase was primarily attributable to the increase in segment operating income, partially offset by the increase in cash interest expense.

Segment Results
Huron Healthcare
Revenues
Huron Healthcare segment revenues increased $17.5 million, or 17.4%, to $118.5 million for the second quarter of 2015 from $101.0 million for the second quarter of 2014. Revenues for the second quarter of 2015 included $25.3 million of incremental revenues from our acquisitions of Studer Group and Vonlay, LLC. During the three months ended June 30, 2015, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 7.5%, 73.6%, 13.8%, and 5.1% of this segment’s revenues, respectively, compared to 6.0%, 70.2%, 19.2%, and 4.6%, respectively, for the comparable period in 2014.
Of the overall $17.5 million increase in revenues, $22.7 million was attributable to an increase in revenue from our full-time equivalents, partially offset by a $5.2 million decrease in revenue attributable to our full-time billable consultants.
The increase in revenue attributable to our full-time equivalents reflected an increase in both the average number of full-time equivalents and revenue per full-time equivalent in the second quarter of 2015 compared to the same prior year period, and is primarily the result of our Studer Group acquisition.
The decrease in revenue attributable to our full-time billable consultants reflected a lower consultant utilization rate, partially offset by an increase in the average number of full-time billable consultants. The decrease in revenue was largely driven by the timing of the start-up of certain projects and lower performance-based fees. Performance-based fee revenue was $16.3 million during the second quarter of 2015 compared to $19.4 million during the second quarter of 2014. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Operating Income
Huron Healthcare segment operating income increased $7.1 million, or 18.3%, to $45.5 million for the three months ended June 30, 2015, from $38.5 million for the three months ended June 30, 2014. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased slightly to 38.4% for the second quarter of 2015 from 38.1% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in bonus expense for our revenue-generating professionals, and was largely offset by increases, as percentages of revenues, in salaries, bonuses and related expenses for our support personnel and intangible asset amortization expense related to our Studer Group acquisition.
Huron Education and Life Sciences
Revenues
Huron Education and Life Sciences segment revenues increased $5.2 million, or 13.8%, to $42.9 million for the second quarter of 2015 from $37.7 million for the second quarter of 2014. For the three months ended June 30, 2015, revenues from time-and-expense engagements, fixed-fee engagements, software support and maintenance arrangements, and performance-based arrangements represented 57.6%, 36.9%, 4.3%, and 1.2% of this segment’s revenues, respectively. For the three months ended June 30, 2014, revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 70.6%, 25.1%, and 4.3% of this segment's revenues, respectively.
Of the overall $5.2 million increase in revenues, $5.6 million was attributable to our full-time billable consultants, partially offset by a $0.4 million decrease in revenue attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants primarily reflected increases in the consultant utilization rate, average billing rate, and the average number of full-time billable consultants. The decrease in revenue from our full-time equivalents reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent.
Operating Income
Huron Education and Life Sciences segment operating income increased by $1.5 million, or 13.2%, to $13.2 million for the three months ended June 30, 2015, from $11.6 million for the three months ended June 30, 2014. Segment operating margin decreased to 30.7% for the second quarter of 2015 from 30.8% in the same period last year. The slight decrease in this segment’s operating margin was primarily attributable to an increase in bonus expense for our revenue-generating professionals as a percentage of revenues, mostly offset by revenue growth that outpaced the increase in salaries and related expenses for both our revenue-generating professionals and support personnel, as well as decreases in contractor expense and promotion and sponsorship expenses.
Huron Legal
Revenues
Huron Legal segment revenues decreased $13.7 million, or 25.6%, to $39.6 million for the second quarter of 2015 from $53.3 million for the second quarter of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 96.5%, 3.1%, and 0.4% of this segment’s revenues, respectively, during the three months ended June 30, 2015. During the comparable period in 2014, revenues from time-and-expense engagements and fixed-fee engagements represented 97.2% and 2.8% of this segment’s revenues, respectively.
Of the overall $13.7 million decrease in revenues, $9.5 million was attributable to a decrease in revenue generated by our full-time equivalents and $4.2 million was attributable to a decrease in revenue generated by our full-time billable consultants. The decrease in revenue attributable to our full-time equivalents, which was the result of decreased demand for our discovery services as discussed below, reflected decreases in the average number of full-time equivalents and revenue per full-time equivalent. The decrease in full-time billable consultant revenue reflected decreases in the consultant utilization rate, the average number of full-time billable consultants, and the average billing rate.
Operating Income
Huron Legal segment operating income decreased $5.5 million, or 34.9%, to $10.3 million for the three months ended June 30, 2015, from $15.8 million for the three months ended June 30, 2014. The Huron Legal segment operating margin decreased to 26.0% for the second quarter of 2015 from 29.6% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in contractor expense as a percentage of revenue, an increase in salaries and related expenses for our support personnel, an increase in rent and utilities expenses for our discovery centers, and an increase in technology expense as a percentage of revenues, partially offset by a decrease in salaries, bonuses, and related expenses for our revenue-generating professionals as a percentage of revenues.
As previously disclosed, Huron Legal revenue and operating income for the fourth quarter of 2014 and first quarter of 2015 were significantly lower than each of the first three quarters of 2014, stemming largely from a more sudden than anticipated downturn in business resulting from client settlements of government investigations related to the credit crisis. To improve the segment's financial performance, the Huron Legal segment leadership team has undertaken several initiatives to increase sales of their service offerings and reduce expenses. Compared to the first quarter of 2015, Huron Legal segment revenues increased $6.2 million, or 18.5%, to $39.6 million for the second quarter of 2015 from $33.4 million for the first quarter 2015, and segment operating income increased $6.7 million, or 186.3%, to $10.3 million for the second quarter 2015 from $3.6 million for the first quarter 2015. We believe that the services provided by the Huron Legal segment remain relevant in the marketplace and expect performance to continue to improve during the remainder of 2015. In the event that the segment’s performance does not improve in line with our expectations during the remainder of 2015, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take an impairment charge as a result of any such test. For a discussion of our first quarter 2015 interim goodwill impairment test, see “Critical Accounting Policies—Carrying Values of Goodwill and Other Intangible Assets” below.
Huron Business Advisory
Revenues
Huron Business Advisory segment revenues increased $5.6 million, or 33.9%, to $22.2 million for the second quarter of 2015 from $16.6 million for the second quarter of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 68.6%, 15.7%, 15.4%, and 0.3% of this segment’s revenues, respectively, during the second quarter of 2015. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 84.7%, 14.3%, and 1.0% of this segment’s revenues, respectively, during the second quarter of 2014. Performance-based fee revenue was $3.4 million for the second quarter of 2015, of which $1.8 million was generated by Huron Transaction Advisory LLC, our registered broker-dealer established in the first quarter of 2014. Performance-based fee revenue was $0.2 million for the second quarter of 2014. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.

The $5.6 million increase in revenues for Huron Business Advisory was attributable to an increase in revenue generated by our full-time billable consultants. The increase in revenue from our full-time billable consultants reflected increases in the average number of full-time billable consultants and the average billing rate, partially offset by a slight decrease in the consultant utilization rate. Excluding performance-based fees, the average billing rate for the second quarter of 2015 was $246 compared to $255 in the same quarter of 2014.
Operating Income
Huron Business Advisory segment operating income increased by $1.6 million, or 30.3%, to $6.7 million for the three months ended June 30, 2015, from $5.1 million for the three months ended June 30, 2014. Segment operating margin decreased to 30.1% for the second quarter of 2015 from 30.9% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in practice administration and meetings expenses and salaries, bonuses, and related expenses for our support personnel all as percentages of revenues, partially offset by decreases in contractor expense, promotion and sponsorship expenses, and intangible asset amortization expense, as well as revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Revenues
Revenues decreased $8.6 million, or 2.1%, to $411.5 million for the first six months of 2015 from $420.1 million for the first six months of 2014. Revenues for the first half of 2015 included $45.3 million of incremental revenues from our acquisitions of Studer Group, Vonlay, LLC, Sky Analytics, and Threshold Consulting, Inc. Revenues for the first half of 2015 were negatively impacted by a $0.8 million charge related to the fair value adjustment of deferred revenue acquired in the Studer Group acquisition. We do not expect to incur any additional charges related to this adjustment as the $0.8 million charge reflects the total fair value adjustment.
Of the overall $8.6 million decrease in revenues, $13.5 million was attributable to a decrease in revenue from our full-time billable consultants, partially offset by a $4.9 million increase in revenue attributable to our full-time equivalents. The decrease in full-time billable consultant revenues was driven by decreases in the average billing rate and consultant utilization rate, partially offset by an increase in the average number of billable consultants. As discussed below in Segment Results, the decrease in revenue from full-time billable consultants primarily reflected lower contingent fees and project timing in our Huron Healthcare segment and decreased demand for our services in our Huron Legal segment, partially offset by strengthened demand for our services in the Huron Education and Life Sciences and Huron Business Advisory segments. The increase in revenue attributable to full-time equivalents primarily reflected the revenue generated by our healthcare coaches in the Huron Healthcare segment, which was the result of our acquisition of Studer Group during the first quarter of 2015, largely offset by a decrease in demand for our discovery services in the Huron Legal segment.
Total Direct Costs
Our total direct costs increased $7.7 million, or 3.1%, to $258.0 million in the six months ended June 30, 2015, from $250.3 million in the six months ended June 30, 2014. The increase primarily related to a $15.9 million increase in salaries and related expenses for our revenue-generating professionals and a $5.1 million increase in intangible asset amortization expense, partially offset by an $11.0 million decrease in contractor expense and a $2.0 million decrease in bonus expense for our revenue-generating professionals. As a percentage of revenues, our total direct costs increased to 62.7% during the first six months of 2015 compared to 59.6% during the first six months of 2014 due to the items described above, as well as a decrease in revenues.

Total direct costs for the six months ended June 30, 2015 included $8.9 million of share-based compensation expense for our revenue-generating professionals compared to $7.8 million for the same prior year period. Share-based compensation expense increased as the value of awards granted during the first half of 2015 was greater than the value of prior year awards that became fully vested during 2014 and the first half of 2015. Total direct costs for the six months ended June 30, 2015 included $7.5 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations, compared to $2.4 million of amortization expense for the same prior year period. The $5.1 million increase in amortization expense was primarily attributable to $6.0 million of amortization of intangible assets acquired in the Studer Group acquisition during the first quarter of 2015, partially offset by certain intangible assets that became fully amortized during 2014.
Operating Expenses and Other Operating Gains and Losses
Selling, general and administrative expenses increased $8.1 million, or 10.0%, to $89.0 million in the six months ended June 30, 2015, from $80.9 million in the six months ended June 30, 2014. Selling, general and administrative expenses for the first half of 2015 included $10.2 million from Studer Group. The $8.1 million increase was primarily related to a $6.8 million increase in salaries and related expenses for our support personnel, a $1.6 million increase in facilities and other office related expenses, a $0.6 million increase in outside professional services expenses, a $0.5 million increase in computer equipment and supplies, and a $0.3 million increase in legal expenses, partially offset by a $2.4 million decrease in bonus expense for our support personnel. As a percentage of revenues, selling, general and administrative expenses increased to 21.6% during the first six months of 2015 compared to 19.2% during the first six months of 2014 due to the items described above, as well as a decrease in revenues. We incurred $1.9 million of transaction and acquisition related costs during the first half of 2015, of which $1.2 million was associated with the Studer Group acquisition.
Restructuring charges for the first six months of 2015 totaled $2.2 million related to workforce reductions to better align our resources with market demand. Of the $2.2 million pretax charge, $1.0 million related to our Huron Legal segment, $1.0 million related to our All Other segment as we continue to wind down our public sector consulting practice and our foreign consulting operations based in the Middle East, and $0.2 million related to our corporate operations. During the first six months of 2014, we incurred a $1.2 million pretax restructuring charge, which primarily consisted of a $1.0 million charge related to the consolidation of office spaces in Chicago, New York, and London. Of the total $1.0 million charge, $0.6 million related to the accrual of our remaining lease obligations at vacated spaces, net of estimated sublease income, and $0.4 million related to accelerated depreciation of assets disposed of as a result of the space consolidation. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014.
Litigation and other losses totaled $0.5 million for the first six months of 2015 compared to a gain of $0.4 million during the same prior year period. During the second quarter of 2015, we recorded a net litigation accrual of $0.8 million related to a pending legal matter, which is discussed in more detail in Item 1. "Legal Proceedings" under Part II - Other Information. During the first quarter of 2015, we recorded a remeasurement gain of $0.2 million related to a decrease in the fair value of a contingent consideration liability incurred in connection with a business acquisition. During the second quarter of 2014, we recorded a $0.4 million remeasurement gain related to a decrease in the fair value of a contingent consideration liability incurred in connection with another business acquisition.
Depreciation and amortization expense increased by $4.5 million to $16.8 million in the six months ended June 30, 2015, from $12.3 million in the six months ended June 30, 2014. The increase was primarily attributable to $3.1 million of amortization expense for intangible assets acquired in the Studer Group acquisition completed during the first quarter of 2015. Intangible asset amortization included within operating expenses relates to certain customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our business acquisitions.
Operating Income
Operating income decreased $31.0 million, or 40.9%, to $44.9 million in the first six months of 2015 from $75.8 million in the first six months of 2014. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 10.9% in the six months ended June 30, 2015, compared to 18.1% in the six months ended June 30, 2014. The decrease in operating margin was primarily attributable to the increases in salaries and related expenses for both our revenue-generating professionals and support personnel during the first six months of 2015, as well as the increases in intangible asset amortization expense and facilities and other office related expenses during the first six months of 2015 compared to the same period last year. The unfavorable impact of these items was partially offset by decreases in contractor expense and bonus expense for both our revenue-generating professionals and support personnel as percentages of revenues during the first six months of 2015.
Other Expense, Net
Total other expense, net increased by $7.1 million to $9.7 million in the first six months of 2015 from $2.6 million in the first six months of 2014. The increase was primarily attributable to a $6.2 million increase in interest expense and a $0.8 million increase in foreign currency transaction losses. The increase in interest expense was due to our Convertible Notes issued in September 2014 and interest expense resulting from higher levels of borrowings under our credit facility. For the six months ended June 30, 2015, cash interest expense related to the coupon of the Convertible Notes was $1.6 million and the non-cash interest expense related to the amortization of the debt discount and amortization of debt issuance costs totaled $4.1 million. For the year ending December 31, 2015, we expect interest expense related to the coupon of the Convertible Notes to be $3.1 million and interest expense for the amortization of the debt discount and debt issuance costs related to the Convertible Notes to be $8.3 million.
Income Tax Expense
For the six months ended June 30, 2015, we recognized income tax expense of $14.8 million on income of $35.1 million. For the six months ended June 30, 2014, we recognized income tax expense of $19.2 million on income of $73.2 million. Our effective tax rate for the first six months of 2015 was 42.1% compared with 26.2% for the same period last year. The effective tax rate for the six months ended June 30, 2015 was higher than the statutory rate, inclusive of state income taxes, primarily due to certain non-deductible business expenses and foreign losses with no tax benefit. The effective tax rate for the six months ended June 30, 2014 was lower than the statutory rate, inclusive of state income taxes, primarily due to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million during the quarter. This recognized benefit was partially offset by $1.2 million in expenses related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election.
Net Income
Net income was $20.3 million for the six months ended June 30, 2015, compared to net income of $54.0 million for the same period last year. The $33.7 million decrease in net income was primarily due to the decrease in operating income and the increase in interest expense, as discussed above. As a result of the decrease in net income, diluted earnings per share for the first six months of 2015 was $0.90 compared to $2.34 for the first six months of 2014.
EBITDA and Adjusted EBITDA
EBITDA decreased $21.4 million to $69.1 million for the six months ended June 30, 2015, from $90.6 million for the six months ended June 30, 2014. Adjusted EBITDA decreased $19.5 million to $71.8 million in the first six months of 2015 from $91.3 million in the first six months of 2014. The decrease in both EBITDA and Adjusted EBITDA was primarily due to the decrease in segment operating income, exclusive of the increase in intangible asset amortization expense, as discussed below in Segment Results, and an increase in corporate expenses, including transaction costs associated with the Studer Group acquisition.
Adjusted Net Income
Adjusted net income decreased $15.1 million to $32.4 million in the first six months of 2015 compared to $47.5 million in the first six months of 2014. The decrease was primarily attributable to the decrease in operating income, partially offset by the lower tax expense when excluding the tax benefit related to our “check-the-box” election.
Segment Results
Huron Healthcare
Revenues
Huron Healthcare segment revenues increased $8.0 million, or 3.8%, to $216.5 million for the first six months of 2015 from $208.5 million for the first six months of 2014. Revenues for the first six months of 2015 included $44.3 million of incremental revenues from our acquisitions of Studer Group and Vonlay, LLC. During the six months ended June 30, 2015, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 7.6%, 73.1%, 13.8%, and 5.5% of this segment’s revenues, respectively, compared to 3.8%, 67.3%, 24.4%, and 4.5%, respectively, for the comparable period in 2014.
Of the overall $8.0 million increase in revenues, $34.6 million was attributable to an increase in revenue from our full-time equivalents, partially offset by a $26.6 million decrease in revenue attributable to our full-time billable consultants.
The increase in revenue attributable to our full-time equivalents reflected an increase in both the average number of full-time equivalents and revenue per full-time equivalent in the first six months of 2015 compared to the same prior year period, and is primarily the result of our Studer Group acquisition.
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average billing rate and consultant utilization rate, partially offset by an increase in the average number of full-time billable consultants. This decrease in revenue was primarily driven by lower performance-based fees and the timing of the start-up of certain projects. Performance-based fee revenue was $29.8 million during the first six months of 2015 compared to $50.8 million during the first six months of 2014. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.

Operating Income
Huron Healthcare segment operating income decreased $15.2 million, or 16.9%, to $74.5 million for the six months ended June 30, 2015, from $89.7 million for the six months ended June 30, 2014. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 34.4% for the first six months of 2015 from 43.0% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues. The decrease in this segment’s operating margin was also attributable to increases, as a percentage of revenues, in salaries and related expenses and bonus expense for our support personnel and intangible asset amortization expense related to our acquisition of Studer Group, partially offset by a decrease in bonus expense for our revenue-generating professionals during the first half of 2015 compared to the prior year period.
Huron Education and Life Sciences
Revenues
Huron Education and Life Sciences segment revenues increased $11.5 million, or 16.1%, to $82.8 million for the first six months of 2015 from $71.3 million for the first six months of 2014. For the six months ended June 30, 2015, revenues from time-and-expense engagements, fixed-fee engagements, software support and maintenance arrangements, and performance-based arrangements represented 61.2%, 33.7%, 4.5%, and 0.6% of this segment’s revenues, respectively. For the six months ended June 30, 2014, revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 71.2%, 24.4%, and 4.4% of this segment's revenues, respectively.
Of the overall $11.5 million increase in revenues, $11.8 million was attributable to our full-time billable consultants, partially offset by a $0.3 million decrease in revenue attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants primarily reflected increases in the consultant utilization rate, average billing rate, and average number of full-time billable consultants. The decrease in revenue from our full-time equivalents reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent.
Operating Income
Huron Education and Life Sciences segment operating income increased by $6.9 million, or 38.0%, to $25.0 million for the six months ended June 30, 2015, from $18.1 million for the six months ended June 30, 2014. The Huron Education and Life Sciences segment operating margin increased to 30.1% for the first six months of 2015 from 25.3% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for both our revenue-generating professionals and support personnel, as well as decreases in contractor expense and promotion and sponsorship expenses, partially offset by an increase in bonus expense for our revenue-generating professionals as a percentage of revenues.
Huron Legal
Revenues
Huron Legal segment revenues decreased $35.2 million, or 32.5%, to $73.1 million for the first six months of 2015 from $108.3 million for the first six months of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 96.2%, 3.4%, and 0.4% of this segment’s revenues, respectively, during the six months ended June 30, 2015, compared to 97.5%, 2.4%, and 0.1% of this segment’s revenues, respectively, during the six months ended June 30, 2014.
Of the overall $35.2 million decrease in revenues, $28.6 million was attributable to a decrease in revenue generated by our full-time equivalents and $6.6 million was attributable to a decrease in revenue generated by our full-time billable consultants. The decrease in revenue attributable to our full-time equivalents, which was the result of decreased demand for our discovery services as discussed below, primarily reflected a decrease in the average number of full-time equivalents, as well as a decrease in revenue per full-time equivalent. The decrease in full-time billable consultant revenue reflected decreases in the consultant utilization rate and average number of full-time billable consultants, partially offset by an increase in the average billing rate.
Operating Income
Huron Legal segment operating income decreased $14.4 million, or 50.9%, to $13.9 million for the six months ended June 30, 2015, from $28.3 million for the six months ended June 30, 2014. The Huron Legal segment operating margin decreased to 19.0% for the first six months of 2015 from 26.1% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase, as a percentage of revenue, in salaries and related expenses for both our revenue-generating professionals and support personnel, as well as increases in rent and utilities expenses for our discovery centers and restructuring expense, and, as a percentage of revenues, an increase in technology expenses, partially offset by a decrease in bonus expense for our revenue-generating professionals as a percentage of revenues.
As previously disclosed, Huron Legal revenue and operating income for the fourth quarter of 2014 and first quarter of 2015 were significantly lower than each of the first three quarters of 2014, stemming largely from a more sudden than anticipated downturn in business resulting from client settlements of government investigations related to the credit crisis. To improve the segment's financial performance, the Huron Legal segment leadership team has undertaken several initiatives to increase sales of their service offerings and reduce expenses. Compared to the first quarter of 2015, Huron Legal segment revenues increased $6.2 million, or 18.5%, to $39.6 million for the second quarter of 2015 from $33.4 million for the first quarter 2015, and segment operating income increased $6.7 million, or 186.3%, to $10.3 million for the second quarter 2015 from $3.6 million for the first quarter 2015. We believe that the services provided by the Huron Legal segment remain relevant in the marketplace and expect performance to continue to improve during the remainder of 2015. In the event that the segment’s performance does not improve in line with our expectations during the remainder of 2015, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take an impairment charge as a result of any such test. For a discussion of our first quarter 2015 interim goodwill impairment test, see “Critical Accounting Policies—Carrying Values of Goodwill and Other Intangible Assets” below.
Huron Business Advisory
Revenues
Huron Business Advisory segment revenues increased $8.0 million, or 26.6%, to $37.9 million for the first six months of 2015 from $30.0 million for the first six months of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 75.6%, 14.9%, 9.0%, and 0.5% of this segment’s revenues, respectively, during the first six months of 2015. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 84.6%, 13.2%, and 2.2% of this segment’s revenues, respectively, during the first six months of 2014. Performance-based fee revenue was $3.4 million for the first six months of 2015, of which $1.8 million was generated by Huron Transaction Advisory LLC, our registered broker-dealer established in the first quarter of 2014. Performance-based fee revenue was $0.7 million for the first six months of 2014. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Of the overall $8.0 million increase in revenues, $8.2 million was attributable to an increase in revenue generated by our full-time billable consultants, partially offset by a $0.2 million decrease in revenue generated by our full-time equivalents. The increase in revenue from our full-time billable consultants reflected increases in the average number of full-time billable consultants, the average billing rate, and consultant utilization rate. Excluding performance-based fees, the average billing rate for the first six months of 2015 was $237 compared to $243 in the same period during 2014.
The decrease in revenue from our full-time equivalents reflected a decrease in the average number of full-time equivalents and revenue per full-time equivalent.
Operating Income
Huron Business Advisory segment operating income increased by $0.6 million, or 7.8%, to $8.3 million for the six months ended June 30, 2015, from $7.7 million for the six months ended June 30, 2014. The Huron Business Advisory segment operating margin decreased to 21.8% for the first six months of 2015 from 25.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses and bonus expense for both our revenue-generating professionals and support personnel and practice administration and meetings expenses, each as a percentage of revenues, partially offset by decreases in contractor expense, intangible asset amortization expense, and promotion and sponsorship expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $240.0 million, from $256.9 million at December 31, 2014 to $16.8 million at June 30, 2015. As of June 30, 2015, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2015	2014
Net cash provided by operating activities	$18,331	$12,199
Net cash used in investing activities	(350,522)	(63,293)
Net cash provided by financing activities	92,141	2,148
Effect of exchange rate changes on cash	6	33
Net decrease in cash and cash equivalents	$(240,044)	$(48,913)
Operating Activities
Net cash provided by operating activities totaled $18.3 million for the six months ended June 30, 2015, and $12.2 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and benefits to employees affect these account balances. The increase in cash provided by operations was primarily attributable to increased collections of receivables from clients and lower tax payments during the first six months of 2015 compared to the first six months of 2014, partially offset by lower EBITDA during the first half of 2015 and an increase in the amount paid for annual performance bonuses during the first quarter of 2015 compared to the first quarter of 2014.
Investing Activities
Net cash used in investing activities was $350.5 million for the six months ended June 30, 2015, and $63.3 million for the same period last year. The use of cash in the first six months of 2015 primarily consisted of $332.0 million for purchases of businesses and $9.9 million for purchases of property and equipment. Additionally, during the first six months of 2015, we made a $3.1 million investment in Shorelight, in the form of a zero coupon convertible debt instrument, increasing the total cost basis of our investment to $15.6 million, as described in Note 10 “Fair Value of Financial Instruments” within the notes to the consolidated financial statements. The use of cash in the first six months of 2014 primarily consisted of $51.4 million for purchases of businesses and $11.4 million for purchases of property and equipment.
We estimate that the cash utilized for purchases of property and equipment for full year 2015 will be approximately $30.0 million, primarily consisting of information technology related equipment and leasehold improvements to support our corporate infrastructure and our document review and processing services.
Financing Activities
Net cash provided by financing activities was $92.1 million for the six months ended June 30, 2015, and $2.1 million for the same period last year. During the first six months of 2015, we borrowed $256.5 million under our credit facility, including $102.0 million for the Studer Group acquisition, and made repayments on our credit facility of $149.0 million, and repurchased and retired $13.5 million of our common stock under our October 2014 Share Repurchase Program, as defined below. During the first six months of 2014, borrowings made under our credit facility to fund operations totaled $74.0 million, with repayments during the period totaling $64.0 million. During the first half of 2014, the Company repurchased and retired $9.5 million of common stock under our February 2014 Share Repurchase Program, as defined below.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. As of June 30, 2015, $36.5 million remains available for share repurchases under the October 2014 Share Repurchase Program.
In February 2014, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through February 28, 2015 (the “February 2014 Share Repurchase Program”). We completed the February 2014 Share Repurchase Program in October 2014.

Financing Arrangements
At June 30, 2015, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding and $251.3 million outstanding under our senior secured credit facility, as discussed below.
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
Senior Secured Credit Facility
On March 31, 2015, the Company and certain of the Company’s subsidiaries entered into a Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated, in its entirety, the credit agreement entered into as of April 14, 2011 (as amended and modified, the “Existing Credit Agreement”).
The Amended Credit Agreement consists of a $500 million senior secured revolving credit facility that becomes due and payable in full upon maturity on March 31, 2020. The Amended Credit Agreement provides for the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $100 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $600 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under the Existing Credit Agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, and general corporate purposes.
Fees and interest on borrowings vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, borrowings under the Amended Credit Agreement will bear interest at one, two, three or six-month LIBOR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.25% per annum and 1.75% per annum, in the case of LIBOR borrowings, or between 0.25% per annum and 0.75% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.50 to 1.00. At June 30, 2015, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.95 to 1.00 and a Consolidated Interest Coverage Ratio of 19.94 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at June 30, 2015 totaled $251.3 million. These borrowings carried a weighted average interest rate of 2.4%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Existing Credit Agreement at December 31, 2014 were $143.8 million and carried a weighted average interest rate of 2.3%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2015, we had outstanding letters of credit totaling $5.3 million, which are primarily used as security deposits for our office facilities. As of June 30, 2015, the unused borrowing capacity under the revolving credit facility was $243.5 million.
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
As discussed above in “Liquidity and Capital Resources,” on March 31, 2015 we entered into the Amended Credit Agreement consisting of a $500 million five-year senior secured revolving credit facility. The Amended Credit Agreement becomes due and payable in full upon maturity on March 31, 2020. The Amended Credit Agreement provides for, among other things, an extension of the maturity date and a reduction in pricing, and replaced the existing revolving credit and term loan facility with an increased revolving credit facility. Borrowings outstanding under the Amended Credit Agreement at June 30, 2015 totaled $251.3 million. Refer to “Liquidity and Capital Resources” and Note 7 “Financing Arrangements” within the notes to the consolidated financial statements for more information on our outstanding borrowings.
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

Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first six months of 2015.
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
To improve the segment's financial performance, the Huron Legal segment leadership team has undertaken several initiatives to increase sales of their service offerings and reduce expenses. Compared to the first quarter of 2015, Huron Legal segment revenues increased $6.2 million, or 18.5%, to $39.6 million for the second quarter of 2015 from $33.4 million for the first quarter of 2015, and segment operating income increased $6.7 million, or 186.3%, to $10.3 million for the second quarter of 2015 from $3.6 million for the first quarter of 2015. We believe that the services provided by the Huron Legal segment remain relevant in the marketplace and expect performance to continue to improve during the remainder of 2015. In the event that the segment’s performance does not improve in line with our expectations during the remainder of 2015, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and could be required to take an impairment charge as a result of any such test.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 “New Accounting Pronouncements” within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
The value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $216.4 million as of June 30, 2015, which represents the liability component of the $250 million principal balance. The total estimated fair value of our Convertible Notes at June 30, 2015 was $268.1 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended June 30, 2015, which was $107.241 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At June 30, 2015, we had borrowings outstanding under the credit facility totaling $251.3 million that carried a weighted average interest rate of 2.4% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $1.5 million effect on our pretax income including the effect of the interest rate swaps described below.
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
Including the impact of the above swap agreements, the weighted average interest rate on $104.0 million of our variable-rate debt, which equals the notional amount of the swap agreements in effect at June 30, 2015, was 2.7%.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of June 30, 2015, the fair value of the investment was $22.1 million, with a total cost basis of $15.6 million.
From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During the first quarter of 2015, we completed the acquisition of Studer Group, as discussed in Note 5 “Acquisitions” within the notes to the consolidated financial statements. We intend to evaluate Studer Group’s internal controls and, if necessary, make any changes that we believe to be appropriate to those internal controls as we integrate the acquired business with ours. Management intends to exclude the internal controls of Studer Group in its annual assessment of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2015. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

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
The Plan suggests that Huron, among others, was involved in “actively marketing PA” for sale and provided opinions to unnamed parties “defending the quality of PA’s earnings.” The Plan further states that the damages to be sought by the Litigation Trust will exceed $300 million. The Litigation Trust has not specified against which potential defendants it will bring claims, if any. While we believe that we have meritorious defenses against the claim and intend to vigorously defend ourselves, in the second quarter of 2015, we recorded a $1.3 million accrued liability, in accordance with ASC Topic 450, related to this matter, and a $0.5 million insurance receivable.
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
Our 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2015, we reacquired 2,592 shares of common stock with a weighted average fair market value of $63.51 as a result of such tax withholdings.
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

The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)
April 1, 2015 - April 30, 2015	389	$66.15	—	$50,000,000
May 1, 2015 - May 31, 2015	84,020	$60.53	83,791	$44,925,269
June 1, 2015 - June 30, 2015	135,462	$63.08	133,488	$36,501,715
Total	219,871	$62.11	217,279

(1)
The number of shares repurchased includes 389 shares in April 2015, 229 shares in May 2015, and 1,974 shares in June 2015 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the October 2014 Share Repurchase Program.

(2)	As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1*	Huron Consulting Group Inc. Stock Ownership Participation Program.			DEF 14A		Appendix A	3/20/15
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
* Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	July 28, 2015	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer