Form 10-Q
period 2015-09-30
Huron Consulting Group Inc.
filed 2015-10-22
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 15, 2015, 22,934,318 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$13,462	$256,872
Receivables from clients, net	123,984	98,640
Unbilled services, net	82,447	91,392
Income tax receivable	4,778	8,125
Deferred income taxes, net	9,228	14,772
Prepaid expenses and other current assets	22,962	16,358
Total current assets	256,861	486,159
Property and equipment, net	47,457	44,677
Long-term investment	34,050	12,250
Other non-current assets	24,525	20,998
Intangible assets, net	102,450	24,684
Goodwill	806,801	567,146
Total assets	$1,272,144	$1,155,914
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,718	$11,085
Accrued expenses	25,227	17,315
Accrued payroll and related benefits	62,600	106,488
Current maturities of long-term debt	—	28,750
Deferred revenues	22,721	12,738
Total current liabilities	120,266	176,376
Non-current liabilities:
Deferred compensation and other liabilities	16,204	10,838
Long-term debt, net of current portion	419,426	327,852
Deferred lease incentives	14,535	13,359
Deferred income taxes, net	53,842	26,855
Total non-current liabilities	504,007	378,904
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,142,424 and 24,976,395 shares issued at September 30, 2015 and December 31, 2014, respectively	243	241
Treasury stock, at cost, 2,207,972 and 2,097,173 shares at September 30, 2015 and December 31, 2014, respectively	(101,239)	(94,074)
Additional paid-in capital	453,317	442,308
Retained earnings	294,523	254,814
Accumulated other comprehensive income (loss)	1,027	(2,655)
Total stockholders’ equity	647,871	600,634
Total liabilities and stockholders’ equity	$1,272,144	$1,155,914

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues and reimbursable expenses:
Revenues	$209,881	$198,049	$621,378	$618,185
Reimbursable expenses	17,356	18,679	55,900	58,923
Total revenues and reimbursable expenses	227,237	216,728	677,278	677,108
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	115,587	129,899	366,078	377,798
Amortization of intangible assets and software development costs	4,796	1,227	12,277	3,618
Reimbursable expenses	17,103	18,651	55,826	58,981
Total direct costs and reimbursable expenses	137,486	149,777	434,181	440,397
Operating expenses and other operating (gains) losses:
Selling, general and administrative expenses	43,629	39,276	132,627	120,148
Restructuring charges	303	233	2,490	1,396
Litigation and other (gains) losses	—	(150)	524	(590)
Depreciation and amortization	8,994	6,315	25,771	18,638
Total operating expenses and other operating (gains) losses	52,926	45,674	161,412	139,592
Operating income	36,825	21,277	81,685	97,119
Other income (expense), net:
Interest expense, net of interest income	(4,642)	(1,878)	(13,800)	(4,843)
Other income (expense), net	(1,379)	(54)	(1,939)	291
Total other expense, net	(6,021)	(1,932)	(15,739)	(4,552)
Income before income tax expense	30,804	19,345	65,946	92,567
Income tax expense	11,430	7,126	26,237	26,309
Net income	$19,374	$12,219	$39,709	$66,258
Earnings per share:
Basic	$0.88	$0.54	$1.79	$2.94
Diluted	$0.86	$0.53	$1.76	$2.87
Weighted average shares used in calculating earnings per share:
Basic	22,107	22,488	22,151	22,573
Diluted	22,592	22,975	22,616	23,052
Comprehensive income:
Net income	$19,374	$12,219	$39,709	$66,258
Foreign currency translation loss, net of tax	(615)	(1,127)	(201)	(735)
Unrealized gain on investment, net of tax	—	152	4,135	152
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(91)	304	(252)	124
Other comprehensive income (loss)	(706)	(671)	3,682	(459)
Comprehensive income	$18,668	$11,548	$43,391	$65,799
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	24,115,593	$241	(2,109,316)	$(94,074)	$442,308	$254,814	$(2,655)	$600,634
Comprehensive income						39,709	3,682	43,391
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	404,525	4	(34,695)	(1,971)	1,967			—
Business acquisition	28,486	—			2,204			2,204
Share-based compensation					17,239			17,239
Shares redeemed for employee tax withholdings			(76,670)	(5,194)				(5,194)
Income tax benefit on share-based compensation					3,095			3,095
Share repurchases	(217,279)	(2)			(13,496)			(13,498)
Balance at September 30, 2015	24,331,325	$243	(2,220,681)	$(101,239)	$453,317	$294,523	$1,027	$647,871
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$39,709	$66,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,220	22,636
Share-based compensation	15,288	15,504
Amortization of debt discount and issuance costs	6,985	1,482
Allowances for doubtful accounts and unbilled services	(1,605)	8,829
Deferred income taxes	13,407	1,817
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients	(14,725)	26,807
(Increase) decrease in unbilled services	15,179	(44,020)
(Increase) decrease in current income tax receivable / payable, net	3,704	(9,690)
(Increase) decrease in other assets	(5,381)	3,258
Increase (decrease) in accounts payable and accrued liabilities	8,459	11,466
Increase (decrease) in accrued payroll and related benefits	(43,510)	(9,565)
Increase (decrease) in deferred revenues	7,507	(2,661)
Net cash provided by operating activities	83,237	92,121
Cash flows from investing activities:
Purchases of property and equipment, net	(15,040)	(16,683)
Investment in life insurance policies	(4,823)	(1,151)
Purchases of businesses	(332,766)	(51,694)
Purchases of convertible debt investment	(15,138)	(12,500)
Capitalization of internally developed software costs	(735)	—
Proceeds from note receivable	—	328
Net cash used in investing activities	(368,502)	(81,700)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	848
Shares redeemed for employee tax withholdings	(5,194)	(3,461)
Tax benefit from share-based compensation	3,117	4,962
Share repurchases	(13,498)	(45,092)
Proceeds from borrowings under credit facility	272,000	129,000
Repayments on credit facility	(214,500)	(147,750)
Proceeds from convertible senior notes issuance	—	250,000
Proceeds from sale of warrants	—	23,625
Payments for convertible senior note hedge	—	(42,125)
Payments for debt issue costs	—	(7,346)
Payments for capital lease obligations	(48)	(63)
Deferred payments for purchase of property and equipment	—	(471)
Deferred acquisition payment	—	(4,745)
Net cash provided by financing activities	41,877	157,382
Effect of exchange rate changes on cash	(22)	(21)
Net (decrease) increase in cash and cash equivalents	(243,410)	167,782
Cash and cash equivalents at beginning of the period	256,872	58,131
Cash and cash equivalents at end of the period	$13,462	$225,913
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$2,201	$2,755
Contingent consideration related to business acquisitions	$900	$590
Common stock issued related to business acquisition	$2,204	$—
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
2. Basis of Presentation
The accompanying unaudited Consolidated Financial Statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2015 and 2014. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for us beginning in the first quarter of 2016 and will be applied on a retrospective basis. Early adoption is permitted. We are currently evaluating the potential effect this guidance will have on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance, which could change consolidation conclusions. This guidance will be effective for us beginning in the first quarter of 2016 and early adoption is permitted. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09, as amended, is effective for us beginning in the first quarter of 2018 and is to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption will be permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016). We are currently evaluating the potential effect of adopting this guidance on our consolidated financial statements, as well as the transition methods.
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2015.

	Huron Healthcare	Huron Education and Life Sciences	Huron Legal	Huron Business Advisory	Total
Balance as of December 31, 2014:
Goodwill	$377,588	$102,906	$52,555	$177,080	$710,129
Accumulated impairment	—	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2014	377,588	102,906	52,555	34,097	567,146
Goodwill recorded in connection with business acquisitions	232,676	—	7,363	448	240,487
Foreign currency translation	—	—	(219)	(613)	(832)
Goodwill, net as of September 30, 2015	$610,264	$102,906	$59,699	$33,932	$806,801
Refer to Note 5 “Acquisitions” for additional information on our recent acquisitions.
Intangible assets as of September 30, 2015 and December 31, 2014 consisted of the following:

		September 30, 2015		December 31, 2014
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	1 to 4	$25,373	$8,634	$243	$71
Customer relationships	3 to 13	84,971	27,585	42,345	21,228
Non-competition agreements	2 to 5	3,700	1,728	3,495	1,072
Trade names	5 to 8	22,920	3,906	160	67
Technology and software	3 to 7	9,851	5,124	4,321	3,461
Publishing content	3	3,300	688	—	—
License	2	—	—	50	31
Total		$150,115	$47,665	$50,614	$25,930
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible assets amortization expense was $8.3 million and $22.0 million for the three and nine months ended September 30, 2015, respectively. Intangible asset amortization expense was $2.8 million and $8.3 million for the three and nine months ended September 30, 2014, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2015 and each of the five succeeding years for the intangible assets recorded as of September 30, 2015.

Year Ending December 31,	Estimated Amount
2015	$30,318
2016	$29,372
2017	$24,950
2018	$14,660
2019	$9,241
2020	$5,664
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

Amount
Assets acquired:
Accounts receivable	$14,906
Prepaid expenses and other current assets	1,385
Deferred income tax asset	4,335
Property and equipment	4,509
Intangible assets	97,500
Liabilities assumed:
Accounts payable	760
Accrued expenses and other current liabilities	2,868
Accrued payroll and related benefits	1,574
Deferred revenues	2,449
Deferred income tax liability	21,263
Other non-current liabilities	1,211
Total identifiable net assets	92,510
Goodwill	232,676
Total purchase price	$325,186
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date.

	Fair Value	Useful Life in Years
Customer relationships	$42,400	9
Customer contracts	25,100	4
Trade name	22,800	5
Technology and software	3,900	3
Publishing content	3,300	3
Total intangible assets subject to amortization	$97,500
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
Studer Group’s results of operations have been included in our unaudited consolidated statements of earnings and other comprehensive income and results of operations of our Huron Healthcare segment from the date of acquisition. For the three months ended September 30, 2015, revenues from Studer Group were $22.3 million and operating income was $1.6 million, which included $6.1 million of amortization expense for intangible assets acquired. For the nine months ended September 30, 2015, revenues from Studer Group were $56.0 million and operating income was $3.6 million, which included $15.2 million of amortization expense for intangible assets acquired. In connection with the acquisition of Studer Group, we incurred $2.1 million of transaction and acquisition-related expenses, $0.9 million of which were incurred in the fourth quarter of 2014, $1.0

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

million of which were incurred in the first quarter of 2015, and the remaining $0.2 million were incurred in the second quarter of 2015. These costs are recorded in selling, general, and administrative expenses in the period in which they were incurred.
The following supplemental pro forma information summarizes the combined results of operations for Huron and Studer Group as though the companies were combined on January 1, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$209,881	$218,409	$632,200	$674,118
Net income	$19,606	$10,173	$41,016	$60,988
Net income per share - basic	$0.89	$0.45	$1.85	$2.70
Net income per share - diluted	$0.87	$0.44	$1.81	$2.64
The historical financial information has been adjusted to give effect to pro forma adjustments, which consist of intangible assets amortization expense, transaction and acquisition-related costs, interest expense, the related income tax effects, and shares issued as consideration. These adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on January 1, 2014. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.
Sky Analytics, Inc.
Effective January 1, 2015, we completed the acquisition of Sky Analytics, Inc. ("Sky Analytics"), a Massachusetts-based provider of legal spend management software for corporate law departments. The acquisition date fair value of the consideration transferred totaled $9.7 million, which included cash of $8.8 million and the fair value of contingent consideration of $0.9 million. As part of the purchase price allocation, we recorded $2.0 million of intangible assets and $7.4 million of goodwill. The goodwill balance is not deductible for income tax purposes. Sky Analytics' results of operations have been included in our unaudited consolidated financial statements and results of operations of our Huron Legal segment from the date of acquisition.
Rittman Mead India
Effective July 1, 2015, we completed the acquisition of Rittman Mead Consulting Private Limited ("Rittman Mead India"), the India affiliate of Rittman Mead Consulting Ltd. Rittman Mead India is a data and analytics consulting firm that specializes in the implementation of enterprise performance management and analytics systems. The acquisition date fair value of the consideration transferred totaled $1.2 million. Rittman Mead India's results of operations have been included in our unaudited consolidated financial statements and results of operations of our Huron Business Advisory segment from the date of acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$19,374	$12,219	$39,709	$66,258
Weighted average common shares outstanding – basic	22,107	22,488	22,151	22,573
Weighted average common stock equivalents	485	487	465	479
Weighted average common shares outstanding – diluted	22,592	22,975	22,616	23,052
Earnings per share:
Basic	$0.88	$0.54	$1.79	$2.94
Diluted	$0.86	$0.53	$1.76	$2.87
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above is shown in the following table.

	As of September 30,
	2015	2014
Unvested restricted stock awards	—	14
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	6,258	6,272
See Note 7 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). In October 2015, our board of directors authorized an extension of the October 2014 Share Repurchase Program through October 31, 2016. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. In the second quarter of 2015, 217,279 shares were repurchased and retired for $13.5 million under the October 2014 Share Repurchase Program. No shares were repurchased in the first or third quarter of 2015.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

7. Financing Arrangements
A summary of the carrying amounts of our debt is as follows:

	September 30, 2015	December 31, 2014
1.25% convertible senior notes due 2019	$218,176	$212,852
Senior secured credit facility	201,250	143,750
Total debt	419,426	356,602
Current maturities of debt	—	(28,750)
Long-term debt, net of current portion	$419,426	$327,852
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
In accordance with ASC 470, Debt, we have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of September 30, 2015, the remaining life of the Convertible Notes is 4.0 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
As of September 30, 2015 and December 31, 2014, the Convertible Notes consisted of the following:

	September 30, 2015	December 31, 2014
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(31,824)	(37,148)
Net carrying amount	$218,176	$212,852
Equity component(1)	$39,287	$39,287

(1)	Included in Additional paid-in capital on the consolidated balance sheet.
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
The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual interest coupon	$781	$182	$2,344	$182
Amortization of debt issuance costs	295	68	883	68
Amortization of debt discount	1,795	406	5,324	406
Total interest expense	$2,871	$656	$8,551	$656
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.50 to 1.00. At September 30, 2015, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.49 to 1.00 and a Consolidated Interest Coverage Ratio of 18.30 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at September 30, 2015 totaled $201.3 million. These borrowings carried a weighted average interest rate of 2.3%, including the effect of the interest rate swaps described below in Note 9 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Existing Credit Agreement at December 31, 2014 were $143.8 million and carried a weighted average interest rate of 2.3%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2015, we had outstanding letters of credit totaling $5.2 million, which are primarily used as security deposits for our office facilities. As of September 30, 2015, the unused borrowing capacity under the revolving credit facility was $293.5 million.
8. Restructuring Charges
During the third quarter of 2015, we incurred a $0.3 million pretax restructuring charge primarily related to updated assumptions for the lease accrual of the Washington, D.C. space vacated in the fourth quarter of 2014. During the second quarter of 2015, we incurred a $0.6 million pretax restructuring charge primarily related to workforce reductions in our All Other segment as we continue to wind down our public sector consulting practice and our foreign consulting operations based in the Middle East. During the first quarter of 2015, we incurred a $1.6 million pretax restructuring charge primarily related to workforce reductions. Of the $1.6 million charge, $1.0 million related to our Huron Legal segment, $0.5 million related to our All Other segment, and the remaining $0.1 million related to our corporate operations.
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
As of September 30, 2015, our restructuring charge liability was $1.0 million which primarily represents the present value of remaining lease payments for our vacated office space in Washington, D.C. As of December 31, 2014, our restructuring charge liability was $1.2 million, and primarily consisted of the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in Washington, D.C., Chicago, and New York. The restructuring charge liabilities are included as a component of Accrued expenses and Deferred compensation and other liabilities.

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
ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of September 30, 2015, it was anticipated that $0.3 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three and nine months ended September 30, 2015, inclusive of consideration of our credit facility amendment discussed in Note 7 “Financing Arrangements.”
The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of September 30, 2015 and December 31, 2014.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	September 30, 2015	December 31, 2014
Other non-current assets	$—	$516
Accrued expenses	$487	$643
Deferred compensation and other liabilities	$67	$10
All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on the Consolidated Balance Sheets. All of the Company’s derivative instruments as of September 30, 2015 and December 31, 2014 were held with the same counterparty.
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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2015
Assets:
Promissory note	$—	$—	$2,278	$2,278
Convertible debt investment	—	—	34,050	34,050
Total assets	$—	$—	$36,328	$36,328
Liabilities:
Interest rate swaps	$—	$554	$—	$554
Contingent consideration for business acquisitions	—	—	900	900
Total liabilities	$—	$554	$900	$1,454
December 31, 2014
Assets:
Promissory note	$—	$—	$2,137	$2,137
Interest rate swaps	—	172	—	172
Convertible debt investment	—	—	12,250	12,250
Total assets	$—	$172	$14,387	$14,559
Liabilities:
Interest rate swaps	$—	$309	$—	$309
Contingent consideration for business acquisition	—	—	226	226
Total liabilities	$—	$309	$226	$535
 Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to the Company annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. The increase in the fair value of the note during the first nine months of 2015 reflects the accretion of interest income in excess of interest payments received.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The portion of the note expected to be received in the next 12 months is recorded as a receivable in Prepaid expenses and other current assets. The remaining portion of the note is recorded in Other non-current assets.
Interest rate swaps: The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.
Convertible debt investment: In the third quarter of 2014, we invested $12.5 million, in the form of zero coupon convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education, a U.S.-based company that partners with leading nonprofit universities to increase access and retention of international students, boost institutional growth, and enhance an institution’s global footprint. In the first nine months of 2015, we invested an additional $15.1 million in convertible notes of Shorelight, including $12.0 million in July 2015 in conjunction with the third-party financing event discussed below. The notes will mature on July 1, 2020, unless converted earlier. As of September 30, 2015, the total cost basis of our investment is $27.6 million.
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
During the second quarter of 2015, Shorelight sought additional financing from new third-party investors in order to help fund their continued growth. During the financing process, interest from potential investors indicated that the fair value of the business had increased since our initial investment. As a result, the estimated fair value of our convertible debt investment increased during the second quarter of 2015, and we recorded an unrealized gain of $6.7 million as a component of other comprehensive income during the period. The additional round of financing closed in July 2015. The fair value of the convertible debt investment is recorded in Long-term investment.
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in the earnings of that period. During the first quarter of 2015, we recorded a $0.9 million contingent consideration liability for one acquisition completed during the quarter. In addition, we determined that the fair value of another contingent consideration liability had declined to zero and recorded a remeasurement gain of $0.3 million. There was no change to the fair value of the outstanding contingent consideration liabilities for the quarters ended June 30, 2015 and September 30, 2015. Refer to Note 5 “Acquisitions” for information on the acquisitions completed in 2015. At September 30, 2015, the current portion of the contingent consideration liability is recorded in Accrued expenses and the long-term portion is recorded in Deferred compensation and other liabilities.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$218,176	$258,998	$212,852	$261,903
The difference between the $250 million principal amount of the Convertible Notes and the carrying amount represents the unamortized debt discount. As of September 30, 2015 and December 31, 2014, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 7 “Financing Arrangements” for additional details of our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended September 30, 2015 and December 31, 2014.
Based on the closing price of our common stock of $62.53 on September 30, 2015, the if-converted value of the Convertible Notes was less than the principal amount.
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
11. Other Comprehensive Income (Loss)
The tables below set forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustment	$(613)	$(2)	$(615)	$(1,127)	$—	$(1,127)
Unrealized gain on investment	$—	$—	$—	$250	$(98)	$152
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(346)	$137	$(209)	$255	$(98)	$157
Reclassification adjustments into earnings	196	(78)	118	246	(99)	147
Net unrealized gain (loss)	$(150)	$59	$(91)	$501	$(197)	$304
Other comprehensive income (loss)	$(763)	$57	$(706)	$(376)	$(295)	$(671)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustment	$(228)	$27	$(201)	$(735)	$—	$(735)
Unrealized gain on investment	$6,661	$(2,526)	$4,135	$250	$(98)	$152
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(1,036)	$412	$(624)	$(427)	$173	$(254)
Reclassification adjustments into earnings	619	(247)	372	630	(252)	378
Net unrealized gain (loss)	$(417)	$165	$(252)	$203	$(79)	$124
Other comprehensive income (loss)	$6,016	$(2,334)	$3,682	$(282)	$(177)	$(459)

The before tax amounts reclassified from accumulated other comprehensive income (loss) related to our cash flow hedges are recorded to Interest expense, net of interest income.
Accumulated other comprehensive income (loss), net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Investment	Net Unrealized Loss on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$(2,334)	$(250)	$(71)	$(2,655)
Current period change	(201)	4,135	(252)	3,682
Balance, September 30, 2015	$(2,535)	$3,885	$(323)	$1,027
12. Income Taxes
The Company’s effective tax rates for the three months ended September 30, 2015 and 2014 were 37.1% and 36.8%, respectively. The Company's effective tax rates for the nine months ended September 30, 2015 and 2014 were 39.8% and 28.4%. The effective tax rate for the three months ended September 30, 2015 was in line with the statutory rate, inclusive of state income taxes, with the negative impact of certain non-deductible business expenses and foreign losses with no tax benefit largely offset by certain credits and deductions. The effective tax rate for the nine months ended September 30, 2015 was higher than the statutory rate, inclusive of state income taxes, primarily due to certain non-deductible business expenses and foreign losses with no tax benefit, partially offset by certain credits and deductions.
The effective tax rate for the third quarter of 2014 was lower than the statutory tax rate, inclusive of state income taxes, primarily due to the favorable settlement of the IRS audit for years 2009, 2010, and 2011. The effective tax rate for the first nine months of 2014 was lower than the statutory tax rate, inclusive of state income taxes, primarily due to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million. This recognized benefit was partially offset by $1.2 million in expenses in the first quarter of 2014 related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election.
13. Commitments, Contingencies and Guarantees
Litigation
Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)
On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Court of First Instance. The lawsuit alleges that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants allege they are entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response states that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. On December 17, 2013, the Abu Dhabi court ruled in Huron’s favor on all claims and held that Huron permissibly terminated the contract with Tamalluk and Huron does not owe Tamalluk any compensation related to Tamalluk’s claims. In addition, the court terminated the Local Sponsorship Agreement as requested by Huron in its counterclaim. Tamalluk appealed the decision, and on March 18, 2014, the appellate court upheld the decision in Huron’s favor. Tamalluk filed an appeal on May 18, 2014 to the Court of Cassation, which is the highest court in Abu Dhabi. On October 21, 2014, the Court of Cassation referred the case back to the appellate court for consideration of Claimants’ allegations relating to damage to reputation and defamation, which the appellate court had not previously addressed. The Court of Cassation ruled in Huron’s favor on the other claims and on Huron’s counterclaim. On October 13, 2015, the appellate court ruled in Huron's favor and denied Tamalluk's claims for defamation and damage to reputation. This ruling is appealable to the Court of Cassation.
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
The Plan suggests that Huron, among others, was involved in “actively marketing PA” for sale and provided opinions to unnamed parties “defending the quality of PA’s earnings.” While we believe that we have meritorious defenses, to avoid the time and expense of protracted litigation, in September 2015 we reached an agreement in principle with the Litigation Trust to settle the matter for $3.6 million. As a result, in the third quarter of 2015 we increased our accrued liability from $1.3 million to $3.6 million, and increased our insurance receivable from $0.5 million to $2.8 million.  The settlement agreement, once finalized between the parties, will be subject to approval by the Bankruptcy Court.
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
Guarantees and Indemnification
Guarantees in the form of letters of credit totaling $5.2 million and $5.1 million were outstanding at September 30, 2015 and December 31, 2014, respectively, primarily to support certain office lease obligations.
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
Our All Other segment consists of any line of business not managed by our other four operating segments. These businesses include our public sector consulting practice and our foreign consulting operations based in the Middle East, both of which we are in the process of winding down.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth information about our operating segments for the three and nine months ended September 30, 2015 and 2014, along with the items necessary to reconcile the segment information to the totals reported in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Huron Healthcare:
Revenues	$112,114	$97,812	$328,624	$306,327
Operating income	$47,609	$27,727	$122,120	$117,422
Segment operating income as a percentage of segment revenues	42.5%	28.3%	37.2%	38.3%
Huron Education and Life Sciences:
Revenues	$42,056	$36,523	$124,892	$107,846
Operating income	$10,473	$9,459	$35,427	$27,539
Segment operating income as a percentage of segment revenues	24.9%	25.9%	28.4%	25.5%
Huron Legal:
Revenues	$34,416	$46,146	$107,469	$154,417
Operating income	$9,584	$10,949	$23,461	$39,227
Segment operating income as a percentage of segment revenues	27.8%	23.7%	21.8%	25.4%
Huron Business Advisory:
Revenues	$21,249	$17,142	$59,173	$47,098
Operating income	$5,231	$4,397	$13,514	$12,081
Segment operating income as a percentage of segment revenues	24.6%	25.7%	22.8%	25.7%
All Other:
Revenues	$46	$426	$1,220	$2,497
Operating loss	$(132)	$(655)	$(1,654)	$(1,633)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M	N/M
Total Company:
Revenues	$209,881	$198,049	$621,378	$618,185
Reimbursable expenses	17,356	18,679	55,900	58,923
Total revenues and reimbursable expenses	$227,237	$216,728	$677,278	$677,108
Statements of Earnings reconciliation:
Segment operating income	$72,765	$51,877	$192,868	$194,636
Items not allocated at the segment level:
Other operating expenses and gains	26,946	24,285	85,412	78,879
Depreciation and amortization expense	8,994	6,315	25,771	18,638
Other expense, net	6,021	1,932	15,739	4,552
Income before income tax expense	$30,804	$19,345	$65,946	$92,567

N/M – Not Meaningful
At September 30, 2015 and December 31, 2014, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the three and nine months ended September 30, 2015 and 2014, no single client generated greater than 10% of our consolidated revenues.
15. Subsequent Events
Effective October 1, 2015, we completed our acquisition of the assets of Cloud62, a Buffalo, New York-based provider of business consulting services specializing in Salesforce.com implementations and related cloud-based applications. The results of operations of Cloud62 will be included in the Huron Business Advisory segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” or “continues.” These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.

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
Our All Other segment consists of any line of business not managed by our other four operating segments. These businesses include our public sector consulting practice and our foreign consulting operations based in the Middle East, both of which we are in the process of winding down.
Acquisitions
Rittman Mead India
Effective July 1, 2015, we completed our acquisition of Rittman Mead Consulting Private Limited ("Rittman Mead India"), the India affiliate of Rittman Mead Consulting Ltd. Rittman Mead India is a data and analytics consulting firm that specializes in the implementation of enterprise performance management and analytics systems. The acquisition date fair value of the consideration transferred totaled $1.2 million. Rittman Mead India's results of operations have been included in our consolidated financial statements and the segment operating results of Huron Business Advisory from the date of acquisition.
Studer Group
On February 12, 2015, we completed our acquisition of Studer Group in exchange for consideration with a fair value of approximately $325.2 million, consisting of $323.2 million in cash and $2.2 million in Huron common stock, less the receipt of a net working capital adjustment payment of $0.2 million. The cash portion of the acquisition was funded with available cash on hand and $102.0 million of borrowings under our senior secured credit facility. Studer Group is a premier professional services firm that assists healthcare providers achieve cultural transformation to deliver and sustain improvement in clinical outcomes and financial results. The acquisition combines our Huron Healthcare segment’s performance improvement and clinical transformation capabilities with Studer Group’s Evidence-Based LeadershipSM framework to provide leadership and cultural transformation expertise for healthcare provider clients. Studer Group’s results of operations have been included in our consolidated financial statements and the segment operating results of Huron Healthcare from the date of acquisition.
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
Time-and-expense billing arrangements require the client to pay based on either the number of hours worked, the number of pages reviewed, or the amount of data processed by our revenue-generating professionals at agreed upon rates. We recognize revenues under time-and-expense billing arrangements as the related services are rendered. Time-and-expense engagements represented 40.5% and 44.6% of our revenues for the three months ended September 30, 2015 and 2014, respectively, and 40.4% and 45.1% of our revenues for the nine months ended September 30, 2015 and 2014, respectively.
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
Fixed-fee engagements represented 50.7% and 39.6% of our revenues for the three months ended September 30, 2015 and 2014, respectively, and 48.6% and 39.4% of our revenues for the nine months ended September 30, 2015 and 2014, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain pre-defined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 5.0% and 12.1% of our revenues for the three months ended September 30, 2015 and 2014, respectively, and 7.1% and 12.3% of our revenues for the nine months ended September 30, 2015 and 2014, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.
Clients who have purchased one of our software licenses can pay an additional fee for software support and maintenance. The software support and maintenance fee revenue is recognized ratably over the support period, which is generally one year. These fees are billed in advance and included in deferred revenues until recognized. Support and maintenance revenues represented 3.8% and

3.7% of our revenues for the three months ended September 30, 2015 and 2014, respectively, and 3.9% and 3.2% of our revenues for the nine months ended September 30, 2015 and 2014, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment and Consolidated Operating Results (in thousands):
Huron Healthcare:
Revenues	$112,114	$97,812	$328,624	$306,327
Operating income	$47,609	$27,727	$122,120	$117,422
Segment operating income as a percentage of segment revenues	42.5%	28.3%	37.2%	38.3%
Huron Education and Life Sciences:
Revenues	$42,056	$36,523	$124,892	$107,846
Operating income	$10,473	$9,459	$35,427	$27,539
Segment operating income as a percentage of segment revenues	24.9%	25.9%	28.4%	25.5%
Huron Legal:
Revenues	$34,416	$46,146	$107,469	$154,417
Operating income	$9,584	$10,949	$23,461	$39,227
Segment operating income as a percentage of segment revenues	27.8%	23.7%	21.8%	25.4%
Huron Business Advisory:
Revenues	$21,249	$17,142	$59,173	$47,098
Operating income	$5,231	$4,397	$13,514	$12,081
Segment operating income as a percentage of segment revenues	24.6%	25.7%	22.8%	25.7%
All Other:
Revenues	$46	$426	$1,220	$2,497
Operating loss	$(132)	$(655)	$(1,654)	$(1,633)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M	N/M
Total Company:
Revenues	$209,881	$198,049	$621,378	$618,185
Reimbursable expenses	17,356	18,679	55,900	58,923
Total revenues and reimbursable expenses	$227,237	$216,728	$677,278	$677,108
Statements of Earnings reconciliation:
Segment operating income	$72,765	$51,877	$192,868	$194,636
Items not allocated at the segment level:
Other operating expenses and gains	26,946	24,285	85,412	78,879
Depreciation and amortization expense	8,994	6,315	25,771	18,638
Total operating income	$36,825	$21,277	$81,685	$97,119
Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Huron Healthcare	1,084	1,109	1,084	1,109
Huron Education and Life Sciences	458	413	458	413
Huron Legal	89	127	89	127
Huron Business Advisory	279	197	279	197
Total	1,910	1,846	1,910	1,846
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare	1,078	1,114	1,092	1,057
Huron Education and Life Sciences	444	403	431	417
Huron Legal	92	126	103	131
Huron Business Advisory	261	184	224	171
Total	1,875	1,827	1,850	1,776

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other Operating Data (continued):
Full-time billable consultant utilization rate (2):
Huron Healthcare	81.1%	74.0%	76.4%	78.2%
Huron Education and Life Sciences	75.2%	71.3%	75.9%	70.4%
Huron Legal	58.1%	63.5%	54.4%	65.3%
Huron Business Advisory	79.4%	65.4%	75.2%	69.7%
Total	78.4%	71.8%	74.9%	74.6%
Full-time billable consultant average billing rate per hour (3):
Huron Healthcare	$204	$230	$215	$243
Huron Education and Life Sciences	$227	$225	$230	$217
Huron Legal	$231	$243	$241	$242
Huron Business Advisory (4)	$196	$277	$234	$258
Total	$209	$234	$222	$238
Revenue per full-time billable consultant (in thousands):
Huron Healthcare	$77	$81	$230	$270
Huron Education and Life Sciences	$80	$76	$248	$216
Huron Legal	$60	$72	$179	$218
Huron Business Advisory	$77	$88	$254	$261
Total	$77	$80	$234	$253
Average number of full-time equivalents (for the period) (5):
Huron Healthcare	196	64	171	58
Huron Education and Life Sciences	49	45	40	43
Huron Legal	882	1,009	860	1,155
Huron Business Advisory	10	9	8	8
Total	1,137	1,127	1,079	1,264
Revenue per full-time equivalent (in thousands):
Huron Healthcare	$148	$115	$449	$357
Huron Education and Life Sciences	$133	$129	$455	$413
Huron Legal	$33	$37	$103	$109
Huron Business Advisory	$112	$106	$301	$294
Total	$58	$45	$173	$132

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

(4)
The Huron Business Advisory segment includes the operations of Rittman Mead India. Absent the impact of Rittman Mead India, the average billing rate per hour for Huron Business Advisory for the three and nine months ended September 30, 2015 would have been $245 and $255 per hour, respectively.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$209,881	$198,049	$621,378	$618,185
Net income	$19,374	$12,219	$39,709	$66,258
Add back:
Income tax expense	11,430	7,126	26,237	26,309
Interest and other expenses	6,021	1,932	15,739	4,552
Depreciation and amortization	13,790	7,542	38,048	22,256
Earnings before interest, taxes, depreciation and amortization (EBITDA)	50,615	28,819	119,733	119,375
Add back:
Restructuring charges	303	233	2,490	1,396
Litigation and other (gains) losses	—	(150)	524	(590)
Adjusted EBITDA	$50,918	$28,902	$122,747	$120,181
Adjusted EBITDA as a percentage of revenues	24.3%	14.6%	19.8%	19.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$19,374	$12,219	$39,709	$66,258
Weighted average shares – diluted	22,592	22,975	22,616	23,052
Diluted earnings per share	$0.86	$0.53	$1.76	$2.87
Add back:
Amortization of intangible assets	8,333	2,835	21,987	8,265
Restructuring charges	303	233	2,490	1,396
Litigation and other (gains) losses	—	(150)	524	(590)
Non-cash interest on convertible notes	1,795	406	5,324	406
Tax effect	(4,110)	(1,330)	(11,948)	(3,791)
Net tax benefit related to “check-the-box” election	—	—	—	(10,244)
Total adjustments, net of tax	6,321	1,994	18,377	(4,558)
Adjusted net income	$25,695	$14,213	$58,086	$61,700
Adjusted diluted earnings per share	$1.14	$0.62	$2.57	$2.68

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
Litigation and other (gains) losses: We have excluded the effect of the litigation accrual, net of related insurance recoveries, and the remeasurement gains related to contingent consideration liabilities for business acquisitions to permit comparability with periods that were not impacted by these items.
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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenues
Revenues increased $11.8 million, or 6.0%, to $209.9 million for the third quarter of 2015 from $198.0 million for the third quarter of 2014. Third quarter 2015 revenues included $23.2 million of incremental revenues from our acquisitions of Studer Group, Sky Analytics, Inc., Threshold Consulting, Inc., and Rittman Mead India.
Of the overall $11.8 million increase in revenues, $14.4 million was attributable to an increase in revenue from our full-time equivalents, partially offset by a $2.6 million decrease in revenue from our full-time billable consultants.
The increase in revenue attributable to full-time equivalents primarily reflected the revenue generated by our healthcare coaches in the Huron Healthcare segment, which was the result of our acquisition of Studer Group during the first quarter of 2015, partially offset by a decrease in demand for our discovery services in the Huron Legal segment.
The decrease in full-time billable consultant revenues was driven by a decrease in the average billing rate, partially offset by increases in consultant utilization rate and average number of billable consultants. As discussed below in Segment Results, this decrease in revenue primarily reflected lower revenues from full-time billable consultants in our Huron Healthcare segment, which was primarily related to lower performance-based fees and a decrease in revenue in our performance improvement practice, both compared to the prior year, and decreased demand for our services in our Huron Legal segment, partially offset by strengthened demand for our services in the Huron Education and Life Sciences and Huron Business Advisory segments.
Total Direct Costs
Our total direct costs decreased $10.7 million, or 8.2%, to $120.4 million in the three months ended September 30, 2015, from $131.1 million in the three months ended September 30, 2014. The decrease primarily related to a $17.6 million decrease in bonus expense for our revenue-generating professionals and a $2.1 million decrease in contractor expense. These decreases were partially offset by a $3.6 million increase in intangible asset amortization expense, a $3.2 million increase in salaries and related expenses for our revenue-generating professionals, and a $1.0 million increase in product and event costs. As a percentage of revenues, our total direct costs decreased to 57.4% during the third quarter of 2015 compared to 66.2% during the third quarter of 2014. This decrease primarily reflected the decreases in bonus expense for our revenue-generating professionals and contractor expense, as well as revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, partially offset by increases in intangible asset amortization expense and product and event costs as percentages of revenue.

Total direct costs for the three months ended September 30, 2015 included $3.6 million of share-based compensation expense for our revenue-generating professionals compared to $3.9 million for the same prior year period. Total direct costs for the three months ended September 30, 2015 included $4.8 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations, compared to $1.2 million of amortization expense for the same prior year period. The $3.6 million increase in amortization expense was primarily attributable to $4.0 million of amortization of intangible assets acquired in the Studer Group acquisition, which we completed during the first quarter of 2015, partially offset by an intangible asset that became fully amortized during 2014.
Operating Expenses and Other Operating Gains and Losses
Selling, general and administrative expenses increased $4.4 million, or 11.1%, to $43.6 million in the third quarter of 2015 from $39.3 million in the third quarter of 2014. Selling, general and administrative expenses for the third quarter of 2015 included $6.6 million from Studer Group. The $4.4 million increase was primarily related to a $1.9 million increase in salaries and related expenses for our support personnel, a $0.9 million increase in facilities and other office related expenses, a $0.7 million increase in legal expenses, a $0.5 million increase in recruiting expenses, and a $0.4 million increase in outside professional services fees, partially offset by a $1.3 million decrease in bonus expense for our support personnel. As a percentage of revenues, selling, general and administrative expenses increased to 20.8% during the third quarter of 2015 compared to 19.8% during the third quarter of 2014 primarily due to the items described above.
Depreciation and amortization expense increased by $2.7 million to $9.0 million in the three months ended September 30, 2015, from $6.3 million in the three months ended September 30, 2014. The increase was primarily attributable to $2.1 million of amortization expense for intangible assets acquired in the Studer Group acquisition. Intangible asset amortization included within operating expenses relates to certain customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our business acquisitions.

Operating Income
Operating income increased $15.5 million, or 73.1%, to $36.8 million in the third quarter of 2015 from $21.3 million in the third quarter of 2014. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 17.5% in the three months ended September 30, 2015, compared to 10.7% in the three months ended September 30, 2014. The increase in operating margin was primarily attributable to the decrease in bonus expense for both our revenue-generating professionals and support personnel and the decrease in contractor expense, as well as revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals during the third quarter of 2015 compared to the same period last year. The favorable impact of these items was partially offset by the increases in intangible asset amortization expense, product and event costs, facilities and other office related expenses, and legal expenses, all as percentages of revenues, during the third quarter of 2015 compared to the same prior year period.
Other Expense, Net
Total other expense, net increased by $4.1 million to $6.0 million in the third quarter of 2015 from $1.9 million in the third quarter of 2014. The increase was primarily attributable to a $2.8 million increase in interest expense due to our Convertible Notes issued in September 2014 and interest expense resulting from higher levels of borrowings under our credit facility. For the three months ended September 30, 2015, cash interest expense related to the coupon of the Convertible Notes was $0.8 million and the non-cash interest expense related to the amortization of the debt discount and amortization of debt issuance costs totaled $2.1 million. For the year ending December 31, 2015, we expect interest expense related to the coupon of the Convertible Notes to be $3.1 million and interest expense for the amortization of the debt discount and debt issuance costs related to the Convertible Notes to be $8.3 million.

Income Tax Expense
For the third quarter of 2015, we recognized income tax expense of $11.4 million on income of $30.8 million. For the third quarter of 2014, we recognized income tax expense of $7.1 million on income of $19.3 million. Our effective tax rate for the third quarter of 2015 was 37.1% compared with 36.8% for the same period last year. The effective tax rate for the three months ended September 30, 2015 was in line with the statutory rate, inclusive of state income taxes, with the negative impact of certain non-deductible business expenses and foreign losses with no tax benefit largely offset by certain credits and deductions. The effective tax rate for the three months ended September 30, 2014 was lower than the statutory rate, inclusive of state income taxes, primarily due to the favorable settlement of the IRS audit for years 2009, 2010, and 2011.
Net Income
Net income was $19.4 million for the three months ended September 30, 2015, compared to net income of $12.2 million for the same period last year. As a result of the increase in net income, diluted earnings per share for the third quarter of 2015 was $0.86 compared to $0.53 for the third quarter of 2014.
EBITDA and Adjusted EBITDA
EBITDA increased $21.8 million to $50.6 million for the three months ended September 30, 2015, from $28.8 million for the three months ended September 30, 2014. Adjusted EBITDA increased $22.0 million to $50.9 million in the third quarter of 2015 from $28.9 million in the third quarter of 2014. The increase in both EBITDA and Adjusted EBITDA was primarily due to the increase in segment operating income, as discussed below in Segment Results.
Adjusted Net Income
Adjusted net income increased $11.5 million to $25.7 million in the third quarter of 2015 compared to $14.2 million in the third quarter of 2014. The increase was primarily attributable to the increase in operating income, partially offset by the higher tax expense and the increase in interest expense during the third quarter of 2015 compared to the third quarter of 2014. As a result of the increase in adjusted net income, adjusted diluted earnings per share for the third quarter of 2015 was $1.14 compared to $0.62 for the third quarter of 2014.
Segment Results
Huron Healthcare
Revenues
Huron Healthcare segment revenues increased $14.3 million, or 14.6%, to $112.1 million for the third quarter of 2015 from $97.8 million for the third quarter of 2014. Revenues for the third quarter of 2015 included $22.3 million of incremental revenues from our acquisition of Studer Group. During the three months ended September 30, 2015, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 7.4%, 78.7%, 8.8%, and 5.1% of this segment’s revenues, respectively, compared to 7.9%, 66.9%, 19.6%, and 5.6%, respectively, for the comparable period in 2014.
Of the overall $14.3 million increase in revenues, $21.6 million was attributable to an increase in revenue from our full-time equivalents, partially offset by a $7.3 million decrease in revenue attributable to our full-time billable consultants.
The increase in revenue attributable to our full-time equivalents reflected increases in both the average number of full-time equivalents and revenue per full-time equivalent in the third quarter of 2015 compared to the same prior year period, and is primarily the result of our Studer Group acquisition.
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average billing rate and the average number of full-time billable consultants, partially offset by an increase in consultant utilization rate. This decrease in revenue was primarily related to lower performance-based fees and a decrease in revenue in our performance improvement practice, both compared to the prior year. Performance-based fee revenue was $9.9 million during the third quarter of 2015 compared to $19.0 million during the third quarter of 2014. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Operating Income
Huron Healthcare segment operating income increased $19.9 million, or 71.7%, to $47.6 million for the three months ended September 30, 2015, from $27.7 million for the three months ended September 30, 2014. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 42.5% for the third quarter of 2015 from 28.3% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in bonus expense for our revenue-generating professionals, as well as revenue growth that outpaced an increase in salaries and related expenses for our revenue-generating professionals, and was partially offset by increases, as percentages of revenues, in intangible asset amortization expense related to our Studer Group acquisition, salaries and related expenses for our support personnel, and product and event costs.
Huron Education and Life Sciences
Revenues
Huron Education and Life Sciences segment revenues increased $5.5 million, or 15.1%, to $42.1 million for the third quarter of 2015 from $36.5 million for the third quarter of 2014. For the three months ended September 30, 2015, revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 62.5%, 32.5%, and 5.0% of this segment’s revenues, respectively, compared to 71.3%, 23.9%, and 4.8%, respectively, for the comparable period in 2014.
Of the overall $5.5 million increase in revenues, $4.7 million was attributable to our full-time billable consultants and $0.8 million was attributable to our full-time equivalents. The overall increase in revenues was driven by strong demand across all practices within this segment. The increase in revenue from our full-time billable consultants reflected increases in the average number of full-time billable consultants, consultant utilization rate, and average billing rate. The increase in revenue from our full-time equivalents reflected increases in the average number of full-time equivalents and revenue per full-time equivalent.
Operating Income
Huron Education and Life Sciences segment operating income increased by $1.0 million, or 10.7%, to $10.5 million for the three months ended September 30, 2015, from $9.5 million for the three months ended September 30, 2014. Segment operating margin decreased to 24.9% for the third quarter of 2015 from 25.9% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in bonus expense for our revenue-generating professionals and increased project costs, both as a percentage of revenues, largely offset by a decrease in contractor expense and revenue growth that outpaced an increase in salaries and related expenses for both our revenue-generating professionals and support personnel.

Huron Legal
Revenues
Huron Legal segment revenues decreased $11.7 million, or 25.4%, to $34.4 million for the third quarter of 2015 from $46.1 million for the third quarter of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 95.7%, 3.9%, and 0.4% of this segment’s revenues, respectively, during the three months ended September 30, 2015. During the comparable period in 2014, revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 92.3%, 2.8%, and 4.9% of this segment’s revenues, respectively.
Of the overall $11.7 million decrease in revenues, $8.1 million was attributable to a decrease in revenue generated by our full-time equivalents and $3.6 million was attributable to a decrease in revenue generated by our full-time billable consultants. The decrease in revenue attributable to our full-time equivalents, which was the result of decreased demand for our discovery services as discussed below, reflected decreases in the average number of full-time equivalents and revenue per full-time equivalent. The decrease in full-time billable consultant revenue reflected decreases in the average number of full-time billable consultants, consultant utilization rate, and the average billing rate.
Operating Income
Huron Legal segment operating income decreased $1.4 million, or 12.5%, to $9.6 million for the three months ended September 30, 2015, from $10.9 million for the three months ended September 30, 2014. The Huron Legal segment operating margin increased to 27.8% for the third quarter of 2015 from 23.7% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases, as a percentage of revenue, in bonus expense for both our revenue-generating professionals and support personnel and in salaries and related expenses for our revenue-generating professionals, partially offset by increases, as a percentage of revenue, in contractor expense, salaries and related expenses for our support personnel, and technology expenses during the third quarter of 2015 compared to the same prior year period.
As previously disclosed, Huron Legal revenue and operating income for the fourth quarter of 2014 and first quarter of 2015 were significantly lower than each of the first three quarters of 2014, stemming largely from a more sudden than anticipated downturn in business resulting from client settlements of government investigations related to the credit crisis. To improve the segment's financial performance, the Huron Legal segment leadership team undertook several initiatives to increase sales of their service offerings and reduce expenses. As a result, Huron Legal financial performance for the second and third quarters of 2015 improved compared to the fourth quarter of 2014 and the first quarter of 2015. We believe that the services provided by the Huron Legal segment remain relevant in the marketplace and expect performance to continue to improve during the remainder of 2015. We will perform our annual goodwill impairment analysis as of November 30, 2015; in the event that the segment’s performance does not continue to improve in line with our expectations during the remainder of 2015, we may be required to take an impairment charge as a result of this annual test. For a discussion of our first quarter 2015 interim goodwill impairment test, see “Critical Accounting Policies—Carrying Values of Goodwill and Other Intangible Assets” below.
Huron Business Advisory
Revenues
Huron Business Advisory segment revenues increased $4.1 million, or 24.0%, to $21.2 million for the third quarter of 2015 from $17.1 million for the third quarter of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 81.4%, 15.8%, 2.4%, and 0.4% of this segment’s revenues, respectively, during the third quarter of 2015. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 68.8%, 15.6%, and 15.6% of this segment’s revenues, respectively, during the third quarter of 2014. Performance-based fee revenue was $0.5 million for the third quarter of 2015, of which $0.3 million was generated by Huron Transaction Advisory LLC, our registered broker-dealer established in the first quarter of 2014. Performance-based fee revenue was $2.7 million for the third quarter of 2014, of which $2.5 million was generated by Huron Transaction Advisory LLC. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
The $4.1 million increase in revenues for Huron Business Advisory was primarily attributable to an increase in revenue generated by our full-time billable consultants. The increase in revenue from our full-time billable consultants reflected increases in the average number of full-time billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate. The decrease in the average billing rate was largely the result of our acquisition of Rittman Mead India.

Operating Income
Huron Business Advisory segment operating income increased by $0.8 million, or 19.0%, to $5.2 million for the three months ended September 30, 2015, from $4.4 million for the three months ended September 30, 2014. Segment operating margin decreased to 24.6% for the third quarter of 2015 from 25.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases, as a percentage of revenues, in salaries and related expenses for both our revenue-generating professionals and support personnel, severance expense, and intangible asset amortization expense, partially offset by a decrease in bonus expenses for our revenue-generating professionals.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenues
Revenues increased $3.2 million, or 0.5%, to $621.4 million for the first nine months of 2015 from $618.2 million for the first nine months of 2014. Revenues for the first nine months of 2015 included $68.5 million of incremental revenues from our acquisitions of Studer Group, Vonlay, LLC, Sky Analytics, Inc., Threshold Consulting, Inc., and Rittman Mead India. Revenues for the first half of 2015 were negatively impacted by a $0.8 million charge related to the fair value adjustment of deferred revenue acquired in the Studer Group acquisition. We do not expect to incur any additional charges related to this adjustment as the $0.8 million charge reflects the total fair value adjustment.
Of the overall $3.2 million increase in revenues, $19.3 million was attributable to an increase in revenue generated by our full-time equivalents, partially offset by a $16.1 million decrease in revenue from our full-time billable consultants.
The increase in revenue attributable to full-time equivalents primarily reflected the revenue generated by our healthcare coaches in the Huron Healthcare segment, which was the result of our acquisition of Studer Group during the first quarter of 2015, largely offset by a decrease in demand for our discovery services in the Huron Legal segment.
The decrease in full-time billable consultant revenues was driven by a decrease in the average billing rate, partially offset by increases in the average number of billable consultants and consultant utilization rate. As discussed below in Segment Results, this decrease in revenue primarily reflected lower revenues from full-time billable consultants in our Huron Healthcare segment, which was largely driven by lower performance-based fees, a decrease in revenue in our performance improvement practice, and project timing, all compared to the prior year, and decreased demand for our services in our Huron Legal segment, partially offset by strengthened demand for our services in the Huron Education and Life Sciences and Huron Business Advisory segments.
Total Direct Costs
Our total direct costs decreased $3.1 million, or 0.8%, to $378.4 million in the nine months ended September 30, 2015, from $381.4 million in the nine months ended September 30, 2014. The decrease primarily related to a $19.7 million decrease in bonus expense for our revenue-generating professionals and a $13.1 million decrease in contractor expense, largely offset by a $19.1 million increase in salaries and related expenses for our revenue-generating professionals, an $8.6 million increase in intangible asset amortization expense, and a $2.1 million increase in product and event costs. As a percentage of revenues, our total direct costs decreased to 60.9% during the first nine months of 2015 compared to 61.7% during the first nine months of 2014 due to the items described above.

Total direct costs for the nine months ended September 30, 2015 included $12.6 million of share-based compensation expense for our revenue-generating professionals compared to $11.7 million for the same prior year period. Share-based compensation expense increased as the value of awards granted during the first half of 2015 was greater than the value of prior year awards that became fully vested during 2014 and the first half of 2015. Total direct costs for the nine months ended September 30, 2015 included $12.3 million of amortization expense for intangible assets and software development costs, primarily representing customer-related assets and software acquired in business combinations, compared to $3.6 million of amortization expense for the same prior year period. The $8.7 million increase in amortization expense was primarily attributable to $9.9 million of amortization of intangible assets acquired in the Studer Group acquisition during the first quarter of 2015, partially offset by an intangible asset that became fully amortized during 2014.
Operating Expenses and Other Operating Gains and Losses
Selling, general and administrative expenses increased $12.5 million, or 10.4%, to $132.6 million in the nine months ended September 30, 2015, from $120.1 million in the nine months ended September 30, 2014. Selling, general and administrative expenses for the first nine months of 2015 included $16.8 million from Studer Group. The $12.5 million increase was primarily related to an $8.7 million increase in salaries and related expenses for our support personnel, a $2.5 million increase in facilities and other office related expenses, a $1.1 million increase in legal expenses, a $1.0 million increase in outside professional services expenses, and a

$0.8 million increase in computer equipment and supplies. These increases were partially offset by a $3.7 million decrease in bonus expense for our support personnel. As a percentage of revenues, selling, general and administrative expenses increased to 21.3% during the first nine months of 2015 compared to 19.4% during the first nine months of 2014 primarily due to the items described above. We incurred $2.0 million of transaction and acquisition-related costs during the first nine months of 2015, of which $1.2 million was associated with the Studer Group acquisition.
Restructuring charges for the first nine months of 2015 totaled $2.5 million, which consisted of $2.2 million related to workforce reductions to better align our resources with market demand and $0.3 million related to consolidation of office space. Of the $2.5 million pretax charge, $1.2 million related to our Huron Legal segment, $1.1 million related to our All Other segment as we continue to wind down our public sector consulting practice and our foreign consulting operations based in the Middle East, and $0.2 million related to our corporate operations. During the first nine months of 2014, we incurred a $1.4 million pretax restructuring charge, which primarily consisted of a $1.2 million charge related to the consolidation of office spaces in Chicago, New York, and London. Of the total $1.2 million charge, $0.8 million related to the accrual of our remaining lease obligations at vacated spaces, net of estimated sublease income, and $0.4 million related to accelerated depreciation of assets disposed of as a result of the space consolidation. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014.
Litigation and other losses totaled $0.5 million for the first nine months of 2015 compared to a gain of $0.6 million during the same prior year period. During the second quarter of 2015, we recorded a net litigation accrual of $0.8 million related to a pending legal matter, which is discussed in more detail in Note 13 "Commitments, Contingencies and Guarantees" within the notes to the consolidated financial statements. During the first quarter of 2015, we recorded a remeasurement gain of $0.3 million related to a decrease in the fair value of a contingent consideration liability incurred in connection with a business acquisition. During the first nine months of 2014, we recorded remeasurement gains totaling $0.6 million related to a decrease in the fair value of a contingent consideration liability incurred in connection with another business acquisition.
Depreciation and amortization expense increased by $7.1 million to $25.8 million in the nine months ended September 30, 2015, from $18.6 million in the nine months ended September 30, 2014. The increase was primarily attributable to $5.2 million of amortization expense for intangible assets acquired in the Studer Group acquisition and a $2.0 million increase in depreciation expense primarily related to the depreciation of network and server equipment placed into service during the first nine months of 2015 and fixed assets acquired in the Studer Group acquisition. Intangible asset amortization included within operating expenses relates to certain customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our business acquisitions.
Operating Income
Operating income decreased $15.4 million, or 15.9%, to $81.7 million in the first nine months of 2015 from $97.1 million in the first nine months of 2014. Operating margin decreased to 13.1% in the nine months ended September 30, 2015, compared to 15.7% in the nine months ended September 30, 2014. The decrease in operating margin was primarily attributable to the increases in salaries and related expenses for both our revenue-generating professionals and support personnel during the first nine months of 2015, as well as the increases in intangible asset amortization expense, facilities and other office related expenses, and depreciation expense, all as percentages of revenues, during the first nine months of 2015 compared to the same prior year period. The unfavorable impact of these items was partially offset by the decreases in bonus expense for both our revenue-generating professionals and support personnel and contractor expense during the first nine months of 2015.
Other Expense, Net
Total other expense, net increased by $11.2 million to $15.7 million in the first nine months of 2015 from $4.6 million in the first nine months of 2014. The increase was primarily attributable to a $9.0 million increase in interest expense and a $1.3 million increase in foreign currency transaction losses. The increase in interest expense was due to our Convertible Notes issued in September 2014 and interest expense resulting from higher levels of borrowings under our credit facility. For the nine months ended September 30, 2015, cash interest expense related to the coupon of the Convertible Notes was $2.3 million and the non-cash interest expense related to the amortization of the debt discount and amortization of debt issuance costs totaled $6.2 million. For the year ending December 31, 2015, we expect interest expense related to the coupon of the Convertible Notes to be $3.1 million and interest expense for the amortization of the debt discount and debt issuance costs related to the Convertible Notes to be $8.3 million.
Income Tax Expense
For the nine months ended September 30, 2015, we recognized income tax expense of $26.2 million on income of $65.9 million. For the nine months ended September 30, 2014, we recognized income tax expense of $26.3 million on income of $92.6 million. Our effective tax rate for the first nine months of 2015 was 39.8% compared with 28.4% for the same period last year. The effective tax rate for the nine months ended September 30, 2015 was higher than the statutory rate, inclusive of state income taxes, primarily due to certain non-deductible business expenses and foreign losses with no tax benefit, partially offset by certain credits and deductions. The effective tax rate for the nine months ended September 30, 2014 was lower than the statutory rate, inclusive of state income taxes, primarily due to the impact of a tax election made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit of $11.4 million during the quarter. This recognized benefit was partially offset by $1.2 million in expenses related to the establishment of a valuation allowance for certain foreign tax credits and increased deferred tax liabilities as a result of the aforementioned election.
Net Income
Net income was $39.7 million for the nine months ended September 30, 2015, compared to net income of $66.3 million for the same period last year. The $26.5 million decrease in net income was primarily due to the decrease in operating income and the increase in interest expense, as discussed above. As a result of the decrease in net income, diluted earnings per share for the first nine months of 2015 was $1.76 compared to $2.87 for the first nine months of 2014.
EBITDA and Adjusted EBITDA
EBITDA increased $0.4 million to $119.7 million for the nine months ended September 30, 2015, from $119.4 million for the nine months ended September 30, 2014. Adjusted EBITDA increased $2.6 million to $122.7 million in the first nine months of 2015 from $120.2 million in the first nine months of 2014.
Adjusted Net Income
Adjusted net income decreased $3.6 million to $58.1 million in the first nine months of 2015 compared to $61.7 million in the first nine months of 2014. As a result of the decrease in adjusted net income, adjusted diluted earnings per share for the first nine months of 2015 was $2.57 compared to $2.68 for the first nine months of 2014.
Segment Results
Huron Healthcare
Revenues
Huron Healthcare segment revenues increased $22.3 million, or 7.3%, to $328.6 million for the first nine months of 2015 from $306.3 million for the first nine months of 2014. Revenues for the first nine months of 2015 included $66.7 million of incremental revenues from our acquisitions of Studer Group and Vonlay, LLC. During the nine months ended September 30, 2015, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 7.5%, 75.0%, 12.1%, and 5.4% of this segment’s revenues, respectively, compared to 5.1%, 67.3%, 22.8%, and 4.8%, respectively, for the comparable period in 2014.
Of the overall $22.3 million increase in revenues, $56.2 million was attributable to an increase in revenue from our full-time equivalents, partially offset by a $33.9 million decrease in revenue attributable to our full-time billable consultants.
The increase in revenue attributable to our full-time equivalents reflected increases in both the average number of full-time equivalents and revenue per full-time equivalent in the first nine months of 2015 compared to the same prior year period, and is primarily the result of our Studer Group acquisition.
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average billing rate and consultant utilization rate, partially offset by an increase in the average number of full-time billable consultants. This decrease in revenue was largely driven by lower performance-based fees, a decrease in revenue in our performance improvement practice, and project timing, all compared to the prior year. Performance-based fee revenue was $39.7 million during the first nine months of 2015 compared to $69.9 million during the first nine months of 2014. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.

Operating Income
Huron Healthcare segment operating income increased $4.7 million, or 4.0%, to $122.1 million for the nine months ended September 30, 2015, from $117.4 million for the nine months ended September 30, 2014. The Huron Healthcare segment operating margin decreased to 37.2% for the first nine months of 2015 from 38.3% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases as a percentage of revenues in salaries and related expenses for our revenue-generating professionals, salaries and related expenses and bonus expense for our support personnel, intangible asset amortization expense related to our acquisition of Studer Group, and product and event costs during the first nine months of 2015 compared to the same prior year period. The unfavorable impact of these items was largely offset by a decrease in bonus expense for our revenue-generating professionals during the first nine months of 2015 compared to the same prior year period.
Huron Education and Life Sciences
Revenues
Huron Education and Life Sciences segment revenues increased $17.0 million, or 15.8%, to $124.9 million for the first nine months of 2015 from $107.8 million for the first nine months of 2014. For the nine months ended September 30, 2015, revenues from time-and-expense engagements, fixed-fee engagements, software support and maintenance arrangements, and performance-based arrangements represented 61.7%, 33.3%, 4.6%, and 0.4% of this segment’s revenues, respectively. For the nine months ended September 30, 2014, revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 71.2%, 24.3%, and 4.5% of this segment's revenues, respectively.
Of the overall $17.0 million increase in revenues, $16.5 million was attributable to our full-time billable consultants and $0.5 million was attributable to our full-time equivalents. The overall increase in revenues was driven by strong demand across all practices within this segment. The increase in revenue from our full-time billable consultants reflected increases in the consultant utilization rate, average billing rate, and average number of full-time billable consultants. The increase in revenue from our full-time equivalents reflected an increase in revenue per full-time equivalent, partially offset by a decrease in the average number of full-time equivalents.
Operating Income
Huron Education and Life Sciences segment operating income increased by $7.9 million, or 28.6%, to $35.4 million for the nine months ended September 30, 2015, from $27.5 million for the nine months ended September 30, 2014. The Huron Education and Life Sciences segment operating margin increased to 28.4% for the first nine months of 2015 from 25.5% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for both our revenue-generating professionals and support personnel, as well as decreases in contractor expense and promotion and sponsorship expenses, partially offset by an increase in bonus expense for our revenue-generating professionals and support personnel as a percentage of revenues.
Huron Legal
Revenues
Huron Legal segment revenues decreased $46.9 million, or 30.4%, to $107.5 million for the first nine months of 2015 from $154.4 million for the first nine months of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, and software support and maintenance arrangements represented 96.1%, 3.5%, and 0.4% of this segment’s revenues, respectively, during the nine months ended September 30, 2015. During the comparable period of 2014, revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 95.9%, 2.5%, 1.5%, and 0.1% of this segment’s revenues, respectively.
Of the overall $46.9 million decrease in revenues, $36.8 million was attributable to a decrease in revenue generated by our full-time equivalents and $10.1 million was attributable to a decrease in revenue generated by our full-time billable consultants. The decrease in revenue attributable to our full-time equivalents, which was the result of decreased demand for our discovery services as discussed below, primarily reflected a decrease in the average number of full-time equivalents, as well as a decrease in revenue per full-time equivalent. The decrease in full-time billable consultant revenue reflected decreases in the average number of full-time billable consultants and consultant utilization rate.
Operating Income
Huron Legal segment operating income decreased $15.8 million, or 40.2%, to $23.5 million for the nine months ended September 30, 2015, from $39.2 million for the nine months ended September 30, 2014. The Huron Legal segment operating margin decreased to 21.8% for the first nine months of 2015 from 25.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases, as percentages of revenues, in salaries and related expenses for both our revenue-generating professionals and support personnel, technology expenses, and contractor expense, as well as increases in rent and utilities expenses for our discovery centers and restructuring expenses. The unfavorable impact of these items was partially offset by a decrease in bonus expense for our revenue-generating professionals and support personnel as a percentage of revenues.
As previously disclosed, Huron Legal revenue and operating income for the fourth quarter of 2014 and first quarter of 2015 were significantly lower than each of the first three quarters of 2014, stemming largely from a more sudden than anticipated downturn in business resulting from client settlements of government investigations related to the credit crisis. To improve the segment's financial performance, the Huron Legal segment leadership team undertook several initiatives to increase sales of their service offerings and reduce expenses. As a result, Huron Legal financial performance for the second and third quarters of 2015 improved compared to the fourth quarter of 2014 and the first quarter of 2015. We believe that the services provided by the Huron Legal segment remain relevant in the marketplace and expect performance to continue to improve during the remainder of 2015. We will perform our annual goodwill impairment analysis as of November 30, 2015; in the event that the segment’s performance does not continue to improve in line with our expectations during the remainder of 2015, we may be required to take an impairment charge as a result of this annual test. For a discussion of our first quarter 2015 interim goodwill impairment test, see “Critical Accounting Policies—Carrying Values of Goodwill and Other Intangible Assets” below.
Huron Business Advisory
Revenues
Huron Business Advisory segment revenues increased $12.1 million, or 25.6%, to $59.2 million for the first nine months of 2015 from $47.1 million for the first nine months of 2014. Revenues from time-and-expense engagements, fixed-fee engagements, performance-based arrangements, and software support and maintenance arrangements represented 77.8%, 15.2%, 6.6%, and 0.4% of this segment’s revenues, respectively, during the first nine months of 2015. Revenues from time-and-expense engagements, fixed-fee engagements, and performance-based arrangements represented 78.8%, 14.1%, and 7.1% of this segment’s revenues, respectively, during the first nine months of 2014. Performance-based fee revenue was $3.9 million for the first nine months of 2015, of which $2.0 million was generated by Huron Transaction Advisory LLC, our registered broker-dealer. Performance-based fee revenue was $3.3 million for the first nine months of 2014, of which $2.5 million was generated by Huron Transaction Advisory LLC. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
The $12.1 million increase in revenues was attributable to an increase in revenue generated by our full-time billable consultants. This revenue growth reflected increases in the average number of full-time billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate. The decrease in the average billing rate was largely the result of our acquisition of Rittman Mead India.
Operating Income
Huron Business Advisory segment operating income increased by $1.4 million, or 11.9%, to $13.5 million for the nine months ended September 30, 2015, from $12.1 million for the nine months ended September 30, 2014. The Huron Business Advisory segment operating margin decreased to 22.8% for the first nine months of 2015 from 25.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases, as a percentage of revenues, in salaries and related expenses for both our revenue-generating professionals and support personnel, bonus expense for our support personnel, and practice administration and meetings expenses, partially offset by a decrease in contractor expense and revenue growth that outpaced an increase in bonus expense for our revenue-generating professionals.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $243.4 million, from $256.9 million at December 31, 2014, to $13.5 million at September 30, 2015. As of September 30, 2015, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2015	2014
Net cash provided by operating activities	$83,237	$92,121
Net cash used in investing activities	(368,502)	(81,700)
Net cash provided by financing activities	41,877	157,382
Effect of exchange rate changes on cash	(22)	(21)
Net (decrease) increase in cash and cash equivalents	$(243,410)	$167,782
Operating Activities
Net cash provided by operating activities totaled $83.2 million for the nine months ended September 30, 2015, and $92.1 million for the same period last year.
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
The decrease in cash provided by operations was primarily attributable to an increase in operating expenditures and an increase in the amount paid for annual performance bonuses during the first quarter of 2015 compared to the first quarter of 2014, partially offset by increased cash collections from clients and lower tax payments during the first nine months of 2015.
Investing Activities
Net cash used in investing activities was $368.5 million for the nine months ended September 30, 2015, and $81.7 million for the same period last year.
The use of cash in the first nine months of 2015 primarily consisted of $332.8 million for purchases of businesses and $15.0 million for purchases of property and equipment. Additionally, during the first nine months of 2015, we invested $15.1 million in Shorelight, in the form of zero coupon convertible debt instruments, increasing the total cost basis of our investment to $27.6 million, as described in Note 10 “Fair Value of Financial Instruments” within the notes to the consolidated financial statements.
The use of cash in the first nine months of 2014 primarily consisted of $51.7 million for purchases of businesses, $16.7 million for purchases of property and equipment, and $12.5 million for purchases of Shorelight zero coupon convertible debt instruments.
We estimate that the cash utilized for purchases of property and equipment for full year 2015 will be approximately $20.0 million, primarily consisting of information technology-related equipment and leasehold improvements to support our corporate infrastructure and our document review and processing services.
Financing Activities
Net cash provided by financing activities was $41.9 million for the nine months ended September 30, 2015, and $157.4 million for the same period last year.
During the first nine months of 2015, we borrowed $272.0 million under our credit facility, including $102.0 million for the Studer Group acquisition, made repayments on our credit facility of $214.5 million, and repurchased and retired $13.5 million of our common stock under our October 2014 Share Repurchase Program, as defined below.
During the first nine months of 2014, we issued $250.0 million principal amount of the Convertible Notes, which provided proceeds of $242.7 million, net of issuance costs. In connection with the issuance of the Convertible Notes, we paid $42.1 million for the convertible note hedge transactions and received $23.6 million for the sale of warrants. Borrowings made under our credit facility to fund operations during the first nine months of 2014 totaled $129.0 million, with repayments during the period totaling $147.8 million. During the first nine months of 2014, we repurchased and retired $45.1 million of our common stock under the February 2014 Share Repurchase Program, as defined below.

In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). In October 2015, our board of directors authorized an extension of the October 2014 Share Repurchase Program through October 31, 2016. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. As of September 30, 2015, $36.5 million remains available for share repurchases under the October 2014 Share Repurchase Program.
In February 2014, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through February 28, 2015 (the “February 2014 Share Repurchase Program”). We completed the February 2014 Share Repurchase Program in October 2014.
Financing Arrangements
At September 30, 2015, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding and $201.3 million outstanding under our senior secured credit facility, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.50 to 1.00. At September 30, 2015, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.49 to 1.00 and a Consolidated Interest Coverage Ratio of 18.30 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at September 30, 2015 totaled $201.3 million. These borrowings carried a weighted average interest rate of 2.3%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Existing Credit Agreement at December 31, 2014 were $143.8 million and carried a weighted average interest rate of 2.3%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2015, we had outstanding letters of credit totaling $5.2 million, which are primarily used as security deposits for our office facilities. As of September 30, 2015, the unused borrowing capacity under the revolving credit facility was $293.5 million.
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
As discussed above in “Liquidity and Capital Resources,” on March 31, 2015 we entered into the Amended Credit Agreement consisting of a $500 million five-year senior secured revolving credit facility. The Amended Credit Agreement becomes due and payable in full upon maturity on March 31, 2020. The Amended Credit Agreement provides for, among other things, an extension of the maturity date and a reduction in pricing, and replaced the existing revolving credit and term loan facility with an increased revolving credit facility. Borrowings outstanding under the Amended Credit Agreement at September 30, 2015 totaled $201.3 million. Refer to “Liquidity and Capital Resources” and Note 7 “Financing Arrangements” within the notes to the consolidated financial statements for more information on our outstanding borrowings.
There have been no other material changes in our contractual obligations since December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. Below is an update to our critical accounting policy relating to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first nine months of 2015.
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
To improve the segment's financial performance, the Huron Legal segment leadership team undertook several initiatives to increase sales of their service offerings and reduce expenses. As a result, Huron Legal segment financial performance for the second and third quarters of 2015 improved compared to the fourth quarter of 2014 and the first quarter of 2015. We believe that the services provided by the Huron Legal segment remain relevant in the marketplace and expect performance to continue to improve during the remainder of 2015. We will perform our annual goodwill impairment analysis as of November 30, 2015; in the event that the segment’s performance does not continue to improve in line with our expectations during the remainder of 2015, we may be required to take an impairment charge as a result of this annual test.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 “New Accounting Pronouncements” within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
The value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $218.2 million as of September 30, 2015, which represents the liability component of the $250 million principal balance. The total estimated fair value of our Convertible Notes at September 30, 2015 was $259.0 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended September 30, 2015, which was $103.599 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At September 30, 2015, we had borrowings outstanding under the credit facility totaling $201.3 million that carried a weighted average interest rate of 2.3% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $1.0 million effect on our pretax income including the effect of the interest rate swaps described below.

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
Including the impact of the above swap agreements, the weighted average interest rate on $98.0 million of our variable-rate debt, which equals the notional amount of the swap agreements in effect at September 30, 2015, was 2.7%.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of September 30, 2015, the fair value of the investment was $34.1 million, with a total cost basis of $27.6 million.
From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item is incorporated by reference from Note 13 "Commitments, Contingencies and Guarantees" included in Part I, Item 1 of this Form 10-Q.

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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2015, we reacquired 7,450 shares of common stock with a weighted average fair market value of $73.01 as a result of such tax withholdings.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). In October 2015, our board of directors authorized an extension of the October 2014 Share Repurchase Program through October 31, 2016. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)
July 1, 2015 - July 31, 2015	3,517	$70.19	—	$36,501,715
August 1, 2015 - August 31, 2015	3,074	$76.47	—	$36,501,715
September 1, 2015 - September 30, 2015	859	$72.22	—	$36,501,715
Total	7,450	$73.01	—

(1)
The number of shares repurchased for each period presented represents shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the October 2014 Share Repurchase Program.

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

Huron Consulting Group Inc.
(Registrant)

Date:	October 22, 2015	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer