Form 10-K
period 2015-12-31
Huron Consulting Group Inc.
filed 2016-02-23
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
    (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission file number: 000-50976
HURON CONSULTING GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0666114 (I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,579,300,000.
As of February 16, 2016, 21,554,771 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2015

FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Annual Report on Form 10-K that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” or "outlook" or similar expressions. These forward-looking statements reflect our current expectation about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under Item 1A. "Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.

PART I

ITEM 1.	BUSINESS.

OVERVIEW
Huron is a global professional services firm focused on assisting clients with their most complex business issues by delivering high-value, quality solutions to support their long-term strategic objectives. Huron specializes in serving clients in the healthcare, higher education, life sciences, and commercial sectors as these organizations face significant transformational change and regulatory or economic pressures in dynamic market environments. With its deep industry and technical expertise, Huron provides advisory, consulting, technology, and analytic solutions to deliver sustainable and measurable results.
Since our founding in 2002, we have grown significantly; we have increased the number of full-time employees from 249 in 2002 to 2,671 as of December 31, 2015, through hiring and acquisitions of complementary and strategic businesses. Our recent acquisitions include Studer Group, Rittman Mead India, and Cloud62 in 2015; Threshold Consulting, Vonlay, and The Frankel Group in 2014; and Blue Stone International in 2013.
We have hired experienced professionals, many of whom are recognized as experts in their fields, from such organizations as the four largest public accounting firms, referred to as the Big Four, and other consulting firms. As of December 31, 2015, we had 124 client-serving managing directors. These individuals have an average of 26 years of business experience.
Our headquarters are located in Chicago, Illinois; other domestic and international offices include Atlanta, Georgia; Boston, Massachusetts; Buffalo, New York; Dallas, Texas; Detroit, Michigan; Houston, Texas; Madison, Wisconsin; New York City, New York; Pensacola, Florida; Portland, Oregon; San Francisco, California; Washington, D.C.; Bangalore, India; and Toronto, Canada.
2015 Acquisitions
Studer Group
On February 12, 2015, we completed our acquisition of Studer Holdings, Inc. ("Studer Group"), a premier professional services firm that assists healthcare providers achieve cultural transformation to deliver and sustain improvement in clinical outcomes and financial results. The acquisition leverages the Huron Healthcare segment’s performance improvement and clinical transformation capabilities with Studer Group’s Evidence-Based LeadershipSM framework to provide leadership and cultural transformation expertise for healthcare provider clients. We completed the acquisition in exchange for consideration with a fair value of approximately $325.2 million, consisting of $323.2 million in cash and $2.2 million in Huron common stock, less the receipt of a net working capital adjustment payment of $0.2 million. The results of operations of Studer Group have been included in our consolidated financial statements and the segment operating results of Huron

Healthcare from the date of acquisition. See Note 4 “Acquisitions” within our consolidated financial statements for further information regarding the Studer Group acquisition.
Rittman Mead India
Effective July 1, 2015, we completed our acquisition of Rittman Mead Consulting Private Limited ("Rittman Mead India"), the India affiliate of Rittman Mead Consulting Ltd. Rittman Mead India is a data and analytics consulting firm that specializes in the implementation of enterprise performance management and analytics systems. The results of operations of Rittman Mead India have been included in our consolidated financial statements and the segment operating results of Huron Business Advisory from the date of acquisition.
Cloud62
On October 1, 2015, we completed our acquisition of Cloud62, Inc., a Buffalo, New York-based provider of business consulting services specializing in Salesforce.com implementations and related cloud-based applications. The results of operations of Cloud62 have been included in our consolidated financial statements and the segment operating results of Huron Business Advisory from the date of acquisition.
See Note 4 "Acquisitions" within our consolidated financial statements for further information regarding our recent acquisitions.
2015 Divestiture
Huron Legal
On December 31, 2015, we completed our divestiture of the Huron Legal segment to Consilio, Inc. for net proceeds of $110.1 million. Huron Legal provides eDiscovery services, consulting services and contract management services related to law department management, information governance and compliance, legal discovery, litigation management, and legal analytics to legal departments, law firms and companies in connection with their eDiscovery, law department operations and contract and litigation management needs. All of the operations of our Huron Legal segment have been reclassified as discontinued operations in our consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014, and unless indicated otherwise, the information included within this Annual Report on Form 10-K relates to our continuing operations. See Note 3 “Discontinued Operations” within our consolidated financial statements for further information regarding the Huron Legal divestiture.
OUR SERVICES
We provide professional services through four operating segments: Huron Healthcare, Huron Education and Life Sciences, Huron Business Advisory and All Other. For the year ended December 31, 2015, we derived 64%, 24%, and 12% of our revenues from Huron Healthcare, Huron Education and Life Sciences, and Huron Business Advisory, respectively.
For further financial information on our segment results, see Part II—Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 “Segment Information” within the notes to our consolidated financial statements.
Huron Healthcare
Our Huron Healthcare segment provides strategic advisory, consulting, and technology solutions to national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and physician practices. We deliver solutions to address challenges in the rapidly evolving healthcare environment to improve quality and patient outcomes, increase revenue, reduce expenses, and enhance physician, patient, and employee satisfaction across the healthcare enterprise.
This segment’s primary service lines include:

•
Revenue cycle solutions. Our revenue cycle solutions are designed to optimize performance and deliver sustainable revenue cycle improvement and a predictable revenue stream, while increasing patient, physician, and staff satisfaction. We work with our clients to improve clinical documentation so that it fully and accurately reflects the severity of illness, complexity of care, and resources consumed. Improved physician documentation results in greater coding specificity, improved case mix index, and appropriate reimbursement for utilized resources. Our technology-enabled solutions help clients optimize investments in financial and support systems, and integrate information with work flow to enable high performance organizations.

•
Cost and clinical solutions. Our cost and clinical solutions focus on providing a systematic and comprehensive approach to help clients reduce costs across the enterprise while optimizing clinical performance, improving quality and outcomes, and achieving staff alignment across the continuum of care. We help clients improve clinical and administrative operations across inpatient, perioperative, emergency, and outpatient settings as well as physician practices through strategic advisory, consulting, and technology-enabled services. We help clients establish operational and data-enabled clinical transformation, scale and integration improvements, and operational excellence. By fully aligning goals and incentives, we help clients drive efficiency and quality across the clinical and administrative enterprises to improve quality outcomes, reduce costs, and improve patient and staff satisfaction.

•
Studer Group. Studer Group® works with healthcare organizations primarily in the United States and Canada to build a sustainable culture that promotes accountability and fosters innovation. Through the use of coaching partnerships, software accelerators, and leadership conferences, Studer Group partners with organizations to help them achieve and sustain exceptional improvement in clinical outcomes and financial results.

Huron Education and Life Sciences
Our Huron Education and Life Sciences segment provides management consulting services and technology solutions to the higher education, academic medical center, pharmaceutical and medical device, and research industries. We work with our clients to develop and implement strategic priorities, performance improvement, technology, and research enterprise solutions to help them address challenges relating to financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance.
This segment’s primary service lines include:

•
Higher Education. Our higher education professionals have extensive experience working with colleges and universities on complex strategic, financial, operational, and technology issues. Our strategy and operations solutions assist institutions of higher education align their missions and strategic priorities with their operations to improve quality and reduce costs across the organization. Our strategy and operations solutions include enrollment management, student lifecycle management, financial management, and performance improvement services. To support an institution's technology, data, and analytics strategy, our technology professionals provide services in enterprise systems planning, design and implementation, IT strategy, and governance and research software products and implementation services. Our research solutions, including operational, compliance, and cost reimbursement, assist our clients as they face immense regulatory and cost and reimbursement pressure in their research organizations.

•
Life Sciences. Our Life Sciences practice brings together a highly skilled team of professionals focused on helping companies, from large pharmaceuticals to newly formed biotechs, to drive measurable value and comply with government regulations. We provide clients with integrated solutions across the life sciences value chain in the areas of corporate and financial strategy, compliance and operations, reimbursement and access strategy, commercial segmentation, lifecycle management and R&D and product strategy. We assist companies in complying with government regulations including fair market value analysis, litigation and investigations, and auditing and monitoring. In addition, we advise companies on commercial contracting strategies, government pricing and transparency reporting, data strategy and analytics, and overall business process improvement.

Huron Business Advisory
Our Huron Business Advisory segment provides services to the C-suite of middle market and large organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, and to creditors, owners, and other key constituents.
This segment’s primary service lines include:

•
Business Advisory. Our Business Advisory practice resolves complex business issues and enhances client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. We improve operations or capital structures for businesses performing at less than optimal levels, assess the short-term and long-term prospects of potential acquisition and divestiture opportunities, and provide independent valuation and consulting services to assist clients in making informed decisions for transaction, tax, or litigation purposes. Securities transactions are provided by our registered broker-dealer Huron Transaction Advisory LLC, a member of FINRA.

•
Enterprise Performance Management and Analytics. Our Enterprise Performance Management and Analytics professionals deliver solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client experience. With expertise in full-service enterprise performance management (EPM), business analytics, customer relationship management (CRM), and big data professional services, Huron's global presence and remote delivery capabilities help clients drive results and gain a competitive advantage. Our comprehensive offerings include organizational improvements and technology consulting, leveraging both cloud and on-premise configurations. Huron is a Platinum level member of the Oracle PartnerNetwork (OPN) and a Silver level partner of the Salesforce.com partner network.

All Other
Our All Other segment consists of any line of business not managed by our other three operating segments. These businesses include our public sector consulting practice and our foreign consulting operations based in the Middle East, both of which we wound down in 2015.

OUR CLIENTS AND INDUSTRIES
We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, and governmental entities. We have worked with more than 450 health systems, hospitals, and academic medical centers and more than 400 universities and research institutions. In 2015, we served over 800 clients, including over 200 new clients. Our top ten clients represented approximately 29.9%, 31.5%, and 36.7% of our revenues in the years ended December 31, 2015, 2014, and 2013, respectively, with no single client accounting for more than 10% of our revenues during those years.
Our clients are in a broad array of industries, including healthcare, education, professional services, pharmaceutical, technology, transportation services, telecommunications, financial services, electronics, consumer products, governmental, retail, mining, oil and gas, energy and utilities, and industrial manufacturing.

EMPLOYEES
Our success depends on our ability to attract, retain, and develop highly talented professionals by creating a work environment where both employees and teams thrive and individuals are rewarded not only for their own contributions but also for the success of our organization as a whole. To accomplish these goals and recognize high performance, we have developed comprehensive employee programs incorporating training and development opportunities, competitive compensation, performance management, benefits and wellness, as well as corporate social responsibility, facilitated through our Huron Helping Hands program and the diversity and inclusion council.
Our employee population is divided into two groups; client-serving and service and support. As of December 31, 2015, we had 2,671 full-time employees, including 124 client-serving managing directors. Our client-serving employees serve our clients as critical business advisors in support of transforming their business. Our managing directors are the key drivers of our business. They work externally to serve clients as advisors and engagement team leaders, originate revenue by developing new and existing client relationships, and enhance our reputation. Internally they create our intellectual capital and develop our people. Our senior directors, directors, and managers manage day-to-day client relationships and oversee the delivery and quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses, and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. Our service and support employees include our senior management team as well as professionals who provide sales support, methodology creation, software development, and corporate functions consisting of our facilities, finance and accounting, human resources, information technology, legal, and marketing teams. These employees provide strategic direction and support that enables the success of our client-serving employees. At December 31, 2015, this population contained 18 managing directors, executives, and corporate vice presidents.
In addition to our full-time employees, we engage contractors who supplement our full-time client-serving employees on an as-needed basis by providing highly unique skill sets that are not required to be staffed on a full-time basis.
Supporting our employees’ career progression is critical to our retention success. We provide this support through established training and development programs. We provide structured orientation and training programs for new campus hires and experienced employees to enable a more effective assimilation into the Company. “Milestone” programs are development programs offered to recently promoted employees to support their transition to a new role with greater responsibility. In addition to these milestone programs, we offer a variety of leadership development programs for those we deem capable of taking on broader roles in the organization at the senior director and managing director level. We also provide a variety of continuing education opportunities to all our employees, including formal classroom environments, on-line courses, and webinars to further develop employees’ technical knowledge and ability to work cooperatively and coach others. We encourage our employees to enhance their professional skills through outside courses that certify their technical skills and to pursue certain advanced degrees. Employees are assigned internal performance coaches to help them establish expectations that are reviewed quarterly, including identifying opportunities for professional development, formal training, and technical skill certifications.
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
Managing directors’ individual compensation levels, including base salary and target incentive awards, are set to align with the value of their expected contributions to the organization. As the key drivers of the organization’s success, their compensation is designed to include equity awards as a core component. The use of equity is intended to encourage retention, align the interests of our managing directors with shareholders, and help managing directors build wealth over their career at Huron through annual grants as well as stock price appreciation.
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
Our corporate social responsibility efforts are designed to support an individual’s charitable interests while also providing a venue for our employees to come together to make an impact in the communities in which we live and work. In addition, the diversity and inclusion council supports the needs of our growing employee population through employee resource groups and corporate-wide educational efforts to ensure we are fostering a welcoming and nurturing environment for all employees.

BUSINESS DEVELOPMENT AND MARKETING
Our business development and marketing activities are aimed at cultivating relationships, driving demand, generating leads and building a strong brand reputation with hospital, health system, and university administrators, and the offices of the C-suite of middle market and large corporate organizations. We believe that excellent service delivery to clients is critical to building and maintaining relationships and our brand reputation, and we emphasize the importance of client service to all of our employees.
Currently, we generate most of our new business opportunities through relationships that our managing directors have with individuals working in hospitals and health systems, academic institutions, and corporations. We also view cross-selling as a key component in building our business. Often, the client relationship of a managing director in one area leads to opportunities in another area. All of our managing directors understand their role in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities, and frequently receive referrals and repeat business from past and current clients. In addition, to complement the business development efforts of our managing directors, we have dedicated business development professionals who are focused exclusively on developing client relationships and generating new business.

COMPETITION
The consulting services industry is extremely competitive, highly fragmented, and subject to rapid change. The industry includes a large number of participants with a variety of skills and industry expertise, including other strategy, business operations, technology, and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms, and the internal professional resources of organizations. We compete with a large number of service and technology providers in all of our segments. Our competitors often vary, depending on the particular practice area. We expect to continue to face competition from new entrants.
We believe the principal competitive factors in our market include reputation, the ability to attract and retain top talent, and the capacity to manage engagements effectively to drive high value to clients. There is also competition on price, although to a lesser extent due to the criticality of the issues that many of our services address. Our competitors may have a greater geographic footprint, a broader international presence, and more resources than we do, but we believe that our industry experience and reputation, ability to deliver meaningful client results, and balanced portfolio of services enable us to compete favorably in the consulting marketplace.

AVAILABLE INFORMATION
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website, www.huronconsultinggroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS.
The following discussion of risk factors may be important to understanding the statements in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Part II—Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in this Annual Report on Form 10-K. Discussions about the important operational risks that our business encounters can be found in Part II—Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire, or successfully integrate new employees and acquired businesses without substantial expense, delay, or other operational or financial obstacles. From time to time, we will evaluate the total mix of services we provide and we may conclude that businesses may not achieve the results we previously expected. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational, and other benefits we anticipate from any hiring or acquisition, as well as any disposition, including those we have completed so far. New acquisitions could also negatively impact existing practices and cause current employees to depart. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:

•	the diversion of management’s time, attention, and resources from managing and marketing our Company;

•	the failure to retain key acquired personnel or existing personnel who may view the acquisition unfavorably;

•	the potential loss of clients of acquired businesses;

•	the need to compensate new employees while they wait for their restrictive covenants with other institutions to expire;

•	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

•	increased costs to improve, coordinate, or integrate managerial, operational, financial, and administrative systems;

•	the potential assumption of liabilities of an acquired business;

•	the inability to attain the expected synergies with an acquired business;

•	the usage of earn-outs based on the future performance of our business acquisitions may deter the acquired company from fully integrating into our existing business;

•	the perception of inequalities if different groups of employees are eligible for different benefits and incentives or are subject to different policies and programs; and

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
Also, selling practices and shutting down operations present similar challenges in a service business. Dispositions not only require management’s time, but they can impair existing relationships with clients or otherwise affect client satisfaction, particularly in situations where the divestiture eliminates only part of the complement of consulting services provided to a client. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against, liabilities related to a business sold. For example, in connection with the sale of our Huron Legal segment to Consilio, Inc., which was completed on December 31, 2015, we have contractually agreed to indemnify the buyer against certain liabilities. If we fail to successfully address these risks, our ability to compete may be impaired and our results of operations may be adversely affected.
Changes in capital markets, legal or regulatory requirements, and general economic or other factors beyond our control could reduce demand for our services, in which case our revenues and profitability could decline.
A number of factors outside of our control affect demand for our services. These include:

•	fluctuations in U.S. and global economies;

•	the U.S. or global financial markets and the availability, costs, and terms of credit;

•	changes in laws and regulations; and

•	other economic factors and general business conditions.
We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets, regulatory and business environment could have on our operations.
If we are unable to manage fluctuations in our business successfully, we may not be able to sustain profitability.
We have grown significantly since we commenced operations and have increased the number of our full-time professionals from 249 in 2002 to 2,671 as of December 31, 2015. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures, and controls and will continue to do so in the near future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which could increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

Although we have generated positive earnings since we became a public company, we may not sustain profitability in the future. Additionally, the nature of our services and the general economic environment make it difficult to predict our future operating results. To sustain profitability, we must:

•	attract, integrate, retain, and motivate highly qualified professionals;

•	achieve and maintain adequate utilization and suitable billing rates for our revenue-generating professionals;

•	expand our existing relationships with our clients and identify new clients in need of our services;

•	successfully resell engagements and secure new engagements every year;

•	maintain and enhance our brand recognition; and

•	adapt quickly to meet changes in our markets, our business mix, the economic environment, the credit markets, and competitive developments.
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
Certain of our contracts provide that some portion or all of our fees are at risk if our services do not result in the achievement of certain performance targets. To the extent that any revenue is contingent upon the achievement of a performance target, we only recognize revenue upon client confirmation that the performance targets have been achieved. If a client fails to provide such confirmation in a timely manner, our ability to recognize revenue will be delayed.
Fee discounts, pressure to not increase or even decrease our rates and less advantageous contract terms, could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations.
Other fluctuations in our quarterly results of operations may be due to a number of other factors, some of which are not within our control, including:

•	the timing and volume of client invoices processed and payments received, which may affect the fees payable to us under certain of our engagements;

•	client decisions regarding renewal or termination of their contracts;

•	the amount and timing of costs related to the development or acquisition of technologies or businesses; and

•	unforeseen legal expenses, including litigation and other settlement gains or losses.
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
We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually-defined goals. The achievement of these contractually-defined goals may be subject to acknowledgment by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. The percentage of our revenues derived from performance-based fees for the years ended December 31, 2015, 2014, and 2013, was 8.7%, 17.2%, and 19.6%, respectively. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.
When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2015, 2014, and 2013, fixed-fee engagements represented 58.0%, 50.3%, and 48.5% of our revenues, respectively.

Our business is becoming increasingly dependent on information technology and will require additional investments in order to grow and meet the demands of our clients.
We depend on the use of sophisticated technologies and systems. Some of our practices provide services that are increasingly dependent on the use of software applications and systems that we do not own and could become unavailable. Moreover, our technology platforms will require continuing investments by us in order to expand existing service offerings and develop complementary services. A portion of our business, in which we provide implementation and consulting services for third-party software technology, has grown over the last few years. If third-party software technology that is important to our business does not continue to be available or utilized within the marketplace, certain services that we provide to clients may no longer be relevant in the marketplace, which may harm our financial condition and operating results. Our future success depends on our ability to adapt our services and infrastructure while continuing to improve the performance, features, and reliability of our services in response to the evolving demands of the marketplace.
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
In providing services to clients, we may manage, utilize, and store sensitive or confidential client or employee data, including personal data and protected health information. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information, including the Health Insurance Portability and Accountability Act (HIPAA), and international laws such as the European Union Directive on Data Protection. In addition, many states, U.S. federal governmental authorities and non-U.S. jurisdictions have adopted, proposed or are considering adopting or proposing, additional data security and/or data privacy statutes or regulations. Continued governmental focus on data security and privacy may lead to additional legislative and regulatory action, which could increase the complexity of doing business. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data security and privacy laws and regulations may increase our costs of doing business and negatively impact our results of operations.
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
We operate both domestically and internationally, including in Canada, Europe, Asia, and the Middle East. Although historically our international operations have been limited, we intend to continue to expand internationally. Such expansion may result in additional risks that are not present domestically and which could adversely affect our business or our results of operations, including:

•	compliance with additional U.S. regulations and those of other nations applicable to international operations;

•	cultural and language differences;

•	employment laws and rules and related social and cultural factors;

•	losses related to start-up costs, lack of revenue, higher costs due to low utilization, and delays in purchase decisions by prospective clients;

•	currency fluctuations between the U.S. dollar and foreign currencies, which are harder to predict in the current adverse global economic climate;

•	restrictions on the repatriation of earnings;

•	potentially adverse tax consequences and limitations on our ability to utilize losses generated in our foreign operations;

•	different regulatory requirements and other barriers to conducting business;

•	different or less stable political and economic environments;

•	greater personal security risks for employees traveling to or located in unstable locations; and

•	civil disturbances or other catastrophic events.

Further, conducting business abroad subjects us to increased regulatory compliance and oversight. For example, in connection with our international operations, we are subject to laws prohibiting certain payments to governmental officials, such as the Foreign Corrupt Practices Act. A failure to comply with applicable regulations could result in regulatory enforcement actions as well as substantial civil and criminal penalties assessed against us and our employees.
Our obligations under the Amended Credit Agreement are secured by a pledge of certain of the equity interests in our subsidiaries and a lien on substantially all of our assets and those of our subsidiary grantors. If we default on these obligations, our lenders may foreclose on our assets, including our pledged equity interest in our subsidiaries.
On March 31, 2015, we entered into a second amended and restated security agreement with Bank of America (the “Security Agreement”) and a second amended and restated pledge agreement (the “Pledge Agreement”) in connection with our entry into the Second Amended and Restated Credit Agreement, dated as of March 31, 2015 (as amended and restated, the “Amended Credit Agreement”). Pursuant to the Security Agreement and to secure our obligations under the Amended Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. Pursuant to the Pledge Agreement, we granted our lenders 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in certain of our foreign subsidiaries. If we default on our obligations under the Amended Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Pledge Agreement and their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, the covenants contained in the Amended Credit Agreement impose restrictions on our ability to engage in certain activities, such as the incurrence of additional indebtedness, certain investments, certain acquisitions and dispositions, and the payment of dividends.
Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable-rate debt, and adversely affect our financial results.
At December 31, 2015, we had outstanding indebtedness totaling $312.0 million, including $250 million principal amount of our 1.25% convertible senior notes. Our ability to make scheduled payments of the principal of, to pay interest on, make payments upon conversion, or to refinance our indebtedness, depends on our future performance. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our current indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.
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
There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of healthcare organizations, such as reimbursement policies for healthcare expenses, federal and state budgetary considerations, consolidation in the healthcare industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications of our products and services (which would require additional time and investment) or we could suffer reductions in demand for our products and services as a result of changes in regulations affecting the healthcare industry, such as changes in the way that healthcare organizations are paid for their services (e.g., based on patient outcomes instead of services provided).
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
A significant portion of our revenues is derived from a limited number of clients, and our engagement agreements, including those related to our largest clients, can be terminated by our clients with little or no notice and without penalty, which may cause our operating results to be unpredictable and may result in unexpected declines in our utilization and revenues.
As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our ten largest clients accounted for approximately 29.9%, 31.5%, and 36.7% of our revenues for the years ended December 31, 2015, 2014, and 2013, respectively. No single client accounted for more than 10% of our revenues in 2015, 2014, or 2013. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts; the volume of work performed for any particular client is likely to vary from year to year, and a major client in one fiscal period may not require or may decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

In addition, almost all of our engagement agreements can be terminated by our clients with little or no notice and without penalty. In client engagements that involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. For clients in bankruptcy, a bankruptcy court could elect not to retain our interim management consultants, terminate our retention, require us to reduce our fees for the duration of an engagement, or elect not to approve claims against fees earned by us prior to or after the bankruptcy filing.
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
The consulting services industry in which we operate includes a large number of participants and is intensely competitive. We face competition from other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, regional and specialty consulting firms, and the internal professional resources of organizations. In addition, because there are relatively low barriers to entry, we expect to continue to face additional competition from new entrants into the business operations and financial consulting industries. Competition in several of the sectors in which we operate is particularly intense as many of our competitors are seeking to expand their market share in these sectors. Many of our competitors have a greater national and international presence, as well as have a significantly greater number of personnel, financial, technical, and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Some of our competitors may also have lower overhead and other costs and, therefore, may be able to more effectively compete through lower cost service offerings. Our ability to compete also depends in part on the ability of our competitors to hire, retain, and motivate skilled professionals, the price at which others offer comparable services, the ability of our competitors to offer new and valuable products and services to clients, and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.
Conflicts of interest could preclude us from accepting engagements thereby causing decreased utilization and revenues.
We provide services in connection with bankruptcy and other proceedings that usually involve sensitive client information and frequently are adversarial. In connection with bankruptcy proceedings, we are required by law to be "disinterested" and may not be able to provide multiple services to a particular client. In addition, our engagement agreement with a client or other business reasons may preclude us from accepting engagements from time to time with our clients’ competitors or adversaries. As we adjust the size of our operations and the complement of consulting services, the number of conflict situations may continue to increase. Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new engagements as a result of conflicts of interest. If we are unable to accept new engagements for any reason, our consultants may become underutilized, which would adversely affect our revenues and results of operations in future periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
As of December 31, 2015, our principal executive offices in Chicago, Illinois, consisted of approximately 140,000 square feet of office space, under a lease expiring September 2024. We have one five-year renewal option that will allow us to continue to occupy this office space until September 2029. This facility accommodates our executive team and corporate departments, as well as professionals in each of our practices. Additionally, we occupy leased facilities for our other domestic and international offices, including those located in the following cities: Atlanta, Georgia; Boston, Massachusetts; Buffalo, New York; Dallas, Texas; Detroit, Michigan; Houston, Texas; Madison, Wisconsin; New York City, New York; Pensacola, Florida; Portland, Oregon; San Francisco, California; Washington, D.C.; Bangalore, India; and Toronto, Canada. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.	LEGAL PROCEEDINGS.
Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)
On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi Court of First Instance. The lawsuit alleged that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants alleged they were entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response stated that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. On December 17, 2013, the Abu Dhabi court ruled in Huron’s favor on all claims and held that Huron permissibly terminated the contract with Tamalluk and Huron did not owe Tamalluk any compensation related to Tamalluk’s claims. In addition, the court terminated the Local Sponsorship Agreement as requested by Huron in its counterclaim. Tamalluk appealed the decision, and on March 18, 2014, the appellate court upheld the decision in Huron’s favor. Tamalluk filed an appeal on May 18, 2014 to the Court of Cassation, which is the highest court in Abu Dhabi. On October 21, 2014, the Court of Cassation referred the case back to the appellate court for consideration of Claimants’ allegations relating to damage to reputation and defamation, which the appellate court had not previously addressed. The Court of Cassation ruled in Huron’s favor on the other claims and on Huron’s counterclaim. On October 13, 2015, the appellate court ruled in Huron's favor and denied Tamalluk's claims for damage to reputation and defamation. Tamalluk did not appeal to the Court of Cassation in the time period prescribed by law, and therefore the litigation is concluded.
Physiotherapy Associates
In 2011, Huron was engaged to design and implement new processes, software, tools, and techniques to assist Physiotherapy Associates, Inc. (“PA”) in reducing older accounts receivable levels and optimizing cash flow. The engagement agreement specifically provided that Huron will not be auditing financial statements and that Huron’s services are not designed, and should not be relied on, to disclose weaknesses in internal controls, financial statement errors, irregularities, illegal acts, or disclosure deficiencies.
In November 2013, Physiotherapy Holdings, Inc., and certain subsidiaries and affiliates (including PA) filed a voluntary petition for bankruptcy pursuant to Chapter 11 of the Bankruptcy Code, which resulted in part from claims related to an alleged overstatement of PA’s revenues and profitability in connection with the sale of PA in 2012. The Joint Prepackaged Plan of Reorganization (the “Plan”), which was confirmed by the Bankruptcy Court in December 2013, established and funded a Litigation Trust to pursue certain claims on behalf of certain beneficiaries. The Plan disclosed a lengthy list of potential defendants and witnesses regarding these claims, including but not limited to the debtors’ officers, directors, certain employees, former owners, investment bankers, auditors, and various consultants. This list of potential defendants and witnesses included Huron, as well as three of Huron’s current or former employees.
The Plan suggested that Huron, among others, was involved in “actively marketing PA” for sale and provided opinions to unnamed parties “defending the quality of PA’s earnings.” While we believe that we have meritorious defenses, to avoid the time and expense of protracted litigation, in September 2015 we reached an agreement with the Litigation Trust to settle the matter for $3.6 million. As a result, in the third quarter of 2015 we increased our accrued liability from $1.3 million to $3.6 million, and increased our insurance receivable from $0.5 million to $2.8 million. The settlement agreement has been finalized and approved by the Bankruptcy Court.
Other Litigation
During the fourth quarter of 2015, we settled two lawsuits brought by Huron, resulting in a gain of $10.0 million being recorded. We collected the $10.0 million in January 2016.
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

	High	Low
2014
First Quarter	$70.41	$59.27
Second Quarter	$72.07	$57.18
Third Quarter	$72.66	$59.67
Fourth Quarter	$72.80	$59.54
2015
First Quarter	$78.89	$62.29
Second Quarter	$71.92	$58.13
Third Quarter	$78.13	$61.37
Fourth Quarter	$65.03	$43.35
Holders
As of February 16, 2016, there were 758 registered holders of record of Huron’s common stock. A number of the Company’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.
Dividends
We have not declared or paid dividends on our common stock since we became a public company. Our board of directors re-evaluates this policy periodically. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, terms of our financing arrangements, and such other factors as the board of directors deems relevant. In addition, the amount of dividends we may pay is subject to the restricted payment provisions of our senior secured credit facility. See the Liquidity and Capital Resources section under Part II—Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on the restricted payment provisions of our senior secured credit facility.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item appears under Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included elsewhere in this Annual Report on Form 10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 12, 2015, as partial consideration for our acquisition of Studer Group, we issued 28,486 shares of the Company’s common stock, par value $0.01 per share, with an aggregate value of $2.2 million. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan (as amended and restated), and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan on a prospective basis, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2015, we reacquired 33,297 shares of common stock with a weighted average fair market value of $58.87 as a result of such tax withholdings.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). In October

2015, our board of directors authorized an extension of the October 2014 Share Repurchase Program through October 31, 2016, and in December 2015, our board of directors authorized an increase to the October 2014 Share Repurchase Program to $125 million. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1, 2015 – October 31, 2015	75	$62.53	—	$36,501,715
November 1, 2015 – November 30, 2015	—	$—	—	$36,501,715
December 1, 2015 – December 31, 2015	399,823	$57.62	366,601	$90,408,840
Total	399,898	$57.62	366,601

(1)
The number of shares purchased includes 75 shares in October 2015 and 33,222 shares in December 2015 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the October 2014 Share Repurchase Program.

(2)	As of the end of the period.

ITEM 6.	SELECTED FINANCIAL DATA.
We have derived the following selected consolidated financial data as of and for the years ended December 31, 2011 through 2015 from our consolidated financial statements. The following data reflects the business acquisitions that we have completed through December 31, 2015. The results of operations for acquired businesses have been included in our results of operations since the date of their acquisitions. The following data also reflects the classification of discontinued operations as of December 31, 2015. Amounts previously reported on our Consolidated Statements of Operations and Consolidated Balance Sheets for the years 2011 through 2014 have been reclassified to adhere to the discontinued operations presentation. See Note 3 "Discontinued Operations" within the notes to our consolidated financial statements for additional information on our discontinued operations. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues and reimbursable expenses:
Revenues	$699,010	$627,686	$538,128	$441,043	$433,959
Reimbursable expenses	70,013	73,847	64,623	52,354	48,959
Total revenues and reimbursable expenses	769,023	701,533	602,751	493,397	482,918
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	401,915	384,277	323,398	261,092	259,284
Amortization of intangible assets and software development costs	16,788	4,590	2,660	3,635	5,349
Reimbursable expenses	69,932	73,855	64,665	52,360	49,070
Total direct costs and reimbursable expenses	488,635	462,722	390,723	317,087	313,703
Operating expenses and other operating gains:
Selling, general and administrative expenses	157,902	132,799	116,976	107,616	105,642
Restructuring charges	3,329	2,811	305	3,047	3,798
Restatement related expenses	—	—	—	1,785	4,579
Litigation and other (gains) losses	(9,476)	(590)	(5,875)	1,150	1,096
Depreciation and amortization (1)	25,135	15,451	10,723	10,650	13,019
Goodwill impairment charges	—	—	—	13,083	21,973
Total operating expenses and other operating gains	176,890	150,471	122,129	137,331	150,107
Operating income	103,498	88,340	89,899	38,979	19,108
Other income (expense), net:
Interest expense, net of interest income	(18,136)	(8,679)	(6,475)	(8,142)	(12,092)
Other income (expense), net	(1,797)	400	353	425	(323)
Total other expense, net	(19,933)	(8,279)	(6,122)	(7,717)	(12,415)
Income from continuing operations before income tax expense	83,565	80,061	83,777	31,262	6,693
Income tax expense	21,670	33,059	32,200	14,211	6,015
Net income from continuing operations	61,895	47,002	51,577	17,051	678
Income (loss) from discontinued operations, net of tax	(2,843)	32,049	14,856	19,377	19,841
Net income	$59,052	$79,051	$66,433	$36,428	$20,519

Consolidated Statements of Operations Data (in thousands, except per share data):	Year Ended December 31,
	2015	2014	2013	2012	2011
Net earnings per basic share:
Net income from continuing operations	$2.80	$2.10	$2.31	$0.78	$0.03
Income (loss) from discontinued operations, net of tax	(0.13)	1.42	0.67	0.88	0.93
Net income	$2.67	$3.52	$2.98	$1.66	$0.96
Net earnings per diluted share:
Net income from continuing operations	$2.74	$2.05	$2.26	$0.77	$0.03
Income (loss) from discontinued operations, net of tax	(0.13)	1.40	$0.66	$0.86	$0.92
Net income	$2.61	$3.45	$2.92	$1.63	$0.95
Weighted average shares used in calculating net earnings per share:
Basic	22,136	22,431	22,322	21,905	21,324
Diluted	22,600	22,925	22,777	22,285	21,676

Consolidated Balance Sheet Data (in thousands):	As of December 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$58,437	$256,872	$58,131	$25,162	$5,080
Working capital	$98,168	$309,783	$99,130	$83,647	$41,822
Total assets	$1,164,160	$1,155,914	$885,600	$787,900	$786,644
Long-term debt (2)	$311,993	$327,852	$143,798	$192,500	$193,500
Total stockholders’ equity (3)	$652,325	$600,634	$530,264	$445,321	$396,789

(1)
Intangible assets amortization relating to customer contracts, certain client relationships, and software and amortization of software development costs are presented as a component of total direct costs. Depreciation and intangible assets amortization not classified as direct costs are presented as a component of operating expenses.

(2)	Consists of bank borrowings, convertible senior notes, and capital lease obligations, net of current portions.

(3)
We have not declared or paid dividends on our common stock in the periods presented above. See Item 5. "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations together with the information under Part II—Item 6. "Selected Financial Data,” and our historical audited Consolidated Financial Statements and related notes appearing under Part II—Item 8. "Financial Statements and Supplementary Data.” The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and involves numerous risks and uncertainties, including, without limitation, those described under Part I—Item 1A. "Risk Factors” and “Forward-Looking Statements” of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW
We are a global professional services firm focused on assisting clients with their most complex business issues by delivering high-value, quality solutions to support their long-term strategic objectives. Huron specializes in serving clients in the healthcare, higher education, life sciences, and commercial sectors as these organizations face significant transformational change and regulatory or economic pressures in dynamic market environments. With its deep industry and technical expertise, Huron provides advisory, consulting, technology, and analytic solutions to deliver sustainable and measurable results.
We provide our services and manage our business under four operating segments: Huron Healthcare, Huron Education and Life Sciences, Huron Business Advisory, and All Other. See Part I—Item 1. "Business—Overview—Our Services” and Note 18 “Segment Information” within the notes to our consolidated financial statements for a detailed discussion of our four segments.
On December 31, 2015, we completed our divestiture of the Huron Legal segment. See Note 3 "Discontinued Operations" under Part II—Item 8. "Financial Statements and Supplementary Data" for information on our discontinued operations.

How We Generate Revenues
A large portion of our revenues is generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, many of whom work variable schedules as needed by our clients. Full-time equivalent professionals include specialized finance and operational consultants, our cultural transformation consultants from our Studer Group solution, which include coaches and their support staff, and our employees who provide software support and maintenance services to our clients. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.
Revenues generated by our full-time consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our other professionals, or full-time equivalents, are largely dependent on the number of consultants we employ, their hours worked, and billing rates charged. Revenues generated by our coaches are largely dependent on the number of coaches we employ and the total value, scope, and terms of the consulting contracts under which they provide services, which are primarily fixed-fee contracts.
We generate the majority of our revenues from providing professional services under four types of billing arrangements: fixed-fee (including software license revenue), time-and-expense, performance-based, and software support and maintenance and subscriptions.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Studer Group solution are fixed-fee partner contracts with multiple deliverables, which primarily consist of coaching services, as well as seminars, materials and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts are recognized at the time the service is provided.
Fixed-fee arrangements also include software licenses for our revenue cycle management software and research administration and compliance software. Licenses for our revenue cycle management software are sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract. License revenue from our research administration and compliance software is generally recognized in the month in which the software is delivered.
Fixed-fee engagements represented 58.0%, 50.3% and 48.5% of our revenues for the years ended December 31, 2015, 2014, and 2013, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publication orders purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 28.7%, 28.3%, and 27.7% of our revenues in 2015, 2014, and 2013, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 8.7%, 17.2%, and 19.6% of our revenues in 2015, 2014, and 2013, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support and maintenance and subscription-based revenues are recognized ratably over the support or subscription period, which ranges from one to three years. These fees are billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription-based revenues represented 4.6%, 4.2%, and 4.2% of our revenues in 2015, 2014, and 2013, respectively.
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
Total direct costs
Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include salaries, performance bonuses, payroll taxes, and benefits for revenue-generating professionals, as well as technology costs and fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and performance-based share awards granted to our revenue-generating professionals. Compensation expense for restricted stock awards and performance-based share awards is recognized ratably using either the graded vesting attribution method or the straight-line attribution method, as appropriate, over the requisite service period, which is generally three to four years. As a result of the granting of restricted stock awards, performance-based share awards, and anticipated future awards, share-based compensation expense may increase in the future. Total direct costs also include amortization of intangible assets primarily relating to customer contracts, certain customer relationships, and technology and software, as well as internally developed software costs.
Operating expenses and other operating gains
Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes, benefits, and share-based compensation for our support personnel. As a result of the granting of restricted stock awards and performance-based share awards and anticipated future awards, share-based compensation expense may increase in the future. Also included in this category are sales and marketing related expenses, rent and other office related expenses, professional fees, recruiting and training expenses, restructuring charges, and litigation and other gains and losses. Other operating expenses include depreciation and certain amortization expenses not included in total direct costs.
Segment results
Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate office support costs, certain office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology, and Company-wide business development functions, as well as costs related to overall corporate management.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data. The results of operations for acquired businesses have been included in our results of operations since the date of their respective acquisition. All of the results of operations for the Huron Legal segment have been reclassified as discontinued operations for the periods presented. See Note 3 "Discontinued Operations" within the notes to our consolidated financial statements for additional information on the Huron Legal divestiture.

	Year Ended December 31,
	2015	2014	2013
Segment and Consolidated Operating Results (in thousands):
Huron Healthcare:
Revenues	$446,887	$415,803	$358,766
Operating income	$169,560	$159,015	$141,870
Segment operating income as a percentage of segment revenues	37.9%	38.2%	39.5%
Huron Education and Life Sciences:
Revenues	$167,933	$145,962	$143,609
Operating income	$44,216	$36,131	$35,966
Segment operating income as a percentage of segment revenues	26.3%	24.8%	25.0%
Huron Business Advisory:
Revenues	$82,968	$62,840	$34,669
Operating income	$19,263	$14,035	$7,211
Segment operating income as a percentage of segment revenues	23.2%	22.3%	20.8%
All Other:
Revenues	$1,222	$3,081	$1,084
Operating loss	$(1,718)	$(2,466)	$(1,256)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M
Total Company:
Revenues	$699,010	$627,686	$538,128
Reimbursable expenses	70,013	73,847	64,623
Total revenues and reimbursable expenses	$769,023	$701,533	$602,751
Statements of Earnings reconciliation:
Segment operating income	$231,321	$206,715	$183,791
Items not allocated at the segment level:
Other operating expenses and gains	102,688	102,924	83,169
Depreciation and amortization expense	25,135	15,451	10,723
Total operating income	$103,498	$88,340	$89,899
Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Huron Healthcare	1,037	1,099	966
Huron Education and Life Sciences	478	418	413
Huron Business Advisory	306	205	155
Total	1,821	1,722	1,534
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare	1,085	1,070	907
Huron Education and Life Sciences	442	417	427
Huron Business Advisory	243	180	85
Total	1,770	1,667	1,419
Full-time billable consultant utilization rate (2):
Huron Healthcare	77.9%	78.3%	83.0%
Huron Education and Life Sciences	75.5%	71.3%	66.6%
Huron Business Advisory	75.0%	68.0%	72.7%
Total	76.9%	75.4%	77.4%
Full-time billable consultant average billing rate per hour (3):
Huron Healthcare	$217	$248	$233
Huron Education and Life Sciences	$231	$219	$216
Huron Business Advisory (4)	$228	$255	$285
Total	$222	$242	$232

Other Operating Data (continued):
Revenue per full-time billable consultant (in thousands):
Huron Healthcare	$313	$363	$369
Huron Education and Life Sciences	$325	$292	$272
Huron Business Advisory	$328	$330	$392
Total	$318	$341	$341
Average number of full-time equivalents (for the period) (5):
Huron Healthcare	179	60	53
Huron Education and Life Sciences	43	43	44
Huron Business Advisory	8	9	2
Total	230	112	99
Revenue per full-time equivalent (in thousands):
Huron Healthcare	$604	$461	$449
Huron Education and Life Sciences	$574	$558	$620
Huron Business Advisory	$408	$390	$530
Total	$591	$493	$530

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

(4)
The Huron Business Advisory segment includes the operations of Rittman Mead India, a business we acquired effective July 1, 2015. Absent the impact of Rittman Mead India, the average billing rate per hour for Huron Business Advisory for the year ended December 31, 2015 would have been $256.

(5)
Consists of consultants who work variable schedules as needed by our clients, including full-time employees who provide software support and maintenance services to our clients, and cultural transformation consultants within our Studer Group solution, which include coaches and their support staff.

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

The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$699,010	$627,686	$538,128
Net income from continuing operations	$61,895	$47,002	$51,577
Add back:
Income tax expense	21,670	33,059	32,200
Interest and other expenses	19,933	8,279	6,122
Depreciation and amortization	41,923	20,041	13,383
Earnings before interest, taxes, depreciation and amortization (EBITDA)	145,421	108,381	103,282
Add back:
Restructuring charges	3,329	2,811	305
Litigation and other gains, net	(9,476)	(590)	(5,875)
Adjusted EBITDA	$139,274	$110,602	$97,712
Adjusted EBITDA as a percentage of revenues	19.9%	17.6%	18.2%

	Year Ended December 31,
	2015	2014	2013
Net income from continuing operations	$61,895	$47,002	$51,577
Weighted average shares—diluted	22,600	22,925	22,777
Diluted earnings per share from continuing operations	$2.74	$2.05	$2.26
Add back:
Amortization of intangible assets	28,696	8,896	3,933
Restructuring charges	3,329	2,811	305
Litigation and other gains, net	(9,476)	(590)	(5,875)
Non-cash interest on convertible notes	7,141	2,139	—
Tax effect	(11,698)	(5,302)	655
Net tax (benefit) expense related to “check-the-box” elections	(12,336)	1,161	—
Total adjustments, net of tax	5,656	9,115	(982)
Adjusted net income from continuing operations	$67,551	$56,117	$50,595
Adjusted diluted earnings per share from continuing operations	$2.99	$2.45	$2.22
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
Litigation and other gains, net: We have excluded the effects of the net litigation gain and remeasurement gain related to a contingent acquisition liability recorded in 2015, the remeasurement gain related to a contingent acquisition liability recorded in 2014, and the net litigation gains recorded in 2013 to permit comparability with periods that were not impacted by these items.
Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from the calculation of Adjusted net income from continuing operations presented above. Amortization of intangibles is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.
Non-cash interest on convertible notes: We incur non-cash interest expense relating to the implied value of the equity conversion component of our $250 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”) that we issued in September 2014. The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the Convertible Notes using the effective interest rate method. We exclude this non-cash interest expense that does not represent cash interest payments made to our note holders from the calculation of Adjusted net income from continuing operations.
Tax effect: The non-GAAP income tax adjustment reflects the incremental tax rate applicable to the non-GAAP adjustments.

Net tax (benefit) expense related to “check-the-box” elections: We have excluded the effects of our “check-the-box” elections to treat two of our wholly-owned foreign subsidiaries in the fourth quarter of 2015 and one of our wholly-owned foreign subsidiaries in the first quarter of 2014 as disregarded entities for U.S. federal income tax purposes because their exclusion permits comparability with periods that were not impacted by this item.
Income tax expense, Interest and other expenses, Depreciation and amortization: We have excluded the effects of income tax expense, interest and other expenses, and depreciation and amortization in the calculation of EBITDA as these are customary exclusions as defined by the calculation of EBITDA to arrive at meaningful earnings from core operations excluding the effect of such items.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
Revenues increased $71.3 million, or 11.4%, to $699.0 million for the year ended December 31, 2015, from $627.7 million for the year ended December 31, 2014. Revenues for 2015 included $81.5 million from our acquisitions of Studer Group, Cloud62, and Rittman Mead India, which were completed in 2015, and $11.5 million of incremental revenues due to the full year impact in 2015 of our acquisitions of Vonlay and Threshold Consulting, which were completed in 2014.
Of the overall $71.3 million increase in revenues, $79.4 million was attributable to an increase in revenue generated by our full-time equivalents, partially offset by an $8.1 million decrease in revenue from our full-time billable consultants.
The increase in revenue attributable to full-time equivalents primarily reflected the revenue generated by our healthcare coaches in the Huron Healthcare segment, which was the result of our acquisition of Studer Group during the first quarter of 2015.
The decrease in full-time billable consultant revenues reflected a decrease in the average billing rate, partially offset by increases in the average number of billable consultants and consultant utilization rate. As discussed below in Segment Results, this decrease in revenue was primarily the result of lower revenues from full-time billable consultants in our Huron Healthcare segment, which was largely driven by lower performance-based fees, a decrease in revenue in our performance improvement solutions, and project timing, all compared to the prior year, partially offset by strengthened demand for our services in the Huron Education and Life Sciences and Huron Business Advisory segments.
Total Direct Costs
Our total direct costs increased $29.8 million, or 7.7%, to $418.7 million for the year ended December 31, 2015 from $388.9 million for the year ended December 31, 2014. Total direct costs for the year ended December 31, 2015 included $43.0 million from Studer Group. The overall increase primarily related to a $39.0 million increase in salaries and related expenses for our revenue-generating professionals, a $12.1 million increase in intangible asset amortization expense, and a $3.6 million increase in product and event costs, partially offset by a $23.7 million decrease in bonus expense for our revenue-generating professionals and a $3.3 million decrease in contractor expense during 2015 compared to 2014.
As a percentage of revenues, our total direct costs decreased to 59.9% during 2015 compared to 62.0% during 2014, and primarily reflected the decrease in bonus expense for our revenue-generating professionals and the decrease in contractor expense. These decreases were partially offset by increases, as a percentage of revenues, in intangible asset amortization expense, salaries and related expenses for our revenue-generating professionals, and product and event costs, all of which were largely driven by the acquisition of Studer Group during 2015.
Total direct costs for the year ended December 31, 2015 included $15.6 million of share-based compensation expense for our revenue-generating professionals compared to $14.0 million in 2014.
Total direct costs for the year ended December 31, 2015 also included $16.8 million of amortization expense for intangible assets, primarily representing customer-related assets and software acquired in business combinations, and software development costs, compared to $4.6 million of amortization expense in 2014. The $12.2 million increase in amortization expense was primarily attributable to $13.9 million of amortization expense for intangible assets acquired in the Studer Group acquisition, partially offset by other intangible assets that became fully amortized during 2014.
Operating Expenses and Other Operating Gains
Selling, general and administrative expenses increased $25.1 million, or 18.9%, to $157.9 million for the year ended December 31, 2015, compared to $132.8 million for the year ended December 31, 2014. Selling, general and administrative expenses for the year ended December 31, 2015 included $23.2 million from Studer Group. This overall increase was primarily related to a $12.4 million increase in salaries and related expenses for our support personnel, a $3.1 million increase in facilities and other office related expenses, a $1.8 million increase in bonus expense, a $1.1 million increase in promotion and sponsorship expenses, and a $0.9 million increase in outside professional services expenses. As a percentage of revenues, selling, general and administrative expenses increased to 22.6% during 2015 compared to 21.2% during 2014, primarily due to the items described above. Also included in selling, general and administrative expenses is share-based compensation expense for our non-revenue-generating professionals, which totaled $3.6 million in 2015, compared to $4.7 million in 2014.
Restructuring charges for the year ended December 31, 2015 totaled $3.3 million, compared to $2.8 million for the year ended December 31, 2014. The charges in 2015 consisted of $2.8 million related to workforce reductions to better align our resources with market demand and $0.5 million related to office exit costs primarily related to updated assumptions for the lease accrual of the Washington, D.C. space vacated in the fourth quarter of 2014. Of the $3.3 million pretax charge, $1.2 million related to our Huron Healthcare segment, $1.1 million related to our All Other segment as we wound down our public sector consulting practice and our foreign consulting operations based in the Middle East, and $1.0 million related to our corporate operations. The $2.8 million charge in 2014 related to the consolidation of office spaces in Washington, D.C., Chicago, and New York, and the closure of our office in San Diego. The $2.8 million charge for office space reductions primarily includes $1.8 million related to the accrual of our remaining lease obligations at vacated spaces, net of estimated sublease income, and $0.9 million related to accelerated depreciation of assets disposed of as a result of the exit of space. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014. The $2.8 million total charge in 2014 related to our corporate operations. See Note 10 “Restructuring Charges” within the notes to our consolidated financial statements for further discussion of our restructuring expenses.
Litigation and other gains totaled $9.5 million for the year ended December 31, 2015, compared to $0.6 million during the year ended December 31, 2014. The gain of $9.5 million in 2015 consisted of a $9.2 million net gain from litigation settlements and a $0.3 million remeasurement gain related to a decrease in the fair value of a contingent consideration liability incurred in connection with a business acquisition that was completed in the fourth quarter of 2014. During the fourth quarter of 2015, we settled two lawsuits brought by Huron, resulting in a gain of $10.0 million being recorded. We collected the $10.0 million in January 2016. During the second quarter of 2015, we recorded a net litigation accrual of $0.8 million related to the Physiotherapy Associates matter, which is discussed in more detail in Note 17 "Commitments, Contingencies and Guarantees" within the notes to the consolidated financial statements. During the year ended December 31, 2014, we recorded remeasurement gains totaling $0.6 million related to a decrease in the fair value of a contingent consideration liability incurred in connection with another business acquisition that was completed in the first quarter of 2014.
Depreciation and amortization expense increased $9.7 million, or 62.7%, to $25.1 million for the year ended December 31, 2015, from $15.5 million for the year ended December 31, 2014. The increase was primarily attributable to $7.3 million of amortization expense for intangible assets acquired in the Studer Group acquisition and $1.2 million of depreciation expense for fixed assets acquired in the Studer Group acquisition. Intangible asset amortization included within operating expenses relates to certain customer relationships, non-competition agreements, and trade names acquired in connection with our business acquisitions.
Operating Income
Operating income increased $15.2 million, or 17.2%, to $103.5 million for the year ended December 31, 2015, from $88.3 million for the year ended December 31, 2014. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 14.8% in 2015 compared to 14.1% in 2014. The increase in operating margin was primarily attributable to the decrease in bonus expense for our revenue-generating professionals and the increase in litigation and other gains, largely offset by the increases, as a percentage of revenues, in intangible asset amortization expense and salaries and related expenses for both our revenue-generating professionals and support personnel.
Other Expense, Net
Other expense, net increased $11.7 million to $19.9 million for the year ended December 31, 2015, from $8.3 million for the year ended December 31, 2014. The increase was primarily attributable to a $9.5 million increase in interest expense, net and a $1.5 million increase in foreign currency transaction losses. The increase in interest expense, net was due to our Convertible Notes issued in September 2014 and interest expense resulting from higher levels of borrowings under our credit facility. During 2015, cash interest expense related to the coupon of the Convertible Notes was $3.1 million and the non-cash interest expense related to the amortization of the debt discount and debt issuance costs totaled $8.3 million. During 2014, cash interest expense related to the coupon of the Convertible Notes was $1.0 million and the non-cash interest expense related to the amortization of the debt discount and debt issuance costs totaled $2.5 million. For the year ending December 31, 2016, we expect interest expense related to the coupon of the Convertible Notes to be $3.1 million and interest expense for the amortization of debt discount and debt issuance costs related to the Convertible Notes to be $8.7 million.

Income Tax Expense
For the year ended December 31, 2015, we recognized income tax expense from continuing operations of $21.7 million on income from continuing operations of $83.6 million, for an effective tax rate of 25.9%. For the year ended December 31, 2014, we recognized income tax expense from continuing operations of $33.1 million on income from continuing operations of $80.1 million, for an effective tax rate of 41.3%. Our effective tax rate for 2015 was lower than the statutory rate, inclusive of state income taxes, primarily due to the impact of a tax election made in the fourth quarter of 2015 to classify two of our wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.0 million, of which $0.7 million is unrecognized, resulting in a net recognized tax benefit of $12.3 million. Our effective tax rate for 2014 was higher than the statutory rate, inclusive of state income taxes, primarily due to an increase in valuation allowance and foreign source losses with no tax benefits.
Net Income from Continuing Operations
Net income from continuing operations was $61.9 million for the year ended December 31, 2015, compared to $47.0 million for the year ended December 31, 2014. The $14.9 million increase in net income from continuing operations was primarily due to the increase in operating income, as well as the decrease in income tax expense due to our check-the-box election, partially offset by the increase in interest expense, as discussed above. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the year ended December 31, 2015 was $2.74 compared to $2.05 for 2014.
Discontinued Operations
Net loss from discontinued operations was $2.8 million for the year ended December 31, 2015, compared to net income from discontinued operations of $32.0 million for the year ended December 31, 2014. See Note 3 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA increased $37.0 million, or 34.2%, to $145.4 million for the year ended December 31, 2015, from $108.4 million for the year ended December 31, 2014. Adjusted EBITDA increased $28.7 million, or 25.9%, to $139.3 million in 2015 from $110.6 million in 2014. The increase in EBITDA was primarily due to the increase in segment operating income, exclusive of the increase in amortization expense, as discussed below in Segment Results. The increase in Adjusted EBITDA was primarily due to the increase in segment operating income, exclusive of the increase in amortization expense, partially offset by an increase in corporate expenses, exclusive of litigation and other gains.

Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $11.4 million, or 20.4%, to $67.6 million for the year ended December 31, 2015, compared to $56.1 million for the year ended December 31, 2014. The increase was primarily attributable to the increase in segment operating income, exclusive of the increase in amortization expense, partially offset by an increase in corporate expenses and interest and other expenses, exclusive of litigation and other gains. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for 2015 was $2.99, compared to $2.45 for 2014.
Segment Results
Huron Healthcare
Revenues
Huron Healthcare segment revenues increased $31.1 million, or 7.5%, to $446.9 million for the year ended December 31, 2015, from $415.8 million for the year ended December 31, 2014. Revenues for 2015 included $79.8 million from our acquisition of Studer Group completed in 2015, and $10.7 million of incremental revenues due to the full year impact in 2015 of our acquisition of Vonlay completed in 2014. Revenues for 2015 were negatively impacted by a $0.8 million charge related to the fair value adjustment of deferred revenue acquired in the Studer Group acquisition. We do not expect to incur any additional charges related to this adjustment as the $0.8 million charge reflects the total fair value adjustment.
During 2015, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 75.7%, 7.2%, 11.7%, and 5.4% of this segment’s revenues, respectively, compared to 65.0%, 5.4%, 24.8%, and 4.8%, respectively, in 2014.

Of the overall $31.1 million increase in revenues, $80.0 million was attributable to an increase in revenue from our full-time equivalents, partially offset by a $48.9 million decrease in revenue attributable to our full-time billable consultants.
The increase in revenue attributable to our full-time equivalents reflected increases in both the average number of full-time equivalents and revenue per full-time equivalent in 2015 compared to 2014, and is primarily the result of our Studer Group acquisition.
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average billing rate and consultant utilization rate, partially offset by an increase in the average number of full-time billable consultants. This decrease in revenue was largely driven by lower performance-based fees, a decrease in revenue in our performance improvement solutions, and project timing, all compared to the prior year. Performance-based fee revenue was $52.3 million during 2015 compared to $103.2 million during 2014. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Operating Income
Huron Healthcare segment operating income increased $10.5 million, or 6.6%, to $169.6 million for the year ended December 31, 2015, from $159.0 million for the year ended December 31, 2014. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased slightly to 37.9% in 2015 from 38.2% in 2014. The slight decrease in this segment’s operating margin was primarily attributable to increases, as a percentage of revenues, in salaries and related expenses for our revenue-generating professionals, salaries and related expenses and bonus expense for our support personnel, intangible asset amortization expense related to our acquisition of Studer Group, and product and event costs during 2015 compared to the prior year. The unfavorable impact of these items was largely offset by a decrease in bonus expense for our revenue-generating professionals, as well as a decrease in technology expense, during 2015 compared to 2014.
Huron Education and Life Sciences
Revenues
Huron Education and Life Sciences segment revenues increased $22.0 million, or 15.1%, to $167.9 million for the year ended December 31, 2015, from $146.0 million for the year ended December 31, 2014. Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 32.2%, 62.7%, 0.3%, and 4.8% of this segment’s revenues, respectively, during 2015. Revenues from fixed-fee engagements, time-and-expense engagements, and software support and maintenance arrangements represented 24.3%, 71.2%, and 4.5% of this segment's revenues, respectively, during 2014.
Of the overall $22.0 million increase in revenues, $21.8 million was attributable to an increase in revenue generated by our full-time billable consultants and $0.2 million was attributable to our full-time equivalents. The overall increase in revenues was driven by strong demand across all practices within this segment. The increase in revenues from our full-time billable consultants reflected increases in the average number of full-time billable consultants, consultant utilization rate, and average billing rate in 2015 compared to 2014. The increase in revenue from our full-time equivalents reflected an increase in revenue per full-time equivalent in 2015 compared to 2014.

Operating Income
Huron Education and Life Sciences segment operating income increased $8.1 million, or 22.4%, to $44.2 million for the year ended December 31, 2015, from $36.1 million for the year ended December 31, 2014. The Huron Education and Life Sciences segment operating margin increased to 26.3% for 2015 from 24.8% for 2014. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for both our revenue-generating professionals and support personnel, as well as a decrease in contractor expense, partially offset by an increase in bonus expense for our revenue-generating professionals and support personnel as a percentage of revenues.
Huron Business Advisory
Revenues
Huron Business Advisory segment revenues increased $20.1 million, or 32.0%, to $83.0 million for the year ended December 31, 2015, from $62.8 million for the year ended December 31, 2014. Revenues for 2015 included $1.6 million from our acquisitions of Cloud62 and Rittman Mead India, which were completed in 2015, and $0.8 million of incremental revenues due to the full year impact in 2015 of our acquisition of Threshold Consulting completed in 2014. Revenues from fixed-fee engagements, time-and-expense engagements, performance-based engagements, and software support and maintenance arrangements represented 14.7%, 75.3%, 9.6%, and 0.4% of this segment’s revenues, respectively, during 2015. Revenues from fixed-fee engagements, time-and-expense engagements, and performance-based engagements represented 13.8%, 79.5%, and 6.7% of this segment’s revenues, respectively, in 2014. Performance-based fee revenue for the year ended December 31, 2015 was $8.0 million, of which $5.2 million was generated by Huron Transaction Advisory LLC, our registered broker-dealer. Performance-based fee revenue for the year ended December 31, 2014 was $4.2 million, of which $2.5 million was generated by Huron Transaction Advisory LLC. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
The $20.1 million increase in revenues was attributable to an increase in revenue generated by our full-time billable consultants. This revenue growth reflected increases in the average number of full-time billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate when comparing 2015 to 2014. The decrease in the average billing rate was largely the result of our acquisition of Rittman Mead India.
Operating Income
Huron Business Advisory segment operating income increased by $5.2 million, or 37.2%, to $19.3 million for the year ended December 31, 2015, compared to $14.0 million for the year ended December 31, 2014. Segment operating margin increased to 23.2% for 2015 from 22.3% for 2014. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced increases in salaries and related expenses and bonus expense for our revenue-generating professionals and a decrease in contractor expense, partially offset by increases, as a percentage of revenues, in salaries and related expenses and bonus expense for our support personnel and practice administration and meetings expenses.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Revenues increased $89.6 million, or 16.6%, to $627.7 million for the year ended December 31, 2014, from $538.1 million for the year ended December 31, 2013. Revenues for 2014 included $36.0 million from our acquisitions of Vonlay, The Frankel Group Associates, and Threshold Consulting, which were completed in 2014, and $21.6 million of incremental revenues due to the full year impact in 2014 of our acquisition of Blue Stone International completed in 2013.
Of the overall $89.6 million increase in revenues, $87.0 million was attributable to our full-time billable consultants, while $2.6 million was attributable to our full-time equivalents. The $87.0 million increase in full-time billable consultant revenues was driven by increases in the average number of billable consultants and the average billing rate, partially offset by a decrease in our consultant utilization rate. This increase primarily reflected strengthened demand for our services in the Huron Healthcare, Huron Business Advisory, and Huron Education and Life Sciences segments. Performance-based fee revenue was $107.9 million for the year ended December 31, 2014, compared to $105.5 million for the year ended December 31, 2013. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee engagements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
The $2.6 million increase in full-time equivalent revenues was primarily driven by an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent. Revenue attributable to full-time equivalents reflected increased use of contractors in the Huron Healthcare and Huron Business Advisory segments, partially offset by a decreased use of contractors in the Huron Education and Life Sciences segment.
Total Direct Costs
Our total direct costs increased $62.8 million, or 19.3%, to $388.9 million for the year ended December 31, 2014 from $326.1 million for the year ended December 31, 2013. The increase was primarily related to a $52.5 million increase in salaries and related expenses for our revenue-generating professionals, a $7.8 million increase in bonus expense for our revenue-generating professionals, and a $1.9 million increase in amortization expense for intangible assets and software development costs. As a percentage of revenues, our total direct costs increased to 62.0% during 2014 compared to 60.6% during 2013. This primarily reflected an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, largely offset by revenue growth that outpaced the increase in bonus expense for our revenue-generating professionals and a decrease in contractor expense. The increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues was largely driven by the businesses acquired during 2014 and the fourth quarter of 2013 within our Healthcare, Education and Life Sciences, and Business Advisory segments.
Total direct costs for the year ended December 31, 2014 included $14.0 million of share-based compensation expense for our revenue-generating professionals compared to $12.1 million in 2013. The increase in share-based compensation expense was primarily attributable to an increase in the amount of restricted stock awards granted to employees in 2014 and an increase in the amount of performance-based stock awards earned in 2014 based on 2014 performance compared to the amount of performance-based stock awards that were earned in 2013 based on 2013 performance.
Total direct costs for the year ended December 31, 2014 also included $4.6 million of amortization expense for intangible assets, primarily representing customer-related assets and software acquired in business combinations, and software development costs, compared to $2.7 million of amortization expense in 2013. The increase in amortization expense was primarily related to the amortization of intangible assets from businesses we acquired during 2014 and the fourth quarter of 2013, as well as an increase in amortization expense for certain software development costs.
Operating Expenses and Other Operating Gains
Selling, general and administrative expenses increased $15.8 million, or 13.5%, to $132.8 million for the year ended December 31, 2014, compared to $117.0 million for the year ended December 31, 2013. This increase was primarily related to a $7.4 million increase in salaries and related expenses for our support personnel, a $2.6 million increase in facilities and other office related expenses, a $2.2 million increase in promotion and sponsorship expenses, a $1.4 million increase in outside professional service expenses, a $0.9 million increase in legal expenses, and a $0.9 million increase in accounting, tax, and audit fees. These increases were partially offset by a $1.5 million decrease in bonus expense. As a percentage of revenues, selling, general and administrative expenses decreased to 21.2% during 2014 from 21.7% during 2013, primarily due to the decrease in bonus expense. Also included in selling, general and administrative expenses is share-based compensation expense for our non-revenue-generating professionals, which totaled $4.7 million in 2014, compared to $4.0 million in 2013.
Restructuring charges for the year ended December 31, 2014 totaled $2.8 million, compared to $0.3 million for the year ended December 31, 2013. The charges in 2014 primarily consisted of $2.8 million in pretax charges related to the consolidation of office spaces in Washington, D.C., Chicago, and New York, and closure of our office in San Diego. Of the total $2.8 million charge for office space reduction, $1.8 million is related to the accrual of our remaining lease obligations at vacated spaces, net of estimated sublease income, and $0.9 million is related to accelerated depreciation of assets disposed of as a result of the exit of space. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014. The restructuring expense in 2013 primarily consisted of the early termination of certain computer lease contracts related to the integration of our Blue Stone International, LLC acquisition. See Note 10 “Restructuring Charges” within the notes to our consolidated financial statements for further discussion of our restructuring expenses.
During the year ended December 31, 2014, we recorded remeasurement gains totaling $0.6 million related to the contingent consideration liability incurred in connection with a business acquisition that was completed in the first quarter of 2014. The initial acquisition date fair value of this liability was $0.6 million. There was no remeasurement gain or loss for the comparable period last year.
Net litigation and other gains totaled $5.9 million for the year ended December 31, 2013. These gains primarily consisted of a $5.3 million gain that was recorded as a result of reaching a settlement agreement to resolve a lawsuit brought by Huron.
Depreciation and amortization expense increased $4.7 million, or 44.1%, to $15.5 million for the year ended December 31, 2014, from $10.7 million for the year ended December 31, 2013. The increase primarily related to the amortization of intangible assets from businesses acquired during 2014 and the fourth quarter of 2013, as well as the depreciation of network equipment and leasehold improvements that were placed into service during the second half of 2013 and first half of 2014. Intangible asset amortization included within operating expenses relates to customer relationships, non-competition agreements, trade names, and licenses acquired in connection with our acquisitions.
Operating Income
Operating income decreased $1.6 million, or 1.7%, to $88.3 million for the year ended December 31, 2014, from $89.9 million for the year ended December 31, 2013. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 14.1% in 2014 compared to 16.7% in 2013. The decrease in operating margin was primarily attributable to the increases in salaries and related expenses for our revenue-generating professionals and restructuring charges as a percentage of revenues and the decrease in litigation and other gains, partially offset by revenue growth that outpaced the increase in bonus expense for our revenue-generating professionals and the decrease in bonus expense for our support personnel.
Other Expense, Net
Total other expense, net increased $2.2 million, or 35.2%, to $8.3 million for the year ended December 31, 2014, from $6.1 million for the year ended December 31, 2013. This increase is primarily attributable to a $2.2 million increase in interest expense, which increased due to our Convertible Notes issued in September 2014, partially offset by a decrease in our borrowing levels under our senior secured credit facility. For 2014, interest expense related to the Convertible Notes totaled $3.5 million, consisting of $1.0 million for the stated coupon of the

Convertible Notes and $2.5 million for the amortization of debt discount and debt issuance costs.
Income Tax Expense
For the year ended December 31, 2014, we recognized income tax expense from continuing operations of $33.1 million on income from continuing operations of $80.1 million, for an effective tax rate of 41.3%. For the year ended December 31, 2013, we recognized income tax expense from continuing operations of $32.2 million on income from continuing operations of $83.8 million, for an effective tax rate of 38.4%. Our effective tax rate for 2014 was higher than the statutory rate, inclusive of state income taxes, primarily due to an increase in valuation allowance and foreign source losses with no tax benefits. Our effective tax rate for 2013 was lower than the statutory rate, inclusive of state income taxes, primarily due to the impact of tax credits and certain deductions, partially offset by the impact of no tax benefit for foreign losses and certain non-deductible business expenses.
Net Income from Continuing Operations
Net income from continuing operations was $47.0 million for the year ended December 31, 2014, compared to $51.6 million for the year ended December 31, 2013. The $4.6 million decrease in net income from continuing operations was primarily due to the decrease in operating income and the increase in interest expense, as discussed above. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the year ended December 31, 2014 was $2.05 compared to $2.26 for 2013.
Discontinued Operations
Net income from discontinued operations was $32.0 million for the year ended December 31, 2014, compared to $14.9 million for the year ended December 31, 2013. This increase is primarily the result of a "check-the-box" election we made in the first quarter of 2014 to classify one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes. As a result of this election, we realized an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit for discontinued operations of $11.4 million. See Note 3 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA increased $5.1 million, or 4.9%, to $108.4 million for the year ended December 31, 2014, from $103.3 million for the year ended December 31, 2013. Adjusted EBITDA increased $12.9 million, or 13.2%, to $110.6 million in 2014 from $97.7 million in 2013. The increase in EBITDA was primarily due to the increase in segment operating income, as discussed below in Segment Results, partially offset by an increase in corporate expenses and a decrease in litigation and other gains. The increase in Adjusted EBITDA was primarily due to the increase in segment operating income, partially offset by an increase in corporate expenses, excluding the impact of the restructuring charges and litigation and other gains.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $5.5 million, or 10.9%, to $56.1 million for the year ended December 31, 2014, compared to $50.6 million for the year ended December 31, 2013. The increase was primarily attributable to the increase in segment operating income, partially offset by an increase in corporate expenses. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for 2014 was $2.45, compared to $2.22 for 2013.
Segment Results
Huron Healthcare
Revenues
Huron Healthcare segment revenues increased $57.0 million, or 15.9%, to $415.8 million for the year ended December 31, 2014, from $358.8 million for the year ended December 31, 2013. Revenues for 2014 included $20.0 million from our acquisition of Vonlay, which was completed in 2014. During 2014, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 65.0%, 5.4%, 24.8%, and 4.8% of this segment’s revenues, respectively, compared to 64.6%, 1.6%, 29.1%, and 4.7%, respectively, in 2013.
Of the overall $57.0 million increase in revenues, $53.2 million was attributable to our full-time billable consultants and $3.8 million was attributable to our full-time equivalents. The increase in demand for our services in the Huron Healthcare segment reflected the continued pressures our clients face as the result of evolving business models, rising costs, and declining reimbursements from government and commercial payers. The increase in full-time billable consultant revenues reflected increases in the average number of full-time billable consultants and the average billing rate, partially offset by a decrease in consultant utilization rate. Performance-based fee revenue was $103.2 million during 2014 compared to $104.5 million during 2013. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria. With regard to our full-time equivalents, the Huron Healthcare segment experienced increases in both the average number of full-time equivalents and revenue per full-time equivalent during the year ended December 31, 2014 compared to the same period last year.
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
Huron Education and Life Sciences
Revenues
Huron Education and Life Sciences segment revenues increased $2.4 million, or 1.6%, to $146.0 million for the year ended December 31, 2014, from $143.6 million for the year ended December 31, 2013. Revenues for 2014 included $15.5 million from our acquisition of The Frankel Group Associates, which was completed in 2014. Revenues from fixed-fee engagements, time-and-expense engagements, and software support and maintenance arrangements represented 24.3%, 71.2%, and 4.5% of this segment’s revenues, respectively, during 2014, compared to 15.0%, 81.0%, and 4.0%, respectively, in 2013.
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
Huron Business Advisory
Revenues
Huron Business Advisory segment revenues increased $28.2 million, or 81.3%, to $62.8 million for the year ended December 31, 2014, from $34.7 million for the year ended December 31, 2013. Revenues for 2014 included $30.0 million from our EPM practice (formerly referred to as Blue Stone International, LLC, a business that we acquired during the fourth quarter of 2013), compared to revenues of $4.7 million during 2013. Included in the $30.0 million of revenues from our EPM practice in 2014 is $0.6 million from Threshold Consulting, Inc., a business that we acquired in the fourth quarter of 2014. Revenues from fixed-fee engagements, time-and-expense engagements, and performance-based engagements represented 13.8%, 79.5%, and 6.7% of this segment’s revenues, respectively, during 2014, compared to 18.4%, 78.8%, and 2.8% of this segment’s revenues, respectively, in 2013. Performance-based fee revenue was $4.2 million for the year ended December 31, 2014, of which $2.5 million was generated by Huron Transaction Advisory LLC, our registered broker-dealer established in the first quarter of 2014. Performance-based fee revenue was $1.0 million for the year ended December 31, 2013. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Of the overall $28.2 million increase in revenues, $26.2 million was attributable to our full-time billable consultants and $2.0 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in our consultant utilization rate and average billing rate when comparing 2014 to 2013. The increase in revenue attributable to our full-time equivalents was driven by an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent. The increases in the average number of full-time billable consultants and full-time equivalents, and the decreases in the average billing rate and revenue per full-time equivalent are largely the result of our acquisition of Blue Stone International, LLC.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $58.4 million, $256.9 million, and $58.1 million at December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$164,267	$146,453	$115,258
Net cash used in investing activities	$(272,158)	$(93,831)	$(52,658)
Net cash provided by (used in) financing activities	$(89,955)	$146,170	$(29,648)
Effect of exchange rate changes on cash	$(589)	$(51)	$17
Net increase (decrease) in cash and cash equivalents	$(198,435)	$198,741	$32,969

Operating Activities
Net cash provided by operating activities totaled $164.3 million, $146.5 million, and $115.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The increase in cash provided by operations in 2015 compared to 2014 was primarily attributable to increased cash collections from clients, driven by our growth in revenues, as well as lower tax payments, partially offset by an increase in operating expenditures and an increase in the amount paid for annual performance bonuses during the first quarter of 2015 compared to the first quarter of 2014.
The increase in cash provided by operations in 2014 when compared to 2013 was primarily attributable to increased cash collections from clients, driven by our growth in revenues, as well as lower tax payments, and higher net income, partially offset by an increase in the amount paid for annual performance bonuses and an increase in unbilled services from clients. The increase in the unbilled services from clients was driven by several large healthcare implementation projects where the services provided and corresponding revenue recognized as of December 31, 2014 has exceeded the amount billed to the client in accordance with the contractual billing terms. We billed and collected these unbilled services in 2015. The increase in unbilled services was largely offset by the improved collections on billed services.
Investing Activities
Net cash used in investing activities was $272.2 million, $93.8 million, and $52.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The use of cash in 2015 primarily consisted of $340.0 million for purchases of businesses, $18.6 million for purchases of property and equipment, and $15.4 million for the purchase of convertible debt investments in Shorelight Holdings, LLC (“Shorelight”). Shorelight, the parent company of Shorelight Education, is a U.S.-based company that partners with leading nonprofit universities to increase access and retention of international students, boost institutional growth, and enhance an institution’s global footprint. The zero coupon convertible notes will mature on July 1, 2020, unless converted earlier. The use of cash in 2015 was partially offset by the net proceeds received of $108.5 million for the sale of the Huron Legal segment in December 2015. See Note 3 "Discontinued Operations" within the notes to our consolidated financial statements for information about the sale of the Huron Legal segment.
The use of cash in 2014 primarily consisted of $54.0 million for purchases of businesses, $25.9 million for purchases of property and equipment, and $12.5 million for the purchase of convertible debt investments in Shorelight.
The use of cash in 2013 primarily consisted of $30.3 million for purchases of businesses and $20.2 million for purchases of property and equipment.
We estimate that the cash utilized for purchases of property and equipment in 2016 will be approximately $20.0 million, primarily consisting of information technology related equipment and leasehold improvements to support our corporate infrastructure.
Financing Activities
Net cash used in financing activities was $90.0 million for the year ended December 31, 2015. During 2015, we borrowed $314.0 million under our credit facility, including $102.0 million for the Studer Group acquisition, made repayments on our credit facility of $365.8 million, and repurchased and retired $34.6 million of our common stock under our October 2014 Share Repurchase Program, as defined below.
Net cash provided by financing activities was $146.2 million for the year ended December 31, 2014. During 2014, we issued $250 million principal amount of the Convertible Notes, which provided proceeds of $242.7 million, net of issuance costs. In connection with the issuance of the Convertible Notes, we paid $42.1 million for the convertible note hedge transactions and received $23.6 million for the sale of warrants. Borrowings made under our credit facility to fund operations during 2014 totaled $129.0 million, with repayments during the period totaling $154.0 million. During 2014, we repurchased and retired $50.0 million of our common stock under the February 2014 Share Repurchase Program, as defined below, which completed the repurchase program.
Net cash used in financing activities was $29.6 million for the year ended December 31, 2013. During 2013, our financing activities primarily consisted of $119.8 million of repayments on our credit facility, mostly offset by $96.0 million of borrowings made under our credit facility. Our financing activities during 2013 also included $5.4 million of deferred acquisition payments related to prior year acquisitions and $1.2 million for debt issuance costs.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). In October 2015, our board of directors authorized an extension of the October 2014 Share Repurchase Program through October 31, 2016; and in December 2015, our board of directors increased the authorized amount to $125 million. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. No shares were repurchased under this program in 2014. During the twelve months ended December 31, 2015, we repurchased 583,880 shares at an average cost of $59.24 per share.
In February 2014, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through February 28, 2015 (the “February 2014 Share Repurchase Program”). We completed the February 2014 Share Repurchase Program in October 2014.
Financing Arrangements
At December 31, 2015, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding and $92.0 million outstanding under our senior secured credit facility, as discussed below.
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
For further information see Note 7 “Financing Arrangements” within the notes to our consolidated financial statements. For a discussion of certain risks and uncertainties related to the Convertible Notes see Part I—Item 1A. "Risk Factors.”
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At December 31, 2015, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.09 to 1.00 and a Consolidated Interest Coverage Ratio of 15.70 to 1.00.
The Amended Credit Agreement contains restricted payment provisions, including a potential limit on the amount of dividends we may pay. Pursuant to the terms of the Amended Credit Agreement, if our Consolidated Leverage Ratio is greater than 3.00, the amount of dividends and other Restricted Payments (as defined in the Amended Credit Agreement) we may pay is limited to an amount up to $50 million plus 50% of cumulative consolidated net income from the closing date of the Amended Credit Agreement plus 50% of the net cash proceeds from equity issuances after the closing date of the Amended Credit Agreement.

Borrowings outstanding under the Amended Credit Agreement at December 31, 2015 totaled $92.0 million. These borrowings carried a weighted average interest rate of 2.4% including the effect of the interest rate swaps described in Note 11 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Existing Credit Agreement at December 31, 2014 were $143.8 million and carried a weighted average interest rate of 2.3%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2015, we had outstanding letters of credit totaling $4.8 million, which are primarily used as security deposits for our office facilities. As of December 31, 2015, the unused borrowing capacity under the revolving credit facility was $403.2 million.
For further information see Note 7 “Financing Arrangements” within the notes to our consolidated financial statements. For a discussion of certain risks and uncertainties related to the Amended Credit Agreement see Part I—Item 1A. "Risk Factors.”
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

CONTRACTUAL OBLIGATIONS
The following table represents our significant obligations and commitments as of December 31, 2015 and the scheduled years of payments (in thousands).

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term bank borrowings—principal and interest (1)	$99,522	$1,770	$3,540	$94,212	$—
Convertible senior notes—principal and interest (2)	262,500	3,125	6,250	253,125	—
Operating lease obligations (3)	83,045	16,896	23,187	16,457	26,505
Purchase obligations (4)	24,025	10,939	12,245	841	—
Contingent consideration (5)	2,063	—	2,063	—	—
Uncertain tax positions (6)	3,223
Deferred compensation (7)	13,120
Total contractual obligations	$487,498	$32,730	$47,285	$364,635	$26,505

(1)
The interest payments on long-term bank borrowings are estimated in the table above based on the principal amount outstanding and the interest rate in effect as of December 31, 2015. Actual future interest payments will differ due to changes in our borrowings outstanding and the interest rate on those borrowings, as the interest rate varies based on the fluctuations in the variable base rates and the spread we pay over those base rates pursuant to the Amended Credit Agreement. Refer to “Liquidity and Capital Resources” and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for more information on our outstanding borrowings.

(2)
In September 2014, we issued $250 million principal of 1.25% convertible senior notes due 2019. We will pay cash interest on the outstanding notes at an annual rate of 1.25% semi-annually on April 1 and October 1 of each year until October 1, 2019, at which time we will repay any accrued and unpaid interest and the principal amount of all outstanding notes.

(3)
We lease our facilities under operating lease arrangements expiring on various dates through 2026, with various renewal options. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expense applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount.

(4)
Purchase obligations include sponsorships, subscriptions to research tools, information technology, and other commitments to purchase services where we cannot cancel or would be required to pay a termination fee in the event of cancellation.

(5)
In connection with a business acquisition, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreement. As of December 31, 2015, the estimated fair value of this contingent consideration liability was $2.1 million. The actual amount that may be paid ranges from zero to $2.5 million.

(6)
Our liabilities for uncertain tax positions are classified as non-current. As we are unable to reasonably estimate the timing of future payments as it depends on examinations by taxing authorities, the related balance has not been reflected in the “Payments Due by Period” section of the table.

(7)
Included in deferred compensation and other liabilities on our consolidated balance sheet as of December 31, 2015 is a $13.1 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table. Refer to Note 14 “Employee Benefit and Deferred Compensation Plans” within the notes to our consolidated financial statements for more information on our deferred compensation plan.

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
Revenue Recognition
We recognize revenues in accordance with Account Standards Codification (“ASC”) 605, Revenue Recognition. Under ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under four types of billing arrangements: fixed-fee (including software license revenue), time-and-expense, performance-based, and software support and maintenance and subscriptions.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Studer Group solution are fixed-fee partner contracts with multiple deliverables, which primarily consist of coaching services, as well as seminars, materials and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts are recognized at the time the service is provided. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.
We also generate revenues from software licenses for our revenue cycle management software and research administration and compliance software. Licenses for our revenue cycle management software are sold only as a component of our consulting projects, and the services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with ASC 605. License revenue from our research administration and compliance software is recognized in accordance with ASC 985-605, generally in the month in which the software is delivered.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publication orders purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense arrangements as the related services or publications are provided.

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
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Support and maintenance and subscription-based revenues are recognized ratably over the support or subscription period, which ranges from one to three years. These fees are billed in advance and included in deferred revenues until recognized.

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
Carrying Values of Goodwill and Other Intangibles Assets
For an acquisition accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. At the time of our November 30, 2015 annual goodwill impairment test, we had five reporting units with goodwill balances: our Huron Healthcare and Huron Education and Life Sciences operating segments, our Financial Advisory practice and Enterprise Performance Management and Analytics (“EPM&A”) practice, which together make up our Huron Business Advisory operating segment, and our Huron Legal operating segment, which we subsequently sold in December 2015.
Goodwill is reviewed for impairment utilizing a qualitative assessment or a quantitative two-step process. We have an option to make a qualitative assessment of a reporting unit’s goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative two-step process, the first step requires us to compare the fair value of each reporting unit, which we generally determine using a combination of the income approach and the market approach, to the respective carrying value, which includes goodwill. For companies providing services similar to those provided by us, the income and market approaches will generally provide the most reliable indications of fair value because the value of such companies is dependent on their ability to generate earnings. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.
We tested our goodwill for impairment twice during 2015, as discussed below.
First Quarter 2015 Goodwill Impairment Analysis.    During the first three months of 2015, the operating results for Huron Legal were generally in line with management’s expectations for the quarter but still significantly below the results achieved during the first three quarters of 2014. Given the increase in the reporting unit’s carrying value as a result of the Sky Analytics acquisition in the first quarter of 2015 and weakened results compared to the first nine months of 2014, we performed an interim impairment test for the goodwill balances within our Huron Legal reporting unit as of March 31, 2015. Our goodwill impairment test was performed using the quantitative two-step process. In estimating the fair value of the Huron Legal reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. These methods require the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and discount rates reflecting the risk inherent in future cash flows. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of our Huron Legal reporting unit exceeded its carrying value by 25%, or $28.8 million. Since the fair value of the reporting unit exceeded its carrying value, the second step of the goodwill impairment test was not necessary.
We continued to monitor the results of the Huron Legal reporting unit in 2015, and did not identify any indicators of impairment that required additional interim impairment tests. Pursuant to our policy, we performed our annual goodwill impairment test on Huron Legal as of November 30, 2015, as discussed below.
2015 Annual Goodwill Impairment Analysis.    Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2015 on our five reporting units with goodwill balances: Huron Healthcare, Huron Education and Life Sciences, Financial Advisory, EPM&A, and Huron Legal which was subsequently sold in December 2015. Our All Other reporting unit does not have a goodwill balance.
For each reporting unit, we reviewed goodwill for impairment utilizing the quantitative two-step process. We performed the first step of the quantitative two-step impairment test by comparing the fair value of each reporting unit to its respective carrying amount, including goodwill. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of each of the Huron Healthcare, Huron Education and Life Sciences, Financial Advisory, EPM&A, and Huron Legal reporting units exceeded its carrying value by 79%, 80%, 118%, 15%, and 3%, respectively. Since the fair value of each reporting unit exceeded its respective carrying value, the second step of the goodwill impairment test was not necessary.
In estimating the fair value of our Huron Healthcare, Huron Education and Life Sciences, Financial Advisory, and EPM&A reporting units, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. The fair value of the Huron Legal reporting unit used in the impairment test was based on the gross sales price of $112 million, which was derived in a market transaction.

In the income approach, we utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and discount rates reflecting the risk inherent in future cash flows. In estimating future cash flows, we relied on an internally generated six-year forecast. For periods after the six-year forecast, we assumed a long-term annual revenue growth rate of 3.5% for all reporting units. Our forecast is based on historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 10.0% weighted average cost of capital ("WACC") discount rate for the Huron Healthcare and Huron Education and Life Sciences reporting units and a 14.0% WACC discount rate for the Financial Advisory and EPM&A reporting units.
In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. For each reporting unit, these multiples are evaluated and adjusted based on specific characteristics of the reporting unit relative to the selected guideline companies and applied to the reporting unit's operating data to arrive at an indication of value.
Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in goodwill impairment charges.

The table below presents, based on the goodwill impairment test performed as of November 30, 2015, the decrease in the fair value of our reporting units given a 100 basis point increase in the assumed discount rate or a 100 basis point decrease in the assumed long-term annual revenue growth rate. The table below does not include the Huron Legal reporting unit as the fair value used in the goodwill impairment test was derived in a market transaction and the sale of the Huron Legal segment closed on December 31, 2015.

	Discount rate increased by 100 bps	Long-term growth rate decreased by 100 bps
Huron Healthcare
Decrease in fair value	$(77,100)	$(55,000)
Percentage by which fair value exceeds carrying value	69%	72%
Huron Education and Life Sciences
Decrease in fair value	$(14,300)	$(10,300)
Percentage by which fair value exceeds carrying value	68%	71%
Financial Advisory
Decrease in fair value	$(2,500)	$(1,700)
Percentage by which fair value exceeds carrying value	107%	111%
EPM&A
Decrease in fair value	$(2,300)	$(1,400)
Percentage by which fair value exceeds carrying value	9%	11%

The carrying values of goodwill for each of our reporting units as of December 31, 2015 are as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Huron Healthcare	$610,264
Huron Education and Life Sciences	102,906
Financial Advisory	16,094
Enterprise Performance Management and Analytics	22,136
Total	$751,400
The carrying value of goodwill for the Huron Legal reporting unit immediately before the sale of that business was $59.5 million, which was written off as a result of the sale on December 31, 2015.
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $95.0 million at December 31, 2015 and primarily consist of customer relationships, trade names, customer contracts, technology and software, publishing content, and non-competition agreements, all of which were acquired through business combinations. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period.
Deferred tax assets and liabilities are recorded for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or the entire deferred tax asset will not be realized.
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

NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 “Summary of Significant Accounting Policies" within the notes to the consolidated financial statements for information on new accounting pronouncements.

SUBSEQUENT EVENT
Effective February 1, 2016, we completed our acquisition of MyRounding Solutions LLC ("MyRounding"), a Denver, Colorado-based firm specializing in digital health solutions to improve patient care. The addition of MyRounding strengthens Huron’s cultural transformation services for healthcare providers and expands the integration of Huron’s software and consulting solutions. The results of operations of MyRounding will be included within the Huron Healthcare segment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
The value of the Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $220.0 million as of December 31, 2015, which represents the liability component of the $250 million principal balance. The total estimated fair value of our Convertible Notes at December 31, 2015 was $248.0 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended December 31, 2015, which was $99.204 per $100 principal amount. At December 31, 2014, the carrying value of our Convertible Notes was $212.9 million, which represented the liability component of the $250 million principal balance, and the total estimated fair value of our Convertible Notes was $261.9 million, which was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the year ended December 31, 2014, which was $104.761 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At December 31, 2015, we had borrowings outstanding under the credit facility totaling $92.0 million that carried a weighted average interest rate of 2.4% including the effect of the interest rate swaps described below. As of December 31, 2015 these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swaps described below, which had a notional amount of $92.0 million at December 31, 2015. As our variable rate borrowings were fully hedged as of December 31, 2015, a change in the interest rate would have no impact on our consolidated financial statements. At December 31, 2014, our borrowings outstanding under the credit facility totaled $143.8 million and carried a weighted average interest rate of 2.3%, including the effect of the interest rate swaps described below; and a hypothetical 100 basis point change in the interest rate at that time would have had a $0.3 million effect on our pretax income, including the effect of the interest rate swaps. At December 31, 2014, the notional amount of the swap agreements in effect totaled $115.0 million.
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
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2015, the fair value of the investment was $34.8 million, with a total cost basis of $27.9 million. At December 31, 2014, the fair value of the investment was $12.3 million, with a cost basis of $12.5 million.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Company’s Consolidated Financial Statements and supplementary data begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Management excluded the internal controls of Studer Group in its annual assessment of the effectiveness of the Company’s internal control over financial reporting because it was acquired by the Company in a purchase business combination during 2015. Total assets and total revenues of Studer Group represent 2% and 11% of the Company's total assets and total revenues, respectively, as reported in our consolidated financial statements as of and for the year ended December 31, 2015.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers, Promoters and Control Persons
The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 29, 2016 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of December 31, 2015 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders (1):
2004 Omnibus Stock Plan	162,386	$26.69	—	(2)
2012 Omnibus Incentive Plan	36,617	$39.19	943,016
Stock Ownership Participation Program	—	$—	260,293
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	199,003	$28.99	1,203,309

(1)
Our 2012 Omnibus Incentive Plan was approved by our shareholders at our annual meeting held on May 1, 2012, and an amendment to the 2012 Omnibus Incentive Plan to increase the number of shares reserved for issuance thereunder by 850,000 shares was approved by our shareholders at our annual meeting held on May 2, 2014. Our Stock Ownership Participation Program was approved by our shareholders at our annual meeting held on May 1, 2015. Our 2004 Omnibus Stock Plan was approved by the existing shareholders prior to our initial public offering.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings and Other Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules—The financial statement schedules required by this item are included in the Consolidated Financial Statements and accompanying notes.

3.	Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 26, 2015, by and among Huron Consulting Group Inc., Texas Acquisition Inc., Studer Holdings, Inc. and Fortis Advisors LLC, solely in the capacity as stockholders’ and optionholders’ representative thereunder.			8-K		2.1	2/13/2015
2.2	Purchase Agreement, dated as of December 10, 2015, by and among Huron Consulting Group Inc., Huron Consulting Services LLC, Huron Consulting Group Holdings LLC, and Consilio, Inc.			8-K		2.1	1/7/2016
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.			10-K	12/31/2004	3.1	2/16/2005
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.			8-K		3.1	10/28/2015
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/2004
4.2	Indenture (including Form of Note) with respect to the Company’s 1.25% Convertible Senior Notes due 2019, dated as of September 10, 2014, between Huron Consulting Group Inc. and U.S. Bank National Association, as trustee.			8-K		10.1	9/16/2014
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/2004
10.2*	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan.			S-8		10.1	5/5/2010
10.3*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/2008	10.12	2/24/2009
10.4*	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.			8-K		10.1	1/14/2010

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.5*	Senior Management Agreement by and between Huron Consulting Group Inc. and Diane Ratekin.			8-K		10.1	3/22/2011
10.6*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K		10.1	7/19/2011
10.7	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/2012	10.17	2/21/2013
10.8	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/2012	10.18	2/21/2013
10.9	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/2012	10.19	2/21/2013
10.10	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/2013
10.11*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/2012	10.20	2/21/2013
10.12	Purchase Agreement, dated as of September 4, 2014, between Huron Consulting Group Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Representatives of the several Initial Purchasers.			8-K		10.1	9/5/2014
10.13	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.2	9/5/2014
10.14	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.3	9/5/2014
10.15	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.4	9/5/2014
10.16	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.5	9/5/2014
10.17	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.1	9/16/2014
10.18	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.2	9/16/2014

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.19	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.3	9/16/2014
10.20	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.4	9/16/2014
10.21*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement (Stock Ownership Participation Program).			10-K	12/31/2014	10.31	2/24/2015
10.22*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Performance Stock Unit Agreement.			10-K	12/31/2014	10.32	2/24/2015
10.23*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Stock Option Agreement.			10-K	12/31/2014	10.33	2/24/2015
10.24*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan NEO Performance Stock Unit Agreement.			10-K	12/31/2014	10.34	2/24/2015
10.25	Second Amended and Restated Credit Agreement, dated as of March 31, 2015, among Huron Consulting Group Inc., as Borrower, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Bank of Montreal and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.			8-K		10.1	4/2/2015
10.26	Second Amended and Restated Security Agreement, dated as of March 31, 2015.			8-K		10.2	4/2/2015
10.27	Second Amended and Restated Pledge Agreement, dated as of March 31, 2015.			8-K		10.3	4/2/2015
10.28*	Huron Consulting Group Inc. Stock Ownership Participation Program.			DEF 14A		Appendix A	3/20/2015
10.29*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated.	X
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ James H. Roth	President, Chief Executive Officer and Director	February 22, 2016
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

Signature	Title	Date

/s/ JAMES H. ROTH	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2016
James H. Roth

/s/ JOHN F. MCCARTNEY	Non-Executive Chairman of the Board	February 22, 2016
John F. McCartney

/s/ GEORGE E. MASSARO	Vice Chairman of the Board	February 22, 2016
George E. Massaro

/s/ C. MARK HUSSEY	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2016
C. Mark Hussey

/s/ JOHN D. KELLY	Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	February 22, 2016
John D. Kelly

/s/ JAMES D. EDWARDS	Director	February 22, 2016
James D. Edwards

/s/ H. EUGENE LOCKHART	Director	February 22, 2016
H. Eugene Lockhart

/s/ JOHN S. MOODY	Director	February 22, 2016
John S. Moody

/s/ DEBRA ZUMWALT	Director	February 22, 2016
Debra Zumwalt

HURON CONSULTING GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Huron Consulting Group Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and other comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Huron Consulting Group Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes in 2015.
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
As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Studer Group from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in a purchase business combination during 2015. We have also excluded Studer Group from our audit of internal control over financial reporting. Studer Group is a wholly-owned subsidiary whose total assets and total revenues represent 2% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
/s/ PricewaterhouseCoopers LLP
Chicago, IL
February 22, 2016

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$58,437	$256,872
Receivables from clients, net	85,297	76,490
Unbilled services, net	56,527	84,206
Income tax receivable	406	8,016
Deferred income taxes, net	—	14,629
Prepaid expenses and other current assets	28,922	13,583
Current assets of discontinued operations	—	32,363
Total current assets	229,589	486,159
Property and equipment, net	28,888	30,691
Long-term investment	34,831	12,250
Other non-current assets	24,460	19,920
Intangible assets, net	94,992	21,729
Goodwill	751,400	514,591
Non-current assets of discontinued operations	—	70,574
Total assets	$1,164,160	$1,155,914
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,220	$10,804
Accrued expenses	24,276	17,051
Accrued payroll and related benefits	80,839	105,522
Current maturities of long-term debt	—	28,750
Deferred revenues	19,086	12,469
Current liabilities of discontinued operations	—	1,780
Total current liabilities	131,421	176,376
Non-current liabilities:
Deferred compensation and other liabilities	23,768	11,221
Long-term debt, net of current portion	311,993	327,852
Deferred lease incentives	9,965	12,671
Deferred income taxes, net	34,688	26,657
Non-current liabilities of discontinued operations	—	503
Total non-current liabilities	380,414	378,904
Commitments and Contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,775,823 and 24,976,395 shares issued at December 31, 2015 and December 31, 2014, respectively	241	241
Treasury stock, at cost, 2,249,630 and 2,097,173 shares at December 31, 2015 and December 31, 2014, respectively	(103,734)	(94,074)
Additional paid-in capital	438,367	442,308
Retained earnings	313,866	254,814
Accumulated other comprehensive income (loss)	3,585	(2,655)
Total stockholders’ equity	652,325	600,634
Total liabilities and stockholders’ equity	$1,164,160	$1,155,914
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues and reimbursable expenses:
Revenues	$699,010	$627,686	$538,128
Reimbursable expenses	70,013	73,847	64,623
Total revenues and reimbursable expenses	769,023	701,533	602,751
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	401,915	384,277	323,398
Amortization of intangible assets and software development costs	16,788	4,590	2,660
Reimbursable expenses	69,932	73,855	64,665
Total direct costs and reimbursable expenses	488,635	462,722	390,723
Operating expenses and other operating gains:
Selling, general and administrative expenses	157,902	132,799	116,976
Restructuring charges	3,329	2,811	305
Litigation and other gains, net	(9,476)	(590)	(5,875)
Depreciation and amortization	25,135	15,451	10,723
Total operating expenses and other operating gains	176,890	150,471	122,129
Operating income	103,498	88,340	89,899
Other income (expense), net:
Interest expense, net of interest income	(18,136)	(8,679)	(6,475)
Other income (expense), net	(1,797)	400	353
Total other expense, net	(19,933)	(8,279)	(6,122)
Income from continuing operations before income tax expense	83,565	80,061	83,777
Income tax expense	21,670	33,059	32,200
Net income from continuing operations	61,895	47,002	51,577
Income (loss) from discontinued operations, net of tax	(2,843)	32,049	14,856
Net income	$59,052	$79,051	$66,433
Net earnings per basic share:
Net income from continuing operations	$2.80	$2.10	$2.31
Income (loss) from discontinued operations, net of tax	(0.13)	1.42	0.67
Net income	$2.67	$3.52	$2.98
Net earnings per diluted share:
Net income from continuing operations	$2.74	$2.05	$2.26
Income (loss) from discontinued operations, net of tax	(0.13)	1.40	0.66
Net income	$2.61	$3.45	$2.92
Weighted average shares used in calculating earnings per share:
Basic	22,136	22,431	22,322
Diluted	22,600	22,925	22,777
Comprehensive income:
Net income	$59,052	$79,051	$66,433
Foreign currency translation gain (loss), net of tax	1,817	(1,618)	89
Unrealized gain (loss) on investment, net of tax	4,435	(250)	—
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(12)	10	473
Other comprehensive income (loss)	6,240	(1,858)	562
Comprehensive income	$65,292	$77,193	$66,995
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	23,904,125	$240	(1,889,465)	$(83,715)	$420,825	$109,330	$(1,359)	$445,321
Comprehensive income						66,433	562	66,995
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	508,477	5	(82,674)	(2,927)	2,922			—
Exercise of stock options	40,859	—			198			198
Share-based compensation					17,084			17,084
Shares redeemed for employee tax withholdings			(31,565)	(1,449)				(1,449)
Income tax benefit on share-based compensation					2,115			2,115
Balance at December 31, 2013	24,453,461	$245	(2,003,704)	$(88,091)	$443,144	$175,763	$(797)	$530,264
Comprehensive income						79,051	(1,858)	77,193
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	429,482	4	(50,276)	(2,330)	2,326			—
Exercise of stock options	38,042	—			857			857
Share-based compensation					20,118			20,118
Shares redeemed for employee tax withholdings			(55,336)	(3,653)				(3,653)
Income tax benefit on share-based compensation					5,103			5,103
Equity component of convertible senior notes, net of tax and issuance costs					22,739			22,739
Purchase of convertible senior note hedges, net of tax					(25,612)			(25,612)
Issuance of warrants					23,625			23,625
Share repurchases	(805,392)	(8)			(49,992)			(50,000)
Balance at December 31, 2014	24,115,593	$241	(2,109,316)	$(94,074)	$442,308	$254,814	$(2,655)	$600,634
Comprehensive income						59,052	6,240	65,292
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	504,955	5	(42,797)	(2,506)	2,501			—
Business acquisition	28,486	—			2,204			2,204
Share-based compensation					22,484			22,484
Shares redeemed for employee tax withholdings			(109,967)	(7,154)				(7,154)
Income tax benefit on share-based compensation					3,456			3,456
Share repurchases	(583,880)	(5)			(34,586)			(34,591)
Balance at December 31, 2015	24,065,154	$241	(2,262,080)	$(103,734)	$438,367	$313,866	$3,585	$652,325
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$59,052	$79,051	$66,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,053	30,989	23,609
Share-based compensation	21,487	20,130	18,347
Amortization of debt discount and issuance costs	9,329	3,832	1,363
Allowances for doubtful accounts and unbilled services	1,025	5,918	4,411
Deferred income taxes	2,765	8,096	4,683
Loss on sale of business	2,303	—	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in receivables from clients	(2,836)	30,072	(21,731)
(Increase) decrease in unbilled services	31,696	(38,211)	(11,932)
(Increase) decrease in current income tax receivable / payable, net	8,818	(10,773)	(5,027)
(Increase) decrease in other assets	(14,742)	2,324	(174)
Increase (decrease) in accounts payable and accrued liabilities	7,679	9,164	1,514
Increase (decrease) in accrued payroll and related benefits	(25,221)	8,835	34,724
Increase (decrease) in deferred revenues	4,859	(2,974)	(962)
Net cash provided by operating activities	164,267	146,453	115,258
Cash flows from investing activities:
Purchases of property and equipment	(18,571)	(25,913)	(20,225)
Investment in life insurance policies	(5,804)	(1,775)	(1,002)
Purchases of businesses, net of cash acquired	(339,966)	(53,971)	(30,297)
Purchases of convertible debt investment	(15,438)	(12,500)	—
Capitalization of internally developed software	(866)	—	(1,572)
Proceeds from note receivable	—	328	438
Proceeds from sale of business, net of cash sold	108,487	—	—
Net cash used in investing activities	(272,158)	(93,831)	(52,658)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	857	198
Shares redeemed for employee tax withholdings	(7,154)	(3,653)	(1,449)
Tax benefit from share-based compensation	3,588	5,107	2,354
Share repurchases	(34,591)	(50,000)	—
Proceeds from borrowings under credit facility	314,000	129,000	96,000
Repayments on credit facility	(365,750)	(154,000)	(119,750)
Proceeds from convertible senior notes issuance	—	250,000	—
Proceeds from sale of warrants	—	23,625	—
Payments for convertible senior note hedges	—	(42,125)	—
Payments for debt issuance costs	—	(7,346)	(1,155)
Payments of capital lease obligations	(48)	(79)	(19)
Deferred payments for purchase of property and equipment	—	(471)	(471)
Deferred acquisition payments	—	(4,745)	(5,356)
Net cash provided by (used in) financing activities	(89,955)	146,170	(29,648)
Effect of exchange rate changes on cash	(589)	(51)	17
Net increase (decrease) in cash and cash equivalents	(198,435)	198,741	32,969
Cash and cash equivalents at beginning of the period	256,872	58,131	25,162
Cash and cash equivalents at end of the period	$58,437	$256,872	$58,131
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$2,089	$3,533	$4,548
Contingent consideration related to business acquisitions	$2,963	$816	$—
Common stock issued related to business acquisitions	$2,204	$—	$—
Cash paid during the year for:
Interest	$9,274	$4,006	$4,912
Income taxes	$10,955	$31,815	$45,658
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1. Description of Business
Huron is a global professional services firm focused on assisting clients with their most complex business issues by delivering high-value, quality solutions to support their long-term strategic objectives. Huron specializes in serving clients in the healthcare, higher education, life sciences, and commercial sectors as these organizations face significant transformational change and regulatory or economic pressures in dynamic market environments. With its deep industry and technical expertise, Huron provides advisory, consulting, technology, and analytic solutions to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, and governmental entities.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements reflect the financial position at December 31, 2015 and 2014, and the results of operations and cash flows for the years ended December 31, 2015, 2014, and 2013.
Certain amounts reported in previous years have been reclassified to conform to the 2015 presentation. The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
During 2015, we began evaluating strategic alternatives related to our Huron Legal segment, including the potential divestiture of the practice. On December 10, 2015, we entered into an agreement to sell our Huron Legal segment to Consilio, Inc. ("Consilio"). Pursuant to the agreement, Consilio acquired substantially all of the assets and assumed certain liabilities of Huron Legal, and acquired all issued and outstanding equity interests in certain entities wholly owned by the Company. As a result of the divestiture, the operating results of Huron Legal are reported as “discontinued operations.” All other operations of the business are considered “continuing operations.” Amounts previously reported have been reclassified to conform to this presentation in accordance with Financial Accounting Standards Board (“FASB”) ASC 205, Presentation of Financial Statements to allow for meaningful comparison of continuing operations. Unless indicated otherwise, the information presented in the notes to the consolidated financial statements relates to our continuing operations and does not include results of Huron Legal. See Note 3 “Discontinued Operations” for additional information on our discontinued operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from these estimates and assumptions.
Revenue Recognition
We recognize revenues in accordance with ASC 605, Revenue Recognition. Under ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under four types of billing arrangements: fixed-fee (including software license revenue), time-and-expense, performance-based, and software support and maintenance and subscriptions.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client's expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Studer Group solution are fixed-fee partner contracts with multiple deliverables, which primarily consist of coaching services, as well as seminars, materials and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts are recognized at the time the service is provided. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.
We also generate revenues from software licenses for our revenue cycle management software and research administration and compliance software. Licenses for our revenue cycle management software are sold only as a component of our consulting projects, and the

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

services we provide are essential to the functionality of the software. Therefore, revenues from these software licenses are recognized over the term of the related consulting services contract in accordance with ASC 605. License revenue from our research administration and compliance software is recognized in accordance with ASC 985-605, generally in the month in which the software is delivered.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publication orders purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense arrangements as the related services or publications are delivered.
In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. The software support and maintenance and subscription-based revenues are recognized ratably over the support or subscription period, which ranges from one to three years. These fees are billed in advance and included in deferred revenues until recognized.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Concentrations of Credit Risk
To the extent receivables from clients become delinquent, collection activities commence. No single client balance is considered large enough to pose a material credit risk. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable, and bill and collect unbilled services. Management does not anticipate incurring losses on accounts receivable in excess of established allowances. See Note 18 “Segment Information” for concentration of accounts receivable and unbilled services.
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
Investments
Our long-term investment consists of our convertible debt investment in Shorelight Holdings, LLC. We classified the investment as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. The investment is carried at fair value with unrealized holding gains and losses reported in other comprehensive income (loss). When the investment is in an unrealized loss position, we assess whether the investment is other than temporarily impaired. We consider impairments to be other than temporary if they are related to significant credit deterioration or if it is likely we will sell the security before the recovery of its cost basis. We have not identified any other than temporary impairments for our convertible debt investment. In the event there are realized gains and losses or declines in value judged to be other than temporary, we will record the amount in earnings. See Note 12 “Fair Value of Financial Instruments” for further information on our convertible debt investment.
Fair Value of Financial Instruments
See Note 12 “Fair Value of Financial Instruments” for the accounting policies used to measure the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis.
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
Software Development Costs
We expense development costs for software products that will be sold, leased, or otherwise marketed until technological feasibility has been established. Similarly, we expense all development costs after the software is available for general release to customers. During the period between the establishment of technological feasibility and availability for general release to customers, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized development costs are amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify capitalized development costs for software products to be sold, leased, or otherwise marketed as other non-current assets on our consolidated balance sheet. Unamortized capitalized software development costs were $1.4 million at both December 31, 2015 and 2014. During the years ended December 31, 2015, 2014, and 2013, we amortized $1.0 million, $0.8 million, and $0.2 million, respectively, of capitalized software development costs.
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. No impairment charges for long-lived assets were recorded in 2015, 2014, or 2013.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Intangible Assets Other Than Goodwill
We account for intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. This Topic requires that certain identifiable intangible assets be amortized over their expected useful lives using a method that reflects the economic benefit expected to be derived from the assets or on a straight-line basis. Intangible assets are reviewed for impairment in a similar manner to our long-lived assets described above. No impairment charges for intangible assets were recorded in 2015, 2014, or 2013.
Goodwill
For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. We are required to test goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. We have five reporting units, which consist of our Huron Healthcare, Huron Education and Life Sciences, and All Other operating segments, and our Financial Advisory practice and Enterprise Performance Management and Analytics (“EPM&A”) practice, which together make up our Huron Business Advisory operating segment.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis.
Pursuant to our policy, we performed the annual goodwill impairment test as of November 30, 2015 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2015 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2015, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
See Note 5 “Goodwill and Intangible Assets” for information regarding our recent goodwill impairment tests.
Business Combinations
We use the acquisition method of accounting in accordance with ASC 805, Business Combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. Refer to Note 12 “Fair Value of Financial Instruments” for further information regarding our contingent acquisition liability balances.
Deferred Lease Incentives
We record as non-current the portion of the deferred lease incentive liability that we expect to recognize over a period greater than one year. The non-current portion of the deferred lease incentive liability totaled $10.0 million and $12.7 million at December 31, 2015 and 2014, respectively, and was primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The portion of the deferred lease incentive corresponding to the rent payments that will be paid within 12 months of the balance sheet date is classified as current liabilities. We monitor the classification of such liabilities based on the expectation of their utilization periods.
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
Sponsorship and Advertising Costs
Sponsorship and advertising costs are expensed as incurred. Such expenses for 2015, 2014, and 2013 totaled $6.4 million, $6.0 million, and $4.6 million, respectively, and are a component of selling, general and administrative expenses on our consolidated statement of earnings.
Convertible Senior Notes
In September 2014, we issued $250 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”) in a private offering. In accordance with ASC 470, Debt, we have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using the effective interest method over the term of the Convertible Notes. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification. Refer to Note 7 “Financing Arrangements” for further information regarding the Convertible Notes.
Debt Issuance Costs
We amortize the costs we incur to obtain debt financing over the contractual life of the related debt using the effective interest method for non-revolving debt and the straight-line method for revolving debt. The amortization expense is included in interest expense, net of interest income in our statement of earnings. Unamortized debt issuance costs attributable to our revolving credit facility are included as a component of prepaid expenses and other current assets and other non-current assets.
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
Foreign currency transaction gains and losses are included in other income, net on the statement of earnings. We recognized $1.6 million of foreign currency transaction losses in 2015 and immaterial foreign currency transaction losses in 2014 and 2013.

Segment Reporting
ASC 280, Segment Reporting, establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas, and major customers. Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under four operating segments, which are reportable segments: Huron Healthcare, Huron Education and Life Sciences, Huron Business Advisory, and All Other.
During the fourth quarter of 2015, we divested the Huron Legal segment. Refer to Note 3 “Discontinued Operations” for additional information on the divestiture.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

New Accounting Pronouncements
In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The updated guidance is effective for us beginning January 1, 2018. We are currently evaluating the potential effect this guidance will have on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred taxes in the statement of financial position. The amendments to the guidance require that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The updated guidance is effective for us beginning January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. This guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt the amendments to this guidance beginning with this Annual Report on Form 10-K for the year ended December 31, 2015 and apply the amendments prospectively. As a result, we reclassed $14.5 million of net current deferred tax assets to non-current deferred income taxes, net on the consolidated balance sheet as of December 31, 2015. Prior periods were not retrospectively adjusted.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for us beginning in the first quarter of 2016 with early adoption permitted. The guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments to the guidance require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for us beginning in the first quarter of 2016 and will be applied on a retrospective basis. Upon adoption of these amendments, we expect to reclassify debt issuance costs of $1.2 million included in prepaid expenses and other current assets and $3.4 million included in other non-current assets to long-term debt, net of current portion on our consolidated balance sheet as of December 31, 2015.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810, Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance, which could change consolidation conclusions. This guidance will be effective for us beginning in the first quarter of 2016 and early adoption is permitted. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09, as amended, is effective for us beginning in the first quarter of 2018 and is to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption will be permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016). We are currently evaluating the potential effect of adopting this guidance on our consolidated financial statements, as well as the transition methods.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

3. Discontinued Operations
During 2015, we began evaluating strategic alternatives related to our Huron Legal segment, including the potential divestiture of the practice. On December 10, 2015, we entered into an agreement to sell Huron Legal to Consilio, Inc. ("Consilio"). Pursuant to the agreement, Consilio acquired substantially all of the assets and assumed certain liabilities of Huron Legal, and acquired all issued and outstanding equity interests in certain entities wholly owned by the Company. Huron Legal provides eDiscovery services, consulting services and contract management services related to law department management, information governance and compliance, legal discovery, litigation management, and legal analytics to legal departments, law firms and companies in connection with their eDiscovery, law department operations and contract and litigation management needs.
The sale closed on December 31, 2015, at which time we received proceeds of $110.1 million, which consisted of the following:

Fair value of consideration received
Gross cash proceeds	$112,000
Estimated net working capital adjustment	4,536
Transaction costs and other closing payments	(6,402)
Total	$110,134
The divestiture of the Huron Legal segment represents a strategic shift that has a major effect on our operations and financial results as contemplated under ASC 205-20, Presentation of Financial Statements - Discontinued Operations. As such, the operations of our Huron Legal segment have been reclassified as discontinued operations in our consolidated statements of earnings for the years ended December 31, 2015, 2014 and 2013 and in our consolidated balance sheets as of December 31, 2015 and 2014. We recognized a pretax disposal loss of $2.3 million, which is reported in discontinued operations for the year ended December 31, 2015.
As of December 31, 2015, no assets or liabilities of the disposed business remained on our consolidated balance sheet. The following table summarizes Huron Legal's assets and liabilities classified as discontinued operations as of December 31, 2014.

December 31, 2014
Assets
Current assets:
Receivables from clients, net	$22,150
Unbilled services, net	7,186
Prepaid expenses and other current assets	3,027
Total current assets of discontinued operations	$32,363
Non-current assets:
Property and equipment, net	$13,986
Other non-current assets	1,078
Intangible assets, net	2,955
Goodwill	52,555
Total non-current assets of discontinued operations	$70,574
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	1,780
Total current liabilities of discontinued operations	$1,780
Non-current liabilities:
Deferred compensation and other liabilities	$503
Total non-current liabilities of discontinued operations	$503

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below summarizes the operating results of Huron Legal for the years ended December 31, 2015, 2014, and 2013.

	For the Year Ended December 31,
	2015	2014	2013
Revenues and reimbursable expenses:
Revenues	$139,430	$183,646	$182,394
Reimbursable expenses	3,148	4,028	2,644
Total revenues and reimbursable expenses	142,578	187,674	185,038
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	95,247	115,894	120,141
Amortization of intangible assets and software development costs	233	298	431
Reimbursable expenses	3,153	4,001	2,655
Total direct costs and reimbursable expenses	98,633	120,193	123,227
Operating expenses and other operating gains:
Selling, general and administrative expenses	20,640	22,635	21,562
Restructuring charges (1)	13,341	627	456
Other gains	(900)	—	—
Depreciation and amortization	9,605	9,563	9,787
Total operating expenses and other operating gains	42,686	32,825	31,805
Operating income	1,259	34,656	30,006
Other expense, net	(13)	(109)	(144)
Income from discontinued operations before income tax expense	1,246	34,547	29,862
Loss on disposal	(2,303)	—	—
Total income (loss) from discontinued operations before income tax expense	(1,057)	34,547	29,862
Income tax expense (2)	1,786	2,498	14,976
Net income (loss) from discontinued operations	$(2,843)	$32,049	$14,886
(1)     During 2015, the Huron Legal segment incurred a $13.3 million restructuring charge. Of the $13.3 million, $6.1 million related to accelerated depreciation on assets disposed of as a result of the sale, $5.1 million related to employee costs incurred in connection with the sale, $1.1 million related to the accrual of our remaining lease obligations for vacated spaces, net of estimated sublease income, and $1.0 million related to severance costs incurred from prior workforce reductions.
(2)     See Note 16 "Income Taxes" for additional detail on the income tax expense recognized for discontinued operations.
The table below summarizes the amounts reflected in our consolidated statements of cash flows that relate to the discontinued operations for the years ended December 31, 2015, 2014, and 2013.

	For the Year Ended December 31,
	2015	2014	2013
Depreciation and amortization	$15,974	$9,861	$10,218
Share-based compensation	$2,215	$1,374	$2,299
Purchases of property and equipment	$6,234	$11,910	$6,888
Significant noncash investing items of discontinued operations:
Property and equipment expenditures included in accounts payable and accrued expenses	$—	$1,464	$3,124
Contingent consideration related to business acquisitions	$900	$—	$—

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

In connection with the sale of Huron Legal, we entered into a transition services agreement ("TSA") with Consilio, whereby Huron will provide certain post-closing services and support to Consilio to facilitate an orderly transfer of the Huron Legal business operations. Billings under the TSA will be recorded as a reduction of the costs to provide the respective service, primarily in selling, general and administrative expenses in the consolidated statements of earnings. Services under the TSA began on January 1, 2016 and are expected to continue for six to twelve months. Other than the TSA, we have no continuing involvement with the Huron Legal segment.
4. Acquisitions
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
The acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the acquisition date.

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
Studer Group’s results of operations have been included in our consolidated statements of earnings and other comprehensive income and results of operations of our Huron Healthcare segment from the date of acquisition. For the twelve months ended December 31, 2015, revenues from Studer Group were $79.9 million and operating income was $5.1 million, which included $21.3 million of amortization expense for intangible assets acquired. In connection with the acquisition of Studer Group, we incurred $2.1 million of transaction and acquisition-related expenses, $0.9 million of which were incurred in 2014, and $1.2 million of which were incurred in 2015. These costs are recorded in selling, general and administrative expenses in the period in which they were incurred.
The following supplemental pro forma information summarizes the combined results of operations for Huron and Studer Group as though the companies were combined on January 1, 2014.

	For the Year Ended
	December 31,
	2015	2014
Revenues	$709,813	$705,285
Net income from continuing operations	$63,600	$44,495
Net income from continuing operations per share - basic	$2.87	$1.98
Net income from continuing operations per share - diluted	$2.81	$1.94
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
Sky Analytics, Inc.
Effective January 1, 2015, we completed the acquisition of Sky Analytics, Inc. ("Sky Analytics"), a Massachusetts-based provider of legal spend management software for corporate law departments. The acquisition date fair value of the consideration transferred totaled $9.7 million, which included cash of $8.8 million and the fair value of contingent consideration of $0.9 million. Sky Analytics' results of operations have been included in the results of operations of our Huron Legal segment from the date of acquisition, and classified as discontinued

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

operations upon the sale of the Huron Legal segment in the fourth quarter of 2015. Refer to Note 3 "Discontinued Operations" for additional detail on the sale of the Huron Legal segment.
Rittman Mead India
Effective July 1, 2015, we completed the acquisition of Rittman Mead Consulting Private Limited ("Rittman Mead India"), the India affiliate of Rittman Mead Consulting Ltd. Rittman Mead India is a data and analytics consulting firm that specializes in the implementation of enterprise performance management and analytics systems. The acquisition date fair value of the consideration transferred totaled $1.2 million. Rittman Mead India's results of operations have been included in our consolidated financial statements and results of operations of our Huron Business Advisory segment from the date of acquisition.
Cloud62, Inc.
Effective October 1, 2015, we completed the acquisition of Cloud62, Inc. ("Cloud62"), a New York-based consulting firm specializing in Salesforce.com implementations and related cloud-based applications. The acquisition date fair value of the consideration transferred totaled $9.2 million, which included cash of $7.1 million and the fair value of contingent consideration of $2.1 million. As part of the purchase price allocation, we recorded $4.2 million of intangible assets and $4.4 million of goodwill. Cloud62's results of operations have been included in our consolidated financial statements and results of operations of our Huron Business Advisory segment from the date of acquisition.
The Frankel Group Associates LLC
During the first quarter of 2014, we completed the acquisition of The Frankel Group Associates LLC, a New York-based life sciences consulting firm, within the Huron Education and Life Sciences segment. The acquisition date fair value of the consideration transferred totaled $18.0 million, which included the fair value of contingent consideration of $0.6 million. As part of the purchase price allocation, we recorded $5.7 million of intangible assets and $8.3 million of goodwill.
Vonlay, LLC
During the second quarter of 2014, we completed the acquisition of Vonlay, LLC, a healthcare technology consulting firm, within the Huron Healthcare segment. The fair value of the consideration transferred totaled $34.5 million. As part of the purchase price allocation, we recorded $8.3 million of intangible assets and $21.7 million of goodwill.
Threshold Consulting, Inc.
During the fourth quarter of 2014, we completed the acquisition of Threshold Consulting, Inc., a provider of cloud-based software as a service applications, data warehousing and business intelligence solutions, as well as customer relationship management consulting services, within the Huron Business Advisory segment. The fair value of the consideration transferred totaled $2.1 million, which included the fair value of contingent consideration of $0.2 million. As part of the purchase price allocation, we recorded $0.6 million of intangible assets and $1.5 million of goodwill.
Blue Stone International, LLC
During 2013, we completed the acquisition of Blue Stone International, LLC, a Chicago-based provider of professional services supporting Oracle enterprise performance management, information management and business intelligence solutions. The aggregate fair value of the consideration transferred totaled $30.0 million. We recorded $8.8 million of intangible assets and $17.1 million of goodwill related to this acquisition. Blue Stone's results of operations have been included in our consolidated financial statements and results of operations of our Huron Business Advisory segment from the date of acquisition.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

5. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2015 and 2014.

	Huron Healthcare	Huron Education and Life Sciences	Huron Business Advisory	Total
Balance as of December 31, 2013:
Goodwill	$355,880	$111,504	$159,077	$626,461
Accumulated impairment losses	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2013	355,880	111,504	16,094	483,478
Goodwill recorded in connection with business combinations(1)	21,708	8,308	1,489	31,505
Goodwill reallocation(2)	—	(16,744)	16,744	—
Foreign currency translation	—	(162)	(230)	(392)
Balance as of December 31, 2014:
Goodwill	377,588	102,906	177,080	657,574
Accumulated impairment losses	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2014	$377,588	$102,906	$34,097	$514,591
Goodwill recorded in connection with business combinations(1)	232,676	—	4,874	237,550
Foreign currency translation	—	—	(741)	(741)
Balance as of December 31, 2015:
Goodwill	610,264	102,906	181,213	894,383
Accumulated impairment losses	—	—	(142,983)	(142,983)
Balance as of December 31, 2015(3)	$610,264	$102,906	$38,230	$751,400

(1)	Refer to Note 4 "Acquisitions" for additional information on the goodwill recorded in connection with business combinations.

(2)
During the first quarter of 2014, we reorganized our internal operating structure to better align our service offerings and moved our Enterprise Performance Management and Analytics (“EPM&A”) practice (formerly referred to as Blue Stone International, LLC, a business which we acquired during the fourth quarter of 2013) from the Huron Education and Life Sciences segment to the Huron Business Advisory segment. As a result of this change, we reassigned the goodwill balance of the EPM&A practice, which totaled $16.7 million as of March 31, 2014, from the Huron Education and Life Sciences reporting unit to the EPM&A reporting unit, which is part of the Huron Business Advisory segment.

(3)
In connection with the sale of the Huron Legal segment in 2015, we wrote off $59.5 million of goodwill, which represents the Huron Legal segment goodwill carrying balance as of the closing date. Refer to Note 3 "Discontinued Operations" for additional information on the sale.

First Quarter 2015 Goodwill Impairment Test
During the first three months of 2015, the operating results for Huron Legal were generally in line with management’s expectations for the quarter but still significantly below the results achieved during the first three quarters of 2014. Given the increase in the reporting unit’s carrying value as a result of the Sky Analytics acquisition and weakened results compared to the first nine months of 2014, we performed an interim impairment test for the goodwill balances within our Huron Legal reporting unit as of March 31, 2015. Our goodwill impairment test was performed using the quantitative two-step process. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of our Huron Legal reporting unit exceeded its carrying value, and, therefore, the second step of the goodwill impairment test was not necessary.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

2015 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2015 on our five reporting units with goodwill balances: Huron Healthcare, Huron Education and Life Sciences, Financial Advisory, EPM&A, and Huron Legal, which was subsequently sold in December 2015. Our All Other reporting unit does not have a goodwill balance.
For each reporting unit, we reviewed goodwill for impairment utilizing the quantitative two-step process. We performed the first step of the quantitative two-step impairment test by comparing the fair value of each reporting unit to its respective carrying amount, including goodwill. Based on the results of the first step of the goodwill impairment test, we determined that the fair values of all reporting units exceeded their carrying value. Therefore, the second step of the goodwill impairment test was not necessary.
Intangible Assets
Intangible assets as of December 31, 2015 and 2014 consisted of the following:

		December 31,
		2015		2014
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	1 to 4	$25,332	$11,943	$243	$71
Customer relationships	5 to 13	79,449	22,360	33,586	15,168
Non-competition agreements	2 to 5	3,415	1,498	3,005	758
Trade names	5	22,800	5,396	40	27
Technology and software	3	4,180	1,324	4,321	3,461
Publishing content	3	3,300	963	—	—
License	2	—	—	50	31
Total		$138,476	$43,484	$41,245	$19,516
In connection with the sale of the Huron Legal segment in 2015, we wrote off $3.3 million of intangible assets, which represents the Huron Legal segment intangible asset carrying balance as of the closing date. Refer to Note 3 "Discontinued Operations" for additional information on the sale.
Identifiable intangible assets with finite lives are amortized over their estimated useful lives. The majority of the customer relationships, as well as the customer contracts and the trade name acquired in the acquisition of Studer Group, are amortized on an accelerated basis to correspond to the cash flows expected to be derived from these assets. All other intangible assets are amortized on a straight-line basis.
Intangible assets amortization expense for the years ended December 31, 2015, 2014, and 2013 was $28.7 million, $8.9 million, and $3.9 million, respectively. The table below sets forth the estimated annual amortization expense for the next five years for the intangible assets recorded as of December 31, 2015.

Year Ending December 31,	Estimated Amortization Expense
2016	$29,082
2017	$25,069
2018	$14,987
2019	$9,427
2020	$5,830
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

6. Property and Equipment, Net
Depreciation expense for property and equipment was $12.3 million, $10.3 million, and $9.2 million for 2015, 2014, and 2013, respectively. Property and equipment at December 31, 2015 and 2014 are detailed below:

	December 31,
	2015	2014
Computers, related equipment, and software	$48,033	$65,464
Leasehold improvements	32,163	40,701
Furniture and fixtures	12,891	15,908
Assets under capital lease	409	925
Assets under construction	261	594
Property and equipment	93,757	123,592
Accumulated depreciation and amortization	(64,869)	(92,901)
Property and equipment, net	$28,888	$30,691

7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	December 31,
	2015	2014
1.25% convertible senior notes due 2019	$219,993	$212,852
Senior secured credit facility	92,000	143,750
Total debt	311,993	356,602
Current maturities of debt	—	(28,750)
Long-term debt, net of current portion	$311,993	$327,852

A summary of the scheduled maturities of our debt follows:

Scheduled Maturities of Long-Term Debt
2016	$—
2017	$—
2018	$—
2019	$250,000
2020	$92,000
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
In accordance with ASC 470, Debt, we have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of December 31, 2015, the remaining life of the Convertible Notes is 3.8 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2015 and 2014, the Convertible Notes consisted of the following:

	December 31,
	2015	2014
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(30,007)	(37,148)
Net carrying amount	$219,993	$212,852
Equity component(1)	$39,287	$39,287
(1)Included in Additional paid-in capital on the consolidated balance sheet.
The transaction costs related to the issuance of the Convertible Notes were separated into liability and equity components based on their relative values, as determined above. Transaction costs attributable to the liability component are capitalized and amortized to interest expense over the term of the Convertible Notes, and transaction costs attributable to the equity component were netted with the equity component of the Convertible Notes in stockholders’ equity. Total debt issuance costs were $7.3 million, of which $6.2 million was allocated to liability issuance costs and $1.1 million was allocated to equity issuance costs.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	Year Ended December 31,
	2015	2014
Contractual interest coupon	$3,125	$964
Amortization of debt issuance costs	1,180	360
Amortization of debt discount	7,141	2,139
Total interest expense recognized	$11,446	$3,463
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At December 31, 2015, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.09 to 1.00 and a Consolidated Interest Coverage Ratio of 15.70 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at December 31, 2015 totaled $92.0 million. These borrowings carried a weighted average interest rate of 2.4%, including the effect of the interest rate swaps described below in Note 11 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Existing Credit Agreement at December 31, 2014 were $143.8 million and carried a weighted average interest rate of 2.3%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2015, we had outstanding letters of credit totaling $4.8 million, which are primarily used as security deposits for our office facilities. As of December 31, 2015, the unused borrowing capacity under the revolving credit facility was $403.2 million.
8. Capital Structure
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2015 and 2014, no such preferred stock has been approved or issued.

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

	Year Ended December 31,
	2015	2014	2013
Net income from continuing operations	$61,895	$47,002	$51,577
Income (loss) from discontinued operations, net of tax	(2,843)	32,049	14,856
Net income	$59,052	$79,051	$66,433
Weighted average common shares outstanding—basic	22,136	22,431	22,322
Weighted average common stock equivalents	464	494	455
Weighted average common shares outstanding—diluted	22,600	22,925	22,777
Net earnings per basic share:
Net income from continuing operations	$2.80	$2.10	$2.31
Income (loss) from discontinued operations, net of tax	(0.13)	1.42	0.67
Net income	$2.67	$3.52	$2.98
Net earnings per diluted share:
Net income from continuing operations	$2.74	$2.05	$2.26
Income (loss) from discontinued operations, net of tax	(0.13)	1.40	0.66
Net income	$2.61	$3.45	$2.92
The anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of December 31,
	2015	2014	2013
Unvested restricted stock awards	21	17	—
Outstanding common stock options	—	—	76
Convertible senior notes	3,129	3,129	—
Warrants related to the issuance of convertible senior notes	3,129	3,129	—
Total anti-dilutive securities	6,279	6,275	76
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
In October 2014, our board of directors authorized an additional share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). In October 2015, our board of directors authorized an extension of the October 2014 Share Repurchase Program through October 31, 2016; and in December 2015, our board of directors increased the authorized amount to $125 million. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. No shares were repurchased under this program in 2014. During the twelve months ended December 31, 2015, we repurchased 583,880 shares at an average cost of $59.24 per share.

10. Restructuring Charges
During 2015, we incurred $3.3 million of pretax restructuring expense. This expense primarily consisted of the following charges:
Office exit costs - In 2015, we incurred $0.5 million of office exit costs primarily related to updated assumptions for the lease accrual of the Washington, D.C. space vacated in the fourth quarter of 2014.
Severance - In 2015, we incurred $2.8 million of severance expense to better align our resources with market demand.
Of the $3.3 million pretax restructuring expense, $1.2 million was incurred by our Healthcare segment, $1.1 million was incurred by our All Other segment as we wind down our public sector consulting practice and our foreign consulting operations based in the Middle East, and $1.0 million was incurred from corporate operations.
During 2014, we incurred $2.8 million of pretax restructuring expense. This expense primarily consisted of the following charges:
Office exit costs - In 2014, we incurred charges totaling $1.8 million related to the consolidation of office space in Washington, D.C., Chicago, and New York, and the closure of our office in San Diego. The charges primarily consisted of the accrual of remaining lease obligations at vacated spaces, net of estimated sublease income. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014.
Accelerated depreciation - We incurred $0.9 million of accelerated depreciation expense on leasehold improvements at our vacated offices discussed above.
Contract termination costs - In the fourth quarter of 2014, we paid $0.1 million for the early termination of certain telecom contracts related to the vacated office space in San Diego.
All of the $2.8 million pretax restructuring expense incurred in 2014 was related to corporate operations.
During 2013, we incurred $0.3 million of pretax restructuring expense. This expense primarily consisted of the early termination of certain computer lease contracts related to the integration of our Blue Stone acquisition.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the years ended December 31, 2015 and 2014.

	Employee Costs	Office Space Reductions	Total
Balance as of December 31, 2013	$98	$752	$850
Additions (1)(2)	188	2,837	3,025
Payments	(280)	(1,385)	(1,665)
Adjustments	—	—	—
Balance as of December 31, 2014	6	2,204	2,210
Additions (1)(2)	7,209	5,820	13,029
Payments	(4,938)	(2,014)	(6,952)
Adjustments (3)	46	369	415
Balance as of December 31, 2015	$2,323	$6,379	$8,702

(1)
Additions for the years ended December 31, 2015 and 2014 include $10.2 million and $0.4 million, respectively, related to discontinued operations. Refer to Note 3 "Discontinued Operations" for additional information on our discontinued operation.

(2)
Additions for the years ended December 31, 2015 and 2014 exclude $3.5 million and $0.2 million, respectively, of net noncash restructuring charges as these items do not result in a restructuring charge liability.

(3)	Adjustments to office space reductions represents changes in sublease assumptions and reductions in our remaining lease obligations.
As of December 31, 2015, our restructuring charge liability related to office space reductions of $6.4 million represented the present value of remaining lease payments, net of estimated sublease income, primarily for our vacated office spaces in Washington, D.C., New York, and Houston. The $2.3 million restructuring charge liability related to employee costs at December 31, 2015 is expected to be paid in 2016. The restructuring charge liability is included as a component of accrued expenses and deferred compensation and other liabilities.
11. Derivative Instruments and Hedging Activity
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
ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of December 31, 2015, it was anticipated that $0.1 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the twelve months ended December 31, 2015, inclusive of consideration of our credit facility amendment discussed in Note 7 “Financing Arrangements.”

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of December 31, 2015 and December 31, 2014.

	Fair Value (Derivative Asset and Liability) December 31,
Balance Sheet Location	2015	2014
Other non-current assets	$86	$516
Accrued expenses	$242	$643
Deferred compensation and other liabilities	$—	$10
All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on our consolidated balance sheet. All of the Company’s derivative instruments as of December 31, 2015 and 2014 were held with the same counterparty.
We do not use derivative instruments for trading or other speculative purposes. Refer to Note 13 “Other Comprehensive Income (Loss)” for additional information on our derivative instruments.

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

The table below sets forth the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets:
Promissory note	$—	$—	$2,309	$2,309
Convertible debt investment	—	—	34,831	34,831
Total assets	$—	$—	$37,140	$37,140
Liabilities:
Interest rate swaps	$—	$156	$—	$156
Contingent consideration for business acquisitions	—	—	2,063	2,063
Total liabilities	$—	$156	$2,063	$2,219
December 31, 2014
Assets:
Promissory note	$—	$—	$2,137	$2,137
Interest rate swaps	—	172	—	172
Convertible debt investment	—	—	12,250	12,250
Total assets	$—	$172	$14,387	$14,559
Liabilities:
Interest rate swaps	$—	$309	$—	$309
Contingent consideration for business acquisitions	—	—	226	226
Total liabilities	$—	$309	$226	$535

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Promissory note:    As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to us annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. The increase in the fair value of the note during 2015 reflects the accretion of interest income in excess of interest payments received. The portion of the note expected to be received in the next twelve months is recorded as a receivable in prepaid expenses and other current assets. The remaining portion of the note is recorded in other non-current assets.

Interest rate swaps:    The fair value of the interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.
Convertible debt investment:    In the third quarter of 2014, we invested $12.5 million, in the form of zero coupon convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education, a U.S.-based company that partners with leading nonprofit universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. In 2015, we invested an additional $15.4 million in convertible notes of Shorelight, increasing the cost basis of our investment to $27.9 million. The notes will mature on July 1, 2020, unless converted earlier.
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimated the fair value of our investment using a Monte Carlo simulation model, cash flow projections discounted at a risk-adjusted rate, and certain assumptions related to equity volatility, default probability, and recovery rate, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. An unrealized pretax gain of $7.1 million was recorded in other comprehensive income for the twelve months ended December 31, 2015. The fair value of the convertible debt investment is recorded in long-term investment.
Contingent acquisition liability:    We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent consideration is reassessed on a quarterly basis based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in the earnings of that period. During the year ended December 31, 2015, we recorded a $2.1 million contingent consideration liability for an acquisition that was completed during 2015. In addition, we determined that the fair value of another contingent consideration liability for a separate acquisition that was also completed during 2015 had declined to zero and recorded a remeasurement gain of $0.3 million. Refer to Note 5 “Goodwill and Intangible Assets” for information on the acquisitions completed in 2015. The fair value of the contingent acquisition liability is recorded in accrued consideration for business acquisitions.

Financial assets and liabilities not recorded at fair value are as follows:
Senior Secured Credit Facility
The carrying value of our borrowings outstanding under senior secured credit facility is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the senior secured credit facility bears interest at variable rates based on market rates as set forth in the Amended Credit Agreement. Refer to Note 7 “Financing Arrangements.”

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$219,993	$248,010	$212,852	$261,903
The difference between the $250 million principal amount of the Convertible Notes and the carrying amounts represents the unamortized debt discount. As of December 31, 2015 and 2014, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 7 “Financing Arrangements” for additional details of our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market on December 31, 2015 and 2014, which is a Level 2 input.
Based on the closing price of our common stock of $59.40 on December 31, 2015, the if-converted value of the Convertible Notes was less than the principal amount.

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues, and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
13. Other Comprehensive Income (Loss)
The table below sets forth the components of accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2015, 2014, and 2013.

	Foreign Currency Translation	Available-for- Sale Investments	Cash Flow Hedges(1)	Total
Balance as of December 31, 2012	$(805)	$—	$(554)	$(1,359)
Foreign currency translation adjustment, net of tax of $48	89	—	—	89
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(83)	—	—	139	139
Reclassification adjustment into earnings, net of tax of $(223)	—	—	334	334
Balance as of December 31, 2013	(716)	—	(81)	(797)
Foreign currency translation adjustment, net of tax of $111	(1,618)	—	—	(1,618)
Unrealized loss on investments, net of tax of $0	—	(250)	—	(250)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $341	—	—	(510)	(510)
Reclassification adjustment into earnings, net of tax of $(347)	—	—	520	520
Balance as of December 31, 2014	(2,334)	(250)	(71)	(2,655)
Foreign currency translation adjustment, net of tax of $(33)	(403)	—	—	(403)
Reclassification adjustment into earnings, net of tax of $0 (2)	2,220			2,220
Unrealized gain on investments, net of tax of $(2,709)	—	4,435	—	4,435
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $327	—	—	(492)	(492)
Reclassification adjustment into earnings, net of tax of $(320)	—	—	480	480
Balance as of December 31, 2015	$(517)	$4,185	$(83)	$3,585

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

(1)	The before tax amounts reclassified from accumulated other comprehensive income (loss) related to our cash flow hedges are recorded to interest expense, net of interest income.

(2)
In connection with the divestiture of Huron Legal, which included the sale of certain wholly-owned foreign subsidiaries, we reclassified $2.2 million of accumulated translation losses to net income from discontinued operations.

14. Employee Benefit and Deferred Compensation Plans
We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax contributions. We match an amount equal to the employees’ contributions up to 6% of the employees’ salaries. Our matching contributions, including those related to our discontinued operations, for the years ended December 31, 2015, 2014, and 2013 were $17.8 million, $16.2 million, and $13.8 million, respectively.
We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2015 and 2014 was $13.1 million and $7.5 million, respectively.
15. Equity Incentive Plans
In 2012, Huron adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”), in order to increase the number of shares of common stock available as equity compensation to employees, non-employee directors, and independent contractors, and to make certain updates to reflect changes in market practices. The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock, performance shares and other share-based or cash-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. The 2012 Plan replaced, on a prospective basis, our 2004 Plan such that future grants will be granted under the 2012 Plan and any outstanding awards granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant will not become available for grant under the 2012 Plan. The 2012 Plan was amended on May 2, 2014 to increase the number of shares authorized for issuance by 850,000 shares.
On May 1, 2015, we adopted the Stock Ownership Participation Program (the “SOPP”), which is available to Huron employees below the managing director level who do not receive equity-based awards as part of their normal compensation plan. Under the SOPP, eligible employees may elect to use after-tax payroll deductions, or cash contributions, to purchase shares of the Company’s common stock on certain designated purchase dates. Employees who purchase stock under the SOPP are granted restricted stock equal to 25% of their purchased shares. Vesting of the restricted stock is subject to both a time-based vesting schedule and requirement that the purchased shares be held for a specified holding period. The initial shares available for issuance under the SOPP was 300,000. Prior to adopting the SOPP, the matching share grants and the employee purchased shares under the stock ownership participation program were governed by the 2012 Plan.
As of December 31, 2015, approximately 1.2 million shares remain available for issuance under the 2012 Plan and SOPP. It has been our practice to issue shares of common stock upon exercise of stock options and granting of restricted stock from authorized but unissued shares, with the exception of the SOPP under which shares are issued from treasury stock.
The Compensation Committee of the board of directors has the responsibility of interpreting the 2012 Plan and SOPP and determining all of the terms and conditions of awards made under the plans, including when the awards will become exercisable or otherwise vest. In the fourth quarter of 2013, the Compensation Committee amended certain share-based awards outstanding under our 2012 Plan and our 2004 Plan to provide for a retirement eligibility provision. Under this provision, eligible employees who have reached 62 years of age and have completed seven years of employment with the Company will continue vesting in their share-based awards after retirement, subject to certain conditions. This retirement eligibility provision will also apply to future awards granted to eligible employees under the 2012 Plan.
Total share-based compensation cost recognized for the years ended December 31, 2015, 2014, and 2013 was $19.2 million, $18.8 million, and $16.0 million, respectively, with related income tax benefits of $7.6 million, $7.4 million, and $6.3 million, respectively. As of December 31, 2015, there was $24.3 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.4 years.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Stock Options
During 2013, the Company granted stock option awards to certain named executive officers. No stock option awards were granted in 2014 and 2015. The exercise prices of stock options are equal to the fair value of a share of common stock on the date of grant. Subject to acceleration under certain conditions, our stock options vest annually over four years. All stock options have a ten-year contractual term.

The fair value of the options granted during 2013 were calculated using the Black-Scholes option-pricing model using the following assumptions:

2013
Expected dividend yield	—%
Expected volatility	45.0%
Risk-free rate	1.1%
Expected option life (in years)	6.25
Expected volatility was based on our historical stock prices, the historical volatility of comparable companies, and implied volatilities from traded options in our stock. The risk-free interest rate was based on the rate of U.S. Treasury bills with equivalent expected terms of the stock options at the time of the option grant. The expected option life was estimated using the simplified method. The simplified method was used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term.
Stock option activity for the year ended December 31, 2015 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	199	$28.99	6.3	$7.8
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2015	199	$28.99	5.3	$6.1
Exercisable at December 31, 2015	173	$27.53	5.0	$5.5
The weighted average grant date fair value of stock options granted during the year ended December 31, 2013 was $17.46. No stock options were granted in 2014 and 2015. The aggregate intrinsic value of options exercised during 2014 and 2013 was $1.6 million and $1.7 million, respectively. No options were exercised in 2015.

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

The table below summarizes the restricted stock activity for the year ended December 31, 2015, which includes activity related to our discontinued operations. As of December 31, 2015, there were no nonvested restricted stock awards outstanding related to our discontinued operations.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Nonvested restricted stock at December 31, 2014	780	$50.61
Granted	307	$66.21
Vested	(363)	$46.57
Forfeited	(56)	$57.40
Nonvested restricted stock at December 31, 2015	668	$59.41
The aggregate fair value of restricted stock that vested during the years ended December 31, 2015, 2014, and 2013 was $23.9 million, $19.8 million, and $14.3 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2014 and 2013 was $66.21 and $39.76, respectively.
Performance-based Share Awards
During 2015, 2014, and 2013, the Company granted performance-based share awards to our named executive officers and certain managing directors. The total number of shares earned by recipients of these awards is contingent upon meeting practice and Company-wide performance goals. Following the performance period, the awards are subject to the completion of a service period, which is generally an additional two to three years. The earned awards vest on a graded vesting schedule over the service period. For certain performance awards, the recipients may earn additional shares of stock for performance achieved above the stated target. The grant date fair values of our performance-based share awards are measured based on the fair value of our common stock at grant date. Compensation cost is amortized into expense over the service period.

The table below summarizes the performance-based stock activity for the year ended December 31, 2015, which includes activity related to our discontinued operations. As of December 31, 2015, there were no nonvested performance-based stock awards outstanding related to our discontinued operations.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2014	236	$55.55
Granted (1)	162	$66.63
Vested	(98)	$47.67
Forfeited (2)	(66)	$66.21
Nonvested performance-based stock at December 31, 2015 (3)	234	$63.54

(1)
Shares granted in 2015 are presented at the stated target level, which represents the base number of shares that could be earned. Actual shares earned may be below or, for certain grants, above the target level based on the achievement of specific financial goals. Included in the granted shares amount are 8,100 shares earned above the target level for awards granted in 2014.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

(2)	Forfeited shares includes shares forfeited as a result of not meeting the performance criteria of the award as well as shares forfeited upon termination.

(3)
Of the 234,000 nonvested performance-based shares outstanding as of December 31, 2015, 178,100 shares were unearned and subject to achievement of specific financial goals. Once earned, the awards will be subject to time-based vesting according to the terms of the award. Based on 2015 financial results, 111,041 shares that were granted in 2015 will be forfeited in the first quarter of 2016.

The aggregate fair value of performance-based stock that vested during the years ended December 31, 2015, 2014, and 2013 was $6.5 million, $5.2 million, and $3.6 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2014 and 2013 was $64.52 and $39.19, respectively.

16. Income Taxes
The income tax expense for continuing operations for the years ended December 31, 2015, 2014, and 2013 consists of the following:

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$4,806	$16,361	$19,760
State	2,380	4,881	4,642
Foreign	350	(175)	(205)
Total current	7,536	21,067	24,197
Deferred:
Federal	12,450	10,637	6,953
State	1,482	1,170	995
Foreign	202	185	55
Total deferred	14,134	11,992	8,003
Income tax expense for continuing operations	$21,670	$33,059	$32,200
The components of income from continuing operations before income tax expense were as follows:

	Year ended December 31,
	2015	2014	2013
U.S.	$85,164	$83,851	$88,664
Foreign	(1,599)	(3,790)	(4,887)
Total	$83,565	$80,061	$83,777

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

	Year ended December 31,
	2015	2014	2013
Percent of pretax income from continuing operations:
At U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.6	4.5	3.9
Meals and entertainment	0.6	0.6	0.5
Valuation allowance	0.5	1.2	0.6
Foreign source income	0.5	0.9	0.2
Tax credits / Section 199 Deduction	(1.0)	(0.9)	(1.1)
Net tax (benefit) expense related to “check-the-box” election	(14.7)	0.4	—
Other	0.4	(0.4)	(0.7)
Effective income tax expense rate for continuing operations	25.9%	41.3%	38.4%

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

In the fourth quarter of 2015, we made a tax election to classify two of our wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we expect to realize an income tax benefit of $13.0 million, of which $0.7 million is unrecognized, resulting in a net recognized tax benefit of $12.3 million.
The effective tax rate for discontinued operations in 2015 was 169.0%, based on tax expense of $1.8 million, and was higher than the statutory tax rate primarily due to the tax expense recognized from the sale of the Huron Legal segment. Refer to Note 3 "Discontinued Operations" for further detail on the sale of the Huron Legal segment.
The effective tax rate for discontinued operations in 2014 was 7.2%, based on tax expense of $2.5 million, and was lower than the statutory tax rate primarily due to the impact of a "check-the-box" election made in the first quarter of 2014. As a result of this election, we realized an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit for discontinued operations of $11.4 million.
The effective tax rate for discontinued operations in 2013 was 50.2% based on tax expense of $15.0 million.
The net deferred tax liabilities for continuing operations at December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
Deferred tax assets:
Share-based compensation	$10,234	$10,234
Accrued payroll and other liabilities	9,074	8,215
Deferred lease incentives	4,691	6,143
Convertible note hedge transactions	12,690	15,582
Revenue recognition	1,611	2,074
Net operating loss carry-forwards	529	2,069
Tax credits	1,935	1,182
Other	3,632	1,084
Total deferred tax assets	44,396	46,583
Valuation allowance	(2,242)	(2,431)
Net deferred tax assets	42,154	44,152
Deferred tax liabilities:
Prepaid expenses	(2,943)	(3,316)
Property and equipment	(2,406)	(4,037)
Intangibles and Goodwill	(56,584)	(33,288)
Convertible note discount	(11,793)	(14,562)
Other	(3,116)	(926)
Total deferred tax liabilities	(76,842)	(56,129)
Net deferred tax liability for continuing operations	(34,688)	(11,977)

As of December 31, 2015 and 2014, we had valuation allowances of $2.2 million and $2.4 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign losses and foreign tax credits.
The Company has federal net operating losses of $1.4 million which expire in 2029 and state net operating loss carry-forwards of $0.6 million which will expire between 2029 and 2030. The Company also has federal and state tax credit carry-forwards of $1.9 million which expire in 2021 and 2020, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2012	$441
Additions based on tax positions related to the prior years	40
Decrease based on tax positions related to the prior year	(51)
Decrease based on settlements with taxing authorities	(19)
Balance at December 31, 2013	$411
Additions based on tax positions related to the current year	2,410
Decrease based on tax positions related to the prior year	(333)
Balance at December 31, 2014	$2,488
Additions based on tax positions related to the current year	735
Balance at December 31, 2015	$3,223

Of the $3.2 million of unrecognized tax benefits at December 31, 2015, $0.8 million would affect the effective tax rate of continuing operations and $2.4 million would affect the effective tax rate of discontinued operations, if recognized. We do not expect that changes in the liability for unrecognized tax benefits during the next 12 months will have a significant impact on our financial position or results of operations.
As of December 31, 2015 and 2014, an immaterial amount was accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of operations.
We file income tax returns with federal, state, local and foreign jurisdictions. Tax years 2012, 2013, and 2014 are subject to future examinations by federal tax authorities. Tax years 2009 through 2014 are subject to future examinations by state and local tax authorities. The Company is currently under audit by the states of Illinois, New York, and Florida. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2007 through 2014.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

17. Commitments, Contingencies and Guarantees
Lease Commitments
We lease office space under non-cancelable operating lease arrangements expiring on various dates through 2026, with various renewal options. Our principal executive offices located in Chicago, Illinois are under a lease expiring in September 2024. We have a five-year renewal option that will allow us to continue to occupy this office space until September 2029. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expenses above the specified amount. Rental expense, including operating costs and taxes, for the years ended December 31, 2015, 2014, and 2013 was $12.3 million, $9.8 million, and $8.2 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2015, are as follows:

	Operating Lease Obligations	Sublease Income
2016	$16,896	$2,943
2017	12,392	1,141
2018	10,795	945
2019	8,345	—
2020	8,112	—
Thereafter	26,505	—
Total	$83,045	$5,029
Litigation
Tamalluk Business Development LLC v. Huron Consulting Services LLC (Abu Dhabi Court of First Instance)
On August 22, 2013, we learned that Tamalluk Business Development LLC, who was Huron’s agent in Abu Dhabi, and its principal, Mubarak Ahmad Bin Hamouda Al Dhaheri, filed a claim against Huron Consulting Services LLC in the Abu Dhabi Court of First Instance. The lawsuit alleged that under the agency agreement, Tamalluk was entitled to a commission on certain amounts that Huron collected from Abu Dhabi clients, and that Huron breached the agreement with Tamalluk and caused damages by declining to enter into a client engagement in Abu Dhabi and subsequently terminating the agency agreement with Tamalluk. Claimants alleged they were entitled to $50 million for damage to reputation and defamation and another $50 million for breach of contract. Huron submitted its written response on September 25, 2013. The response stated that Huron had the right to terminate the agency agreement with Tamalluk, and Huron had the sole discretion whether to accept or reject an engagement. Huron also filed a counterclaim on October 10, 2013 seeking a judicial order to permit the cancellation of Huron’s commercial license to allow Huron to cease doing business in Abu Dhabi. On December 17, 2013, the Abu Dhabi court ruled in Huron’s favor on all claims and held that Huron permissibly terminated the contract with Tamalluk and Huron did not owe Tamalluk any compensation related to Tamalluk’s claims. In addition, the court terminated the Local Sponsorship Agreement as requested by Huron in its counterclaim. Tamalluk appealed the decision, and on March 18, 2014, the appellate court upheld the decision in Huron’s favor. Tamalluk filed an appeal on May 18, 2014 to the Court of Cassation, which is the highest court in Abu Dhabi. On October 21, 2014, the Court of Cassation referred the case back to the appellate court for consideration of Claimants’ allegations relating to damage to reputation and defamation, which the appellate court had not previously addressed. The Court of Cassation ruled in Huron’s favor on the other claims and on Huron’s counterclaim. On October 13, 2015, the appellate court ruled in Huron's favor and denied Tamalluk's claims for damage to reputation and defamation. Tamalluk did not appeal to the Court of Cassation in the time period prescribed by law, and therefore the litigation is concluded.
Physiotherapy Associates
In 2011, Huron was engaged to design and implement new processes, software, tools, and techniques to assist Physiotherapy Associates, Inc. (“PA”) in reducing older accounts receivable levels and optimizing cash flow. The engagement agreement specifically provided that Huron will not be auditing financial statements and that Huron’s services are not designed, and should not be relied on, to disclose weaknesses in internal controls, financial statement errors, irregularities, illegal acts, or disclosure deficiencies.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

In November 2013, Physiotherapy Holdings, Inc., and certain subsidiaries and affiliates (including PA) filed a voluntary petition for bankruptcy pursuant to Chapter 11 of the Bankruptcy Code, which resulted in part from claims related to an alleged overstatement of PA’s revenues and profitability in connection with the sale of PA in 2012. The Joint Prepackaged Plan of Reorganization (the “Plan”), which was confirmed by the Bankruptcy Court in December 2013, established and funded a Litigation Trust to pursue certain claims on behalf of certain beneficiaries. The Plan disclosed a lengthy list of potential defendants and witnesses regarding these claims, including but not limited to the debtors’ officers, directors, certain employees, former owners, investment bankers, auditors, and various consultants. This list of potential defendants and witnesses included Huron, as well as three of Huron’s current or former employees.
The Plan suggested that Huron, among others, was involved in “actively marketing PA” for sale and provided opinions to unnamed parties “defending the quality of PA’s earnings.” While we believe that we have meritorious defenses, to avoid the time and expense of protracted litigation, in September 2015 we reached an agreement with the Litigation Trust to settle the matter for $3.6 million. As a result, in the third quarter of 2015 we increased our accrued liability from $1.3 million to $3.6 million, and increased our insurance receivable from $0.5 million to $2.8 million. The settlement agreement has been finalized and approved by the Bankruptcy Court.
Other Litigation
During the fourth quarter of 2015, we settled two lawsuits brought by Huron, resulting in a gain of $10.0 million being recorded. We collected the $10.0 million in January 2016.
From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K, e are not a party to any other litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

Guarantees
Guarantees in the form of letters of credit totaling $4.8 million and $5.1 million were outstanding at December 31, 2015 and 2014, respectively, to support certain office lease obligations as well as Middle East performance and bid bonds.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreement. As of December 31, 2015 and 2014, the estimated fair value of our contingent consideration liability was $2.1 million and $0.2 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

18. Segment Information
Segments are defined by ASC 280, Segment Reporting, as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under four operating segments, which are our reportable segments: Huron Healthcare, Huron Education and Life Sciences, Huron Business Advisory, and All Other.

•	Huron Healthcare
Our Huron Healthcare segment provides strategic advisory, consulting, and technology     solutions to national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and physician practices. We deliver solutions to address challenges in the rapidly evolving healthcare environment to improve quality and patient outcomes, increase revenue, reduce expenses, and enhance physician, patient, and employee satisfaction across the healthcare enterprise. By partnering with healthcare organizations, we design solutions that teach providers how to achieve cultural transformation and deliver and sustain improvement in clinical outcomes and financial results. Our people provide a depth of expertise across the healthcare industry, and our culture of collaboration extends to our client engagements, enabling teams to effectively implement successful client projects.

•	Huron Education and Life Sciences
Our Huron Education and Life Sciences segment provides management consulting services and technology solutions to the higher education, academic medical center, pharmaceutical and medical device, and research industries. We work with our clients to develop and implement strategic priorities, performance improvement, technology, and research enterprise solutions to help them address challenges relating to financial management, strategy, operational and organizational effectiveness, research administration, and regulatory compliance.

•	Huron Business Advisory
Our Huron Business Advisory segment provides services to the C-suite of middle market and large organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, and to creditors, owners, and other key constituents. Also included in the Huron Business Advisory segment is our Enterprise Performance Management and Analytics practice, which delivers solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client experience. With expertise in full-service enterprise performance management (EPM), business analytics, customer relationship management (CRM), and big data professional services, Huron's global presence and remote delivery capabilities help clients drive results and gain a competitive advantage.

•	All Other
Our All Other segment consists of any line of business not managed by our other three operating segments. These businesses include our public sector consulting practice and our foreign consulting operations based in the Middle East, both of which we wound down in 2015.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below sets forth information about our operating segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because our international operations are immaterial. Refer to Note 3 “Discontinued Operations” for information on the divestiture of the Huron Legal segment completed in 2015.

	Year Ended December 31,
	2015	2014	2013
Huron Healthcare:
Revenues	$446,887	$415,803	$358,766
Operating income	$169,560	$159,015	$141,870
Segment operating income as a percentage of segment revenues	37.9%	38.2%	39.5%
Huron Education and Life Sciences:
Revenues	$167,933	$145,962	$143,609
Operating income	$44,216	$36,131	$35,966
Segment operating income as a percentage of segment revenues	26.3%	24.8%	25.0%
Huron Business Advisory:
Revenues	$82,968	$62,840	$34,669
Operating income	$19,263	$14,035	$7,211
Segment operating income as a percentage of segment revenues	23.2%	22.3%	20.8%
All Other:
Revenues	$1,222	$3,081	$1,084
Operating loss	$(1,718)	$(2,466)	$(1,256)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M
Total Company:
Revenues	$699,010	$627,686	$538,128
Reimbursable expenses	70,013	73,847	64,623
Total revenues and reimbursable expenses	$769,023	$701,533	$602,751
Statements of Earnings reconciliation:
Segment operating income	$231,321	$206,715	$183,791
Items not allocated at the segment level:
Other operating expenses and gains	102,688	102,924	83,169
Depreciation and amortization expense	25,135	15,451	10,723
Other expense, net	19,933	8,279	6,122
Income from continuing operations before income tax expense	$83,565	$80,061	$83,777
 N/M – Not Meaningful

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	December 31,
Segment Assets:	2015	2014
Huron Healthcare	$84,088	$112,190
Huron Education and Life Sciences	35,916	28,973
Huron Business Advisory	21,885	19,134
All Other	—	379
Unallocated assets (1)	1,022,271	995,238
Total assets	$1,164,160	$1,155,914

(1)
Unallocated assets includes goodwill and intangible assets, our convertible debt investment, and assets of discontinued operations, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources. See Note 5 “Goodwill and Intangible Assets,” Note 12 "Fair Value of Financial Instruments," and Note 3 “Discontinued Operations” for further information on these assets.

For the years ended December 31, 2015, 2014, and 2013, substantially all of our revenues and long-lived assets were attributed to or located in the United States.
No single client generated greater than 10% of our consolidated revenues for the years ended December 31, 2015, 2014, and 2013. At December 31, 2015 and 2014, no single client’s total receivables and unbilled services balance represented greater than 10% of our total receivables and unbilled services balance.

19. Valuation and Qualifying Accounts
The following table summarizes the activity of the allowances for doubtful accounts and unbilled services and the valuation allowance for deferred tax assets:

	Beginning balance	Additions(1)	Deductions	Ending balance
Year ended December 31, 2013:
Allowances for doubtful accounts and unbilled services	$6,675	28,948	25,698	$9,925
Valuation allowance for deferred tax assets	$1,290	116	—	$1,406
Year ended December 31, 2014:
Allowances for doubtful accounts and unbilled services	$9,925	36,044	31,840	$14,129
Valuation allowance for deferred tax assets	$1,406	1,025	—	$2,431
Year ended December 31, 2015:
Allowances for doubtful accounts and unbilled services	$14,129	40,003	37,246	$16,886
Valuation allowance for deferred tax assets	$2,431	1,212	1,401	$2,242

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

20. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
2015	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$154,426	$184,019	$175,465	$185,100
Reimbursable expenses	16,308	20,867	16,091	16,747
Total revenues and reimbursable expenses	170,734	204,886	191,556	201,847
Gross profit	50,479	77,793	76,160	75,956
Operating income	7,936	28,797	30,056	36,709
Net income from continuing operations	968	14,148	14,277	32,502
Income (loss) from discontinued operations, net of tax	534	4,685	5,097	(13,159)
Net income	1,502	18,833	19,374	19,343
Net earnings per basic share:
Net income from continuing operations	$0.04	$0.64	$0.65	$1.47
Income (loss) from discontinued operations, net of tax	0.03	0.21	0.23	(0.59)
Net income	$0.07	$0.85	$0.88	$0.88
Net earnings per diluted share:
Net income from continuing operations	$0.04	$0.62	$0.63	$1.44
Income (loss) from discontinued operations, net of tax	0.03	0.21	0.23	(0.58)
Net income	$0.07	$0.83	$0.86	$0.86
Weighted average shares used in calculating earnings per share:
Basic	22,126	22,220	22,107	22,093
Diluted	22,602	22,654	22,592	22,551

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Quarter Ended
2014	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$155,756	$156,109	$151,904	$163,917
Reimbursable expenses	18,617	19,907	17,689	17,634
Total revenues and reimbursable expenses	174,373	176,016	169,593	181,551
Gross profit	66,832	62,704	50,862	58,413
Operating income	32,060	21,517	13,130	21,633
Net income from continuing operations	17,094	12,473	7,467	9,968
Income from discontinued operations, net of tax	17,032	7,440	4,752	2,825
Net income	34,126	19,913	12,219	12,793
Net earnings per basic share:
Net income from continuing operations	$0.76	$0.55	$0.33	$0.45
Income from discontinued operations, net of tax	0.75	0.33	0.21	0.13
Net income	$1.51	$0.88	$0.54	$0.58
Net earnings per diluted share:
Net income from continuing operations	$0.74	$0.54	$0.33	$0.44
Income from discontinued operations, net of tax	0.74	0.32	0.20	0.13
Net income	$1.48	$0.86	$0.53	$0.57
Weighted average shares used in calculating earnings per share:
Basic	22,588	22,645	22,488	22,010
Diluted	23,086	23,098	22,975	22,548

21. Subsequent Event
Effective February 1, 2016, we completed our acquisition of MyRounding Solutions LLC ("MyRounding"), a Denver, Colorado-based firm specializing in digital health solutions to improve patient care. The addition of MyRounding strengthens Huron’s cultural transformation services for healthcare providers and expands the integration of Huron’s software and consulting solutions. The results of operations of MyRounding will be included within the Huron Healthcare segment. We have not yet completed a valuation of the assets acquired and liabilities assumed in the acquisition.