Form 10-Q
period 2016-03-31
Huron Consulting Group Inc.
filed 2016-04-28
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 20, 2016, 21,739,265 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$13,457	$58,437
Receivables from clients, net	71,314	85,297
Unbilled services, net	73,452	56,527
Income tax receivable	7,618	406
Prepaid expenses and other current assets	14,887	27,720
Total current assets	180,728	228,387
Property and equipment, net	27,294	28,888
Long-term investment	37,256	34,831
Other non-current assets	22,487	21,045
Intangible assets, net	94,256	94,992
Goodwill	765,533	751,400
Total assets	$1,127,554	$1,159,543
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,206	$7,220
Accrued expenses	22,237	24,276
Accrued payroll and related benefits	41,813	80,839
Deferred revenues	19,944	19,086
Total current liabilities	89,200	131,421
Non-current liabilities:
Deferred compensation and other liabilities	28,916	23,768
Long-term debt	350,013	307,376
Deferred lease incentives	9,668	9,965
Deferred income taxes, net	42,555	34,688
Total non-current liabilities	431,152	375,797
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,084,277 and 24,775,823 shares issued at March 31, 2016 and December 31, 2015, respectively	234	241
Treasury stock, at cost, 2,344,975 and 2,249,630 shares at March 31, 2016 and December 31, 2015, respectively	(109,146)	(103,734)
Additional paid-in capital	391,282	438,367
Retained earnings	319,868	313,866
Accumulated other comprehensive income	4,964	3,585
Total stockholders’ equity	607,202	652,325
Total liabilities and stockholders’ equity	$1,127,554	$1,159,543

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues and reimbursable expenses:
Revenues	$180,489	$154,426
Reimbursable expenses	16,561	16,308
Total revenues and reimbursable expenses	197,050	170,734
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	111,857	101,394
Amortization of intangible assets and software development costs	3,386	2,454
Reimbursable expenses	16,627	16,407
Total direct costs and reimbursable expenses	131,870	120,255
Operating expenses and other operating gain:
Selling, general and administrative expenses	42,057	36,824
Restructuring charges	1,333	656
Other gain	—	(226)
Depreciation and amortization	7,414	5,289
Total operating expenses and other operating gain	50,804	42,543
Operating income	14,376	7,936
Other income (expense), net:
Interest expense, net of interest income	(3,971)	(4,393)
Other income (expense), net	471	(683)
Total other expense, net	(3,500)	(5,076)
Income from continuing operations before income tax expense	10,876	2,860
Income tax expense	4,010	1,892
Net income from continuing operations	6,866	968
Income (loss) from discontinued operations, net of tax	(864)	534
Net income	$6,002	$1,502
Net earnings per basic share:
Net income from continuing operations	$0.33	$0.04
Income (loss) from discontinued operations, net of tax	(0.05)	0.03
Net income	$0.28	$0.07
Net earnings per diluted share:
Net income from continuing operations	$0.32	$0.04
Income (loss) from discontinued operations, net of tax	(0.04)	0.03
Net income	$0.28	$0.07
Weighted average shares used in calculating earnings per share:
Basic	21,114	22,126
Diluted	21,460	22,602
Comprehensive income:
Net income	$6,002	$1,502
Foreign currency translation gain (loss), net of tax	21	(436)
Unrealized gain (loss) on investment, net of tax	1,472	(50)
Unrealized loss on cash flow hedging instruments, net of tax	(114)	(209)
Other comprehensive income (loss)	1,379	(695)
Comprehensive income	$7,381	$807
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	24,065,154	$241	(2,262,080)	$(103,734)	$438,367	$313,866	$3,585	$652,325
Comprehensive income						6,002	1,379	7,381
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	295,122	3	(15,857)	(1,035)	1,032			—
Exercise of stock options	4,706	—			123			123
Share-based compensation					6,802			6,802
Shares redeemed for employee tax withholdings			(78,652)	(4,377)				(4,377)
Income tax benefit on share-based compensation					213			213
Share repurchases	(982,192)	(10)			(55,255)			(55,265)
Balance at March 31, 2016	23,382,790	$234	(2,356,589)	$(109,146)	$391,282	$319,868	$4,964	$607,202
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$6,002	$1,502
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,799	10,289
Share-based compensation	5,208	5,280
Amortization of debt discount and issuance costs	2,367	2,365
Allowances for doubtful accounts and unbilled services	2,418	(1,904)
Deferred income taxes	6,332	2,716
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients	14,834	(6,547)
(Increase) decrease in unbilled services	(19,363)	(7,984)
(Increase) decrease in current income tax receivable / payable, net	(8,247)	(359)
(Increase) decrease in other assets	10,983	1,816
Increase (decrease) in accounts payable and accrued liabilities	(3,960)	9,886
Increase (decrease) in accrued payroll and related benefits	(37,451)	(62,450)
Increase (decrease) in deferred revenues	198	3,236
Net cash used in operating activities	(9,880)	(42,154)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,980)	(6,482)
Investment in life insurance policies	(866)	(4,941)
Purchases of businesses, net of cash acquired	(14,000)	(331,807)
Purchase of convertible debt investment	—	(2,500)
Capitalization of internally developed software costs	(252)	—
Net cash used in investing activities	(17,098)	(345,730)
Cash flows from financing activities:
Proceeds from exercise of stock options	123	—
Shares redeemed for employee tax withholdings	(4,377)	(4,485)
Tax benefit from share-based compensation	859	2,734
Share repurchases	(55,265)	—
Proceeds from borrowings under credit facility	70,500	197,500
Repayments on credit facility	(30,000)	(57,500)
Payments for capital lease obligations	—	(20)
Net cash provided by (used in) financing activities	(18,160)	138,229
Effect of exchange rate changes on cash	158	(34)
Net decrease in cash and cash equivalents	(44,980)	(249,689)
Cash and cash equivalents at beginning of the period	58,437	256,872
Cash and cash equivalents at end of the period	$13,457	$7,183
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$1,461	$1,860
Contingent consideration related to business acquisitions	$6,500	$900
Common stock issued related to business acquisition	$—	$2,204
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1. Description of Business
Huron is a global professional services firm focused on assisting clients with their most complex business issues by delivering high-value, quality solutions to support their long-term strategic objectives. We specialize in serving clients in the healthcare, higher education, life sciences, and commercial sectors as these organizations face significant transformational change and regulatory or economic pressures in dynamic market environments. With our deep industry and technical expertise, we provide advisory, consulting, technology, and analytic solutions to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, and governmental entities.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2016 and 2015. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
On December 10, 2015, we entered into an agreement to sell our Huron Legal segment to a third party. The sale closed on December 31, 2015. The operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of earnings for all periods presented. As of March 31, 2016 and December 31, 2015, no assets or liabilities of the disposed business remained on our consolidated balance sheet. See Note 4 "Discontinued Operations" for additional information on the divestiture of our Huron Legal segment.
Certain other amounts reported in the previous year have been reclassified to conform to the 2016 presentation. See Note 3 "New Accounting Pronouncements" for information on the balance sheet reclassification of our debt issuance costs related to our convertible notes.
3. New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The updated guidance is effective for us beginning January 1, 2017. Early adoption is permitted in any interim or annual period. If early adopted in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the potential effect this guidance will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06: Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU 2016-06 clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815-15-25-42 (as amended by the ASU). The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. The updated guidance is effective for us beginning January 1, 2017. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and sets the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. ASU 2016-02 will be effective for us beginning

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

January 1, 2019, with early adoption permitted. Entities are required to use a modified retrospective transition method for existing leases. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The updated guidance is effective for us beginning January 1, 2018. We are currently evaluating the potential effect this guidance will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted these amendments in the first quarter of 2016 on a prospective basis. The adoption of these amendments did not have any impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments to the guidance require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted these amendments in the first quarter of 2016 on a retrospective basis. As a result, we reclassified debt issuance costs related to our convertible notes of $1.2 million included in prepaid expenses and other current assets and $3.4 million included in other non-current assets to long-term debt on our previously reported consolidated balance sheet as of December 31, 2015. See Note 8 "Financing Arrangements" for information on our convertible notes.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810, Consolidation. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model, specifically (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (VIEs) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. We adopted these amendments in the first quarter of 2016. The adoption of these amendments did not have any impact on our consolidated financial statements.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

4. Discontinued Operations
During 2015, we began evaluating strategic alternatives related to our Huron Legal segment, including the potential divestiture of the practice. On December 10, 2015, we entered into an agreement to sell Huron Legal to Consilio, Inc. ("Consilio"). Pursuant to the agreement, Consilio acquired substantially all of the assets and assumed certain liabilities of Huron Legal, and acquired all issued and outstanding equity interests in certain entities wholly owned by the Company. Huron Legal provided eDiscovery services, consulting services and contract management services related to law department management, information governance and compliance, legal discovery, litigation management, and legal analytics.
The sale closed on December 31, 2015, at which time we received net proceeds of $110.1 million and recognized a pretax disposal loss of $2.3 million. The divestiture of the Huron Legal segment represented a strategic shift that had a major effect on our operations and financial results as contemplated under ASC 205-20, Presentation of Financial Statements - Discontinued Operations. As such, the operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of earnings for all periods presented. As of March 31, 2016 and December 31, 2015, no assets or liabilities of the disposed business remained on our consolidated balance sheet.
For the three months ended March 31, 2016, we recognized a $0.9 million loss from discontinued operations, net of tax primarily related to employee benefit obligations and legal fees directly related to the sale of the Huron Legal segment.
The table below summarizes the operating results of Huron Legal for the three months ended March 31, 2015.

Three Months Ended March 31, 2015
Revenues and reimbursable expenses:
Revenues	$33,427
Reimbursable expenses	847
Total revenues and reimbursable expenses	34,274
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	23,608
Amortization of intangible assets and software development costs	58
Reimbursable expenses	845
Total direct costs and reimbursable expenses	24,511
Operating expenses:
Selling, general and administrative expenses	5,508
Restructuring charges	934
Depreciation and amortization	2,489
Total operating expenses	8,931
Operating income	832
Other expense, net	(46)
Income from discontinued operations before income tax expense	786
Income tax expense	252
Income from discontinued operations, net of tax	$534

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below summarizes the amounts reflected in our consolidated statements of cash flows that relate to the discontinued operation for the three months ended March 31, 2015.

Three Months Ended March 31, 2015
Depreciation and amortization	$2,547
Share-based compensation	$273
Purchases of property and equipment	$672
Significant non-cash investing items of discontinued operations:
Contingent consideration related to business acquisitions	$900
In connection with the sale of Huron Legal, we entered into a transition services agreement ("TSA") with Consilio, under which we are providing certain post-closing services, support, and facilities to Consilio to facilitate an orderly transfer of the Huron Legal business operations. Billings under the TSA, which we do not consider to be significant, are recorded as a reduction of the costs to provide the respective service, primarily in selling, general and administrative expenses in the consolidated statements of earnings. We expect to provide services under the TSA through December 31, 2016 with the scope of services decreasing over the term of the agreement. Other than the TSA, we have no continuing involvement with the Huron Legal segment.
5. Acquisitions
My Rounding Solutions, LLC
Effective February 1, 2016, we completed the acquisition of My Rounding Solutions, LLC ("MyRounding"), a Denver, Colorado-based firm specializing in digital health solutions to improve patient care. The MyRounding application is designed to standardize, automate and track rounding activity, allowing nurses and staff to improve the care and experience of patients in real time. The addition of MyRounding expands the integration of our software and consulting solutions and strengthens our transformation services for healthcare providers. This acquisition was not significant to our consolidated financial statements. MyRounding's results of operations have been included in our consolidated financial statements and the results of operations of our Huron Healthcare segment from the date of acquisition.
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
The acquisition date fair value of the consideration transferred for Studer Group was $325.2 million, which consisted of the following:

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
The weighted average amortization period for the identifiable intangible assets shown above is 6.3 years. Customer relationships and customer contracts represent the fair values of the underlying relationships and agreements with Studer Group customers. The trade name represents the fair value of the brand and name recognition associated with the marketing of Studer Group’s service offerings. Technology and software and publishing content represent the estimated fair values of Studer Group’s software and books that are sold to customers. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and largely reflects the expanded market opportunities expected from combining the service offerings of Huron and Studer Group, as well as the assembled workforce of Studer Group. Goodwill recognized in conjunction with the acquisition of Studer Group was recorded in the Huron Healthcare segment. Goodwill of $119.5 million is expected to be deductible for income tax purposes.
Studer Group’s results of operations have been included in our unaudited consolidated statements of earnings and other comprehensive income and results of operations of our Huron Healthcare segment from the date of acquisition. For the three months ended March 31, 2016, revenues from Studer Group were $23.4 million and operating income was $1.6 million, which included $5.7 million of amortization expense for intangible assets acquired. For the three months ended March 31, 2015, revenues from Studer Group were $11.4 million and operating income was $1.2 million, which included $2.8 million of amortization expense for intangible assets acquired. In connection with the acquisition of Studer Group, we incurred $2.1 million of transaction and acquisition-related expenses, $0.9 million of which were incurred in the fourth quarter of 2014, $1.0

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

million of which were incurred in the first quarter of 2015, and the remaining $0.2 million were incurred in the second quarter of 2015. These costs are recorded in selling, general and administrative expenses in the period in which they were incurred.
The following supplemental pro forma information summarizes the combined results of operations for Huron and Studer Group for the three months ended March 31, 2015 as though the companies were combined on January 1, 2014.

Three Months Ended March 31, 2015
Revenues	$165,248
Net income from continuing operations	$1,544
Net income from continuing operations per share - basic	$0.07
Net income from continuing operations per share - diluted	$0.07
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
6. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2016.

	Huron Healthcare	Huron Education and Life Sciences	Huron Business Advisory	Total
Balance as of December 31, 2015:
Goodwill	$610,264	$102,906	$181,213	$894,383
Accumulated impairment	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2015	610,264	102,906	38,230	751,400
Goodwill recorded in connection with business acquisition	13,885	—	—	13,885
Foreign currency translation	—	—	248	248
Goodwill, net as of March 31, 2016	$624,149	$102,906	$38,478	$765,533
Refer to Note 5 “Acquisitions” for additional information on our recent acquisition.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible assets as of March 31, 2016 and December 31, 2015 consisted of the following:

		March 31, 2016		December 31, 2015
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	1 to 4	$25,156	$14,033	$25,332	$11,943
Customer relationships	5 to 13	79,780	25,080	79,449	22,360
Non-competition agreements	2 to 5	3,505	1,695	3,415	1,498
Trade names	5	22,930	6,958	22,800	5,396
Technology and software	3 to 5	9,250	1,714	4,180	1,324
Publishing content	3	3,300	1,238	3,300	963
Favorable lease contract	3	720	37	—	—
In-process technology	Indefinite	370	—	—	—
Total		$145,011	$50,755	$138,476	$43,484
Identifiable intangible assets with finite lives are amortized over their estimated useful lives. The majority of customer relationships and certain customer contracts, trade names, and technology and software are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the assets. All other intangible assets with finite lives are amortized on a straight-line basis. In connection with the acquisition of MyRounding, we acquired in-process technology which is accounted for as an indefinite-lived intangible asset until the development of the technology is complete, at which point we will determine the useful life and amortize it accordingly. Refer to Note 5 "Acquisitions" for additional information on the acquisition of MyRounding.
Intangible assets amortization expense was $7.4 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2016 and each of the five succeeding years for the intangible assets recorded as of March 31, 2016.

Year Ending December 31,	Estimated Amount
2016	$29,576
2017	$26,448
2018	$16,648
2019	$10,911
2020	$6,973
2021	$4,343
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

	Three Months Ended March 31,
	2016	2015
Net income from continuing operations	$6,866	$968
Income (loss) from discontinued operations, net of tax	(864)	534
Net income	$6,002	$1,502

Weighted average common shares outstanding – basic	21,114	22,126
Weighted average common stock equivalents	346	476
Weighted average common shares outstanding – diluted	21,460	22,602

Net earnings per basic share:
Net income from continuing operations	$0.33	$0.04
Income (loss) from discontinued operations, net of tax	(0.05)	0.03
Net income	$0.28	$0.07

Net earnings per diluted share:
Net income from continuing operations	$0.32	$0.04
Income (loss) from discontinued operations, net of tax	(0.04)	0.03
Net income	$0.28	$0.07
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above is shown in the following table.

	As of March 31,
	2016	2015
Unvested restricted stock awards	46	—
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	6,304	6,258
See Note 8 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we could, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). In the fourth quarter of 2015, our board of directors authorized an extension of the October 2014 Share Repurchase Program through October 31, 2016, and authorized an increase to the October 2014 Share Repurchase Program to $125 million. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. In the first quarter of 2016, 982,192 shares were repurchased and retired for $55.3 million under the October 2014 Share Repurchase Program. No shares were repurchased in the first quarter of 2015. As of March 31, 2016, $35.1 million remains available for share repurchases under the October 2014 Share Repurchase Program.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

8. Financing Arrangements
A summary of the carrying amounts of our debt is as follows:

	March 31, 2016	December 31, 2015
1.25% convertible senior notes due 2019	$217,513	$215,376
Senior secured credit facility	132,500	92,000
Total long-term debt	$350,013	$307,376
A summary of the scheduled maturities of our debt follows:

Scheduled Maturities of Long-Term Debt
2016	$—
2017	$—
2018	$—
2019	$250,000
2020	$132,500
Convertible Notes
In September 2014, the Company issued $250.0 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”) in a private offering. The Convertible Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as Trustee (the “Indenture”). The Convertible Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 1 and October 1 of each year at an annual rate of 1.25%. The Convertible Notes will mature on October 1, 2019, unless earlier repurchased by the Company or converted in accordance with their terms.
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
The initial conversion rate for the Convertible Notes is 12.5170 shares of our common stock per $1,000 principal amount of the Convertible Notes, which is equal to an initial conversion price of approximately $79.89 per share of our common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest, except in certain limited circumstances described in the Indenture. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture) the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. Additionally, if the Company undergoes a “fundamental change” (as defined in the Indenture), a holder will have the option to require the Company to repurchase all or a portion of its Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest. As discussed below, the convertible note hedge transactions and warrants, which were entered into in connection with the Convertible Notes, effectively raise the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share.
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
In accordance with ASC 470, Debt, we have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of March 31, 2016, the remaining life of the Convertible Notes is 3.5 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
The transaction costs related to the issuance of the Convertible Notes were separated into liability and equity components based on their relative values, as determined above. Transaction costs attributable to the liability component are recorded as a deduction to the carrying amount of the liability and amortized to interest expense over the term of the Convertible Notes; and transaction costs attributable to the equity component are netted with the equity component of the Convertible Notes in stockholders’ equity. Total debt issuance costs were approximately $7.3 million, of which $6.2 million was allocated to liability issuance costs and $1.1 million was allocated to equity issuance costs.
As of March 31, 2016 and December 31, 2015, the Convertible Notes consisted of the following:

	March 31, 2016	December 31, 2015
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(28,168)	(30,007)
Less: debt issuance costs, net of amortization	(4,319)	(4,617)
Net carrying amount	$217,513	$215,376
Equity component(1)	$39,287	$39,287

(1)	Included in Additional paid-in capital on the consolidated balance sheet.
The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended March 31,
	2016	2015
Contractual interest coupon	$781	$781
Amortization of debt discount	1,839	1,754
Amortization of debt issuance costs	298	293
Total interest expense	$2,918	$2,828
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
Senior Secured Credit Facility
The Company has a $500 million five-year senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the "Amended Credit Agreement"), that becomes due and payable in full upon maturity on March 31, 2020. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $100 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $600 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, and general corporate purposes.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At March 31, 2016, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.25 to 1.00 and a Consolidated Interest Coverage Ratio of 18.07 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at March 31, 2016 totaled $132.5 million. These borrowings carried a weighted average interest rate of 2.4%, including the effect of the interest rate swaps described below in Note 10 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2015 were $92.0 million and carried a weighted average interest rate of 2.4%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2016, we had outstanding letters of credit totaling $4.8 million, which are primarily used as security deposits for our office facilities. As of March 31, 2016, the unused borrowing capacity under the revolving credit facility was $362.7 million.
9. Restructuring Charges
During the first quarter of 2016, we incurred a $1.3 million pretax restructuring charge. The $1.3 million charge primarily consisted of $0.8 million related to workforce reductions in our corporate operations as we adjust our infrastructure to align with our Huron Legal divestiture, $0.2 million related to updated assumptions for the lease accrual of the Washington, D.C. space vacated in the fourth quarter of 2014, and $0.2 million related to the wind down of our foreign consulting operations based in the Middle East.
During the first quarter of 2015, we incurred a $0.7 million pretax restructuring charge related to workforce reductions to better align our resources with market demand, primarily in our All Other segment.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the three months ended March 31, 2016.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2015	$2,323	$6,379	$—	$8,702
Additions (1)	1,484	56	200	1,740
Payments	(2,294)	(156)	—	(2,450)
Adjustments (1)	(156)	142	—	(14)
Balance as of March 31, 2016 (2)	$1,357	$6,421	$200	$7,978

(1)
Additions and adjustments for the three months ended March 31, 2016 includes a total of $0.5 million related to discontinued operations. Refer to Note 4 "Discontinued Operations" for additional information.

(2)
The total restructuring charge liability as of March 31, 2016 includes $6.8 million related to discontinued operations. Refer to Note 4 "Discontinued Operations" for additional information on our discontinued operations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

As of March 31, 2016, our restructuring charge liability related to office space reductions of $6.4 million represented the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in Washington, D.C., New York, and Houston. The $1.4 million restructuring charge liability related to employee costs and $0.2 million of other restructuring liabilities are expected to be paid in the next 12 months. The restructuring charge liabilities are included as a component of accrued expenses and deferred compensation and other liabilities.
10. Derivative Instruments and Hedging Activity
On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective on February 29, 2012 and ending on April 14, 2016. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings described in Note 8 “Financing Arrangements.” The swap had an initial notional amount of $56.6 million and amortizes throughout the term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.9875%.
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
On April 4, 2013, we entered into a forward amortizing interest rate swap agreement effective on March 31, 2014 and ending on August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $60.0 million and amortizes quarterly until April 2016. Upon expiration of the two interest rate swaps in April 2016 described above, the notional amount of this interest rate swap will increase to $86.0 million and continue to amortize quarterly throughout the remaining term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.985%.
ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of March 31, 2016, it was anticipated that $0.2 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three months ended March 31, 2016.
The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of March 31, 2016 and December 31, 2015.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	March 31, 2016	December 31, 2015
Other non-current assets	$—	$86
Accrued expenses	$294	$242
Deferred compensation and other liabilities	$49	$—
All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on our consolidated balance sheet. All of the Company’s derivative instruments as of March 31, 2016 and December 31, 2015 were held with the same counterparty.
We do not use derivative instruments for trading or other speculative purposes. Refer to Note 12 “Other Comprehensive Income (Loss)” for additional information on our derivative instruments.

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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	Level 1	Level 2	Level 3	Total
March 31, 2016
Assets:
Promissory note	$—	$—	$2,285	$2,285
Convertible debt investment	—	—	37,256	37,256
Total assets	$—	$—	$39,541	$39,541
Liabilities:
Interest rate swaps	$—	$343	$—	$343
Contingent consideration for business acquisitions	—	—	8,563	8,563
Total liabilities	$—	$343	$8,563	$8,906
December 31, 2015
Assets:
Promissory note	$—	$—	$2,309	$2,309
Convertible debt investment	—	—	34,831	34,831
Total assets	$—	$—	$37,140	$37,140
Liabilities:
Interest rate swaps	$—	$156	$—	$156
Contingent consideration for business acquisition	—	—	2,063	2,063
Total liabilities	$—	$156	$2,063	$2,219
Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to us annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. The decrease in the fair value of the note during the first three months of 2016 reflects updated cash flow assumptions partially offset by the accretion of interest income in excess of interest payments received. As of March 31, 2016, the present value of the payments expected to be received in the next 12 months of $0.7 million is recorded in prepaid expenses and other current assets, and the remaining $1.6 million is recorded in other non-current assets.

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
Convertible debt investment: In 2014 and 2015, we invested $27.9 million, in the form of zero coupon convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education, a U.S.-based company that partners with leading nonprofit universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. The notes will mature on July 1, 2020, unless converted earlier.
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimated the fair value of our investment using a Monte Carlo simulation model, cash flow projections discounted at a risk-adjusted rate, and certain assumptions related to equity volatility, default probability, and recovery rate, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. An unrealized pretax gain of $2.4 million was recorded in other comprehensive income for the first quarter of 2016. The fair value of the convertible debt investment is recorded in long-term investment.
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by our practice leaders and management. Any change in the fair value estimate is recorded in the earnings of that period. During the first quarter of 2016, we recorded a $6.5 million contingent consideration liability for one acquisition completed during the quarter. There was no change to the fair value of the outstanding contingent consideration liability. Refer to Note 5 “Acquisitions” for information on the acquisition completed in the first quarter of 2016. At March 31, 2016, the current portion of the contingent consideration liability is recorded in accrued expenses and the long-term portion is recorded in deferred compensation and other liabilities.
Financial assets and liabilities not recorded at fair value are as follows:
Senior Secured Credit Facility
The carrying value of borrowings outstanding under our senior secured credit facility is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the senior secured credit facility bears interest at variable rates based on market rates as set forth in the Amended Credit Agreement. Refer to Note 8 “Financing Arrangements.”
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$217,513	$243,490	$215,376	$248,010
The differences between the $250.0 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of March 31, 2016 and December 31, 2015, the carrying value

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 8 “Financing Arrangements” for additional details of our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended March 31, 2016 and December 31, 2015.
Based on the closing price of our common stock of $58.19 on March 31, 2016, the if-converted value of the Convertible Notes was less than the principal amount.
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
12. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustment	$21	$—	$21	$(444)	$8	$(436)
Unrealized gain (loss) on investment	$2,425	$(953)	$1,472	$(50)	$—	$(50)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(303)	$119	$(184)	$(561)	$222	$(339)
Reclassification adjustments into earnings	116	(46)	70	217	(87)	130
Net unrealized loss	$(187)	$73	$(114)	$(344)	$135	$(209)
Other comprehensive income (loss)	$2,259	$(880)	$1,379	$(838)	$143	$(695)
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain on Investment	Net Unrealized Loss on Derivatives	Accumulated Other Comprehensive Income
Balance, December 31, 2015	$(517)	$4,185	$(83)	$3,585
Current period change	21	1,472	(114)	1,379
Balance, March 31, 2016	$(496)	$5,657	$(197)	$4,964

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

13. Income Taxes
The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were 36.9% and 66.2%, respectively. The effective tax rate for the three months ended March 31, 2016 was lower than the statutory tax rate, inclusive of state income taxes, primarily due to certain credits and deductions, partially offset by non-deductible business expenses. The effective tax rate for the first quarter of 2015 was higher than the statutory tax rate, inclusive of state income taxes, primarily due to foreign losses with no tax benefit and certain non-deductible expenses as a percentage of pretax income.
14. Commitments, Contingencies and Guarantees
Litigation
From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.
Guarantees and Indemnification
Guarantees in the form of letters of credit totaling $4.8 million were outstanding at both March 31, 2016 and December 31, 2015, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of March 31, 2016 and December 31, 2015, the estimated fair value of our contingent consideration liability was $8.6 million and $2.1 million, respectively.
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

15. Segment Information
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
•Huron Healthcare
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
Our All Other segment consists of any line of business not managed by our other operating segments. These businesses included our public sector consulting practice and our foreign consulting operations based in the Middle East, both of which we wound down in 2015.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth information about our operating segments for the three months ended March 31, 2016 and 2015, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Refer to Note 4 "Discontinued Operations" for information on the divestiture of the Huron Legal segment in 2015.

	Three Months Ended March 31,
	2016	2015
Huron Healthcare:
Revenues	$114,018	$98,004
Operating income	$39,006	$28,980
Segment operating income as a percentage of segment revenues	34.2%	29.6%
Huron Education and Life Sciences:
Revenues	$43,238	$39,897
Operating income	$10,208	$11,780
Segment operating income as a percentage of segment revenues	23.6%	29.5%
Huron Business Advisory:
Revenues	$23,233	$15,738
Operating income	$2,699	$1,599
Segment operating income as a percentage of segment revenues	11.6%	10.2%
All Other:
Revenues	$—	$787
Operating loss	$—	$(992)
Segment operating loss as a percentage of segment revenues	N/M	N/M
Total Company:
Revenues	$180,489	$154,426
Reimbursable expenses	16,561	16,308
Total revenues and reimbursable expenses	$197,050	$170,734
Statements of Earnings reconciliation:
Segment operating income	$51,913	$41,367
Items not allocated at the segment level:
Other operating expenses and gain	30,123	28,142
Depreciation and amortization expense	7,414	5,289
Other expense, net	3,500	5,076
Income from continuing operations before income tax expense	$10,876	$2,860

N/M – Not Meaningful
No single client generated greater than 10% of our consolidated revenues during the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, no single client accounted for greater than 10% of our combined receivables and unbilled services balances.
16. Subsequent Event
On April 26, 2016, we entered into an agreement to acquire the U.S. assets of ADI Strategies, Inc. ("ADI"), a leading enterprise performance management, risk management, and business intelligence firm focused on implementing the Oracle enterprise application suite. The financial results of ADI will be included within the Huron Business Advisory segment from the close date, which we anticipate will be in the second quarter of 2016. We are also in the process of acquiring the international assets of ADI in Dubai and India. An agreement for these assets is expected to be signed in the second quarter of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” or "outlook" or similar expressions. These forward-looking statements reflect our current expectation about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, among others, those described under “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
OVERVIEW
Our Business
Huron is a global professional services firm focused on assisting clients with their most complex business issues by delivering high-value, quality solutions to support their long-term strategic objectives. We specialize in serving clients in the healthcare, higher education, life sciences, and commercial sectors as these organizations face significant transformational change and regulatory or economic pressures in dynamic market environments. With our deep industry and technical expertise, we provide advisory, consulting, technology, and analytic solutions to deliver sustainable and measurable results. We provide consulting services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic institutions, Fortune 500 companies, and governmental entities. Huron has worked with more than 450 health systems, hospitals, and academic medical centers and more than 400 universities and research institutions.
We provide professional services through four operating segments: Huron Healthcare, Huron Education and Life Sciences, Huron Business Advisory and All Other.
•Huron Healthcare
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
•All Other
Our All Other segment consists of any line of business not managed by our other operating segments. These businesses included our public sector consulting practice and our foreign consulting operations based in the Middle East, both of which we wound down in 2015.
Acquisitions
My Rounding Solutions, LLC
On February 1, 2016, we completed our acquisition of My Rounding Solutions, LLC ("MyRounding"), a Denver, Colorado-based firm specializing in digital health solutions to improve patient care. The MyRounding application is designed to standardize, automate and track rounding activity, allowing nurses and staff to improve the care and experience of patients in real time. The addition of MyRounding expands the integration of our software and consulting solutions and strengthens our transformation services for healthcare providers. The results of operations of MyRounding have been included in our consolidated financial statements and segment operating results of our Huron Healthcare segment from the date of acquisition.
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
Fixed-fee engagements represented 53.6% and 55.3% of our revenues for the three months ended March 31, 2016 and 2015, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publication orders purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 33.3% and 30.9% of our revenues for the three months ended March 31, 2016 and 2015, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 8.4% and 8.7% of our revenues for the three months ended March 31, 2016 and 2015, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support and maintenance and subscription-based revenues are recognized ratably over the support or subscription period, which ranges from one to three years. These fees are billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription-based revenues represented 4.7% and 5.1% of our revenues for the three months ended March 31, 2016 and 2015, respectively.
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

	Three Months Ended March 31,
Segment and Consolidated Operating Results (in thousands):	2016	2015
Huron Healthcare:
Revenues	$114,018	$98,004
Operating income	$39,006	$28,980
Segment operating income as a percentage of segment revenues	34.2%	29.6%
Huron Education and Life Sciences:
Revenues	$43,238	$39,897
Operating income	$10,208	$11,780
Segment operating income as a percentage of segment revenues	23.6%	29.5%
Huron Business Advisory:
Revenues	$23,233	$15,738
Operating income	$2,699	$1,599
Segment operating income as a percentage of segment revenues	11.6%	10.2%
All Other:
Revenues	$—	$787
Operating loss	$—	$(992)
Segment operating loss as a percentage of segment revenues	N/M	N/M
Total Company:
Revenues	$180,489	$154,426
Reimbursable expenses	16,561	16,308
Total revenues and reimbursable expenses	$197,050	$170,734
Statements of Earnings reconciliation:
Segment operating income	$51,913	$41,367
Items not allocated at the segment level:
Other operating expenses and gain	30,123	28,142
Depreciation and amortization expense	7,414	5,289
Total operating income	$14,376	$7,936
Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Huron Healthcare	1,023	1,105
Huron Education and Life Sciences	497	425
Huron Business Advisory	322	211
Total	1,842	1,741
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare	1,026	1,108
Huron Education and Life Sciences	487	423
Huron Business Advisory	316	205
Total	1,829	1,736

	Three Months Ended March 31,
Other Operating Data (continued):	2016	2015
Full-time billable consultant utilization rate (2):
Huron Healthcare	80.5%	72.5%
Huron Education and Life Sciences	71.4%	76.4%
Huron Business Advisory	72.0%	69.5%
Total	76.6%	73.1%
Full-time billable consultant average billing rate per hour (3):
Huron Healthcare	$213	$211
Huron Education and Life Sciences	$227	$225
Huron Business Advisory (4)	$199	$227
Total	$214	$217
Revenue per full-time billable consultant (in thousands):
Huron Healthcare	$82	$72
Huron Education and Life Sciences	$79	$81
Huron Business Advisory	$71	$74
Total	$79	$74
Average number of full-time equivalents (for the period) (5):
Huron Healthcare	199	127
Huron Education and Life Sciences	39	38
Huron Business Advisory	7	5
Total	245	170
Revenue per full-time equivalent (in thousands):
Huron Healthcare	$151	$145
Huron Education and Life Sciences	$123	$149
Huron Business Advisory	$126	$89
Total	$146	$144

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

(4)
The Huron Business Advisory segment includes the operations of Rittman Mead Consulting Private Limited ("Rittman Mead India"), a business that we acquired in July 2015. Absent the impact of Rittman Mead India, the average billing rate per hour for Huron Business Advisory for the three months ended March 31, 2016 would have been $230 per hour.

(5)
Consists of consultants who work variable schedules as needed by our clients, including full-time employees who provide software support and maintenance services to our clients, and cultural transformation consultants within our Studer Group solution, which include coaches and their support staff.

N/M - Not meaningful

Non-GAAP Measures
We also assess our results of operations using certain non-GAAP financial measures. These non-GAAP financial measures differ from GAAP because the non-GAAP financial measures we calculate to measure adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted net income from continuing operations, and adjusted diluted earnings per share from continuing operations exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.
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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues	$180,489	$154,426
Net income from continuing operations	$6,866	$968
Add back:
Income tax expense	4,010	1,892
Interest and other expenses	3,500	5,076
Depreciation and amortization	10,800	7,743
Earnings before interest, taxes, depreciation and amortization (EBITDA)	25,176	15,679
Add back:
Restructuring charges	1,333	656
Other gain	—	(226)
Adjusted EBITDA	$26,509	$16,109
Adjusted EBITDA as a percentage of revenues	14.7%	10.4%

	Three Months Ended March 31,
	2016	2015
Net income from continuing operations	$6,866	$968
Weighted average shares – diluted	21,460	22,602
Diluted earnings per share from continuing operations	$0.32	$0.04
Add back:
Amortization of intangible assets	7,445	4,631
Restructuring charges	1,333	656
Other gain	—	(226)
Non-cash interest on convertible notes	1,839	1,754
Tax effect	(4,172)	(2,685)
Total adjustments, net of tax	6,445	4,130
Adjusted net income from continuing operations	$13,311	$5,098
Adjusted diluted earnings per share from continuing operations	$0.62	$0.23

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
Other gain: We have excluded the effect of the remeasurement gain related to a contingent acquisition liability recorded in the first quarter of 2015 to permit comparability with periods that were not impacted by this item.
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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenues
Revenues increased $26.1 million, or 16.9%, to $180.5 million for the first quarter of 2016 from $154.4 million for the first quarter of 2015. First quarter 2016 revenues included $2.8 million from our acquisitions of Rittman Mead India, Cloud62, Inc., and MyRounding, which we completed subsequent to the first quarter of 2015, and $10.7 million of incremental revenues due to the full quarter impact of our acquisition of Studer Group, which we completed mid-first quarter 2015.
Of the overall $26.1 million increase in revenues, $14.9 million was attributable to our full-time billable consultants and $11.2 million was attributable to our full-time equivalents.
The increase in full-time billable consultant revenues reflected increases in our consultant utilization rate and the average number of billable consultants, partially offset by a decrease in the average billing rate. As discussed below in Segment Results, this increase in revenue reflected strengthened demand for our services in the Huron Business Advisory, Huron Education and Life Sciences, and Huron Healthcare segments.
The increase in full-time equivalent revenues was primarily attributable to our healthcare coaches in the Huron Healthcare segment due to the full quarter impact of our acquisition of Studer Group.
Total Direct Costs
Our total direct costs increased $11.4 million, or 11.0%, to $115.2 million in the three months ended March 31, 2016, from $103.8 million in the three months ended March 31, 2015. Direct costs for our Studer Group practice, which we acquired mid-first quarter 2015, totaled $11.6 million in the first quarter of 2016, compared to $6.1 million in the first quarter of 2015. The overall $13.2 million increase primarily related to a $6.9 million increase in salaries and related expenses for our revenue-generating professionals, a $2.7 million increase in bonus expense for our revenue-generating professionals, a $0.9 million increase in intangible asset amortization expense, and a $0.4 million increase product and event costs.
As a percentage of revenues, our total direct costs decreased to 63.9% during the first quarter of 2016 compared to 67.2% during the first quarter of 2015, and primarily reflected revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals. This decrease was partially offset by increases, as percentages of revenue, in intangible asset amortization expense, bonus expense for our revenue-generating professionals, and product and event costs, all of which were largely driven by our acquisition of Studer Group.
Total direct costs for the three months ended March 31, 2016 included $3.9 million of share-based compensation expense for our revenue-generating professionals compared to $4.1 million for the same prior year period. Total direct costs for the three months ended March 31, 2016 included $3.4 million of amortization expense for intangible assets, primarily representing customer-related assets and software acquired in business combinations, and internal software development costs, compared to $2.5 million of amortization expense for the same prior year period. The $0.9 million increase in amortization expense was primarily attributable to customer-related assets and software acquired in our Studer Group acquisition.
Operating Expenses and Other Operating Gains and Losses
Selling, general and administrative expenses increased $5.2 million, or 14.2%, to $42.1 million in the first quarter of 2016 from $36.8 million in the first quarter of 2015. Selling, general and administrative expenses for our Studer Group practice, which we acquired mid-first quarter 2015, totaled $6.9 million in the first quarter of 2016, compared to $3.0 million in the first quarter of 2015. The overall $5.2 million increase was primarily related to a $2.5 million increase in salaries and related expenses for our support personnel, a $1.3 million increase in bonus expense for our support personnel, a $0.8 million increase in practice administration and meetings expense, and a $0.5 million increase in training expense, partially offset by a $0.5 million decrease in legal expenses.
As a percentage of revenues, selling, general and administrative expenses decreased to 23.3% during the first quarter of 2016 compared to 23.8% during the first quarter of 2015, primarily due to the decrease in legal expenses and a decrease in facilities and other office related expenses as a percentage of revenues, partially offset by an increase in bonus expense for our support personnel as a percentage of revenues.
Restructuring charges for the first quarter of 2016 totaled $1.3 million, compared to $0.7 million for the first quarter of 2015. The charges for the first quarter of 2016 primarily consisted of $0.8 million related to workforce reductions in our corporate operations as we adjust our infrastructure to align with our Huron Legal divestiture, $0.2 million related to updated lease accrual assumptions for the Washington, D.C. space vacated in the fourth quarter of 2014, and $0.2 million related to the wind down of our foreign consulting operations based in the Middle East. The $0.7 million charge for the first quarter of 2015 related to workforce reductions to better align our resources with market demand, primarily in our All Other segment.

Depreciation and amortization expense increased by $2.1 million to $7.4 million in the three months ended March 31, 2016, from $5.3 million in the three months ended March 31, 2015. The increase was primarily attributable to amortization expense for intangible assets acquired in the Studer Group acquisition. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, non-competition agreements, and trade names acquired in connection with our business acquisitions.
Operating Income
Operating income increased $6.4 million, or 81.1%, to $14.4 million in the first quarter of 2016 from $7.9 million in the first quarter of 2015. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 8.0% in the three months ended March 31, 2016, compared to 5.1% in the three months ended March 31, 2015. The increase in operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and the decrease in legal expenses, partially offset by the increases, as percentages of revenues, in intangible asset amortization expense and bonus expense for both our revenue-generating professionals and support personnel during the first quarter of 2016 compared to the first quarter of 2015.
Other Expense, Net
Total other expense, net decreased by $1.6 million to $3.5 million in the first quarter of 2016 from $5.1 million in the first quarter of 2015. The decrease was primarily attributable to a $1.3 million decrease in foreign currency transaction losses and a $0.4 million decrease in interest expense. The decrease in interest expense was primarily due to lower levels of borrowings under our credit facility during the first quarter of 2016 compared to the first quarter of 2015.
Income Tax Expense
For the first quarter of 2016, we recognized income tax expense from continuing operations of $4.0 million on income from continuing operations of $10.9 million. For the first quarter of 2015, we recognized income tax expense from continuing operations of $1.9 million on income from continuing operations of $2.9 million. Our effective tax rate for the first quarter of 2016 was 36.9% compared with 66.2% for the same period last year. The effective tax rate for the three months ended March 31, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to certain credits and deductions, partially offset by non-deductible business expenses. The effective tax rate for the first quarter of 2015 was higher than the statutory tax rate, inclusive of state income taxes, primarily due to foreign losses with no tax benefit and certain non-deductible expenses as a percentage of pretax income.
Net Income from Continuing Operations
Net income from continuing operations was $6.9 million for the three months ended March 31, 2016, compared to net income from continuing operations of $1.0 million for the same period last year. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first quarter of 2016 was $0.32 compared to $0.04 for the first quarter of 2015.
Discontinued Operations
Net loss from discontinued operations was $0.9 million for the three months ended March 31, 2016, compared to net income from discontinued operations of $0.5 million for the same period last year. See Note 4 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA increased $9.5 million to $25.2 million for the three months ended March 31, 2016, from $15.7 million for the three months ended March 31, 2015. Adjusted EBITDA increased $10.4 million to $26.5 million in the first quarter of 2016 from $16.1 million in the first quarter of 2015. The increase in both EBITDA and Adjusted EBITDA was primarily due to the increase in segment operating income, as discussed below in Segment Results.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $8.2 million to $13.3 million in the first quarter of 2016 compared to $5.1 million in the first quarter of 2015. The increase was primarily attributable to the increase in operating income, exclusive of the increase in amortization expense. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.62 for the first quarter of 2016, compared to $0.23 for the first quarter of 2015.

Segment Results
Huron Healthcare
Revenues
Huron Healthcare segment revenues increased $16.0 million, or 16.3%, to $114.0 million for the first quarter of 2016 from $98.0 million for the first quarter of 2015. Revenues for the first quarter of 2016 included $0.3 million from our acquisition of MyRounding completed in the first quarter of 2016, and $10.7 million of incremental revenues due to the full quarter impact of our acquisition of Studer Group, which we completed mid-first quarter 2015.
During the three months ended March 31, 2016, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 74.0%, 8.4%, 12.2%, and 5.4% of this segment’s revenues, respectively, compared to 71.9%, 8.3%, 13.8%, and 6.0%, respectively, for the comparable period in 2015.
Of the overall $16.0 million increase in revenues, $11.7 million was attributable to an increase in revenue from our full-time equivalents and $4.3 million was attributable to our full-time billable consultants.
The increase in revenue from our full-time equivalents reflected increases in both the average number of full-time equivalents and revenue per full-time equivalent in the first quarter of 2016 compared to the same prior year period, and is the result of our Studer Group acquisition.
The increase in revenue from our full-time billable consultants reflected increases in our consultant utilization rate and average billing rate, partially offset by a decrease in the average number of full-time billable consultants. Performance-based fee revenue was $13.9 million during the first quarter of 2016 compared to $13.5 million during the first quarter of 2015. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Operating Income
Huron Healthcare segment operating income increased $10.0 million, or 34.6%, to $39.0 million for the three months ended March 31, 2016, from $29.0 million for the three months ended March 31, 2015. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 34.2% for the first quarter of 2016 from 29.6% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced increases in salaries and related expenses and bonus expense for our revenue-generating professionals, partially offset by increases, as percentages of revenues, in salaries and related expenses and bonus expense for our support personnel and intangible asset amortization expense and product and event costs, both of which are related to our Studer Group acquisition.
Huron Education and Life Sciences
Revenues
Huron Education and Life Sciences segment revenues increased $3.3 million, or 8.4%, to $43.2 million for the first quarter of 2016 from $39.9 million for the first quarter of 2015.
Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 21.3%, 72.8%, 0.8%, and 5.1% of this segment’s revenues, respectively, during the first quarter of 2016. Revenues from fixed-fee engagements, time-and-expense engagements, and software support and maintenance arrangements represented 30.3%, 65.0%, and 4.7%, respectively, during the first quarter of 2015.
Of the overall $3.3 million increase in revenues, $4.2 million was attributable to our full-time billable consultants, partially offset by a $0.9 million decrease in revenue generated by our full-time equivalents. The increase in revenue from our full-time billable consultants reflected increases in the average number of full-time billable consultants and average billing rate, partially offset by a decrease in consultant utilization rate. The decrease in revenue from our full-time equivalents reflected a decrease in the revenue per full-time equivalent, largely due to a decrease in license revenues.
Operating Income
Huron Education and Life Sciences segment operating income decreased by $1.6 million, or 13.3%, to $10.2 million for the three months ended March 31, 2016, from $11.8 million for the three months ended March 31, 2015. Segment operating margin decreased to 23.6% for the first quarter of 2016 from 29.5% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases, as percentages of revenues, in salaries and related expenses and bonus expense for our revenue-

generating professionals, which was largely the result of our cloud-based enterprise resource planning (ERP) investment. These decreases to segment operating margin were partially offset by decreases in contractor expense and intangible asset amortization expense.
Huron Business Advisory
Revenues
Huron Business Advisory segment revenues increased $7.5 million, or 47.6%, to $23.2 million for the first quarter of 2016 from $15.7 million for the first quarter of 2015. Revenues for the first quarter of 2016 included $2.5 million from our acquisitions of Rittman Mead India and Cloud62, Inc., which we completed subsequent to the first quarter of 2015.
Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 13.7%, 82.2%, 3.6%, and 0.5% of this segment’s revenues, respectively, during the first quarter of 2016. Revenues from fixed-fee engagements, time-and-expense engagements, and software support and maintenance arrangements represented 13.9%, 85.5%, and 0.6% of this segment’s revenues, respectively, during the first quarter of 2015. Performance-based fee revenue was $0.8 million for the first quarter of 2016, compared to no performance-based revenue for the first quarter of 2015.
Of the overall $7.5 million increase in revenues, $7.1 million was attributable to our full-time billable consultants, while $0.4 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants reflected increases in the average number of full-time billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate. The decrease in the average billing rate was largely the result of our acquisition of Rittman Mead India.
Operating Income
Huron Business Advisory segment operating income increased by $1.1 million, or 68.8%, to $2.7 million for the three months ended March 31, 2016, from $1.6 million for the three months ended March 31, 2015. Segment operating margin increased to 11.6% for the first quarter of 2016 from 10.2% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced increases in salaries and related expenses and bonus expense for our revenue-generating professionals, partially offset by increases, as percentages of revenues, in practice administration and meetings expense and contractor expense.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $45.0 million, from $58.4 million at December 31, 2015, to $13.5 million at March 31, 2016. As of March 31, 2016, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2016	2015
Net cash used in operating activities	$(9,880)	$(42,154)
Net cash used in investing activities	(17,098)	(345,730)
Net cash (used in) provided by financing activities	(18,160)	138,229
Effect of exchange rate changes on cash	158	(34)
Net decrease in cash and cash equivalents	$(44,980)	$(249,689)
Operating Activities
Net cash used in operating activities totaled $9.9 million for the three months ended March 31, 2016 and $42.2 million for the same period last year.
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
The decrease in cash used in operations was primarily attributable to a decrease in the amount paid for annual performance bonuses during the first quarter of 2016 compared to the first quarter of 2015, as well as increased collections of receivables, partially offset by higher tax payments during the first quarter of 2016 compared to the first quarter of 2015.

Investing Activities
Net cash used in investing activities was $17.1 million for the three months ended March 31, 2016 and $345.7 million for the same period last year.
The use of cash in the first three months of 2016 primarily consisted of $14.0 million for the purchase of a business and $2.0 million for purchases of property and equipment.
The use of cash in the first three months of 2015 primarily consisted of $331.8 million for purchases of businesses, $6.5 million for purchases of property and equipment, and a $2.5 million investment in Shorelight in the form of zero coupon convertible debt instruments.
We estimate that we will use approximately $20.0 million of cash for purchases of property and equipment for full year 2016, primarily consisting of information technology-related equipment and leasehold improvements to support our corporate infrastructure.
Financing Activities
Net cash used in financing activities was $18.2 million for the three months ended March 31, 2016. During the first three months of 2016, we had net borrowings of $40.5 million under our credit facility, primarily to fund our annual performance bonus payment, and we repurchased and retired $55.3 million of our common stock under our October 2014 Share Repurchase Program, as defined below.
Net cash provided by financing activities was $138.2 million for the three months ended March 31, 2015. During the first three months of 2015, we had net borrowings of $140.0 million under our credit facility, primarily to fund the Studer Group acquisition and our annual performance bonus payment.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we could, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). In October 2015, our board of directors authorized an extension of the October 2014 Share Repurchase Program through October 31, 2016; and in December 2015, our board of directors increased the authorized amount to $125 million. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. During the three months ended March 31, 2016, we repurchased and retired 982,192 shares at an average cost of $56.27 per share. As of March 31, 2016, $35.1 million remains available for share repurchases under the October 2014 Share Repurchase Program.
Financing Arrangements
At March 31, 2016, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding and $132.5 million outstanding under our senior secured credit facility, as discussed below.
1.25% Convertible Senior Notes
In September 2014, we issued $250.0 million principal amount of the Convertible Notes in a private offering. The Convertible Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 1 and October 1 of each year at an annual rate of 1.25%. The Convertible Notes will mature on October 1, 2019, unless earlier repurchased by the Company or converted in accordance with their terms.
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
For further information see Note 8 “Financing Arrangements” within the notes to our consolidated financial statements.

Senior Secured Credit Facility
The Company has a $500 million senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the "Amended Credit Agreement"), that becomes due and payable in full upon maturity on March 31, 2020. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $100 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $600 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, and general corporate purposes.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At March 31, 2016, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.25 to 1.00 and a Consolidated Interest Coverage Ratio of 18.07 to 1.00.
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
Borrowings outstanding under the Amended Credit Agreement at March 31, 2016 totaled $132.5 million. These borrowings carried a weighted average interest rate of 2.4%, including the effect of the interest rate swaps described in Note 10 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2015 were $92.0 million and carried a weighted average interest rate of 2.4%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2016, we had outstanding letters of credit totaling $4.8 million, which are primarily used as security deposits for our office facilities. As of March 31, 2016, the unused borrowing capacity under the revolving credit facility was $362.7 million.
For further information see Note 8 “Financing Arrangements” within the notes to the consolidated financial statements.
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
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our contractual obligations since December 31, 2015.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the first three months of 2016.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 “New Accounting Pronouncements” within the notes to the consolidated financial statements for information on new accounting pronouncements.
SUBSEQUENT EVENT
On April 26, 2016, we entered into an agreement to acquire the U.S. assets of ADI Strategies, Inc. ("ADI"), a leading enterprise performance management, risk management, and business intelligence firm focused on implementing the Oracle enterprise application suite. The financial results of ADI will be included within the Huron Business Advisory segment from the close date, which we anticipate will be in the second quarter of 2016. We are also in the process of acquiring the international assets of ADI in Dubai and India. An agreement for these assets is expected to be signed in the second quarter of 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $217.5 million as of March 31, 2016, which represents the liability component of the $250.0 million principal balance. The total estimated fair value of our Convertible Notes at March 31, 2016 was $243.5 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended March 31, 2016, which was $97.396 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At March 31, 2016, we had borrowings outstanding under the credit facility totaling $132.5 million that carried a weighted average interest rate of 2.4% including the effect of the interest rate swaps described below. A hypothetical 100 basis point change in this interest rate would have a $0.5 million effect on our pretax income including the effect of the interest rate swaps described below. At December 31, 2015, our borrowings outstanding under the credit facility totaled $92.0 million and carried a weighted average interest rate of 2.4%, including the effect of the interest rate swaps described below; and were fully hedged against changes in interest rates by our interest rate swaps, which had a notional amount of $92.0 million at December 31, 2015.
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
On April 4, 2013, we entered into a forward amortizing interest rate swap agreement effective on March 31, 2014 and ending on August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $60.0 million and amortizes quarterly until April 2016. Upon expiration of the two interest rate swaps in April 2016 described above, the notional amount of this interest rate swap will increase to $86.0 million and continue to amortize quarterly throughout the remaining term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.985%.
Including the impact of the above swap agreements, the weighted average interest rate on $86.0 million of our variable-rate debt, which equals the notional amount of the swap agreements in effect at March 31, 2016, was 2.4%.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of March 31, 2016, the fair value of the investment was $37.3 million, with a total cost basis of $27.9 million.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information required by this Item is incorporated by reference from Note 14 "Commitments, Contingencies and Guarantees" included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2016, we reacquired 78,652 shares of common stock with a weighted average fair market value of $55.65 as a result of such tax withholdings.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). During the fourth quarter of 2015, our board of directors authorized an extension of the October 2014 Share Repurchase Program through October 31, 2016, and authorized an increase to the October 2014 Share Repurchase Program to $125 million. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. During the quarter ended March 31, 2016, we repurchased 982,192 shares of our common stock at an average price of $56.27.
The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)
January 1, 2016 - January 31, 2016	919,774	$56.19	917,480	$38,831,089
February 1, 2016 - February 29, 2016	64,712	$56.95	64,712	$35,143,546
March 1, 2016 - March 31, 2016	76,358	$55.54	—	$35,143,546
Total	1,060,844	$56.19	982,192

(1)
The number of shares purchased includes 2,294 shares in January 2016 and 76,358 shares in March 2016 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the October 2014 Share Repurchase Program.

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

Huron Consulting Group Inc.
(Registrant)

Date:	April 28, 2016	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Operating Officer and Chief Financial Officer