Form 10-Q
period 2016-06-30
Huron Consulting Group Inc.
filed 2016-07-26
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 20, 2016, 21,747,044 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$6,700	$58,437
Receivables from clients, net	72,320	85,297
Unbilled services, net	78,220	56,527
Income tax receivable	—	406
Prepaid expenses and other current assets	15,955	27,720
Total current assets	173,195	228,387
Property and equipment, net	29,482	28,888
Long-term investment	36,261	34,831
Other non-current assets	22,867	21,045
Intangible assets, net	93,398	94,992
Goodwill	787,354	751,400
Total assets	$1,142,557	$1,159,543
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,537	$7,220
Accrued expenses	23,353	24,276
Accrued payroll and related benefits	52,565	80,839
Deferred revenues	21,290	19,086
Total current liabilities	102,745	131,421
Non-current liabilities:
Deferred compensation and other liabilities	29,736	23,768
Long-term debt	334,674	307,376
Deferred lease incentives	9,619	9,965
Deferred income taxes, net	39,830	34,688
Total non-current liabilities	413,859	375,797
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,102,337 and 24,775,823 shares issued at June 30, 2016 and December 31, 2015, respectively	234	241
Treasury stock, at cost, 2,353,880 and 2,249,630 shares at June 30, 2016 and December 31, 2015, respectively	(109,768)	(103,734)
Additional paid-in capital	396,136	438,367
Retained earnings	335,037	313,866
Accumulated other comprehensive income	4,314	3,585
Total stockholders’ equity	625,953	652,325
Total liabilities and stockholders’ equity	$1,142,557	$1,159,543

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues and reimbursable expenses:
Revenues	$184,259	$184,019	$364,748	$338,445
Reimbursable expenses	18,982	20,867	35,543	37,175
Total revenues and reimbursable expenses	203,241	204,886	400,291	375,620
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	103,099	101,233	214,956	202,627
Amortization of intangible assets and software development costs	3,840	4,910	7,226	7,364
Reimbursable expenses	19,164	20,950	35,791	37,357
Total direct costs and reimbursable expenses	126,103	127,093	257,973	247,348
Operating expenses and other loss, net:
Selling, general and administrative expenses	39,624	41,186	81,681	78,010
Restructuring charges	1,747	601	3,080	1,257
Other loss, net	—	750	—	524
Depreciation and amortization	7,558	6,459	14,972	11,748
Total operating expenses and other loss, net	48,929	48,996	99,733	91,539
Operating income	28,209	28,797	42,585	36,733
Other income (expense), net:
Interest expense, net of interest income	(4,123)	(4,763)	(8,094)	(9,156)
Other income (expense), net	276	101	747	(582)
Total other expense, net	(3,847)	(4,662)	(7,347)	(9,738)
Income from continuing operations before income tax expense	24,362	24,135	35,238	26,995
Income tax expense	8,223	9,987	12,233	11,879
Net income from continuing operations	16,139	14,148	23,005	15,116
Income (loss) from discontinued operations, net of tax	(970)	4,685	(1,834)	5,219
Net income	$15,169	$18,833	$21,171	$20,335
Net earnings per basic share:
Net income from continuing operations	$0.77	$0.64	$1.09	$0.68
Income (loss) from discontinued operations, net of tax	(0.05)	0.21	(0.09)	0.24
Net income	$0.72	$0.85	$1.00	$0.92
Net earnings per diluted share:
Net income from continuing operations	$0.76	$0.62	$1.07	$0.67
Income (loss) from discontinued operations, net of tax	(0.05)	0.21	(0.08)	0.23
Net income	$0.71	$0.83	$0.99	$0.90
Weighted average shares used in calculating earnings per share:
Basic	21,061	22,220	21,088	22,174
Diluted	21,376	22,654	21,418	22,628
Comprehensive income:
Net income	$15,169	$18,833	$21,171	$20,335
Foreign currency translation gain (loss), net of tax	(19)	850	2	414
Unrealized gain (loss) on investment, net of tax	(597)	4,185	875	4,135
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(34)	48	(148)	(161)
Other comprehensive income (loss)	(650)	5,083	729	4,388
Comprehensive income	$14,519	$23,916	$21,900	$24,723
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	24,065,154	$241	(2,262,080)	$(103,734)	$438,367	$313,866	$3,585	$652,325
Comprehensive income						21,171	729	21,900
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	310,429	3	(23,502)	(1,589)	1,586			—
Exercise of stock options	4,706	—			123			123
Share-based compensation					11,107			11,107
Shares redeemed for employee tax withholdings			(79,794)	(4,445)				(4,445)
Income tax benefit on share-based compensation					208			208
Share repurchases	(982,192)	(10)			(55,255)			(55,265)
Balance at June 30, 2016	23,398,097	$234	(2,365,376)	$(109,768)	$396,136	$335,037	$4,314	$625,953
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$21,171	$20,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,201	24,431
Share-based compensation	9,787	11,776
Amortization of debt discount and issuance costs	4,757	4,663
Allowances for doubtful accounts and unbilled services	5,877	(1,034)
Deferred income taxes	4,019	3,191
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients	19,818	(7,550)
(Increase) decrease in unbilled services	(26,552)	(824)
(Increase) decrease in current income tax receivable / payable, net	(570)	3,106
(Increase) decrease in other assets	10,424	(4,125)
Increase (decrease) in accounts payable and accrued liabilities	(4,594)	2,863
Increase (decrease) in accrued payroll and related benefits	(26,978)	(47,114)
Increase (decrease) in deferred revenues	1,187	8,613
Net cash provided by operating activities	40,547	18,331
Cash flows from investing activities:
Purchases of property and equipment, net	(5,376)	(9,869)
Investment in life insurance policies	(1,699)	(5,127)
Purchases of businesses, net of cash acquired	(49,071)	(331,990)
Purchase of convertible debt investment	—	(3,138)
Capitalization of internally developed software costs	(536)	(398)
Net cash used in investing activities	(56,682)	(350,522)
Cash flows from financing activities:
Proceeds from exercise of stock options	123	—
Shares redeemed for employee tax withholdings	(4,445)	(4,650)
Tax benefit from share-based compensation	860	2,823
Share repurchases	(55,265)	(13,498)
Proceeds from borrowings under credit facility	116,000	256,500
Repayments on credit facility	(93,000)	(149,000)
Payments for capital lease obligations	—	(34)
Net cash provided by (used in) financing activities	(35,727)	92,141
Effect of exchange rate changes on cash	125	6
Net decrease in cash and cash equivalents	(51,737)	(240,044)
Cash and cash equivalents at beginning of the period	58,437	256,872
Cash and cash equivalents at end of the period	$6,700	$16,828
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$3,248	$3,723
Contingent consideration related to business acquisitions	$6,500	$900
Common stock issued related to business acquisition	$—	$2,204
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2016 and 2015. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2016. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
On December 10, 2015, we entered into an agreement to sell our Huron Legal segment to a third party. The sale closed on December 31, 2015. The operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of earnings for all periods presented. As of June 30, 2016 and December 31, 2015, no assets or liabilities of the disposed business remained on our consolidated balance sheet. See Note 4 "Discontinued Operations" for additional information on the divestiture of our Huron Legal segment.
Certain other amounts reported in the previous year have been reclassified to conform to the 2016 presentation. See Note 3 "New Accounting Pronouncements" for information on the balance sheet reclassification of our debt issuance costs related to our convertible notes.
3. New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The updated guidance is effective for us beginning January 1, 2017. Early adoption is permitted in any interim or annual period. If early adopted in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the potential impact this guidance will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU 2016-06 clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815-15-25-42 (as amended by the ASU). The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. The updated guidance is effective for us beginning January 1, 2017. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and sets the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

interest rate method or on a straight-line basis over the term of the lease. ASU 2016-02 will be effective for us beginning January 1, 2019, with early adoption permitted. Entities are required to use a modified retrospective transition method for existing leases. We are currently evaluating the potential impact this guidance will have on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The updated guidance is effective for us beginning January 1, 2018. We are currently evaluating the potential impact this guidance will have on our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09, as amended, is effective for us beginning January 1, 2018 and is to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption will be permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016). We are currently evaluating the potential impact this guidance will have on our consolidated financial statements, as well as the transition methods.

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
The sale closed on December 31, 2015, at which time we received net proceeds of $110.1 million and recognized a pretax disposal loss of $2.3 million. The divestiture of the Huron Legal segment represented a strategic shift that had a major effect on our operations and financial results as contemplated under ASC 205-20, Presentation of Financial Statements - Discontinued Operations. As such, the operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of earnings for all periods presented. As of June 30, 2016 and December 31, 2015, no assets or liabilities of the disposed business remained on our consolidated balance sheet.
For the three and six months ended June 30, 2016, we recognized losses from discontinued operations, net of tax, of $1.0 million and $1.8 million, respectively, primarily related to employee benefit obligations, legal fees, and updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment.
The table below summarizes the operating results of Huron Legal for the three and six months ended June 30, 2015.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues and reimbursable expenses:
Revenues	$39,625	$73,052
Reimbursable expenses	522	1,369
Total revenues and reimbursable expenses	40,147	74,421
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	24,256	47,864
Amortization of intangible assets	59	117
Reimbursable expenses	521	1,366
Total direct costs and reimbursable expenses	24,836	49,347
Operating expenses:
Selling, general and administrative expenses	5,480	10,988
Restructuring charges	(4)	930
Depreciation and amortization	2,540	5,029
Total operating expenses	8,016	16,947
Operating income	7,295	8,127
Other income, net	66	20
Income from discontinued operations before income tax expense	7,361	8,147
Income tax expense	2,676	2,928
Income from discontinued operations, net of tax	$4,685	$5,219

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below summarizes the amounts reflected in our consolidated statements of cash flows that relate to the discontinued operation for the six months ended June 30, 2015.

Six Months Ended June 30, 2015
Depreciation and amortization	$5,146
Share-based compensation	$606
Purchases of property and equipment	$2,296
Significant non-cash investing items of discontinued operations:
Contingent consideration related to business acquisitions	$900
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
5. Acquisitions
ADI Strategies, Inc.
On May 1, 2016, we completed the acquisition of the U.S. assets of ADI Strategies, Inc. ("ADI Strategies"), a leading enterprise performance management, risk management, and business intelligence firm focused on implementing the Oracle enterprise application suite. This acquisition was not significant to our consolidated financial statements. The results of operations of ADI Strategies have been included in our consolidated financial statements and the results of operations of our Huron Business Advisory segment from the date of acquisition. We are also in the process of acquiring the international assets of ADI Strategies in Dubai and India, for which we expect to sign an agreement in the third quarter of 2016.
My Rounding Solutions, LLC
On February 1, 2016, we completed the acquisition of My Rounding Solutions, LLC ("MyRounding"), a Denver, Colorado-based firm specializing in digital health solutions to improve patient care. The MyRounding application is designed to standardize, automate and track rounding activity, allowing nurses and staff to improve the care and experience of patients in real time. The addition of MyRounding expands the integration of our software and consulting solutions and strengthens our transformation services for healthcare providers. This acquisition was not significant to our consolidated financial statements. The results of operations of MyRounding have been included in our consolidated financial statements and the results of operations of our Huron Healthcare segment from the date of acquisition.
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
Studer Group’s results of operations have been included in our unaudited consolidated statements of earnings and other comprehensive income and results of operations of our Huron Healthcare segment from the date of acquisition. For the three months ended June 30, 2015, revenues from Studer Group were $22.2 million and operating income was $0.8 million, which included $6.3 million of amortization expense for intangible assets acquired. For the six months ended June 30, 2015, revenues from Studer Group were $33.6 million and operating income was $2.0 million, which included $9.1 million of amortization expense for intangible assets acquired. In connection with the acquisition of Studer Group, we incurred $2.1 million of transaction and acquisition-related expenses, $0.9 million of which were incurred in the fourth quarter of 2014, $1.0 million of which were incurred in the first quarter of 2015, and the remaining $0.2 million were incurred in the second quarter of 2015. These costs are recorded in selling, general and administrative expenses in the period in which they were incurred.
The following supplemental pro forma information summarizes the combined results of operations for Huron and Studer Group for the three and six months ended June 30, 2015 as though the companies were combined on January 1, 2014.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues	$184,019	$349,267
Net income from continuing operations	$14,648	$16,192
Net income from continuing operations per share - basic	$0.66	$0.73
Net income from continuing operations per share - diluted	$0.65	$0.72
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

6. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2016.

	Huron Healthcare	Huron Education and Life Sciences	Huron Business Advisory	Total
Balance as of December 31, 2015:
Goodwill	$610,264	$102,906	$181,213	$894,383
Accumulated impairment	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2015	610,264	102,906	38,230	751,400
Goodwill recorded in connection with business acquisitions	13,885	—	21,824	35,709
Foreign currency translation	—	—	245	245
Goodwill, net as of June 30, 2016	$624,149	$102,906	$60,299	$787,354
Refer to Note 5 “Acquisitions” for additional information on our recent acquisitions.
Intangible assets as of June 30, 2016 and December 31, 2015 consisted of the following:

		June 30, 2016		December 31, 2015
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	5 to 13	$85,377	$28,007	$79,449	$22,360
Customer contracts	1 to 4	26,097	16,665	25,332	11,943
Trade names	5	22,930	8,523	22,800	5,396
Technology and software	3 to 5	9,250	2,125	4,180	1,324
Non-competition agreements	1 to 5	4,205	1,926	3,415	1,498
Publishing content	3	3,300	1,513	3,300	963
Favorable lease contract	3	720	92	—	—
In-process technology	Indefinite	370	—	—	—
Total		$152,249	$58,851	$138,476	$43,484
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible asset amortization expense was $8.2 million and $8.1 million for the three months ended June 30, 2016, and 2015, respectively. Intangible assets amortization expense was $15.6 million and $12.8 million for the six months ended June 30, 2016, and 2015, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2016 and each of the five succeeding years for the definite-lived intangible assets recorded as of June 30, 2016.

Year Ending December 31,	Estimated Amount
2016	$31,544
2017	$28,456
2018	$18,096
2019	$11,905
2020	$7,677
2021	$4,521
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income from continuing operations	$16,139	$14,148	$23,005	$15,116
Income (loss) from discontinued operations, net of tax	(970)	4,685	(1,834)	5,219
Net income	$15,169	$18,833	$21,171	$20,335

Weighted average common shares outstanding – basic	21,061	22,220	21,088	22,174
Weighted average common stock equivalents	315	434	330	454
Weighted average common shares outstanding – diluted	21,376	22,654	21,418	22,628

Net earnings per basic share:
Net income from continuing operations	$0.77	$0.64	$1.09	$0.68
Income (loss) from discontinued operations, net of tax	(0.05)	0.21	(0.09)	0.24
Net income	$0.72	$0.85	$1.00	$0.92

Net earnings per diluted share:
Net income from continuing operations	$0.76	$0.62	$1.07	$0.67
Income (loss) from discontinued operations, net of tax	(0.05)	0.21	(0.08)	0.23
Net income	$0.71	$0.83	$0.99	$0.90

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above is shown in the following table.

	As of June 30,
	2016	2015
Unvested restricted stock awards	2	—
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	6,260	6,258
See Note 8 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we could, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). In the fourth quarter of 2015, our board of directors authorized an extension of the October 2014 Share Repurchase Program through October 31, 2016, and authorized an increase to the October 2014 Share Repurchase Program to $125 million. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. In the first quarter of 2016, 982,192 shares were repurchased and retired for $55.3 million under the October 2014 Share Repurchase Program. No shares were repurchased in the second quarter of 2016. As of June 30, 2016, $35.1 million remains available for share repurchases under the October 2014 Share Repurchase Program.
8. Financing Arrangements
A summary of the carrying amounts of our debt is as follows:

	June 30, 2016	December 31, 2015
1.25% convertible senior notes due 2019	$219,674	$215,376
Senior secured credit facility	115,000	92,000
Total long-term debt	$334,674	$307,376
A summary of the scheduled maturities of our debt follows:

Scheduled Maturities of Long-Term Debt
2019	$250,000
2020	$115,000
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
In accordance with ASC 470, Debt, we have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of June 30, 2016, the remaining life of the Convertible Notes is 3.3 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

As of June 30, 2016 and December 31, 2015, the Convertible Notes consisted of the following:

	June 30, 2016	December 31, 2015
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(26,307)	(30,007)
Less: debt issuance costs, net of amortization	(4,019)	(4,617)
Net carrying amount	$219,674	$215,376
Equity component(1)	$39,287	$39,287

(1)	Included in Additional paid-in capital on the consolidated balance sheet.
The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest coupon	$781	$781	$1,563	$1,563
Amortization of debt discount	1,861	1,775	3,699	3,529
Amortization of debt issuance costs	300	295	598	588
Total interest expense	$2,942	$2,851	$5,860	$5,680
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

•
Warrants. In connection with the issuance of the Convertible Notes, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.1 million shares of the Company’s common stock at a strike price of approximately $97.12. The warrants will expire incrementally on 100 different dates from January 6, 2020 to May 28, 2020 and are exercisable at each such expiry date. If the average market value per share of our common stock for the reporting period exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share. We received aggregate proceeds of $23.6 million from the sale of the warrants, which was recorded as additional paid-in capital on the consolidated balance sheets. The warrants are separate transactions and are not part of the terms of the Convertible Notes or the convertible note hedge transactions.

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
Senior Secured Credit Facility
The Company has a $500 million five-year senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the "Amended Credit Agreement"), that becomes due and payable in full upon maturity on March 31, 2020. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $100 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $600 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At June 30, 2016, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.12 to 1.00 and a Consolidated Interest Coverage Ratio of 19.69 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at June 30, 2016 totaled $115.0 million. These borrowings carried a weighted average interest rate of 2.3%, including the effect of the interest rate swap described below in Note 10 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2015 were $92.0 million and carried a weighted average interest rate of 2.4%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

June 30, 2016, we had outstanding letters of credit totaling $4.8 million, which are primarily used as security deposits for our office facilities. As of June 30, 2016, the unused borrowing capacity under the revolving credit facility was $380.2 million.
9. Restructuring Charges
During the second quarter of 2016, we incurred a $1.7 million pretax restructuring charge. Of the $1.7 million charge, $1.2 million related to workforce reductions in our Healthcare segment to better align our resources with market demand and $0.3 million related to updated assumptions for the lease accrual of the Washington, D.C. space vacated in the fourth quarter of 2014.
During the first quarter of 2016, we incurred a $1.3 million pretax restructuring charge. The $1.3 million charge primarily consisted of $0.8 million related to workforce reductions in our corporate operations as we adjust our infrastructure to align with our Huron Legal divestiture, $0.2 million related to updated assumptions for the lease accrual of the Washington, D.C. space, and $0.2 million related to the wind down of our foreign consulting operations based in the Middle East.
During the second quarter of 2015, we incurred a $0.6 million pretax restructuring charge primarily related to workforce reductions in our All Other segment as we wound down our public sector consulting practice and our foreign consulting operations based in the Middle East. During the first quarter of 2015, we incurred a $0.7 million pretax restructuring charge related to workforce reductions to better align our resources with market demand, primarily in our All Other segment.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the six months ended June 30, 2016.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2015	$2,323	$6,379	$—	$8,702
Additions (1)	3,449	56	453	3,958
Payments	(4,321)	(664)	(248)	(5,233)
Adjustments (1)	(241)	656	(8)	407
Non-cash items	—	(4)	(149)	(153)
Balance as of June 30, 2016 (2)	$1,210	$6,423	$48	$7,681

(1)
Additions and adjustments for the six months ended June 30, 2016 include a total of $1.4 million related to discontinued operations. Refer to Note 4 "Discontinued Operations" for additional information.

(2)
The total restructuring charge liability as of June 30, 2016 includes $5.9 million related to discontinued operations. Refer to Note 4 "Discontinued Operations" for additional information on our discontinued operations.

As of June 30, 2016, our restructuring charge liability related to office space reductions of $6.4 million represented the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in Washington, D.C., New York, and Houston. The $1.2 million restructuring charge liability related to employee costs is expected to be paid in the next 12 months. The restructuring charge liabilities are included as a component of accrued expenses and deferred compensation and other liabilities.
10. Derivative Instruments and Hedging Activity
On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective February 29, 2012, which ended April 14, 2016. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings described in Note 8 “Financing Arrangements.” The swap had an initial notional amount of $56.6 million and amortized throughout the term. Under the terms of the interest rate swap agreement, we received from the counterparty interest on the notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 0.9875%.
On May 30, 2012, we entered into an amortizing interest rate swap agreement effective May 31, 2012, which ended April 14, 2016. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $37.0 million and amortized throughout the term. Under the terms of the interest

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

rate swap agreement, we received from the counterparty interest on the notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 0.70%.
On April 4, 2013, we entered into a forward amortizing interest rate swap agreement effective March 31, 2014 and ending August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $60.0 million and amortized quarterly until April 2016. Upon expiration of the two interest rate swaps in April 2016 described above, the notional amount of this interest rate swap increased to $86.0 million and continues to amortize quarterly throughout the remaining term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.985%.
ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC 815, we have designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of June 30, 2016, it was anticipated that $0.2 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three and six months ended June 30, 2016.
The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of June 30, 2016 and December 31, 2015.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	June 30, 2016	December 31, 2015
Other non-current assets	$—	$86
Accrued expenses	$356	$242
Deferred compensation and other liabilities	$41	$—
All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on our consolidated balance sheet. All of the Company’s derivative instruments as of June 30, 2016 and December 31, 2015 were held with the same counterparty.
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

Level 3 Inputs	Unobservable inputs for the asset or liability, and includes situations in which there is little, if any, market activity for the asset or liability.
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	Level 1	Level 2	Level 3	Total
June 30, 2016
Assets:
Promissory note	$—	$—	$2,337	$2,337
Convertible debt investment	—	—	36,261	36,261
Total assets	$—	$—	$38,598	$38,598
Liabilities:
Interest rate swap	$—	$397	$—	$397
Contingent consideration for business acquisitions	—	—	8,563	8,563
Total liabilities	$—	$397	$8,563	$8,960
December 31, 2015
Assets:
Promissory note	$—	$—	$2,309	$2,309
Convertible debt investment	—	—	34,831	34,831
Total assets	$—	$—	$37,140	$37,140
Liabilities:
Interest rate swaps	$—	$156	$—	$156
Contingent consideration for business acquisition	—	—	2,063	2,063
Total liabilities	$—	$156	$2,063	$2,219
Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to us annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. The increase in the fair value of the note during the first six months of 2016 reflects the accretion of interest income in excess of interest payments received, partially offset by updated cash flow assumptions. As of June 30, 2016, the present value of the payments expected to be received in the next 12 months of $0.5 million is recorded in prepaid expenses and other current assets, and the remaining $1.8 million is recorded in other non-current assets.

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
To determine the appropriate accounting treatment for our investment, we performed a variable interest entity (“VIE”) analysis and concluded that Shorelight does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the convertible notes are not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment to be that of an available-for-sale debt security in accordance with ASC 320, Investments – Debt and Equity Securities.
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimated the fair value of our investment using a Monte Carlo simulation model, cash flow projections discounted at a risk-adjusted rate, and certain assumptions related to equity volatility, default probability, and recovery rate, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. An unrealized pretax gain of $1.4 million was recorded in other comprehensive income for the first half of 2016. The fair value of the convertible debt investment is recorded in long-term investment.
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by our practice leaders and management. Any change in the fair value estimate is recorded in the earnings of that period. During the first quarter of 2016, we recorded a $6.5 million contingent consideration liability for one acquisition completed during the quarter. There was no change to the fair value of the outstanding contingent consideration liabilities in the first half of 2016. Refer to Note 5 “Acquisitions” for information on the acquisition completed in the first quarter of 2016. At June 30, 2016, the current portion of the contingent consideration liability is recorded in accrued expenses and the long-term portion is recorded in deferred compensation and other liabilities.
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
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$219,674	$252,738	$215,376	$248,010
The differences between the $250.0 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of June 30, 2016 and December 31, 2015, the carrying value of

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 8 “Financing Arrangements” for additional details of our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended June 30, 2016 and December 31, 2015.
Based on the closing price of our common stock of $60.42 on June 30, 2016, the if-converted value of the Convertible Notes was less than the principal amount.
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
12. Other Comprehensive Income (Loss)
The tables below sets forth the components of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustment	$(19)	$—	$(19)	$829	$21	$850
Unrealized gain (loss) on investment	$(995)	$398	$(597)	$6,711	$(2,526)	$4,185
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(160)	$62	$(98)	$(129)	$53	$(76)
Reclassification adjustments into earnings	106	(42)	64	206	(82)	124
Net unrealized gain (loss)	$(54)	$20	$(34)	$77	$(29)	$48
Other comprehensive income (loss)	$(1,068)	$418	$(650)	$7,617	$(2,534)	$5,083

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustment	$2	$—	$2	$385	$29	$414
Unrealized gain on investment	$1,430	$(555)	$875	$6,661	$(2,526)	$4,135
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(463)	$181	$(282)	$(690)	$275	$(415)
Reclassification adjustments into earnings	222	(88)	134	423	(169)	254
Net unrealized loss	$(241)	$93	$(148)	$(267)	$106	$(161)
Other comprehensive income	$1,191	$(462)	$729	$6,779	$(2,391)	$4,388

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain on Investment	Net Unrealized Loss on Derivatives	Accumulated Other Comprehensive Income
Balance, December 31, 2015	$(517)	$4,185	$(83)	$3,585
Current period change	2	875	(148)	729
Balance, June 30, 2016	$(515)	$5,060	$(231)	$4,314
13. Income Taxes
The Company’s effective tax rates for the three months ended June 30, 2016 and 2015 were 33.8% and 41.4%, respectively. The Company's effective tax rates for the six months ended June 30, 2016 and 2015 were 34.7% and 44.0%, respectively. The effective tax rate for the three and six months ended June 30, 2016 was lower than the statutory tax rate, inclusive of state income taxes, primarily due to a discrete favorable adjustment to our state tax rate and a discrete tax benefit related to share-based compensation, as well as certain credits and deductions and the release of valuation allowances previously established on certain foreign tax credits, partially offset by non-deductible business expenses. The effective tax rate for the three and six months ended June 30, 2015 was higher than the statutory tax rate, inclusive of state income taxes, primarily due to foreign losses with no tax benefit and certain non-deductible expenses.
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
Guarantees and Indemnification
Guarantees in the form of letters of credit totaling $4.8 million were outstanding at both June 30, 2016 and December 31, 2015, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of June 30, 2016 and December 31, 2015, the estimated fair value of our contingent consideration liability was $8.6 million and $2.1 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth information about our operating segments for the three and six months ended June 30, 2016 and 2015, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Refer to Note 4 "Discontinued Operations" for information on the divestiture of the Huron Legal segment in 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Huron Healthcare:
Revenues	$106,088	$118,506	$220,106	$216,510
Operating income	$41,399	$45,531	$80,405	$74,511
Segment operating income as a percentage of segment revenues	39.0%	38.4%	36.5%	34.4%
Huron Education and Life Sciences:
Revenues	$45,116	$42,939	$88,354	$82,836
Operating income	$13,075	$13,174	$23,283	$24,954
Segment operating income as a percentage of segment revenues	29.0%	30.7%	26.4%	30.1%
Huron Business Advisory:
Revenues	$33,055	$22,186	$56,288	$37,924
Operating income	$9,263	$6,684	$11,962	$8,283
Segment operating income as a percentage of segment revenues	28.0%	30.1%	21.3%	21.8%
All Other:
Revenues	$—	$388	$—	$1,175
Operating loss	$—	$(530)	$—	$(1,522)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M	N/M
Total Company:
Revenues	$184,259	$184,019	$364,748	$338,445
Reimbursable expenses	18,982	20,867	35,543	37,175
Total revenues and reimbursable expenses	$203,241	$204,886	$400,291	$375,620
Statements of Earnings reconciliation:
Segment operating income	$63,737	$64,859	$115,650	$106,226
Items not allocated at the segment level:
Other operating expenses and loss, net	27,970	29,603	58,093	57,745
Depreciation and amortization expense	7,558	6,459	14,972	11,748
Other expense, net	3,847	4,662	7,347	9,738
Income from continuing operations before income tax expense	$24,362	$24,135	$35,238	$26,995

N/M – Not Meaningful
At June 30, 2016 and December 31, 2015, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the three and six months ended June 30, 2016, and 2015, no single client generated greater than 10% of our consolidated revenues.
16. Subsequent Event
On July 25, 2016, we entered into an agreement to acquire Healthcare Services Management, Inc. ("HSM Consulting"), a firm specializing in healthcare information technology and management consulting. The results of operations of HSM Consulting will be included within the Huron Healthcare segment from the close date, which we anticipate will be in the third quarter of 2016.

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
Acquisitions
ADI Strategies, Inc.
On May 1, 2016, we completed our acquisition of the U.S. assets of ADI Strategies, Inc. ("ADI Strategies"). Based in San Francisco, ADI Strategies is a leading enterprise performance management, risk management, and business intelligence firm focused on implementing the Oracle enterprise application suite. The results of operations of ADI Strategies have been included in our consolidated financial statements and the results of operations of our Huron Business Advisory segment from the date of acquisition. We are also in the process of acquiring the international assets of ADI Strategies in Dubai and India, for which we expect to sign an agreement in the third quarter of 2016.
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
How We Generate Revenues
A large portion of our revenues is generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, many of whom work variable schedules as needed by our clients. Full-time equivalent professionals consists of our cultural transformation consultants from our Studer Group solution, which include coaches and their support staff, specialized finance and operational consultants, and our employees who provide software support and maintenance services to our clients. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.
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
Fixed-fee engagements represented 47.6% and 58.1% of our revenues for the three months ended June 30, 2016 and 2015, respectively, and 50.6% and 56.9% of our revenues for the six months ended June 30, 2016 and 2015, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publication orders purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 37.1% and 26.5% of our revenues for the three months ended June 30, 2016 and 2015, respectively, and 35.2% and 28.4% of our revenues for the six months ended June 30, 2016 and 2015, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 10.6% and 11.0% of our revenues for the three months ended June 30, 2016 and 2015, respectively, and 9.5% and 10.0% of our revenues for the six months ended June 30, 2016 and 2015, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support and maintenance and subscription-based revenues are recognized ratably over the support or subscription period, which ranges from one to three years. These fees are billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription-based revenues represented 4.7% and 4.4% of our revenues for the three months ended June 30, 2016 and 2015, respectively, and 4.7% of our revenues for the six months ended both June 30, 2016 and 2015.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Segment and Consolidated Operating Results (in thousands):	2016	2015	2016	2015
Huron Healthcare:
Revenues	$106,088	$118,506	$220,106	$216,510
Operating income	$41,399	$45,531	$80,405	$74,511
Segment operating income as a percentage of segment revenues	39.0%	38.4%	36.5%	34.4%
Huron Education and Life Sciences:
Revenues	$45,116	$42,939	$88,354	$82,836
Operating income	$13,075	$13,174	$23,283	$24,954
Segment operating income as a percentage of segment revenues	29.0%	30.7%	26.4%	30.1%
Huron Business Advisory:
Revenues	$33,055	$22,186	$56,288	$37,924
Operating income	$9,263	$6,684	$11,962	$8,283
Segment operating income as a percentage of segment revenues	28.0%	30.1%	21.3%	21.8%
All Other:
Revenues	$—	$388	$—	$1,175
Operating loss	$—	$(530)	$—	$(1,522)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M	N/M
Total Company:
Revenues	$184,259	$184,019	$364,748	$338,445
Reimbursable expenses	18,982	20,867	35,543	37,175
Total revenues and reimbursable expenses	$203,241	$204,886	$400,291	$375,620
Statements of Earnings reconciliation:
Segment operating income	$63,737	$64,859	$115,650	$106,226
Items not allocated at the segment level:
Other operating expenses and loss, net	27,970	29,603	58,093	57,745
Depreciation and amortization expense	7,558	6,459	14,972	11,748
Total operating income	$28,209	$28,797	$42,585	$36,733
Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Huron Healthcare	952	1,087	952	1,087
Huron Education and Life Sciences	507	428	507	428
Huron Business Advisory	437	204	437	204
Total	1,896	1,719	1,896	1,719
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare	1,005	1,090	1,015	1,099
Huron Education and Life Sciences	500	427	494	425
Huron Business Advisory	393	206	354	206
Total	1,898	1,723	1,863	1,730

	Three Months Ended June 30,		Six Months Ended June 30,
Other Operating Data (continued):	2016	2015	2016	2015
Full-time billable consultant utilization rate (2):
Huron Healthcare	78.1%	75.8%	79.3%	74.1%
Huron Education and Life Sciences	71.3%	76.0%	71.4%	76.2%
Huron Business Advisory	74.8%	75.1%	73.5%	72.4%
Total	75.6%	75.8%	76.1%	74.4%
Full-time billable consultant average billing rate per hour (3):
Huron Healthcare	$211	$230	$212	$221
Huron Education and Life Sciences	$229	$237	$228	$231
Huron Business Advisory (4)	$217	$292	$209	$261
Total	$216	$239	$215	$228
Revenue per full-time billable consultant (in thousands):
Huron Healthcare	$76	$82	$158	$153
Huron Education and Life Sciences	$79	$86	$158	$168
Huron Business Advisory	$80	$104	$152	$179
Total	$78	$86	$157	$160
Average number of full-time equivalents (for the period) (5):
Huron Healthcare	198	188	199	159
Huron Education and Life Sciences	38	33	38	35
Huron Business Advisory	19	8	13	6
Total	255	229	250	200
Revenue per full-time equivalent (in thousands):
Huron Healthcare	$148	$156	$299	$302
Huron Education and Life Sciences	$148	$183	$271	$330
Huron Business Advisory	$92	$95	$203	$184
Total	$144	$158	$290	$303

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

(4)
The Huron Business Advisory segment includes our India EPM&A practice, formerly known as Rittman Mead Consulting Private Limited ("Rittman Mead India"), a business that we acquired in July 2015. Absent the impact of our India EPM&A practice, the average billing rate per hour for Huron Business Advisory for the three and six months ended June 30, 2016 would have been $254 and $243 per hour, respectively.

(5)
Consists of cultural transformation consultants within our Studer Group solution, which include coaches and their support staff, consultants who work variable schedules as needed by our clients, and full-time employees who provide software support and maintenance services to our clients.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$184,259	$184,019	$364,748	$338,445
Net income from continuing operations	$16,139	$14,148	$23,005	$15,116
Add back:
Income tax expense	8,223	9,987	12,233	11,879
Interest and other expenses	3,847	4,662	7,347	9,738
Depreciation and amortization	11,398	11,369	22,198	19,112
Earnings before interest, taxes, depreciation and amortization (EBITDA)	39,607	40,166	64,783	55,845
Add back:
Restructuring charges	1,747	601	3,080	1,257
Other loss, net	—	750	—	524
Adjusted EBITDA	$41,354	$41,517	$67,863	$57,626
Adjusted EBITDA as a percentage of revenues	22.4%	22.6%	18.6%	17.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income from continuing operations	$16,139	$14,148	$23,005	$15,116
Weighted average shares – diluted	21,376	22,654	21,418	22,628
Diluted earnings per share from continuing operations	$0.76	$0.62	$1.07	$0.67
Add back:
Amortization of intangible assets	8,153	8,141	15,598	12,772
Restructuring charges	1,747	601	3,080	1,257
Other loss, net	—	750	—	524
Non-cash interest on convertible notes	1,861	1,775	3,699	3,529
Tax effect	(4,622)	(4,439)	(8,794)	(7,124)
Total adjustments, net of tax	7,139	6,828	13,583	10,958
Adjusted net income from continuing operations	$23,278	$20,976	$36,588	$26,074
Adjusted diluted earnings per share from continuing operations	$1.09	$0.93	$1.71	$1.15

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
Other loss, net: We have excluded the effect of the litigation loss recorded in the second quarter of 2015 and the remeasurement gain related to a contingent acquisition liability recorded in the first quarter of 2015 to permit comparability with periods that were not impacted by these items.
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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues
Revenues increased $0.2 million, or 0.1%, to $184.3 million for the second quarter of 2016 from $184.0 million for the second quarter of 2015. Second quarter 2016 revenues included $8.6 million from our acquisitions of Rittman Mead India, Cloud62, Inc., MyRounding, and ADI Strategies, all of which were completed subsequent to the second quarter of 2015.
Of the overall $0.2 million increase in revenues, $0.6 million was attributable to our full-time equivalents, partially offset by a $0.4 million decrease in revenue attributable to our full-time billable consultants.
The decrease in full-time billable consultant revenues reflected a decrease in the average billing rate, partially offset by an increase in the average number of billable consultants. As discussed below in Segment Results, this decrease in revenue attributable to our full-time billable consultants reflected decreased demand for our services in the Huron Healthcare segment, mostly offset by acquisitions within the Huron Business Advisory segment and strengthened demand for our services in both the Huron Business Advisory and Huron Education and Life Sciences segments.
The increase in revenues from our full-time equivalents reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $0.8 million, or 0.7%, to $106.9 million in the three months ended June 30, 2016, from $106.1 million in the three months ended June 30, 2015. The $0.8 million increase primarily related to a $7.2 million increase in salaries and related expenses for our revenue-generating professionals, which was primarily driven by increased headcount from acquisitions and our ongoing cloud-based enterprise resource planning (ERP) investment, largely offset by a $3.8 million decrease in performance bonus expense for our revenue-generating professionals, a $1.1 million decrease in intangible asset amortization expense, a $1.0 million decrease in share-based compensation expense for our revenue-generating professionals, and a $0.2 million decrease in product and event costs. As a percentage of revenues, our total direct costs increased to 58.0% during the second quarter of 2016 compared to 57.7% during the second quarter of 2015, primarily due to the items described above.
Total direct costs for the three months ended June 30, 2016 included $3.8 million of amortization expense for intangible assets, primarily representing customer-related assets and software acquired in business combinations, and internal software development costs, compared to $4.9 million of amortization expense for the same prior year period. The $1.1 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization, partially offset by amortization of intangible assets acquired in the ADI Strategies acquisition, which we completed in the second quarter of 2016. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Loss, Net
Selling, general and administrative expenses decreased $1.6 million, or 3.8%, to $39.6 million in the second quarter of 2016 from $41.2 million in the second quarter of 2015. The $1.6 million decrease primarily related to a $1.4 million decrease in performance bonus expense for our support personnel, a $0.3 million decrease in facilities and other office related expenses, and a $0.3 million decrease in training expense, partially offset by a $0.6 million increase in promotion and marketing expense.
As a percentage of revenues, selling, general and administrative expenses decreased to 21.5% during the second quarter of 2016 compared to 22.4% during the second quarter of 2015, primarily due to the decrease in performance bonus expense for our support personnel.
Restructuring charges for the second quarter of 2016 totaled $1.7 million, compared to $0.6 million for the second quarter of 2015. The charges for the second quarter of 2016 primarily consisted of $1.2 million related to workforce reductions in our Healthcare segment to better align our resources with market demand and $0.3 million related to updated lease accrual assumptions for the Washington, D.C. space vacated in the fourth quarter of 2014. The $0.6 million charge for the second quarter of 2015 primarily related to workforce reductions in our All Other segment as we wound down our public sector consulting practice and our foreign consulting operations based in the Middle East.
Depreciation and amortization expense increased by $1.1 million to $7.6 million in the three months ended June 30, 2016, from $6.5 million in the three months ended June 30, 2015. The increase was primarily attributable to an increase in amortization expense for a customer-related intangible asset acquired in the Studer Group acquisition and amortization expense for intangible assets acquired in the ADI Strategies acquisition. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, non-competition agreements, and trade names acquired in connection with our business acquisitions. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Income
Operating income decreased $0.6 million, or 2.0%, to $28.2 million in the second quarter of 2016 from $28.8 million in the second quarter of 2015. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 15.3% in the three months ended June 30, 2016, compared to 15.6% in the three months ended June 30, 2015. The decrease in operating margin was primarily attributable to the increase in salaries and related expenses for our revenue-generating professionals, largely offset by the decreases in performance bonus expense for both our revenue-generating professionals and support personnel and share-based compensation expense for our revenue-generating professionals during the second quarter of 2016 compared to the second quarter of 2015.
Other Expense, Net
Total other expense, net decreased by $0.8 million to $3.8 million in the second quarter of 2016 from $4.7 million in the second quarter of 2015. The decrease was primarily attributable to a $0.6 million decrease in interest expense. The decrease in interest expense was primarily due to lower levels of borrowings under our credit facility during the second quarter of 2016 compared to the second quarter of 2015.
Income Tax Expense
For the second quarter of 2016, our effective tax rate was 33.8% as we recognized income tax expense from continuing operations of $8.2 million on income from continuing operations of $24.4 million. For the second quarter of 2015, our effective tax rate was 41.4% as we recognized income tax expense from continuing operations of $10.0 million on income from continuing operations of $24.1 million. The effective tax rate for the three months ended June 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to a discrete favorable adjustment to our state tax rate and a discrete tax benefit related to share-based compensation, as well as certain credits and deductions and the release of valuation allowances previously established on certain foreign tax credits, partially offset by non-deductible business expenses. The effective tax rate for the three months ended June 30, 2015 was higher than the statutory tax rate, inclusive of state income taxes, primarily due to foreign losses with no tax benefit and certain non-deductible expenses.
Net Income from Continuing Operations
Net income from continuing operations increased by $2.0 million, or 14.1%, to $16.1 million for the three months ended June 30, 2016, from $14.1 million for the same period last year. As a result of the increase in net income from continuing operations, coupled with the reduction in diluted shares outstanding due to the share repurchases in the fourth quarter of 2015 and first quarter of 2016, diluted earnings per share from continuing operations for the second quarter of 2016 was $0.76 compared to $0.62 for the second quarter of 2015.
Discontinued Operations
Net loss from discontinued operations for the three months ended June 30, 2016 was $1.0 million and primarily related to employee benefit obligations and updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment. Net income from discontinued operations was $4.7 million for the three months ended June 30, 2015. See Note 4 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA decreased $0.6 million to $39.6 million for the three months ended June 30, 2016, from $40.2 million for the three months ended June 30, 2015. Adjusted EBITDA decreased $0.2 million to $41.4 million in the second quarter of 2016 from $41.5 million in the second quarter of 2015.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $2.3 million, or 11.0%, to $23.3 million in the second quarter of 2016 compared to $21.0 million in the second quarter of 2015. The increase was primarily attributable to the decrease in the effective tax rate, as described above in Income Tax Expense, and the decrease in cash interest expense. As a result of the increase in adjusted net income from continuing operations, coupled with the reduction in diluted shares outstanding due to the share repurchases in the fourth quarter of 2015 and first quarter of 2016, adjusted diluted earnings per share from continuing operations was $1.09 for the second quarter of 2016, compared to $0.93 for the second quarter of 2015.

Segment Results
Huron Healthcare
Revenues
Huron Healthcare segment revenues decreased $12.4 million, or 10.5%, to $106.1 million for the second quarter of 2016 from $118.5 million for the second quarter of 2015. Revenues for the second quarter of 2016 included $0.4 million from our acquisition of MyRounding completed in the first quarter of 2016.
During the three months ended June 30, 2016, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 70.0%, 10.4%, 14.0%, and 5.6% of this segment’s revenues, respectively, compared to 73.6%, 7.5%, 13.8%, and 5.1% of this segment’s revenues, respectively, for the same prior year period.
The overall $12.4 million decrease in revenues was attributable to a decrease in revenue from our full-time billable consultants. The lower revenue reflected decreases in the average billing rate and average number of full-time billable consultants, partially offset by an increase in consultant utilization. This decrease in revenue was primarily driven by decreases in revenue in our revenue cycle and cost and clinical solutions compared to the prior year. Performance-based fee revenue was $14.8 million during the second quarter of 2016 compared to $16.3 million during the second quarter of 2015. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Operating Income
Huron Healthcare segment operating income decreased $4.1 million, or 9.1%, to $41.4 million for the three months ended June 30, 2016, from $45.5 million for the three months ended June 30, 2015. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 39.0% for the second quarter of 2016 from 38.4% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in performance bonus expense for both revenue-generating professionals and support personnel and a decrease in intangible asset amortization expense, both as percentages of revenue, partially offset by an increase in salaries and related expenses for our revenue generating professionals as a percentage of revenues and an increase in restructuring charges.
Huron Education and Life Sciences
Revenues
Huron Education and Life Sciences segment revenues increased $2.2 million, or 5.1%, to $45.1 million for the second quarter of 2016 from $42.9 million for the second quarter of 2015.
Revenues from fixed-fee engagements, time-and-expense engagements, and software support and maintenance arrangements represented 22.5%, 72.5%, and 5.0% of this segment’s revenues, respectively, during the second quarter of 2016. Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 36.9%, 57.6%, 1.2%, and 4.3% of this segment’s revenues, respectively, during the second quarter of 2015.
Of the overall $2.2 million increase in revenues, $2.5 million was attributable to our full-time billable consultants, partially offset by a $0.3 million decrease in revenue generated by our full-time equivalents. The increase in revenue from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in our consultant utilization rate and the average billing rate. The decrease in revenue from our full-time equivalents was largely driven by a decrease in license revenues, and reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents.
Operating Income
Huron Education and Life Sciences segment operating income decreased by $0.1 million, or 0.8%, to $13.1 million for the three months ended June 30, 2016, from $13.2 million for the three months ended June 30, 2015. Segment operating margin decreased to 29.0% for the second quarter of 2016 from 30.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, which was largely the result of our ongoing cloud-based ERP investment, partially offset by decreases in contractor expense, performance bonus expense for our revenue-generating professionals, intangible asset amortization expense, and promotion and sponsorship expenses.

Huron Business Advisory
Revenues
Huron Business Advisory segment revenues increased $10.9 million, or 49.0%, to $33.1 million for the second quarter of 2016 from $22.2 million for the second quarter of 2015. Revenues for the second quarter of 2016 included $8.3 million from our acquisitions of Rittman Mead India, Cloud62, Inc., and ADI Strategies, all of which were completed subsequent to the second quarter of 2015.
Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 10.2%, 74.6%, 14.0%, and 1.2% of this segment’s revenues, respectively, during the second quarter of 2016, compared to 15.7%, 68.6%, 15.4%, and 0.3% of this segment’s revenues, respectively, during the second quarter of 2015. Performance-based fee revenue was $4.6 million for the second quarter of 2016, all of which was generated by Huron Transaction Advisory LLC, our registered broker-dealer. Performance-based fee revenue was $3.4 million for the second quarter of 2015, of which $1.8 million was generated by Huron Transaction Advisory LLC. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Of the overall $10.9 million increase in revenues, $9.9 million was attributable to our full-time billable consultants, while $1.0 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate. The decrease in the average billing rate was largely the result of our acquisition of Rittman Mead India. The increase in revenue from our full-time equivalents reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the second quarter of 2016 compared to the same prior year period.
Operating Income
Huron Business Advisory segment operating income increased by $2.6 million, or 38.6%, to $9.3 million for the three months ended June 30, 2016, from $6.7 million for the three months ended June 30, 2015. Segment operating margin decreased to 28.0% for the second quarter of 2016 from 30.1% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals, contractor expense, intangible asset amortization expense, and promotion and sponsorship expense, all as percentages of revenues. These decreases to operating margin were partially offset by revenue growth that outpaced an increase in performance bonus expense for our revenue-generating professionals and decreases in practice administration and meetings expense, share-based compensation expense for our revenue-generating professionals, and performance bonus expense for our support personnel.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenues
Revenues increased $26.3 million, or 7.8%, to $364.7 million for the first six months of 2016 from $338.4 million for the first six months of 2015. Revenues for the first six months of 2016 included $11.4 million of revenues from our acquisitions of Rittman Mead India, Cloud62, Inc., MyRounding, and ADI Strategies, all of which were completed subsequent to the second quarter of 2015, and $10.7 million of incremental revenues due to the full period impact of our acquisition of Studer Group, which we completed mid-first quarter 2015.
Of the overall $26.3 million increase in revenues, $14.4 million was attributable to our full-time billable consultants while $11.9 million was attributable to our full-time equivalents.
The increase in full-time billable consultant revenues was driven by increases in the average number of billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate. As discussed below in Segment Results, this increase in revenue reflected the acquisitions in our Huron Healthcare and Huron Business Advisory segments and strengthened demand for our services in the Huron Business Advisory and Huron Education and Life Sciences segments, partially offset by lower revenues from full-time billable consultants in our Huron Healthcare segment, which was largely driven by a decrease in revenue in our revenue cycle and cost and clinical solutions.
The increase in full-time equivalent revenues was primarily attributable to our healthcare coaches in the Huron Healthcare segment due to our acquisition of Studer Group, and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent.

Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $12.2 million, or 5.8%, to $222.2 million in the six months ended June 30, 2016, from $210.0 million in the six months ended June 30, 2015. Direct costs for our Studer Group practice, which we acquired mid-first quarter 2015, totaled $23.2 million in the first half of 2016, compared to $17.7 million in the first half of 2015. The overall $12.2 million increase primarily related to a $14.5 million increase in salaries and related expenses for our revenue-generating professionals, which was primarily driven by increased headcount from acquisitions and our ongoing cloud-based ERP investment, partially offset by a $1.5 million decrease in share-based compensation expense and a $1.2 million decrease in performance bonus expense for our revenue-generating professionals. As a percentage of revenues, our total direct costs decreased to 60.9% during the first six months of 2016 compared to 62.0% during the first six months of 2015 primarily due to the decreases in performance bonus expense and share-based compensation expense for our revenue-generating professionals and a decrease in intangible amortization expense, partially offset by the increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues.
Total direct costs for the six months ended June 30, 2016 included $7.2 million of amortization expense for intangible assets, primarily representing customer-related assets and software acquired in business combinations, and internal software development costs, compared to $7.4 million of amortization expense for the same prior year period.
Operating Expenses and Other Loss, Net
Selling, general and administrative expenses increased $3.7 million, or 4.7%, to $81.7 million in the six months ended June 30, 2016, from $78.0 million in the six months ended June 30, 2015. Selling, general and administrative expenses for our Studer Group practice, which we acquired mid-first quarter 2015, totaled $12.3 million in the first half of 2016, compared to $10.2 million in the first half of 2015. The overall $3.7 million increase was primarily related to a $2.8 million increase in salaries and related expenses for our support personnel and a $0.9 million increase in promotion and sponsorship expense. As a percentage of revenues, selling, general and administrative expenses decreased to 22.4% during the first six months of 2016 compared to 23.0% during the first six months of 2015 primarily due to the revenue growth that outpaced the increase in selling, general and administrative expenses.
Restructuring charges for the first six months of 2016 totaled $3.1 million, compared to $1.3 million for the first six months of 2015. The charges for the first half of 2016 primarily consisted of $1.2 million related to workforce reductions in our Healthcare segment to better align our resources with market demand, $0.9 million related to workforce reductions in our corporate operations as we adjust our infrastructure to align with our Huron Legal divestiture, $0.5 million related to updated lease accrual assumptions for our Washington, D.C. space vacated in the fourth quarter of 2014, and $0.2 million related to the wind down of our foreign consulting operations based in the Middle East. The charges for the first half of 2015 primarily consisted of workforce reductions to better align our resources with market demand, of which $1.0 million was related to our All Other segment as part of the wind down of our public sector consulting practice and our Middle East operations, and $0.2 million was related to our corporate operations.
Depreciation and amortization expense increased by $3.2 million to $15.0 million in the six months ended June 30, 2016, from $11.7 million in the six months ended June 30, 2015. The increase was primarily attributable to amortization expense for intangible assets acquired in the Studer Group acquisition, as well as amortization expense for intangible assets acquired in the Cloud62, Inc. and ADI Strategies acquisitions. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, non-competition agreements, and trade names acquired in connection with our business acquisitions.
Operating Income
Operating income increased $5.9 million, or 15.9%, to $42.6 million in the first six months of 2016 from $36.7 million in the first six months of 2015. Operating margin increased to 11.7% in the six months ended June 30, 2016, compared to 10.9% in the six months ended June 30, 2015. The increase in operating margin was primarily attributable to the decreases in performance bonus expense and share-based compensation expense for our revenue-generating professionals, partially offset by the increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues during the first half of 2016 compared to the same prior year period.
Other Expense, Net
Total other expense, net decreased by $2.4 million to $7.3 million in the first six months of 2016 from $9.7 million in the first six months of 2015. The decrease was primarily attributable to a $1.1 million decrease in interest expense and $0.4 million in foreign currency transaction gains for the first half of 2016 compared to $0.8 million in foreign currency transaction losses for the same prior year period. The decrease in interest expense was due to lower levels of borrowings under our credit facility during the first half of 2016 compared to the first half of 2015.

Income Tax Expense
For the six months ended June 30, 2016, our effective tax rate was 34.7% as we recognized income tax expense of $12.2 million on income of $35.2 million. For the six months ended June 30, 2015, our effective tax rate was 44.0% as we recognized income tax expense of $11.9 million on income of $27.0 million. The effective tax rate for the six months ended June 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to a discrete favorable adjustment to our state tax rate and a discrete tax benefit related to share-based compensation, as well as certain credits and deductions and the release of valuation allowances previously established on certain foreign tax credits, partially offset by non-deductible business expenses. The effective tax rate for the six months ended June 30, 2015 was higher than the statutory rate, inclusive of state income taxes, primarily due to foreign losses with no tax benefit and certain non-deductible expenses.
Net Income from Continuing Operations
Net income from continuing operations increased by $7.9 million, or 52.2%, to $23.0 million for the six months ended June 30, 2016, from $15.1 million for the same prior year period. As a result of the increase in net income, coupled with the reduction in diluted shares outstanding due to the share repurchases in the fourth quarter of 2015 and first quarter of 2016, diluted earnings per share from continuing operations for the first six months of 2016 was $1.07 compared to $0.67 for the first six months of 2015.
Discontinued Operations
Net loss from discontinued operations for the six months ended June 30, 2016 was $1.8 million and primarily related to employee benefit obligations, legal fees, and updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment. Net income from discontinued operations for the six months ended June 30, 2015 was $5.2 million. See Note 4 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA increased $8.9 million to $64.8 million for the six months ended June 30, 2016, from $55.8 million for the six months ended June 30, 2015. Adjusted EBITDA increased $10.2 million to $67.9 million in the first six months of 2016 from $57.6 million in the first six months of 2015. The increase in both EBITDA and Adjusted EBITDA was primarily due to the increase in segment operating income, as discussed below in Segment Results.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $10.5 million to $36.6 million in the first six months of 2016 compared to $26.1 million in the first six months of 2015. As a result of the increase in adjusted net income from continuing operations, coupled with the reduction in diluted shares outstanding due to the share repurchases in the fourth quarter of 2015 and first quarter of 2016, adjusted diluted earnings per share from continuing operations for the first six months of 2016 was $1.71 compared to $1.15 for the first six months of 2015.
Segment Results
Huron Healthcare
Revenues
Huron Healthcare segment revenues increased $3.6 million, or 1.7%, to $220.1 million for the first six months of 2016 from $216.5 million for the first six months of 2015. Revenues for the first six months of 2016 included $0.7 million from our acquisition of MyRounding which we completed in the first quarter of 2016, and $10.7 million of incremental revenues due to the full period impact of our acquisition of Studer Group, which we completed mid-first quarter 2015.
During the six months ended June 30, 2016, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 72.0%, 9.4%, 13.1%, and 5.5% of this segment’s revenues, respectively, compared to 73.1%, 7.6%, 13.8%, and 5.5% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $3.6 million increase in revenues, $11.7 million was attributable to an increase in revenue from our full-time equivalents, partially offset by an $8.1 million decrease in revenue attributable to our full-time billable consultants.
The increase in revenue attributable to our full-time equivalents reflected an increase in the average number of full-time equivalents, primarily the result of our Studer Group acquisition, partially offset by a slight decrease in revenue per full-time equivalent in the first six months of 2016 compared to the same prior year period.

The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average number of full-time billable consultants and the average billing rate, partially offset by an increase in consultant utilization rate. This decrease in revenue was largely driven by a decrease in revenue in our revenue cycle and cost and clinical solutions compared to the prior year. Performance-based fee revenue was $28.7 million during the first six months of 2016 compared to $29.8 million during the first six months of 2015. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Operating Income
Huron Healthcare segment operating income increased $5.9 million, or 7.9%, to $80.4 million for the six months ended June 30, 2016, from $74.5 million for the six months ended June 30, 2015. The Huron Healthcare segment operating margin increased to 36.5% for the first six months of 2016 from 34.4% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in performance bonus expense, share-based compensation expense, and salaries and related expenses for our revenue-generating professionals, partially offset by an increase in salaries and related expenses for our support personnel as a percentage of revenue and a $1.2 million restructuring charge recorded in the second quarter of 2016.
Huron Education and Life Sciences
Revenues
Huron Education and Life Sciences segment revenues increased $5.5 million, or 6.7%, to $88.4 million for the first six months of 2016 from $82.8 million for the first six months of 2015. For the six months ended June 30, 2016, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 21.9%, 72.7%, 0.4%, and 5.0% of this segment’s revenues, respectively, compared to 33.7%, 61.2%, 0.6%, and 4.5% of this segment's revenues, respectively, during the same prior year period.
Of the overall $5.5 million increase in revenues, $6.7 million was attributable to our full-time billable consultants, partially offset by a $1.2 million decrease in revenue generated by our full-time equivalents. The increase in revenue from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in consultant utilization rate and average billing rate. The decrease in revenue from our full-time equivalents was largely driven by a decrease in license revenues, and reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents.
Operating Income
Huron Education and Life Sciences segment operating income decreased by $1.7 million, or 6.7%, to $23.3 million for the six months ended June 30, 2016, from $25.0 million for the six months ended June 30, 2015. The Huron Education and Life Sciences segment operating margin decreased to 26.4% for the first six months of 2016 from 30.1% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, which was largely the result of our ongoing cloud-based ERP investment, partially offset by a decrease in contractor expense.
Huron Business Advisory
Revenues
Huron Business Advisory segment revenues increased $18.4 million, or 48.4%, to $56.3 million for the first six months of 2016 from $37.9 million for the first six months of 2015. Revenues for the first half of 2016 included $10.8 million from our acquisitions of Rittman Mead India, Cloud62, Inc., and ADI Strategies, all of which were completed subsequent to the second quarter of 2015.
Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 11.6%, 77.8%, 9.7%, and 0.9% of this segment’s revenues, respectively, during the first six months of 2016, compared to 14.9%, 75.6%, 9.0%, and 0.5% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $5.5 million for the first six months of 2016, of which $4.6 million was generated by Huron Transaction Advisory LLC, our registered broker-dealer. Performance-based fee revenue was $3.4 million for the first six months of 2015, of which $1.8 million was generated by Huron Transaction Advisory LLC. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.

Of the overall $18.4 million increase in revenues, $17.0 million was attributable to our full-time billable consultants and $1.4 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants reflected increases in the average number of full-time billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate. The decrease in the average billing rate was largely the result of our acquisition of Rittman Mead India. The increase in revenue from our full-time equivalents reflected increases in both the average number of full-time equivalents and revenue per full-time equivalent.
Operating Income
Huron Business Advisory segment operating income increased by $3.7 million, or 44.4%, to $12.0 million for the six months ended June 30, 2016, from $8.3 million for the six months ended June 30, 2015. The Huron Business Advisory segment operating margin decreased to 21.3% for the first six months of 2016 from 21.8% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in contractor expense and intangible asset amortization expense, both as percentages of revenues, partially offset by revenue growth that outpaced the increases in performance bonus expense and share-based compensation expense for our revenue-generating professionals and a decrease in performance bonus expense for our support personnel.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $51.7 million, from $58.4 million at December 31, 2015, to $6.7 million at June 30, 2016. As of June 30, 2016, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2016	2015
Net cash provided by operating activities	$40,547	$18,331
Net cash used in investing activities	(56,682)	(350,522)
Net cash provided by (used in) financing activities	(35,727)	92,141
Effect of exchange rate changes on cash	125	6
Net decrease in cash and cash equivalents	$(51,737)	$(240,044)
Operating Activities
Net cash provided by operating activities totaled $40.5 million for the six months ended June 30, 2016 and $18.3 million for the same period last year.
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
The increase in cash provided by operations was primarily attributable to a decrease in the amount paid for annual performance bonuses during the first quarter of 2016 compared to the first quarter of 2015 and the collection of a settlement receivable in the first quarter of 2016, partially offset by a decrease in cash collections from clients in the first half of 2016 compared to the same prior year period.
Investing Activities
Net cash used in investing activities was $56.7 million for the six months ended June 30, 2016 and $350.5 million for the same period last year.
The use of cash in the first six months of 2016 primarily consisted of $49.1 million for the purchase of businesses and $5.4 million for purchases of property and equipment.
The use of cash in the first six months of 2015 primarily consisted of $332.0 million for purchases of businesses, $9.9 million for purchases of property and equipment, and a $3.1 million investment in Shorelight in the form of zero coupon convertible debt instruments.
We estimate that we will use approximately $20.0 million of cash for purchases of property and equipment for full year 2016, primarily consisting of information technology-related equipment and leasehold improvements to support our corporate infrastructure.

Financing Activities
Net cash used in financing activities was $35.7 million for the six months ended June 30, 2016. During the first six months of 2016, we had net borrowings of $23.0 million under our credit facility, primarily to fund the ADI Strategies acquisition and our annual performance bonus payment, and we repurchased and retired $55.3 million of our common stock under our October 2014 Share Repurchase Program, as defined below.
Net cash provided by financing activities was $92.1 million for the six months ended June 30, 2015. During the first six months of 2015, we had net borrowings of $107.5 million under our credit facility, primarily to fund the Studer Group acquisition and our annual performance bonus payment, and repurchased and retired $13.5 million of our common stock under our October 2014 Share Repurchase Program.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we could, from time to time, repurchase up to $50 million of our common stock through October 31, 2015 (the “October 2014 Share Repurchase Program”). In October 2015, our board of directors authorized an extension of the October 2014 Share Repurchase Program through October 31, 2016; and in December 2015, our board of directors increased the authorized amount to $125 million. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. During the six months ended June 30, 2016, we repurchased and retired 982,192 shares at an average cost of $56.27 per share. As of June 30, 2016, $35.1 million remains available for share repurchases under the October 2014 Share Repurchase Program.
Financing Arrangements
At June 30, 2016, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding and $115.0 million outstanding under our senior secured credit facility, as discussed below.
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
Senior Secured Credit Facility
The Company has a $500 million senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the "Amended Credit Agreement"), that becomes due and payable in full upon maturity on March 31, 2020. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $100 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $600 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At June 30, 2016, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.12 to 1.00 and a Consolidated Interest Coverage Ratio of 19.69 to 1.00.
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
Borrowings outstanding under the Amended Credit Agreement at June 30, 2016 totaled $115.0 million. These borrowings carried a weighted average interest rate of 2.3%, including the effect of the interest rate swap described in Note 10 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2015 were $92.0 million and carried a weighted average interest rate of 2.4%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2016, we had outstanding letters of credit totaling $4.8 million, which are primarily used as security deposits for our office facilities. As of June 30, 2016, the unused borrowing capacity under the revolving credit facility was $380.2 million.
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
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our contractual obligations since December 31, 2015.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the first six months of 2016.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 “New Accounting Pronouncements” within the notes to the consolidated financial statements for information on new accounting pronouncements.
SUBSEQUENT EVENT
On July 25, 2016, we entered into an agreement to acquire Healthcare Services Management, Inc. ("HSM Consulting"), a firm specializing in healthcare information technology and management consulting. The results of operations of HSM Consulting will be included within the Huron Healthcare segment from the close date, which we anticipate will be in the third quarter of 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $219.7 million as of June 30, 2016, which represents the liability component of the $250.0 million principal balance. The estimated fair value of our Convertible Notes at June 30, 2016 was $252.7 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended June 30, 2016, which was $101.095 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At June 30, 2016, we had borrowings outstanding under the credit facility totaling $115.0 million that carried a weighted average interest rate of 2.3% including the effect of the interest rate swap outstanding described below. A hypothetical 100 basis point change in this interest rate would have a $0.4 million effect on our pretax income including the effect of the interest rate swap described below. At December 31, 2015, our borrowings outstanding under the credit facility totaled $92.0 million and carried a weighted average interest rate of 2.4%, including the effect of the interest rate swaps described below; and were fully hedged against changes in interest rates by our interest rate swaps, which had a notional amount of $92.0 million at December 31, 2015.
On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective February 29, 2012, which ended April 14, 2016. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings described above. The swap had an initial notional amount of $56.6 million and amortized throughout the term. Under the terms of the interest rate swap agreement, we received from the counterparty interest on the notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 0.9875%.
On May 30, 2012, we entered into an amortizing interest rate swap agreement effective May 31, 2012, which ended April 14, 2016. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $37.0 million and amortized throughout the term. Under the terms of the interest rate swap agreement, we received from the counterparty interest on the notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 0.70%.
On April 4, 2013, we entered into a forward amortizing interest rate swap agreement effective March 31, 2014 and ending August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $60.0 million and amortizes quarterly until April 2016. Upon expiration of the two interest rate swaps in April 2016 described above, the notional amount of this interest rate swap increased to $86.0 million and continues to amortize quarterly throughout the remaining term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.985%.
Including the impact of the above swap agreement, the weighted average interest rate on $80.0 million of our variable-rate debt, which equals the notional amount of the swap agreement in effect at June 30, 2016, was 2.5%.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of June 30, 2016, the fair value of the investment was $36.3 million, with a total cost basis of $27.9 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2016, we reacquired 1,142 shares of common stock with a weighted average fair market value of $59.09 as a result of such tax withholdings.
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
The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)
April 1, 2016 - April 30, 2016	—	$—	—	$35,143,546
May 1, 2016 - May 31, 2016	226	$55.60	—	$35,143,546
June 1, 2016 - June 30, 2016	916	$59.95	—	$35,143,546
Total	1,142	$59.09	—

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

Huron Consulting Group Inc.
(Registrant)

Date:	July 26, 2016	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Operating Officer and Chief Financial Officer