Form 10-Q
period 2016-09-30
Huron Consulting Group Inc.
filed 2016-11-01
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 26, 2016, 21,723,935 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,103	$58,437
Receivables from clients, net	88,387	85,297
Unbilled services, net	71,594	56,527
Income tax receivable	2,711	406
Prepaid expenses and other current assets	12,772	27,720
Total current assets	184,567	228,387
Property and equipment, net	30,099	28,888
Long-term investment	32,932	34,831
Other non-current assets	23,448	21,045
Intangible assets, net	90,090	94,992
Goodwill	799,958	751,400
Total assets	$1,161,094	$1,159,543
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,696	$7,220
Accrued expenses	23,013	24,276
Accrued payroll and related benefits	62,341	80,839
Deferred revenues	22,158	19,086
Total current liabilities	114,208	131,421
Non-current liabilities:
Deferred compensation and other liabilities	33,511	23,768
Long-term debt	325,858	307,376
Deferred lease incentives	9,838	9,965
Deferred income taxes, net	38,659	34,688
Total non-current liabilities	407,866	375,797
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,120,541 and 24,775,823 shares issued at September 30, 2016 and December 31, 2015, respectively	235	241
Treasury stock, at cost, 2,395,473 and 2,249,630 shares at September 30, 2016 and December 31, 2015, respectively	(112,329)	(103,734)
Additional paid-in capital	401,338	438,367
Retained earnings	347,329	313,866
Accumulated other comprehensive income	2,447	3,585
Total stockholders’ equity	639,020	652,325
Total liabilities and stockholders’ equity	$1,161,094	$1,159,543

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues and reimbursable expenses:
Revenues	$183,400	$175,465	$548,148	$513,910
Reimbursable expenses	19,093	16,091	54,636	53,266
Total revenues and reimbursable expenses	202,493	191,556	602,784	567,176
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	108,354	94,821	323,310	297,448
Amortization of intangible assets and software development costs	4,052	4,738	11,278	12,102
Reimbursable expenses	18,956	15,837	54,747	53,194
Total direct costs and reimbursable expenses	131,362	115,396	389,335	362,744
Operating expenses and other losses, net:
Selling, general and administrative expenses	38,256	39,246	119,937	117,256
Restructuring charges	1,049	320	4,129	1,577
Other losses, net	494	—	494	524
Depreciation and amortization	8,092	6,538	23,064	18,286
Total operating expenses and other losses, net	47,891	46,104	147,624	137,643
Operating income	23,240	30,056	65,825	66,789
Other income (expense), net:
Interest expense, net of interest income	(4,176)	(4,638)	(12,270)	(13,794)
Other income (expense), net	489	(1,400)	1,236	(1,982)
Total other expense, net	(3,687)	(6,038)	(11,034)	(15,776)
Income from continuing operations before income tax expense	19,553	24,018	54,791	51,013
Income tax expense	7,265	9,741	19,498	21,620
Net income from continuing operations	12,288	14,277	35,293	29,393
Income (loss) from discontinued operations, net of tax	4	5,097	(1,830)	10,316
Net income	$12,292	$19,374	$33,463	$39,709
Net earnings per basic share:
Net income from continuing operations	$0.58	$0.65	$1.67	$1.33
Income (loss) from discontinued operations, net of tax	—	0.23	(0.08)	0.46
Net income	$0.58	$0.88	$1.59	$1.79
Net earnings per diluted share:
Net income from continuing operations	$0.57	$0.63	$1.65	$1.30
Income (loss) from discontinued operations, net of tax	—	0.23	(0.09)	0.46
Net income	$0.57	$0.86	$1.56	$1.76
Weighted average shares used in calculating earnings per share:
Basic	21,076	22,107	21,084	22,151
Diluted	21,445	22,592	21,427	22,616
Comprehensive income:
Net income	$12,292	$19,374	$33,463	$39,709
Foreign currency translation adjustments, net of tax	50	(615)	52	(201)
Unrealized gain (loss) on investment, net of tax	(2,038)	—	(1,163)	4,135
Unrealized gain (loss) on cash flow hedging instruments, net of tax	121	(91)	(27)	(252)
Other comprehensive income (loss)	(1,867)	(706)	(1,138)	3,682
Comprehensive income	$10,425	$18,668	$32,325	$43,391
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	24,065,154	$241	(2,262,080)	$(103,734)	$438,367	$313,866	$3,585	$652,325
Comprehensive income						33,463	(1,138)	32,325
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	368,251	4	(59,375)	(3,758)	3,754			—
Exercise of stock options	4,706	—			123			123
Share-based compensation					14,088			14,088
Shares redeemed for employee tax withholdings			(86,191)	(4,837)				(4,837)
Income tax benefit on share-based compensation					261			261
Share repurchases	(982,192)	(10)			(55,255)			(55,265)
Balance at September 30, 2016	23,455,919	$235	(2,407,646)	$(112,329)	$401,338	$347,329	$2,447	$639,020
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$33,463	$39,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,344	38,220
Share-based compensation	13,145	15,288
Amortization of debt discount and issuance costs	7,171	6,985
Allowances for doubtful accounts and unbilled services	7,107	(1,605)
Deferred income taxes	4,045	13,407
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients	9,442	(14,725)
(Increase) decrease in unbilled services	(21,492)	15,179
(Increase) decrease in current income tax receivable / payable, net	(3,039)	3,704
(Increase) decrease in other assets	12,669	(5,381)
Increase (decrease) in accounts payable and accrued liabilities	(2,366)	8,459
Increase (decrease) in accrued payroll and related benefits	(17,707)	(43,510)
Increase (decrease) in deferred revenues	2,028	7,507
Net cash provided by operating activities	78,810	83,237
Cash flows from investing activities:
Purchases of property and equipment, net	(9,372)	(15,040)
Investment in life insurance policies	(1,890)	(4,823)
Purchases of businesses, net of cash acquired	(69,133)	(332,766)
Purchase of convertible debt investment	—	(15,138)
Capitalization of internally developed software costs	(838)	(735)
Net cash used in investing activities	(81,233)	(368,502)
Cash flows from financing activities:
Proceeds from exercise of stock options	123	—
Shares redeemed for employee tax withholdings	(4,837)	(5,194)
Tax benefit from share-based compensation	935	3,117
Share repurchases	(55,265)	(13,498)
Proceeds from borrowings under credit facility	168,000	272,000
Repayments on credit facility	(156,000)	(214,500)
Payments for capital lease obligations	—	(48)
Net cash provided by (used in) financing activities	(47,044)	41,877
Effect of exchange rate changes on cash	133	(22)
Net decrease in cash and cash equivalents	(49,334)	(243,410)
Cash and cash equivalents at beginning of the period	58,437	256,872
Cash and cash equivalents at end of the period	$9,103	$13,462
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$2,928	$2,201
Contingent consideration related to business acquisitions	$8,754	$900
Common stock issued related to business acquisition	$—	$2,204
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2016 and 2015. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
On December 10, 2015, we entered into an agreement to sell our Huron Legal segment to a third party. The sale closed on December 31, 2015. The operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of earnings for all periods presented. As of September 30, 2016 and December 31, 2015, no assets or liabilities of the disposed business remained on our consolidated balance sheet. See Note 4 "Discontinued Operations" for additional information on the divestiture of our Huron Legal segment.
Certain other amounts reported in the previous year have been reclassified to conform to the 2016 presentation. See Note 3 "New Accounting Pronouncements" for information on the balance sheet reclassification of our debt issuance costs related to our convertible notes.
3. New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, and forfeitures. The updated guidance is effective for us beginning January 1, 2017, at which time we will begin recognizing excess tax benefits and deficiencies as income tax expense or benefit in our consolidated statement of earnings on a prospective basis. Prior to adoption of this ASU, excess tax benefits and deficiencies are recognized in additional paid-in capital on our consolidated balance sheet. Additionally, upon adoption, we will classify excess tax benefits as an operating activity, as opposed to a financing activity, on the statement of cash flows on a retrospective basis. Upon adoption, we will elect to account for share-based award forfeitures as they occur and apply this accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings, which we do not expect to have a material impact on our consolidated financial statements.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

In March 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and sets the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. ASU 2016-02 will be effective for us beginning January 1, 2019, with early adoption permitted. Entities are required to use a modified retrospective transition method for existing leases. We are currently evaluating the potential impact this guidance will have on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The updated guidance is effective for us beginning January 1, 2018. We are currently evaluating the potential impact this guidance will have on our consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments to the guidance require the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted these amendments in the first quarter of 2016 on a retrospective basis. As a result, we reclassified debt issuance costs related to our convertible notes of $1.2 million included in prepaid expenses and other current assets and $3.4 million included in other non-current assets to long-term debt on our previously reported consolidated balance sheet as of December 31, 2015. See Note 8 "Financing Arrangements" for information on our convertible notes.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In accordance with the new standard, we will adopt ASU 2014-09 on January 1, 2018. The new guidance may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

currently evaluating the potential impact this guidance will have on our consolidated financial statements, as well as the transition methods.
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
The sale closed on December 31, 2015, at which time we received net proceeds of $110.1 million and recognized a pretax disposal loss of $2.3 million. The divestiture of the Huron Legal segment represented a strategic shift that had a major effect on our operations and financial results as contemplated under ASC 205-20, Presentation of Financial Statements - Discontinued Operations. As such, the operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of earnings for all periods presented. As of September 30, 2016 and December 31, 2015, no assets or liabilities of the disposed business remained on our consolidated balance sheet.
For the nine months ended September 30, 2016, we recognized losses from discontinued operations, net of tax, of $1.8 million, primarily related to obligations for former employees, legal fees, and updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment.
The table below summarizes the operating results of Huron Legal for the three and nine months ended September 30, 2015.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues and reimbursable expenses:
Revenues	$34,416	$107,468
Reimbursable expenses	1,265	2,634
Total revenues and reimbursable expenses	35,681	110,102
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	20,766	68,630
Amortization of intangible assets	58	175
Reimbursable expenses	1,266	2,632
Total direct costs and reimbursable expenses	22,090	71,437
Operating expenses:
Selling, general and administrative expenses	4,383	15,371
Restructuring charges	(17)	913
Depreciation and amortization	2,456	7,485
Total operating expenses	6,822	23,769
Operating income	6,769	14,896
Other income, net	17	37
Income from discontinued operations before income tax expense	6,786	14,933
Income tax expense	1,689	4,617
Income from discontinued operations, net of tax	$5,097	$10,316

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below summarizes the amounts reflected in our consolidated statements of cash flows that relate to the discontinued operation for the nine months ended September 30, 2015.

Nine Months Ended September 30, 2015
Depreciation and amortization	$7,660
Share-based compensation	$618
Purchases of property and equipment	$5,117
Significant non-cash investing items of discontinued operations:
Contingent consideration related to business acquisitions	$900
In connection with the sale of Huron Legal, we entered into a transition services agreement ("TSA") with Consilio, under which we are providing certain post-closing services, support, and facilities to Consilio to facilitate an orderly transfer of the Huron Legal business operations. Billings under the TSA, which we do not consider to be significant, are recorded as a reduction of the costs to provide the respective service, primarily in selling, general and administrative expenses in the consolidated statements of earnings. We expect to provide services under the TSA through the third quarter of 2017 with the scope of services decreasing over the term of the agreement. Other than the TSA, we have no continuing involvement with the Huron Legal segment.
5. Acquisitions
Healthcare Services Management, Inc.
On August 1, 2016, we completed the acquisition of Healthcare Services Management, Inc. ("HSM"), a firm specializing in healthcare information technology and management consulting. The results of operations of HSM have been included in our consolidated financial statements and results of operations of our Huron Healthcare segment from the date of acquisition.
ADI Strategies, Inc.
On May 1, 2016, we completed the acquisition of the U.S. assets of ADI Strategies, Inc. ("ADI Strategies"), a leading enterprise performance management, risk management, and business intelligence firm focused on implementing the Oracle enterprise application suite. The results of operations of ADI Strategies have been included in our consolidated financial statements and the results of operations of our Huron Business Advisory segment from the date of acquisition. We are also in the process of acquiring the international assets of ADI Strategies in Dubai and India, for which we currently expect to sign and close later in the fourth quarter of 2016 or early in 2017.
My Rounding Solutions, LLC
On February 1, 2016, we completed the acquisition of My Rounding Solutions, LLC ("MyRounding"), a Denver, Colorado-based firm specializing in digital health solutions to improve patient care. The MyRounding application is designed to standardize, automate, and track rounding activity, allowing nurses and staff to improve the care and experience of patients in real time. The addition of MyRounding expands the integration of our software and consulting solutions and strengthens our transformation services for healthcare providers. The results of operations of MyRounding have been included in our consolidated financial statements and the results of operations of our Huron Healthcare segment from the date of acquisition.
The acquisitions of HSM, ADI Strategies, and MyRounding are not significant to our consolidated financial statements individually or in the aggregate.
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
The following supplemental pro forma information summarizes the combined results of operations for Huron and Studer Group for the three and nine months ended September 30, 2015 as though the companies were combined on January 1, 2014.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$175,465	$524,732
Net income from continuing operations	$14,507	$30,699
Net income from continuing operations per share - basic	$0.66	$1.39
Net income from continuing operations per share - diluted	$0.64	$1.36
The historical financial information has been adjusted to give effect to pro forma adjustments, which consist of intangible assets amortization expense, acquisition-related costs, interest expense, the related income tax effects, and shares issued as consideration. These adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on January 1, 2014. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

6. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2016.

	Huron Healthcare	Huron Education and Life Sciences	Huron Business Advisory	Total
Balance as of December 31, 2015:
Goodwill	$610,264	$102,906	$181,213	$894,383
Accumulated impairment	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2015	610,264	102,906	38,230	751,400
Goodwill recorded in connection with business acquisitions	26,522	—	21,824	48,346
Foreign currency translation	—	—	212	212
Goodwill, net as of September 30, 2016	$636,786	$102,906	$60,266	$799,958
Refer to Note 5 “Acquisitions” for additional information on our recent acquisitions.
Intangible assets as of September 30, 2016 and December 31, 2015 consisted of the following:

		September 30, 2016		December 31, 2015
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 13	$89,282	$31,346	$79,449	$22,360
Customer contracts	1 to 4	27,497	19,541	25,332	11,943
Trade names	5	22,930	10,087	22,800	5,396
Technology and software	3 to 5	9,250	2,536	4,180	1,324
Non-competition agreements	1 to 5	3,685	1,498	3,415	1,498
Publishing content	3	3,300	1,788	3,300	963
Favorable lease contract	3	720	148	—	—
In-process technology	Indefinite	370	—	—	—
Total		$157,034	$66,944	$138,476	$43,484
Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Customer relationships and customer contracts, as well as certain trade names and technology and software, are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the assets. All other intangible assets with finite lives are amortized on a straight-line basis. In connection with the acquisition of MyRounding, we acquired in-process technology which is accounted for as an indefinite-lived intangible asset until the development of the technology is complete, at which point we will determine the useful life and amortize the asset accordingly. Refer to Note 5 "Acquisitions" for additional information on the acquisition of MyRounding.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible asset amortization expense was $8.8 million and $7.9 million for the three months ended September 30, 2016 and 2015, respectively. Intangible assets amortization expense was $24.4 million and $20.7 million for the nine months ended September 30, 2016 and 2015, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2016 and each of the five succeeding years for the definite-lived intangible assets recorded as of September 30, 2016.

Year Ending December 31,	Estimated Amount
2016	$33,122
2017	$30,201
2018	$19,193
2019	$12,626
2020	$7,978
2021	$4,540
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income from continuing operations	$12,288	$14,277	$35,293	$29,393
Income (loss) from discontinued operations, net of tax	4	5,097	(1,830)	10,316
Net income	$12,292	$19,374	$33,463	$39,709

Weighted average common shares outstanding – basic	21,076	22,107	21,084	22,151
Weighted average common stock equivalents	369	485	343	465
Weighted average common shares outstanding – diluted	21,445	22,592	21,427	22,616

Net earnings per basic share:
Net income from continuing operations	$0.58	$0.65	$1.67	$1.33
Income (loss) from discontinued operations, net of tax	—	0.23	(0.08)	0.46
Net income	$0.58	$0.88	$1.59	$1.79

Net earnings per diluted share:
Net income from continuing operations	$0.57	$0.63	$1.65	$1.30
Income (loss) from discontinued operations, net of tax	—	0.23	(0.09)	0.46
Net income	$0.57	$0.86	$1.56	$1.76

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above is shown in the following table.

	As of September 30,
	2016	2015
Unvested restricted stock awards	5	—
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	6,263	6,258
See Note 8 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
Our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $125.0 million of our common stock through October 31, 2016 (the “Share Repurchase Program”). In October 2016, our board of directors authorized an extension of the Share Repurchase Program through October 31, 2017. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. In the first quarter of 2016, 982,192 shares were repurchased and retired for $55.3 million. In 2015, 583,880 shares were repurchased and retired for $34.6 million. As of September 30, 2016, $35.1 million remains available for share repurchases.
8. Financing Arrangements
A summary of the carrying amounts of our debt is as follows:

	September 30, 2016	December 31, 2015
1.25% convertible senior notes due 2019	$221,858	$215,376
Senior secured credit facility	104,000	92,000
Total long-term debt	$325,858	$307,376
A summary of the scheduled maturities of our debt follows:

Scheduled Maturities of Long-Term Debt
2019	$250,000
2020	$104,000
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
In accordance with ASC 470, Debt, we have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of September 30, 2016, the remaining life of the Convertible Notes is 3.0 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

As of September 30, 2016 and December 31, 2015, the Convertible Notes consisted of the following:

	September 30, 2016	December 31, 2015
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(24,425)	(30,007)
Less: debt issuance costs, net of amortization	(3,717)	(4,617)
Net carrying amount	$221,858	$215,376
Equity component(1)	$39,287	$39,287

(1)	Included in Additional paid-in capital on the consolidated balance sheet.
The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest coupon	$781	$781	$2,344	$2,344
Amortization of debt discount	1,883	1,795	5,582	5,324
Amortization of debt issuance costs	302	295	900	883
Total interest expense	$2,966	$2,871	$8,826	$8,551
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

•
Convertible Note Hedge Transactions. In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions whereby the Company has call options to purchase a total of approximately 3.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the Convertible Notes in full, at a price of approximately $79.89, which corresponds to the initial conversion price of the Convertible Notes, subject to customary anti-dilution adjustments substantially similar to those in the Convertible Notes. The convertible note hedge transactions are exercisable upon conversion of the Convertible Notes and will expire in 2019 if not earlier exercised. We paid an aggregate amount of $42.1 million for the convertible note hedge transactions, which was recorded as additional paid-in capital on the consolidated balance sheets. The convertible note hedge transactions are separate transactions and are not part of the terms of the Convertible Notes.

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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At September 30, 2016, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.08 to 1.00 and a Consolidated Interest Coverage Ratio of 20.89 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at September 30, 2016 totaled $104.0 million. These borrowings carried a weighted average interest rate of 2.4%, including the effect of the interest rate swap described below in Note 10 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2015 were $92.0 million and carried a weighted average interest rate of 2.4%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2016, we had outstanding letters of credit totaling $4.7 million, which are primarily used as security deposits for

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

our office facilities. As of September 30, 2016, the unused borrowing capacity under the revolving credit facility was $391.3 million.
9. Restructuring Charges
During the third quarter of 2016, we incurred a $1.0 million pretax restructuring charge primarily related to our Washington, D.C. space that we vacated in the fourth quarter of 2014. During the third quarter of 2016, we entered into a sublease agreement and adjusted our Washington, D.C. lease accrual to reflect the terms specified in the sublease agreement. During the nine months ended September 30, 2016, we incurred a $4.1 million pretax restructuring charge, of which $1.5 million related to updated assumptions for the lease accrual of the Washington, D.C. space, $1.2 million related to workforce reductions in our Healthcare segment to better align our resources with market demand, $0.9 million related to workforce reductions in our corporate operations as we adjust our infrastructure to align with our Huron Legal divestiture, and $0.2 million related to the wind down of our foreign consulting operations based in the Middle East.
During the third quarter of 2015, we incurred a $0.3 million pretax restructuring charge primarily related to updated assumptions for the lease accrual of the Washington, D.C. space. During the first nine months of 2015, we incurred a $1.6 million pretax restructuring charge. Of the $1.6 million charge, $1.2 million related to workforce reductions to better align our resources with market demand, of which $1.0 million related to our All Other segment for the wind down of our public sector consulting practice and our foreign consulting operations based in the Middle East and $0.2 million related to our corporate operations, and $0.3 million related to updated assumptions for the lease accrual of the Washington, D.C. space.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the nine months ended September 30, 2016.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2015	$2,323	$6,379	$—	$8,702
Additions (1)	3,876	144	473	4,493
Payments	(5,166)	(1,947)	(258)	(7,371)
Adjustments (1)	(242)	1,376	(8)	1,126
Non-cash items	—	(4)	(149)	(153)
Balance as of September 30, 2016 (2)	$791	$5,948	$58	$6,797

(1)
Additions and adjustments for the nine months ended September 30, 2016 include a total of $1.6 million related to discontinued operations. Refer to Note 4 "Discontinued Operations" for additional information.

(2)
The total restructuring charge liability as of September 30, 2016 includes $5.0 million related to discontinued operations. Refer to Note 4 "Discontinued Operations" for additional information on our discontinued operations.

As of September 30, 2016, our restructuring charge liability related to office space reductions of $5.9 million represented the present value of remaining lease payments, net of estimated sublease income, for our vacated office spaces in Washington, D.C., Houston, and New York. Of the $5.9 million restructuring charge liability related to office space reductions, $2.4 million is expected to be paid in the next 12 months. The $0.8 million restructuring charge liability related to employee costs is expected to be paid in the next 12 months. The restructuring charge liabilities are included as a component of accrued expenses and deferred compensation and other liabilities.
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
ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC 815, we designated these derivative instruments as cash flow hedges. As such, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of September 30, 2016, it was anticipated that all of the losses currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three and nine months ended September 30, 2016.
The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of September 30, 2016 and December 31, 2015.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	September 30, 2016	December 31, 2015
Other non-current assets	$—	$86
Accrued expenses	$200	$242
All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on our consolidated balance sheet. All of the Company’s derivative instruments as of September 30, 2016 and December 31, 2015 were held with the same counterparty.
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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	Level 1	Level 2	Level 3	Total
September 30, 2016
Assets:
Promissory note	$—	$—	$2,324	$2,324
Convertible debt investment	—	—	32,932	32,932
Total assets	$—	$—	$35,256	$35,256
Liabilities:
Interest rate swap	$—	$200	$—	$200
Contingent consideration for business acquisitions	—	—	11,311	11,311
Total liabilities	$—	$200	$11,311	$11,511
December 31, 2015
Assets:
Promissory note	$—	$—	$2,309	$2,309
Convertible debt investment	—	—	34,831	34,831
Total assets	$—	$—	$37,140	$37,140
Liabilities:
Interest rate swaps	$—	$156	$—	$156
Contingent consideration for business acquisition	—	—	2,063	2,063
Total liabilities	$—	$156	$2,063	$2,219
Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to us annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. The increase in the fair value of the note during the first nine months of 2016 reflects the accretion of interest income in excess of interest payments received, partially offset by updated cash flow assumptions. As of September 30, 2016, $0.5 million is recorded in prepaid expenses and other current assets and represents the present value of the payments expected to be received in the next 12 months, and the remaining $1.8 million is recorded in other non-current assets.

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
To determine the appropriate accounting treatment for our investment, we performed a variable interest entity (“VIE”) analysis and concluded that Shorelight does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the convertible notes are not in-substance common stock that would warrant equity method accounting. After we reviewed the terms of the investment, we concluded the appropriate accounting treatment to be that of an available-for-sale debt security in accordance with ASC 320, Investments – Debt and Equity Securities.
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimated the fair value of our investment using a Monte Carlo simulation model, cash flow projections discounted at a risk-adjusted rate, and certain assumptions related to equity volatility, default probability, and recovery rate, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. During the first nine months of 2016, we updated our discounted cash flow model to reflect current cash flow projections, resulting in an unrealized pretax loss of $1.9 million, which was recorded in other comprehensive income. The fair value of the convertible debt investment is recorded in long-term investment.
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and discount rates, which typically reflect a risk-free rate. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by our practice leaders and management. Any change in the fair value estimate is recorded in the earnings of that period.
In the first and third quarters of 2016, we recorded initial contingent consideration liabilities of $6.5 million and $2.3 million, respectively, for acquisitions completed in those quarters. In addition, during the third quarter of 2016, we increased the fair value of our contingent consideration liabilities due to updated financial projections and the passage of time, resulting in a remeasurement loss of $0.5 million, which is recorded in other losses, net in statement of earnings. Refer to Note 5 “Acquisitions” for information on the acquisitions completed in the first nine months of 2016. At September 30, 2016, the current portion of the contingent consideration liabilities is recorded in accrued expenses and the long-term portion is recorded in deferred compensation and other liabilities.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$221,858	$252,310	$215,376	$248,010
The differences between the $250.0 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of September 30, 2016 and December 31, 2015, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 8 “Financing Arrangements” for additional details on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended September 30, 2016 and December 31, 2015.
Based on the closing price of our common stock of $59.76 on September 30, 2016, the if-converted value of the Convertible Notes was less than the $250.0 million principal amount.
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values of all other financial instruments not described above reasonably approximate fair market value due to the nature of the financial instruments and the short-term maturity of these items.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

12. Other Comprehensive Income (Loss)
The tables below set forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$50	$—	$50	$(613)	$(2)	$(615)
Unrealized loss on investment	$(3,329)	$1,291	$(2,038)	$—	$—	$—
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$96	$(35)	$61	$(346)	$137	$(209)
Reclassification adjustments into earnings	101	(41)	60	196	(78)	118
Net unrealized gain (loss)	$197	$(76)	$121	$(150)	$59	$(91)
Other comprehensive income (loss)	$(3,082)	$1,215	$(1,867)	$(763)	$57	$(706)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$52	$—	$52	$(228)	$27	$(201)
Unrealized gain (loss) on investment	$(1,899)	$736	$(1,163)	$6,661	$(2,526)	$4,135
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(367)	$146	$(221)	$(1,036)	$412	$(624)
Reclassification adjustments into earnings	323	(129)	194	619	(247)	372
Net unrealized loss	$(44)	$17	$(27)	$(417)	$165	$(252)
Other comprehensive income (loss)	$(1,891)	$753	$(1,138)	$6,016	$(2,334)	$3,682
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation Adjustments	Net Unrealized Gain on Investment	Net Unrealized Loss on Derivatives	Accumulated Other Comprehensive Income
Balance, December 31, 2015	$(517)	$4,185	$(83)	$3,585
Current period change	52	(1,163)	(27)	(1,138)
Balance, September 30, 2016	$(465)	$3,022	$(110)	$2,447

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

13. Income Taxes
The Company’s effective tax rates for the three months ended September 30, 2016 and 2015 were 37.2% and 40.6%, respectively. The Company's effective tax rates for the nine months ended September 30, 2016 and 2015 were 35.6% and 42.4%, respectively. The effective tax rate for the three months ended September 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to non-taxable income, valuation allowance reductions, and certain credits and deductions, partially offset by non-deductible business expenses. The effective tax rate for the nine months ended September 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to the year-to-date impact of a discrete favorable adjustment to our state tax rate in the second quarter of 2016, non-taxable income, valuation allowance reductions, certain credits and deductions, and a discrete tax benefit related to share-based compensation, partially offset by non-deductible business expenses.
The effective tax rate for the three months ended September 30, 2015 was higher than the statutory tax rate, inclusive of state income taxes, primarily due to non-deductible business expenses and foreign losses with no tax benefit, partially offset by certain credits and deductions. The effective tax rate for the nine months ended September 30, 2015 was higher than the statutory rate, inclusive of state income taxes, primarily due to non-deductible expenses, foreign losses with no tax benefit, and an increase in our valuation allowance.
As of September 30, 2016, we had $2.4 million in unrecognized tax benefits related to positions taken on our tax returns for discontinued operations. While such tax returns remain subject to audit by tax authorities, it is reasonably possible that unrecognized tax benefits may decrease by $2.4 million over the next 12 months due to the expiration of statute of limitations. Refer to Note 4 "Discontinued Operations" for additional information on our discontinued operations.
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
Guarantees and Indemnification
Guarantees in the form of letters of credit totaling $4.7 million and $4.8 million were outstanding at September 30, 2016 and December 31, 2015, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers of those businesses if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of September 30, 2016 and December 31, 2015, the total estimated fair value of our contingent consideration liabilities was $11.3 million and $2.1 million, respectively.
To the extent permitted by law, our bylaws and articles of incorporation require that we indemnify our officers and directors against judgments, fines, and amounts paid in settlement, including attorneys’ fees, incurred in connection with civil or criminal action or proceedings, as it relates to their services to us if such person acted in good faith. Although there is no limit on the amount of indemnification, we may have recourse against our insurance carrier for certain payments made.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth information about our operating segments for the three and nine months ended September 30, 2016 and 2015, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Refer to Note 4 "Discontinued Operations" for information on the divestiture of the Huron Legal segment in 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Huron Healthcare:
Revenues	$103,425	$112,114	$323,531	$328,624
Operating income	$38,824	$47,609	$119,229	$122,120
Segment operating income as a percentage of segment revenues	37.5%	42.5%	36.9%	37.2%
Huron Education and Life Sciences:
Revenues	$45,696	$42,056	$134,050	$124,892
Operating income	$12,124	$10,473	$35,407	$35,427
Segment operating income as a percentage of segment revenues	26.5%	24.9%	26.4%	28.4%
Huron Business Advisory:
Revenues	$34,279	$21,249	$90,567	$59,173
Operating income	$7,380	$5,231	$19,342	$13,514
Segment operating income as a percentage of segment revenues	21.5%	24.6%	21.4%	22.8%
All Other:
Revenues	$—	$46	$—	$1,221
Operating loss	$—	$(132)	$—	$(1,654)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M	N/M
Total Company:
Revenues	$183,400	$175,465	$548,148	$513,910
Reimbursable expenses	19,093	16,091	54,636	53,266
Total revenues and reimbursable expenses	$202,493	$191,556	$602,784	$567,176
Statements of Earnings reconciliation:
Segment operating income	$58,328	$63,181	$173,978	$169,407
Items not allocated at the segment level:
Other operating expenses and losses, net	26,996	26,587	85,089	84,332
Depreciation and amortization expense	8,092	6,538	23,064	18,286
Other expense, net	3,687	6,038	11,034	15,776
Income from continuing operations before income tax expense	$19,553	$24,018	$54,791	$51,013

N/M – Not Meaningful
At September 30, 2016 and December 31, 2015, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the three and nine months ended September 30, 2016 and 2015, no single client generated greater than 10% of our consolidated revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” or “outlook” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
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
Acquisitions
Healthcare Services Management, Inc.
On August 1, 2016, we completed our acquisition of Healthcare Services Management, Inc. ("HSM"), a firm specializing in healthcare information technology and management consulting. HSM, based in Quincy, Massachusetts, helps healthcare providers maximize operational efficiencies through the adoption and optimization of IT and enterprise technology solutions. The acquisition strengthens Huron’s IT and electronic health record consulting services. The results of operations of HSM have been included in our consolidated financial statements and results of operations of our Huron Healthcare segment from the date of acquisition.
ADI Strategies, Inc.
On May 1, 2016, we completed our acquisition of the U.S. assets of ADI Strategies, Inc. ("ADI Strategies"). Based in San Francisco, California, ADI Strategies is a leading enterprise performance management, risk management, and business intelligence firm focused on implementing the Oracle enterprise application suite. The results of operations of ADI Strategies have been included in our consolidated financial statements and the results of operations of our Huron Business Advisory segment from the date of acquisition. We are also in the process of acquiring the international assets of ADI Strategies in Dubai and India, for which we currently expect to sign and close later in the fourth quarter of 2016 or early in 2017.
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
How We Generate Revenues
A large portion of our revenues is generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, many of whom work variable schedules as needed by our clients. Full-time equivalent professionals consist of our cultural transformation consultants from our Studer Group solution, which include coaches and their support staff, specialized finance and operational consultants, and our employees who provide software support and maintenance services to our clients. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.
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
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Studer Group solution are fixed-fee partner contracts with multiple deliverables, which primarily consist of coaching services, as well as seminars, materials, and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts are recognized at the time the service is provided.
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
Fixed-fee engagements represented 44.5% and 59.9% of our revenues for the three months ended September 30, 2016 and 2015, respectively, and 48.5% and 58.0% of our revenues for the nine months ended September 30, 2016 and 2015, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publication orders purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 42.2% and 29.7% of our revenues for the three months ended September 30, 2016 and 2015, respectively, and 37.6% and 28.8% of our revenues for the nine months ended September 30, 2016 and 2015, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 8.2% and 5.9% of our revenues for the three months ended September 30, 2016 and 2015, respectively, and 9.1% and 8.6% of our revenues for the nine months ended September 30, 2016 and 2015, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support and maintenance and subscription-based revenues are recognized ratably over the support or subscription period, which ranges from one to three years. These fees are billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription-based revenues represented 5.1% and 4.5% of our revenues for the three months ended September 30, 2016 and 2015, respectively, and 4.8% and 4.6% of our revenues for the nine months ended September 30, 2016 and 2015, respectively.
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

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Huron Healthcare:
Revenues	$103,425	$112,114	$323,531	$328,624
Operating income	$38,824	$47,609	$119,229	$122,120
Segment operating income as a percentage of segment revenues	37.5%	42.5%	36.9%	37.2%
Huron Education and Life Sciences:
Revenues	$45,696	$42,056	$134,050	$124,892
Operating income	$12,124	$10,473	$35,407	$35,427
Segment operating income as a percentage of segment revenues	26.5%	24.9%	26.4%	28.4%
Huron Business Advisory:
Revenues	$34,279	$21,249	$90,567	$59,173
Operating income	$7,380	$5,231	$19,342	$13,514
Segment operating income as a percentage of segment revenues	21.5%	24.6%	21.4%	22.8%
All Other:
Revenues	$—	$46	$—	$1,221
Operating loss	$—	$(132)	$—	$(1,654)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M	N/M
Total Company:
Revenues	$183,400	$175,465	$548,148	$513,910
Reimbursable expenses	19,093	16,091	54,636	53,266
Total revenues and reimbursable expenses	$202,493	$191,556	$602,784	$567,176
Statements of Earnings reconciliation:
Segment operating income	$58,328	$63,181	$173,978	$169,407
Items not allocated at the segment level:
Other operating expenses and losses, net	26,996	26,587	85,089	84,332
Depreciation and amortization expense	8,092	6,538	23,064	18,286
Total operating income	23,240	30,056	65,825	66,789
Other expense, net	(3,687)	(6,038)	(11,034)	(15,776)
Income from continuing operations before income tax expense	19,553	24,018	54,791	51,013
Income tax expense	7,265	9,741	19,498	21,620
Net income from continuing operations	$12,288	$14,277	$35,293	$29,393
Earnings per share from continuing operations:
Basic	$0.58	$0.65	$1.67	$1.33
Diluted	$0.57	$0.63	$1.65	$1.30

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Operating Data (excluding All Other):	2016	2015	2016	2015
Number of full-time billable consultants (at period end) (1):
Huron Healthcare	1,010	1,084	1,010	1,084
Huron Education and Life Sciences	539	458	539	458
Huron Business Advisory	472	279	472	279
Total	2,021	1,821	2,021	1,821
Average number of full-time billable consultants (for the period) (1):
Huron Healthcare	984	1,078	1,005	1,092
Huron Education and Life Sciences	523	444	503	431
Huron Business Advisory	454	261	387	224
Total	1,961	1,783	1,895	1,747
Full-time billable consultant utilization rate (2):
Huron Healthcare	77.0%	81.1%	78.6%	76.4%
Huron Education and Life Sciences	67.6%	75.2%	70.1%	75.9%
Huron Business Advisory	74.8%	79.4%	74.0%	75.2%
Total	73.9%	79.4%	75.3%	76.1%
Full-time billable consultant average billing rate per hour (3):
Huron Healthcare	$203	$204	$209	$215
Huron Education and Life Sciences	$231	$227	$229	$230
Huron Business Advisory (4)	$190	$196	$201	$234
Total	$207	$209	$212	$221
Revenue per full-time billable consultant (in thousands):
Huron Healthcare	$73	$77	$231	$230
Huron Education and Life Sciences	$75	$80	$233	$248
Huron Business Advisory	$69	$77	$220	$254
Total	$72	$78	$229	$238
Average number of full-time equivalents (for the period) (5):
Huron Healthcare	204	196	201	171
Huron Education and Life Sciences	42	49	40	40
Huron Business Advisory	23	10	16	8
Total	269	255	257	219
Revenue per full-time equivalent (in thousands):
Huron Healthcare	$156	$148	$456	$449
Huron Education and Life Sciences	$156	$133	$428	$455
Huron Business Advisory	$126	$112	$339	$301
Total	$154	$144	$444	$445

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

(4)
The Huron Business Advisory segment includes our India EPM&A practice, formerly known as Rittman Mead Consulting Private Limited ("Rittman Mead India"), a business that we acquired in July 2015. Absent the impact of our India EPM&A practice, the average billing rate per hour for Huron Business Advisory for the nine months ended September 30, 2016 and 2015 would have been $234 and $255 per hour, respectively.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$183,400	$175,465	$548,148	$513,910
Net income from continuing operations	$12,288	$14,277	$35,293	$29,393
Add back:
Income tax expense	7,265	9,741	19,498	21,620
Interest and other expenses	3,687	6,038	11,034	15,776
Depreciation and amortization	12,144	11,276	34,342	30,388
Earnings before interest, taxes, depreciation and amortization (EBITDA)	35,384	41,332	100,167	97,177
Add back:
Restructuring charges	1,049	320	4,129	1,577
Other losses, net	494	—	494	524
Adjusted EBITDA	$36,927	$41,652	$104,790	$99,278
Adjusted EBITDA as a percentage of revenues	20.1%	23.7%	19.1%	19.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income from continuing operations	$12,288	$14,277	$35,293	$29,393
Weighted average shares – diluted	21,445	22,592	21,427	22,616
Diluted earnings per share from continuing operations	$0.57	$0.63	$1.65	$1.30
Add back:
Amortization of intangible assets	8,771	7,913	24,369	20,685
Restructuring charges	1,049	320	4,129	1,577
Other losses, net	494	—	494	524
Non-cash interest on convertible notes	1,883	1,795	5,582	5,324
Tax effect	(4,794)	(3,951)	(13,588)	(11,075)
Total adjustments, net of tax	7,403	6,077	20,986	17,035
Adjusted net income from continuing operations	$19,691	$20,354	$56,279	$46,428
Adjusted diluted earnings per share from continuing operations	$0.92	$0.90	$2.63	$2.05

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
Other losses, net: We have excluded the effects of remeasurement gains and losses related to contingent acquisition liabilities as well as the litigation loss recorded in the second quarter of 2015 to permit comparability with periods that were not impacted by these items.
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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues
Revenues increased $7.9 million, or 4.5%, to $183.4 million for the third quarter of 2016 from $175.5 million for the third quarter of 2015. Third quarter 2016 revenues included $17.1 million from our acquisitions of Cloud62, Inc. ("Cloud62"), MyRounding, ADI Strategies, and HSM, all of which were completed subsequent to the third quarter of 2015.
Of the overall $7.9 million increase in revenues, $3.0 million was attributable to our full-time billable consultants and $4.9 million was attributable to our full-time equivalents.
The increase in full-time billable consultant revenues reflected an increase in the average number of billable consultants, partially offset by decreases in the consultant utilization rate and average billing rate. As discussed below in Segment Results, this increase in revenue attributable to our full-time billable consultants reflected our acquisitions within the Huron Business Advisory and Huron Healthcare segments and strengthened demand for our services in the Huron Education and Life Sciences segment, partially offset by decreased demand for our services in the Huron Healthcare segment.
The increase in revenues from our full-time equivalents reflected increases in both revenue per full-time equivalent and the average number of full-time equivalents.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $12.8 million, or 12.9%, to $112.4 million in the three months ended September 30, 2016, from $99.6 million in the three months ended September 30, 2015. The $12.8 million increase primarily related to a $12.2 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount from acquisitions and our ongoing cloud-based enterprise resource planning (ERP) investment, and a $3.3 million increase in performance bonus expense for our revenue-generating professionals, which was primarily the result of a significant performance bonus adjustment in the third quarter of 2015 to decrease our year-to-date performance bonus accrual due to a revised full year forecast at that time. These increases to total direct costs were partially offset by a $1.3 million decrease in share-based compensation expense for our revenue-generating professionals and a $0.7 million decrease in intangible asset amortization expense. As a percentage of revenues, our total direct costs increased to 61.3% during the third quarter of 2016 compared to 56.7% during the third quarter of 2015, primarily due to the items described above.
Total direct costs for the three months ended September 30, 2016 included $4.1 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $4.7 million of amortization expense for the same prior year period. The $0.7 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization, partially offset by amortization of intangible assets acquired in the ADI Strategies and HSM acquisitions, which we completed in the second and third quarters of 2016, respectively. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses, Net
Selling, general and administrative expenses decreased $1.0 million, or 2.5%, to $38.3 million in the third quarter of 2016 from $39.2 million in the third quarter of 2015. The $1.0 million decrease primarily related to a $0.8 million decrease in legal expenses, a $0.8 million decrease in recruiting expenses, a $0.6 million decrease in facilities and other office-related expenses, a $0.5 million decrease in outside professional services, and a $0.3 million decrease in computer equipment and supplies, largely offset by a $1.3 million increase in salaries and related expenses for our support personnel and a $1.0 million increase in share-based compensation for our support personnel. The increase in share-based compensation expense for our support personnel is primarily due to a $0.8 million expense reversal recorded in the third quarter of 2015 for 2015 performance-based awards that were no longer expected to be earned at that time. As a percentage of revenues, selling, general and administrative expenses decreased to 20.9% during the third quarter of 2016 compared to 22.4% during the third quarter of 2015, primarily due to the items described above.
Restructuring charges for the third quarter of 2016 totaled $1.0 million, compared to $0.3 million for the third quarter of 2015. The charges for the third quarter of both 2016 and 2015 primarily related to updated lease accrual assumptions for the Washington, D.C. space vacated in the fourth quarter of 2014.
Depreciation and amortization expense increased by $1.6 million to $8.1 million in the three months ended September 30, 2016, from $6.5 million in the three months ended September 30, 2015. The increase was primarily attributable to an increase in amortization expense for a customer-related intangible asset acquired in the Studer Group acquisition and amortization expense for intangible assets acquired in the ADI Strategies and HSM acquisitions. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, non-competition agreements, and trade names acquired in connection with our business acquisitions. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Income
Operating income decreased $6.8 million, or 22.7%, to $23.2 million in the third quarter of 2016 from $30.1 million in the third quarter of 2015. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 12.7% in the three months ended September 30, 2016, compared to 17.1% in the three months ended September 30, 2015. The decrease in operating margin was primarily attributable to the increase in salaries and related expenses and performance bonus expense for our revenue-generating professionals as a percentage of revenues, partially offset by the decrease in share-based compensation expense for our revenue-generating professionals during the first three months of 2016 compared to the same prior year period.
Other Expense, Net
Total other expense, net decreased by $2.4 million to $3.7 million in the third quarter of 2016 from $6.0 million in the third quarter of 2015. The decrease was primarily attributable to a $0.6 million gain in the third quarter of 2016 from an increase in the market value of our investments that are used to fund our deferred compensation liability, compared to a $0.8 million loss in the third quarter of 2015 from a decrease in the market value of these investments. The decrease in total other expense, net was also due to a $0.5 million decrease in interest expense. The decrease in interest expense was primarily due to lower levels of borrowings under our credit facility during the third quarter of 2016 compared to the third quarter of 2015.
Income Tax Expense
For the third quarter of 2016, our effective tax rate was 37.2% as we recognized income tax expense from continuing operations of $7.3 million on income from continuing operations of $19.6 million. For the third quarter of 2015, our effective tax rate was 40.6% as we recognized income tax expense from continuing operations of $9.7 million on income from continuing operations of $24.0 million. The effective tax rate for the three months ended September 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to non-taxable income, valuation allowance reductions, and certain credits and deductions, partially offset by non-deductible business expenses. The effective tax rate for the three months ended September 30, 2015 was higher than the statutory tax rate, inclusive of state income taxes, primarily due to non-deductible business expenses and foreign losses with no tax benefit, partially offset by certain credits and deductions.
Net Income from Continuing Operations
Net income from continuing operations decreased by $2.0 million, or 13.9%, to $12.3 million for the three months ended September 30, 2016, from $14.3 million for the same period last year. As a result of the decrease in net income from continuing operations, partially offset by the reduction in diluted shares outstanding due to the share repurchases in the fourth quarter of 2015 and first quarter of 2016, diluted earnings per share from continuing operations for the third quarter of 2016 was $0.57 compared to $0.63 for the third quarter of 2015.
Discontinued Operations
Net income from discontinued operations was $5.1 million for the three months ended September 30, 2015. See Note 4 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA decreased $5.9 million to $35.4 million for the three months ended September 30, 2016, from $41.3 million for the three months ended September 30, 2015. Adjusted EBITDA decreased $4.7 million to $36.9 million in the third quarter of 2016 from $41.7 million in the third quarter of 2015. The decrease in both EBITDA and Adjusted EBITDA was primarily due to the decrease in segment operating income, as discussed below in Segment Results.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations decreased $0.7 million, or 3.3%, to $19.7 million in the third quarter of 2016 compared to $20.4 million in the third quarter of 2015. Adjusted diluted earnings per share from continuing operations was $0.92 for the third quarter of 2016, compared to $0.90 for the third quarter of 2015. The increase in adjusted diluted earnings per share from continuing operations was due to the reduction in diluted shares outstanding, which resulted from the share repurchases in the fourth quarter of 2015 and first quarter of 2016, partially offset by the decrease in adjusted net income from continuing operations.

Segment Results
Huron Healthcare
Revenues
Huron Healthcare segment revenues decreased $8.7 million, or 7.8%, to $103.4 million for the third quarter of 2016 from $112.1 million for the third quarter of 2015. Revenues for the third quarter of 2016 included $3.9 million from our acquisitions of MyRounding and HSM, both of which were completed subsequent to the third quarter of 2015.
During the three months ended September 30, 2016, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscriptions arrangements represented 67.0%, 13.4%, 13.4%, and 6.2% of this segment’s revenues, respectively, compared to 78.7%, 7.4%, 8.8%, and 5.1% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $8.7 million decrease in revenues, $11.7 million was attributable to a decrease in revenue from our full-time billable consultants, partially offset by a $3.0 million increase in revenue generated by our full-time equivalents.
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average number of full-time billable consultants, consultant utilization rate, and average billing rate. This decrease in revenue was primarily driven by decreases in revenue in our revenue cycle and cost and clinical solutions compared to the prior year. Performance-based fee revenue was $13.8 million during the third quarter of 2016 compared to $9.9 million during the third quarter of 2015. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
The increase in revenue attributable to our full-time equivalents reflected increases in both revenue per full-time equivalent and the average number of full-time equivalents. This increase in revenue was primarily driven by an increase in revenue in our Studer Group practice compared to the prior year.
Operating Income
Huron Healthcare segment operating income decreased $8.8 million, or 18.5%, to $38.8 million for the three months ended September 30, 2016, from $47.6 million for the three months ended September 30, 2015. The Huron Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 37.5% for the third quarter of 2016 from 42.5% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues and an increase in performance bonus expense for our revenue-generating professionals, which was primarily the result of a significant performance bonus adjustment in the third quarter of 2015 to decrease our year-to-date performance bonus accrual due to a revised full year forecast at that time. These decreases to this segment's operating margin were partially offset by a decrease in share-based compensation expense for our revenue-generating professionals as a percentage of revenues.
Huron Education and Life Sciences
Revenues
Huron Education and Life Sciences segment revenues increased $3.6 million, or 8.7%, to $45.7 million for the third quarter of 2016 from $42.1 million for the third quarter of 2015.
Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscriptions arrangements represented 18.8%, 74.9%, 1.4%, and 4.9% of this segment’s revenues, respectively, during the third quarter of 2016. Revenues from fixed-fee engagements, time-and-expense engagements, and software support and maintenance and subscriptions arrangements represented 32.5%, 62.5%, and 5.0% of this segment’s revenues, respectively, during the third quarter of 2015.
The $3.6 million increase in revenues was attributable to our full-time billable consultants and reflected increases in the average number of full-time billable consultants and the average billing rate, partially offset by a decrease in our consultant utilization rate.
Operating Income
Huron Education and Life Sciences segment operating income increased $1.7 million, or 15.8%, to $12.1 million for the three months ended September 30, 2016, from $10.5 million for the three months ended September 30, 2015. Segment operating margin increased to 26.5% for the third quarter of 2016 from 24.9% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in performance bonus expense for our revenue-generating professionals, contractor expense, intangible asset amortization expense, and project costs, partially offset by increases in salaries and related expenses for our revenue-generating professionals and training expenses as a percentage of revenues, which were largely the result of our ongoing cloud-based ERP investment.
Huron Business Advisory
Revenues
Huron Business Advisory segment revenues increased $13.0 million, or 61.3%, to $34.3 million for the third quarter of 2016 from $21.2 million for the third quarter of 2015. Revenues for the third quarter of 2016 included $13.3 million from our acquisitions of Cloud62 and ADI Strategies, both of which were completed subsequent to the third quarter of 2015.
Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscriptions arrangements represented 10.9%, 85.1%, 2.0%, and 2.0% of this segment’s revenues, respectively, during the third quarter of 2016, compared to 15.8%, 81.4%, 2.4%, and 0.4% of this segment’s revenues, respectively, during the third quarter of 2015. Performance-based fee revenue was $0.7 million for the third quarter of 2016, all of which was generated by Huron Transaction Advisory LLC, our registered broker-dealer. Performance-based fee revenue was $0.5 million for the third quarter of 2015, of which $0.3 million was generated by Huron Transaction Advisory LLC. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Of the overall $13.0 million increase in revenues, $11.2 million was attributable to our full-time billable consultants and $1.8 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in consultant utilization rate and average billing rate. The increase in the average number of full-time billable consultants was primarily the result of our acquisitions of ADI Strategies and Cloud62. The increase in revenue from our full-time equivalents reflected increases in both the average number of full-time equivalents and revenue per full-time equivalent in the third quarter of 2016 compared to the same prior year period.
Operating Income
Huron Business Advisory segment operating income increased by $2.1 million, or 41.1%, to $7.4 million for the three months ended September 30, 2016, from $5.2 million for the three months ended September 30, 2015. Segment operating margin decreased to 21.5% for the third quarter of 2016 from 24.6% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses and performance bonus expense for our revenue-generating professionals as a percentage of revenues. These decreases to operating margin were partially offset by decreases in share-based compensation expense for our revenue-generating professionals and severance expense, as well as revenue growth that outpaced an increase in salaries and related expenses for our support personnel. The overall decrease in this segment's operating margin reflects an increase in the Enterprise Performance Management and Analytics practice revenue as a percentage of this segment's total revenue, as the recent growth of this practice, which has lower operating margins, outpaced the growth of the legacy Financial Advisory practice.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenues
Revenues increased $34.2 million, or 6.7%, to $548.1 million for the first nine months of 2016 from $513.9 million for the first nine months of 2015. Revenues for the first nine months of 2016 included $28.1 million of revenues from our acquisitions of Cloud62, MyRounding, ADI Strategies, and HSM, all of which were completed subsequent to the third quarter of 2015, and $11.2 million of incremental revenues due to the full period impact of our acquisitions of Studer Group, which we completed mid-first quarter 2015, and Rittman Mead India, which we completed at the start of the third quarter of 2015.
Of the overall $34.2 million increase in revenues, $17.5 million was attributable to our full-time billable consultants and $16.7 million was attributable to our full-time equivalents.
The increase in full-time billable consultant revenues was driven by an increase in the average number of billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate. As discussed below in Segment Results, this increase in revenue reflected the acquisitions in our Huron Business Advisory and Huron Healthcare segments and strengthened demand for our services in the Huron Business Advisory and Huron Education and Life Sciences segments. These increases to revenue were partially offset by lower revenues from full-time billable consultants in our Huron Healthcare segment, which was largely driven by a decrease in revenue in our revenue cycle and cost and clinical solutions.

The increase in full-time equivalent revenues was primarily attributable to the full period impact of our acquisition of Studer Group, as well as increased use of contractors in the Business Advisory segment, largely due to our acquisition of ADI Strategies, and reflected an increase in the average number of full-time equivalents.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $25.0 million, or 8.1%, to $334.6 million in the nine months ended September 30, 2016, from $309.6 million in the nine months ended September 30, 2015. Direct costs for our Studer Group practice, which we acquired mid-first quarter 2015, totaled $34.9 million in the first nine months of 2016, compared to $29.6 million in the first nine months of 2015. The overall $25.0 million increase primarily related to a $26.7 million increase in salaries and related expenses for our revenue-generating professionals, which was primarily driven by increased headcount from acquisitions and our ongoing cloud-based ERP investment, and a $2.1 million increase in performance bonus expense for our revenue-generating professionals, partially offset by a $2.8 million decrease in share-based compensation expense for our revenue-generating professionals and a $1.0 million decrease in intangible asset amortization expense. As a percentage of revenues, our total direct costs increased to 61.0% during the first nine months of 2016 compared to 60.2% during the first nine months of 2015 primarily due to the items described above.
Total direct costs for the nine months ended September 30, 2016 included $11.3 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $12.1 million of amortization expense for the same prior year period. The $0.8 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization, and a technology-related intangible asset that became fully amortized in 2015, partially offset by amortization of intangible assets acquired in the ADI Strategies and HSM acquisitions, which we completed in the second and third quarters of 2016, respectively. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses, Net
Selling, general and administrative expenses increased $2.7 million, or 2.3%, to $119.9 million in the nine months ended September 30, 2016, from $117.3 million in the nine months ended September 30, 2015. Selling, general and administrative expenses for our Studer Group practice, which we acquired mid-first quarter 2015, totaled $16.6 million in the first nine months of 2016, compared to $16.8 million in the first nine months of 2015. The overall $2.7 million increase was primarily related to a $4.2 million increase in salaries and related expenses for our support personnel, a $1.3 million increase in share-based compensation expense for our support personnel, and a $1.3 million increase in promotion and sponsorship expense, partially offset by a $1.0 million decrease in facilities and other office-related expenses, a $0.9 million decrease in legal expenses, a $0.5 million decrease in outside professional services, and a $0.4 million decrease in recruiting expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 21.9% during the first nine months of 2016 compared to 22.8% during the first nine months of 2015 primarily due to the revenue growth that outpaced the increase in selling, general and administrative expenses.
Restructuring charges for the first nine months of 2016 totaled $4.1 million, compared to $1.6 million for the first nine months of 2015. The charges for the first nine months of 2016 primarily consisted of $1.5 million related to updated lease accrual assumptions for our Washington, D.C. space vacated in the fourth quarter of 2014, $1.2 million related to workforce reductions in our Healthcare segment to better align our resources with market demand, $0.9 million related to workforce reductions in our corporate operations as we adjust our infrastructure to align with our Huron Legal divestiture, and $0.2 million related to the wind down of our foreign consulting operations based in the Middle East. The charges for the first nine months of 2015 primarily consisted of $1.2 million in workforce reductions to better align our resources with market demand, of which $1.0 million related to our All Other segment for the wind down of our public sector consulting practice and our foreign consulting operations based in the Middle East and $0.2 million related to our corporate operations, and a $0.3 million charge related to updated lease accrual assumptions for the Washington, D.C. space vacated in the fourth quarter of 2014.
Depreciation and amortization expense increased by $4.8 million to $23.1 million in the nine months ended September 30, 2016, from $18.3 million in the nine months ended September 30, 2015. The increase was primarily attributable to amortization expense for intangible assets acquired in the Studer Group acquisition, as well as amortization expense for intangible assets acquired in the Cloud62, ADI Strategies, and HSM acquisitions. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, non-competition agreements, and trade names acquired in connection with our business acquisitions.
Operating Income
Operating income decreased $1.0 million, or 1.4%, to $65.8 million in the first nine months of 2016 from $66.8 million in the first nine months of 2015. Operating margin decreased to 12.0% in the nine months ended September 30, 2016, compared to 13.0% in the nine months ended September 30, 2015. The decrease in operating margin was primarily attributable to the increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues during the first nine months of 2016 compared to the same prior year period, partially offset by the decrease in share-based compensation expense for our revenue-generating professionals.
Other Expense, Net
Total other expense, net decreased by $4.7 million to $11.0 million in the first nine months of 2016 from $15.8 million in the first nine months of 2015. The overall decrease was partially attributable to a $1.0 million gain in the first nine months of 2016 from an increase in the market value of our investments that are used to fund our deferred compensation liability, compared to a $0.7 million loss in the first nine months of 2015 from a decrease in the market value of these investments. The overall decrease was also attributable to a $1.5 million decrease in interest expense and $0.3 million in foreign currency transaction gains for the first nine months of 2016 compared to $1.3 million in foreign currency transaction losses for the same prior year period. The decrease in interest expense was due to lower levels of borrowings under our credit facility during the first nine months of 2016 compared to the first nine months of 2015.
Income Tax Expense
For the nine months ended September 30, 2016, our effective tax rate was 35.6% as we recognized income tax expense of $19.5 million on income of $54.8 million. For the nine months ended September 30, 2015, our effective tax rate was 42.4% as we recognized income tax expense of $21.6 million on income of $51.0 million. The effective tax rate for the nine months ended September 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to the year-to-date impact of a discrete favorable adjustment to our state tax rate in the second quarter of 2016, non-taxable income, valuation allowance reductions, certain credits and deductions, and a discrete tax benefit related to share-based compensation, partially offset by non-deductible business expenses. The effective tax rate for the nine months ended September 30, 2015 was higher than the statutory rate, inclusive of state income taxes, primarily due to non-deductible expenses, foreign losses with no tax benefit, and an increase in our valuation allowance.
Net Income from Continuing Operations
Net income from continuing operations increased by $5.9 million, or 20.1%, to $35.3 million for the nine months ended September 30, 2016, from $29.4 million for the same prior year period. As a result of the increase in net income, coupled with the reduction in diluted shares outstanding due to the share repurchases in the fourth quarter of 2015 and first quarter of 2016, diluted earnings per share from continuing operations for the first nine months of 2016 was $1.65 compared to $1.30 for the first nine months of 2015.
Discontinued Operations
Net loss from discontinued operations for the nine months ended September 30, 2016 was $1.8 million and primarily related to obligations for former employees, legal fees, and updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment. Net income from discontinued operations for the nine months ended September 30, 2015 was $10.3 million. See Note 4 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA increased $3.0 million to $100.2 million for the nine months ended September 30, 2016, from $97.2 million for the nine months ended September 30, 2015. Adjusted EBITDA increased $5.5 million to $104.8 million in the first nine months of 2016 from $99.3 million in the first nine months of 2015. The increase in both EBITDA and Adjusted EBITDA was primarily due to the increase in segment operating income, as discussed below in Segment Results.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $9.9 million to $56.3 million in the first nine months of 2016 compared to $46.4 million in the first nine months of 2015. As a result of the increase in adjusted net income from continuing operations, coupled with the reduction in diluted shares outstanding due to the share repurchases in the fourth quarter of 2015 and first quarter of 2016, adjusted diluted earnings per share from continuing operations for the first nine months of 2016 was $2.63 compared to $2.05 for the first nine months of 2015.

Segment Results
Huron Healthcare
Revenues
Huron Healthcare segment revenues decreased $5.1 million, or 1.5%, to $323.5 million for the first nine months of 2016 from $328.6 million for the first nine months of 2015. Revenues for the first nine months of 2016 included $4.5 million from our acquisitions of MyRounding and HSM, both of which were completed subsequent to the third quarter of 2015, and $10.7 million of incremental revenues due to the full period impact of our acquisition of Studer Group, which we completed mid-first quarter 2015.
During the nine months ended September 30, 2016, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscriptions arrangements represented 70.4%, 10.7%, 13.1%, and 5.8% of this segment’s revenues, respectively, compared to 75.0%, 7.5%, 12.1%, and 5.4% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $5.1 million decrease in revenues, $19.7 million was attributable to a decrease in revenue from our full-time billable consultants, partially offset by a $14.6 million increase in revenue generated by our full-time equivalents.
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average number of full-time billable consultants and the average billing rate, partially offset by an increase in consultant utilization rate. This decrease in revenue was largely driven by a decrease in revenue in our revenue cycle and cost and clinical solutions compared to the prior year. Performance-based fee revenue was $42.5 million during the first nine months of 2016 compared to $39.7 million during the first nine months of 2015. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
The increase in full-time equivalent revenues was primarily attributable to the full period impact of our acquisition of Studer Group, and reflected an increase in the average number of full-time equivalents.
Operating Income
Huron Healthcare segment operating income decreased $2.9 million, or 2.4%, to $119.2 million for the nine months ended September 30, 2016, from $122.1 million for the nine months ended September 30, 2015. The Huron Healthcare segment operating margin decreased to 36.9% for the first nine months of 2016 from 37.2% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our support personnel and revenue-generating professionals as a percentage of revenues and a $1.2 million restructuring charge recorded in the second quarter of 2016, partially offset by decreases in share-based compensation expense and performance bonus expense for our revenue-generating professionals as a percentage of revenues.
Huron Education and Life Sciences
Revenues
Huron Education and Life Sciences segment revenues increased $9.2 million, or 7.3%, to $134.1 million for the first nine months of 2016 from $124.9 million for the first nine months of 2015.
For the nine months ended September 30, 2016, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscriptions arrangements represented 20.9%, 73.4%, 0.7%, and 5.0% of this segment’s revenues, respectively, compared to 33.3%, 61.7%, 0.4%, and 4.6% of this segment's revenues, respectively, during the same prior year period.
Of the overall $9.2 million increase in revenues, $10.3 million was attributable to our full-time billable consultants, partially offset by a $1.1 million decrease in revenue generated by our full-time equivalents. The increase in revenue from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in consultant utilization rate and average billing rate. The decrease in revenue from our full-time equivalents was largely driven by a decrease in license revenues, and reflected a decrease in revenue per full-time equivalent.
Operating Income
Huron Education and Life Sciences segment operating income was $35.4 million for both the nine months ended September 30, 2016 and September 30, 2015. The Huron Education and Life Sciences segment operating margin decreased to 26.4% for the first nine months of 2016 from 28.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, which was largely the result of our ongoing cloud-based ERP investment, partially offset by decreases in contractor expense and project costs.
Huron Business Advisory
Revenues
Huron Business Advisory segment revenues increased $31.4 million, or 53.1%, to $90.6 million for the first nine months of 2016 from $59.2 million for the first nine months of 2015. Revenues for the first nine months of 2016 included $23.5 million from our acquisitions of Cloud62 and ADI Strategies, both of which were completed subsequent to the third quarter of 2015, and $0.5 million of incremental revenues due to the full period impact of our acquisition of Rittman Mead India, which we completed at the beginning of the third quarter of 2015.
Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscriptions arrangements represented 11.4%, 80.5%, 6.8%, and 1.3% of this segment’s revenues, respectively, during the first nine months of 2016, compared to 15.2%, 77.8%, 6.6%, and 0.4% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $6.2 million for the first nine months of 2016, of which $5.3 million was generated by Huron Transaction Advisory LLC. Performance-based fee revenue was $3.9 million for the first nine months of 2015, of which $2.0 million was generated by Huron Transaction Advisory LLC. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Of the overall $31.4 million increase in revenues, $28.2 million was attributable to our full-time billable consultants and $3.2 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate. The increase in the average number of full-time billable consultants was primarily the result of our acquisitions of ADI Strategies and Cloud62. The increase in revenue from our full-time equivalents reflected increases in both the average number of full-time equivalents and revenue per full-time equivalent.
Operating Income
Huron Business Advisory segment operating income increased by $5.8 million, or 43.1%, to $19.3 million for the nine months ended September 30, 2016, from $13.5 million for the nine months ended September 30, 2015. The Huron Business Advisory segment operating margin decreased to 21.4% for the first nine months of 2016 from 22.8% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals, contractor expense, and intangible asset amortization expense, all as percentages of revenues. These decreases to operating margin were partially offset by decreases in share-based compensation expense for our revenue-generating professionals, performance bonus expense for our support personnel, and severance expense, as well as revenue growth that outpaced increases in salaries and related expenses for our support personnel and practice administration and meetings expenses. The overall decrease in this segment's operating margin reflects an increase in the Enterprise Performance Management and Analytics practice revenue as a percentage of this segment's total revenue, as the recent growth of this practice, which has lower operating margins, outpaced the growth of the legacy Financial Advisory practice.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $49.3 million, from $58.4 million at December 31, 2015, to $9.1 million at September 30, 2016. As of September 30, 2016, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2016	2015
Net cash provided by operating activities	$78,810	$83,237
Net cash used in investing activities	(81,233)	(368,502)
Net cash provided by (used in) financing activities	(47,044)	41,877
Effect of exchange rate changes on cash	133	(22)
Net decrease in cash and cash equivalents	$(49,334)	$(243,410)

Operating Activities
Net cash provided by operating activities totaled $78.8 million for the nine months ended September 30, 2016 and $83.2 million for the same period last year.
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
The decrease in cash provided by operations was primarily attributable to lower net income, a decrease in cash collections from clients, and an increase in accounts payable payments to vendors in the first nine months of 2016 compared to the same prior year period, largely offset by a decrease in the amount paid for annual performance bonuses during the first quarter of 2016 compared to the first quarter of 2015 and the collection of a settlement receivable in the first quarter of 2016.
Investing Activities
Net cash used in investing activities was $81.2 million for the nine months ended September 30, 2016 and $368.5 million for the same period last year.
The use of cash in the first nine months of 2016 primarily consisted of $69.1 million for the purchases of businesses and $9.4 million for purchases of property and equipment.
The use of cash in the first nine months of 2015 primarily consisted of $332.8 million for purchases of businesses, $15.0 million for purchases of property and equipment, and a $15.1 million investment in Shorelight in the form of zero coupon convertible debt instruments.
We estimate that we will use approximately $20.0 million of cash for purchases of property and equipment for full year 2016, primarily consisting of leasehold improvements and information technology-related equipment to support our corporate infrastructure.
Financing Activities
Net cash used in financing activities was $47.0 million for the nine months ended September 30, 2016. During the first nine months of 2016, we had net borrowings of $12.0 million under our credit facility, primarily to fund the acquisitions of HSM and ADI Strategies and our annual performance bonus payment, and we repurchased and retired $55.3 million of our common stock under our Share Repurchase Program, as defined below.
Net cash provided by financing activities was $41.9 million for the nine months ended September 30, 2015. During the first nine months of 2015, we borrowed $272.0 million under our credit facility, including $102.0 million for the Studer Group acquisition, made repayments on our credit facility of $214.5 million, and repurchased and retired $13.5 million of our common stock under our Share Repurchase Program.
Our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $125.0 million of our common stock through October 31, 2016 (the “Share Repurchase Program”). In October 2016, our board of directors authorized an extension of the Share Repurchase Program through October 31, 2017. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. During the nine months ended September 30, 2016, we repurchased and retired 982,192 shares at an average cost of $56.27 per share. In 2015, we repurchased and retired 583,880 shares at an average cost of $59.24 per share. As of September 30, 2016, $35.1 million remains available for share repurchases.
Financing Arrangements
At September 30, 2016, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding and $104.0 million outstanding under our senior secured credit facility, as discussed below.
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
For further information, see Note 8 “Financing Arrangements” within the notes to our consolidated financial statements.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At September 30, 2016, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.08 to 1.00 and a Consolidated Interest Coverage Ratio of 20.89 to 1.00.
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
Borrowings outstanding under the Amended Credit Agreement at September 30, 2016 totaled $104.0 million. These borrowings carried a weighted average interest rate of 2.4%, including the effect of the interest rate swap described in Note 10 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2015 were $92.0 million and carried a weighted average interest rate of 2.4%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2016, we had outstanding letters of credit totaling $4.7 million, which are primarily used as security deposits for our office facilities. As of September 30, 2016, the unused borrowing capacity under the revolving credit facility was $391.3 million.
For further information, see Note 8 “Financing Arrangements” within the notes to the consolidated financial statements.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are four accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the first nine months of 2016.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 “New Accounting Pronouncements” within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $221.9 million as of September 30, 2016, which represents the liability component of the $250.0 million principal balance. The estimated fair value of our Convertible Notes at September 30, 2016 was $252.3 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended September 30, 2016, which was $100.924 per $100 principal amount.

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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At September 30, 2016, we had borrowings outstanding under the credit facility totaling $104.0 million that carried a weighted average interest rate of 2.4%, including the effect of the interest rate swap outstanding described below. A hypothetical 100 basis point change in this interest rate would have a $0.3 million effect on our pretax income including the effect of the interest rate swap described below. At December 31, 2015, our borrowings outstanding under the credit facility totaled $92.0 million and carried a weighted average interest rate of 2.4%, including the effect of the interest rate swaps described below; and were fully hedged against changes in interest rates by our interest rate swaps, which had a notional amount of $92.0 million at December 31, 2015.
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
Including the impact of the above swap agreement, the weighted average interest rate on $74.0 million of our variable-rate debt, which equals the notional amount of the swap agreement in effect at September 30, 2016, was 2.5%.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of September 30, 2016, the fair value of the investment was $32.9 million, with a total cost basis of $27.9 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and our 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2016, we reacquired 6,397 shares of common stock with a weighted average fair market value of $61.34 as a result of such tax withholdings.
Our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $125 million of our common stock through October 31, 2016 (the “Share Repurchase Program”). During the fourth quarter of 2016, our board of directors authorized an extension of the Share Repurchase Program through October 31, 2017. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)
July 1, 2016 - July 31, 2016	2,978	$60.70	—	$35,143,546
August 1, 2016 - August 31, 2016	2,752	$61.47	—	$35,143,546
September 1, 2016 - September 30, 2016	667	$63.65	—	$35,143,546
Total	6,397	$61.34	—

(1)
The number of shares repurchased for each period represents shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.

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

Huron Consulting Group Inc.
(Registrant)

Date:	November 1, 2016	/s/ C. Mark Hussey
C. Mark Hussey
Executive Vice President, Chief Operating Officer and Chief Financial Officer