Form 10-K
period 2016-12-31
Huron Consulting Group Inc.
filed 2017-02-23
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
    (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,290,500,000.
As of February 15, 2017, 21,728,400 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2016

FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Annual Report on Form 10-K that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” or “outlook” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; failure to complete the pending acquisition of Innosight Holdings, LLC or any material delay in the timing of such acquisition; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. "Risk Factors," that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
PART I

ITEM 1.	BUSINESS.
OVERVIEW
Huron is a global professional services firm committed to achieving sustainable results in partnership with clients. We bring a depth of expertise in strategy, operations, advisory services, technology and analytics to drive lasting and measurable results in the healthcare, higher education, life sciences and commercial sectors. Through focus, passion and collaboration, we provide guidance and solutions to support organizations as they contend with the change transforming their industries and businesses.
Huron is headquartered in Chicago, Illinois, with additional locations in the United States in California, Colorado, the District of Columbia, Florida, Georgia, Massachusetts, Michigan, New York, Oregon, Texas, Wisconsin and abroad in Canada and India.
2016 Acquisitions
MyRounding Solutions, LLC
On February 1, 2016, we completed the acquisition of MyRounding Solutions, LLC ("MyRounding"), a Denver, Colorado-based firm specializing in digital health solutions to improve patient care. The MyRounding application is designed to standardize, automate and track rounding activity, allowing nurses and staff to improve the care and experience of patients in real time. MyRounding expands our software and consulting solutions and strengthens our transformation services for healthcare providers. The results of operations of MyRounding have been included in our consolidated financial statements and the results of operations of our Healthcare segment from the date of acquisition.
ADI Strategies, Inc.
On May 1, 2016, we completed the acquisition of the U.S. assets of ADI Strategies, Inc. ("ADI Strategies"), a leading enterprise performance management, risk management and business intelligence firm focused on implementing the Oracle enterprise application suite. The results of operations of ADI Strategies have been included in our consolidated financial statements and the results of operations of our Business Advisory segment from the date of acquisition. We are also in the process of acquiring the international assets of ADI Strategies in Dubai and India, for which we currently expect to sign and close in the first half of 2017.
Healthcare Services Management, Inc.
On August 1, 2016, we completed the acquisition of Healthcare Services Management, Inc. ("HSM Consulting"), a firm specializing in healthcare information technology and management consulting. The results of operations of HSM Consulting have been included in our consolidated financial statements and results of operations of our Healthcare segment from the date of acquisition.

See Note 4 "Acquisitions" within our consolidated financial statements for further information regarding our recent acquisitions.
OUR SERVICES
We provide professional services through three operating segments: Healthcare, Education and Life Sciences, and Business Advisory. For the year ended December 31, 2016, we derived 58%, 25%, and 17% of our revenues from Healthcare, Education and Life Sciences, and Business Advisory, respectively. During 2015, we wound down the businesses within our All Other operating segment, which consisted of our public sector consulting practice and our foreign consulting operations based in the Middle East. We did not generate any revenues from our All Other segment during 2016.
For further financial information on our segment results, see Part II—Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 “Segment Information” within the notes to our consolidated financial statements.
Healthcare
Our Healthcare segment provides advisory services - from strategy setting through implementation - in the areas of organizational and resource alignment, clinical transformation, financial and operational performance, patient and caregiver engagement, and technology implementation and optimization. We serve national and regional hospitals and integrated health systems, academic medical centers, community hospitals and medical groups. Our solutions help clients evolve and adapt to the rapidly changing healthcare environment and achieve growth, optimize performance, enhance profitability, improve quality and clinical outcomes, and drive physician, patient and employee engagement across the enterprise.
This segment’s primary service lines include:

•
Performance Improvement. Our Performance Improvement professionals collaborate with clients to improve operations and enhance performance. We help clients deliver predictable and sustainable revenue streams, improve clinical documentation, increase profitability, optimize clinical performance, improve quality and outcomes, and align staff across the continuum of care. We help clients improve clinical and administrative operations across the provider enterprise through our comprehensive suite of technology-enabled solutions.

•
Advancing Solutions. Our Advancing Solutions professionals provide strategy, advisory and technology services to our clients to improve patient and staff engagement and satisfaction, enable high-performing medical groups, optimize patients' access to care, design and implement clinical and operational technology strategies, and support federal and government-owned provider organizations to drive efficiency and improve clinical care.

Education and Life Sciences
Our Education and Life Sciences segment provides management consulting and technology solutions to the higher education, academic medical center, pharmaceutical and medical device, biotechnology and research industries. We partner with clients to address challenges relating to business and technology strategy, financial management, operational and organizational effectiveness, research administration, and regulatory compliance.
This segment’s primary service lines include:

•
Higher Education. Our Higher Education professionals work with colleges and universities to advance their core missions by solving their most complex strategic, financial, operational, and technology problems. Our institutional strategy, market research, budgeting and financial management, business operations, and student lifecycle management solutions align missions with business priorities, improve quality, and reduce costs institution-wide. Our technology strategy, enterprise applications, and analytic solutions, including Oracle and Workday, transform and optimize operations, deliver time and cost savings, and enhance the student experience. Our research enterprise solutions assist clients in identifying and implementing institutional research strategy, optimizing clinical research operations, improving financial management and cost reimbursement, improving service to faculty, and mitigating risk compliance. Huron is a Platinum level member of the Oracle PartnerNetwork (OPN) and a Workday Services Partner.

•
Life Sciences. Our Life Sciences professionals provide strategic, operational and compliance solutions to help pharmaceutical, medical device, and biotechnology companies deliver more value to patients, payers, and providers and comply with regulations. We advise clients in the areas of corporate and financial strategy, compliance and operations, reimbursement and access strategy, commercial contracting strategy, R&D and product strategy commercial segmentation, fair market value analysis, lifecycle management, litigation and investigations, government pricing and transparency reporting, auditing and monitoring, and overall business process improvement.

Business Advisory
Our Business Advisory segment provides services to middle market and large organizations, not-for-profit organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition as well as creditors, equity owners, and other key constituents.
This segment’s primary service lines include:

•
Enterprise Solutions and Analytics. Our Enterprise Solutions and Analytics professionals deliver technology and analytic solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our expertise in full-service enterprise performance management (EPM), enterprise resource planning (ERP), business intelligence and analytics, customer relationship management (CRM), and data management services helps clients identify and execute on business and technology strategies to drive results and gain a competitive advantage. Huron is a Platinum level member of the Oracle PartnerNetwork (OPN) and a Gold level consulting partner with Salesforce.com.

•
Business Advisory. Our Business Advisory professionals resolve complex business issues and enhances client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. We improve operations or capital structures for businesses performing at less than optimal levels, assess the short-term and long-term prospects of potential acquisition and divestiture opportunities, and provide independent valuation and advisory services to assist clients in making informed decisions for transaction, tax, or litigation purposes. Securities transactions are provided by our registered broker-dealer Huron Transaction Advisory LLC, a member of FINRA.

OUR CLIENTS AND INDUSTRIES
We provide professional services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic and research institutions, Fortune 500 and mid-sized companies, and governmental entities. In 2016, we served over 1,000 clients, including over 400 new clients.
Our clients are in a broad array of industries, including healthcare, education, pharmaceutical and medical device, financial services, energy and utilities, retail, aerospace, automotive, technology, telecommunications, consumer products, governmental, metals and mining, engineering and construction, hospitality and gaming, logistics, and manufacturing.
EMPLOYEES
Our success depends on our ability to attract, retain, and develop highly talented professionals by creating a work environment where both employees and teams thrive and individuals are rewarded not only for their own contributions but also for the success of our organization. To accomplish these goals and recognize high performance, we have developed comprehensive employee programs incorporating training and development opportunities, competitive compensation, performance management, benefits, and wellness, as well as corporate social responsibility, facilitated through our Huron Helping Hands program and the diversity and inclusion council.
Our employee population is divided into two groups: client-serving and support. As of December 31, 2016, we had 2,818 full-time employees, including 129 client-serving managing directors. Our client-serving employees serve as critical business advisors collaborating with clients to help solve their most complex business problems. Our managing directors are the key drivers of growth in our business, generating new revenue streams from existing and new clients. They help enhance our market reputation by partnering with clients as advisors and engagement team leaders. Internally, they create our intellectual capital, develop our people, and foster our culture. Our senior directors, directors, and managers manage day-to-day client relationships and oversee the delivery and quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses, and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. Our support employees include our senior management team as well as professionals who provide sales support, methodology creation, software development, and corporate functions consisting of our facilities, finance and accounting, human resources, information technology, legal, and marketing teams. These employees provide strategic direction and support that enables the success of our client-serving employees. At December 31, 2016, our support team was led by 23 managing directors, executives, and corporate vice presidents.
In addition to our full-time client-serving employees, we engage contractors on an as-needed basis to provide highly unique skill sets that are not required to be staffed on a full-time basis.
Supporting our professionals' career progression is critical to our employee retention and engagement. Our learning and organizational effectiveness team facilitates structured orientation and training curriculum for new campus hires and experienced employees to help develop and integrate them more effectively into the Company. Leadership professional development programs are offered to recently promoted employees to support their transition to and success in a new role with broader responsibility. In addition to these milestone programs, we offer a variety of leadership development programs for those we deem capable of taking on broader roles in the organization at the senior director and managing director level. We also provide a variety of continuing education opportunities to all of our employees, including formal classroom environments, on-line courses, and webinars to further develop employees’ technical knowledge, skill sets and ability to work collaboratively and coach others. We encourage our employees to enhance their professional skills through outside courses that certify their technical skills and to pursue certain advanced degrees. Employees are assigned internal performance coaches to help them establish expectations that are reviewed quarterly, including identifying opportunities for professional development, formal training, and technical skill certifications.
Our compensation philosophy focuses on rewarding and retaining our high performing employees. To accomplish this, we offer employees a competitive base salary, performance incentives, and benefits.
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
Managing directors’ individual compensation levels, including base salary and target incentive awards, are set to align with the value of their expected contributions to the organization. As the key drivers of the organization’s success, their compensation is designed to include equity awards as a core component. The use of equity is intended to encourage retention, align the interests of our managing directors with shareholders, and help build wealth over a managing director's career at Huron through annual grants as well as stock price appreciation.
Our benefit and wellness programs are designed to be both comprehensive and tailored to our employee population. Our paid time off policy allows for flexibility and our travel reward program recognizes the significant travel commitment of our workforce. Our wellness benefits are aimed at supporting our employees in maintaining a healthy lifestyle which is beneficial to the employee and the Company, given the demanding nature of the work. Through these unique benefits, as well as our health and welfare plans, retirement benefits, stock purchase plan, and other standard benefit programs, we provide a core sense of security to our employees.
Our corporate social responsibility efforts are designed to support an individual’s charitable interests while also providing a venue for our employees to come together to make an impact in the communities in which we live and work. In addition, the diversity and inclusion council supports the needs of our growing employee population through employee resource groups that provide corporate-wide educational opportunities, build awareness, celebrate our differences, develop mentoring relationships, and ensure we are fostering a welcoming and nurturing environment for all employees.
BUSINESS DEVELOPMENT AND MARKETING
Our business development and marketing activities are aimed at cultivating relationships, driving demand, generating leads, and building a strong brand reputation with hospital, health system, and university administrators; offices of the C-suite; and senior level influencers and decision makers of middle market and large corporate organizations. We believe excellent service delivery to clients is critical to building and maintaining relationships and our brand reputation, and we emphasize the importance of client service to all of our employees.
Currently, we generate most of our new business opportunities through the combination of relationships our managing directors have with individuals working in hospitals and health systems, academic and research institutions, and corporations, and marketing lead generation activities. We also view cross-selling as a key component in building our business. Often, the client relationship of a managing director in one area of our business leads to opportunities in another area. All of our managing directors understand their roles in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities and frequently receive referrals and repeat business from past and current clients. In addition, to complement the business development efforts of our managing directors, we have dedicated business development professionals who are focused exclusively on developing client relationships and generating new business.
COMPETITION
The professional services industry is extremely competitive, highly fragmented, and constantly evolving. The industry includes a large number of participants with a variety of skills and industry expertise, including other strategy, business operations, technology, and financial consulting firms; general management consulting firms; the consulting practices of major accounting firms; technical and economic advisory firms; regional and specialty consulting firms; and the internal professional resources of organizations. We compete with a large number of service and technology providers in all of our segments. Our competitors vary, depending on the particular practice area, and we expect to continue to face competition from new market entrants.

We believe the principal competitive factors in our market include reputation, the ability to attract and retain top talent, and the capacity to manage engagements effectively to drive high value to clients. There is also competition on price, although to a lesser extent due to the criticality of the issues that many of our services address. Some competitors have a greater geographic footprint, broader international presence, and more resources than we do, but we believe our reputation and ability to deliver high-value, quality service and measurable results to our clients across a balanced portfolio of services and attract and retain employees with broad capabilities and deep industry expertise enable us to compete favorably in the professional services marketplace.
AVAILABLE INFORMATION
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the investor relations page of our website, www.huronconsultinggroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The content posted on our website is not incorporated by reference into this report or any other reports filed with, or furnished to, the SEC. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

All of our acquisitions have been accounted for as purchases, some of which involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles, we do not amortize goodwill or intangible assets acquired in a business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book a non-cash impairment charge in our statement of earnings. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our amortization charges in future periods.
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
Our goodwill and other intangible assets represent a substantial amount of our total assets, and we may be required to recognize a non-cash impairment charge for these assets if the performance of one or more of our reporting units falls below our expectations.
Our total assets reflect a substantial amount of intangible assets, primarily goodwill. At December 31, 2016, goodwill and other intangible assets totaled $881.2 million, or 76%, of our total assets. The goodwill results from our acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. If future operating performance at one or more of our reporting units were to fall below current expectations, we could be required to recognize a non-cash charge to earnings for goodwill or other intangible asset impairment.
Over the past twelve months, our Healthcare segment has experienced four consecutive quarters of declining revenues, with fourth quarter 2016 revenues being the lowest since the first quarter of 2015. This decline is primarily driven by softness in our revenue cycle and cost and clinical solutions. This softness is attributable to decreased demand for our services, the winding down of some of our larger projects and a trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, as well as workforce reductions to better align resources with market demand. As of November 30, 2016, based on the results of the first step of the Healthcare goodwill impairment analysis, the reporting unit's fair value exceeded its carrying value by 11%. In the event that the financial performance of the Healthcare segment does not meet our expectations during 2017, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.
Our Enterprise Solutions and Analytics reporting unit was established with the acquisition of Blue Stone International, LLC in 2013. Since that time, we have completed four additional business acquisitions, most recently the acquisition of ADI Strategies in May 2016. We record the assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, at their estimated fair values as of the acquisition date, and goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net asset acquired. Therefore, the initial accounting for an acquisition results in its fair value equaling its carrying value. As of November 30, 2016, based on the results of the first step of the Enterprise Solutions and Analytics goodwill impairment analysis, the reporting unit’s fair value exceeded its carrying value by 11%. While the Enterprise Solutions and Analytics reporting unit’s 2016 revenue growth was in line with our expectations, and we expect revenue to continue to grow in 2017, due to this reporting unit’s relatively low headroom, in the event that the financial performance of the reporting unit does not meet our expectations during 2017, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.
Refer to “Critical Accounting Policies” within Part II - Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for further discussion of business combinations, goodwill, intangible assets, and impairment tests performed in 2016.
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
We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets, or regulatory and business environment could have on our operations.
If we are unable to manage fluctuations in our business successfully, we may not be able to sustain profitability.
We have grown significantly since we commenced operations and have increased the number of our full-time professionals from 249 in 2002 to 2,818 as of December 31, 2016. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures, and controls and will continue to do so in the near future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which could increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.
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
Fee discounts, pressure to not increase or even decrease our rates, and less advantageous contract terms could result in the loss of clients, lower revenues and operating income, higher costs, and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations.
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
We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually-defined goals. The achievement of these contractually-defined goals may be subject to acknowledgment by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. The percentage of our revenues derived from performance-based fees for the years ended December 31, 2016, 2015, and 2014, was 8.9%, 8.7%, and 17.2%, respectively. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.
When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2016, 2015, and 2014, fixed-fee engagements represented 47.4%, 58.0%, and 50.3% of our revenues, respectively.
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

Adverse changes to our relationships with key third-party vendors, or in the business of our key third-party vendors, could unfavorably impact our business.
A portion of our services and solutions depend on technology or software provided by third-party vendors. Some of these third-party vendors refer potential clients to us, and others require that we obtain their permission prior to accessing their software while performing services for our clients. These third-party vendors could terminate their relationship with us without cause and with little or no notice, which could limit our service offerings and harm our financial condition and operating results. In addition, if a third-party vendor’s business changes or is reduced, that could adversely affect our business. Moreover, if third-party technology or software that is important to our business does not continue to be available or utilized within the marketplace, or if the services that we provide to clients is no longer relevant in the marketplace, our business may be unfavorably impacted.
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
At December 31, 2016, we had outstanding indebtedness of $250 million principal amount of our 1.25% convertible senior notes due October 1, 2019, and $68 million on our revolving line of credit that becomes due and payable in full upon maturity on March 31, 2020. Our ability to make scheduled payments of the principal, to pay interest, to make payments upon conversion, or to refinance our indebtedness, depends on our future performance. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our current indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.
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
Under GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as our convertible notes, in a manner that reflects a company’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as an original issue discount for purposes of accounting for the debt component of the notes and that original issue discount is amortized into interest expense over the term of the notes using an effective yield method. As a result, over the term of our convertible notes, we will initially be required to record a greater amount of non-cash interest expense. Accordingly, we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and our convertible notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock, and the trading price of our convertible notes.
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
We believe that establishing, maintaining, and enhancing the “Huron Consulting Group” name and "Huron" brand is important to our business. We are, however, aware of a number of other companies that use names containing “Huron.” There could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have trade name or service mark rights that are senior to ours. If another company were to successfully challenge our right to use our name, or if we were unable to prevent a competitor from using a name that is similar to our name, our ability to build brand identity could be negatively impacted.
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
We derive a significant portion of our revenue from clients in the healthcare industry. As a result, our financial condition and results of operations could be adversely affected by conditions affecting the healthcare industry generally and hospitals and health systems particularly. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Uncertainty in any of these areas could cause our clients to delay or postpone decisions to use our services. Existing and new federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us or our clients to incur additional costs, and could restrict our or our clients’ operations. Many healthcare laws are complex and their application to us, our clients, or the specific services and relationships we have with our clients are not always clear. In addition, federal and state legislatures have periodically introduced programs to reform or amend the U.S. healthcare system at both the federal and state level, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Due to the significant implementation issues arising under these laws, it is unclear what long-term effects they will have on the healthcare industry and in turn on our business, financial condition, and results of operations. Our failure to accurately anticipate the application of new laws and regulations, or our failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business.
There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of healthcare organizations, such as reimbursement policies for healthcare expenses, federal and state budgetary considerations, consolidation in the healthcare industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications of our products and services (which would require additional time and investment) or we could suffer reductions in demand for our products and services as a result of changes in regulations affecting the healthcare industry, such as changes in the way that healthcare organizations are paid for their services (e.g., based on patient outcomes instead of services provided). Furthermore, as a result of the 2016 election and the new presidential administration, there is an increased uncertainty surrounding the future of the Affordable Care Act and the regulation of the healthcare industry, and therefore healthcare organizations may wait to buy services such as ours until the regulatory environment is more certain.
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
As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our 10 largest clients accounted for approximately 28.8%, 29.9%, and 31.5% of our revenues for the years ended December 31, 2016, 2015, and 2014, respectively. No single client accounted for more than 10% of our revenues in 2016, 2015, or 2014. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts. The volume of work performed for any particular client is likely to vary from year to year, and a major client in one fiscal period may not require or may decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.

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
We provide services in connection with bankruptcy and other proceedings that usually involve sensitive client information and frequently are adversarial. In connection with bankruptcy proceedings, we are required by law to be "disinterested" and may not be able to provide multiple services to a particular client. In addition, our engagement agreement with a client or other business reasons may preclude us from accepting engagements from time to time with the client's competitors or adversaries. Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new engagements as a result of conflicts of interest. If we are unable to accept new engagements for any reason, our consultants may become underutilized, which would adversely affect our revenues and results of operations in future periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
As of December 31, 2016, our principal executive offices in Chicago, Illinois, consisted of approximately 140,000 square feet of office space, under a lease expiring September 2024. We have one five-year renewal option that will allow us to continue to occupy this office space until September 2029. This facility accommodates our executive team and corporate departments, as well as professionals in each of our practices. Additionally, we occupy leased facilities for our other domestic and international offices, including those located in the following cities: Atlanta, Georgia; Boston, Massachusetts; Buffalo, New York; Dallas, Texas; Denver, Colorado; Houston, Texas; Madison, Wisconsin; New York City, New York; Pensacola, Florida; Portland, Oregon; San Diego, California; Washington, D.C.; Bangalore, India; and Toronto, Canada. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.	LEGAL PROCEEDINGS.
The information required by this Item is incorporated by reference from Note 17 "Commitments, Contingencies and Guarantees" included in Part II, Item 8 of this Form 10-K.
From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

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

	High	Low
2015
First Quarter	$78.89	$62.29
Second Quarter	$71.92	$58.13
Third Quarter	$78.13	$61.37
Fourth Quarter	$65.03	$43.35
2016
First Quarter	$60.00	$46.00
Second Quarter	$62.34	$54.14
Third Quarter	$65.00	$57.23
Fourth Quarter	$60.64	$41.20
Holders
As of February 15, 2017, there were 655 registered holders of record of Huron’s common stock. A number of the Company’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2016, we reacquired 2,223 shares of common stock with a weighted average fair market value of $51.99 as a result of such tax withholdings.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase our common stock (the "Share Repurchase Program"). The Share Repurchase Program allows us to repurchase up to $125 million of our common stock and expires on October 31, 2017. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements.

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1, 2016 – October 31, 2016	66	$59.76	—	$35,143,546
November 1, 2016 – November 30, 2016	7	$56.05	—	$35,143,546
December 1, 2016 – December 31, 2016	2,150	$51.73	—	$35,143,546
Total	2,223	$51.99	—

(1)
The number of shares purchased for each period represents shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.

(2)	As of the end of the period.

ITEM 6.	SELECTED FINANCIAL DATA.
We have derived the following selected consolidated financial data as of and for the years ended December 31, 2012 through 2016 from our consolidated financial statements. The following data reflects the business acquisitions that we have completed through December 31, 2016. The results of operations for acquired businesses have been included in our results of operations since the date of their acquisitions. See Note 4 "Acquisitions" within the notes to our consolidated financial statements for additional information regarding our acquisitions. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Earnings (in thousands, except per share data):	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues and reimbursable expenses:
Revenues	$726,272	$699,010	$627,686	$538,128	$441,043
Reimbursable expenses	71,712	70,013	73,847	64,623	52,354
Total revenues and reimbursable expenses	797,984	769,023	701,533	602,751	493,397
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	437,556	401,915	384,277	323,398	261,092
Amortization of intangible assets and software development costs	15,140	16,788	4,590	2,660	3,635
Reimbursable expenses	71,749	69,932	73,855	64,665	52,360
Total direct costs and reimbursable expenses	524,445	488,635	462,722	390,723	317,087
Operating expenses and other operating gains:
Selling, general and administrative expenses	160,204	157,902	132,799	116,976	107,616
Restructuring charges	9,592	3,329	2,811	305	3,047
Restatement related expenses	—	—	—	—	1,785
Litigation and other (gains) losses, net	(1,990)	(9,476)	(590)	(5,875)	1,150
Depreciation and amortization (1)	31,499	25,135	15,451	10,723	10,650
Goodwill impairment charge	—	—	—	—	13,083
Total operating expenses and other operating gains	199,305	176,890	150,471	122,129	137,331
Operating income	74,234	103,498	88,340	89,899	38,979
Other income (expense), net:
Interest expense, net of interest income	(16,274)	(18,136)	(8,679)	(6,475)	(8,142)
Other income (expense), net	1,197	(1,797)	400	353	425
Total other expense, net	(15,077)	(19,933)	(8,279)	(6,122)	(7,717)
Income from continuing operations before income tax expense	59,157	83,565	80,061	83,777	31,262
Income tax expense	19,677	21,670	33,059	32,200	14,211
Net income from continuing operations	39,480	61,895	47,002	51,577	17,051
Income (loss) from discontinued operations, net of tax	(1,863)	(2,843)	32,049	14,856	19,377
Net income	$37,617	$59,052	$79,051	$66,433	$36,428

Consolidated Statements of Earnings (in thousands, except per share data):	Year Ended December 31,
	2016	2015	2014	2013	2012
Net earnings per basic share:
Net income from continuing operations	$1.87	$2.80	$2.10	$2.31	$0.78
Income (loss) from discontinued operations, net of tax	(0.09)	(0.13)	1.42	0.67	0.88
Net income	$1.78	$2.67	$3.52	$2.98	$1.66
Net earnings per diluted share:
Net income from continuing operations	$1.84	$2.74	$2.05	$2.26	$0.77
Income (loss) from discontinued operations, net of tax	(0.08)	(0.13)	$1.40	$0.66	$0.86
Net income	$1.76	$2.61	$3.45	$2.92	$1.63
Weighted average shares used in calculating net earnings per share:
Basic	21,084	22,136	22,431	22,322	21,905
Diluted	21,424	22,600	22,925	22,777	22,285

Consolidated Balance Sheet Data (in thousands):	As of December 31,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$17,027	$58,437	$256,872	$58,131	$25,162
Working capital (2)	$44,314	$96,966	$307,978	$98,394	$82,889
Total assets (2)	$1,153,215	$1,159,543	$1,148,475	$883,223	$785,226
Long-term debt (2)(3)	$292,065	$307,376	$320,413	$141,421	$189,826
Total stockholders’ equity (4)	$648,033	$652,325	$600,634	$530,264	$445,321

(1)
Intangible asset amortization relating to customer contracts, certain client relationships, and software and amortization of software development costs are presented as a component of total direct costs. Depreciation and intangible assets amortization not classified as direct costs are presented as a component of operating expenses.

(2)
In the first quarter of 2016, we adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As required by ASU 2015-03, we applied its provisions retrospectively for all fiscal years presented. See Note 2 "Summary of Significant Accounting Policies" within the notes to our consolidated financial statements for additional information.

(3)	Consists of bank borrowings, convertible senior notes, and capital lease obligations, net of current portions, debt discounts, and certain debt issuance costs.

(4)
We have not declared or paid dividends on our common stock in the periods presented above. See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends."

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the information under Part II—Item 6. "Selected Financial Data," and our Consolidated Financial Statements and related notes appearing under Part II—Item 8. "Financial Statements and Supplementary Data." The following MD&A contains forward-looking statements and involves numerous risks and uncertainties, including, without limitation, those described under Part I—Item 1A. "Risk Factors" and "Forward-Looking Statements" of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global professional services firm committed to achieving sustainable results in partnership with clients. We bring a depth of expertise in strategy, operations, advisory services, technology and analytics to drive lasting and measurable results in the healthcare, higher education, life sciences and commercial sectors. Through focus, passion and collaboration, we provide guidance and services to support organizations as they contend with the change transforming their industries and businesses.
We provide our services and manage our business under four operating segments: Healthcare, Education and Life Sciences, Business Advisory, and All Other. See Part I—Item 1. "Business—Overview—Our Services” and Note 18 “Segment Information” within the notes to our consolidated financial statements for a discussion of our four segments.

How We Generate Revenues
A large portion of our revenues is generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, some of whom work variable schedules as needed by our clients. Full-time equivalent professionals consist of our cultural transformation consultants from our Studer Group solution, which include coaches and their support staff, specialized finance and operational consultants, and our employees who provide software support and maintenance services to our clients. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.
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
We generate our revenues from providing professional services under four types of billing arrangements: fixed-fee (including software license revenue), time-and-expense, performance-based, and software support and maintenance and subscriptions.
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
Fixed-fee engagements represented 47.4%, 58.0%, and 50.3% of our revenues for the years ended December 31, 2016, 2015, and 2014, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 38.7%, 28.7%, and 28.3% of our revenues in 2016, 2015, and 2014, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 8.9%, 8.7%, and 17.2% of our revenues in 2016, 2015, and 2014, respectively. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support and maintenance and subscription-based revenues are recognized ratably over the support or subscription period, which ranges from one to three years. These fees are billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription-based revenues represented 5.0%, 4.6%, and 4.2% of our revenues in 2016, 2015, and 2014, respectively.

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
Reimbursable expenses
Reimbursable expenses that are billed to clients, primarily relating to travel and out-of-pocket expenses incurred in connection with engagements, are included in total revenues and reimbursable expenses, and typically an equivalent amount of these expenses are included in total direct costs and reimbursable expenses. Reimbursable expenses also include subcontractors who are billed to our clients at cost. When billings do not specifically identify reimbursable expenses, we allocate the portion of the billings equivalent to these expenses to reimbursable expenses. We manage our business on the basis of revenues before reimbursable expenses, which we believe is the most accurate reflection of our services because it eliminates the effect of reimbursable expenses that we bill to our clients at cost.
Total direct costs
Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include salaries, performance bonuses, payroll taxes, and benefits for revenue-generating professionals, as well as technology costs, product and event costs, and fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and performance-based share awards granted to our revenue-generating professionals. Compensation expense for restricted stock awards and performance-based share awards is recognized ratably using either the straight-line attribution method or the graded vesting attribution method, as appropriate, over the requisite service period, which is generally three to four years. Total direct costs also include amortization of intangible assets, primarily relating to customer contracts, certain customer relationships, and technology and software acquired in business combinations, and internally developed software costs.
Operating expenses and other operating gains
Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes, benefits, and share-based compensation for our support personnel. Also included in operating expenses are sales and marketing related expenses, rent and other office related expenses, professional fees, recruiting and training expenses, restructuring charges, and litigation and other gains and losses. Other operating expenses include depreciation and certain amortization expenses not included in total direct costs.
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

	Year Ended December 31,
	2016	2015	2014
Segment and Consolidated Operating Results (in thousands):
Healthcare:
Revenues	$424,912	$446,887	$415,803
Operating income	$147,903	$169,560	$159,015
Segment operating income as a percentage of segment revenues	34.8%	37.9%	38.2%
Education and Life Sciences:
Revenues	$178,978	$167,933	$145,962
Operating income	$43,233	$44,216	$36,131
Segment operating income as a percentage of segment revenues	24.2%	26.3%	24.8%
Business Advisory:
Revenues	$122,382	$82,968	$62,840
Operating income	$24,459	$19,263	$14,035
Segment operating income as a percentage of segment revenues	20.0%	23.2%	22.3%
All Other:
Revenues	$—	$1,222	$3,081
Operating loss	$—	$(1,718)	$(2,466)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M
Total Company:
Revenues	$726,272	$699,010	$627,686
Reimbursable expenses	71,712	70,013	73,847
Total revenues and reimbursable expenses	$797,984	$769,023	$701,533
Statements of Earnings reconciliation:
Segment operating income	$215,595	$231,321	$206,715
Items not allocated at the segment level:
Other operating expenses	111,852	112,164	103,514
Litigation and other gains, net	(1,990)	(9,476)	(590)
Depreciation and amortization expense	31,499	25,135	15,451
Total operating income	$74,234	$103,498	$88,340
Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (1):
Healthcare	888	1,037	1,099
Education and Life Sciences	544	478	418
Business Advisory	471	306	205
Total	1,903	1,821	1,722
Average number of full-time billable consultants (for the period) (1):
Healthcare	998	1,085	1,070
Education and Life Sciences	514	442	417
Business Advisory	409	243	180
Total	1,921	1,770	1,667
Full-time billable consultant utilization rate (2):
Healthcare	77.1%	77.9%	78.3%
Education and Life Sciences	69.8%	75.5%	71.3%
Business Advisory	74.5%	75.0%	68.0%
Total	74.6%	76.9%	75.4%
Full-time billable consultant average billing rate per hour (3):
Healthcare	$210	$217	$248
Education and Life Sciences	$229	$231	$219
Business Advisory (4)	$194	$228	$255
Total	$212	$222	$242

	Year Ended December 31,
	2016	2015	2014
Other Operating Data (continued):
Revenue per full-time billable consultant (in thousands):
Healthcare	$300	$313	$363
Education and Life Sciences	$303	$325	$292
Business Advisory	$280	$328	$330
Total	$297	$318	$341
Average number of full-time equivalents (for the period) (5):
Healthcare	203	179	60
Education and Life Sciences	41	43	43
Business Advisory	17	8	9
Total	261	230	112
Revenue per full-time equivalent (in thousands):
Healthcare	$614	$604	$461
Education and Life Sciences	$564	$574	$558
Business Advisory	$456	$408	$390
Total	$596	$591	$493

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

(4)
The Business Advisory segment includes our India Enterprise Solutions and Analytics practice, formerly known as Rittman Mead Consulting Private Limited ("Rittman Mead India"), a business that we acquired in July 2015. The average billing rate per hour for this practice is lower than our overall average billing rate per hour for the Business Advisory segment. Absent the impact of our India Enterprise Solutions and Analytics practice, the average billing rate per hour for Business Advisory for the year ended December 31, 2016 and 2015 would have been $225 and $256, respectively.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Revenues	$726,272	$699,010	$627,686
Net income from continuing operations	$39,480	$61,895	$47,002
Add back:
Income tax expense	19,677	21,670	33,059
Interest and other expenses	15,077	19,933	8,279
Depreciation and amortization	46,639	41,923	20,041
Earnings before interest, taxes, depreciation and amortization (EBITDA)	120,873	145,421	108,381
Add back:
Restructuring charges	9,592	3,329	2,811
Litigation and other gains, net	(1,990)	(9,476)	(590)
Adjusted EBITDA	$128,475	$139,274	$110,602
Adjusted EBITDA as a percentage of revenues	17.7%	19.9%	17.6%

	Year Ended December 31,
	2016	2015	2014
Net income from continuing operations	$39,480	$61,895	$47,002
Weighted average shares—diluted	21,424	22,600	22,925
Diluted earnings per share from continuing operations	$1.84	$2.74	$2.05
Add back:
Amortization of intangible assets	33,108	28,696	8,896
Restructuring charges	9,592	3,329	2,811
Litigation and other gains, net	(1,990)	(9,476)	(590)
Non-cash interest on convertible notes	7,488	7,141	2,139
Tax effect	(18,942)	(11,698)	(5,302)
Net tax (benefit) expense related to “check-the-box” elections	—	(12,336)	1,161
Total adjustments, net of tax	29,256	5,656	9,115
Adjusted net income from continuing operations	$68,736	$67,551	$56,117
Adjusted diluted earnings per share from continuing operations	$3.21	$2.99	$2.45
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
Litigation and other gains, net: We have excluded the effects of the net remeasurement gains and losses related to contingent acquisition liabilities recorded in 2016, 2015, and 2014 and the litigation gain recorded in 2015 to permit comparability with periods that were not impacted by these items.
Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from the calculation of adjusted net income from continuing operations presented above. Amortization of intangibles is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.
Non-cash interest on convertible notes: We incur non-cash interest expense relating to the implied value of the equity conversion component of our $250 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”) that we issued in September 2014. The value of the equity conversion component is treated as a debt discount and amortized to interest expense over the life of the Convertible Notes using the effective interest rate method. We exclude this non-cash interest expense that does not represent cash interest payments from the calculation of adjusted net income from continuing operations as management believes that this non-cash expense is not indicative of the ongoing performance of our business.
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
Income tax expense, Interest and other expenses, Depreciation and amortization: We have excluded the effects of interest and other expenses, income tax expense, and depreciation and amortization in the calculation of EBITDA as these are customary exclusions as defined by the calculation of EBITDA to arrive at meaningful earnings from core operations excluding the effect of such items.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Revenues increased $27.3 million, or 3.9%, to $726.3 million for the year ended December 31, 2016, from $699.0 million for the year ended December 31, 2015. Revenues for 2016 included $34.5 million from our acquisitions of MyRounding, ADI Strategies, and HSM Consulting, all of which were completed during 2016, and $19.3 million of incremental revenues due to the full year impact in 2016 of our acquisitions of Studer Group, which was completed mid-first quarter 2015, Rittman Mead India, which was completed at the beginning of the third quarter of 2015, and Cloud62, Inc. ("Cloud62"), which was completed at the beginning of the fourth quarter of 2015.
Of the overall $27.3 million increase in revenues, $20.6 million was attributable to our full-time equivalents and $6.7 million was attributable to our full-time billable consultants.
The increase in full-time equivalent revenues was primarily attributable to the full year impact of our acquisition of Studer Group, as well as overall growth of the Studer Group practice, and increased use of contractors and subscription revenue in the Business Advisory segment, largely due to our acquisition of ADI Strategies, and reflected an increase in the average number of full-time equivalents.
The increase in full-time billable consultant revenues was driven by an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate. As discussed below in Segment Results, this increase in revenue reflected our acquisitions and strengthened demand for our services in the Education and Life Sciences and Business Advisory segments. These increases to revenue were partially offset by lower revenues from full-time billable consultants in our Healthcare segment, which was largely driven by decreases in revenue in our revenue cycle and cost and clinical solutions.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $34.0 million, or 8.1%, to $452.7 million for the year ended December 31, 2016 from $418.7 million for the year ended December 31, 2015. The overall $34.0 million increase in direct costs primarily related to a $36.7 million increase in salaries and related expenses for our revenue-generating professionals, which was primarily driven by increased headcount from acquisitions and our ongoing cloud-based ERP investment, and a $1.6 million increase in technology expenses, partially offset by a $2.6 million decrease in share-based compensation expense for our revenue-generating professionals and a $1.7 million decrease in intangible asset amortization expense. As a percentage of revenues, our total direct costs increased to 62.3% during 2016 compared to 59.9% during 2015, primarily due to the items described above.
Total direct costs for the year ended December 31, 2016 included $15.1 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $16.8 million of amortization expense in 2015. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Operating Gains
Selling, general and administrative expenses increased $2.3 million, or 1.5%, to $160.2 million for the year ended December 31, 2016, compared to $157.9 million for the year ended December 31, 2015. This overall increase was primarily related to a $4.8 million increase in salaries and related expenses for our support personnel and a $1.3 million increase in share-based compensation expense for our support personnel, partially offset by a $1.4 million decrease in facilities and other office related expenses, a $1.1 million decrease in recruiting expenses, a $0.5 million decrease in severance expense, and a $0.8 million decrease in performance bonus expense for our support personnel. As a percentage of revenues, selling, general and administrative expenses decreased to 22.1% during 2016 compared to 22.6% during 2015, primarily due to the items described above.

Restructuring charges for the year ended December 31, 2016 totaled $9.6 million, compared to $3.3 million for the year ended December 31, 2015. The charges in 2016 primarily consisted of $7.3 million related to workforce reductions to better align our resources with market demand, $1.5 million related to updated lease accrual assumptions, primarily for our Washington, D.C. space vacated in the fourth quarter of 2014, and $0.3 million related to the wind down of our foreign operations based in the Middle East. Of the overall $9.6 million charge for 2016, $5.8 million related to our Healthcare segment, $3.2 million related to our corporate operations primarily to adjust our infrastructure to align with our Legal divestiture, and $0.6 million related to our Business Advisory segment. The charges in 2015 consisted of $2.8 million related to workforce reductions to better align our resources with market demand and $0.5 million related to office exit costs primarily related to updated assumptions for the lease accrual of the Washington, D.C. space vacated in the fourth quarter of 2014. Of the overall $3.3 million pretax charge for 2015, $1.2 million related to our Huron Healthcare segment, $1.1 million related to our All Other segment as we wound down our public sector consulting practice and our foreign consulting operations based in the Middle East, and $1.0 million related to our corporate operations. See Note 10 “Restructuring Charges” within the notes to our consolidated financial statements for further discussion of our restructuring expenses.
Litigation and other gains, net totaled $2.0 million for the year ended December 31, 2016, compared to $9.5 million for the year ended December 31, 2015. The total gain of $2.0 million in 2016 represented net remeasurement gains related to changes in the fair value of contingent consideration liabilities incurred in connection with business acquisitions. The total gain of $9.5 million in 2015 consisted of a $9.2 million net gain from litigation settlements and a $0.3 million remeasurement gain related to a decrease in the fair value of a contingent consideration liability incurred in connection with a business acquisition. During the fourth quarter of 2015, we settled two lawsuits brought by Huron, resulting in a gain of $10.0 million being recorded. We collected the $10.0 million in January 2016. During the second quarter of 2015, we recorded a net litigation accrual of $0.8 million related to the settlement of a legal claim.
Depreciation and amortization expense increased $6.4 million, or 25.3%, to $31.5 million for the year ended December 31, 2016, from $25.1 million for the year ended December 31, 2015. The increase was primarily attributable to amortization expense for intangible assets acquired in the Studer Group acquisition, as well as amortization expense for intangible assets acquired in the Cloud62, ADI Strategies, and HSM Consulting acquisitions. Intangible asset amortization included within operating expenses primarily relates to customer relationships, non-competition agreements, and trade names acquired in connection with our business acquisitions.
Operating Income
Operating income decreased $29.3 million, or 28.3%, to $74.2 million for the year ended December 31, 2016, from $103.5 million for the year ended December 31, 2015. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 10.2% in 2016 compared to 14.8% in 2015. The decrease in operating margin was primarily attributable to the increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, the decrease in litigation and other gains, net, and the increase in restructuring charges as a percentage of revenues, partially offset by the decrease in share-based compensation expense for our revenue-generating professionals in 2016 compared to 2015.
Other Expense, Net
Total other expense, net decreased $4.9 million to $15.1 million for the year ended December 31, 2016, from $19.9 million for the year ended December 31, 2015. The decrease was primarily attributable to a $1.9 million decrease in interest expense, net, a $1.7 million decrease in foreign currency transaction losses, and a $1.2 million gain during 2016 from an increase in the market value of our investments that are used to fund our deferred compensation liability compared to a $0.2 million loss during 2015. The decrease in interest expense was due to lower levels of borrowings under our credit facility during 2016 compared to 2015.
Income Tax Expense
For the year ended December 31, 2016, our effective tax rate was 33.3% as we recognized income tax expense from continuing operations of $19.7 million on income from continuing operations of $59.2 million. For the year ended December 31, 2015, our effective tax rate was 25.9% as we recognized income tax expense from continuing operations of $21.7 million on income from continuing operations of $83.6 million. Our effective tax rate for 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to valuation allowance reductions, certain credits and deductions, non-taxable income, and a discrete tax benefit related to share-based compensation, partially offset by non-deductible business expenses. In 2016, we released certain valuation allowances primarily related to foreign tax credits, as we expect to have sufficient foreign source income to utilize these credits before their expiration. Our effective tax rate for 2015 was lower than the statutory rate, inclusive of state income taxes, primarily due to the impact of a tax election made in the fourth quarter of 2015 to classify two of our wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we realized an income tax benefit of $13.0 million, of which $0.7 million is unrecognized, resulting in a net recognized tax benefit of $12.3 million. See Note 16 "Income Taxes" within the notes to our consolidated financial statements for additional information related to our income tax expense.

Net Income from Continuing Operations
Net income from continuing operations was $39.5 million for the year ended December 31, 2016, compared to $61.9 million for the year ended December 31, 2015. The $22.4 million decrease in net income from continuing operations was primarily due to the decrease in operating income, partially offset by the decrease in other expense, net, as discussed above. As a result of the decrease in net income from continuing operations, partially offset by the reduction in diluted shares outstanding due to the share repurchases in the fourth quarter of 2015 and first quarter of 2016, diluted earnings per share from continuing operations for the year ended December 31, 2016 was $1.84 compared to $2.74 for 2015.
Discontinued Operations
Net loss from discontinued operations for the year ended December 31, 2016 was $1.9 million and primarily related to obligations for former employees, legal fees, and updated lease assumptions for vacated office space directly related to the sale of the Legal segment. Net loss from discontinued operations for the year ended December 31, 2015 was $2.8 million. See Note 3 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA decreased $24.5 million, or 16.9%, to $120.9 million for the year ended December 31, 2016, from $145.4 million for the year ended December 31, 2015. Adjusted EBITDA decreased $10.8 million, or 7.8%, to $128.5 million in 2016 from $139.3 million in 2015. The decrease in EBITDA was primarily due to the decrease in segment operating income, as discussed below in Segment Results, and the decrease in litigation and other gains. The decrease in Adjusted EBITDA was primarily due to the decrease in segment operating income, exclusive of restructuring charges.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $1.2 million, or 1.8%, to $68.7 million for the year ended December 31, 2016, compared to $67.6 million for the year ended December 31, 2015. As a result of the increase in adjusted net income from continuing operations, coupled with the reduction in diluted shares outstanding due to the share repurchases in the fourth quarter of 2015 and first quarter of 2016, adjusted diluted earnings per share from continuing operations for 2016 was $3.21, compared to $2.99 for 2015.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $22.0 million, or 4.9%, to $424.9 million for the year ended December 31, 2016, from $446.9 million for the year ended December 31, 2015. Revenues for 2016 included $10.3 million from our acquisitions of MyRounding and HSM Consulting, both of which were completed during 2016, and $10.7 million of incremental revenues due to the full year impact in 2016 of our acquisition of Studer Group, which was completed mid-first quarter 2015.
For the year ended December 31, 2016, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 68.9%, 11.6%, 13.5%, and 6.0% of this segment’s revenues, respectively, compared to 75.7%, 7.2%, 11.7%, and 5.4%, respectively, in 2015.
Of the overall $22.0 million decrease in revenues, $39.2 million was attributable to a decrease in revenue from our full-time billable consultants, partially offset by a $17.2 million increase in revenue generated by our full-time equivalents.
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average number of full-time billable consultants, the average billing rate, and consultant utilization rate. This decrease in revenue was largely driven by a decrease in revenue in our revenue cycle and cost and clinical solutions compared to the prior year. Performance-based fee revenue was $57.2 million in 2016 compared to $52.3 million in 2015. We expect performance-based fees to decline in 2017 compared to 2016 due to changes in our clients' risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
The increase in full-time equivalent revenues was primarily attributable to the full period impact of our acquisition of Studer Group, as well as overall growth of the Studer Group practice, and reflected increases in both the average number of full-time equivalents and revenue per full-time equivalent in 2016 compared to 2015.

Operating Income
Healthcare segment operating income decreased $21.7 million, or 12.8%, to $147.9 million for the year ended December 31, 2016, from $169.6 million for the year ended December 31, 2015. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 34.8% in 2016 from 37.9% in 2015. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, as well as increases in salaries and related expenses for our support personnel and restructuring charges, partially offset by a decrease in share-based compensation expense for our revenue-generating professionals as a percentage of revenues in 2016 compared to 2015.
Over the past twelve months, the Healthcare segment has experienced four consecutive quarters of declining revenues, with fourth quarter 2016 revenues being the lowest since the first quarter of 2015. This decline is primarily driven by softness in our revenue cycle and cost and clinical solutions. This softness is attributable to decreased demand for our services, the winding down of some of our larger projects and a trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, as well as workforce reductions to better align resources with market demand. In the event that the financial performance of the Healthcare segment does not meet our expectations during 2017, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test. As of December 31, 2016, the Healthcare segment's carrying amount of goodwill was $636.8 million. For further discussion of our 2016 annual goodwill impairment test, see "Critical Accounting Policies - Carrying Values of Goodwill and Intangible Assets" below and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements.
Education and Life Sciences
Revenues
Education and Life Sciences segment revenues increased $11.0 million, or 6.6%, to $179.0 million for the year ended December 31, 2016, from $167.9 million for the year ended December 31, 2015.
Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance arrangements represented 21.0%, 73.4%, 0.6%, and 5.0% of this segment’s revenues, respectively, during 2016, compared to 32.2%, 62.7%, 0.3%, and 4.8%, respectively, during 2015.
Of the overall $11.0 million increase in revenues, $12.6 million was attributable to an increase in revenue generated by our full-time billable consultants, partially offset by a $1.6 million decrease in revenue generated by our full-time equivalents. The increase in revenues from our full-time billable consultants was driven by strengthened demand for the segment's services and reflected an increase in the average number of full-time billable consultants, partially offset by decreases in consultant utilization rate and average billing rate in 2016 compared to 2015. The decrease in revenue from our full-time equivalents was largely driven by a decrease in license revenues, and reflected decreases in the average number of full-time equivalents and revenue per full-time equivalent in 2016 compared to 2015.
Operating Income
Education and Life Sciences segment operating income decreased $1.0 million, or 2.2%, to $43.2 million for the year ended December 31, 2016, from $44.2 million for the year ended December 31, 2015. The Education and Life Sciences segment operating margin decreased to 24.2% for 2016 from 26.3% for 2015. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals and training expenses, both as a percentage of revenues, which were largely the result of our ongoing cloud-based ERP investment, partially offset by decreases in contractor expense, project costs, and bonus expense for our revenue-generating professionals.
Business Advisory
Revenues
Business Advisory segment revenues increased $39.4 million, or 47.5%, to $122.4 million for the year ended December 31, 2016, from $83.0 million for the year ended December 31, 2015. Revenues for 2016 included $24.2 million from our acquisition of ADI Strategies, which was completed during 2016, and $8.6 million of incremental revenues due to the full year impact in 2016 of our acquisitions of Cloud62 and Rittman Mead India, which were completed in 2015.
For the year ended December 31, 2016, revenues from fixed-fee engagements, time-and-expense engagements, performance-based engagements, and software support and maintenance arrangements represented 11.5%, 81.7%, 5.0%, and 1.8% of this segment’s revenues, respectively, compared to 14.7%, 75.3%, 9.6%, and 0.4%, respectively, in 2015. Performance-based fee revenue for the year ended December 31, 2016 was $6.2 million, of which $5.3 million was generated by Huron Transaction Advisory LLC, our registered broker-dealer. Performance-based fee revenue for the year ended December 31, 2015 was $8.0 million, of which $5.2 million was generated by Huron Transaction Advisory LLC. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Of the overall $39.4 million increase in revenues, $34.7 million was attributable to an increase in revenue generated by our full-time billable consultants and $4.7 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate when comparing 2016 to 2015. The increase in the average number of full-time billable consultants was primarily the result of our acquisitions of ADI Strategies and Cloud62. The increase in revenue from our full-time equivalents reflected increases in both the average number of full-time equivalents and revenue per full-time equivalent in 2016 compared to 2015.
Operating Income
Business Advisory segment operating income increased by $5.2 million, or 27.0%, to $24.5 million for the year ended December 31, 2016, compared to $19.3 million for the year ended December 31, 2015. Segment operating margin decreased to 20.0% for 2016 from 23.2% for 2015. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, as well as an increase in contractor expense as a percentage of revenues. These decreases to operating margin were partially offset by revenue growth that outpaced the increases in performance bonus expense and share-based compensation expense for our revenue-generating professionals. The overall decrease in this segment's operating margin reflects an increase in the Enterprise Solutions and Analytics practice revenue as a percentage of this segment's total revenue, as the recent growth of this practice, which has lower operating margins, outpaced the growth of the legacy Business Advisory practice.
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
The increase in revenue attributable to full-time equivalents primarily reflected the revenue generated by our healthcare coaches in the Healthcare segment, which was the result of our acquisition of Studer Group during the first quarter of 2015.
The decrease in full-time billable consultant revenues reflected a decrease in the average billing rate, partially offset by increases in the average number of billable consultants and consultant utilization rate. As discussed below in Segment Results, this decrease in revenue was primarily the result of lower revenues from full-time billable consultants in our Healthcare segment, which was largely driven by lower performance-based fees, a decrease in revenue in our performance improvement solutions, and project timing, all compared to the prior year, partially offset by strengthened demand for our services in the Education and Life Sciences and Business Advisory segments.
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
Restructuring charges for the year ended December 31, 2015 totaled $3.3 million, compared to $2.8 million for the year ended December 31, 2014. The charges in 2015 consisted of $2.8 million related to workforce reductions to better align our resources with market demand and $0.5 million related to office exit costs primarily related to updated assumptions for the lease accrual of the Washington, D.C. space vacated in the fourth quarter of 2014. Of the $3.3 million pretax charge, $1.2 million related to our Healthcare segment, $1.1 million related to our All Other segment as we wound down our public sector consulting practice and our foreign consulting operations based in the Middle East, and $1.0 million related to our corporate operations. The $2.8 million charge in 2014 related to the consolidation of office spaces in Washington, D.C., Chicago, and New York, and the closure of our office in San Diego. The $2.8 million charge for office space reductions primarily includes $1.8 million related to the accrual of our remaining lease obligations at vacated spaces, net of estimated sublease income, and $0.9 million related to accelerated depreciation of assets disposed of as a result of the exit of space. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014. The $2.8 million total charge in 2014 related to our corporate operations. See Note 10 “Restructuring Charges” within the notes to our consolidated financial statements for further discussion of our restructuring expenses.
Litigation and other gains totaled $9.5 million for the year ended December 31, 2015, compared to $0.6 million during the year ended December 31, 2014. The gain of $9.5 million in 2015 consisted of a $9.2 million net gain from litigation settlements and a $0.3 million remeasurement gain related to a decrease in the fair value of a contingent consideration liability incurred in connection with a business acquisition that was completed in the fourth quarter of 2014. During the fourth quarter of 2015, we settled two lawsuits brought by Huron, resulting in a gain of $10.0 million being recorded. We collected the $10.0 million in January 2016. During the second quarter of 2015, we recorded a net litigation accrual of $0.8 million related to the settlement of a legal claim. During the year ended December 31, 2014, we recorded remeasurement gains totaling $0.6 million related to a decrease in the fair value of a contingent consideration liability incurred in connection with another business acquisition that was completed in the first quarter of 2014.
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
Other Expense, Net
Total other expense, net increased $11.7 million to $19.9 million for the year ended December 31, 2015, from $8.3 million for the year ended December 31, 2014. The increase was primarily attributable to a $9.5 million increase in interest expense, net and a $1.5 million increase in foreign currency transaction losses. The increase in interest expense, net was due to our Convertible Notes issued in September 2014 and interest expense resulting from higher levels of borrowings under our credit facility. During 2015, cash interest expense related to the coupon of the Convertible Notes was $3.1 million and the non-cash interest expense related to the amortization of the debt discount and debt issuance costs totaled $8.3 million. During 2014, cash interest expense related to the coupon of the Convertible Notes was $1.0 million and the non-cash interest expense related to the amortization of the debt discount and debt issuance costs totaled $2.5 million.
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
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $31.1 million, or 7.5%, to $446.9 million for the year ended December 31, 2015, from $415.8 million for the year ended December 31, 2014. Revenues for 2015 included $79.8 million from our acquisition of Studer Group completed in 2015, and $10.7 million of incremental revenues due to the full year impact in 2015 of our acquisition of Vonlay completed in 2014. Revenues for 2015 were negatively impacted by a $0.8 million charge related to the fair value adjustment of deferred revenue acquired in the Studer Group acquisition. The $0.8 million charge reflected the total fair value adjustment.
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
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average billing rate and consultant utilization rate, partially offset by an increase in the average number of full-time billable consultants. This decrease in revenue was largely driven by lower performance-based fees, a decrease in revenue in our cost and clinical solutions, and project timing, all compared to the prior year. Performance-based fee revenue was $52.3 million during 2015 compared to $103.2 million during 2014. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Operating Income
Healthcare segment operating income increased $10.5 million, or 6.6%, to $169.6 million for the year ended December 31, 2015, from $159.0 million for the year ended December 31, 2014. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased slightly to 37.9% in 2015 from 38.2% in 2014. The slight decrease in this segment’s operating margin was primarily attributable to increases, as a percentage of revenues, in salaries and related expenses for our revenue-generating professionals, salaries and related expenses and bonus expense for our support personnel, intangible asset amortization expense related to our acquisition of Studer Group, and product and event costs during 2015 compared to the prior year. The unfavorable impact of these items was largely offset by a decrease in bonus expense for our revenue-generating professionals, as well as a decrease in technology expense, during 2015 compared to 2014.
Education and Life Sciences
Revenues
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
Operating Income
Education and Life Sciences segment operating income increased $8.1 million, or 22.4%, to $44.2 million for the year ended December 31, 2015, from $36.1 million for the year ended December 31, 2014. The Education and Life Sciences segment operating margin increased to 26.3% for 2015 from 24.8% for 2014. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for both our revenue-generating professionals and support personnel, as well as a decrease in contractor expense, partially offset by an increase in bonus expense for our revenue-generating professionals and support personnel as a percentage of revenues.
Business Advisory
Revenues
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $17.0 million, $58.4 million, and $256.9 million at December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$128,311	$164,267	$146,453
Net cash used in investing activities	(86,636)	(272,158)	(93,831)
Net cash provided by (used in) financing activities	(83,163)	(89,955)	146,170
Effect of exchange rate changes on cash	78	(589)	(51)
Net increase (decrease) in cash and cash equivalents	$(41,410)	$(198,435)	$198,741
Operating Activities
Net cash provided by operating activities totaled $128.3 million, $164.3 million, and $146.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The decrease in cash provided by operations in 2016 compared to 2015 was primarily attributable to lower net income, a decrease in cash collections from clients, and an increase in accounts payable payments to vendors, largely offset by a decrease in the amount paid for annual performance bonuses during the first quarter of 2016 compared to the first quarter of 2015 and the collection of a settlement receivable in the first quarter of 2016.
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
Investing Activities
Net cash used in investing activities was $86.6 million, $272.2 million, and $93.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The use of cash in 2016 primarily consisted of $69.1 million for purchases of businesses and $13.9 million for purchases of property and equipment.
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
We estimate that cash utilized for purchases of property and equipment in 2017 will be approximately $25 million, primarily consisting of leasehold improvements and information technology related equipment to support our corporate infrastructure.
Financing Activities
Net cash used in financing activities was $83.2 million for the year ended December 31, 2016. During 2016, we borrowed $200.0 million under our credit facility, primarily to fund the acquisitions of HSM Consulting and ADI Strategies and our annual performance bonus payment, and we made repayments on our credit facility of $224.0 million. We also repurchased and retired $55.3 million of our common stock under our Share Repurchase Program, as discussed below.
Net cash used in financing activities was $90.0 million for the year ended December 31, 2015. During 2015, we borrowed $314.0 million under our credit facility, including $102.0 million for the Studer Group acquisition, made repayments on our credit facility of $365.8 million, and repurchased and retired $34.6 million of our common stock under our Share Repurchase Program.
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
Share Repurchase Programs
In February 2014, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through February 28, 2015 (the “February 2014 Share Repurchase Program”). We completed the February 2014 Share Repurchase Program in October 2014.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2017 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. No shares were repurchased under this program in 2014. In 2015, we repurchased and retired 583,880 shares for $34.6 million, and in 2016, we repurchased and retired 982,192 shares for $55.3 million. As of December 31, 2016, $35.1 million remains available for share repurchases.
Financing Arrangements
At December 31, 2016, we had $250 million principal amount of our 1.25% convertible senior notes outstanding and $68.0 million outstanding under our senior secured credit facility, as discussed below.
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
For further information, see Note 7 “Financing Arrangements” within the notes to our consolidated financial statements. For a discussion of certain risks and uncertainties related to the Convertible Notes see Part I—Item 1A. "Risk Factors.”
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At December 31, 2016, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.24 to 1.00 and a Consolidated Interest Coverage Ratio of 18.43 to 1.00.
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
Borrowings outstanding under the Amended Credit Agreement at December 31, 2016 totaled $68.0 million. These borrowings carried a weighted average interest rate of 2.5%, including the effect of the interest rate swap described in Note 11 “Derivative Instruments and Hedging Activity" within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2015 were $92.0 million and carried a weighted average interest rate of 2.4%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2016, we had outstanding letters of credit totaling $4.8 million, which are primarily used as security deposits for our office facilities. As of December 31, 2016, the unused borrowing capacity under the revolving credit facility was $427.2 million.
For further information, see Note 7 “Financing Arrangements” within the notes to our consolidated financial statements. For a discussion of certain risks and uncertainties related to the Amended Credit Agreement see Part I—Item 1A. "Risk Factors.”

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
CONTRACTUAL OBLIGATIONS
The following table represents our significant obligations and commitments as of December 31, 2016 and the scheduled years of payments (in thousands).

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term bank borrowings—principal and interest (1)	$73,017	$1,544	$3,087	$68,386	$—
Convertible senior notes—principal and interest (2)	259,375	3,125	256,250	—	—
Operating lease obligations (3)	103,995	17,370	29,991	23,323	33,311
Purchase obligations (4)	18,407	11,512	6,895	—	—
Contingent consideration (5)	8,827	1,985	6,842	—	—
Uncertain tax positions (6)	3,340
Deferred compensation (7)	16,356
Total contractual obligations	$483,317	$35,536	$303,065	$91,709	$33,311

(1)
The interest payments on long-term bank borrowings are estimated in the table above based on the principal amount outstanding and the interest rate in effect as of December 31, 2016. Actual future interest payments will differ due to changes in our borrowings outstanding and the interest rate on those borrowings, as the interest rate varies based on the fluctuations in the variable base rates and the spread we pay over those base rates pursuant to the Amended Credit Agreement. Refer to “Liquidity and Capital Resources” and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for more information on our outstanding borrowings.

(2)
In September 2014, we issued $250 million principal of 1.25% convertible senior notes due 2019. We will pay cash interest on the outstanding notes at an annual rate of 1.25% semi-annually on April 1 and October 1 of each year until October 1, 2019, at which time we will repay any accrued and unpaid interest and the principal amount of all outstanding notes.

(3)
We lease our facilities under operating lease arrangements expiring on various dates through 2027, with various renewal options. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expense above the specified amount.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty.

(5)
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2016, the estimated fair value of the contingent consideration liability was $8.8 million. The maximum amount that may be paid under contingent consideration liabilities existing as of December 31, 2016 is $13.5 million.

(6)
Our liabilities for uncertain tax positions are classified as non-current. As we are unable to reasonably estimate the timing of future payments as it depends on examinations by taxing authorities, the related balance has not been reflected in the “Payments Due by Period” section of the table.

(7)
Included in deferred compensation and other liabilities on our consolidated balance sheet as of December 31, 2016 is a $16.4 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table. This deferred compensation liability is fully funded by corresponding deferred compensation plan assets. Refer to Note 14 “Employee Benefit and Deferred Compensation Plans” within the notes to our consolidated financial statements for more information on our deferred compensation plan.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies,” within the notes to our consolidated financial statements. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and income taxes.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured. We generate our revenues from providing professional services under four types of billing arrangements: fixed-fee (including software license revenue), time-and-expense, performance-based, and software support and maintenance and subscriptions.
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

We have arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are allocated to each element based on the element’s fair value and recognized pursuant to the criteria described above.
Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts. Expense reimbursements that are billable to clients are included in total revenues and reimbursable expenses, and typically an equivalent amount of reimbursable expenses are included in total direct costs and reimbursable expenses. Reimbursable expenses are primarily recognized as revenue in the period in which the expense is incurred. Subcontractors that are billed to clients at cost are also included in reimbursable expenses. When billings do not specifically identify reimbursable expenses, we allocate the portion of the billings equivalent to these expenses to reimbursable expenses.
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
Business Combinations
The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are recorded at their estimated fair values as of the acquisition date. Goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net assets acquired. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates, and assumptions, such as the expected future cash flows to be derived from the intangible assets, discount rates that reflect the risk factors associated with future cash flows, and estimates of useful lives.
We measure and recognize contingent consideration at fair value as of the acquisition date. We estimate the fair value of contingent consideration based on either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements require the use of significant judgments, estimates, and assumptions, including financial performance projections and discount rates. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest financial projections and input provided by practice leaders and management, with any change in the fair value estimate recorded in earnings in that period. Increases or decreases in the fair value of contingent consideration liabilities resulting from changes in the estimates or assumptions could materially impact the financial statements. See Note 4 "Acquisitions" within the notes to our consolidated financial statements for additional information regarding our acquisitions.
Carrying Values of Goodwill and Other Intangibles Assets
We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. At the time of our November 30, 2016 annual goodwill impairment test, we had four reporting units with goodwill balances: our Healthcare and Education and Life Sciences operating segments, and our Business Advisory practice and Enterprise Solutions and Analytics practice, which together make up our Business Advisory operating segment.
Goodwill is reviewed for impairment utilizing a qualitative assessment or a quantitative two-step process. We have the option to make a qualitative assessment of a reporting unit’s goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative two-step process, the first step requires us to compare the fair value of each reporting unit, which we generally determine using a combination of the income approach and the market approach, to the respective carrying value, which includes goodwill. For a company such as ours, the income and market approaches will generally provide the most reliable indications of fair value because the value of such companies is dependent on their ability to generate earnings. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as a non-cash impairment loss.
We tested our goodwill for impairment once during 2016, as discussed below.
2016 Annual Goodwill Impairment Analysis.    Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2016 on our four reporting units with goodwill balances: Healthcare, Education and Life Sciences, Business Advisory, and Enterprise Solutions and Analytics.
For each reporting unit, we reviewed goodwill for impairment utilizing the quantitative two-step process. We performed the first step of the quantitative two-step impairment test by comparing the fair value of each reporting unit to its respective carrying amount, including goodwill. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of each of the Healthcare, Education and Life Sciences, Business Advisory, and Enterprise Solutions and Analytics reporting units exceeded its carrying value by 11%, 96%, 116%, and 11%, respectively. Since the fair value of each reporting unit exceeded its respective carrying value, the second step of the goodwill impairment test was not necessary.
In estimating the fair value of our Healthcare, Education and Life Sciences, Business Advisory, and Enterprise Solutions and Analytics reporting units, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting.
In the income approach, we utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and discount rates reflecting the risk inherent in future cash flows. In estimating future cash flows, we relied on an internally generated six-year forecast. For periods after the six-year forecast, we assumed a long-term annual revenue growth rate of 3.5% for all reporting units. Our forecast is based on historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 10.0% weighted average cost of capital ("WACC") discount rate for the Healthcare and Education and Life Sciences reporting units, a 14.0% WACC discount rate for the Business Advisory reporting unit, and a 13.0% WACC discount rate for the Enterprise Solutions and Analytics reporting unit.
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
Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not a non-cash impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in non-cash goodwill impairment charges.
Over the past twelve months, our Healthcare segment has experienced four consecutive quarters of declining revenues, with fourth quarter 2016 revenues being the lowest since the first quarter of 2015. This decline is primarily driven by softness in our revenue cycle and cost and clinical solutions. This softness is attributable to decreased demand for our services, the winding down of some of our larger projects and a trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, as well as workforce reductions to better align resources with market demand. As of November 30, 2016, based on the results of the first step of the Healthcare goodwill impairment analysis, the reporting unit's fair value exceeded its carrying value by 11%. In the event that the financial performance of the Healthcare segment does not meet our expectations during 2017, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.
Our Enterprise Solutions and Analytics reporting unit was established with the acquisition of Blue Stone International, LLC in 2013. Since that time, we have completed four additional business acquisitions, most recently the acquisition of ADI Strategies in May 2016. As discussed above in “Business Combinations,” we record the assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, at their estimated fair values as of the acquisition date, and goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net asset acquired. Therefore, the initial accounting for an acquisition results in its fair value equaling its carrying value. As of November 30, 2016, based on the results of the first step of the Enterprise Solutions and Analytics goodwill impairment analysis, the reporting unit’s fair value exceeded its carrying value by 11%. While the Enterprise Solutions and Analytics reporting unit’s 2016 revenue growth was in line with our expectations, and we expect revenue to continue to grow in 2017, due to this reporting unit’s relatively low headroom, in the event that the financial performance of the reporting unit does not meet our expectations during 2017, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.
The table below presents, based on the goodwill impairment test performed as of November 30, 2016, the decrease in the fair value of our reporting units given a 100 basis point increase in the assumed discount rate or a 100 basis point decrease in the assumed long-term annual revenue growth rate.

	Discount rate increased by 100 bps	Long-term growth rate decreased by 100 bps
Healthcare:
Decrease in fair value	$(57,800)	$(41,200)
Percentage by which fair value exceeds carrying value	3%	5%
Education and Life Sciences:
Decrease in fair value	$(18,400)	$(13,300)
Percentage by which fair value exceeds carrying value	82%	86%
Business Advisory:
Decrease in fair value	$(2,400)	$(1,400)
Percentage by which fair value exceeds carrying value	106%	111%
Enterprise Solutions and Analytics:
Decrease in fair value	$(4,800)	$(3,000)
Percentage by which fair value exceeds carrying value	5%	7%
The carrying values of goodwill for each of our reporting units as of December 31, 2016 are as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$636,802
Education and Life Sciences	102,906
Business Advisory	16,094
Enterprise Solutions and Analytics	44,060
Total	$799,862
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $81.3 million at December 31, 2016 and primarily consist of customer relationships, customer contracts, trade names, technology and software, non-competition agreements, and publishing content, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges for intangible assets were recorded in 2016.
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
SUBSEQUENT EVENTS
On January 9, 2017, we completed our acquisition of Pope Woodhead and Associates Limited ("Pope Woodhead"), a U.K.-based consulting firm providing market access capabilities to assist clients in developing value propositions for innovative medicines and technologies. The acquisition expands our life sciences strategy expertise and strengthens our ability to lead clients through complex payer and regulatory environments. The results of operations of Pope Woodhead will be included within the Education and Life Sciences segment from the date of acquisition. The acquisition of Pope Woodhead is not material to our consolidated financial statements. We have not yet completed a valuation of the assets acquired and liabilities assumed in the acquisition.
On February 16, 2017, we entered into an agreement to acquire Innosight Holdings, LLC ("Innosight"), a growth strategy firm focused on helping companies navigate disruptive change and manage strategic transformation. Under the terms of the purchase agreement, we will purchase Innosight for $100 million upon closing of the transaction, consisting of $90 million in cash and $10 million in Huron common stock, plus contingent consideration of up to $35 million if specific financial performance targets are met over a four-year period. The cash component of the transaction will be financed with cash on hand and borrowings under our senior secured credit facility. The results of operations of Innosight will be included within the Business Advisory segment. The transaction is expected to close in March 2017, subject to customary closing conditions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
The fair value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $224.1 million as of December 31, 2016, which represents the liability component of the $250 million principal balance. The estimated fair value of our Convertible Notes at December 31, 2016 was $245.0 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended December 31, 2016, which was $98.007 per $100 principal amount. At December 31, 2015, the carrying value of our Convertible Notes was $220.0 million, which represented the liability component of the $250 million principal balance, and the total estimated fair value of our Convertible Notes was $248.0 million, which was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the year ended December 31, 2015, which was $99.204 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At December 31, 2016, we had borrowings outstanding under the credit facility totaling $68.0 million that carried a weighted average interest rate of 2.5% including the effect of the interest rate swap described below. As of

December 31, 2016 these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swap described below, which had a notional amount of $68.0 million at December 31, 2016. As our variable rate borrowings were fully hedged as of December 31, 2016, a change in the interest rate would have no impact on our consolidated financial statements. At December 31, 2015, our borrowings outstanding under the credit facility totaled $92.0 million and carried a weighted average interest rate of 2.4%, including the effect of the interest rate swaps described below; and were fully hedged against changes in interest rates by our interest rate swaps, which had a notional amount of $92.0 million at December 31, 2015.
On December 8, 2011, we entered into a forward amortizing interest rate swap agreement effective February 29, 2012, which ended on April 14, 2016. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings described above. The swap had an initial notional amount of $56.6 million and amortized throughout the term. Under the terms of the interest rate swap agreement, we received from the counterparty interest on the notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 0.9875%.
On May 30, 2012, we entered into an amortizing interest rate swap agreement effective May 31, 2012, which also ended on April 14, 2016. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $37.0 million and amortized throughout the term. Under the terms of the interest rate swap agreement, we received from the counterparty interest on the notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 0.70%.
On April 4, 2013, we entered into a forward amortizing interest rate swap agreement effective March 31, 2014 and ending on August 31, 2017. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $60.0 million and amortized quarterly until April 2016. Upon expiration of the two interest rate swaps in April 2016 described above, the notional amount of this interest rate swap increased to $86.0 million and continues to amortize quarterly throughout the remaining term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.985%.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2016, the fair value of the investment was $34.7 million, with a total cost basis of $27.9 million. At December 31, 2015, the fair value of the investment was $34.8 million, with a total cost basis of $27.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Company’s Consolidated Financial Statements and supplementary data begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers, Promoters and Control Persons
The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 28, 2017 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of December 31, 2016 with respect to equity compensation plans approved by shareholders. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders (1):
2004 Omnibus Stock Plan	157,680	$26.70	—	(2)
2012 Omnibus Incentive Plan	36,617	$39.19	758,558
Stock Ownership Participation Program	—	$—	203,918
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	194,297	$29.06	962,476

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings and Other Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules—The financial statement schedules required by this item are included in the Consolidated Financial Statements and accompanying notes.

3.	Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 26, 2015, by and among Huron Consulting Group Inc., Texas Acquisition Inc., Studer Holdings, Inc. and Fortis Advisors LLC, solely in the capacity as stockholders’ and optionholders’ representative thereunder.			8-K		2.1	2/13/2015
2.2	Purchase Agreement, dated as of December 10, 2015, by and among Huron Consulting Group Inc., Huron Consulting Services LLC, Huron Consulting Group Holdings LLC, and Consilio, Inc.			8-K		2.1	1/7/2016
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.			10-K	12/31/2004	3.1	2/16/2005
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.			8-K		3.1	10/28/2015
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/2004
4.2	Indenture (including Form of Note) with respect to the Company’s 1.25% Convertible Senior Notes due 2019, dated as of September 10, 2014, between Huron Consulting Group Inc. and U.S. Bank National Association, as trustee.			8-K		10.1	9/16/2014
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/2004
10.2*	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan.			S-8		10.1	5/5/2010
10.3*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/2008	10.12	2/24/2009
10.4*	Senior Management Agreement by and between Huron Consulting Group Inc. and John D. Kelly.			8-K		10.1	1/6/2017

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.5*	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.			8-K		10.2	1/6/2017
10.6*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K		10.3	1/6/2017
10.7*	Senior Management Agreement by and between Huron Consulting Group Inc. and Diane E. Ratekin.			8-K		10.4	1/6/2017
10.8	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/2012	10.17	2/21/2013
10.9	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/2012	10.18	2/21/2013
10.10	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/2012	10.19	2/21/2013
10.11	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/2013
10.12*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/2012	10.20	2/21/2013
10.13	Purchase Agreement, dated as of September 4, 2014, between Huron Consulting Group Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Representatives of the several Initial Purchasers.			8-K		10.1	9/5/2014
10.14	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.2	9/5/2014
10.15	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.3	9/5/2014
10.16	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.4	9/5/2014
10.17	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.5	9/5/2014
10.18	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.1	9/16/2014

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.19	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.2	9/16/2014
10.20	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.3	9/16/2014
10.21	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.4	9/16/2014
10.22*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement (Stock Ownership Participation Program).			10-K	12/31/2014	10.31	2/24/2015
10.23*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Performance Stock Unit Agreement.			10-K	12/31/2014	10.32	2/24/2015
10.24*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Stock Option Agreement.			10-K	12/31/2014	10.33	2/24/2015
10.25*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan NEO Performance Stock Unit Agreement.			10-K	12/31/2014	10.34	2/24/2015
10.26	Second Amended and Restated Credit Agreement, dated as of March 31, 2015, among Huron Consulting Group Inc., as Borrower, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Bank of Montreal and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.			8-K		10.1	4/2/2015
10.27	Second Amended and Restated Security Agreement, dated as of March 31, 2015.			8-K		10.2	4/2/2015
10.28	Second Amended and Restated Pledge Agreement, dated as of March 31, 2015.			8-K		10.3	4/2/2015
10.29*	Huron Consulting Group Inc. Stock Ownership Participation Program.			DEF 14A		Appendix A	3/20/2015
10.30*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated.			10-K	12/31/2015	10.29	2/23/2016
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ James H. Roth	President, Chief Executive Officer and Director	2/23/2017
James H. Roth
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James H. Roth, John D. Kelly, and Diane Ratekin, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JAMES H. ROTH	President, Chief Executive Officer and Director (Principal Executive Officer)	2/23/2017
James H. Roth

/s/ JOHN F. MCCARTNEY	Non-Executive Chairman of the Board	2/23/2017
John F. McCartney

/s/ GEORGE E. MASSARO	Vice Chairman of the Board	2/23/2017
George E. Massaro

/s/ JOHN D. KELLY	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	2/23/2017
John D. Kelly

/s/ JAMES D. EDWARDS	Director	2/23/2017
James D. Edwards

/s/ H. EUGENE LOCKHART	Director	2/23/2017
H. Eugene Lockhart

/s/ JOHN S. MOODY	Director	2/23/2017
John S. Moody

/s/ DEBRA ZUMWALT	Director	2/23/2017
Debra Zumwalt

HURON CONSULTING GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Huron Consulting Group Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and other comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Huron Consulting Group Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2017

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$17,027	$58,437
Receivables from clients, net	94,246	85,297
Unbilled services, net	51,290	56,527
Income tax receivable	4,211	406
Prepaid expenses and other current assets	13,308	27,720
Total current assets	180,082	228,387
Property and equipment, net	32,434	28,888
Long-term investment	34,675	34,831
Other non-current assets	24,814	21,045
Intangible assets, net	81,348	94,992
Goodwill	799,862	751,400
Total assets	$1,153,215	$1,159,543
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,273	$7,220
Accrued expenses	21,773	24,276
Accrued payroll and related benefits	82,669	80,839
Deferred revenues	24,053	19,086
Total current liabilities	135,768	131,421
Non-current liabilities:
Deferred compensation and other liabilities	31,013	23,768
Long-term debt	292,065	307,376
Deferred lease incentives	10,703	9,965
Deferred income taxes, net	35,633	34,688
Total non-current liabilities	369,414	375,797
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,126,118 and 24,775,823 shares issued at December 31, 2016 and December 31, 2015, respectively	235	241
Treasury stock, at cost, 2,408,343 and 2,249,630 shares at December 31, 2016 and December 31, 2015, respectively	(113,195)	(103,734)
Additional paid-in capital	405,895	438,367
Retained earnings	351,483	313,866
Accumulated other comprehensive income	3,615	3,585
Total stockholders’ equity	648,033	652,325
Total liabilities and stockholders’ equity	$1,153,215	$1,159,543
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues and reimbursable expenses:
Revenues	$726,272	$699,010	$627,686
Reimbursable expenses	71,712	70,013	73,847
Total revenues and reimbursable expenses	797,984	769,023	701,533
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	437,556	401,915	384,277
Amortization of intangible assets and software development costs	15,140	16,788	4,590
Reimbursable expenses	71,749	69,932	73,855
Total direct costs and reimbursable expenses	524,445	488,635	462,722
Operating expenses and other operating gains:
Selling, general and administrative expenses	160,204	157,902	132,799
Restructuring charges	9,592	3,329	2,811
Litigation and other gains, net	(1,990)	(9,476)	(590)
Depreciation and amortization	31,499	25,135	15,451
Total operating expenses and other operating gains	199,305	176,890	150,471
Operating income	74,234	103,498	88,340
Other income (expense), net:
Interest expense, net of interest income	(16,274)	(18,136)	(8,679)
Other income (expense), net	1,197	(1,797)	400
Total other expense, net	(15,077)	(19,933)	(8,279)
Income from continuing operations before income tax expense	59,157	83,565	80,061
Income tax expense	19,677	21,670	33,059
Net income from continuing operations	39,480	61,895	47,002
Income (loss) from discontinued operations, net of tax	(1,863)	(2,843)	32,049
Net income	$37,617	$59,052	$79,051
Net earnings per basic share:
Net income from continuing operations	$1.87	$2.80	$2.10
Income (loss) from discontinued operations, net of tax	(0.09)	(0.13)	1.42
Net income	$1.78	$2.67	$3.52
Net earnings per diluted share:
Net income from continuing operations	$1.84	$2.74	$2.05
Income (loss) from discontinued operations, net of tax	(0.08)	(0.13)	1.40
Net income	$1.76	$2.61	$3.45
Weighted average shares used in calculating earnings per share:
Basic	21,084	22,136	22,431
Diluted	21,424	22,600	22,925
Comprehensive income:
Net income	$37,617	$59,052	$79,051
Foreign currency translation adjustments, net of tax	64	1,817	(1,618)
Unrealized gain (loss) on investment, net of tax	(97)	4,435	(250)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	63	(12)	10
Other comprehensive income (loss)	30	6,240	(1,858)
Comprehensive income	$37,647	$65,292	$77,193
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	24,453,461	$245	(2,003,704)	$(88,091)	$443,144	$175,763	$(797)	$530,264
Comprehensive income						79,051	(1,858)	77,193
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	429,482	4	(50,276)	(2,330)	2,326			—
Exercise of stock options	38,042	—			857			857
Share-based compensation					20,118			20,118
Shares redeemed for employee tax withholdings			(55,336)	(3,653)				(3,653)
Income tax benefit on share-based compensation					5,103			5,103
Equity component of convertible senior notes, net of tax and issuance costs					22,739			22,739
Purchase of convertible senior note hedges, net of tax					(25,612)			(25,612)
Issuance of warrants					23,625			23,625
Share repurchases	(805,392)	(8)			(49,992)			(50,000)
Balance at December 31, 2014	24,115,593	$241	(2,109,316)	$(94,074)	$442,308	$254,814	$(2,655)	$600,634
Comprehensive income						59,052	6,240	65,292
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	504,955	5	(42,797)	(2,506)	2,501			—
Business acquisition	28,486	—			2,204			2,204
Share-based compensation					22,484			22,484
Shares redeemed for employee tax withholdings			(109,967)	(7,154)				(7,154)
Income tax benefit on share-based compensation					3,456			3,456
Share repurchases	(583,880)	(5)			(34,586)			(34,591)
Balance at December 31, 2015	24,065,154	$241	(2,262,080)	$(103,734)	$438,367	$313,866	$3,585	$652,325
Comprehensive income						37,617	30	37,647
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	390,348	4	(70,419)	(4,508)	4,504			—
Exercise of stock options	4,706	—			123			123
Share-based compensation					17,929			17,929
Shares redeemed for employee tax withholdings			(88,414)	(4,953)				(4,953)
Income tax benefit on share-based compensation					227			227
Share repurchases	(982,192)	(10)			(55,255)			(55,265)
Balance at December 31, 2016	23,478,016	$235	(2,420,913)	$(113,195)	$405,895	$351,483	$3,615	$648,033
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$37,617	$59,052	$79,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,816	58,053	30,989
Share-based compensation	16,577	21,487	20,130
Amortization of debt discount and issuance costs	9,609	9,329	3,832
Allowances for doubtful accounts and unbilled services	4,250	1,025	5,918
Deferred income taxes	257	2,765	8,096
Loss on sale of business	—	2,303	—
Change in fair value of contingent consideration liabilities	(1,990)	(1,126)	(590)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in receivables from clients	1,440	(2,836)	30,072
(Increase) decrease in unbilled services	2,443	31,696	(38,211)
(Increase) decrease in current income tax receivable / payable, net	(4,410)	8,818	(10,773)
(Increase) decrease in other assets	11,904	(14,742)	2,324
Increase (decrease) in accounts payable and accrued liabilities	(3,144)	8,805	9,754
Increase (decrease) in accrued payroll and related benefits	3,044	(25,221)	8,835
Increase (decrease) in deferred revenues	3,898	4,859	(2,974)
Net cash provided by operating activities	128,311	164,267	146,453
Cash flows from investing activities:
Purchases of property and equipment, net	(13,936)	(18,571)	(25,913)
Investment in life insurance policies	(2,035)	(5,804)	(1,775)
Purchases of businesses, net of cash acquired	(69,133)	(339,966)	(53,971)
Purchases of convertible debt investment	—	(15,438)	(12,500)
Capitalization of internally developed software	(1,086)	(866)	—
Proceeds from note receivable	—	—	328
Proceeds from sale of business, net of cash sold	(446)	108,487	—
Net cash used in investing activities	(86,636)	(272,158)	(93,831)
Cash flows from financing activities:
Proceeds from exercises of stock options	123	—	857
Shares redeemed for employee tax withholdings	(4,953)	(7,154)	(3,653)
Tax benefit from share-based compensation	932	3,588	5,107
Share repurchases	(55,265)	(34,591)	(50,000)
Proceeds from borrowings under credit facility	200,000	314,000	129,000
Repayments on credit facility	(224,000)	(365,750)	(154,000)
Proceeds from convertible senior notes issuance	—	—	250,000
Proceeds from sale of warrants	—	—	23,625
Payments for convertible senior note hedges	—	—	(42,125)
Payments for debt issuance costs	—	—	(7,346)
Payments for capital lease obligations	—	(48)	(79)
Deferred payments for purchase of property and equipment	—	—	(471)
Deferred acquisition payments	—	—	(4,745)
Net cash provided by (used in) financing activities	(83,163)	(89,955)	146,170
Effect of exchange rate changes on cash	78	(589)	(51)
Net increase (decrease) in cash and cash equivalents	(41,410)	(198,435)	198,741
Cash and cash equivalents at beginning of the period	58,437	256,872	58,131
Cash and cash equivalents at end of the period	$17,027	$58,437	$256,872
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$4,461	$2,089	$3,533
Contingent consideration related to business acquisitions	$8,754	$2,963	$816
Common stock issued related to business acquisitions	$—	$2,204	$—
Cash paid during the year for:
Interest	$6,470	$9,274	$4,006
Income taxes	$24,584	$10,955	$31,815
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1. Description of Business
Huron is a global professional services firm committed to achieving sustainable results in partnership with clients. We bring a depth of expertise in strategy, operations, advisory services, technology, and analytics to drive lasting and measurable results in the healthcare, higher education, life sciences, and commercial sectors. Through focus, passion, and collaboration, we provide guidance and solutions to support organizations as they contend with the change transforming their industries and businesses.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements reflect the financial position at December 31, 2016 and 2015, and the results of operations and cash flows for the years ended December 31, 2016, 2015, and 2014.
The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
On December 10, 2015, we entered into an agreement to sell our Huron Legal segment to a third party. The sale closed on December 31, 2015. The operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of earnings for all periods presented. As of December 31, 2016 and 2015, no assets or liabilities of the disposed business remained on our consolidated balance sheet. See Note 3 "Discontinued Operations" for additional information on the divestiture of our Huron Legal segment.
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
We have arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are allocated to each element based on the element’s fair value and recognized pursuant to the criteria described above.
Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts. Expense reimbursements that are billable to clients are included in total revenues and reimbursable expenses, and typically an equivalent amount of reimbursable expenses are included in total direct costs and reimbursable expenses. Reimbursable expenses are primarily recognized as revenue in the period in which the expense is incurred. Subcontractors that are billed to clients at cost are also included in reimbursable expenses. When billings do not specifically identify reimbursable expenses, we allocate the portion of the billings equivalent to these expenses to reimbursable expenses.
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
Long-term Investment
Our long-term investment consists of our convertible debt investment in Shorelight Holdings, LLC. We classified the investment as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. The investment is carried at fair value with unrealized holding gains and losses reported in other comprehensive income. If the investment is in an unrealized loss position, we assess whether the investment is other than temporarily impaired. We consider impairments to be other than temporary if they are related to significant credit deterioration or if it is likely we will sell the security before the recovery of its cost basis. We have not identified any other than temporary impairments for our convertible debt investment. In the event there are realized gains and losses or declines in value judged to be other than temporary, we will record the amount in earnings. See Note 12 “Fair Value of Financial Instruments” for further information on our convertible debt investment.
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
Software Development Costs
We expense development costs for software products that will be sold, leased, or otherwise marketed until technological feasibility has been established. Similarly, we expense all development costs after the software is available for general release to customers. During the period between the establishment of technological feasibility and availability for general release to customers, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized development costs are amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify capitalized development costs for software products to be sold, leased, or otherwise marketed as other non-current assets on our consolidated balance sheet. Unamortized capitalized software development costs were $1.4 million at both December 31, 2016 and 2015. During the years ended December 31, 2016, 2015, and 2014, we amortized $1.1 million, $1.0 million, and $0.8 million, respectively, of capitalized software development costs.
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. No impairment charges for long-lived assets were recorded in 2016, 2015, or 2014.
Intangible Assets Other Than Goodwill
Identifiable intangible assets are amortized over their expected useful lives using a method that reflects the economic benefit expected to be derived from the assets or on a straight-line basis. Intangible assets are reviewed for impairment in a similar manner to our long-lived assets described above. No impairment charges for intangible assets were recorded in 2016, 2015, or 2014.
Goodwill
For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. We are required to test goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. We have five reporting units, which consist of our Healthcare,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Education and Life Sciences, and All Other operating segments, and our Business Advisory and Enterprise Solutions and Analytics practices, which together make up our Business Advisory operating segment.
We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis.
Pursuant to our policy, we performed the annual goodwill impairment test as of November 30, 2016 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2016 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2016, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
See Note 5 “Goodwill and Intangible Assets” for information regarding our recent goodwill impairment test.
Business Combinations
We use the acquisition method of accounting for business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. Refer to Note 12 “Fair Value of Financial Instruments” for further information regarding our contingent acquisition liability balances.
Deferred Lease Incentives
We record the portion of the deferred lease incentive liability that we expect to recognize over a period greater than one year as a non-current liability. The non-current portion of the deferred lease incentive liability totaled $10.7 million and $10.0 million at December 31, 2016 and 2015, respectively, and was primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The portion of the deferred lease incentive corresponding to the rent payments that will be paid within 12 months of the balance sheet date is classified as a current liability. We monitor the classification of such liabilities based on the expectation of their utilization periods.
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
Sponsorship and Advertising Costs
Sponsorship and advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2016, 2015, and 2014 totaled $7.1 million, $6.4 million, and $6.0 million, respectively, and are a component of selling, general and administrative expenses on our consolidated statement of earnings.

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
Debt Issuance Costs
We amortize the costs we incur to obtain debt financing over the contractual life of the related debt using the effective interest method for non-revolving debt and the straight-line method for revolving debt. The amortization expense is included in interest expense, net of interest income in our statement of earnings. Unamortized debt issuance costs attributable to our revolving credit facility are included as a component of other non-current assets. Unamortized debt issuance costs attributable to our Convertible Notes are recorded as a deduction from the carrying amount of the debt liability.
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
Foreign currency transaction gains and losses are included in other income, net on the statement of earnings. We recognized de minimis foreign currency transaction gains in 2016, $1.6 million of foreign currency transaction losses in 2015, and de minimis foreign currency transaction losses in 2014.
Segment Reporting
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under four operating segments, which are reportable segments: Healthcare, Education and Life Sciences, Business Advisory, and All Other. During 2015, we wound down the businesses within our All Other operating segment, which consisted of our public sector consulting practice and our foreign consulting operations based in the Middle East. We did not generate any revenues from our All Other segment during 2016.
New Accounting Pronouncements
Recently Adopted
In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted these amendments in the first quarter of 2016 on a prospective basis. The adoption of these amendments did not have any impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments to the guidance require the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted these amendments in the first

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

quarter of 2016 on a retrospective basis. As a result, we reclassified debt issuance costs related to our convertible senior notes of $1.2 million included in prepaid expenses and other current assets and $3.4 million included in other non-current assets to long-term debt on our previously reported consolidated balance sheet as of December 31, 2015. See Note 7 "Financing Arrangements" for information on our convertible senior notes.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810, Consolidation. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model, specifically (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. We adopted these amendments in the first quarter of 2016. The adoption of these amendments did not have any impact on our consolidated financial statements.
Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required us to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for us beginning January 1, 2020, with early adoption permitted, and will be applied on a prospective basis. ASU 2017-04 currently has no impact on our consolidated financial statements; however, we will evaluate the impact of this updated guidance on future annual or interim goodwill impairment tests performed.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, and forfeitures. The updated guidance is effective for us beginning January 1, 2017, at which time we will begin recognizing excess tax benefits and deficiencies as income tax benefit or expense in our consolidated statement of earnings on a prospective basis. Prior to adoption of this ASU, excess tax benefits and deficiencies are recognized as additional paid-in capital on our consolidated balance sheet. During the year ended December 31, 2016, we recognized $0.2 million of net excess tax benefits as additional paid-in capital. In 2017, we could recognize net excess tax benefits or deficiencies depending on the trading price of our common stock. Additionally, upon adoption, we will classify excess tax benefits as an operating activity on the statement of cash flows on a retrospective basis. As a result, in 2017, we will reclassify $0.9 million and $3.6 million of excess tax benefits for the years ended December 31, 2016 and 2015, respectively, from cash flows from financing activities to cash flows from operating activities on our reported statement of cash flows. Additionally, upon adoption, we will elect to account for share-based award forfeitures as they occur and apply this accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings of $0.4 million.
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
In March 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or a straight-line basis over the term of the lease. ASU 2016-02 will be effective for us beginning January 1, 2019, with early adoption permitted. Entities are required to use a modified retrospective transition method for existing leases. We are currently evaluating the potential impact this guidance will have on our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In accordance with the new standard, we will adopt ASU 2014-09 on January 1, 2018. Companies may apply the new guidance using either the full retrospective transition method, which requires restating each prior period presented, or the modified retrospective transition method, under which the new guidance is applied to the current period presented in the financial statements and a cumulative-effect adjustment is recorded as of the date of adoption. We expect to apply the new guidance using the modified retrospective transition method. We are currently evaluating the potential impact this guidance will have on our consolidated financial statements; most notably the impact on our revenue recognition for performance-based fee billing arrangements. Currently, we recognize revenue under performance-based fee billing arrangements once all related performance criteria are met and the amount to be recognized is fixed or determinable. However, we anticipate that ASC 606 will require us to estimate these amounts and recognize the estimated amount over the term of the engagement. As a result, we expect to recognize revenue under performance-based fee billing arrangements earlier under ASC 606 than we do under current guidance.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

3. Discontinued Operations
During 2015, we began evaluating strategic alternatives related to our Huron Legal segment, including the potential divestiture of the practice. On December 10, 2015, we entered into an agreement to sell Huron Legal to Consilio, Inc. ("Consilio"). Pursuant to the agreement, Consilio acquired substantially all of the assets and assumed certain liabilities of Huron Legal, and acquired all issued and outstanding equity interests in certain entities wholly owned by the Company. Huron Legal provided eDiscovery services, consulting services, and contract management services related to law department management, information governance and compliance, legal discovery, litigation management, and legal analytics.
The sale closed on December 31, 2015, at which time we received proceeds of $110.1 million and recognized a pretax disposal loss of $2.3 million. The divestiture of the Huron Legal segment represented a strategic shift that had a major effect on our operations and financial results. As such, the operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of earnings for all periods presented. As of December 31, 2016 and 2015, no assets or liabilities of the disposed business remained on our consolidated balance sheets. For the year ended December 31, 2016, we recognized a loss from discontinued operations, net of tax, of $1.9 million, primarily related to obligations for former employees, legal fees, and updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment. The table below summarizes the operating results of Huron Legal for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Revenues and reimbursable expenses:
Revenues	$139,430	$183,646
Reimbursable expenses	3,148	4,028
Total revenues and reimbursable expenses	142,578	187,674
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	95,247	115,894
Amortization of intangible assets and software development costs	233	298
Reimbursable expenses	3,153	4,001
Total direct costs and reimbursable expenses	98,633	120,193
Operating expenses and other operating gain:
Selling, general and administrative expenses	20,640	22,635
Restructuring charges (1)	13,341	627
Other gain	(900)	—
Depreciation and amortization	9,605	9,563
Total operating expenses and other operating gain	42,686	32,825
Operating income	1,259	34,656
Other expense, net	(13)	(109)
Income from discontinued operations before income tax expense	1,246	34,547
Loss on disposal	(2,303)	—
Total income (loss) from discontinued operations before income tax expense	(1,057)	34,547
Income tax expense (2)	1,786	2,498
Net income (loss) from discontinued operations	$(2,843)	$32,049
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below summarizes the amounts reflected in our consolidated statements of cash flows that relate to the discontinued operations for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Depreciation and amortization	$15,974	$9,861
Share-based compensation	$2,215	$1,374
Purchases of property and equipment	$6,234	$11,910
Significant non-cash investing items of discontinued operations:
Property and equipment expenditures included in accounts payable and accrued expenses	$—	$1,464
Contingent consideration related to business acquisitions	$900	$—
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
4. Acquisitions
2016
MyRounding Solutions, LLC
On February 1, 2016, we completed the acquisition of MyRounding Solutions, LLC ("MyRounding"), a Denver, Colorado-based firm specializing in digital health solutions to improve patient care. The MyRounding application is designed to standardize, automate, and track rounding activity, allowing nurses and staff to improve the care and experience of patients in real time. The addition of MyRounding expands the integration of our software and consulting solutions and strengthens our transformation services for healthcare providers. The results of operations of MyRounding have been included in our consolidated financial statements and the results of operations of our Healthcare segment from the date of acquisition.
ADI Strategies, Inc.
On May 1, 2016, we completed the acquisition of the U.S. assets of ADI Strategies, Inc. ("ADI Strategies"), a leading enterprise performance management, risk management, and business intelligence firm focused on implementing the Oracle enterprise application suite. The results of operations of ADI Strategies have been included in our consolidated financial statements and the results of operations of our Business Advisory segment from the date of acquisition. We are also in the process of acquiring the international assets of ADI Strategies in Dubai and India, for which we currently expect to sign and close in the first half of 2017.
Healthcare Services Management, Inc.
On August 1, 2016, we completed the acquisition of Healthcare Services Management, Inc. ("HSM Consulting"), a firm specializing in healthcare information technology and management consulting. The results of operations of HSM Consulting have been included in our consolidated financial statements and results of operations of our Healthcare segment from the date of acquisition.
The acquisitions of MyRounding, ADI Strategies, and HSM Consulting are not significant to our consolidated financial statements individually or in the aggregate as of and for the twelve months ended December 31, 2016.
2015
Studer Holdings, Inc.
On February 12, 2015, we acquired 100% of the outstanding stock of Studer Holdings, Inc. (“Studer Group”) from the existing shareholders in accordance with an Agreement and Plan of Merger dated January 26, 2015 (the “Merger Agreement”). Studer Group is a professional services firm that assists healthcare providers achieve cultural transformation to deliver and sustain improvement in clinical outcomes and

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

financial results. The acquisition combines Healthcare’s performance improvement and clinical transformation capabilities with Studer Group’s Evidence-Based LeadershipSM framework to provide leadership and cultural transformation expertise for healthcare provider clients.
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
The weighted-average amortization period for the identifiable intangible assets shown above is 6.3 years. Customer relationships and customer contracts represent the fair values of the underlying relationships and agreements with Studer Group customers. The trade name represents the fair value of the brand and name recognition associated with the marketing of Studer Group’s service offerings. Technology and software and publishing content represent the estimated fair values of Studer Group’s software and books that are sold to customers. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and largely reflects

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

the expanded market opportunities expected from combining the service offerings of Huron and Studer Group, as well as the assembled workforce of Studer Group. Goodwill recognized in conjunction with the acquisition of Studer Group was recorded in the Healthcare segment. Goodwill of $119.5 million is expected to be deductible for income tax purposes.
Studer Group’s results of operations have been included in our consolidated statements of earnings and other comprehensive income and results of operations of our Healthcare segment from the date of acquisition. For the year ended December 31, 2015, revenues from Studer Group were $79.9 million and operating income was $5.1 million, which included $21.3 million of amortization expense for intangible assets acquired. In connection with the acquisition of Studer Group, we incurred $2.1 million of transaction and acquisition-related expenses, $0.9 million of which were incurred in 2014, and $1.2 million of which were incurred in 2015. These costs are recorded in selling, general and administrative expenses in the period in which they were incurred.
The following unaudited supplemental pro forma information summarizes the combined results of operations for Huron and Studer Group for the twelve months ended December 31, 2015 and 2014 as though the companies were combined on January 1, 2014.

	Year Ended December 31,
	2015	2014
Revenues	$709,813	$705,285
Net income from continuing operations	$63,600	$44,495
Net income from continuing operations per share - basic	$2.87	$1.98
Net income from continuing operations per share - diluted	$2.81	$1.94
The historical financial information has been adjusted to give effect to pro forma adjustments, which consist of intangible assets amortization expense, acquisition-related costs, interest expense, the related income tax effects, and shares issued as consideration. These adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on January 1, 2014. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies, nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.
Sky Analytics, Inc.
Effective January 1, 2015, we completed the acquisition of Sky Analytics, Inc. ("Sky Analytics"), a Massachusetts-based provider of legal spend management software for corporate law departments. Sky Analytics' results of operations have been included in the results of operations of our Huron Legal segment from the date of acquisition, and classified as discontinued operations upon the sale of the Huron Legal segment in the fourth quarter of 2015. Refer to Note 3 "Discontinued Operations" for additional detail on the sale of the Huron Legal segment.
Rittman Mead India
Effective July 1, 2015, we completed the acquisition of Rittman Mead Consulting Private Limited ("Rittman Mead India"), the India affiliate of Rittman Mead Consulting Ltd. Rittman Mead India is a data and analytics consulting firm that specializes in the implementation of enterprise performance management and analytics systems. Rittman Mead India's results of operations have been included in our consolidated financial statements and results of operations of our Business Advisory segment from the date of acquisition.
Cloud62, Inc.
Effective October 1, 2015, we completed the acquisition of Cloud62, Inc. ("Cloud62"), a New York-based consulting firm specializing in Salesforce.com implementations and related cloud-based applications. Cloud62's results of operations have been included in our consolidated financial statements and results of operations of our Business Advisory segment from the date of acquisition.
The acquisitions of Sky Analytics, Rittman Mead India, and Cloud62 were not significant to our consolidated financial statements individually or in the aggregate as of and for the twelve months ended December 31, 2015.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

2014
The Frankel Group Associates LLC
During the first quarter of 2014, we completed the acquisition of The Frankel Group Associates LLC ("Frankel Group"), a New York-based life sciences consulting firm. Frankel Group's results of operations have been included in our consolidated financial statements and results of operations of our Education and Life Sciences segment from the date of acquisition.
Vonlay, LLC
During the second quarter of 2014, we completed the acquisition of Vonlay, LLC ("Vonlay"), a healthcare technology consulting firm. Vonlay's results of operations have been included in our consolidated financial statements and results of operations of our Healthcare segment from the date of acquisition.
Threshold Consulting, Inc.
During the fourth quarter of 2014, we completed the acquisition of Threshold Consulting, Inc. ("Threshold"), a provider of cloud-based software as a service applications, data warehousing, and business intelligence solutions, as well as customer relationship management consulting services. Threshold's results of operations have been included in our consolidated financial statements and results of operations of our Business Advisory segment from the date of acquisition.
The acquisitions of Frankel Group, Vonlay, and Threshold were not significant to our consolidated financial statements individually or in the aggregate as of and for the twelve months ended December 31, 2014.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

5. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2016 and 2015.

	Healthcare	Education and Life Sciences	Business Advisory	Total
Balance as of December 31, 2014:
Goodwill	$377,588	$102,906	$177,080	$657,574
Accumulated impairment losses	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2014	377,588	102,906	34,097	514,591
Goodwill recorded in connection with business combinations (1)	232,676	—	4,874	237,550
Foreign currency translation	—	—	(741)	(741)
Balance as of December 31, 2015:
Goodwill	610,264	102,906	181,213	894,383
Accumulated impairment losses	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2015	$610,264	$102,906	$38,230	$751,400
Goodwill recorded in connection with business combinations (1)	26,538	—	21,824	48,362
Foreign currency translation	—	—	100	100
Balance as of December 31, 2016:
Goodwill	636,802	102,906	203,137	942,845
Accumulated impairment losses	—	—	(142,983)	(142,983)
Balance as of December 31, 2016:	$636,802	$102,906	$60,154	$799,862

(1)	Refer to Note 4 "Acquisitions" for additional information on the goodwill recorded in connection with business combinations.
2016 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2016 on our four reporting units with goodwill balances: Healthcare, Education and Life Sciences, Business Advisory, and Enterprise Solutions and Analytics. Our All Other reporting unit does not have a goodwill balance.
For each reporting unit, we reviewed goodwill for impairment utilizing the quantitative two-step process. We performed the first step of the quantitative two-step impairment test by comparing the fair value of each reporting unit to its respective carrying amount, including goodwill. Based on the results of the first step of the goodwill impairment test, we determined that the fair values of each of the Healthcare, Education and Life Sciences, Business Advisory, and Enterprise Solutions and Analytics reporting units exceeded its carrying value by 11%, 96%, 116%, and 11%, respectively. Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2016 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2016, we determined that no indications of impairment have arisen since our annual goodwill impairment test. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in non-cash goodwill impairment charges.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Intangible Assets
Intangible assets as of December 31, 2016 and 2015 consisted of the following:

		As of December 31,
		2016		2015
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 13	$89,279	$34,827	$79,449	$22,360
Customer contracts	1 to 4	26,497	21,295	25,332	11,943
Trade names	5	22,930	11,652	22,800	5,396
Technology and software	3 to 5	8,970	2,667	4,180	1,324
Non-competition agreements	1 to 5	3,685	1,697	3,415	1,498
Publishing content	3	3,300	2,062	3,300	963
Favorable lease contract	3	720	203	—	—
In-process technology	Indefinite	370	—	—	—
Total		$155,751	$74,403	$138,476	$43,484
Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Customer relationships and customer contracts, as well as certain trade names and technology and software, are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the assets. All other intangible assets with finite lives are amortized on a straight-line basis. In connection with the acquisition of MyRounding, we acquired in-process technology which is accounted for as an indefinite-lived intangible asset until the development of the technology is complete, which occurred in the first quarter of 2017. Accordingly, we will amortize the asset beginning in the first quarter of 2017 over a five-year useful life on a straight-line basis. Refer to Note 4 "Acquisitions" for additional information on the acquisition of MyRounding.
Intangible assets amortization expense was $33.1 million, $28.7 million, and $8.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The table below sets forth the estimated annual amortization expense for each of the five succeeding years for the definite-lived intangible assets recorded as of December 31, 2016.

Year Ending December 31,	Estimated Amortization Expense
2017	$30,208
2018	$19,193
2019	$12,626
2020	$7,978
2021	$4,540
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

6. Property and Equipment, Net
Depreciation expense for property and equipment was $12.5 million, $12.3 million, and $10.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. Property and equipment, net at December 31, 2016 and 2015 consisted of the following:

	As of December 31,
	2016	2015
Computers, related equipment, and software	$48,607	$48,033
Leasehold improvements	38,502	32,163
Furniture and fixtures	12,545	12,891
Assets under capital lease	—	409
Assets under construction	294	261
Property and equipment	99,948	93,757
Accumulated depreciation and amortization	(67,514)	(64,869)
Property and equipment, net	$32,434	$28,888
7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	As of December 31,
	2016	2015
1.25% convertible senior notes due 2019	$224,065	$215,376
Senior secured credit facility	68,000	92,000
Total long-term debt	$292,065	$307,376
A summary of the scheduled maturities of our debt follows:

Scheduled Maturities of Long-Term Debt
2019	$250,000
2020	$68,000
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
We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of December 31, 2016, the remaining life of the Convertible Notes is 2.8 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
As of December 31, 2016 and 2015, the Convertible Notes consisted of the following:

	As of December 31,
	2016	2015
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(22,520)	(30,007)
Less: debt issuance costs, net of amortization	(3,415)	(4,617)
Net carrying amount	$224,065	$215,376
Equity component (1)	$39,287	$39,287

(1)	Included in Additional paid-in capital on the consolidated balance sheet.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Year Ended December 31,
	2016	2015
Contractual interest coupon	$3,125	$3,125
Amortization of debt discount	7,488	7,141
Amortization of debt issuance costs	1,201	1,180
Total interest expense	$11,814	$11,446
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
The loans and obligations under the Amended Credit Agreement are secured pursuant to a Second Amended and Restated Security Agreement and a Second Amended and Restated Pledge Agreement (the “Pledge Agreement”) with Bank of America, N.A. as collateral agent, pursuant to which the Company and the subsidiary guarantors grant Bank of America, N.A., for the ratable benefit of the lenders under the Amended Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors, and a pledge of 100% of the stock or other equity interests in all domestic subsidiaries and 65% of the stock or other equity interests in each “material first-tier foreign subsidiary” (as defined in the Pledge Agreement).
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of either 3.25 to 1.00 or 3.50 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At December 31, 2016, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.24 to 1.00 and a Consolidated Interest Coverage Ratio of 18.43 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at December 31, 2016 totaled $68.0 million. These borrowings carried a weighted average interest rate of 2.5%, including the effect of the interest rate swap described below in Note 11 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2015 were $92.0 million and carried a weighted average interest rate of 2.4%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2016, we had outstanding letters of credit totaling $4.8 million, which are primarily used as security deposits for our office facilities. As of December 31, 2016, the unused borrowing capacity under the revolving credit facility was $427.2 million.
8. Capital Structure
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2016 and 2015, no such preferred stock has been approved or issued.
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

	Year Ended December 31,
	2016	2015	2014
Net income from continuing operations	$39,480	$61,895	$47,002
Income (loss) from discontinued operations, net of tax	(1,863)	(2,843)	32,049
Net income	$37,617	$59,052	$79,051
Weighted average common shares outstanding—basic	21,084	22,136	22,431
Weighted average common stock equivalents	340	464	494
Weighted average common shares outstanding—diluted	21,424	22,600	22,925
Net earnings per basic share:
Net income from continuing operations	$1.87	$2.80	$2.10
Income (loss) from discontinued operations, net of tax	(0.09)	(0.13)	1.42
Net income	$1.78	$2.67	$3.52
Net earnings per diluted share:
Net income from continuing operations	$1.84	$2.74	$2.05
Income (loss) from discontinued operations, net of tax	(0.08)	(0.13)	1.40
Net income	$1.76	$2.61	$3.45
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of December 31,
	2016	2015	2014
Unvested restricted stock awards	2	21	17
Convertible senior notes	3,129	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129	3,129
Total anti-dilutive securities	6,260	6,279	6,275
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
We currently have a share repurchase program, authorized by our board of directors, pursuant to which we may, from time to time, repurchase up to $125 million of our common stock through October 31, 2017 (the “Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, general market and business conditions, and applicable legal requirements. In 2016, we repurchased and retired 982,192 shares for $55.3 million, and in 2015, we repurchased and retired 583,880 shares for $34.6 million. As of December 31, 2016, $35.1 million remains available for share repurchases.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

10. Restructuring Charges
In 2016, we incurred $9.6 million of pretax restructuring expense. This expense primarily consisted of the following charges:
Severance - We incurred $7.3 million of severance expense as a result of workforce reductions, of which $6.4 million was related to certain practices within our Healthcare and Business Advisory segments to better align our resources with market demand and $0.9 million was related to our corporate infrastructure as a result of our Huron Legal divestiture.
Office exit costs - We incurred $1.5 million of office exit costs primarily related to our Washington, D.C. space that we vacated in the fourth quarter of 2014. During the third quarter of 2016, we entered into a sublease agreement and adjusted our Washington, D.C. lease accrual to reflect the terms specified in the sublease agreement.
Other - We also incurred $0.8 million of restructuring expense related to the wind down of our foreign consulting operations based in the Middle East and other exit costs.
Of the $9.6 million pretax restructuring charge, $5.8 million was related to our Healthcare segment, $3.2 million was related to our corporate operations, and $0.6 million was related to our Business Advisory segment.
In 2015, we incurred $3.3 million of pretax restructuring expense. This expense primarily consisted of the following charges:
Severance - We incurred $2.8 million of severance expense as a result of workforce reductions to better align our resources with market demand.
Office exit costs - We incurred $0.5 million of office exit costs primarily related to updated assumptions for the lease accrual of the Washington, D.C. space vacated in the fourth quarter of 2014.
Of the $3.3 million pretax restructuring expense, $1.2 million was related to our Healthcare segment, $1.1 million was related to our All Other segment as we wound down our public sector consulting practice and our foreign consulting operations based in the Middle East, and $1.0 million was related to our corporate operations.
In 2014, we incurred $2.8 million of pretax restructuring expense. This expense primarily consisted of the following charges:
Office exit costs - We incurred charges totaling $1.8 million related to the consolidation of office space in Washington, D.C., Chicago, and New York, and the closure of our office in San Diego. The charges primarily consisted of the accrual of remaining lease obligations at vacated spaces, net of estimated sublease income. The vacated locations in Chicago and New York were acquired as part of business acquisitions during 2013 and 2014.
Accelerated depreciation - We recorded $0.9 million of accelerated depreciation expense on leasehold improvements at our vacated offices discussed above.
Contract termination costs - In the fourth quarter of 2014, we paid $0.1 million for the early termination of certain telecommunication contracts related to the vacated office space in San Diego.
All of the $2.8 million pretax restructuring expense incurred in 2014 was related to our corporate operations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the years ended December 31, 2016 and 2015.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2014	$6	$2,204	$—	$2,210
Additions (1)	8,732	7,792	—	16,524
Payments	(4,938)	(2,014)	—	(6,952)
Adjustments (2)	46	369	—	415
Non-cash items	(1,523)	(1,972)	—	(3,495)
Balance as of December 31, 2015	2,323	6,379	—	8,702
Additions (1)	9,082	57	585	9,724
Payments	(5,906)	(2,424)	(482)	(8,812)
Adjustments (2)	(317)	1,765	245	1,693
Non-cash items	—	(4)	(324)	(328)
Balance as of December 31, 2016	$5,182	$5,773	$24	$10,979

(1)
Additions for the years ended December 31, 2016 and 2015 include $2.0 million and $13.3 million, respectively, related to discontinued operations. Refer to Note 3 "Discontinued Operations" for additional information on our discontinued operations.

(2)	Adjustments to office space reductions represents changes in sublease assumptions and reductions in our remaining lease obligations.
As of December 31, 2016, our restructuring charge liability related to office space reductions of $5.8 million represented the present value of remaining lease payments, net of estimated sublease income, primarily for our vacated office spaces in Washington, D.C., Houston, and New York. This restructuring charge liability is included as a component of accrued expenses and deferred compensation and other liabilities. Of the $5.2 million restructuring charge liability related to employee costs at December 31, 2016, $5.0 million is expected to be paid in 2017. The restructuring charge liability related to employee costs is included as a component of accrued payroll and related benefits and deferred compensation and other liabilities.
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
On May 30, 2012, we entered into an amortizing interest rate swap agreement effective May 31, 2012, which also ended April 14, 2016. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $37.0 million and amortized throughout the term. Under the terms of the interest rate swap agreement, we received from the counterparty interest on the notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 0.70%.
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of December 31, 2016, it was anticipated that all of

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. Our interest rate swap agreements were effective during the twelve months ended December 31, 2016.
The table below sets forth additional information relating to these interest rate swaps designated as cash flow hedging instruments as of December 31, 2016 and 2015.

	Fair Value (Derivative Asset and Liability) As of December 31,
Balance Sheet Location	2016	2015
Other non-current assets	$—	$86
Accrued expenses	$54	$242
All of the Company’s derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is the Company’s policy to record all derivative assets and liabilities on a gross basis on our consolidated balance sheet. All of the Company’s derivative instruments as of December 31, 2016 and 2015 were held with the same counterparty.
We do not use derivative instruments for trading or other speculative purposes. Refer to Note 13 “Other Comprehensive Income (Loss)” for additional information on our derivative instruments.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

12. Fair Value of Financial Instruments
Certain of our assets and liabilities are measured at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy for inputs used in measuring fair value and requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy consists of three levels based on the objectivity of the inputs as follows:

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

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
Promissory note	$—	$—	$2,325	$2,325
Convertible debt investment	—	—	34,675	34,675
Deferred compensation assets	—	16,408	—	16,408
Total assets	$—	$16,408	$37,000	$53,408
Liabilities:
Interest rate swaps	$—	$54	$—	$54
Contingent consideration for business acquisitions	—	—	8,827	8,827
Total liabilities	$—	$54	$8,827	$8,881
December 31, 2015
Assets:
Promissory note	$—	$—	$2,309	$2,309
Convertible debt investment	—	—	34,831	34,831
Deferred compensation assets	—	13,188	—	13,188
Total assets	$—	$13,188	$37,140	$50,328
Liabilities:
Interest rate swaps	$—	$156	$—	$156
Contingent consideration for business acquisitions	—	—	2,063	2,063
Total liabilities	$—	$156	$2,063	$2,219
Deferred compensation assets: We have a non-qualified deferred compensation plan (the "Plan") for the members of our board of directors and a select group of our employees. The deferred compensation liability is funded by the Plan assets, which consist of life insurance policies maintained within a trust. The cash surrender value of the life insurance policies approximates fair value based on third-party broker statements which are derived from the fair value of the life insurance policies' underlying investments, which are Level 2 inputs. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The Plan assets are included in other non-current assets

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

on our consolidated balance sheet. Realized and unrealized gains (losses) from the deferred compensation assets are recorded to other income (expense), net in our consolidated statement of earnings.
Interest rate swaps: The fair value of our interest rate swaps was derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.
Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to us annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. This fair value measurement is based on significant inputs not observable in the market and thus represent Level 3 inputs. As of December 31, 2016, $0.2 million is recorded in prepaid expenses and other current assets and represents the present value of the payments expected to be received in the next twelve months, and the remaining $2.1 million is recorded in other non-current assets.
The table below sets forth the changes in the balance of the promissory note for the years ended December 31, 2016 and 2015.

Promissory Note
Balance as of December 31, 2014	$2,137
Interest payments received	(191)
Change in fair value of promissory note	363
Balance as of December 31, 2015	2,309
Interest payments received	(191)
Change in fair value of promissory note	207
Balance as of December 31, 2016	$2,325
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
To determine the appropriate accounting treatment for our investment, we performed a variable interest entity (“VIE”) analysis and concluded that Shorelight does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the convertible notes are not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment to be that of an available-for-sale security.
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
The table below sets forth the changes in the balance of the convertible debt investment for the years ended December 31, 2016 and 2015.

Convertible Debt Investment
Balance as of December 31, 2014	$12,250
Purchases	15,438
Change in fair value of convertible debt investment	7,143
Balance as of December 31, 2015	34,831
Change in fair value of convertible debt investment	(156)
Balance as of December 31, 2016	$34,675

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and discount rates, which typically reflect a risk-free rate. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded to litigation and other gains, net in our consolidated statement of earnings of that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheet and consolidated statement of earnings. Actual results may differ from our estimates. Refer to Note 4 “Acquisitions” for information on the acquisitions completed in 2016, 2015, and 2014. The current portion of the contingent consideration liabilities is recorded in accrued expenses and the long-term portion is recorded in deferred compensation and other liabilities.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the years ended December 31, 2016 and 2015.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2014	$226
Acquisitions	2,063
Remeasurement of contingent consideration for business acquisitions	(226)
Balance as of December 31, 2015	2,063
Acquisitions	8,754
Remeasurement of contingent consideration for business acquisitions	(1,990)
Balance as of December 31, 2016	$8,827
Financial assets and liabilities not recorded at fair value are as follows:
Senior Secured Credit Facility
The carrying value of our borrowings outstanding under our senior secured credit facility is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the senior secured credit facility bears interest at variable rates based on market rates as set forth in the Amended Credit Agreement. Refer to Note 7 “Financing Arrangements.”
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$224,065	$245,018	$215,376	$248,010
The differences between the $250 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of December 31, 2016 and 2015, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 7 “Financing Arrangements” for additional details on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended December 31, 2016 and 2015.
Based on the closing price of our common stock of $50.65 on December 31, 2016, the if-converted value of the Convertible Notes was less than the principal amount.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values for all other financial instruments not described above reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
13. Other Comprehensive Income (Loss)
The table below sets forth the components of accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2016, 2015, and 2014.

	Foreign Currency Translation	Available-for- Sale Investments	Cash Flow Hedges (1)	Total
Balance as of December 31, 2013	$(716)	$—	$(81)	$(797)
Foreign currency translation adjustment, net of tax of $111	(1,618)	—	—	(1,618)
Unrealized loss on investments, net of tax of $0	—	(250)	—	(250)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $341	—	—	(510)	(510)
Reclassification adjustment into earnings, net of tax of $(347)	—	—	520	520
Balance as of December 31, 2014	(2,334)	(250)	(71)	(2,655)
Foreign currency translation adjustment, net of tax of $0	(403)	—	—	(403)
Reclassification adjustment into earnings, net of tax of $0 (2)	2,220	—	—	2,220
Unrealized gain on investments, net of tax of $(2,709)	—	4,435	—	4,435
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $327	—	—	(492)	(492)
Reclassification adjustment into earnings, net of tax of $(320)	—	—	480	480
Balance as of December 31, 2015	(517)	4,185	(83)	3,585
Foreign currency translation adjustment, net of tax of $0	64	—	—	64
Unrealized loss on investments, net of tax of $59	—	(97)	—	(97)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $122	—	—	(179)	(179)
Reclassification adjustment into earnings, net of tax of $(161)	—	—	242	242
Balance as of December 31, 2016	$(453)	$4,088	$(20)	$3,615

(1)	The before tax amounts reclassified from accumulated other comprehensive income (loss) related to our cash flow hedges are recorded to interest expense, net of interest income.

(2)
In connection with the divestiture of Huron Legal, which included the sale of certain wholly-owned foreign subsidiaries, we reclassified $2.2 million of accumulated translation losses to net income from discontinued operations.

14. Employee Benefit and Deferred Compensation Plans
We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax contributions and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match an amount equal to the employees’ contributions up to 6% of the employees’ salaries. Our matching contributions, including those related to our discontinued operations, for the years ended December 31, 2016, 2015, and 2014 were $19.4 million, $17.6 million, and $16.1 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement, or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2016 and 2015 was $16.4 million and $13.1 million, respectively. This deferred compensation liability is funded by the Plan assets.
15. Equity Incentive Plans
In 2012, Huron adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”), in order to increase the number of shares of common stock available as equity compensation to employees, non-employee directors, and independent contractors, and to make certain updates to reflect changes in market practices. The 2012 Plan replaced, on a prospective basis, our 2004 Omnibus Stock Plan (the "2004 Plan") such that future grants will be granted under the 2012 Plan and any outstanding awards granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant will not become available for grant under the 2012 Plan. The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock, performance shares and other share-based or cash-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. The 2012 Plan was amended on May 2, 2014 to increase the number of shares authorized for issuance by 850,000 shares. As of December 31, 2016, approximately 0.8 million shares remain available for issuance under the 2012 Plan.
On May 1, 2015, we adopted the Stock Ownership Participation Program (the “SOPP”), which is available to Huron employees below the managing director level who do not receive equity-based awards as part of their normal compensation plan. Under the SOPP, eligible employees may elect to use after-tax payroll deductions, or cash contributions, to purchase shares of the Company’s common stock on certain designated purchase dates. Employees who purchase stock under the SOPP are granted restricted stock equal to 25% of their purchased shares. Vesting of the restricted stock is subject to both a time-based vesting schedule and requirement that the purchased shares be held for a specified holding period. The initial amount of shares available for issuance under the SOPP was 300,000. Prior to adopting the SOPP, the matching share grants and the employee purchased shares under the stock ownership participation program were governed by the 2012 Plan. As of December 31, 2016, approximately 0.2 million shares remain available for issuance under the SOPP.
It has been our practice to issue shares of common stock upon exercise of stock options and granting of restricted stock from authorized but unissued shares, with the exception of the SOPP under which shares are issued from treasury stock.
The Compensation Committee of the board of directors has the responsibility of interpreting the 2012 Plan and SOPP and determining all of the terms and conditions of awards made under the plans, including when the awards will become exercisable or otherwise vest. In 2013, the Compensation Committee amended certain share-based awards outstanding under our 2012 Plan and our 2004 Plan to provide for a retirement eligibility provision. Under this provision, eligible employees who have reached 62 years of age and have completed seven years of employment with the Company will continue vesting in their share-based awards after retirement, subject to certain conditions. This retirement eligibility provision will also apply to future awards granted to eligible employees under the 2012 Plan.
Total share-based compensation cost recognized for the years ended December 31, 2016, 2015, and 2014 was $16.6 million, $19.2 million, and $18.8 million, respectively, with related income tax benefits of $6.4 million, $7.6 million, and $7.4 million, respectively. As of December 31, 2016, there was $20.4 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.3 years.
Restricted Stock Awards
The grant date fair values of our restricted stock awards are measured based on the fair value of our common stock at grant date and amortized into expense over the service period. Subject to acceleration under certain conditions, the majority of our restricted stock vests annually over four years.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below summarizes the restricted stock activity for the year ended December 31, 2016.

	Number of Shares
	2012 Omnibus Incentive Plan	2004 Omnibus Stock Plan	Stock Ownership Participation Program	Total	Weighted Average Grant Date Fair Value (in dollars)
Nonvested restricted stock at December 31, 2015	609	51	8	668	$59.41
Granted	286	—	13	299	$56.28
Vested	(210)	(48)	(7)	(265)	$54.67
Forfeited	(75)	(3)	(2)	(80)	$60.61
Nonvested restricted stock at December 31, 2016	610	—	12	622	$59.77
The aggregate fair value of restricted stock that vested during the years ended December 31, 2016, 2015, and 2014 was $14.9 million, $23.9 million, and $19.8 million, respectively. The weighted average grant date fair value per share of restricted stock granted was $66.21 during both 2015 and 2014.
Performance-based Share Awards
During 2016, 2015, and 2014, the Company granted performance-based share awards to our named executive officers and certain managing directors. The total number of shares earned by recipients of these awards is contingent upon meeting practice and Company-wide performance goals. Following the performance period, the awards are subject to the completion of a service period, which is generally an additional two to three years. The earned awards vest on a graded vesting schedule over the service period. For certain performance awards, the recipients may earn additional shares of stock for performance achieved above the stated target. The grant date fair values of our performance-based share awards are measured based on the fair value of our common stock at grant date. Compensation cost is amortized into expense over the service period.
The table below summarizes the performance-based stock activity for the year ended December 31, 2016. All nonvested performance-based stock outstanding at December 31, 2015 and 2016 was granted under the 2012 Omnibus Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2015	234	$63.54
Granted (1)	196	$55.52
Vested	(55)	$53.75
Forfeited (2)	(136)	$64.85
Nonvested performance-based stock at December 31, 2016 (3)	239	$58.47

(1)
Shares granted in 2016 are presented at the stated target, which represents the base number of shares that could be earned. Actual shares earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.

(2)	Forfeited shares includes shares forfeited as a result of not meeting the performance criteria of the award as well as shares forfeited upon termination.

(3)
Of the 239,000 nonvested performance-based shares outstanding as of December 31, 2016, approximately 198,000 shares were unearned and subject to achievement of specific financial goals. Once earned, the awards will be subject to time-based vesting according to the terms of the award. Based on 2016 financial results, approximately 111,000 of the 198,000 unearned shares will be forfeited in the first quarter of 2017.

The aggregate fair value of performance-based stock that vested during the years ended December 31, 2016, 2015, and 2014 was $3.0 million, $6.5 million, and $5.2 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2015 and 2014 was $66.63 and $64.52, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Stock Options
Prior to 2014, the Company granted stock option awards to certain named executive officers. No stock option awards were granted in 2016, 2015, or 2014. The exercise prices of stock options are equal to the fair value of a share of common stock on the date of grant. Subject to acceleration under certain conditions, our stock options vest annually over four years. All stock options have a 10-year contractual term.
Stock option activity for the year ended December 31, 2016 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	199	$28.99	5.3	$6.1
Granted	—
Exercised	5	$26.19		$0.1
Forfeited or expired	—
Outstanding at December 31, 2016 (1)	194	$29.06	4.3	$4.2
Exercisable at December 31, 2016	185	$28.56	4.2	$4.1

(1)	Of the 194,000 outstanding options, approximately 157,000 were granted under the 2004 Omnibus Stock Plan, and the remaining 37,000 options were granted under the 2012 Omnibus Incentive Plan.
The aggregate intrinsic value of options exercised during 2014 was $1.6 million. No options were exercised in 2015.
16. Income Taxes
The income tax expense for continuing operations for the years ended December 31, 2016, 2015, and 2014 consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$15,726	$4,806	$16,361
State	1,623	2,380	4,881
Foreign	1,021	350	(175)
Total current	18,370	7,536	21,067
Deferred:
Federal	1,662	12,450	10,637
State	(274)	1,482	1,170
Foreign	(81)	202	185
Total deferred	1,307	14,134	11,992
Income tax expense for continuing operations	$19,677	$21,670	$33,059
The components of income from continuing operations before income tax expense were as follows:

	Year Ended December 31,
	2016	2015	2014
U.S.	$56,141	$85,164	$83,851
Foreign	3,016	(1,599)	(3,790)
Total	$59,157	$83,565	$80,061

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2016	2015	2014
Percent of pretax income from continuing operations:
At U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	4.6	4.5
Meals and entertainment	1.1	0.6	0.6
Valuation allowance	(3.2)	0.5	1.2
Foreign source income	(0.5)	0.5	0.9
Tax credits / Section 199 Deduction	(1.1)	(1.0)	(0.9)
Net tax (benefit) expense related to “check-the-box” election (1)	—	(14.7)	0.4
Other	0.3	0.4	(0.4)
Effective income tax expense rate for continuing operations	33.3%	25.9%	41.3%

(1)
In the fourth quarter of 2015, we made a tax election to classify two of our wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we realized an income tax benefit of $13.0 million, of which $0.7 million is unrecognized, resulting in a net recognized tax benefit of $12.3 million.

The effective tax rate for discontinued operations in 2016 was (33.4)%, based on tax benefits of $0.9 million and a pretax loss from discontinued operations of $2.8 million, and was lower than the statutory tax rate primarily due to an increase in the valuation allowance for foreign tax credits. The effective tax rate for discontinued operations in 2015 was 169.0%, based on tax expense of $1.8 million and a pretax loss from discontinued operations of $1.1 million, and was higher than the statutory tax rate primarily due to the tax expense recognized from the sale of the Huron Legal segment. Refer to Note 3 "Discontinued Operations" for further detail on the sale of the Huron Legal segment. The effective tax rate for discontinued operations in 2014 was 7.2%, based on tax expense of $2.5 million and pretax income from discontinued operations of $34.5 million, and was lower than the statutory tax rate primarily due to the impact of a "check-the-box" election made in the first quarter of 2014. As a result of this election, we realized an income tax benefit of $13.8 million, of which $2.4 million is unrecognized, resulting in a net recognized tax benefit for discontinued operations of $11.4 million.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The net deferred tax liabilities for continuing operations at December 31, 2016 and 2015 consisted of the following:

	As of December 31,
	2016	2015
Deferred tax assets:
Share-based compensation	$10,151	$10,234
Accrued payroll and other liabilities	10,004	9,074
Deferred lease incentives	4,666	4,691
Convertible note hedge transactions	12,197	12,690
Revenue recognition	1,983	1,611
Net operating loss carry-forwards	92	529
Tax credits	1,804	1,935
Other	4,164	3,632
Total deferred tax assets	45,061	44,396
Valuation allowance	(626)	(2,242)
Net deferred tax assets	44,435	42,154
Deferred tax liabilities:
Prepaid expenses	(2,500)	(2,943)
Property and equipment	(2,933)	(2,406)
Intangibles and goodwill	(60,411)	(56,584)
Convertible note discount	(11,586)	(11,793)
Other	(2,638)	(3,116)
Total deferred tax liabilities	(80,068)	(76,842)
Net deferred tax liability for continuing operations	$(35,633)	$(34,688)
As of December 31, 2016 and 2015, we had valuation allowances of $0.6 million and $2.2 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign losses. The decrease in valuation allowances in 2016 primarily related to the release of certain valuation allowances on foreign tax credits, as we expect to have sufficient foreign source income to utilize these credits before their expiration.
The Company has federal and state tax credit carry-forwards of $1.8 million which expire in 2022 and 2019, respectively. The Company has no federal net operating losses or state net operating loss carry-forwards as of December 31, 2016.
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
A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2014	$411
Additions based on tax positions related to the current year	2,410
Decrease based on tax positions related to the prior year	(333)
Balance at December 31, 2014	2,488
Additions based on tax positions related to the current year	735
Balance at December 31, 2015	3,223
Additions based on tax positions related to the prior year	117
Balance at December 31, 2016	$3,340

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Of the $3.3 million of unrecognized tax benefits at December 31, 2016, $0.9 million would affect the effective tax rate of continuing operations and $2.4 million would affect the effective tax rate of discontinued operations, if recognized. As of December 31, 2016, we have $2.4 million of unrecognized tax benefits related to positions taken on our tax returns for discontinued operations. While such tax returns remain subject to audit by tax authorities, it is reasonably possible that these unrecognized tax benefits may decrease over the next 12 months due to the expiration of statute of limitations.
As of December 31, 2016 and 2015, a de minimis amount was accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of earnings.
We file income tax returns with federal, state, local and foreign jurisdictions. Tax years 2012 through 2015 are subject to future examinations by federal tax authorities. Tax years 2009 through 2015 are subject to future examinations by state and local tax authorities. Currently, the Company is not under audit by any tax authority. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2009 through 2015.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

17. Commitments, Contingencies and Guarantees
Lease Commitments
We lease office space under non-cancelable operating lease arrangements expiring on various dates through 2027, with various renewal options. Our principal executive offices located in Chicago, Illinois are under a lease expiring in September 2024. We have a five-year renewal option that will allow us to continue to occupy this office space until September 2029. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expenses above the specified amount. Rent expense, including operating costs and taxes, for the years ended December 31, 2016, 2015, and 2014 was $11.5 million, $12.3 million, and $9.8 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2016, are as follows:

	Operating Lease Obligations	Sublease Income
2017	$17,370	$2,626
2018	16,599	1,438
2019	13,392	555
2020	12,253	—
2021	11,070	—
Thereafter	33,311	—
Total	$103,995	$4,619
Litigation
From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation or legal proceeding that, in the current opinion of management, could have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.
Guarantees
Guarantees in the form of letters of credit totaling $4.8 million were outstanding at both December 31, 2016 and 2015, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2016 and 2015, the total estimated fair value of our contingent consideration liabilities was $8.8 million and $2.1 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

18. Segment Information
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker, who is our chief executive officer, manages the business under four operating segments, which are our reportable segments: Healthcare, Education and Life Sciences, Business Advisory, and All Other.

•	Healthcare
Our Healthcare segment provides advisory services - from strategy setting through implementation - in the areas of organizational and resource alignment, clinical transformation, financial and operational performance, patient and caregiver engagement, and technology implementation and optimization. We serve national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and medical groups. Our solutions help clients evolve and adapt to the rapidly changing healthcare environment and achieve growth, optimize performance, enhance profitability, improve quality and clinical outcomes, and drive physician, patient, and employee engagement across the enterprise.

•	Education and Life Sciences
Our Education and Life Sciences segment provides management consulting and technology solutions to the higher education, academic medical center, pharmaceutical and medical device, biotechnology, and research industries. We partner with clients to address challenges relating to business and technology strategy, financial management, operational and organizational effectiveness, research administration, and regulatory compliance.

•	Business Advisory
Our Business Advisory segment provides services to middle market and large organizations, not-for-profit organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition as well as creditors, equity owners, and other key constituents. Our Business Advisory practice resolves complex business issues and enhances client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. Our Enterprise Solutions and Analytics practice delivers technology and analytic solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our expertise in full-service enterprise performance management (EPM), enterprise resource planning (ERP), business intelligence and analytics, customer relationship management (CRM), and data management services helps clients identify and execute on business and technology strategies to drive results and gain a competitive advantage.

•	All Other
Our All Other segment consists of any line of business not managed by our other operating segments. These businesses included our public sector consulting practice and our foreign consulting operations based in the Middle East, both of which we wound down in 2015. We did not generate any revenues from our All Other segment during 2016.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The tables below set forth information about our operating segments for the years ended December 31, 2016, 2015, and 2014, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because our international operations are immaterial. Refer to Note 3 “Discontinued Operations” for information on the divestiture of the Huron Legal segment in 2015.

	Year Ended December 31,
	2016	2015	2014
Healthcare:
Revenues	$424,912	$446,887	$415,803
Operating income	$147,903	$169,560	$159,015
Segment operating income as a percentage of segment revenues	34.8%	37.9%	38.2%
Education and Life Sciences:
Revenues	$178,978	$167,933	$145,962
Operating income	$43,233	$44,216	$36,131
Segment operating income as a percentage of segment revenues	24.2%	26.3%	24.8%
Business Advisory:
Revenues	$122,382	$82,968	$62,840
Operating income	$24,459	$19,263	$14,035
Segment operating income as a percentage of segment revenues	20.0%	23.2%	22.3%
All Other:
Revenues	$—	$1,222	$3,081
Operating loss	$—	$(1,718)	$(2,466)
Segment operating loss as a percentage of segment revenues	N/M	N/M	N/M
Total Company:
Revenues	$726,272	$699,010	$627,686
Reimbursable expenses	71,712	70,013	73,847
Total revenues and reimbursable expenses	$797,984	$769,023	$701,533
Statements of Earnings reconciliation:
Segment operating income	$215,595	$231,321	$206,715
Items not allocated at the segment level:
Other operating expenses	111,852	112,164	103,514
Litigation and other gains, net	(1,990)	(9,476)	(590)
Depreciation and amortization expense	31,499	25,135	15,451
Other expense, net	15,077	19,933	8,279
Income from continuing operations before income tax expense	$59,157	$83,565	$80,061
 N/M – Not Meaningful

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	As of December 31,
Segment Assets:	2016	2015	2014
Healthcare	$69,274	$84,088	$112,190
Education and Life Sciences	40,834	35,916	28,973
Business Advisory	35,411	21,885	19,134
All Other	—	—	379
Unallocated assets (1)	1,007,696	1,017,654	995,238
Total assets	$1,153,215	$1,159,543	$1,155,914

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

For the years ended December 31, 2016, 2015, and 2014, substantially all of our revenues and long-lived assets were attributed to or located in the United States.
At December 31, 2016 and 2015, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the years ended December 31, 2016, 2015, and 2014, no single client generated greater than 10% of our consolidated revenues.
19. Valuation and Qualifying Accounts
The table below sets forth the changes in the carrying amount of our allowances for doubtful accounts and unbilled services and valuation allowance for deferred tax assets for the years ended December 31, 2016, 2015, and 2014.

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2014:
Allowances for doubtful accounts and unbilled services	$9,925	36,044	31,840	$14,129
Valuation allowance for deferred tax assets	$1,406	1,025	—	$2,431
Year ended December 31, 2015:
Allowances for doubtful accounts and unbilled services	$14,129	40,003	37,246	$16,886
Valuation allowance for deferred tax assets	$2,431	1,212	1,401	$2,242
Year ended December 31, 2016:
Allowances for doubtful accounts and unbilled services	$16,886	48,901	44,528	$21,259
Valuation allowance for deferred tax assets	$2,242	113	1,729	$626

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

20. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
2016	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$180,489	$184,259	$183,400	$178,124
Reimbursable expenses	16,561	18,982	19,093	17,076
Total revenues and reimbursable expenses	197,050	203,241	202,493	195,200
Gross profit	65,180	77,138	71,131	60,090
Operating income	14,376	28,209	23,240	8,409
Net income from continuing operations	6,866	16,139	12,288	4,187
Income (loss) from discontinued operations, net of tax	(864)	(970)	4	(33)
Net income	6,002	15,169	12,292	4,154
Net earnings per basic share:
Net income from continuing operations	$0.33	$0.77	$0.58	$0.20
Income (loss) from discontinued operations, net of tax	(0.05)	(0.05)	—	—
Net income	$0.28	$0.72	$0.58	$0.20
Net earnings per diluted share:
Net income from continuing operations	$0.32	$0.76	$0.57	$0.19
Income (loss) from discontinued operations, net of tax	(0.04)	(0.05)	—	—
Net income	$0.28	$0.71	$0.57	$0.19
Weighted average shares used in calculating earnings per share:
Basic	21,114	21,061	21,076	21,083
Diluted	21,460	21,376	21,445	21,473

	Quarter Ended
2015	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$154,426	$184,019	$175,465	$185,100
Reimbursable expenses	16,308	20,867	16,091	16,747
Total revenues and reimbursable expenses	170,734	204,886	191,556	201,847
Gross profit	50,479	77,793	76,160	75,956
Operating income	7,936	28,797	30,056	36,709
Net income from continuing operations	968	14,148	14,277	32,502
Income (loss) from discontinued operations, net of tax	534	4,685	5,097	(13,159)
Net income	1,502	18,833	19,374	19,343
Net earnings per basic share:
Net income from continuing operations	$0.04	$0.64	$0.65	$1.47
Income (loss) from discontinued operations, net of tax	0.03	0.21	0.23	(0.59)
Net income	$0.07	$0.85	$0.88	$0.88
Net earnings per diluted share:
Net income from continuing operations	$0.04	$0.62	$0.63	$1.44
Income (loss) from discontinued operations, net of tax	0.03	0.21	0.23	(0.58)
Net income	$0.07	$0.83	$0.86	$0.86
Weighted average shares used in calculating earnings per share:
Basic	22,126	22,220	22,107	22,093
Diluted	22,602	22,654	22,592	22,551
21. Subsequent Events
On January 9, 2017, we completed our acquisition of Pope Woodhead and Associates Limited ("Pope Woodhead"), a U.K.-based consulting firm providing market access capabilities to assist clients in developing value propositions for innovative medicines and technologies. The acquisition expands our life sciences strategy expertise and strengthens our ability to lead clients through complex payer and regulatory environments. The results of operations of Pope Woodhead will be included within the Education and Life Sciences segment from the date of

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

acquisition. The acquisition of Pope Woodhead is not significant to our consolidated financial statements. We have not yet completed a valuation of the assets acquired and liabilities assumed in the acquisition.
On February 16, 2017, we entered into an agreement to acquire Innosight Holdings, LLC ("Innosight"), a growth strategy firm focused on helping companies navigate disruptive change and manage strategic transformation. Under the terms of the purchase agreement, we will purchase Innosight for $100 million upon closing of the transaction, consisting of $90 million in cash and $10 million in Huron common stock, plus contingent consideration of up to $35 million if specific financial performance targets are met over a four-year period. The cash component of the transaction will be financed with cash on hand and borrowings under our senior secured credit facility. The results of operations of Innosight will be included within the Business Advisory segment. The transaction is expected to close in March 2017, subject to customary closing conditions.