Form 10-Q
period 2017-03-31
Huron Consulting Group Inc.
filed 2017-05-01
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 21, 2017, 22,100,444 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$12,667	$17,027
Receivables from clients, net	96,262	94,246
Unbilled services, net	67,540	51,290
Income tax receivable	5,626	4,211
Prepaid expenses and other current assets	14,690	13,308
Total current assets	196,785	180,082
Property and equipment, net	36,067	32,434
Long-term investment	37,569	34,675
Other non-current assets	26,652	24,814
Intangible assets, net	97,469	81,348
Goodwill	897,752	799,862
Total assets	$1,292,294	$1,153,215
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,426	$7,273
Accrued expenses	24,342	19,788
Accrued payroll and related benefits	39,988	82,669
Accrued contingent consideration for business acquisitions	8,263	1,985
Deferred revenues	24,005	24,053
Total current liabilities	106,024	135,768
Non-current liabilities:
Deferred compensation and other liabilities	25,379	24,171
Accrued contingent consideration for business acquisitions, net of current portion	15,101	6,842
Long-term debt	422,297	292,065
Deferred lease incentives	12,477	10,703
Deferred income taxes, net	45,359	35,633
Total non-current liabilities	520,613	369,414
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,487,820 and 24,126,118 shares issued at March 31, 2017 and December 31, 2016, respectively	240	235
Treasury stock, at cost, 2,364,699 and 2,408,343 shares at March 31, 2017 and December 31, 2016, respectively	(117,813)	(113,195)
Additional paid-in capital	421,023	405,895
Retained earnings	356,346	351,483
Accumulated other comprehensive income	5,861	3,615
Total stockholders’ equity	665,657	648,033
Total liabilities and stockholders’ equity	$1,292,294	$1,153,215

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues and reimbursable expenses:
Revenues	$188,849	$180,489
Reimbursable expenses	16,950	16,561
Total revenues and reimbursable expenses	205,799	197,050
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	115,741	111,857
Amortization of intangible assets and software development costs	2,986	3,386
Reimbursable expenses	16,869	16,627
Total direct costs and reimbursable expenses	135,596	131,870
Operating expenses:
Selling, general and administrative expenses	46,856	42,057
Restructuring charges	279	1,333
Depreciation and amortization	8,919	7,414
Total operating expenses	56,054	50,804
Operating income	14,149	14,376
Other income (expense), net:
Interest expense, net of interest income	(4,004)	(3,971)
Other income, net	758	471
Total other expense, net	(3,246)	(3,500)
Income from continuing operations before income tax expense	10,903	10,876
Income tax expense	5,748	4,010
Net income from continuing operations	5,155	6,866
Income (loss) from discontinued operations, net of tax	143	(864)
Net income	$5,298	$6,002
Net earnings per basic share:
Net income from continuing operations	$0.24	$0.33
Income (loss) from discontinued operations, net of tax	0.01	(0.05)
Net income	$0.25	$0.28
Net earnings per diluted share:
Net income from continuing operations	$0.24	$0.32
Income (loss) from discontinued operations, net of tax	0.01	(0.04)
Net income	$0.25	$0.28
Weighted average shares used in calculating earnings per share:
Basic	21,239	21,114
Diluted	21,474	21,460
Comprehensive income:
Net income	$5,298	$6,002
Foreign currency translation adjustments, net of tax	424	21
Unrealized gain on investment, net of tax	1,777	1,472
Unrealized gain (loss) on cash flow hedging instruments, net of tax	45	(114)
Other comprehensive income	2,246	1,379
Comprehensive income	$7,544	$7,381
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	23,478,016	$235	(2,420,913)	$(113,195)	$405,895	$351,483	$3,615	$648,033
Comprehensive income						5,298	2,246	7,544
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	284,707	3	(5,780)	(437)	434			—
Business acquisition	221,558	2			9,558			9,560
Share-based compensation					4,701			4,701
Shares redeemed for employee tax withholdings			(95,565)	(4,181)				(4,181)
Cumulative-effect adjustment from adoption of ASU 2016-09					435	(435)		—
Balance at March 31, 2017	23,984,281	$240	(2,522,258)	$(117,813)	$421,023	$356,346	$5,861	$665,657
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$5,298	$6,002
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,931	10,799
Share-based compensation	3,939	5,208
Amortization of debt discount and issuance costs	2,482	2,367
Allowances for doubtful accounts and unbilled services	1,346	2,418
Deferred income taxes	7,316	7,191
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients	6,663	14,834
(Increase) decrease in unbilled services	(14,282)	(19,363)
(Increase) decrease in current income tax receivable / payable, net	(2,026)	(8,247)
(Increase) decrease in other assets	(828)	10,983
Increase (decrease) in accounts payable and accrued liabilities	4,701	(3,960)
Increase (decrease) in accrued payroll and related benefits	(43,317)	(37,451)
Increase (decrease) in deferred revenues	(1,615)	198
Net cash used in operating activities	(18,392)	(9,021)
Cash flows from investing activities:
Purchases of property and equipment, net	(6,503)	(1,980)
Investment in life insurance policies	(133)	(866)
Purchases of businesses, net of cash acquired	(101,817)	(14,000)
Capitalization of internally developed software costs	(265)	(252)
Proceeds from note receivable	177	—
Net cash used in investing activities	(108,541)	(17,098)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	123
Shares redeemed for employee tax withholdings	(4,181)	(4,377)
Share repurchases	—	(55,265)
Proceeds from borrowings under credit facility	179,000	70,500
Repayments on credit facility	(51,000)	(30,000)
Payments for debt issuance costs	(395)	—
Payment of contingent consideration liabilities	(873)	—
Net cash provided by (used in) financing activities	122,551	(19,019)
Effect of exchange rate changes on cash	22	158
Net decrease in cash and cash equivalents	(4,360)	(44,980)
Cash and cash equivalents at beginning of the period	17,027	58,437
Cash and cash equivalents at end of the period	$12,667	$13,457
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$4,130	$1,461
Contingent consideration related to business acquisitions	$15,489	$6,500
Common stock issued related to business acquisition	$9,560	$—
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1. Description of Business
Huron is a global professional services firm committed to achieving sustainable results in partnership with its clients. We bring depth of expertise in strategy, technology, operations, advisory services, and analytics to drive lasting and measurable results in the healthcare, higher education, life sciences and commercial sectors. Through focus, passion, and collaboration, we provide guidance to support organizations as they contend with the change transforming their industries and businesses.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2017 and 2016. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
3. New Accounting Pronouncements
Recently Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, and forfeitures. We adopted this guidance in the first quarter of 2017, at which time we began recognizing excess tax benefits and deficiencies as income tax benefit or expense in our consolidated statements of earnings on a prospective basis. During the first quarter of 2017, we recognized $1.6 million of net excess tax deficiencies as income tax expense in our consolidated statement of earnings. Refer to Note 13 "Income Taxes" for additional information on our effective tax rate for the three months ended March 31, 2017. Additionally, upon adoption, we began classifying excess tax benefits as an operating activity on the statement of cash flows on a retrospective basis. As a result, we reclassified $0.9 million of excess tax benefits for the first three months of 2016 from cash flows from financing activities to cash flows from operating activities on our statement of cash flows. We elected to account for share-based award forfeitures as they occur, and applied this accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings of $0.4 million.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU 2016-06 clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815-15-25-42 (as amended by the ASU). The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. We adopted these amendments in the first quarter of 2017 on a modified retrospective basis. The adoption of these amendments did not have any impact on our consolidated financial statements.
Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required us to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for us beginning

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

January 1, 2020, with early adoption permitted, and will be applied on a prospective basis. We are currently evaluating the impact of this updated guidance on future annual or interim goodwill impairment tests performed.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The updated guidance is effective for us beginning January 1, 2018. We do not expect this guidance to have a material impact on our consolidated financial statements.
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
4. Discontinued Operations
On December 31, 2015, we sold Huron Legal to Consilio, Inc. ("Consilio"). Huron Legal provided eDiscovery services, consulting services and contract management services related to law department management, information governance and compliance, legal discovery, litigation management, and legal analytics.
The divestiture of the Huron Legal segment represented a strategic shift that had a major effect on our operations and financial results. As such, the operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of earnings for all periods presented. As of March 31, 2017 and December 31, 2016, no assets or liabilities of the disposed business remained on our consolidated balance sheet.
For the three months ended March 31, 2017, we recognized income from discontinued operations, net of tax, of $0.1 million, primarily related to updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment. For the three months ended March 31, 2016, we recognized a $0.9 million loss from discontinued operations, net of tax primarily related to employee benefit obligations and legal fees directly related to the sale of the Huron Legal segment.
In connection with the sale of Huron Legal, we entered into a transition services agreement ("TSA") with Consilio, under which we provide certain post-closing services, support, and facilities to Consilio to facilitate an orderly transfer of the Huron Legal business operations. Billings under the TSA, which we do not consider to be significant, are recorded as a reduction of the costs to provide the respective service, primarily in selling, general and administrative expenses in the consolidated statements of earnings. We expect to provide services under the TSA through the third quarter of 2017 with the scope of services decreasing over the term of the agreement. Other than the TSA, we have no continuing involvement with the Huron Legal segment.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

5. Acquisitions
Pope Woodhead and Associates Limited
On January 9, 2017, we completed our acquisition of Pope Woodhead and Associates Limited ("Pope Woodhead"), a U.K.-based consulting firm providing market access capabilities to assist clients in developing value propositions for innovative medicines and technologies. The acquisition expands our life sciences strategy expertise and strengthens our ability to lead clients through complex payer and regulatory environments. The acquisition of Pope Woodhead was not significant to our consolidated financial statements. Pope Woodhead's results of operations have been included in our consolidated financial statements and the results of operations of our Education and Life Sciences segment from the date of acquisition.
Innosight Holdings LLC
On March 1, 2017, we acquired 100% of the membership interests of Innosight Holdings LLC ("Innosight") in accordance with the purchase agreement dated February 16, 2017. Innosight is a growth strategy firm focused on helping companies navigate disruptive change and manage strategic transformation. Together with Innosight, we will use our strategic, operational, and technology capabilities to help clients across multiple industries develop pioneering solutions to address disruption and achieve sustained growth.
The acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The current fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed, but certain items, such as the valuations of the contingent consideration liability and intangible assets and the working capital adjustment, among other things, may be subject to change as additional information is received. Thus, the provisional measurements of fair value and goodwill are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The acquisition date fair value of the consideration transferred for Innosight was $113.1 million, which consisted of the following:

Fair value of consideration transferred
Cash	$90,725
Common stock	9,560
Preliminary contingent consideration liability	12,050
Accrued preliminary net working capital adjustment	810
Total consideration transferred	$113,145
We funded the cash component of the purchase price with cash on hand and borrowings of $89.0 million under our senior secured credit facility. We issued 221,558 shares of our common stock as part of the consideration transferred, with an acquisition date fair value of $9.6 million based on our common stock's closing price of $43.15 on the date of acquisition. The preliminary contingent consideration liability of $12.1 million represents the acquisition date fair value of the contingent consideration arrangement, pursuant to which we may be required to pay additional consideration to the sellers if specific financial performance targets are met over a four-year term. The maximum amount that may be paid is $35.0 million. See Note 11 "Fair Value of Financial Instruments" for additional information on the valuation of contingent consideration liabilities.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the acquisition date.

March 1, 2017
Assets acquired:
Accounts receivable	$7,752
Unbilled services	1,541
Prepaid expenses and other current assets	530
Property and equipment	419
Intangible assets	18,015
Liabilities assumed:
Accounts payable	569
Accrued expenses and other current liabilities	1,123
Accrued payroll and related benefits	816
Deferred revenues	30
Total identifiable net assets	25,719
Goodwill	87,426
Total purchase price	$113,145
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date.

	Fair Value	Useful Life in Years
Customer relationships	$9,500	6
Trade name	6,000	6
Customer contracts	1,000	1
Non-compete agreements	1,300	5
Favorable lease contract	215	1
Total intangible assets subject to amortization	$18,015
The weighted average amortization period for the identifiable intangible assets shown above is 5.6 years. Customer relationships and customer contracts represent the fair values of the underlying relationships and agreements with Innosight customers. The trade name represents the fair value of the brand and name recognition associated with the marketing of Innosight's service offerings. Non-compete agreements represent the value derived from preventing certain Innosight executives from entering into or starting a similar, competing business. The favorable lease contract represents the difference between the fair value and minimum lease obligations under the current outstanding lease. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and largely reflects the expanded market opportunities expected from combining the service offerings of Huron and Innosight, as well as the assembled workforce of Innosight. Goodwill recognized in conjunction with the acquisition of Innosight was recorded in the Business Advisory segment. Goodwill of $87.4 million is expected to be deductible for income tax purposes.
Innosight’s results of operations have been included in our unaudited consolidated statements of earnings and results of operations of our Business Advisory segment from the date of acquisition. For the three months ended March 31, 2017, revenues from Innosight were $5.2 million and operating income was $1.2 million, which included $0.8 million of amortization expense for intangible assets acquired. In connection with the acquisition of Innosight, we incurred $1.4 million of transaction and acquisition-related expenses, which were primarily incurred in the first quarter of 2017. These costs are recorded in selling, general and administrative expenses.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following unaudited supplemental pro forma information summarizes the combined results of operations of Huron and Innosight as though the companies were combined on January 1, 2016.

	Three Months Ended March 31,
	2017	2016
Revenues	$197,974	$189,570
Net income from continuing operations	$8,079	$5,630
Net income from continuing operations per share - basic	$0.38	$0.26
Net income from continuing operations per share - diluted	$0.37	$0.26
The historical financial information has been adjusted to give effect to pro forma adjustments consisting of intangible assets amortization expense, acquisition-related costs, interest expense, and the related income tax effects, which totaled $0.9 million and $3.2 million of additional expense for the three months ended March 31, 2017 and 2016, respectively. Additionally, the historical financial information has been adjusted to give effect to the shares issued as consideration. All of these adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had it completed the acquisition on January 1, 2016. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

6. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2017.

	Healthcare	Education and Life Sciences	Business Advisory	Total
Balance as of December 31, 2016:
Goodwill	$636,802	$102,906	$203,137	$942,845
Accumulated impairment losses	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2016	636,802	102,906	60,154	799,862
Goodwill recorded in connection with business acquisitions (1)	—	10,252	87,426	97,678
Foreign currency translation	—	144	68	212
Goodwill, net as of March 31, 2017	$636,802	$113,302	$147,648	$897,752

(1)	Refer to Note 5 “Acquisitions” for additional information on the goodwill recorded in connection with business acquisitions.
Intangible assets as of March 31, 2017 and December 31, 2016 consisted of the following:

		As of March 31, 2017		As of December 31, 2016
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 13	$105,141	$38,804	$89,279	$34,827
Trade names	2 to 6	29,016	13,367	22,930	11,652
Customer contracts	1 to 4	27,497	23,049	26,497	21,295
Technology and software	3 to 5	9,340	3,274	8,970	2,667
Non-competition agreements	1 to 5	5,292	1,931	3,685	1,697
Publishing content	3	3,300	2,338	3,300	2,062
Favorable lease contract	1 to 3	935	289	720	203
In-process technology	Indefinite	—	—	370	—
Total		$180,521	$83,052	$155,751	$74,403
Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Customer relationships and customer contracts, as well as certain trade names and technology and software, are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the assets. All other intangible assets with finite lives are amortized on a straight-line basis. In connection with the acquisition of MyRounding Solutions, LLC, we acquired in-process technology which was accounted for as an indefinite-lived intangible asset until the development of the technology was complete, which occurred in the first quarter of 2017. Upon completion, we reclassified the technology to definite-lived technology and software, and began amortizing the asset over a five-year useful life on a straight-line basis.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible asset amortization expense was $8.7 million and $7.4 million for the three months ended March 31, 2017 and 2016, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2017 and each of the five succeeding years for the definite-lived intangible assets recorded as of March 31, 2017.

Year Ending December 31,	Estimated Amortization Expense
2017	$34,780
2018	$23,728
2019	$17,121
2020	$11,998
2021	$8,043
2022	$6,090
Actual future amortization expense could differ from these estimated amounts as we finalize the valuations for Pope Woodhead and Innosight, and also as a result of future acquisitions, dispositions, and other factors.
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

	Three Months Ended March 31,
	2017	2016
Net income from continuing operations	$5,155	$6,866
Income (loss) from discontinued operations, net of tax	143	(864)
Net income	$5,298	$6,002

Weighted average common shares outstanding – basic	21,239	21,114
Weighted average common stock equivalents	235	346
Weighted average common shares outstanding – diluted	21,474	21,460

Net earnings per basic share:
Net income from continuing operations	$0.24	$0.33
Income (loss) from discontinued operations, net of tax	0.01	(0.05)
Net income	$0.25	$0.28

Net earnings per diluted share:
Net income from continuing operations	$0.24	$0.32
Income (loss) from discontinued operations, net of tax	0.01	(0.04)
Net income	$0.25	$0.28

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of March 31,
	2017	2016
Unvested restricted stock awards	92	46
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	6,350	6,304
See Note 8 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
We currently have a share repurchase program, authorized by our board of directors, pursuant to which we may, from time to time, repurchase up to $125 million of our common stock through October 31, 2017 (the “Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased in the first quarter of 2017. In the first quarter of 2016, we repurchased and retired 982,192 shares for $55.3 million. As of March 31, 2017, $35.1 million remains available for share repurchases.
8. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	March 31, 2017	December 31, 2016
1.25% convertible senior notes due 2019	$226,297	$224,065
Senior secured credit facility	196,000	68,000
Total long-term debt	$422,297	$292,065
A summary of the scheduled maturities of our debt follows:

Scheduled Maturities of Long-Term Debt
2019	$250,000
2020	$196,000
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
We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of March 31, 2017, the remaining life of the Convertible Notes is 2.5 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
As of March 31, 2017 and December 31, 2016, the Convertible Notes consisted of the following:

	As of March 31, 2017	As of December 31, 2016
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(20,592)	(22,520)
Less: debt issuance costs, net of amortization	(3,111)	(3,415)
Net carrying amount	$226,297	$224,065
Equity component (1)	$39,287	$39,287

(1)	Included in Additional paid-in capital on the consolidated balance sheet.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended March 31,
	2017	2016
Contractual interest coupon	$781	$781
Amortization of debt discount	1,928	1,839
Amortization of debt issuance costs	304	298
Total interest expense	$3,013	$2,918
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
Senior Secured Credit Facility
The Company has a $500 million five-year senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015 and amended by the first amendment to the credit agreement dated February 25, 2017 (as amended and modified the "Amended Credit Facility"), that becomes due and payable in full upon maturity on March 31, 2020. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $100 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $600 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Fees and interest on borrowings vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, borrowings under the Amended Credit Agreement will bear interest at one, two, three or six-month LIBOR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.25% per annum and 2.00% per annum, in the case of LIBOR borrowings, or between 0.25% per annum and 1.00% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.25 to 1.00 to 3.75 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At March 31, 2017, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.90 to 1.00 and a Consolidated Interest Coverage Ratio of 19.94 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at March 31, 2017 totaled $196.0 million. These borrowings carried a weighted average interest rate of 2.4%, including the effect of the interest rate swap described below in Note 10 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2016 were $68.0 million and carried a weighted average interest rate of 2.5%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2017, we had outstanding letters of credit totaling $2.2 million, which are primarily used as security deposits for our office facilities. As of March 31, 2017, the unused borrowing capacity under the revolving credit facility was $301.8 million.
9. Restructuring Charges
During the three months ended March 31, 2017, we incurred a $0.3 million pretax restructuring charge primarily related to updated assumptions for lease accruals.
During the first quarter of 2016, we incurred a $1.3 million pretax restructuring charge. The $1.3 million charge primarily consisted of $0.8 million related to workforce reductions in our corporate operations as we adjusted our infrastructure to align with our Huron Legal divestiture, $0.2 million related to updated assumptions for the lease accrual of the Washington, D.C. space vacated in the fourth quarter of 2014, and $0.2 million related to the wind down of our foreign consulting operations based in the Middle East.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the three months ended March 31, 2017.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2016	$5,182	$5,773	$24	$10,979
Additions (1)	154	141	61	356
Payments	(4,436)	(333)	—	(4,769)
Adjustments (1)	(78)	(229)	(68)	(375)
Non-cash items	—	—	(17)	(17)
Balance as of March 31, 2017	$822	$5,352	$—	$6,174

(1)
Additions and adjustments for the three months ended March 31, 2017 include a total of $0.3 million related to discontinued operations. Refer to Note 4 "Discontinued Operations" for additional information on our discontinued operations.

As of March 31, 2017, our restructuring charge liability related to office space reductions of $5.4 million represented the present value of remaining lease payments, net of estimated sublease income, primarily for our vacated office spaces in Washington, D.C. and Houston. This restructuring charge liability is included as a component of accrued expenses and deferred compensation and other liabilities. Of the $0.8 million restructuring charge liability related to employee costs at March 31, 2017, $0.6 million is expected to be paid in the next 12 months. The restructuring charge liability related to employee costs is included as a component of accrued payroll and related benefits and deferred compensation and other liabilities.
10. Derivative Instruments and Hedging Activity
On April 4, 2013, we entered into a forward amortizing interest rate swap agreement effective March 31, 2014 and ending August 31, 2017. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $60.0 million and amortized quarterly until April 2016. In April 2016, the notional amount of this interest rate swap increased to $86.0 million and continues to amortize quarterly throughout the remaining term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.985%.
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated this derivative instrument as a cash flow hedge. Therefore, changes in the fair value of the derivative instrument is recorded as a component of other comprehensive income (“OCI”) to the extent of effectiveness and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense. As of March 31, 2017, it was anticipated that all of the gains, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. Our interest rate swap agreement was effective during the three months ended March 31, 2017.
The table below sets forth additional information relating to the interest rate swap designated as a cash flow hedging instrument as of March 31, 2017 and December 31, 2016.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	March 31, 2017	December 31, 2016
Prepaid expenses and other current assets	$20	$—
Accrued expenses	$—	$54
All of our derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is our policy to record all derivative assets and liabilities on a gross basis on our

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

consolidated balance sheet. The interest rate swap outstanding as of March 31, 2017 and December 31, 2016 was held with the same counterparty.
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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets:
Interest rate swap	$—	$20	$—	$20
Promissory note	—	—	2,213	2,213
Convertible debt investment	—	—	37,569	37,569
Deferred compensation assets	—	17,316	—	17,316
Total assets	$—	$17,336	$39,782	$57,118
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$23,364	$23,364
Total liabilities	$—	$—	$23,364	$23,364
December 31, 2016
Assets:
Promissory note	$—	$—	$2,325	$2,325
Convertible debt investment	—	—	34,675	34,675
Deferred compensation assets	—	16,408	—	16,408
Total assets	$—	$16,408	$37,000	$53,408
Liabilities:
Interest rate swap	$—	$54	$—	$54
Contingent consideration for business acquisitions	—	—	8,827	8,827
Total liabilities	$—	$54	$8,827	$8,881
Deferred compensation assets: We have a non-qualified deferred compensation plan (the "Plan") for the members of our board of directors and a select group of our employees. The deferred compensation liability is funded by the Plan assets, which consist of life insurance policies maintained within a trust. The cash surrender value of the life insurance policies approximates fair value based on third-party broker statements which are derived from the fair value of the life insurance policies' underlying investments, which are Level 2 inputs. The cash surrender value of the life insurance policies is invested primarily in mutual

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

funds. The Plan assets are included in other non-current assets on our consolidated balance sheet. Realized and unrealized gains (losses) from the deferred compensation assets are recorded to other income (expense), net in our consolidated statements of earnings.
Interest rate swap: The fair value of our interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.
Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, the Company received a $3.5 million promissory note payable over four years. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to us annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. This fair value measurement is based on significant inputs not observable in the market and thus represent Level 3 inputs. As of March 31, 2017, $0.2 million is recorded in prepaid expenses and other current assets and represents the present value of the payments expected to be received in the next 12 months, and the remaining $2.0 million is recorded in other non-current assets.
The table below sets forth the changes in the balance of the promissory note for the three months ended March 31, 2017.

Promissory Note
Balance as of December 31, 2016	$2,325
Interest payments received	(48)
Principal payment received	(177)
Change in fair value of promissory note	113
Balance as of March 31, 2017	$2,213
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
To determine the appropriate accounting treatment for our investment, we performed a variable interest entity (“VIE”) analysis and concluded that Shorelight does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the convertible notes are not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment to be that of an available-for-sale debt security.
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
The table below sets forth the changes in the balance of the convertible debt investment for the three months ended March 31, 2017.

Convertible Debt Investment
Balance as of December 31, 2016	$34,675
Change in fair value of convertible debt investment	2,894
Balance as of March 31, 2017	$37,569

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and discount rates, which typically reflect a risk-free rate. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of earnings of that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of earnings. Actual results may differ from our estimates. Refer to Note 5 “Acquisitions” for information on the acquisitions completed in 2017. The current portion of the contingent consideration liabilities is recorded in accrued expenses and the long-term portion is recorded in deferred compensation and other liabilities.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the three months ended March 31, 2017.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2016	$8,827
Acquisitions	15,489
Payments	(1,000)
Unrealized loss due to foreign currency translation	48
Balance as of March 31, 2017	$23,364
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
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$226,297	$231,520	$224,065	$245,018
The differences between the $250 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of March 31, 2017 and December 31, 2016, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 8 “Financing Arrangements” for additional details on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended March 31, 2017 and December 31, 2016.
Based on the closing price of our common stock of $42.10 on March 31, 2017, the if-converted value of the Convertible Notes was less than the principal amount.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

12. Other Comprehensive Income (Loss)
The tables below set forth the components of other comprehensive income (loss), net of tax, for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$424	$—	$424	$21	$—	$21
Unrealized gain on investment	$2,894	$(1,117)	$1,777	$2,425	$(953)	$1,472
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$38	$(14)	$24	$(303)	$119	$(184)
Reclassification adjustments into earnings	36	(15)	21	116	(46)	70
Net unrealized gain (loss)	$74	$(29)	$45	$(187)	$73	$(114)
Other comprehensive income (loss)	$3,392	$(1,146)	$2,246	$2,259	$(880)	$1,379
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2016	$(453)	$4,088	$(20)	$3,615
Current period change	424	1,777	45	2,246
Balance, March 31, 2017	$(29)	$5,865	$25	$5,861

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

13. Income Taxes
The Company’s effective tax rates for the three months ended March 31, 2017 and 2016 were 52.7% and 36.9%, respectively. The effective tax rate for the three months ended March 31, 2017 was higher than the statutory rate, inclusive of state income taxes, primarily due to discrete tax expense for share-based compensation of $1.6 million due to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. Refer to Note 3 "New Accounting Pronouncements" for additional information about our adoption of ASU 2016-09. The effective tax rate for the three months ended March 31, 2017 was also higher than the statutory rate, inclusive of state income taxes, due to certain non-deductible business expenses, partially offset by certain credits and deductions. The effective tax rate for the three months ended March 31, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to certain credits and deductions, partially offset by non-deductible business expenses.
As of March 31, 2017, we have $3.3 million of unrecognized tax benefits, of which $0.9 million would affect the effective tax rate of continuing operations and $2.4 million would affect the effective tax rate of discontinued operations, if recognized. As of March 31, 2017, we have $2.4 million in unrecognized tax benefits related to positions taken on our tax returns for discontinued operations. While such tax returns remain subject to audit by tax authorities, it is reasonably possible that unrecognized tax benefits may decrease by $2.4 million over the next 12 months due to the expiration of statute of limitations.
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
Guarantees
Guarantees in the form of letters of credit totaling $2.2 million and $4.8 million were outstanding at March 31, 2017 and December 31, 2016, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of March 31, 2017 and December 31, 2016, the total estimated fair value of our contingent consideration liabilities was $23.4 million and $8.8 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

15. Segment Information
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker, who is our chief executive officer, manages the business under three operating segments, which are our reportable segments: Healthcare, Education and Life Sciences, and Business Advisory.

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
Our Business Advisory segment provides services to middle market and large organizations, not-for-profit organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition as well as creditors, equity owners, and other key constituents. Our Business Advisory professionals resolve complex business issues and enhance client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. Our Strategy and Innovation professionals collaborate with clients across a range of industries to identify new growth opportunities, build new ventures and capabilities, and accelerate organizational change. Our Enterprise Solutions and Analytics professionals deliver technology and analytic solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our expertise in full-service enterprise performance management (EPM), enterprise resource planning (ERP), business intelligence and analytics, customer relationship management (CRM), and data management services helps clients identify and execute on business and technology strategies to drive results and gain a competitive advantage.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth information about our operating segments for the three months ended March 31, 2017 and 2016, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended March 31,
	2017	2016
Healthcare:
Revenues	$98,452	$114,018
Operating income	$34,150	$39,006
Segment operating income as a percentage of segment revenues	34.7%	34.2%
Education and Life Sciences:
Revenues	$52,485	$43,238
Operating income	$15,579	$10,208
Segment operating income as a percentage of segment revenues	29.7%	23.6%
Business Advisory:
Revenues	$37,912	$23,233
Operating income	$5,802	$2,699
Segment operating income as a percentage of segment revenues	15.3%	11.6%
Total Company:
Revenues	$188,849	$180,489
Reimbursable expenses	16,950	16,561
Total revenues and reimbursable expenses	$205,799	$197,050

Segment operating income	$55,531	$51,913
Items not allocated at the segment level:
Other operating expenses	32,463	30,123
Depreciation and amortization	8,919	7,414
Other expense, net	3,246	3,500
Income from continuing operations before income tax expense	$10,903	$10,876
At March 31, 2017 and December 31, 2016, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the three months ended March 31, 2017 and 2016, no single client generated greater than 10% of our consolidated revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016, that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
OVERVIEW
Our Business
Huron is a global professional services firm committed to achieving sustainable results in partnership with clients. We bring a depth of expertise in strategy, technology, operations, advisory services, and analytics to drive lasting and measurable results in the healthcare, higher education, life sciences and commercial sectors. Through focus, passion and collaboration, we provide guidance and solutions to support organizations as they contend with the change transforming their industries and businesses.
We provide professional services through three operating segments: Healthcare, Education and Life Sciences, and Business Advisory.
•Healthcare
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
•Education and Life Sciences
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
•Business Advisory
Our Business Advisory segment provides services to middle market and large organizations, not-for-profit organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition as well as creditors, equity owners, and other key constituents. Our Business Advisory professionals resolve complex business issues and enhance client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. Our Strategy and Innovation professionals collaborate with clients across a range of industries to identify new growth opportunities, build new ventures and capabilities, and accelerate organizational change. Our Enterprise Solutions and Analytics professionals deliver technology and analytic solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our expertise in full-service enterprise performance management (EPM), enterprise resource planning (ERP), business intelligence and analytics, customer relationship management (CRM), and data management services helps clients identify and execute on business and technology strategies to drive results and gain a competitive advantage.
Acquisitions
Pope Woodhead and Associates Limited
On January 9, 2017, we completed our acquisition of Pope Woodhead and Associates Limited ("Pope Woodhead"), a U.K.-based consulting firm providing market access capabilities to assist clients in developing value propositions for innovative medicines and technologies. The acquisition expands our life sciences strategy expertise and strengthens our ability to lead clients through complex payer and regulatory environments. Pope Woodhead's results of operations have been included in our consolidated financial statements and results of operations of our Education and Life Sciences segment from the date of acquisition.

Innosight Holdings LLC
On March 1, 2017, we completed our acquisition of Innosight Holdings LLC ("Innosight"), a growth strategy firm focused on helping companies navigate disruptive change, enable innovation, and manage strategic transformation. Together with Innosight, we will use our strategic, operational, and technology capabilities to help clients across multiple industries develop pioneering solutions to address disruption and achieve sustained growth. Innosight's results of operations have been included in our consolidated financial statements and results of operations of our Business Advisory segment from the date of acquisition.
See Note 5 "Acquisitions" within our consolidated financial statements for further information regarding our recent acquisitions.
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
Fixed-fee engagements represented 45.8% and 53.6% of our revenues for the three months ended March 31, 2017 and 2016, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 42.8% and 33.3% of our revenues for the three months ended March 31, 2017 and 2016, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 6.4% and 8.4% of our revenues for the three months ended March 31, 2017 and 2016, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support and maintenance and subscription-based revenues are recognized ratably over the support or subscription period, which ranges from one to three years. These fees are billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription-based revenues represented 5.0% and 4.7% of our revenues for the three months ended March 31, 2017 and 2016, respectively.
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
Business Strategy, Opportunities and Challenges
Our primary strategy is to meet the needs of our clients by providing a balanced portfolio of service offerings and capabilities so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve this, we continue to hire highly qualified professionals and have entered into select acquisitions of complementary businesses.
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

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2017	2016
Healthcare:
Revenues	$98,452	$114,018
Operating income	$34,150	$39,006
Segment operating income as a percentage of segment revenues	34.7%	34.2%
Education and Life Sciences:
Revenues	$52,485	$43,238
Operating income	$15,579	$10,208
Segment operating income as a percentage of segment revenues	29.7%	23.6%
Business Advisory:
Revenues	$37,912	$23,233
Operating income	$5,802	$2,699
Segment operating income as a percentage of segment revenues	15.3%	11.6%
Total Company:
Revenues	$188,849	$180,489
Reimbursable expenses	16,950	16,561
Total revenues and reimbursable expenses	$205,799	$197,050

Segment operating income	$55,531	$51,913
Items not allocated at the segment level:
Other operating expenses	32,463	30,123
Depreciation and amortization	8,919	7,414
Total operating income	14,149	14,376
Other expense, net	(3,246)	(3,500)
Income from continuing operations before income tax expense	10,903	10,876
Income tax expense	5,748	4,010
Net income from continuing operations	$5,155	$6,866
Earnings per share from continuing operations:
Basic	$0.24	$0.33
Diluted	$0.24	$0.32

	Three Months Ended March 31,
Other Operating Data:	2017	2016
Number of full-time billable consultants (at period end) (1):
Healthcare	857	1,023
Education and Life Sciences	604	497
Business Advisory	554	322
Total	2,015	1,842
Average number of full-time billable consultants (for the period) (1):
Healthcare	867	1,026
Education and Life Sciences	595	487
Business Advisory	503	316
Total	1,965	1,829
Full-time billable consultant utilization rate (2):
Healthcare	72.3%	80.5%
Education and Life Sciences	73.3%	71.4%
Business Advisory	77.0%	72.0%
Total	73.9%	76.6%
Full-time billable consultant average billing rate per hour (3):
Healthcare	$228	$213
Education and Life Sciences	$228	$227
Business Advisory	$184	$199
Total	$216	$214
Revenue per full-time billable consultant (in thousands):
Healthcare	$76	$82
Education and Life Sciences	$78	$79
Business Advisory	$72	$71
Total	$76	$79
Average number of full-time equivalents (for the period) (4):
Healthcare	216	199
Education and Life Sciences	41	39
Business Advisory	19	7
Total	276	245
Revenue per full-time equivalent (in thousands):
Healthcare	$150	$151
Education and Life Sciences	$145	$123
Business Advisory	$104	$126
Total	$146	$146

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

Non-GAAP Measures
We also assess our results of operations using certain non-GAAP financial measures. These non-GAAP financial measures differ from GAAP because the non-GAAP financial measures we calculate to measure earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, adjusted EBITDA as a percentage of revenues, adjusted net income from continuing operations, and adjusted diluted earnings per share from continuing operations exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.
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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Revenues	$188,849	$180,489
Net income from continuing operations	$5,155	$6,866
Add back:
Income tax expense	5,748	4,010
Interest expense, net of interest income	4,004	3,971
Depreciation and amortization	11,905	10,800
Earnings before interest, taxes, depreciation and amortization (EBITDA)	26,812	25,647
Add back:
Restructuring charges	279	1,333
Other non-operating expense (income), net	17	(347)
Adjusted EBITDA	$27,108	$26,633
Adjusted EBITDA as a percentage of revenues	14.4%	14.8%

	Three Months Ended March 31,
	2017	2016
Net income from continuing operations	$5,155	$6,866
Weighted average shares – diluted	21,474	21,460
Diluted earnings per share from continuing operations	$0.24	$0.32
Add back:
Amortization of intangible assets	8,652	7,445
Restructuring charges	279	1,333
Non-cash interest on convertible notes	1,928	1,839
Tax effect	(4,192)	(4,172)
Total adjustments, net of tax	6,667	6,445
Adjusted net income from continuing operations	$11,822	$13,311
Adjusted diluted earnings per share from continuing operations	$0.55	$0.62

These non-GAAP financial measures include adjustments for the following items:
Other non-operating expense (income), net: We have excluded the effect of other non-operating expense (income), net which includes foreign currency transaction gains (losses) and other non-operating items. We exclude these items from the calculation of adjusted EBITDA because the amount of each gain or loss is significantly affected by timing and changes in foreign exchange rates.
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
Income tax expense, Interest expense, net of interest income, Depreciation and amortization: We have excluded the effects of income tax expense, interest expense, net of interest income, and depreciation and amortization in the calculation of EBITDA as these are customary exclusions as defined by the calculation of EBITDA to arrive at meaningful earnings from core operations excluding the effect of such items.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues
Revenues increased $8.4 million, or 4.6%, to $188.8 million for the first quarter of 2017 from $180.5 million for the first quarter of 2016. First quarter 2017 revenues included $12.8 million from our acquisitions of Healthcare Services Management, Inc. ("HSM Consulting"), Pope Woodhead, and Innosight, all of which were completed subsequent to the first quarter of 2016, and $0.3 million of incremental revenues due to the full quarter impact of our acquisition of MyRounding Solutions, LLC ("MyRounding"). First quarter 2017 revenues also included revenues from our acquisition of the U.S. assets of ADI Strategies, Inc. ("ADI Strategies"), which was completed subsequent to the first quarter of 2016 and has since been fully integrated into the Business Advisory segment.
Of the overall $8.4 million increase in revenues, $4.6 million was attributable to our full-time equivalents and $3.8 million was attributable to our full-time billable consultants.
The increase in full-time equivalent revenues reflected an increase in the average number of full-time equivalents for the first quarter of 2017 compared to the prior year period, and was primarily attributable to an increased use of contractors in all three of our segments and our recent acquisitions of HSM Consulting and ADI Strategies.
The increase in full-time billable consultant revenues reflected an increase in the average number of billable consultants, partially offset by a decrease in the consultant utilization rate. As discussed below in Segment Results, this increase in revenue attributable to our full-time billable consultants reflected strengthened demand for our services in the Education and Life Sciences and Business Advisory segments, partially offset by decreased demand for our services in the Healthcare segment.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $3.5 million, or 3.0%, to $118.7 million in the three months ended March 31, 2017, from $115.2 million in the three months ended March 31, 2016. The $3.5 million increase primarily related to a $5.6 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount from acquisitions and our ongoing cloud-based enterprise resource planning (ERP) investment, partially offset by decreases in salaries and related expenses in our Healthcare segment, and a $0.7 million increase in contractor expense. These increases were partially offset by a $2.8 million decrease in performance bonus expense for our revenue-generating professionals. As a percentage of revenues, our total direct costs decreased to 62.9% during the first quarter of 2017 compared to 63.9% during the first quarter of 2016, primarily due to revenue growth, driven by acquisitions, that outpaced the increase in total direct costs.
Total direct costs for the three months ended March 31, 2017 included $3.0 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $3.4 million of amortization expense for the same prior year period. The $0.4 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization, partially offset by amortization of intangible assets acquired in the Innosight acquisition, which we completed in the first quarter of 2017. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses
Selling, general and administrative expenses increased $4.8 million, or 11.4%, to $46.9 million in the first quarter of 2017 from $42.1 million in the first quarter of 2016. The $4.8 million increase primarily related to a $3.5 million increase in salaries and related expenses for our support personnel, a $0.9 million increase in legal expenses, primarily driven by recent acquisitions, a $0.6 million increase in facilities and other office-related expenses, and a $0.5 million increase in practice administration and meetings expense, partially offset by a $0.8 million decrease in performance bonus expense for our support personnel. As a percentage of revenues, selling, general and administrative expenses increased to 24.8% during the first quarter of 2017 compared to 23.3% during the first quarter of 2016, primarily due to the items described above.
Restructuring charges for the first quarter of 2017 totaled $0.3 million, compared to $1.3 million for the first quarter of 2016. The $0.3 million charge incurred in the first quarter of 2017 primarily related to updated assumptions for lease accruals. The $1.3 million charge incurred in the first quarter of 2016 primarily consisted of $0.8 million related to workforce reductions in our corporate operations as we adjusted our infrastructure to align with our Huron Legal divestiture, $0.2 million related to updated assumptions for the lease accrual of the Washington, D.C. space vacated in the fourth quarter of 2014, and $0.2 million related to the wind down of our foreign consulting operations based in the Middle East. See Note 9 "Restructuring Charges" within the notes to our consolidated financial statements for further discussion of our restructuring expenses.

Depreciation and amortization expense increased by $1.5 million to $8.9 million in the three months ended March 31, 2017 from $7.4 million in the three months ended March 31, 2016. The increase was primarily attributable to an increase in amortization expense for intangible assets acquired in the ADI Strategies, HSM Consulting, Pope Woodhead, and Innosight acquisitions, all of which were completed subsequent to the first quarter of 2016, and an increase in amortization expense for a customer-related intangible asset acquired in the Studer Group acquisition. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, non-competition agreements, and trade names acquired in connection with our business acquisitions. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Income
Operating income decreased $0.2 million, or 1.6%, to $14.1 million in the first quarter of 2017 from $14.4 million in the first quarter of 2016. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 7.5% in the three months ended March 31, 2017, compared to 8.0% in the three months ended March 31, 2016. The decrease in operating margin was primarily attributable to the increases in salaries and related expenses for both our revenue-generating professionals and support personnel and legal expenses, all as a percentage of revenues, largely offset by the decrease in performance bonus expense for both our revenue-generating professionals and our support personnel during the first three months of 2017 compared to the same prior year period, as described above.
Other Expense, Net
Total other expense, net decreased by $0.3 million to $3.2 million in the first quarter of 2017 from $3.5 million in the first quarter of 2016. The decrease was primarily attributable to a $0.8 million gain in the first quarter of 2017 from an increase in the market value of our investments that are used to fund our deferred compensation liability, compared to a $0.1 million gain in the first quarter of 2016. The decrease was partially offset by a $0.1 million foreign currency transaction loss in the first quarter of 2017, compared to a $0.4 million gain in the first quarter of 2016. Interest expense, net of interest income was $4.0 million for both the three months ended March 31, 2017 and 2016.
Income Tax Expense
For the first quarter of 2017, our effective tax rate was 52.7% as we recognized income tax expense from continuing operations of $5.7 million on income from continuing operations of $10.9 million. For the first quarter of 2016, our effective tax rate was 36.9% as we recognized income tax expense from continuing operations of $4.0 million on income from continuing operations of $10.9 million. The effective tax rate for the three months ended March 31, 2017 was higher than the statutory rate, inclusive of state income taxes, primarily due to discrete tax expense related to share-based compensation of $1.6 million due to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. See Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information about our adoption of ASU 2016-09. The effective tax rate for the three months ended March 31, 2107 was also higher than the statutory rate, inclusive of state income taxes, due to certain non-deductible business expenses, partially offset by certain credits and deductions. The effective tax rate for the three months ended March 31, 2016 was lower than the statutory tax rate, inclusive of state income taxes, primarily due to certain credits and deductions, partially offset by non-deductible business expenses.
Net Income from Continuing Operations
Net income from continuing operations decreased by $1.7 million, or 24.9%, to $5.2 million for the three months ended March 31, 2017, from $6.9 million for the same period last year. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the first quarter of 2017 was $0.24 compared to $0.32 for the first quarter of 2016.
Discontinued Operations
Net income from discontinued operations was $0.1 million for the three months ended March 31, 2017, compared to net loss from discontinued operations of $0.9 million for the same period last year. See Note 4 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA increased $1.2 million to $26.8 million for the three months ended March 31, 2017 from $25.6 million for the three months ended March 31, 2016. Adjusted EBITDA increased $0.5 million to $27.1 million in the first quarter of 2017 from $26.6 million in the first quarter of 2016. The increase in both EBITDA and adjusted EBITDA was primarily due to the increase in segment operating income, as discussed below in Segment Results, partially offset by an increase in corporate expenses.

Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations decreased $1.5 million, or 11.2%, to $11.8 million in the first quarter of 2017 compared to $13.3 million in the first quarter of 2016. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.55 for the first quarter of 2017, compared to $0.62 for the first quarter of 2016.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $15.6 million, or 13.7%, to $98.5 million for the first quarter of 2017 from $114.0 million for the first quarter of 2016. Revenues for the first quarter of 2017 included $5.5 million from our acquisition of HSM Consulting, which was completed subsequent to the first quarter of 2016, and $0.3 million of incremental revenues due to the full quarter impact of our acquisition of MyRounding.
During the three months ended March 31, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 66.1%, 15.2%, 11.9%, and 6.8% of this segment’s revenues, respectively, compared to 74.0%, 8.4%, 12.2%, and 5.4% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $15.6 million decrease in revenues, $17.9 million was attributable to a decrease in revenue from our full-time billable consultants, partially offset by a $2.3 million increase in revenue generated by our full-time equivalents.
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average number of full-time billable consultants and consultant utilization rate, partially offset by an increase in the average billing rate. This decrease in revenue was primarily driven by a decreased demand for our performance improvement solution. Performance-based fee revenue was $11.7 million during the first quarter of 2017 compared to $13.9 million during the first quarter of 2016. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
The increase in revenue attributable to our full-time equivalents was primarily driven by an increase in the average number of full-time equivalents, largely due to our acquisition of HSM Consulting.
Operating Income
Healthcare segment operating income decreased $4.9 million, or 12.4%, to $34.2 million for the three months ended March 31, 2017 from $39.0 million for the three months ended March 31, 2016. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, slightly increased to 34.7% for the first quarter of 2017 from 34.2% in the same period last year. The slight increase in this segment’s operating margin was primarily attributable to a decrease in performance bonus expense for our revenue-generating professionals as a percentage of revenues, partially offset by increases in contractor expenses and salaries and related expenses for our support personnel.
Over the past year, the Healthcare segment has experienced declining revenues, primarily driven by softness in our revenue cycle offering within our performance improvement solution. This softness is attributable to decreased demand for our services, the winding down of some of our larger projects and a trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, as well as workforce reductions to better align resources with market demand. We performed our annual goodwill impairment test on our Healthcare segment as of November 30, 2016. Based on the results of the first step of this goodwill impairment analysis, the reporting unit's fair value exceeded its carrying value by 11%. During the first three months of 2017, the Healthcare segment's performance continued to reasonably meet our expectations such that no triggering event for an interim goodwill impairment analysis was identified. In the event that the financial performance of the Healthcare segment does not meet our expectations during 2017, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test. As of March 31, 2017, the Healthcare segment's carrying amount of goodwill was $636.8 million. For further discussion of our 2016 annual goodwill impairment test, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Education and Life Sciences
Revenues
Education and Life Sciences segment revenues increased $9.2 million, or 21.4%, to $52.5 million for the first quarter of 2017 from $43.2 million for the first quarter of 2016. Revenues for the first quarter of 2017 included $2.1 million from our acquisition of Pope Woodhead, which was completed in the first quarter of 2017.
During the three months ended March 31, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 24.4%, 70.7%, 0.5%, and 4.4% of this segment’s revenues, respectively, compared to 21.3%, 72.8%, 0.8%, and 5.1% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $9.2 million increase in revenues, $8.1 million was attributable to our full-time billable consultants and $1.2 million was attributable to our full-time equivalents. The increase in revenue attributable to our full-time billable consultants reflected increases in the average number of full-time billable consultants and consultant utilization rate. The increase in revenue from our full-time equivalents reflected increases in both the revenue per full-time equivalent and the average number of full-time equivalents in the first quarter of 2017 compared to the same prior year period.
Operating Income
Education and Life Sciences segment operating income increased $5.4 million, or 52.6%, to $15.6 million for the three months ended March 31, 2017 from $10.2 million for the three months ended March 31, 2016. Segment operating margin increased to 29.7% for the first quarter of 2017 from 23.6% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced increases in salaries and related expense and performance bonus expense for our revenue-generating professionals, as well as decreases in contractor expense and project costs.
Business Advisory
Revenues
Business Advisory segment revenues increased $14.7 million, or 63.2%, to $37.9 million for the first quarter of 2017 from $23.2 million for the first quarter of 2016. Revenues for the first quarter of 2017 included $5.2 million from our acquisition of Innosight, which was completed on March 1, 2017. The increase in revenue also reflected our acquisition of the U.S. assets of ADI Strategies, which was completed subsequent to the first quarter of 2016 and has since been fully integrated into the Business Advisory segment.
Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 22.2%, 75.8%, 0.6%, and 1.4% of this segment’s revenues, respectively, during the first quarter of 2017, compared to 13.7%, 82.2%, 3.6%, and 0.5% of this segment’s revenues, respectively, during the first quarter of 2016. Performance-based fee revenue was $0.2 million for the first quarter of 2017 compared to $0.8 million for the first quarter of 2016. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Of the overall $14.7 million increase in revenues, $13.6 million was attributable to our full-time billable consultants and $1.1 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants reflected increases in both the average number of full-time billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate. The increase in the average number of full-time billable consultants was primarily the result of our acquisitions of ADI Strategies and Innosight. The increase in revenue from our full-time equivalents reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the first quarter of 2017 compared to the same prior year period.
Operating Income
Business Advisory segment operating income increased by $3.1 million, or 115.0%, to $5.8 million for the three months ended March 31, 2017 from $2.7 million for the three months ended March 31, 2016. Segment operating margin increased to 15.3% for the first quarter of 2017 from 11.6% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced an increase in performance bonus expense for our revenue generating professionals, as well as decreases in share-based compensation expense for our revenue-generating professionals and project costs. These increases to operating margin were partially offset by increases in salaries and related benefits and other bonuses for our revenue-generating professionals and intangible asset amortization expense, all as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $4.4 million, from $17.0 million at December 31, 2016 to $12.7 million at March 31, 2017. As of March 31, 2017, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2017	2016
Net cash used in operating activities	$(18,392)	$(9,021)
Net cash used in investing activities	(108,541)	(17,098)
Net cash provided by (used in) financing activities	122,551	(19,019)
Effect of exchange rate changes on cash	22	158
Net decrease in cash and cash equivalents	$(4,360)	$(44,980)
Operating Activities
Net cash used in operating activities totaled $18.4 million for the three months ended March 31, 2017 and $9.0 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The increase in cash used in operations for the first three months of 2017 compared to the same prior year period, was primarily attributable to the collection of a settlement receivable in the first quarter of 2016 and a decrease in cash collections from clients, partially offset by decreased vendor, employee, and tax payments.
Investing Activities
Net cash used in investing activities was $108.5 million for the three months ended March 31, 2017 and $17.1 million for the same period last year.
The use of cash in the first three months of 2017 primarily consisted of $101.8 million for the purchases of businesses and $6.5 million for purchases of property and equipment, primarily related to leasehold improvements and purchases of furniture and fixtures for new office spaces in certain locations. The use of cash in the first three months of 2016 primarily consisted of $14.0 million for the purchase of a business and $2.0 million for purchases of property and equipment.
We estimate that cash utilized for purchases of property and equipment in 2017 will be approximately $25.0 million, primarily consisting of leasehold improvements and information technology related equipment to support our corporate infrastructure.
Financing Activities
Net cash provided by financing activities was $122.6 million for the three months ended March 31, 2017. During the first three months of 2017, we borrowed $179.0 million under our credit facility, primarily to fund our acquisitions of Innosight and Pope Woodhead and our annual performance bonus payment, and made repayments on our credit facility of $51.0 million.
Net cash used in financing activities was $19.0 million for the three months ended March 31, 2016. During the first three months of 2016, we repurchased and retired $55.3 million of our common stock under our Share Repurchase Program, as defined below, and had net borrowings of $40.5 million under our credit facility, primarily to fund our annual performance bonus payment.
Share Repurchase Program
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2017 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements. During the first quarter of 2016, we repurchased and retired 982,192 shares for $55.3 million. No shares were repurchased in the first quarter of 2017. As of March 31, 2017, $35.1 million remains available for share repurchases.

Financing Arrangements
At March 31, 2017, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding and $196.0 million outstanding under our senior secured credit facility, as discussed below.
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
Senior Secured Credit Facility
The Company has a $500 million senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015 and amended by the first amendment to the credit agreement dated February 25, 2017 (as amended and modified the "Amended Credit Facility"), that becomes due and payable in full upon maturity on March 31, 2020. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $100 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $600 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.
Fees and interest on borrowings vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, borrowings under the Amended Credit Agreement will bear interest at one, two, three or six-month LIBOR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.25% per annum and 2.00% per annum, in the case of LIBOR borrowings, or between 0.25% per annum and 1.00% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.25 to 1.00 to 3.75 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At March 31, 2017, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.90 to 1.00 and a Consolidated Interest Coverage Ratio of 19.94 to 1.00.
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
Borrowings outstanding under the Amended Credit Agreement at March 31, 2017 totaled $196.0 million. These borrowings carried a weighted average interest rate of 2.4%, including the effect of the interest rate swap described in Note 10 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2016 were $68.0 million and carried a weighted average interest rate of 2.5%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2017, we had outstanding letters of credit totaling $2.2 million, which are primarily used as security deposits for our office facilities. As of March 31, 2017, the unused borrowing capacity under the revolving credit facility was $301.8 million.
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
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016.
In connection with the business acquisitions completed during the first three months of 2017, we entered into contingent consideration arrangements, under which we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. The preliminary aggregate fair value of the contingent consideration liabilities on the dates of acquisition was $15.5 million. Refer to Note 5 “Acquisitions” within the notes to the consolidated financial statements for additional information on the businesses acquired during the first three months of 2017.
There have been no other material changes to our contractual obligations since December 31, 2016.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended

December 31, 2016. Below is an update to our critical accounting policy related to the carrying value of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first three months of 2017.
Carrying Values of Goodwill and Other Intangible Assets
On March 1, 2017, we completed our acquisition of Innosight, a growth strategy firm focused on helping companies navigate disruptive change, enable innovation, and manage strategic transformation. Innosight's results of operations have been included in our consolidated financial statements and results of operations of our Business Advisory segment from the date of acquisition.
The goodwill recorded as part of the allocation of the purchase price of Innosight has been assigned to Innosight as a separate reporting unit. As a result, as of March 31, 2017, we have five reporting units with goodwill balances: our Healthcare and Education and Life Sciences segments, and our Business Advisory, Enterprise Solutions and Analytics, and Innosight practices, which together make up our Business Advisory operating segment.
The carrying values of goodwill for each of our reporting units as of March 31, 2017 are as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$636,802
Education and Life Sciences	113,302
Business Advisory	16,094
Enterprise Solutions and Analytics	44,128
Innosight	87,426
Total	$897,752
Over the past year, the Healthcare segment has experienced declining revenues, primarily driven by softness in our revenue cycle offering within our performance improvement solution. This softness is attributable to decreased demand for our services, the winding down of some of our larger projects and a trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, as well as workforce reductions to better align resources with market demand. We performed our annual goodwill impairment test on our Healthcare segment as of November 30, 2016. Based on the results of the first step of this goodwill impairment analysis, the reporting unit's fair value exceeded its carrying value by 11%. During the first three months of 2017, the Healthcare segment's performance continued to reasonably meet our expectations such that no triggering event for an interim goodwill impairment analysis was identified. In the event that the financial performance of the Healthcare segment does not meet our expectations during 2017, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.
Our Enterprise Solutions and Analytics reporting unit was established with the acquisition of Blue Stone International, LLC in 2013. Since that time, we have completed four additional business acquisitions, most recently the acquisition of the U.S. assets of ADI Strategies in May 2016. We record the assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, at their estimated fair values as of the acquisition date, and goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net assets acquired. Therefore, the initial accounting for an acquisition results in its fair value equaling its carrying value. We performed our annual goodwill impairment test as of November 30, 2016, pursuant to our policy, and based on the results of the first step of the Enterprise Solutions and Analytics goodwill impairment analysis, the reporting unit’s fair value exceeded its carrying value by 11%. During the first three months of 2017, the Enterprise Solutions and Analytics' performance continued to reasonably meet our expectations such that no triggering event for an interim goodwill impairment analysis was identified. Due to this reporting unit’s relatively low headroom, in the event that the financial performance of the reporting unit does not meet our expectations during 2017, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.
For further discussion of our 2016 annual goodwill impairment test, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2016.

NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 “New Accounting Pronouncements” within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $226.3 million as of March 31, 2017, which represents the liability component of the $250.0 million principal balance. The estimated fair value of our Convertible Notes at March 31, 2017 was $231.5 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended March 31, 2017, which was $92.608 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At March 31, 2017, we had borrowings outstanding under the credit facility totaling $196.0 million that carried a weighted average interest rate of 2.4%, including the effect of the interest rate swap outstanding described below. A hypothetical 100 basis point change in this interest rate would have a $1.3 million effect on our pretax income including the effect of the interest rate swap described below. At December 31, 2016, our borrowings outstanding under the credit facility totaled $68.0 million and carried a weighted average interest rate of 2.5%, including the effect of the interest rate swaps described below. The outstanding borrowings at December 31, 2016 were fully hedged against changes in interest rates by our interest rate swaps, which had a notional amount of $68.0 million at December 31, 2016.
On April 4, 2013, we entered into a forward amortizing interest rate swap agreement effective March 31, 2014 and ending August 31, 2017. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $60.0 million and amortized quarterly until April 2016. In April 2016, the notional amount of this interest rate swap increased to $86.0 million and continues to amortize quarterly throughout the remaining term. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 0.985%.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of March 31, 2017, the fair value of the investment was $37.6 million, with a total cost basis of $27.9 million.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.	RISK FACTORS.
See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On March 1, 2017, as partial consideration for our acquisition of Innosight, we issued 221,558 shares of our common stock, par value $0.01 per share, with an aggregate value of approximately $9.6 million. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2017, we reacquired 95,565 shares of common stock with a weighted average fair market value of $43.75 as a result of such tax withholdings.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase our common stock (the "Share Repurchase Program"). The Share Repurchase Program allows us to repurchase up to $125 million of our common stock and expires on October 31, 2017. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1, 2017 - January 31, 2017	4,058	$50.65	—	$35,143,546
February 1, 2017 - February 28, 2017	8,506	$43.65	—	$35,143,546
March 1, 2017 - March 31, 2017	83,001	$43.42	—	$35,143,546
Total	95,565	$43.75	—

(1)
The number of shares repurchased for each period represents shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.

(2)	As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Amendment No. 1 of the Credit Agreement, dated as of February 28, 2017, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	3/6/2017
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	May 1, 2017	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer