Form 10-Q
period 2017-06-30
Huron Consulting Group Inc.
filed 2017-07-27
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of July 20, 2017, 22,107,257 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$13,592	$17,027
Receivables from clients, net	93,083	94,246
Unbilled services, net	62,117	51,290
Income tax receivable	2,988	4,211
Prepaid expenses and other current assets	16,871	13,308
Total current assets	188,651	180,082
Property and equipment, net	46,977	32,434
Deferred income taxes, net	15,421	—
Long-term investment	35,546	34,675
Other non-current assets	28,565	24,814
Intangible assets, net	89,489	81,348
Goodwill	688,836	799,862
Total assets	$1,093,485	$1,153,215
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,107	$7,273
Accrued expenses and other current liabilities	28,268	19,788
Accrued payroll and related benefits	51,549	82,669
Accrued contingent consideration for business acquisitions	6,107	1,985
Deferred revenues	24,689	24,053
Total current liabilities	118,720	135,768
Non-current liabilities:
Deferred compensation and other liabilities	25,939	24,171
Accrued contingent consideration for business acquisitions, net of current portion	15,362	6,842
Long-term debt, net of current portion	400,173	292,065
Deferred lease incentives	15,284	10,703
Deferred income taxes, net	—	35,633
Total non-current liabilities	456,758	369,414
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,512,482 and 24,126,118 shares issued at June 30, 2017 and December 31, 2016, respectively	241	235
Treasury stock, at cost, 2,417,257 and 2,408,343 shares at June 30, 2017 and December 31, 2016, respectively	(120,735)	(113,195)
Additional paid-in capital	426,983	405,895
Retained earnings	206,173	351,483
Accumulated other comprehensive income	5,345	3,615
Total stockholders’ equity	518,007	648,033
Total liabilities and stockholders’ equity	$1,093,485	$1,153,215

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues and reimbursable expenses:
Revenues	$181,418	$184,259	$370,267	$364,748
Reimbursable expenses	20,930	18,982	37,880	35,543
Total revenues and reimbursable expenses	202,348	203,241	408,147	400,291
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	113,669	103,099	229,410	214,956
Amortization of intangible assets and software development costs	2,745	3,840	5,731	7,226
Reimbursable expenses	20,953	19,164	37,822	35,791
Total direct costs and reimbursable expenses	137,367	126,103	272,963	257,973
Operating expenses and other gains, net:
Selling, general and administrative expenses	43,705	39,624	90,561	81,681
Restructuring charges	3,669	1,747	3,948	3,080
Other gains, net	(1,102)	—	(1,102)	—
Depreciation and amortization	9,684	7,558	18,603	14,972
Goodwill impairment charge	209,600	—	209,600	—
Total operating expenses and other gains, net	265,556	48,929	321,610	99,733
Operating income (loss)	(200,575)	28,209	(186,426)	42,585
Other income (expense), net:
Interest expense, net of interest income	(4,927)	(4,123)	(8,931)	(8,094)
Other income, net	1,516	276	2,274	747
Total other expense, net	(3,411)	(3,847)	(6,657)	(7,347)
Income (loss) from continuing operations before income tax expense	(203,986)	24,362	(193,083)	35,238
Income tax expense (benefit)	(53,504)	8,223	(47,756)	12,233
Net income (loss) from continuing operations	(150,482)	16,139	(145,327)	23,005
Income (loss) from discontinued operations, net of tax	309	(970)	452	(1,834)
Net income (loss)	$(150,173)	$15,169	$(144,875)	$21,171
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$(7.00)	$0.77	$(6.80)	$1.09
Income (loss) from discontinued operations, net of tax	0.01	(0.05)	0.02	(0.09)
Net income (loss)	$(6.99)	$0.72	$(6.78)	$1.00
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$(7.00)	$0.76	$(6.80)	$1.07
Income (loss) from discontinued operations, net of tax	0.01	(0.05)	0.02	(0.08)
Net income (loss)	$(6.99)	$0.71	$(6.78)	$0.99
Weighted average shares used in calculating earnings per share:
Basic	21,492	21,061	21,366	21,088
Diluted	21,492	21,376	21,366	21,418
Comprehensive income (loss):
Net income (loss)	$(150,173)	$15,169	$(144,875)	$21,171
Foreign currency translation adjustments, net of tax	802	(19)	1,226	2
Unrealized gain (loss) on investment, net of tax	(1,246)	(597)	531	875
Unrealized loss on cash flow hedging instruments, net of tax	(72)	(34)	(27)	(148)
Other comprehensive income (loss)	(516)	(650)	1,730	729
Comprehensive income (loss)	$(150,689)	$14,519	$(143,145)	$21,900
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	23,478,016	$235	(2,420,913)	$(113,195)	$405,895	$351,483	$3,615	$648,033
Comprehensive income (loss)						(144,875)	1,730	(143,145)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	338,391	4	(50,244)	(3,281)	3,277			—
Business acquisition	221,558	2			9,558			9,560
Share-based compensation					7,818			7,818
Shares redeemed for employee tax withholdings			(97,381)	(4,259)				(4,259)
Cumulative-effect adjustment from adoption of ASU 2016-09					435	(435)		—
Balance at June 30, 2017	24,037,965	$241	(2,568,538)	$(120,735)	$426,983	$206,173	$5,345	$518,007
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(144,875)	$21,171
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,705	22,201
Share-based compensation	7,601	9,787
Amortization of debt discount and issuance costs	5,031	4,757
Goodwill impairment charge	209,600	—
Allowances for doubtful accounts and unbilled services	1,292	5,877
Deferred income taxes	(52,685)	4,879
Gain on sale of business	(931)	—
Change in fair value of contingent consideration liabilities	(1,102)	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients	10,948	19,818
(Increase) decrease in unbilled services	(7,751)	(26,552)
(Increase) decrease in current income tax receivable / payable, net	959	(570)
(Increase) decrease in other assets	(2,951)	10,424
Increase (decrease) in accounts payable and accrued liabilities	6,976	(4,594)
Increase (decrease) in accrued payroll and related benefits	(32,426)	(26,978)
Increase (decrease) in deferred revenues	(1,105)	1,187
Net cash provided by operating activities	23,286	41,407
Cash flows from investing activities:
Purchases of property and equipment, net	(15,287)	(5,376)
Investment in life insurance policies	(1,826)	(1,699)
Purchases of businesses, net of cash acquired	(103,456)	(49,071)
Capitalization of internally developed software costs	(528)	(536)
Proceeds from note receivable	177	—
Proceeds from sale of business	1,499	—
Net cash used in investing activities	(119,421)	(56,682)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	123
Shares redeemed for employee tax withholdings	(4,259)	(4,445)
Share repurchases	—	(55,265)
Proceeds from borrowings under credit facility	205,500	116,000
Repayments on credit facility	(106,500)	(93,000)
Payments for debt issuance costs	(395)	—
Payment of contingent consideration liabilities	(1,811)	—
Net cash provided by (used in) financing activities	92,535	(36,587)
Effect of exchange rate changes on cash	165	125
Net decrease in cash and cash equivalents	(3,435)	(51,737)
Cash and cash equivalents at beginning of the period	17,027	58,437
Cash and cash equivalents at end of the period	$13,592	$6,700
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$4,657	$3,248
Promissory note assumed for purchase of property and equipment	$5,113	$—
Contingent consideration related to business acquisitions	$15,489	$6,500
Common stock issued related to business acquisition	$9,560	$—
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1. Description of Business
Huron is a global professional services firm committed to achieving sustainable results in partnership with its clients. We bring a depth of expertise in strategy, technology, operations, advisory services and analytics to drive lasting and measurable results in the healthcare, higher education, life sciences and commercial sectors. Through focus, passion, and collaboration, we provide guidance to support organizations as they contend with the changes transforming their industries and businesses.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2017 and 2016. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
3. New Accounting Pronouncements
Recently Adopted
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required us to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. We adopted this ASU in the second quarter of 2017 on a prospective basis and applied the new guidance to our interim goodwill impairment tests performed in the second quarter of 2017. Refer to Note 6 “Goodwill and Intangible Assets” for additional information on our interim goodwill impairment tests performed.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, and forfeitures. We adopted this guidance in the first quarter of 2017, at which time we began recognizing excess tax benefits and deficiencies as income tax benefit or expense in our consolidated statements of operations on a prospective basis. We recognized $0.1 million and $1.7 million of net excess tax deficiencies as income tax expense in our consolidated statement of operations for the three and six months ended June 30, 2017, respectively. Refer to Note 13 "Income Taxes" for additional information on our effective tax rate for the three and six months ended June 30, 2017. Additionally, upon adoption, we began classifying excess tax benefits as an operating activity on the statement of cash flows on a retrospective basis. As a result, we reclassified $0.9 million of excess tax benefits for the first six months of 2016 from cash flows from financing activities to cash flows from operating activities on our statement of cash flows. We elected to account for share-based award forfeitures as they occur, and applied this accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings of $0.4 million during the first quarter of 2017.
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

Not Yet Adopted
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In accordance with the new standard, we will adopt ASU 2014-09 on January 1, 2018. Companies may apply the new guidance using either the full retrospective transition method, which requires restating each prior period presented, or the modified retrospective transition method, under which the new guidance is applied to the current period presented in the financial statements and a cumulative-effect adjustment is recorded as of the date of adoption. We expect to apply the new guidance using the modified retrospective transition method. We are currently evaluating the potential impact this guidance will have on our consolidated financial statements; most notably the impact on our revenue recognition for performance-based fee billing arrangements. Currently, we recognize revenue under performance-based fee billing arrangements once all related performance criteria are met and the amount to be recognized is fixed or determinable. However, we anticipate that ASC 606 will require us to estimate these amounts and recognize a significant portion of the estimated amounts over the term of the engagement. As a result, we expect to recognize revenue under performance-based fee billing arrangements earlier under ASC 606 than we do under current guidance.
4. Discontinued Operations
On December 31, 2015, we sold our Huron Legal segment to Consilio, Inc. ("Consilio"). Huron Legal provided eDiscovery services, consulting services and contract management services related to law department management, information governance and compliance, legal discovery, litigation management, and legal analytics.
The divestiture of the Huron Legal segment represented a strategic shift that had a major effect on our operations and financial results. As such, the operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of operations for all periods presented. As of June 30, 2017 and December 31, 2016, no assets or liabilities of the disposed business remained on our consolidated balance sheet.
For the three and six months ended June 30, 2017, we recognized income from discontinued operations, net of tax, of $0.3 million and $0.5 million, respectively, primarily related to updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment. For the three and six months ended June 30, 2016, we recognized losses from discontinued operations, net of tax, of $1.0 million and $1.8 million, respectively, primarily related to obligations for former employees, legal fees, and updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment.
In connection with the sale of Huron Legal, we entered into a transition services agreement ("TSA") with Consilio, under which we provide certain post-closing services, support, and facilities to Consilio to facilitate an orderly transfer of the Huron Legal business operations. Billings under the TSA, which we do not consider to be significant, are recorded as a reduction of the costs to provide the respective services, primarily in selling, general and administrative expenses in the consolidated statements of operations. Services under the TSA ended as of June 30, 2017. We have no continuing involvement with the Huron Legal segment.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

5. Acquisitions
ADI Strategies, Inc.
On April 1, 2017, we completed our acquisition of the international assets of ADI Strategies, Inc. ("ADI Strategies") in Dubai and India. We acquired the U.S. assets of ADI Strategies in the second quarter of 2016. ADI Strategies is a leading enterprise performance management, risk management and business intelligence firm. The acquisition strengthens our technology and analytics competencies and expands our global reach. The international results of operations of ADI Strategies have been included in our consolidated financial statements and results of operations of the Business Advisory segment from the date of acquisition.
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
Pro forma results of operations are not presented for ADI Strategies or Pope Woodhead because these acquisitions were not material in relation to our consolidated financial position or results of operations.
Innosight Holdings, LLC
On March 1, 2017, we acquired 100% of the membership interests of Innosight Holdings, LLC ("Innosight"). Innosight is a growth strategy firm focused on helping companies navigate disruptive change and manage strategic transformation. Together with Innosight, we will use our strategic, operational, and technology capabilities to help clients across multiple industries develop pioneering solutions to address disruption and achieve sustained growth.
The acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The current fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed, but certain items, such as the working capital adjustment, may be subject to change as additional information is received. Thus, the provisional measurements of fair value and goodwill are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The acquisition date fair value of the consideration transferred for Innosight was $113.7 million, which consisted of the following:

Fair value of consideration transferred
Cash	$90,725
Common stock	9,560
Contingent consideration liability	12,050
Accrued preliminary net working capital adjustment	1,330
Total consideration transferred	$113,665
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

March 1, 2017
Assets acquired:
Accounts receivable	$7,752
Unbilled services	1,881
Prepaid expenses and other current assets	491
Property and equipment	419
Intangible assets	18,015
Liabilities assumed:
Accounts payable	569
Accrued expenses and other current liabilities	837
Accrued payroll and related benefits	883
Deferred revenues	30
Total identifiable net assets	26,239
Goodwill	87,426
Total purchase price	$113,665
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date.

	Fair Value	Useful Life in Years
Customer relationships	$9,500	6
Trade name	6,000	6
Customer contracts	1,000	1
Non-compete agreements	1,300	5
Favorable lease contract	215	1
Total intangible assets subject to amortization	$18,015
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
Innosight’s results of operations have been included in our unaudited consolidated statements of operations and results of operations of our Business Advisory segment from the date of acquisition. For the three months ended June 30, 2017, revenues from Innosight were $10.9 million and operating income was $0.2 million, which included $1.0 million of amortization expense for intangible assets acquired. For the six months ended June 30, 2017, revenues from Innosight were $16.1 million and operating income was $1.4 million, which included $1.8 million of amortization expense for intangible assets acquired. In connection with the acquisition of Innosight, we incurred $1.7 million of transaction and acquisition-related expenses. Of the $1.7 million of expense, $1.4 million was incurred in the first quarter of 2017 and $0.3 million was incurred in the second quarter in 2017. These costs are recorded in selling, general and administrative expenses.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following unaudited supplemental pro forma information summarizes the combined results of operations of Huron and Innosight as though the companies were combined on January 1, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$181,418	$194,386	$379,392	$383,956
Net income (loss) from continuing operations	$(150,190)	$16,978	$(142,092)	$22,374
Net income (loss) from continuing operations per share - basic	$(6.99)	$0.80	$(6.63)	$1.05
Net income (loss) from continuing operations per share - diluted	$(6.99)	$0.79	$(6.63)	$1.03
The historical financial information has been adjusted to give effect to pro forma adjustments consisting of intangible asset amortization expense, acquisition-related costs, interest expense, and the related income tax effects. The unaudited pro forma information above includes adjustments to decrease expense for the three months ended June 30, 2017 by $0.3 million and include additional expense of $2.2 million for the three months ended June 30, 2016. We have included additional expense of $0.5 million and $5.6 million, for the six months ended June 30, 2017 and 2016, respectively. Additionally, the historical financial information has been adjusted to give effect to the shares issued as consideration. All of these adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had it completed the acquisition on January 1, 2016. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

6. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2017.

	Healthcare	Education	Business Advisory	Total
Balance as of December 31, 2016:
Goodwill	$636,802	$102,906	$203,137	$942,845
Accumulated impairment losses	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2016	636,802	102,906	60,154	799,862
Goodwill recorded in connection with business acquisitions (1)	—	10,252	88,156	98,408
Goodwill impairment charge	(209,600)	—	—	(209,600)
Goodwill reallocation	—	(10,794)	10,794	—
Goodwill allocated to disposal of business (2)	—	—	(568)	(568)
Foreign currency translation	—	466	268	734
Goodwill, net as of June 30, 2017	$427,202	$102,830	$158,804	$688,836

(1)	Refer to Note 5 "Acquisitions" for additional information on the goodwill recorded in connection with business acquisitions.

(2)
On June 16, 2017, we sold our Life Sciences Compliance and Operations practice ("Life Sciences C&O") to a third-party, and allocated a portion of goodwill within the Life Sciences reporting unit to the disposed business based on the relative fair values of Life Sciences C&O and the remaining reporting unit. The allocated goodwill of $0.6 million was written off and included in the gain on sale of Life Sciences C&O. The sale of Life Sciences C&O did not meet the criteria for reporting separately as discontinued operations. In connection with the sale, we recorded a $0.9 million gain which is included in other income, net in our consolidated statements of operations.

Second Quarter 2017 Goodwill Impairment Charge
Since the first quarter of 2016, the Healthcare segment, which is also a reporting unit, has experienced declining revenues, primarily driven by softness in our revenue cycle offering within our performance improvement solution. This softness is attributable to decreased demand for our services, the winding down of some of our larger projects, and a growing trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, and workforce reductions to better align resources with market demand. While the initiatives undertaken to improve the financial performance of our Healthcare segment are yielding some positive impacts, hospitals and health systems continue to face regulatory and funding uncertainty; therefore, we remain cautious about near-term growth. As we have previously disclosed in prior quarters, if the financial performance of our Healthcare segment continued to decline and did not meet our expectations, we could be required to perform an interim impairment analysis with respect to our carrying value of goodwill for the Healthcare reporting unit prior to our usual annual test. Based on forecasts prepared in the second quarter of 2017 in connection with our quarterly forecasting cycle, we now believe that the likely time frame to improve the financial results of this segment will take longer than originally anticipated. As such, we concluded that the fair value of the Healthcare reporting unit may no longer exceed its carrying value. In connection with the preparation of our financial statements for the quarter ended June 30, 2017, we performed an interim impairment test on the Healthcare reporting unit.
Our goodwill impairment test was performed by comparing the fair value of the Healthcare reporting unit with its carrying value and, in accordance with ASU 2017-04 which we adopted in the second quarter of 2017, recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. To estimate the fair value of the Healthcare reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the estimated fair value of the Healthcare reporting unit, we recorded a $209.6

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

million non-cash pretax charge in the second quarter of 2017 to reduce the carrying value of goodwill in our Healthcare reporting unit.
In connection with the goodwill impairment test performed on the Healthcare reporting unit, we performed an impairment test on the long-lived assets allocated to the asset groups within the Healthcare reporting unit. Based on the impairment test performed, we concluded that the long-lived assets allocated to the asset groups within the Healthcare reporting unit were not impaired as of June 30, 2017.
Second Quarter 2017 Goodwill Reallocation
Effective June 1, 2017, we reorganized our internal financial reporting structure, which management uses to assess performance and allocate resources, by moving our Life Sciences practice from the Education and Life Sciences segment to the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment. The Life Sciences practice will be a separate reporting unit for purposes of goodwill impairment testing. We will continue to operate under three reportable segments: Healthcare, Education, and Business Advisory. These three reportable segments will be comprised of the following six reporting units for goodwill impairment testing purposes: Healthcare, Education, Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences. The Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences reporting units comprise our Business Advisory segment. See Note 15 "Segment Information" for additional information on our reportable segments.
As a result of the reorganization, we reallocated $10.8 million of the goodwill balance associated with the previous Education and Life Sciences reporting unit to the new Life Sciences reporting unit based on the relative fair values of the Life Sciences reporting unit and the remaining Education reporting unit. The estimated fair values were determined using a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting.

In conjunction with the goodwill reallocation, we performed a goodwill impairment test for the goodwill balances within our Education reporting unit and Life Sciences reporting unit as of June 1, 2017. Based on the results of the goodwill impairment test, we determined that the fair values of our Education reporting unit and Life Sciences reporting unit exceeded their carrying values. As such, we concluded that there was no indication of goodwill impairment for either reporting unit.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible Assets
Intangible assets as of June 30, 2017 and December 31, 2016 consisted of the following:

		As of June 30, 2017		As of December 31, 2016
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 13	$105,988	$43,061	$89,279	$34,827
Trade names	2 to 6	29,016	15,215	22,930	11,652
Customer contracts	1 to 4	27,554	24,540	26,497	21,295
Technology and software	3 to 5	9,340	3,882	8,970	2,667
Non-competition agreements	1 to 5	5,330	2,226	3,685	1,697
Publishing content	3	3,300	2,613	3,300	2,062
Favorable lease contract	1 to 3	935	437	720	203
In-process technology	Indefinite	—	—	370	—
Total		$181,463	$91,974	$155,751	$74,403
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
Intangible asset amortization expense was $8.9 million and $8.2 million for the three months ended June 30, 2017 and 2016, respectively. Intangible asset amortization expense was $17.6 million and $15.6 million for the six months ended June 30, 2017 and 2016, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2017 and each of the five succeeding years for the definite-lived intangible assets recorded as of June 30, 2017.

Year Ending December 31,	Estimated Amortization Expense
2017	$34,966
2018	$23,936
2019	$17,279
2020	$12,116
2021	$8,070
2022	$6,092
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
7. Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. Such securities or other contracts include unvested restricted stock awards, outstanding common stock options, convertible senior notes, and outstanding warrants, to the extent dilutive. In periods for which we report a net loss from continuing operations, diluted weighted average common shares outstanding excludes all potential common stock equivalents as their impact on diluted net loss from continuing operations per share would be anti-dilutive. Earnings (loss) per share under the basic and diluted computations are as follows:

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) from continuing operations	$(150,482)	$16,139	$(145,327)	$23,005
Income (loss) from discontinued operations, net of tax	309	(970)	452	(1,834)
Net income (loss)	$(150,173)	$15,169	$(144,875)	$21,171

Weighted average common shares outstanding – basic	21,492	21,061	21,366	21,088
Weighted average common stock equivalents	—	315	—	330
Weighted average common shares outstanding – diluted	21,492	21,376	21,366	21,418

Net earnings per basic share:
Net income (loss) from continuing operations	$(7.00)	$0.77	$(6.80)	$1.09
Income (loss) from discontinued operations, net of tax	0.01	(0.05)	0.02	(0.09)
Net income (loss)	$(6.99)	$0.72	$(6.78)	$1.00

Net earnings per diluted share:
Net income (loss) from continuing operations	$(7.00)	$0.76	$(6.80)	$1.07
Income (loss) from discontinued operations, net of tax	0.01	(0.05)	0.02	(0.08)
Net income (loss)	$(6.99)	$0.71	$(6.78)	$0.99
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of June 30,
	2017	2016
Unvested restricted stock awards	604	2
Outstanding common stock options	194	—
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	7,056	6,260
See Note 8 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
We currently have a share repurchase program, authorized by our board of directors, pursuant to which we may, from time to time, repurchase up to $125 million of our common stock through October 31, 2017 (the “Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased during the first six months of 2017. In the first quarter of 2016, we repurchased and retired 982,192 shares for $55.3 million. No shares were repurchased in the second quarter of 2016. As of June 30, 2017, $35.1 million remains available for share repurchases.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

8. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	June 30, 2017	December 31, 2016
1.25% convertible senior notes due 2019	$228,554	$224,065
Senior secured credit facility	167,000	68,000
Promissory note due 2024	5,113	—
Total long-term debt	$400,667	$292,065
Current maturities of debt (1)	(494)	—
Long-term debt, net of current portion	$400,173	$292,065

(1)	The current maturities of debt are included as a component of accrued expenses and other current liabilities on our consolidated balance sheets.
A summary of the scheduled maturities of our debt follows:

Scheduled Maturities of Long-Term Debt
2017	$245
2018	$501
2019	$250,515
2020	$167,529
2021	$544
Thereafter	$2,779
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
We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of June 30, 2017, the remaining life of the Convertible Notes is 2.3 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
As of June 30, 2017 and December 31, 2016, the Convertible Notes consisted of the following:

	As of June 30, 2017	As of December 31, 2016
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(18,640)	(22,520)
Less: debt issuance costs, net of amortization	(2,806)	(3,415)
Net carrying amount	$228,554	$224,065
Equity component (1)	$39,287	$39,287

(1)	Included in additional paid-in capital on the consolidated balance sheet.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractual interest coupon	$781	$781	$1,563	$1,563
Amortization of debt discount	1,951	1,861	3,879	3,699
Amortization of debt issuance costs	305	300	609	598
Total interest expense	$3,037	$2,942	$6,051	$5,860
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

The Company recorded an initial deferred tax liability of $15.4 million in connection with the debt discount associated with the Convertible Notes and recorded an initial deferred tax asset of $16.5 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are included in deferred income taxes, net on the consolidated balance sheets.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.25 to 1.00 to 3.75 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At June 30, 2017, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.22 to 1.00 and a Consolidated Interest Coverage Ratio of 15.78 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at June 30, 2017 totaled $167.0 million. These borrowings carried a weighted average interest rate of 2.9%, including the effect of the interest rate swap in effect as of June 30, 2017 and described in Note 10 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2016 were $68.0 million and carried a weighted average interest rate of 2.5%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2017, we had outstanding letters of credit totaling $2.6 million, which are primarily used as security deposits for our office facilities. As of June 30, 2017, the unused borrowing capacity under the revolving credit facility was $330.4 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. As of June 30, 2017, the aircraft had a carrying amount of $6.8 million.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

9. Restructuring Charges
During the second quarter of 2017, we incurred a $3.7 million pretax restructuring charge. The $3.7 million charge primarily consisted of $2.0 million related to workforce reductions in our Healthcare segment to better align our resources with market demand, $1.0 million for the accrual of remaining lease obligations, net of estimated sublease income, for offices vacated in the second quarter of 2017 and accelerated depreciation on leasehold improvements for our San Francisco office, and $0.4 million related to workforce reductions in our corporate operations primarily to adjust our infrastructure to align with the decreased workforce in the Healthcare segment.
During the first quarter of 2017, we incurred a $0.3 million pretax restructuring charge primarily related to updated assumptions for lease accruals.
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
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the six months ended June 30, 2017.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2016	$5,182	$5,773	$24	$10,979
Additions (1)	2,868	1,097	108	4,073
Payments	(6,815)	(934)	7	(7,742)
Adjustments (1)	(117)	(553)	(78)	(748)
Non-cash items	(46)	(24)	(61)	(131)
Balance as of June 30, 2017	$1,072	$5,359	$—	$6,431

(1)
Additions and adjustments for the six months ended June 30, 2017 include a restructuring gain of $0.6 million related to updated lease assumptions for vacated office space directly related to discontinued operations. Refer to Note 4 "Discontinued Operations" for additional information on our discontinued operations.

As of June 30, 2017, our restructuring charge liability related to office space reductions of $5.4 million represented the present value of remaining lease payments, net of estimated sublease income, primarily for our vacated office spaces in Washington, D.C., Houston, and Chicago. This restructuring charge liability is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. All of the $1.1 million restructuring charge liability related to employee costs at June 30, 2017 is expected to be paid in the next 12 months. The restructuring charge liability related to employee costs is included as a component of accrued payroll and related benefits.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

On June 22, 2017, we entered into a forward interest rate swap agreement effective August 31, 2017 and ending August 31, 2022, with a notional amount of $50.0 million. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 1.900%.
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. As of June 30, 2017, it was anticipated that $0.1 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. Our interest rate swap agreements were effective during the three and six months ended June 30, 2017.
The table below sets forth additional information relating to our interest rate swap designated as a cash flow hedging instrument as of June 30, 2017 and December 31, 2016.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	June 30, 2017	December 31, 2016
Prepaid expenses and other current assets	$23	$—
Other non-current assets	$82	$—
Accrued expenses	$202	$54
All of our derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is our policy to record all derivative assets and liabilities on a gross basis on our consolidated balance sheet. The interest rate swaps outstanding as of June 30, 2017 and December 31, 2016 were held with the same counterparty.
We do not use derivative instruments for trading or other speculative purposes. Refer to Note 12 “Other Comprehensive Income (Loss)” for additional information on our derivative instrument.

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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets:
Interest rate swap	$—	$23	$—	$23
Promissory note	—	—	2,259	2,259
Convertible debt investment	—	—	35,546	35,546
Deferred compensation assets	—	19,514	—	19,514
Total assets	$—	$19,537	$37,805	$57,342
Liabilities:
Interest rate swap	$—	$120	$—	$120
Contingent consideration for business acquisitions	—	—	21,469	21,469
Total liabilities	$—	$120	$21,469	$21,589
December 31, 2016
Assets:
Promissory note	$—	$—	$2,325	$2,325
Convertible debt investment	—	—	34,675	34,675
Deferred compensation assets	—	16,408	—	16,408
Total assets	$—	$16,408	$37,000	$53,408
Liabilities:
Interest rate swap	$—	$54	$—	$54
Contingent consideration for business acquisitions	—	—	8,827	8,827
Total liabilities	$—	$54	$8,827	$8,881
Deferred compensation assets: We have a non-qualified deferred compensation plan (the "Plan") for the members of our board of directors and a select group of our employees. The deferred compensation liability is funded by the Plan assets, which consist of life insurance policies maintained within a trust. The cash surrender value of the life insurance policies approximates fair value, and is based on third-party broker statements which provide the fair value of the life insurance policies' underlying investments, which are Level 2 inputs. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The Plan assets are included in other non-current assets on our consolidated balance sheet. Realized and unrealized gains (losses) from the deferred compensation assets are recorded to other income (expense), net in our consolidated statements of operations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Interest rate swaps: The fair value of our interest rate swaps was derived using estimates to settle the interest rate swap agreements, which is based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.
Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, we received a $3.5 million promissory note payable over four years. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to us annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. This fair value measurement is based on significant inputs not observable in the market and thus represent Level 3 inputs. As of June 30, 2017, $0.2 million is recorded in prepaid expenses and other current assets and represents the present value of the payments expected to be received in the next 12 months, and the remaining $2.1 million is recorded in other non-current assets.
The table below sets forth the changes in the balance of the promissory note for the six months ended June 30, 2017.

Promissory Note
Balance as of December 31, 2016	$2,325
Interest payments received	(96)
Principal payment received	(177)
Change in fair value of promissory note	207
Balance as of June 30, 2017	$2,259
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
The table below sets forth the changes in the balance of the convertible debt investment for the six months ended June 30, 2017.

Convertible Debt Investment
Balance as of December 31, 2016	$34,675
Change in fair value of convertible debt investment	871
Balance as of June 30, 2017	$35,546
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

weighted basis and discount rates, which typically reflect a risk-free rate. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates. Refer to Note 5 “Acquisitions” for information on the acquisitions completed in 2017. The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the six months ended June 30, 2017.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2016	$8,827
Acquisitions	15,489
Payments	(1,938)
Remeasurement of contingent consideration for business acquisitions	(1,102)
Unrealized loss due to foreign currency translation	193
Balance as of June 30, 2017	$21,469
Financial assets and liabilities not recorded at fair value are as follows:
Senior Secured Credit Facility
The carrying value of our borrowings outstanding under our senior secured credit facility is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the senior secured credit facility bears interest at variable rates based on current market rates as set forth in the Amended Credit Agreement. Refer to Note 8 “Financing Arrangements” for additional information on our senior secured credit facility.
Promissory Note due 2024
The carrying value of our promissory note due 2024 is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the promissory note bears interest at rates based on current market rates as set forth in the terms of the promissory note. Refer to Note 8 “Financing Arrangements” for additional information on our promissory note due 2024.
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$228,554	$239,445	$224,065	$245,018
The differences between the $250 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of June 30, 2017 and December 31, 2016, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 8 “Financing Arrangements” for additional information on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended June 30, 2017 and December 31, 2016.
Based on the closing price of our common stock of $43.20 on June 30, 2017, the if-converted value of the Convertible Notes was less than the principal amount.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

12. Other Comprehensive Income (Loss)
The tables below set forth the components of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$802	$—	$802	$(19)	$—	$(19)
Unrealized loss on investment	$(2,023)	$777	$(1,246)	$(995)	$398	$(597)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(120)	$46	$(74)	$(160)	$62	$(98)
Reclassification adjustments into earnings	3	(1)	2	106	(42)	64
Net unrealized loss	$(117)	$45	$(72)	$(54)	$20	$(34)
Other comprehensive loss	$(1,338)	$822	$(516)	$(1,068)	$418	$(650)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,226	$—	$1,226	$2	$—	$2
Unrealized gain on investment	$871	$(340)	$531	$1,430	$(555)	$875
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(82)	$32	$(50)	$(463)	$181	$(282)
Reclassification adjustments into earnings	39	(16)	23	222	(88)	134
Net unrealized loss	$(43)	$16	$(27)	$(241)	$93	$(148)
Other comprehensive income	$2,054	$(324)	$1,730	$1,191	$(462)	$729
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2016	$(453)	$4,088	$(20)	$3,615
Current period change	1,226	531	(27)	1,730
Balance, June 30, 2017	$773	$4,619	$(47)	$5,345

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

13. Income Taxes
For the three months ended June 30, 2017, our effective tax rate was 26.2% as we recognized income tax benefit from continuing operations of $53.5 million on a loss from continuing operations of $204.0 million. For the second quarter of 2016, our effective tax rate was 33.8% as we recognized income tax expense from continuing operations of $8.2 million on income from continuing operations of $24.4 million. The effective tax rate for the three months ended June 30, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the non-deductible portion of the goodwill impairment charge recorded in the second quarter of 2017. Of the $209.6 million goodwill impairment charge, $61.2 million was not deductible for income tax purposes. The effective tax rate for the three months ended June 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to a discrete favorable adjustment to our state tax rate and a discrete tax benefit related to share-based compensation, as well as certain credits and deductions and the release of valuation allowance previously established on certain foreign tax credits, partially offset by non-deductible business expenses.
For the six months ended June 30, 2017, our effective tax rate was 24.7% as we recognized income tax benefit from continuing operations of $47.8 million on a loss from continuing operations of $193.1 million. For the six months ended June 30, 2016, our effective tax rate was 34.7% as we recognized income tax expense of $12.2 million on income from continuing operations of $35.2 million. The effective tax rate for the six months ended June 30, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the non-deductible portion of the goodwill impairment charge described above, as well as discrete tax expense for share-based compensation of $1.7 million related to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. Refer to Note 3 "New Accounting Pronouncements" for additional information on the adoption of ASU 2016-09. The effective tax rate for the six months ended June 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to a discrete favorable adjustment to our state tax rate and a discrete tax benefit related to share-based compensation, as well as certain credits and deductions and the release of valuation allowance previously established on certain foreign tax credits, partially offset by non-deductible business expenses.
As of June 30, 2017, we had $3.3 million of unrecognized tax benefits, of which $0.9 million would affect the effective tax rate of continuing operations and $2.4 million would affect the effective tax rate of discontinued operations, if recognized. As of June 30, 2017, we had $2.4 million in unrecognized tax benefits related to positions taken on our tax returns for discontinued operations. While such tax returns remain subject to audit by tax authorities, it is reasonably possible that unrecognized tax benefits may decrease by $2.4 million over the next 12 months due to the expiration of the statute of limitations.
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
Guarantees
Guarantees in the form of letters of credit totaling $2.6 million and $4.8 million were outstanding at June 30, 2017 and December 31, 2016, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of June 30, 2017 and December 31, 2016, the total estimated fair value of our contingent consideration liabilities was $21.5 million and $8.8 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

15. Segment Information
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker, who is our chief executive officer, manages the business under three operating segments, which are our reportable segments: Healthcare, Education, and Business Advisory.
During the second quarter of 2017, we reorganized our internal financial reporting structure, which management uses to assess performance and allocate resources, by moving our Life Sciences practice from the Education and Life Sciences segment to the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment. While our consolidated results have not been impacted, we have restated our historical segment information for consistent presentation.

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
Our Education segment provides management consulting and technology solutions to higher education institutions and academic medical centers. We partner with clients to address challenges relating to business and technology strategy, financial management, operational and organizational effectiveness, research administration, and regulatory compliance. Our institutional strategy, market research, budgeting and financial management, business operations and student lifecycle management solutions align missions with business priorities, improve quality and reduce costs institution-wide. Our technology strategy, enterprise applications, and analytic solutions transform and optimize operations, deliver time and cost savings, and enhance the student experience. Our research enterprise solutions assist clients in identifying and implementing institutional research strategy, optimizing clinical research operations, improving financial management and cost reimbursement, improving service to faculty, and mitigating risk compliance.

•	Business Advisory
Our Business Advisory segment provides services to middle market and large organizations, not-for-profit organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition as well as creditors, equity owners, and other key constituents. Our Business Advisory professionals resolve complex business issues and enhance client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. Our Enterprise Solutions and Analytics professionals deliver technology and analytic solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our expertise in full-service enterprise performance management (EPM), enterprise resource planning (ERP), business intelligence and analytics, customer relationship management (CRM), and data management services helps clients identify and execute on business and technology strategies to drive results and gain a competitive advantage. Our Strategy and Innovation professionals collaborate with clients across a range of industries to identify new growth opportunities, build new ventures and capabilities, and accelerate organizational change. Our Life Sciences professionals provide strategic solutions to help pharmaceutical, medical device, and biotechnology companies deliver more value to patients, payers, and providers and comply with regulations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative expenses that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include costs for corporate office support, certain office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology, and Company-wide business development functions, as well as costs related to overall corporate management.
The table below sets forth information about our operating segments for the three and six months ended June 30, 2017 and 2016, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Healthcare:
Revenues	$83,227	$106,088	$181,679	$220,106
Operating income	$23,652	$41,399	$57,802	$80,405
Segment operating income as a percentage of segment revenues	28.4%	39.0%	31.8%	36.5%
Education:
Revenues	$43,926	$37,322	$86,207	$73,195
Operating income	$12,495	$11,482	$24,010	$20,577
Segment operating income as a percentage of segment revenues	28.4%	30.8%	27.9%	28.1%
Business Advisory:
Revenues	$54,265	$40,849	$102,381	$71,447
Operating income	$12,192	$10,856	$22,058	$14,668
Segment operating income as a percentage of segment revenues	22.5%	26.6%	21.5%	20.5%
Total Company:
Revenues	$181,418	$184,259	$370,267	$364,748
Reimbursable expenses	20,930	18,982	37,880	35,543
Total revenues and reimbursable expenses	$202,348	$203,241	$408,147	$400,291

Segment operating income	$48,339	$63,737	$103,870	$115,650
Items not allocated at the segment level:
Other operating expenses	30,732	27,970	63,195	58,093
Other gains, net	(1,102)	—	(1,102)	—
Depreciation and amortization	9,684	7,558	18,603	14,972
Goodwill impairment charge (1)	209,600	—	209,600	—
Other expense, net	3,411	3,847	6,657	7,347
Income (loss) from continuing operations before income tax expense	$(203,986)	$24,362	$(193,083)	$35,238

(1)
The goodwill impairment charge is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

At June 30, 2017 and December 31, 2016, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the three and six months ended June 30, 2017 and 2016, no single client generated greater than 10% of our consolidated revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.

Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016 and under Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
OVERVIEW
Our Business
Huron is a global professional services firm committed to achieving sustainable results in partnership with clients. We bring a depth of expertise in strategy, technology, operations, advisory services, and analytics to drive lasting and measurable results in the healthcare, higher education, life sciences and commercial sectors. Through focus, passion and collaboration, we provide guidance and solutions to support organizations as they contend with the changes transforming their industries and businesses.
We provide professional services through three operating segments: Healthcare, Education, and Business Advisory.
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
Our Education segment provides management consulting and technology solutions to higher education institutions and academic medical centers. We partner with clients to address challenges relating to business and technology strategy, financial management, operational and organizational effectiveness, research administration, and regulatory compliance. Our institutional strategy, market research, budgeting and financial management, business operations and student lifecycle management solutions align missions with business priorities, improve quality and reduce costs institution-wide. Our technology strategy, enterprise applications, and analytic solutions transform and optimize operations, deliver time and cost savings, and enhance the student experience. Our research enterprise solutions assist clients in identifying and implementing institutional research strategy, optimizing clinical research operations, improving financial management and cost reimbursement, improving service to faculty, and mitigating risk compliance.

•	Business Advisory
Our Business Advisory segment provides services to middle market and large organizations, not-for-profit organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition as well as creditors, equity owners, and other key constituents. Our Business Advisory professionals resolve complex business issues and enhance client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. Our Enterprise Solutions and Analytics professionals deliver technology and analytic solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our expertise in full-service enterprise performance management (EPM), enterprise resource planning (ERP), business intelligence and analytics, customer relationship management (CRM), and data management services helps clients identify and execute on business and technology strategies to drive results and gain a competitive advantage. Our Strategy and Innovation professionals collaborate with clients across a range of industries to identify new growth opportunities, build new ventures and capabilities, and accelerate organizational change. Our Life Sciences professionals provide strategic solutions to help pharmaceutical, medical device, and biotechnology companies deliver more value to patients, payers, and providers and comply with regulations.
Segment Reorganization
During the second quarter of 2017, we reorganized our internal financial reporting structure, which management uses to assess performance and allocate resources, by moving our Life Sciences practice from the Education and Life Sciences segment to the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment. While our consolidated results have not been impacted, we have restated our historical segment information for consistent presentation.
Acquisitions
ADI Strategies, Inc. (International)
On April 1, 2017, we completed our acquisition of the international assets of ADI Strategies, Inc. ("ADI Strategies") in Dubai and India. Huron acquired the U.S. assets of ADI Strategies in the second quarter of 2016. ADI Strategies is a leading enterprise performance management, risk management and business intelligence firm. The acquisition strengthens Huron's technology and analytics competencies and expands its global reach. The international results of operations of ADI Strategies have been included in our consolidated financial statements and results of operations of the Business Advisory segment from the date of acquisition.
Innosight Holdings, LLC
On March 1, 2017, we completed our acquisition of Innosight Holdings, LLC ("Innosight"), a growth strategy firm focused on helping companies navigate disruptive change, enable innovation, and manage strategic transformation. Together with Innosight, we will use our strategic, operational, and technology capabilities to help clients across multiple industries develop pioneering solutions to address disruption and achieve sustained growth. Innosight's results of operations have been included in our consolidated financial statements and results of operations of our Business Advisory segment from the date of acquisition.
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
Divestiture
Life Sciences Compliance and Operations
During the second quarter of 2017, we divested our Life Sciences Compliance and Operations practice ("Life Sciences C&O"), which was part of our broader Life Sciences practice within the Business Advisory segment. The sale of Life Sciences C&O did not meet the criteria for reporting separately as discontinued operations.
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
Fixed-fee engagements represented 45.9% and 47.6% of our revenues for the three months ended June 30, 2017 and 2016, respectively, and 44.1% and 50.6% of our revenues for the six months ended June 30, 2017 and 2016, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 46.4% and 37.1% of our revenues for the three months ended June 30, 2017 and 2016, respectively, and 44.7% and 35.2% of our revenues for the six months ended June 30, 2017 and 2016, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 2.5% and 10.6% of our revenues for the three months ended June 30, 2017 and 2016, respectively, and 4.5% and 9.5% of our revenues for the six months ended June 30, 2017 and 2016, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support and maintenance and subscription revenues are recognized ratably over the support or subscription period, which ranges from one to three years. These fees are billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription revenues represented 5.2% and 4.7% of our revenues for the three months ended June 30, 2017 and 2016, respectively, and 6.7% and 4.7% of our revenues for the six months ended June 30, 2017 and 2016, respectively.
Our quarterly results are impacted principally by our full-time consultants’ utilization rate, the bill rates we charge our clients, the number of our revenue-generating professionals who are available to work, and the amount of performance-based fees recognized, which often vary significantly between quarters. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period.

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
To expand our business, we will remain focused on growing our existing relationships and developing new relationships, execute our managing director compensation plan to attract and retain senior practitioners, continue to promote and provide an integrated approach to service delivery, broaden the scope of our existing services, and acquire complementary businesses. We will regularly evaluate the performance of our practices to ensure our investments meet these objectives. Furthermore, we intend to enhance our visibility in the marketplace by refining our overarching messaging and value propositions for the organization as well as each practice. We will continue to focus on reaching our client base through clear, concise, and endorsed messages.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data. The results of operations for acquired businesses have been included in our results of operations since the date of their respective acquisition.
During the second quarter of 2017, we reorganized our internal financial reporting structure by moving our Life Sciences practice from the Education and Life Sciences segment to the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment. While our consolidated results have not been impacted, we have restated our historical segment information for consistent presentation.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Healthcare:
Revenues	$83,227	$106,088	$181,679	$220,106
Operating income	$23,652	$41,399	$57,802	$80,405
Segment operating income as a percentage of segment revenues	28.4%	39.0%	31.8%	36.5%
Education:
Revenues	$43,926	$37,322	$86,207	$73,195
Operating income	$12,495	$11,482	$24,010	$20,577
Segment operating income as a percentage of segment revenues	28.4%	30.8%	27.9%	28.1%
Business Advisory:
Revenues	$54,265	$40,849	$102,381	$71,447
Operating income	$12,192	$10,856	$22,058	$14,668
Segment operating income as a percentage of segment revenues	22.5%	26.6%	21.5%	20.5%
Total Company:
Revenues	$181,418	$184,259	$370,267	$364,748
Reimbursable expenses	20,930	18,982	37,880	35,543
Total revenues and reimbursable expenses	$202,348	$203,241	$408,147	$400,291

Segment operating income	$48,339	$63,737	$103,870	$115,650
Items not allocated at the segment level:
Other operating expenses	30,732	27,970	63,195	58,093
Other gains, net	(1,102)	—	(1,102)	—
Depreciation and amortization	9,684	7,558	18,603	14,972
Goodwill impairment charge (1)	209,600	—	209,600	—
Total operating income (loss)	(200,575)	28,209	(186,426)	42,585
Other expense, net	(3,411)	(3,847)	(6,657)	(7,347)
Income (loss) from continuing operations before income tax expense	(203,986)	24,362	(193,083)	35,238
Income tax expense (benefit)	(53,504)	8,223	(47,756)	12,233
Net income (loss) from continuing operations	$(150,482)	$16,139	$(145,327)	$23,005
Earnings per share from continuing operations:
Basic	$(7.00)	$0.77	$(6.80)	$1.09
Diluted	$(7.00)	$0.76	$(6.80)	$1.07

	Three Months Ended June 30,		Six Months Ended June 30,
Other Operating Data:	2017	2016	2017	2016
Number of full-time billable consultants (at period end) (2):
Healthcare	750	952	750	952
Education	519	428	519	428
Business Advisory	737	516	737	516
Total	2,006	1,896	2,006	1,896
Average number of full-time billable consultants (for the period) (2):
Healthcare	807	1,005	837	1,015
Education	494	421	483	415
Business Advisory	725	472	675	433
Total	2,026	1,898	1,995	1,863
Full-time billable consultant utilization rate (3):
Healthcare	77.7%	78.1%	74.9%	79.3%
Education	75.1%	72.4%	75.0%	72.9%
Business Advisory	72.4%	73.3%	78.2%	71.7%
Total	75.1%	75.6%	76.1%	76.1%
Full-time billable consultant average billing rate per hour (4):
Healthcare	$182	$211	$205	$212
Education	$219	$217	$218	$216
Business Advisory	$190	$228	$194	$224
Total	$194	$216	$204	$215
Revenue per full-time billable consultant (in thousands):
Healthcare	$65	$76	$142	$158
Education	$80	$76	$157	$152
Business Advisory	$72	$82	$145	$158
Total	$71	$78	$147	$157
Average number of full-time equivalents (for the period) (5):
Healthcare	215	198	215	199
Education	34	36	37	36
Business Advisory	17	21	18	15
Total	266	255	270	250
Revenue per full-time equivalent (in thousands):
Healthcare	$143	$148	$293	$299
Education	$134	$149	$281	$277
Business Advisory	$133	$98	$236	$200
Total	$141	$144	$288	$290

(1)
The non-cash goodwill impairment charge is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

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

Non-GAAP Measures
We also assess our results of operations using certain non-GAAP financial measures. These non-GAAP financial measures differ from GAAP because the non-GAAP financial measures we calculate to measure earnings (loss) before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, adjusted EBITDA as a percentage of revenues, adjusted net income (loss) from continuing operations, and adjusted diluted earnings (loss) per share from continuing operations exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.
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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$181,418	$184,259	$370,267	$364,748
Net income (loss) from continuing operations	$(150,482)	$16,139	$(145,327)	$23,005
Add back:
Income tax expense (benefit)	(53,504)	8,223	(47,756)	12,233
Interest expense, net of interest income	4,927	4,123	8,931	8,094
Depreciation and amortization	12,429	11,398	24,334	22,198
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	(186,630)	39,883	(159,818)	65,530
Add back:
Restructuring charges	3,669	1,747	3,948	3,080
Other gains, net	(1,102)	—	(1,102)	—
Goodwill impairment charge	209,600	—	209,600	—
Gain on sale of business	(931)	—	(931)	—
Foreign currency transaction gains	(81)	(7)	(64)	(354)
Adjusted EBITDA	$24,525	$41,623	$51,633	$68,256
Adjusted EBITDA as a percentage of revenues	13.5%	22.6%	13.9%	18.7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) from continuing operations	$(150,482)	$16,139	$(145,327)	$23,005
Weighted average shares - diluted	21,492	21,376	21,366	21,418
Diluted earnings (loss) per share from continuing operations	$(7.00)	$0.76	$(6.80)	$1.07
Add back:
Amortization of intangible assets	8,945	8,153	17,597	15,598
Restructuring charges	3,669	1,747	3,948	3,080
Other gains, net	(1,102)	—	(1,102)	—
Goodwill impairment charge	209,600	—	209,600	—
Non-cash interest on convertible notes	1,951	1,861	3,879	3,699
Gain on sale of business	(931)	—	(931)	—
Tax effect	(61,070)	(4,622)	(65,262)	(8,794)
Total adjustments, net of tax	161,062	7,139	167,729	13,583
Adjusted net income from continuing operations	$10,580	$23,278	$22,402	$36,588
Adjusted weighted average shares - diluted	21,657	21,376	21,566	21,418
Adjusted diluted earnings per share from continuing operations	$0.49	$1.09	$1.04	$1.71
These non-GAAP financial measures include adjustments for the following items:
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
Other gains, net: We have excluded the effects of remeasurement gains and losses related to contingent acquisition liabilities to permit comparability with periods that were not impacted by these items.
Goodwill impairment charge: We have excluded the effect of goodwill impairment charge in the second quarter of 2017 as this is an infrequent event and its exclusion permits comparability with periods that were not impacted by such charge.
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
Gain on sale of business: We have excluded the effect of the gain on the sale of Life Sciences C&O, as management believes that this one-time gain related to the divestiture of a business is not indicative of the ongoing performance of our business.
Foreign currency transaction gains: We have excluded the effect of foreign currency transaction gains from the calculation of adjusted EBITDA because the amount of each gain is significantly affected by timing and changes in foreign exchange rates.
Tax effect: The non-GAAP income tax adjustment reflects the incremental tax impact applicable to the non-GAAP adjustments.
Adjusted weighted average shares - diluted: As we reported a net loss for the three and six months ended June 30, 2017, GAAP diluted weighted average shares outstanding equals the basic weighted average shares outstanding for those periods. For the three and six months ended June 30, 2017, the non-GAAP adjustments described above resulted in an adjusted net income from continuing operations. Therefore, we included the dilutive common stock equivalents in the calculation of adjusted diluted weighted average shares outstanding.
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
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues
Revenues decreased $2.8 million, or 1.5%, to $181.4 million for the second quarter of 2017 from $184.3 million for the second quarter of 2016. Second quarter 2017 revenues included $19.8 million from our acquisitions of Innosight, Healthcare Services Management, Inc. ("HSM Consulting"), and Pope Woodhead, all of which were completed subsequent to the second quarter of 2016. Second quarter 2017 revenues also included a full quarter impact of our acquisition of the U.S. assets of ADI Strategies and revenues from our acquisition of the international assets of ADI Strategies. These acquisitions were completed in May 2016 and April 2017, respectively, and have since been fully integrated into the Business Advisory segment.
Of the overall $2.8 million decrease in revenues, $3.6 million was attributable to our full-time billable consultants, partially offset by a $0.7 million increase attributable to our full-time equivalents.
The decrease in full-time billable consultant revenues reflected a decrease in the average bill rate for the second quarter of 2017 compared to the prior year period, partially offset by an increase in the average number of billable consultants. As discussed below in Segment Results, this decrease in revenue attributable to our full-time billable consultants reflected decreased demand for our services in the Healthcare segment, partially offset by strengthened demand for our services in the Education and Business Advisory segments.
The increase in full-time equivalent revenues reflected an increase in the average number of full-time equivalents for the second quarter of 2017 compared to the prior year period, partially offset by a decrease in revenue per full-time equivalent. The increase was primarily attributable to an increased use of contractors in our Healthcare segment, largely due to our acquisition of HSM Consulting, partially offset by a decrease in license revenue in our Education segment.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $9.5 million, or 8.9%, to $116.4 million in the three months ended June 30, 2017, from $106.9 million in the three months ended June 30, 2016. The $9.5 million increase primarily related to a $6.6 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount from acquisitions and our ongoing cloud-based enterprise resource planning (ERP) investment, partially offset by decreases in salaries and related expenses in our Healthcare segment as a result of headcount reductions. Additional increases included a $1.5 million increase in performance bonus expense for our revenue-generating professionals, a $1.1 million increase in contractor expense, a $0.6 million increase in project costs, and a $0.4 million increase in product and event costs. All of these increases were partially offset by a $1.0 million decrease in amortization of intangible assets and a $0.5 million decrease in share-based compensation expense for our revenue-generating professionals. As a percentage of revenues, our total direct costs increased to 64.2% during the second quarter of 2017 compared to 58.0% during the second quarter of 2016, primarily due to the items described above.
Total direct costs for the three months ended June 30, 2017 included $2.7 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $3.8 million of amortization expense for the same prior year period. The $1.1 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Gains, Net
Selling, general and administrative expenses increased $4.1 million, or 10.3%, to $43.7 million in the second quarter of 2017 from $39.6 million in the second quarter of 2016. Selling, general and administrative expenses for the second quarter of 2017 included $4.3 million from Innosight and Pope Woodhead. The overall $4.1 million increase primarily related to a $3.1 million increase in salaries and related expenses for our support personnel, a $1.2 million increase in promotion and sponsorship expenses, a $0.7 million increase in facilities and other office-related expenses, and a $0.6 million increase in travel expenses, partially offset by a $1.6 million decrease in performance bonus expense for our support personnel, a $0.7 million decrease in legal costs, and a $0.7 million decrease in share-based compensation expense for our support personnel. As a percentage of revenues, selling, general and administrative expenses increased to 24.1% during the second quarter of 2017 compared to 21.5% during the second quarter of 2016, primarily due to the items described above.
Restructuring charges for the second quarter of 2017 totaled $3.7 million, compared to $1.7 million for the second quarter of 2016. The charges incurred in the second quarter of 2017 primarily consisted of $2.0 million related to workforce reductions in our

Healthcare segment to better align our resources with market demand, $1.0 million for the accrual of remaining lease obligations, net of estimated sublease income, for offices vacated in the second quarter of 2017 and accelerated depreciation on leasehold improvements for our San Francisco office, and $0.4 million related to workforce reductions in our corporate operations primarily to adjust our infrastructure to align with the decreased workforce in the Healthcare segment. The $1.7 million charge incurred in the second quarter of 2016 primarily consisted of $1.2 million related to workforce reductions in our Healthcare segment to better align our resources with market demand and $0.3 million related to updated assumptions for lease accruals for our Washington, D.C. space vacated in the fourth quarter of 2014. See Note 9 "Restructuring Charges" within the notes to our consolidated financial statements for further discussion of our restructuring expenses.
Other gains, net totaled $1.1 million for the three months ended June 30, 2017, and represents gains related to the decrease in the fair value of the liability for future expected contingent consideration payments related to acquisitions. No remeasurement gains or losses were recorded in the second quarter of 2016. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense increased by $2.1 million to $9.7 million in the three months ended June 30, 2017 from $7.6 million in the three months ended June 30, 2016. The increase was primarily attributable to an increase in amortization expense for intangible assets acquired in the HSM Consulting, Pope Woodhead, and Innosight acquisitions, all of which were completed subsequent to the second quarter of 2016, and an increase in amortization expense for a customer-related intangible asset acquired in the Studer Group acquisition. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, non-competition agreements, and trade names acquired in connection with our business acquisitions. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
During the quarter ended June 30, 2017, we recorded a $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare reporting unit. This charge is non-cash in nature and does not affect our liquidity or debt covenants. See the "Critical Accounting Policies" section below and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for further discussion of this charge.
Operating Income (Loss)
Operating income decreased $228.8 million to a loss of $200.6 million in the second quarter of 2017 from operating income of $28.2 million in the second quarter of 2016. This decrease is primarily attributable to the $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare segment. See the "Critical Accounting Policies" section below and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the non-cash goodwill impairment charge. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to (110.6)% in the three months ended June 30, 2017, compared to an operating margin of 15.3% in the three months ended June 30, 2016. The decrease in operating margin was primarily attributable to the goodwill impairment charge, increases in salaries and related expenses for both our revenue-generating professionals and support personnel, restructuring charges, performance bonus expense for our revenue-generating professionals, promotion and sponsorship expense, and contractor expense, partially offset by decreases, as percentages of revenue, in performance bonus expense for our support personnel, intangible asset amortization expense, and share-based compensation expense for our revenue-generating professionals and support personnel during the first three months of 2017 compared to the same prior year period, as described above.
Other Expense, Net
Total other expense, net decreased by $0.4 million to $3.4 million in the second quarter of 2017 from $3.8 million in the second quarter of 2016. The decrease was primarily attributable to a $0.9 million gain on sale of our Life Sciences Compliance and Operations solution within our Business Advisory segment in the second quarter of 2017. See Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the sale. The decrease in total other expense, net was also attributable to a $0.5 million increase in the market value of our investments that are used to fund our deferred compensation liability, compared to a $0.3 million gain in the second quarter of 2016. These decreases were partially offset by a $0.8 million increase in interest expense, net of interest income. The increase in interest expense was due to higher levels of borrowings under our credit facility during the second quarter of 2017 compared to the second quarter of 2016.
Income Tax Expense (Benefit)
For the three months ended June 30, 2017, our effective tax rate was 26.2% as we recognized income tax benefit from continuing operations of $53.5 million on a loss from continuing operations of $204.0 million. For the second quarter of 2016, our effective tax rate was 33.8% as we recognized income tax expense from continuing operations of $8.2 million on income from continuing operations of $24.4 million. The effective tax rate for the three months ended June 30, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the non-deductible portion of the goodwill impairment charge recorded in the second quarter of 2017. Of the $209.6 million pretax goodwill impairment charge, $61.2 million was not deductible for income tax purposes. The effective tax rate for the three months ended June 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to a discrete favorable adjustment to our state tax rate and a discrete tax benefit related to share-based compensation, as well as certain credits and deductions and the release of valuation allowance previously established on certain foreign tax credits, partially offset by non-deductible business expenses.
Net Income (Loss) from Continuing Operations
Net income from continuing operations decreased by $166.6 million, to a net loss from continuing operations of $150.5 million for the three months ended June 30, 2017, from net income from continuing operations of $16.1 million for the same period last year. This decrease is primarily attributable to the $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare segment. As a result of the decrease in net income from continuing operations, diluted loss per share from continuing operations for the second quarter of 2017 was $7.00 compared to diluted earnings per share from continuing operations of $0.76 for the second quarter of 2016. The non-cash goodwill impairment charge had a $7.14 unfavorable impact on diluted earnings per share from continuing operations for the second quarter of 2017.
Discontinued Operations
Net income from discontinued operations was $0.3 million for the three months ended June 30, 2017, compared to net loss from discontinued operations of $1.0 million for the same period last year. See Note 4 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA decreased $226.5 million to a loss of $186.6 million for the three months ended June 30, 2017 from earnings of $39.9 million for the three months ended June 30, 2016. Adjusted EBITDA decreased $17.1 million to $24.5 million in the second quarter of 2017 from $41.6 million in the second quarter of 2016. The decrease in EBITDA was primarily attributable to the non-cash goodwill impairment charge of $209.6 million recorded in the second quarter of 2017. The decrease in adjusted EBITDA was primarily due to the decrease in segment operating income, as discussed below in Segment Results, as well as an increase in corporate expenses primarily due to our acquisitions of Innosight and Pope Woodhead.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations decreased $12.7 million to $10.6 million in the second quarter of 2017 compared to $23.3 million in the second quarter of 2016. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.49 for the second quarter of 2017, compared to $1.09 for the second quarter of 2016.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $22.9 million, or 21.5%, to $83.2 million for the second quarter of 2017 from $106.1 million for the second quarter of 2016. Revenues for the second quarter of 2017 included $6.4 million from our acquisition of HSM Consulting, which was completed subsequent to the second quarter of 2016.
During the three months ended June 30, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 67.9%, 19.0%, 5.5%, and 7.6% of this segment’s revenues, respectively, compared to 70.0%, 10.4%, 14.0%, and 5.6% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $22.9 million decrease in revenues, $24.2 million was attributable to a decrease in revenue from our full-time billable consultants, partially offset by a $1.3 million increase in revenue generated by our full-time equivalents.
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average number of full-time billable consultants and the average billing rate. This decrease in revenue was primarily driven by a decreased demand for our performance improvement solution. Performance-based fee revenue was $4.5 million during the second quarter of 2017 compared to $14.8 million during the second quarter of 2016. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may also cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
The increase in revenue attributable to our full-time equivalents was primarily driven by an increase in the average number of full-time equivalents, largely due to our acquisition of HSM Consulting, partially offset by a decrease in revenue per full-time equivalent.
Operating Income
Healthcare segment operating income decreased $17.7 million, or 42.9%, to $23.7 million for the three months ended June 30, 2017 from $41.4 million for the three months ended June 30, 2016. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 28.4% for the second quarter of 2017 from 39.0% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, as well as increases in salaries and related expenses for our support personnel, contractor expenses, restructuring charges, product and event costs, and performance bonus expense for our revenue-generating professionals. The increase in performance bonus expense in the second quarter of 2017 is primarily attributable to a performance bonus adjustment in the second quarter of 2016 that decreased our year-to-date performance bonus accrual as a result of a revised full year forecast at that time. These decreases to the operating margin are partially offset by a decrease in performance bonus expense for our support personnel as a percentage of revenues.
The non-cash goodwill impairment charge discussed above with the consolidated results is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the "Critical Accounting Policies" section below and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for further discussion of this charge. We will continue to evaluate goodwill for impairment during future periods. Any future significant decline in the performance of our Healthcare segment could result in another non-cash goodwill impairment charge.
Education
Revenues
Education segment revenues increased $6.6 million, or 17.7%, to $43.9 million for the second quarter of 2017 from $37.3 million for the second quarter of 2016.
During the three months ended June 30, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 15.0%, 79.6%, 0.2%, and 5.2% of this segment’s revenues, respectively. During the three months ended June 30, 2016, revenues from fixed-fee engagements, time-and-expense engagements, and software support and maintenance and subscription arrangements represented 15.5%, 78.5%, and 6.0% of this segment’s revenues, respectively.
Of the overall $6.6 million increase in revenues, $7.3 million was attributable to our full-time billable consultants, partially offset by a $0.7 million decrease in revenue generated by our full-time equivalents. The increase in revenue attributable to our full-time billable consultants reflected increases in the average number of full-time billable consultants and consultant utilization rate. The decrease in revenue from our full-time equivalents was largely driven by a decrease in license revenues, and reflected decreases in both revenue per full-time equivalent and the average number of full-time equivalents in the second quarter of 2017 compared to the same prior year period.
Operating Income
Education segment operating income increased $1.0 million, or 8.8%, to $12.5 million for the three months ended June 30, 2017 from $11.5 million for the three months ended June 30, 2016. Segment operating margin slightly decreased to 28.4% for the second quarter of 2017 from 30.8% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in performance bonus expense for our revenue-generating professionals and promotion and sponsorship expenses, both as a percentage of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $13.4 million, or 32.8%, to $54.3 million for the second quarter of 2017 from $40.8 million for the second quarter of 2016. Revenues for the second quarter of 2017 included $13.4 million from our acquisitions of Innosight and Pope Woodhead, which were completed subsequent to the second quarter of 2016. Second quarter 2017 revenues also included a full quarter impact of our acquisition of the U.S. assets of ADI Strategies and revenues from our acquisition of the international assets of ADI Strategies. These acquisitions were completed in May 2016 and April 2017, respectively, and have since been fully integrated into the Business Advisory segment.
Revenues from fixed-fee engagements, time-and-expense engagements, and software support and maintenance and subscription arrangements represented 37.0%, 61.5%, and 1.5% of this segment’s revenues, respectively, during the second quarter of 2017. During the second quarter of 2016, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 18.9%, 68.8%, 11.3%, and 1.0% of this segment’s revenues, respectively. Performance-based fee revenue was $4.6 million for the second quarter of 2016. There was no performance-based fee revenue in the second quarter of 2017 for the Business Advisory segment. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may also cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Of the overall $13.4 million increase in revenues, $13.3 million was attributable to our full-time billable consultants and $0.1 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants was primarily driven by our acquisitions of Innosight, ADI Strategies, and Pope Woodhead, and reflected an increase in the average number of full-time billable consultants, partially offset by a decrease in the average billing rate, driven by the decrease in performance-based fees in the second quarter of 2017 compared to the same prior year period, and a decrease in the consultant utilization rate. The increase in revenue from our full-time equivalents reflected an increase in revenue per full-time equivalent, mostly offset by a decrease in the average number of full-time equivalents in the second quarter of 2017 compared to the same prior year period.
Operating Income
Business Advisory segment operating income increased by $1.3 million, or 12.3%, to $12.2 million for the three months ended June 30, 2017 from $10.9 million for the three months ended June 30, 2016. Segment operating margin decreased to 22.5% for the second quarter of 2017 from 26.6% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related benefits for our revenue-generating professionals, project costs, promotion and sponsorship expenses, and professional advisory fees, all as a percentage of revenues, as well as a decrease in performance-based fees in the second quarter of 2017 compared to the same prior year period. These decreases to segment operating margin were partially offset by decreases in performance bonus expense and share-based compensation expense for our revenue-generating professionals, contractor expenses, and intangible assets amortization expense.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues
Revenues increased $5.5 million, or 1.5%, to $370.3 million for the first six months of 2017 from $364.7 million for the first six months of 2016. Revenues for the first six months of 2017 included $32.7 million from our acquisitions of Innosight, HSM Consulting, and Pope Woodhead, all of which were completed subsequent to the second quarter of 2016, and $0.3 million of incremental revenues due to the full period impact of our acquisition of MyRounding Solutions, LLC ("MyRounding"), which we completed mid-first quarter 2016. Revenues for the first six months of 2017 also included a full period impact of our acquisition of the U.S. assets of ADI Strategies and revenues from our acquisition of the international assets of ADI Strategies. These acquisitions were completed in May 2016 and April 2017, respectively, and have since been fully integrated into the Business Advisory segment.
Of the overall $5.5 million increase in revenues, $5.3 million was attributable to our full-time equivalents and $0.2 million was attributable to our full-time billable consultants.
The increase in full-time equivalent revenues reflected an increase in the average number of full-time equivalents for the first six months of 2017 compared to the prior year period, partially offset by a decrease in revenue per full-time equivalent. The increase in the average number of full-time equivalents was primarily attributable to an increased use of contractors in our Healthcare and Education segments and an increase in software support and maintenance revenue and license revenue in our Business Advisory segment.
The increase in full-time billable consultant revenues was driven by an increase in the average number of billable consultants, mostly offset by a decrease in the average billing rate. As discussed below in Segment Results, this increase in revenue was largely driven by strengthened demand for our services in the Education and Business Advisory segments, largely offset by a decreased demand for our services in the Healthcare segment.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $13.0 million, or 5.8%, to $235.1 million for the six months ended June 30, 2017, from $222.2 million for the six months ended June 30, 2016. The overall $13.0 million increase primarily related to a $12.2 million increase in salaries and related expenses for our revenue-generating professionals, which was primarily driven by increased headcount from acquisitions and our ongoing cloud-based ERP investment. Additional increases included a $1.8 million increase in contractor expense, a $1.1 million increase in signing and retention bonus expense for our revenue-generating professionals, and a $0.6 million increase in technology expenses. These increases were partially offset by a $1.2 million decrease in performance bonus expense for our revenue-generating professionals, a $1.3 million decrease in intangible asset amortization expense, and a $1.0 million decrease in share-based compensation expense for our revenue-generating professionals. As a percentage of revenues, our total direct costs increased to 63.5% during the first six months of 2017 compared to 60.9% during the first six months of 2016 primarily due to the items described above.
Total direct costs for the six months ended June 30, 2017 included $5.7 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations and internal software development costs, compared to $7.2 million of amortization expense for the same prior year period. The $1.5 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization, partially offset by amortization of intangible assets acquired in the Innosight acquisition, which we completed in the first quarter of 2017. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Gains, Net
Selling, general and administrative expenses increased $8.9 million, or 10.9%, to $90.6 million in the six months ended June 30, 2017, from $81.7 million in the six months ended June 30, 2016. Selling, general and administrative expenses for the first half of 2017 included $5.9 million from Innosight and Pope Woodhead. The overall $8.9 million increase was primarily related to a $6.6 million increase in salaries and related expenses for our support personnel, a $1.3 million increase in facilities and other office-related expenses, a $1.1 million increase in promotion and sponsorship expenses, a $1.0 million increase in travel costs, a $0.6 million increase in practice administration and meetings expenses, a $0.5 million increase in professional advisory fees, and a $0.4 million increase in signing and retention bonus expense for our support personnel. These increases were partially offset by a $2.4 million decrease in performance bonus expense for our support personnel and a $1.0 million decrease in share-based compensation expense for our support personnel. As a percentage of revenues, selling, general and administrative expenses increased to 24.5% during the first six months of 2017 compared to 22.4% during the first six months of 2016 primarily due to the items described above.
Restructuring charges for the first six months of 2017 totaled $3.9 million, compared to $3.1 million for the first six months of 2016. The charges for the first six months of 2017 primarily consisted of $2.0 million related to workforce reductions in our Healthcare segment to better align our resources with market demand, $1.2 million related to the accrual of remaining lease obligations, net of estimated sublease income, for offices vacated in the second quarter of 2017 and accelerated depreciation on leasehold improvements for our San Francisco office, and $0.4 million related to workforce reductions in our corporate operations primarily to adjust our infrastructure to align with the decreased workforce in the Healthcare segment. The charges for the first six months of 2016 primarily consisted of $1.2 million related to workforce reductions in our Healthcare segment to better align resources with market demand, $0.9 million related to workforce reductions in our corporate operations as we adjusted our infrastructure to align with our Huron Legal divestiture, $0.5 million related to updated assumptions for lease accruals for our Washington, D.C. space vacated in the fourth quarter of 2014, and $0.2 million related to the wind down of our foreign consulting operations based in the Middle East.
Other gains, net totaled $1.1 million for the six months ended June 30, 2017, and represents gains related to the decrease in the fair value of the liability for future expected contingent consideration payments related to acquisitions. No remeasurement gains or losses were recorded in the first six months of 2016.
Depreciation and amortization expense increased by $3.6 million to $18.6 million in the six months ended June 30, 2017, from $15.0 million in the six months ended June 30, 2016. The increase was primarily attributable to amortization expense for intangible assets acquired in the HSM Consulting, Pope Woodhead, and Innosight acquisitions, all of which were completed subsequent to the second quarter of 2016, and an increase in amortization expense for a customer-related intangible asset acquired in the Studer Group acquisition. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
During the quarter ended June 30, 2017, we recorded a $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare reporting unit. This charge is non-cash in nature and does not affect our liquidity or debt covenants. See the "Critical Accounting Policies" section below and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for further discussion of this charge.

Operating Income (Loss)
Operating income decreased $229.0 million, to a loss of $186.4 million in the first six months of 2017 from income of $42.6 million in the first six months of 2016. This decrease is primarily attributable to the $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare segment. See the "Critical Accounting Policies" section below and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the non-cash goodwill impairment charge. Operating margin decreased to (50.3)% for the six months ended June 30, 2017, compared to 11.7% for the six months ended June 30, 2016. The decrease in operating margin was primarily attributable to the goodwill impairment charge, increase in salaries and related expenses for both our revenue-generating professionals and support personnel, as well as the increases in intangible asset amortization expense included in selling, general and administrative expenses and contractor expenses, all as a percentage of revenues, partially offset by the decrease in performance bonus expense for both our revenue-generating professionals and support personnel during the first six months of 2017 compared to the same prior year period.
Other Expense, Net
Total other expense, net decreased by $0.7 million to $6.7 million in the first six months of 2017 from $7.3 million in the first six months of 2016. The decrease was primarily attributable to a $0.9 million gain on sale of our Life Sciences Compliance and Operations solution within our Business Advisory segment in the second quarter of 2017. See Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the sale. The decrease in total other expense, net was also attributable to a $1.3 million gain in the market value of our investments that are used to fund our deferred compensation liability, compared to a $0.4 million gain in the first six months of 2016. These decreases were partially offset by a $0.8 million increase in interest expense, net of interest income in the first six months of 2017 compared to the same prior year period, as well as a $0.4 million decrease in foreign currency transaction gains. The increase in interest expense was due to higher levels of borrowings under our credit facility during the first six months of 2017 compared to the first six months of 2016.
Income Tax Expense (Benefit)
For the six months ended June 30, 2017, our effective tax rate was 24.7% as we recognized income tax benefit from continuing operations of $47.8 million on a loss from continuing operations of $193.1 million. For the six months ended June 30, 2016, our effective tax rate was 34.7% as we recognized income tax expense of $12.2 million on income from continuing operations of $35.2 million. The effective tax rate for the six months ended June 30, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the non-deductible portion of the goodwill impairment charge recorded in the second quarter of 2017. Of the $209.6 million pretax goodwill impairment charge, $61.2 million was not deductible for income tax purposes. The effective tax rate for the second quarter of 2017 was also higher than the statutory rate, inclusive of state income taxes, due to discrete tax expense for share-based compensation of $1.7 million related to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. Refer to Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASU 2016-09. The effective tax rate for the six months ended June 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to a discrete favorable adjustment to our state tax rate and a discrete tax benefit related to share-based compensation, as well as certain credits and deductions and the release of valuation allowance previously established on certain foreign tax credits, partially offset by non-deductible business expenses.
Net Income (Loss) from Continuing Operations
Net income from continuing operations decreased by $168.3 million, to a net loss from continuing operations of $145.3 million for the six months ended June 30, 2017, from net income from continuing operations of $23.0 million for the same prior year period. This decrease is primarily attributable to the $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare segment. As a result of the decrease in net income from continuing operations, diluted loss per share from continuing operations for the first six months of 2017 was $6.80 compared to diluted earnings per share from continuing operations of $1.07 for the first six months of 2016. The non-cash goodwill impairment charge had a $7.18 unfavorable impact on diluted earnings per share from continuing operations for the first half of 2017.
Discontinued Operations
Net income from discontinued operations for the six months ended June 30, 2017 was $0.5 million, compared to net loss from discontinued operations of $1.8 million for the same period last year. See Note 4 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA decreased $225.3 million to a loss of $159.8 million for the six months ended June 30, 2017, from earnings of $65.5 million for the six months ended June 30, 2016. Adjusted EBITDA decreased $16.6 million to $51.6 million in the first six months of 2017 from $68.3 million in the first six months of 2016. The decrease in EBITDA was primarily attributable to the non-cash goodwill impairment charge of $209.6 million recorded in the second quarter of 2017. The decrease in adjusted EBITDA was primarily due to the decrease in segment operating income, as discussed below in Segment Results, as well as an increase in corporate expenses primarily due to our acquisitions of Innosight and Pope Woodhead.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations decreased $14.2 million to $22.4 million in the first six months of 2017 compared to $36.6 million in the first six months of 2016. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for the first six months of 2017 was $1.04 compared to $1.71 for the first six months of 2016.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $38.4 million, or 17.5%, to $181.7 million for the first six months of 2017 from $220.1 million for the first six months of 2016. Revenues for the first six months of 2017 included $11.9 million from our acquisition of HSM Consulting, which was completed subsequent to the second quarter of 2016, and $0.3 million of incremental revenues due to the full period impact of our acquisition of MyRounding, which we completed mid-first quarter 2016.
During the six months ended June 30, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 63.9%, 16.9%, 8.9%, and 10.3% of this segment’s revenues, respectively, compared to 72.0%, 9.4%, 13.1%, and 5.5% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $38.4 million decrease in revenues, $42.0 million was attributable to a decrease in revenue from our full-time billable consultants, partially offset by a $3.6 million increase in revenue generated by our full-time equivalents.
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average number of full-time billable consultants, consultant utilization rate, and the average billing rate. This decrease in revenue was primarily driven by a decreased demand for our performance improvement solution compared to the prior year. Performance-based fee revenue was $16.2 million during the first six months of 2017 compared to $28.7 million during the first six months of 2016. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may also cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
The increase in revenue attributable to our full-time equivalents was primarily driven by an increase in the average number of full-time equivalents, largely due to our acquisition of HSM Consulting, partially offset by a decrease in revenue per full-time equivalent.
Operating Income
Healthcare segment operating income decreased $22.6 million, or 28.1%, to $57.8 million for the six months ended June 30, 2017, from $80.4 million for the six months ended June 30, 2016. The Healthcare segment operating margin decreased to 31.8% for the first six months of 2017 from 36.5% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, as well as increases in salaries and related expenses for our support personnel, contractor expenses, restructuring charges, and product and event costs, partially offset by decreases in performance bonus expense for our revenue-generating professionals and support personnel, both as a percentage of revenues.
The non-cash goodwill impairment charge discussed above with the consolidated results is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the "Critical Accounting Policies" section below and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for further discussion of this charge. We will continue to evaluate goodwill for impairment during future periods. Any future significant decline in the performance of the Healthcare segment could result in another non-cash goodwill impairment charge.

Education
Revenues
Education segment revenues increased $13.0 million, or 17.8%, to $86.2 million for the first six months of 2017 from $73.2 million for the first six months of 2016.
For the six months ended June 30, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 15.6%, 78.7%, 0.4%, and 5.3% of this segment’s revenues, respectively, compared to 15.8%, 77.7%, 0.5%, and 6.0% of this segment's revenues, respectively, during the same prior year period.
Of the overall $13.0 million increase in revenues, $12.6 million was attributable to our full-time billable consultants and $0.4 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants reflected increases in the average number of full-time billable consultants, consultant utilization rate, and average billing rate. The increase in revenue from our full-time equivalents was driven by increases in the average number of full-time equivalents and revenue per full-time equivalent.
Operating Income
Education segment operating income increased $3.4 million, or 16.7%, to $24.0 million for the six months ended June 30, 2017, from $20.6 million for the six months ended June 30, 2016. The Education segment operating margin slightly decreased to 27.9% for the first six months of 2017 from 28.1% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in performance bonus expense for our revenue-generating professionals as a percentage of revenues, partially offset by a decrease in contractor expense and a decrease in salaries and related expenses for our support personnel as a percentage of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $30.9 million, or 43.3%, to $102.4 million for the first six months of 2017 from $71.4 million for the first six months of 2016. Revenues for the first six months of 2017 included $20.8 million from our acquisitions of Innosight and Pope Woodhead, which were completed subsequent to the second quarter of 2016. Revenues for the first six months of 2017 also included a full period impact of our acquisition of the U.S. assets of ADI Strategies and revenues from our acquisition of the international assets of ADI Strategies. These acquisitions were completed in May 2016 and April 2017, respectively, and have since been fully integrated into the Business Advisory segment.
Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 33.2%, 65.3%, 0.2%, and 1.3% of this segment’s revenues, respectively, during the first six months of 2017, compared to 20.1%, 71.5%, 7.6%, and 0.8% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $0.2 million for the first six months of 2017 compared to $5.5 million for the same prior year period. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may also cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Of the overall $30.9 million increase in revenues, $29.7 million was attributable to our full-time billable consultants and $1.2 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants was primarily driven by our acquisitions of Innosight, ADI Strategies, and Pope Woodhead, and reflected increases in the average number of full-time billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate. The increase in revenue from our full-time equivalents reflected increases in the average number of full-time equivalents and revenue per full-time equivalent.
Operating Income
Business Advisory segment operating income increased by $7.4 million, or 50.4%, to $22.1 million for the six months ended June 30, 2017, from $14.7 million for the six months ended June 30, 2016. The Business Advisory segment operating margin increased to 21.5% for the first six months of 2017 from 20.5% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in performance bonus expense for our revenue-generating professionals as well as a decrease in share-based compensation for our revenue-generating professionals and a decrease in contractor expense, partially offset by increases, as percentages of revenues, in salaries and related expenses for our revenue-generating professionals, professional advisory fees, and promotion and sponsorship expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $3.4 million, from $17.0 million at December 31, 2016 to $13.6 million at June 30, 2017. As of June 30, 2017, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2017	2016
Net cash provided by operating activities	$23,286	$41,407
Net cash used in investing activities	(119,421)	(56,682)
Net cash provided by (used in) financing activities	92,535	(36,587)
Effect of exchange rate changes on cash	165	125
Net decrease in cash and cash equivalents	$(3,435)	$(51,737)
Operating Activities
Net cash provided by operating activities totaled $23.3 million for the six months ended June 30, 2017 and $41.4 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The decrease in cash provided by operations for the first six months of 2017 compared to the same prior year period was primarily attributable to the collection of a settlement receivable in the first quarter of 2016 and a decrease in cash collections from clients in the first half of 2017, partially offset by decreased vendor and tax payments.
Investing Activities
Net cash used in investing activities was $119.4 million for the six months ended June 30, 2017 and $56.7 million for the same period last year.
The use of cash in the first six months of 2017 primarily consisted of $103.5 million for the purchases of businesses and $15.3 million for purchases of property and equipment, primarily related to leasehold improvements and purchases of furniture and fixtures for new office spaces in certain locations. The use of cash in the first six months of 2016 primarily consisted of $49.1 million for the purchases of businesses and $5.4 million for purchases of property and equipment.
We estimate that cash utilized for purchases of property and equipment in 2017 will be approximately $25.0 million, primarily consisting of leasehold improvements, furniture and fixtures, and information technology related equipment to support our corporate infrastructure.
Financing Activities
Net cash provided by financing activities was $92.5 million for the six months ended June 30, 2017. During the first six months of 2017, we borrowed $205.5 million under our credit facility, primarily to fund our acquisitions of Innosight and Pope Woodhead and our annual performance bonus payment, and made repayments on our credit facility of $106.5 million.
Net cash used in financing activities was $36.6 million for the six months ended June 30, 2016. During the first six months of 2016, we repurchased and retired $55.3 million of our common stock under our Share Repurchase Program, as defined below, and had net borrowings of $23.0 million under our credit facility, primarily to fund the acquisition of the U.S. assets of ADI Strategies and our annual performance bonus payment.
Share Repurchase Program
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2017 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements. During the first six months of 2016, we repurchased and retired 982,192 shares for $55.3 million. No shares were repurchased in the first six months of 2017. As of June 30, 2017, $35.1 million remains available for share repurchases.

Financing Arrangements
At June 30, 2017, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding, $167.0 million outstanding under our senior secured credit facility, and $5.1 million outstanding under a promissory note, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.25 to 1.00 to 3.75 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At June 30, 2017, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.22 to 1.00 and a Consolidated Interest Coverage Ratio of 15.78 to 1.00.
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
Borrowings outstanding under the Amended Credit Agreement at June 30, 2017 totaled $167.0 million. These borrowings carried a weighted average interest rate of 2.9%, including the impact of the interest rate swap in effect as of June 30, 2017 and described in Note 10 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2016 were $68.0 million and carried a weighted average interest rate of 2.5%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2017, we had outstanding letters of credit totaling $2.6 million, which are primarily used as security deposits for our office facilities. As of June 30, 2017, the unused borrowing capacity under the revolving credit facility was $330.4 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. As of June 30, 2017, the aircraft had a carrying amount of $6.8 million.
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
In connection with the business acquisitions completed during the first six months of 2017, we entered into contingent consideration arrangements, under which we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. The aggregate fair value of the contingent consideration liabilities on the dates of acquisition was $15.5 million. Refer to Note 5 “Acquisitions” within the notes to the consolidated financial statements for additional information on the businesses acquired during the first six months of 2017.
As discussed above in "Liquidity and Capital Resources," on June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. Refer to "Liquidity and Capital Resources" and Note 8 "Financing Arrangements" within the notes to the consolidated financial statements for additional information on our outstanding borrowings, including the schedule of monthly principal payments.

The following table provides the scheduled years of payments for the contingent consideration arrangements and promissory note described above:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Promissory note—principal and interest	$5,851	$650	$1,296	$1,287	$2,618
Contingent consideration	$15,489	$4,120	$9,569	$1,800	$—
There have been no other material changes to our contractual obligations since December 31, 2016.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016. Below is an update to our critical accounting policy related to the carrying value of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first six months of 2017.
Carrying Values of Goodwill and Other Intangible Assets
Acquisition of Innosight
On March 1, 2017, we completed our acquisition of Innosight, a growth strategy firm focused on helping companies navigate disruptive change, enable innovation, and manage strategic transformation. Innosight's results of operations have been included in our consolidated financial statements and results of operations of our Business Advisory segment from the date of acquisition. The goodwill recorded as part of the allocation of the purchase price of Innosight has been assigned to Innosight as a separate reporting unit, which is referred to as Strategy and Innovation.
Adoption of ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required us to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. We adopted this guidance in the second quarter of 2017 on a prospective basis and applied the new guidance to our goodwill impairment tests described below.
Second Quarter 2017 Goodwill Reallocation
Effective June 1, 2017, we reorganized our internal financial reporting structure, which management uses to assess performance and allocate resources, by moving our Life Sciences practice from the Education and Life Sciences reporting unit and segment to its own reporting unit within the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment. We will continue to operate under three reportable segments: Healthcare, Education, and Business Advisory. These three reportable segments will be comprised of the following six reporting units for goodwill impairment testing purpose: Healthcare, Education, Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences. The

Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences reporting units comprise our Business Advisory segment.
As a result of the reorganization, we reallocated $10.8 million of the goodwill balance associated with the previous Education and Life Sciences reporting unit to the new Life Sciences reporting unit based on the relative fair values of the Life Sciences reporting unit and the remaining Education reporting unit. The estimated fair values were determined using a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting.
In conjunction with the goodwill reallocation, we performed a goodwill impairment test for the goodwill balances within our Education reporting unit and Life Sciences reporting unit as of June 1, 2017. Based on the results of the goodwill impairment test, we determined that the fair values of our Education reporting unit and Life Sciences reporting unit exceeded their carrying values. As such, we concluded there was no indication of goodwill impairment for either reporting unit.
Second Quarter 2017 Goodwill Impairment Analysis
Since the first quarter of 2016, the Healthcare segment, which is also a reporting unit, has experienced declining revenues, primarily driven by softness in our revenue cycle offering within our performance improvement solution. This softness is attributable to decreased demand for our services, the winding down of some of our larger projects and a growing trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, and workforce reductions to better align resources with market demand. While the initiatives undertaken to improve the financial performance of our Healthcare segment are yielding some positive impacts, hospitals and health systems continue to face regulatory and funding uncertainty; therefore, we remain cautious about near-term growth. As we have previously disclosed in prior quarters, if the financial performance of our Healthcare segment continued to decline and did not meet our expectations, we could be required to perform an interim impairment analysis with respect to our carrying value of goodwill for the Healthcare reporting unit prior to our usual annual test. Based on forecasts prepared in connection with our quarterly forecasting cycle, we now believe that the likely time frame to improve the financial results of this segment will take longer than originally anticipated. As such, we concluded that the fair value of the Healthcare reporting unit may no longer exceed its carrying value. In connection with the preparation of our financial statements for the quarter ended June 30, 2017, we performed an interim impairment test on the Healthcare reporting unit.
Based on the estimated fair value of the Healthcare reporting unit described below, we recorded a $209.6 million non-cash pretax charge in the second quarter of 2017 to reduce the carrying value of goodwill in our Healthcare reporting unit.
Our goodwill impairment test was performed by comparing the fair value of the Healthcare reporting unit with its carrying value and, in accordance with ASU 2017-04 which we adopted in the second quarter of 2017, recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. To estimate the fair value of the Healthcare reporting unit, we relied on a combination of the income approach and the market approach, with a fifty-fifty weighting.
In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and a discount rate that reflects the risk inherent in the future cash flows. In estimating future cash flows, we relied on an internally generated 11-year forecast. For periods after the 11-year forecast, we assumed a long-term annual revenue growth rate of 3.5%. Our forecast is based on historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed a 10.0% weighted average cost of capital discount rate.
In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are evaluated and adjusted based on specific characteristics of the Healthcare reporting unit relative to the selected guideline companies and applied to the reporting unit's operating data to arrive at an indication of value.
Determining the fair value of any reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation of the Healthcare reporting unit are reasonable, these estimates and assumptions could have a significant impact on whether or not another non-cash impairment charge is recognized in the future and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our Healthcare reporting unit will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any future significant decline in our operations could result in another non-cash goodwill impairment charge, which could be material.

As discussed above, as of June 30, 2017, we have six reporting units with goodwill balances: our Healthcare and Education segments, and our Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences practices, which together make up our Business Advisory operating segment.
The carrying values of goodwill for each of our reporting units as of June 30, 2017 are as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$427,202
Education	102,830
Business Advisory	16,094
Enterprise Solutions and Analytics	44,950
Strategy and Innovation	87,426
Life Sciences	10,334
Total	$688,836
Our Enterprise Solutions and Analytics reporting unit was established with the acquisition of Blue Stone International, LLC in 2013. Since that time, we have completed five additional business acquisitions within the reporting unit, most recently the acquisitions of the U.S. assets and international assets of ADI Strategies in May 2016 and April 2017, respectively. We record the assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, at their estimated fair values as of the acquisition date, and goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net assets acquired. Therefore, the initial accounting for an acquisition results in its fair value equaling its carrying value. We performed our annual goodwill impairment test as of November 30, 2016, pursuant to our policy, and based on the results of the first step of the Enterprise Solutions and Analytics goodwill impairment analysis, the reporting unit’s fair value exceeded its carrying value by 11%. During the first half of 2017, the performance of Enterprise Solutions and Analytics continued to reasonably meet our expectations such that no triggering event for an interim goodwill impairment analysis was identified. Due to this reporting unit’s relatively low headroom, in the event that the financial performance of the reporting unit does not meet our expectations during 2017, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.
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
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $228.6 million as of June 30, 2017, which represents the liability component of the $250.0 million principal balance. The estimated fair value of our Convertible Notes at June 30, 2017 was $239.4 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended June 30, 2017, which was $95.778 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At June 30, 2017, we had borrowings outstanding under the credit facility totaling $167.0 million that carried a weighted average interest rate of 2.9%, including the impact of the interest rate swap in effect as of June 30, 2017 described below. A hypothetical 100 basis point change in this interest rate would have a $1.1 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap. At December 31, 2016, our borrowings outstanding under the credit facility totaled $68.0 million and carried a weighted average interest rate of 2.5%, including the effect of the interest rate swap described below. The outstanding borrowings at December 31, 2016 were fully hedged against changes in interest rates by our interest rate swap, which had a notional amount of $68.0 million at December 31, 2016.
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
On June 22, 2017, we entered into a forward interest rate swap agreement effective August 31, 2017 and ending August 31, 2022, with a notional amount of $50.0 million. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we will receive from the counterparty interest on the notional amount based on one-month LIBOR and we will pay to the counterparty a fixed rate of 1.900%.
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of two aircraft, which has variable interest rates tied to LIBOR. At June 30, 2017, the outstanding principal amount of the promissory note was $5.1 million and carried an interest rate of 3.0%. A hypothetical 100 basis point change in this interest rate would have a $0.1 million effect on our pretax income, on an annualized basis.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.

We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of June 30, 2017, the fair value of the investment was $35.5 million, with a total cost basis of $27.9 million.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The information required by this Item is incorporated by reference from Note 14 "Commitments, Contingencies and Guarantees" included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk
Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and
Exchange Commission on February 23, 2017.
Our goodwill and other intangible assets represent a substantial amount of our total assets, and we may be required to recognize a non-cash impairment charge for these assets if the performance of one or more of our reporting units falls below our expectations.
Our total assets reflect a substantial amount of intangible assets, primarily goodwill. At December 31, 2016, goodwill and other intangible assets totaled $881.2 million, or 76%, of our total assets. During the second quarter of 2017, we wrote off $209.6 million million of goodwill related to our Healthcare segment as discussed below, resulting in a total goodwill and other intangible asset balance of $778.3 million, or 71%, of our total assets as of June 30, 2017. The goodwill results from our acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.
Since the first quarter of 2016, the Healthcare segment, which is also a reporting unit, has experienced declining revenues, primarily driven by softness in our revenue cycle offering within our performance improvement solution. This softness is attributable to decreased demand for our services, the winding down of some of our larger projects and a growing trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, and workforce reductions to better align resources with market demand. While the initiatives undertaken to improve the financial performance of our Healthcare segment are yielding some positive impacts, hospitals and health systems continue to face regulatory and funding uncertainty; therefore, we remain cautious about near-term growth. As we have previously disclosed in prior quarters, if the financial performance of our Healthcare segment continued to decline and did not meet our expectations, we could be required to perform an interim impairment analysis with respect to our carrying value of goodwill for the Healthcare reporting unit prior to our usual annual test. Based on forecasts prepared in connection with our quarterly forecasting cycle, we now believe that the likely time frame to improve the financial results of this segment will take longer than originally anticipated. As such, we concluded that the fair value of the Healthcare reporting unit may no longer exceed its carrying value. In connection with the preparation of our financial statements for the quarter ended June 30, 2017, we performed an interim impairment test on the Healthcare reporting unit. Based on the estimated fair value of the Healthcare reporting unit, we recorded a $209.6 million non-cash pretax charge in the second quarter of 2017 to reduce the carrying value of goodwill in our Healthcare reporting unit.
Determining the fair value of any reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation of the Healthcare reporting unit are reasonable, these estimates and assumptions could have a significant impact on whether or not another non-cash impairment charge is recognized in the future and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our Healthcare reporting unit will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any future significant decline in our operations could result in another non-cash goodwill impairment charge, which could be material.
Our Enterprise Solutions and Analytics reporting unit was established with the acquisition of Blue Stone International, LLC in 2013. Since that time, we have completed five additional business acquisitions within the reporting unit, most recently the acquisitions of the U.S. assets and international assets of ADI Strategies in May 2016 and April 2017, respectively. We record the assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, at their estimated fair values as of the acquisition date, and goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net assets acquired. Therefore, the initial accounting for an acquisition results in its fair value equaling its carrying value. We performed our annual goodwill impairment test as of November 30, 2016, pursuant to our policy, and based on the results of the first step of the Enterprise Solutions and Analytics goodwill impairment analysis, the reporting unit’s fair value exceeded its carrying value by 11%. During the first half of 2017, the performance of Enterprise Solutions and Analytics continued to reasonably meet our expectations such that no triggering event for an interim goodwill impairment analysis was identified. Due to this reporting unit’s relatively low headroom, in the event that the financial performance of the reporting unit does not meet our expectations during 2017, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash impairment charge as a result of any such test.
Refer to “Critical Accounting Policies” within Part I - Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for further discussion of business combinations, goodwill, intangible assets, and impairment tests performed in 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2017, we reacquired 1,816 shares of common stock with a weighted average fair market value of $42.97 as a result of such tax withholdings.
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
The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2017 - April 30, 2017	—	$—	—	$35,143,546
May 1, 2017 - May 31, 2017	243	$44.42	—	$35,143,546
June 1, 2017 - June 30, 2017	1,573	$42.74	—	$35,143,546
Total	1,816	$42.97	—

(1)
The number of shares repurchased for each period represents shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.

(2)	As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated effective May 1, 2017.			DEF 14A		Appendix A	3/27/2017
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
* Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	July 27, 2017	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer