Form 10-Q
period 2017-09-30
Huron Consulting Group Inc.
filed 2017-11-02
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 26, 2017, 22,129,393 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,660	$17,027
Receivables from clients, net	94,025	94,246
Unbilled services, net	65,432	51,290
Income tax receivable	4,018	4,211
Prepaid expenses and other current assets	15,106	13,308
Total current assets	187,241	180,082
Property and equipment, net	47,075	32,434
Deferred income taxes, net	15,159	—
Long-term investment	31,937	34,675
Other non-current assets	26,149	24,814
Intangible assets, net	80,861	81,348
Goodwill	689,375	799,862
Total assets	$1,077,797	$1,153,215
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,259	$7,273
Accrued expenses and other current liabilities	22,846	19,788
Accrued payroll and related benefits	62,451	82,669
Accrued contingent consideration for business acquisitions	7,743	1,985
Deferred revenues	25,495	24,053
Total current liabilities	128,794	135,768
Non-current liabilities:
Deferred compensation and other liabilities	20,336	24,171
Accrued contingent consideration for business acquisitions, net of current portion	14,726	6,842
Long-term debt, net of current portion	374,328	292,065
Deferred lease incentives	15,236	10,703
Deferred income taxes, net	—	35,633
Total non-current liabilities	424,626	369,414
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,560,468 and 24,126,118 shares issued at September 30, 2017 and December 31, 2016, respectively	241	235
Treasury stock, at cost, 2,428,971 and 2,408,343 shares at September 30, 2017 and December 31, 2016, respectively	(121,395)	(113,195)
Additional paid-in capital	431,211	405,895
Retained earnings	210,543	351,483
Accumulated other comprehensive income	3,777	3,615
Total stockholders’ equity	524,377	648,033
Total liabilities and stockholders’ equity	$1,077,797	$1,153,215

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues and reimbursable expenses:
Revenues	$176,376	$183,400	$546,643	$548,148
Reimbursable expenses	17,982	19,093	55,862	54,636
Total revenues and reimbursable expenses	194,358	202,493	602,505	602,784
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	113,775	108,354	343,185	323,310
Amortization of intangible assets and software development costs	2,657	4,052	8,388	11,278
Reimbursable expenses	18,079	18,956	55,901	54,747
Total direct costs and reimbursable expenses	134,511	131,362	407,474	389,335
Operating expenses and other losses (gains), net:
Selling, general and administrative expenses	41,576	38,256	132,137	119,937
Restructuring charges	1,347	1,049	5,295	4,129
Other losses (gains), net	880	494	(222)	494
Depreciation and amortization	9,946	8,092	28,549	23,064
Goodwill impairment charge	—	—	209,600	—
Total operating expenses and other losses (gains), net	53,749	47,891	375,359	147,624
Operating income (loss)	6,098	23,240	(180,328)	65,825
Other income (expense), net:
Interest expense, net of interest income	(4,880)	(4,176)	(13,811)	(12,270)
Other income, net	930	489	3,204	1,236
Total other expense, net	(3,950)	(3,687)	(10,607)	(11,034)
Income (loss) from continuing operations before income tax expense	2,148	19,553	(190,935)	54,791
Income tax expense (benefit)	(1,984)	7,265	(49,740)	19,498
Net income (loss) from continuing operations	4,132	12,288	(141,195)	35,293
Income (loss) from discontinued operations, net of tax	238	4	690	(1,830)
Net income (loss)	$4,370	$12,292	$(140,505)	$33,463
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.19	$0.58	$(6.59)	$1.67
Income (loss) from discontinued operations, net of tax	0.01	—	0.03	(0.08)
Net income (loss)	$0.20	$0.58	$(6.56)	$1.59
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.19	$0.57	$(6.59)	$1.65
Income (loss) from discontinued operations, net of tax	0.01	—	0.03	(0.09)
Net income (loss)	$0.20	$0.57	$(6.56)	$1.56
Weighted average shares used in calculating earnings per share:
Basic	21,505	21,076	21,413	21,084
Diluted	21,622	21,445	21,413	21,427
Comprehensive income (loss):
Net income (loss)	$4,370	$12,292	$(140,505)	$33,463
Foreign currency translation adjustments, net of tax	609	50	1,835	52
Unrealized loss on investment, net of tax	(2,200)	(2,038)	(1,669)	(1,163)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	23	121	(4)	(27)
Other comprehensive income (loss)	(1,568)	(1,867)	162	(1,138)
Comprehensive income (loss)	$2,802	$10,425	$(140,343)	$32,325
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	23,478,016	$235	(2,420,913)	$(113,195)	$405,895	$351,483	$3,615	$648,033
Comprehensive income (loss)						(140,505)	162	(140,343)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	367,278	4	(56,315)	(3,750)	3,746			—
Business acquisition	221,558	2			9,558			9,560
Share-based compensation					11,577			11,577
Shares redeemed for employee tax withholdings			(102,179)	(4,450)				(4,450)
Cumulative-effect adjustment from adoption of ASU 2016-09					435	(435)		—
Balance at September 30, 2017	24,066,852	$241	(2,579,407)	$(121,395)	$431,211	$210,543	$3,777	$524,377
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(140,505)	$33,463
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,881	34,344
Share-based compensation	11,711	13,145
Amortization of debt discount and issuance costs	7,604	7,171
Goodwill impairment charge	209,600	—
Allowances for doubtful accounts and unbilled services	3,812	7,107
Deferred income taxes	(51,062)	4,980
Gain on sale of business	(931)	—
Change in fair value of contingent consideration liabilities	(222)	494
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients	9,025	9,442
(Increase) decrease in unbilled services	(12,251)	(21,492)
(Increase) decrease in current income tax receivable / payable, net	(32)	(3,039)
(Increase) decrease in other assets	(1,802)	12,669
Increase (decrease) in accounts payable and accrued liabilities	1,850	(2,860)
Increase (decrease) in accrued payroll and related benefits	(21,928)	(17,707)
Increase (decrease) in deferred revenues	(318)	2,028
Net cash provided by operating activities	52,432	79,745
Cash flows from investing activities:
Purchases of property and equipment, net	(20,139)	(9,372)
Investment in life insurance policies	(1,826)	(1,890)
Distributions from life insurance policies	2,889	—
Purchases of businesses, net of cash acquired	(106,915)	(69,133)
Capitalization of internally developed software costs	(938)	(838)
Proceeds from note receivable	177	—
Proceeds from sale of business	1,499	—
Net cash used in investing activities	(125,253)	(81,233)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	123
Shares redeemed for employee tax withholdings	(4,450)	(4,837)
Share repurchases	—	(55,265)
Proceeds from borrowings under credit facility	241,000	168,000
Repayments of debt	(170,082)	(156,000)
Payments for debt issuance costs	(395)	—
Payments of contingent consideration liabilities	(1,811)	—
Net cash provided by (used in) financing activities	64,262	(47,979)
Effect of exchange rate changes on cash	192	133
Net decrease in cash and cash equivalents	(8,367)	(49,334)
Cash and cash equivalents at beginning of the period	17,027	58,437
Cash and cash equivalents at end of the period	$8,660	$9,103
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$4,049	$2,928
Promissory note assumed for purchase of property and equipment	$5,113	$—
Contingent consideration related to business acquisitions	$15,489	$8,754
Common stock issued related to a business acquisition	$9,560	$—
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2017 and 2016. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2017 and June 30, 2017. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, and forfeitures. We adopted this guidance in the first quarter of 2017, at which time we began recognizing excess tax benefits and deficiencies as income tax benefit or expense in our consolidated statements of operations on a prospective basis. We recognized $0.1 million and $1.8 million of net excess tax deficiencies as income tax expense in our consolidated statement of operations for the three and nine months ended September 30, 2017, respectively. Refer to Note 13 "Income Taxes" for additional information on our effective tax rate for the three and nine months ended September 30, 2017. Additionally, upon adoption, we began classifying excess tax benefits as an operating activity on the statement of cash flows on a retrospective basis. As a result, we reclassified $0.9 million of excess tax benefits for the first nine months of 2016 from cash flows from financing activities to cash flows from operating activities on our statement of cash flows. We elected to account for share-based award forfeitures as they occur, and applied this accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings of $0.4 million during the first quarter of 2017.
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
Not Yet Adopted
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments to the guidance improve and simplify accounting rules for hedge accounting to better present the economic results of an entity’s risk management activities in its financial statements and improve the disclosures of hedging arrangements. Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements. The updated guidance is effective for us beginning January 1, 2019. We do not expect this guidance to have a material impact on our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In accordance with the new standard, we will adopt ASU 2014-09 on January 1, 2018. Companies may apply the new guidance using either the full retrospective transition method, which requires restating each prior period presented, or the modified retrospective transition method, under which the new guidance is applied to the current period presented in the financial statements and a cumulative-effect adjustment is recorded as of the date of adoption. We expect to apply the new guidance using the modified retrospective transition method. We are currently evaluating the potential impact this guidance will have on our consolidated financial statements; most notably the impact on our revenue recognition for performance-based fee billing arrangements. Currently, we recognize revenue under performance-based fee billing arrangements once all related performance criteria are met and the amount to be recognized is fixed or determinable. However, ASC 606 will require us to estimate these amounts and recognize a significant portion of the estimated amounts over the term of the engagement. As a result, we expect to recognize revenue under performance-based fee billing arrangements earlier under ASC 606 than we do under current guidance.
4. Discontinued Operations
On December 31, 2015, we sold our Huron Legal segment to Consilio, Inc. ("Consilio"). Huron Legal provided eDiscovery services, consulting services and contract management services related to law department management, information governance and compliance, legal discovery, litigation management, and legal analytics.
The divestiture of the Huron Legal segment represented a strategic shift that had a major effect on our operations and financial results. As such, the operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of operations for all periods presented. As of September 30, 2017 and December 31, 2016, no assets or liabilities of the disposed business remained on our consolidated balance sheet.
For the three and nine months ended September 30, 2017, we recognized income from discontinued operations, net of tax, of $0.2 million and $0.7 million, respectively, primarily related to updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment. For the nine months ended September 30, 2016, we recognized losses from

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

discontinued operations, net of tax, of $1.8 million, primarily related to obligations for former employees, legal fees, and updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment.
In connection with the sale of Huron Legal, we entered into a transition services agreement ("TSA") with Consilio, under which we provided certain post-closing services, support, and facilities to Consilio to facilitate an orderly transfer of the Huron Legal business operations. Billings under the TSA, which we did not consider to be significant, were recorded as a reduction of the costs to provide the respective services, primarily in selling, general and administrative expenses in the consolidated statements of operations. Services under the TSA ended as of June 30, 2017. We have no continuing involvement with the Huron Legal segment.
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
Innosight Holdings, LLC
On March 1, 2017, we acquired 100% of the membership interests of Innosight Holdings, LLC ("Innosight"). Innosight is a growth strategy firm focused on helping companies navigate disruptive change and manage strategic transformation. Together with Innosight, we use our strategic, operational, and technology capabilities to help clients across multiple industries develop pioneering solutions to address disruption and achieve sustained growth.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The current fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed, but certain items, such as working capital amounts, may be subject to change as additional information is received. Thus, the provisional measurements of fair value and goodwill are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The acquisition date fair value of the consideration transferred for Innosight was $113.6 million, which consisted of the following:

Fair value of consideration transferred
Cash	$90,725
Common stock	9,560
Contingent consideration liability	12,050
Net working capital adjustment	1,272
Total consideration transferred	$113,607
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

March 1, 2017
Assets acquired:
Accounts receivable	$7,752
Unbilled services	1,881
Prepaid expenses and other current assets	468
Property and equipment	419
Intangible assets	18,015
Liabilities assumed:
Accounts payable	531
Accrued expenses and other current liabilities	916
Accrued payroll and related benefits	883
Deferred revenues	30
Total identifiable net assets	26,175
Goodwill	87,432
Total purchase price	$113,607
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date.

	Fair Value	Useful Life in Years
Customer relationships	$9,500	6
Trade name	6,000	6
Customer contracts	1,000	1
Non-compete agreements	1,300	5
Favorable lease contract	215	1
Total intangible assets subject to amortization	$18,015
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
Innosight’s results of operations have been included in our unaudited consolidated statements of operations and results of operations of our Business Advisory segment from the date of acquisition. For the three months ended September 30, 2017, revenues from Innosight were $11.0 million and operating loss was $0.6 million, which included $0.9 million of amortization expense for intangible assets acquired. For the nine months ended September 30, 2017, revenues from Innosight were $27.2 million and operating income was $0.8 million, which included $2.7 million of amortization expense for intangible assets acquired. In connection with the acquisition of Innosight, we incurred $1.7 million of transaction and acquisition-related expenses. Of the $1.7 million of expense, $1.4 million was incurred in the first quarter of 2017 and $0.3 million was incurred in the second quarter in 2017. These costs are recorded in selling, general and administrative expenses.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following unaudited supplemental pro forma information summarizes the combined results of operations of Huron and Innosight as though the companies were combined on January 1, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$176,376	$194,968	$555,768	$578,924
Net income (loss) from continuing operations	$4,170	$14,184	$(137,922)	$36,558
Net income (loss) from continuing operations per share - basic	$0.19	$0.67	$(6.43)	$1.72
Net income (loss) from continuing operations per share - diluted	$0.19	$0.65	$(6.43)	$1.69
The historical financial information has been adjusted to give effect to pro forma adjustments consisting of intangible asset amortization expense, acquisition-related costs, interest expense, and the related income tax effects. The unaudited pro forma information above includes adjustments to decrease expense for the three months ended September 30, 2017 by less than $0.1 million and include additional expense of $2.8 million for the three months ended September 30, 2016. We have included additional expense of $0.5 million and $8.4 million, for the nine months ended September 30, 2017 and 2016, respectively. Additionally, the historical financial information has been adjusted to give effect to the shares issued as consideration. All of these adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had it completed the acquisition on January 1, 2016. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

6. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2017.

	Healthcare	Education	Business Advisory	Total
Balance as of December 31, 2016:
Goodwill	$636,802	$102,906	$203,137	$942,845
Accumulated impairment losses	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2016	636,802	102,906	60,154	799,862
Goodwill recorded in connection with business acquisitions (1)	7	10,252	88,286	98,545
Goodwill impairment charge	(209,600)	—	—	(209,600)
Goodwill reallocation	—	(10,794)	10,794	—
Goodwill allocated to disposal of business (2)	—	—	(568)	(568)
Foreign currency translation	—	466	670	1,136
Goodwill, net as of September 30, 2017	$427,209	$102,830	$159,336	$689,375

(1)	Refer to Note 5 "Acquisitions" for additional information on the goodwill recorded in connection with business acquisitions.

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

Second Quarter 2017 Goodwill Impairment Charge
Since the first quarter of 2016, the Healthcare segment, which is also a reporting unit, has experienced declining revenues, primarily driven by softness in our revenue cycle offering within our performance improvement solution. This softness is attributable to decreased demand for our services, the winding down of some of our larger projects, and a growing trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, and workforce reductions to better align resources with market demand. While the initiatives undertaken to improve the financial performance of our Healthcare segment are yielding some positive impacts, hospitals and health systems continue to face regulatory and funding uncertainty; therefore, we remain cautious about near-term growth. As we have previously disclosed in prior quarters, if the financial performance of our Healthcare segment continued to decline and did not meet our expectations, we could be required to perform an interim impairment analysis with respect to our carrying value of goodwill for the Healthcare reporting unit prior to our usual annual test. Based on forecasts prepared in the second quarter of 2017 in connection with our quarterly forecasting cycle, we determined that the likely time frame to improve the financial results of this segment would take longer than originally anticipated. As such, we concluded, during the second quarter of 2017, that the fair value of the Healthcare reporting unit may no longer exceed its carrying value. In connection with the preparation of our financial statements for the quarter ended June 30, 2017, we performed an interim impairment test on the Healthcare reporting unit.
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
Second Quarter 2017 Goodwill Reallocation
Effective June 1, 2017, we reorganized our internal financial reporting structure, which management uses to assess performance and allocate resources, by moving our Life Sciences practice from the Education and Life Sciences segment to the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment. The Life Sciences practice is a separate reporting unit for purposes of goodwill impairment testing. We continue to operate under three reportable segments: Healthcare, Education, and Business Advisory. These three reportable segments are comprised of the following six reporting units for goodwill impairment testing purposes: Healthcare, Education, Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences. The Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences reporting units comprise our Business Advisory segment. See Note 15 "Segment Information" for additional information on our reportable segments.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible Assets
Intangible assets as of September 30, 2017 and December 31, 2016 consisted of the following:

		As of September 30, 2017		As of December 31, 2016
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 13	$106,174	$47,325	$89,279	$34,827
Trade names	2 to 6	29,016	17,065	22,930	11,652
Customer contracts	1 to 4	27,554	25,919	26,497	21,295
Technology and software	3 to 5	9,340	4,490	8,970	2,667
Non-competition agreements	1 to 5	5,295	2,482	3,685	1,697
Publishing content	3	3,300	2,888	3,300	2,062
Favorable lease contract	3	720	369	720	203
In-process technology	Indefinite	—	—	370	—
Total		$181,399	$100,538	$155,751	$74,403
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
Intangible asset amortization expense was $8.8 million for the three months ended both September 30, 2017 and 2016. Intangible asset amortization expense was $26.4 million and $24.4 million for the nine months ended September 30, 2017 and 2016, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2017 and each of the five succeeding years for the definite-lived intangible assets recorded as of September 30, 2017.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Earnings (loss) per share under the basic and diluted computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) from continuing operations	$4,132	$12,288	$(141,195)	$35,293
Income (loss) from discontinued operations, net of tax	238	4	690	(1,830)
Net income (loss)	$4,370	$12,292	$(140,505)	$33,463

Weighted average common shares outstanding – basic	21,505	21,076	21,413	21,084
Weighted average common stock equivalents	117	369	—	343
Weighted average common shares outstanding – diluted	21,622	21,445	21,413	21,427

Net earnings per basic share:
Net income (loss) from continuing operations	$0.19	$0.58	$(6.59)	$1.67
Income (loss) from discontinued operations, net of tax	0.01	—	0.03	(0.08)
Net income (loss)	$0.20	$0.58	$(6.56)	$1.59

Net earnings per diluted share:
Net income (loss) from continuing operations	$0.19	$0.57	$(6.59)	$1.65
Income (loss) from discontinued operations, net of tax	0.01	—	0.03	(0.09)
Net income (loss)	$0.20	$0.57	$(6.56)	$1.56
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of September 30,
	2017	2016
Unvested restricted stock awards	627	5
Outstanding common stock options	194	—
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	7,079	6,263
See Note 8 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
As of September 30, 2017, we had a share repurchase program, authorized by our board of directors, pursuant to which we may, from time to time, repurchase up to $125 million of our common stock through October 31, 2017 (the “Share Repurchase Program”). During the fourth quarter of 2017, our board of directors authorized an extension of the Share Repurchase Program through October 31, 2018. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased during the first nine months of 2017. In the first quarter of 2016, we repurchased and retired 982,192 shares for $55.3 million. No shares were repurchased in the second or third quarter of 2016. As of September 30, 2017, $35.1 million remains available for share repurchases.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

8. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	September 30, 2017	December 31, 2016
1.25% convertible senior notes due 2019	$230,834	$224,065
Senior secured credit facility	139,000	68,000
Promissory note due 2024	4,991	—
Total long-term debt	$374,825	$292,065
Current maturities of debt (1)	(497)	—
Long-term debt, net of current portion	$374,328	$292,065

(1)	The current maturities of debt are included as a component of accrued expenses and other current liabilities on our consolidated balance sheets.
Below is a summary of the scheduled remaining principal payments of our debt as of September 30, 2017.

Principal Payments of Long-Term Debt
2017	$123
2018	$501
2019	$250,515
2020	$139,529
2021	$544
Thereafter	$2,779
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
We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of September 30, 2017, the remaining life of the Convertible Notes is 2.0 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
As of September 30, 2017 and December 31, 2016, the Convertible Notes consisted of the following:

	September 30, 2017	December 31, 2016
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(16,666)	(22,520)
Less: debt issuance costs, net of amortization	(2,500)	(3,415)
Net carrying amount	$230,834	$224,065
Equity component (1)	$39,287	$39,287

(1)	Included in additional paid-in capital on the consolidated balance sheet.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest coupon	$781	$781	$2,344	$2,344
Amortization of debt discount	1,974	1,883	5,853	5,582
Amortization of debt issuance costs	306	302	915	900
Total interest expense	$3,061	$2,966	$9,112	$8,826
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
Senior Secured Credit Facility
The Company has a $500 million five-year senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the "Amended Credit Facility"), that becomes due and payable in full upon maturity on March 31, 2020. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $100 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $600 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.

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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.25 to 1.00 to 3.75 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, non-cash goodwill impairment charges, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At September 30, 2017, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.52 to 1.00 and a Consolidated Interest Coverage Ratio of 12.60 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at September 30, 2017 totaled $139.0 million. These borrowings carried a weighted average interest rate of 3.4%, including the effect of the interest rate swap described in Note 10 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2016 were $68.0 million and carried a weighted average interest rate of 2.5%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2017, we had outstanding letters of credit totaling $2.7 million, which are primarily used as security deposits for our office facilities. As of September 30, 2017, the unused borrowing capacity under the revolving credit facility was $358.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At September 30, 2017, the outstanding principal amount of the promissory note was $5.0 million. As of September 30, 2017, the aircraft had a carrying amount of $6.6 million.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

9. Restructuring Charges
Restructuring charges for the three and nine months ended September 30, 2017 totaled $1.3 million and $5.3 million, respectively. The $1.3 million charge incurred in the third quarter of 2017 primarily related to the accrual of remaining lease obligations, net of estimated sublease income, due to relocating our San Francisco office to a smaller space and consolidating our New York offices in the third quarter of 2017, and accelerated depreciation on leasehold improvements for our San Francisco office. The $5.3 million of restructuring charges incurred in the first nine months of 2017 primarily consisted of $2.5 million related to the accrual of remaining lease obligations, net of estimated sublease income, due to relocating our San Francisco office to a smaller space and consolidating our Chicago and New York offices in the first nine months of 2017, and accelerated depreciation on leasehold improvements for our San Francisco office, $2.0 million related to workforce reductions in our Healthcare segment to better align our resources with market demand, and $0.4 million related to workforce reductions in our corporate operations primarily to adjust our infrastructure to align with the decreased workforce in the Healthcare segment.
Restructuring charges for the three and nine months ended September 30, 2016 totaled $1.0 million and $4.1 million, respectively. The $1.0 million charge incurred in the third quarter of 2016 primarily related to updated lease assumptions of our Washington, D.C. space vacated in the fourth quarter of 2014. The $4.1 million of restructuring charges incurred in the first nine months of 2016 primarily consisted of $1.5 million related to updated assumptions for lease accruals for the Washington, D.C. space vacated in the fourth quarter of 2014, $1.2 million related to workforce reductions in our Healthcare segment to better align resources with market demand, $0.9 million related to workforce reductions in our corporate operations as we adjusted our infrastructure to align with our Huron Legal divestiture, and $0.2 million related to the wind down of our foreign consulting operations based in the Middle East.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the nine months ended September 30, 2017.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2016	$5,182	$5,773	$24	$10,979
Additions (1)	2,889	2,445	110	5,444
Payments	(7,226)	(2,047)	5	(9,268)
Adjustments (1)	(117)	(1,087)	(78)	(1,282)
Non-cash items	(46)	(119)	(61)	(226)
Balance as of September 30, 2017	$682	$4,965	$—	$5,647

(1)
Additions and adjustments for the nine months ended September 30, 2017 include a restructuring gain of $1.1 million related to updated lease assumptions for vacated office spaces directly related to discontinued operations. Refer to Note 4 "Discontinued Operations" for additional information on our discontinued operations.

As of September 30, 2017, our restructuring charge liability related to office space reductions of $5.0 million represented the present value of remaining lease payments, net of estimated sublease income, primarily for our vacated office spaces in Washington, D.C., Houston, San Francisco, and Chicago. This restructuring charge liability is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. All of the $0.7 million restructuring charge liability related to employee costs at September 30, 2017 is expected to be paid in the next 12 months. The restructuring charge liability related to employee costs is included as a component of accrued payroll and related benefits.
10. Derivative Instruments and Hedging Activity
On April 4, 2013, we entered into a forward amortizing interest rate swap agreement effective March 31, 2014 which ended August 31, 2017. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $60.0 million and amortized quarterly until April 2016. In April 2016, the notional amount of this interest rate swap increased to $86.0 million and continued to amortize quarterly until it expired in August 2017. Under the terms of the interest rate swap agreement, we received from the counterparty interest on the notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 0.985%.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

On June 22, 2017, we entered into a forward interest rate swap agreement effective August 31, 2017 and ending August 31, 2022, with a notional amount of $50.0 million. We entered into this derivative instrument to continue to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.900%.
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. Our interest rate swap agreement was effective during the three and nine months ended September 30, 2017. As of September 30, 2017, it was anticipated that $0.1 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to our interest rate swaps designated as a cash flow hedging instrument as of September 30, 2017 and December 31, 2016.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	September 30, 2017	December 31, 2016
Other non-current assets	$141	$—
Accrued expenses	$200	$54
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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
Promissory note	$—	$—	$2,311	$2,311
Convertible debt investment	—	—	31,937	31,937
Deferred compensation assets	—	17,170	—	17,170
Total assets	$—	$17,170	$34,248	$51,418
Liabilities:
Interest rate swap	$—	$59	$—	$59
Contingent consideration for business acquisitions	—	—	22,469	22,469
Total liabilities	$—	$59	$22,469	$22,528
December 31, 2016
Assets:
Promissory note	$—	$—	$2,325	$2,325
Convertible debt investment	—	—	34,675	34,675
Deferred compensation assets	—	16,408	—	16,408
Total assets	$—	$16,408	$37,000	$53,408
Liabilities:
Interest rate swap	$—	$54	$—	$54
Contingent consideration for business acquisitions	—	—	8,827	8,827
Total liabilities	$—	$54	$8,827	$8,881
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Interest rate swaps: The fair values of our interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.
Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, we received a $3.5 million promissory note payable over four years. During the second quarter of 2014, we agreed to amend and restate the note such that principal payments will be paid to us annually based on the amount of excess cash flows earned each year by the maker of the note until the maturity date of December 31, 2018, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 17%, which accounts for the risks associated with the note. This fair value measurement is based on significant inputs not observable in the market and thus represent Level 3 inputs. As of September 30, 2017, $0.2 million is recorded in prepaid expenses and other current assets and represents the present value of the payments expected to be received in the next 12 months, and the remaining $2.1 million is recorded in other non-current assets.
The table below sets forth the changes in the balance of the promissory note for the nine months ended September 30, 2017.

Promissory Note
Balance as of December 31, 2016	$2,325
Interest payments received	(140)
Principal payment received	(177)
Change in fair value of promissory note	303
Balance as of September 30, 2017	$2,311
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
The table below sets forth the changes in the balance of the convertible debt investment for the nine months ended September 30, 2017.

Convertible Debt Investment
Balance as of December 31, 2016	$34,675
Change in fair value of convertible debt investment	(2,738)
Balance as of September 30, 2017	$31,937
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and discount rates, which typically reflect a risk-free rate. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates. Refer to Note 5 “Acquisitions” for information on the acquisitions completed in 2017. The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the nine months ended September 30, 2017.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2016	$8,827
Acquisitions	15,489
Payments	(1,938)
Remeasurement of contingent consideration for business acquisitions	(222)
Unrealized loss due to foreign currency translation	313
Balance as of September 30, 2017	$22,469
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
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$230,834	$233,595	$224,065	$245,018
The differences between the $250 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of September 30, 2017 and December 31, 2016, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 8 “Financing Arrangements” for additional information on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended September 30, 2017 and December 31, 2016.
Based on the closing price of our common stock of $34.30 on September 30, 2017, the if-converted value of the Convertible Notes was less than the principal amount.

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
12. Other Comprehensive Income (Loss)
The tables below set forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$609	$—	$609	$50	$—	$50
Unrealized loss on investment	$(3,609)	$1,409	$(2,200)	$(3,329)	$1,291	$(2,038)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$41	$(16)	$25	$96	$(35)	$61
Reclassification adjustments into earnings	(3)	1	(2)	101	(41)	60
Net unrealized gain	$38	$(15)	$23	$197	$(76)	$121
Other comprehensive income (loss)	$(2,962)	$1,394	$(1,568)	$(3,082)	$1,215	$(1,867)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,835	$—	$1,835	$52	$—	$52
Unrealized loss on investment	$(2,738)	$1,069	$(1,669)	$(1,899)	$736	$(1,163)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(41)	$16	$(25)	$(367)	$146	$(221)
Reclassification adjustments into earnings	36	(15)	21	323	(129)	194
Net unrealized loss	$(5)	$1	$(4)	$(44)	$17	$(27)
Other comprehensive income (loss)	$(908)	$1,070	$162	$(1,891)	$753	$(1,138)
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2016	$(453)	$4,088	$(20)	$3,615
Current period change	1,835	(1,669)	(4)	162
Balance, September 30, 2017	$1,382	$2,419	$(24)	$3,777

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

13. Income Taxes
For the three months ended September 30, 2017, our effective tax rate was (92.4)% as we recognized income tax benefit from continuing operations of $2.0 million on income from continuing operations of $2.1 million. For the third quarter of 2016, our effective tax rate was 37.2% as we recognized income tax expense from continuing operations of $7.3 million on income from continuing operations of $19.6 million. The effective tax rate for the three months ended September 30, 2017 was more favorable than the statutory rate, inclusive of state income taxes, primarily due to recognizing a $2.7 million tax benefit related to a previously unrecognized tax benefit from our "check-the-box" election made in 2014 to treat one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S federal income tax purposes. This benefit was partially offset by $0.6 million of tax expense recorded in the third quarter of 2017 to correct an error that occurred in the second quarter of 2017. During the third quarter of 2017, we also recorded a $3.1 million adjustment to decrease deferred income taxes, net and increase income tax receivable on our consolidated balance sheet to correct an error that occurred in the second quarter of 2017. These errors have no impact on full year 2017 results, and we concluded that the impact of both errors was not material to the second and third quarter financial statements. The effective tax rate for the three months ended September 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to non-taxable income, valuation allowance reductions, and certain credits and deductions, partially offset by non-deductible business expenses.
For the nine months ended September 30, 2017, our effective tax rate was 26.1% as we recognized income tax benefit from continuing operations of $49.7 million on a loss from continuing operations of $190.9 million. For the nine months ended September 30, 2016, our effective tax rate was 35.6% as we recognized income tax expense of $19.5 million on income from continuing operations of $54.8 million. The effective tax rate for the nine months ended September 30, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the $61.2 million non-deductible portion of the goodwill impairment charge recorded in the second quarter of 2017, as well as $1.8 million of discrete tax expense for share-based compensation related to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. Refer to Note 3 "New Accounting Pronouncements" for additional information on the adoption of ASU 2016-09. These unfavorable discrete items were partially offset by a $2.7 million tax benefit recorded in the third quarter of 2017 related to a previously unrecognized tax benefit from our 2014 "check-the-box" election. The effective tax rate for the nine months ended September 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to the year-to-date impact of a discrete favorable adjustment to our state tax rate in the second quarter of 2016, non-taxable income, valuation allowance reductions, certain credits and deductions, and a discrete tax benefit related to share-based compensation, partially offset by non-deductible business expenses.
As of September 30, 2017, we had $0.8 million of unrecognized tax benefits which would affect the effective tax rate of continuing operations if recognized.
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
Guarantees
Guarantees in the form of letters of credit totaling $2.7 million and $4.8 million were outstanding at September 30, 2017 and December 31, 2016, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of September 30, 2017 and December 31, 2016, the total estimated fair value of our contingent consideration liabilities was $22.5 million and $8.8 million, respectively.
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
The table below sets forth information about our operating segments for the three and nine months ended September 30, 2017 and 2016, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Healthcare:
Revenues	$79,582	$103,425	$261,261	$323,531
Operating income	$25,778	$38,824	$83,580	$119,229
Segment operating income as a percentage of segment revenues	32.4%	37.5%	32.0%	36.9%
Education:
Revenues	$41,422	$38,621	$127,629	$111,816
Operating income	$7,762	$10,896	$31,772	$31,474
Segment operating income as a percentage of segment revenues	18.7%	28.2%	24.9%	28.1%
Business Advisory:
Revenues	$55,372	$41,354	$157,753	$112,801
Operating income	$12,832	$8,608	$34,890	$23,275
Segment operating income as a percentage of segment revenues	23.2%	20.8%	22.1%	20.6%
Total Company:
Revenues	$176,376	$183,400	$546,643	$548,148
Reimbursable expenses	17,982	19,093	55,862	54,636
Total revenues and reimbursable expenses	$194,358	$202,493	$602,505	$602,784

Segment operating income	$46,372	$58,328	$150,242	$173,978
Items not allocated at the segment level:
Other operating expenses	29,448	26,502	92,643	84,595
Other losses (gains), net	880	494	(222)	494
Depreciation and amortization	9,946	8,092	28,549	23,064
Goodwill impairment charge (1)	—	—	209,600	—
Other expense, net	3,950	3,687	10,607	11,034
Income (loss) from continuing operations before income tax expense	$2,148	$19,553	$(190,935)	$54,791

(1)
The goodwill impairment charge is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

At September 30, 2017 and December 31, 2016, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the three and nine months ended September 30, 2017 and 2016, no single client generated greater than 10% of our consolidated revenues.

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
Innosight Holdings, LLC
On March 1, 2017, we completed our acquisition of Innosight Holdings, LLC ("Innosight"), a growth strategy firm focused on helping companies navigate disruptive change, enable innovation, and manage strategic transformation. Together with Innosight, we use our strategic, operational, and technology capabilities to help clients across multiple industries develop pioneering solutions to address disruption and achieve sustained growth. Innosight's results of operations have been included in our consolidated financial statements and results of operations of our Business Advisory segment from the date of acquisition.
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
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. In these engagements, it is the client’s expectation that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to date versus our estimates of the total services to be provided under the engagement. Contracts within our Studer Group solution are fixed-fee partner contracts with multiple deliverables, which primarily consist of coaching services, as well as conferences, materials and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts are recognized at the time the service is provided.
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
Fixed-fee engagements represented 46.5% and 44.5% of our revenues for the three months ended September 30, 2017 and 2016, respectively, and 45.9% and 48.5% of our revenues for the nine months ended September 30, 2017 and 2016, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 43.9% and 42.2% of our revenues for the three months ended September 30, 2017 and 2016, respectively, and 44.4% and 37.6% of our revenues for the nine months ended September 30, 2017 and 2016, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 4.0% and 8.2% of our revenues for the three months ended September 30, 2017 and 2016, respectively, and 4.4% and 9.1% of our revenues for the nine months ended September 30, 2017 and 2016, respectively. Performance-based fee engagements may cause significant variations in quarterly revenues and operating results depending on the timing of achieving the performance-based criteria.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support and maintenance and subscription revenues are recognized ratably over the support or subscription period, which ranges from one to three years. These fees are billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription revenues represented

5.6% and 5.1% of our revenues for the three months ended September 30, 2017 and 2016, respectively, and 5.3% and 4.8% of our revenues for the nine months ended September 30, 2017 and 2016, respectively.
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
To expand our business, we will remain focused on growing our existing relationships and developing new relationships, executing our managing director compensation plan to attract and retain senior practitioners, continuing to promote and provide an integrated approach to service delivery, broadening the scope of our existing services, and acquiring complementary businesses. We will regularly evaluate the performance of our practices to ensure our investments meet these objectives. Furthermore, we intend to enhance our visibility in the marketplace by refining our overarching messaging and value propositions for the organization as well as each practice. We will continue to focus on reaching our client base through clear, concise, and endorsed messages.

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

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Healthcare:
Revenues	$79,582	$103,425	$261,261	$323,531
Operating income	$25,778	$38,824	$83,580	$119,229
Segment operating income as a percentage of segment revenues	32.4%	37.5%	32.0%	36.9%
Education:
Revenues	$41,422	$38,621	$127,629	$111,816
Operating income	$7,762	$10,896	$31,772	$31,474
Segment operating income as a percentage of segment revenues	18.7%	28.2%	24.9%	28.1%
Business Advisory:
Revenues	$55,372	$41,354	$157,753	$112,801
Operating income	$12,832	$8,608	$34,890	$23,275
Segment operating income as a percentage of segment revenues	23.2%	20.8%	22.1%	20.6%
Total Company:
Revenues	$176,376	$183,400	$546,643	$548,148
Reimbursable expenses	17,982	19,093	55,862	54,636
Total revenues and reimbursable expenses	$194,358	$202,493	$602,505	$602,784

Segment operating income	$46,372	$58,328	$150,242	$173,978
Items not allocated at the segment level:
Other operating expenses	29,448	26,502	92,643	84,595
Other losses (gains), net	880	494	(222)	494
Depreciation and amortization	9,946	8,092	28,549	23,064
Goodwill impairment charge (1)	—	—	209,600	—
Total operating income (loss)	6,098	23,240	(180,328)	65,825
Other expense, net	(3,950)	(3,687)	(10,607)	(11,034)
Income (loss) from continuing operations before income tax expense	2,148	19,553	(190,935)	54,791
Income tax expense (benefit)	(1,984)	7,265	(49,740)	19,498
Net income (loss) from continuing operations	$4,132	$12,288	$(141,195)	$35,293
Earnings (loss) per share from continuing operations:
Basic	$0.19	$0.58	$(6.59)	$1.67
Diluted	$0.19	$0.57	$(6.59)	$1.65

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Operating Data:	2017	2016	2017	2016
Number of full-time billable consultants (at period end) (2):
Healthcare	761	1,010	761	1,010
Education	536	466	536	466
Business Advisory	830	545	830	545
Total	2,127	2,021	2,127	2,021
Average number of full-time billable consultants (for the period) (2):
Healthcare	741	984	805	1,005
Education	527	447	497	425
Business Advisory	779	530	710	465
Total	2,047	1,961	2,012	1,895
Full-time billable consultant utilization rate (3):
Healthcare	80.3%	77.0%	76.6%	78.6%
Education	70.9%	68.0%	73.6%	71.2%
Business Advisory	72.9%	73.5%	73.4%	72.4%
Total	75.0%	73.9%	74.7%	75.3%
Full-time billable consultant average billing rate per hour (4):
Healthcare	$190	$203	$200	$209
Education	$210	$220	$215	$217
Business Advisory	$197	$203	$195	$216
Total	$197	$207	$202	$212
Revenue per full-time billable consultant (in thousands):
Healthcare	$69	$73	$211	$231
Education	$69	$72	$226	$224
Business Advisory	$67	$72	$212	$229
Total	$68	$72	$215	$229
Average number of full-time equivalents (for the period) (5):
Healthcare	214	204	215	201
Education	35	40	36	37
Business Advisory	26	25	21	19
Total	275	269	272	257
Revenue per full-time equivalent (in thousands):
Healthcare	$134	$156	$427	$456
Education	$138	$158	$419	$436
Business Advisory	$108	$126	$342	$335
Total	$132	$154	$420	$444

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$176,376	$183,400	$546,643	$548,148
Net income (loss) from continuing operations	$4,132	$12,288	$(141,195)	$35,293
Add back:
Income tax expense (benefit)	(1,984)	7,265	(49,740)	19,498
Interest expense, net of interest income	4,880	4,176	13,811	12,270
Depreciation and amortization	12,603	12,144	36,937	34,342
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	19,631	35,873	(140,187)	101,403
Add back:
Restructuring charges	1,347	1,049	5,295	4,129
Other losses (gains), net	880	494	(222)	494
Goodwill impairment charge	—	—	209,600	—
Gain on sale of business	—	—	(931)	—
Foreign currency transaction losses (gains), net	(385)	84	(449)	(270)
Adjusted EBITDA	$21,473	$37,500	$73,106	$105,756
Adjusted EBITDA as a percentage of revenues	12.2%	20.4%	13.4%	19.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) from continuing operations	$4,132	$12,288	$(141,195)	$35,293
Weighted average shares - diluted	21,622	21,445	21,413	21,427
Diluted earnings (loss) per share from continuing operations	$0.19	$0.57	$(6.59)	$1.65
Add back:
Amortization of intangible assets	8,834	8,771	26,432	24,369
Restructuring charges	1,347	1,049	5,295	4,129
Other losses (gains), net	880	494	(222)	494
Goodwill impairment charge	—	—	209,600	—
Non-cash interest on convertible notes	1,974	1,883	5,853	5,582
Gain on sale of business	—	—	(931)	—
Tax effect	(5,100)	(4,794)	(70,362)	(13,588)
Tax benefit related to "check-the-box" election	(2,748)	—	(2,748)	—
Total adjustments, net of tax	5,187	7,403	172,917	20,986
Adjusted net income from continuing operations	$9,319	$19,691	$31,722	$56,279
Adjusted weighted average shares - diluted	21,622	21,445	21,585	21,427
Adjusted diluted earnings per share from continuing operations	$0.43	$0.92	$1.47	$2.63
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
Other losses (gains), net: We have excluded the effects of remeasurement losses and gains related to contingent acquisition liabilities to permit comparability with periods that were not impacted by these items.
Goodwill impairment charge: We have excluded the effect of the goodwill impairment charge that occurred in the second quarter of 2017 as this is an infrequent event and its exclusion permits comparability with periods that were not impacted by such charge.
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
Foreign currency transaction losses (gains), net: We have excluded the effect of foreign currency transaction losses and gains from the calculation of adjusted EBITDA because the amount of each loss or gain is significantly affected by timing and changes in foreign exchange rates.
Tax effect: The non-GAAP income tax adjustment reflects the incremental tax impact applicable to the non-GAAP adjustments.
Tax benefit related to "check-the-box" election: We have excluded the effect of a tax benefit, recorded in the third quarter of 2017, from recognizing a previously unrecognized tax benefit from our "check-the-box" election made in 2014 to treat one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes. The exclusion of this discrete tax benefit permits comparability with periods that were not impacted by this item. Refer to Note 13 “Income Taxes” within the notes to the consolidated financial statements for additional information.

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
Adjusted weighted average shares - diluted: As we reported a net loss for the nine months ended September 30, 2017, GAAP diluted weighted average shares outstanding equals the basic weighted average shares outstanding for that period. For the nine months ended September 30, 2017, the non-GAAP adjustments described above resulted in an adjusted net income from continuing operations. Therefore, we included the dilutive common stock equivalents in the calculation of adjusted diluted weighted average shares outstanding for that period.
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenues
Revenues decreased $7.0 million, or 3.8%, to $176.4 million for the third quarter of 2017 from $183.4 million for the third quarter of 2016. Third quarter 2017 revenues included $13.4 million from our acquisitions of Innosight and Pope Woodhead, which were completed subsequent to the third quarter of 2016, as well as revenues from our acquisition of the international assets of ADI Strategies, which was also completed subsequent to the third quarter of 2016 and has since been fully integrated into the Business Advisory segment. Third quarter 2017 revenues also included an incremental $1.7 million of revenue from our acquisition of Healthcare Services Management, Inc. ("HSM Consulting"), which was completed mid-third quarter 2016.
Of the overall $7.0 million decrease in revenues, $5.3 million was attributable to our full-time equivalents and $1.7 million was attributable to our full-time billable consultants.
The decrease in full-time equivalent revenues was primarily attributable to a decrease in revenue from our Studer Group solution within our Healthcare segment and a decrease in license revenue in our Education segment as discussed below in Segment Results.
The decrease in full-time billable consultant revenues reflected a decrease in the average billing rate for the third quarter of 2017, partially offset by increases in the average number of billable consultants and consultant utilization rate. As discussed below in Segment Results, this decrease in revenue attributable to our full-time billable consultants reflected decreased demand for our services in the Healthcare segment, largely offset by revenues from our acquisitions of Innosight and Pope Woodhead, as well as strengthened demand for our services in the Business Advisory and Education segments.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $4.0 million, or 3.6%, to $116.4 million in the three months ended September 30, 2017, from $112.4 million in the three months ended September 30, 2016. The $4.0 million increase primarily related to a $2.1 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount from acquisitions and our ongoing cloud-based enterprise resource planning (ERP) investment, partially offset by a decrease in salaries and related expenses in our Healthcare segment as a result of headcount reductions. Additional increases included a $1.1 million increase in contractor expense, a $0.9 million increase in signing and retention bonuses for our revenue-generating professionals, a $0.6 million increase in performance bonus expense for our revenue-generating professionals, and a $0.5 million increase in share-based compensation expense for our revenue-generating professionals. All of these increases were partially offset by a $1.4 million decrease in amortization of intangible assets. As a percentage of revenues, our total direct costs increased to 66.0% during the third quarter of 2017 compared to 61.3% during the third quarter of 2016, primarily due to the items described above.
Total direct costs for the three months ended September 30, 2017 included $2.7 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $4.1 million of amortization expense for the same prior year period. The $1.4 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.

Operating Expenses and Other Gains, Net
Selling, general and administrative expenses increased $3.3 million, or 8.7%, to $41.6 million in the third quarter of 2017 from $38.3 million in the third quarter of 2016. Selling, general and administrative expenses for the third quarter of 2017 included $3.9 million from Innosight and Pope Woodhead. The overall $3.3 million increase primarily related to a $1.9 million increase in salaries and related expenses for our support personnel, a $0.9 million increase in facilities and other office-related expenses, a $0.7 million increase in third-party consulting expenses, and a $0.5 million increase in travel related expenses, partially offset by a $1.1 million decrease in practice administration and meetings expenses. As a percentage of revenues, selling, general and administrative expenses increased to 23.6% during the third quarter of 2017 compared to 20.9% during the third quarter of 2016, primarily due to the items described above.
Restructuring charges for the third quarter of 2017 totaled $1.3 million, compared to $1.0 million for the third quarter of 2016. The $1.3 million charge incurred in the third quarter of 2017 primarily related to the accrual of remaining lease obligations, net of estimated sublease income, due to relocating our San Francisco office to a smaller space and consolidating our New York offices in the third quarter of 2017, and accelerated depreciation on leasehold improvements for our San Francisco office. The $1.0 million charge incurred in the third quarter of 2016 primarily related to updated lease assumptions of our Washington, D.C. space vacated in the fourth quarter of 2014. See Note 9 "Restructuring Charges" within the notes to our consolidated financial statements for further discussion of our restructuring expenses.
Other losses, net totaled $0.9 million for the three months ended September 30, 2017, and represents losses due to the increase in the fair value of the liability for future expected contingent consideration payments related to acquisitions. In the third quarter of 2016, we recognized $0.5 million of remeasurement losses for the increase in the fair value of the contingent consideration liability. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense increased by $1.9 million to $9.9 million in the three months ended September 30, 2017 from $8.1 million in the three months ended September 30, 2016. The increase was primarily attributable to an increase in amortization expense for intangible assets acquired in the Innosight and Pope Woodhead acquisitions, which were completed subsequent to the third quarter of 2016, and an increase in amortization expense for a customer-related intangible asset acquired in the Studer Group acquisition. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, non-competition agreements, and trade names acquired in connection with our business acquisitions. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Income
Operating income decreased $17.1 million to $6.1 million in the third quarter of 2017 from $23.2 million in the third quarter of 2016. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 3.5% in the three months ended September 30, 2017, compared to 12.7% in the three months ended September 30, 2016. The decrease in operating margin was primarily attributable to increases in salaries and related expenses for both our revenue-generating professionals and support personnel, contractor expense, facilities and other office-related expenses, signing and retention bonuses for our revenue-generating professionals, and performance bonus expense for our revenue-generating professionals for the third quarter of 2017 compared to the same prior year period.
Other Expense, Net
Total other expense, net increased by $0.3 million to $4.0 million in the third quarter of 2017 from $3.7 million in the third quarter of 2016. The increase in total other expense, net was primarily attributable to a $0.7 million increase in interest expense, net of interest income, which was due to higher levels of borrowings and higher interest rates under our credit facility during the third quarter of 2017 compared to the third quarter of 2016. This increase was partially offset by $0.4 million of net foreign currency transaction gains in the third quarter of 2017 compared to $0.1 million of net foreign currency transaction losses in the third quarter of 2016.
Income Tax Expense (Benefit)
For the three months ended September 30, 2017, our effective tax rate was (92.4)% as we recognized income tax benefit from continuing operations of $2.0 million on income from continuing operations of $2.1 million. For the third quarter of 2016, our effective tax rate was 37.2% as we recognized income tax expense from continuing operations of $7.3 million on income from continuing operations of $19.6 million. The effective tax rate for the three months ended September 30, 2017 was more favorable than the statutory rate, inclusive of state income taxes, primarily due to recognizing a $2.7 million tax benefit related to a previously unrecognized tax benefit from our "check-the-box" election made in 2014 to treat one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S federal income tax purposes. This benefit was partially offset by $0.6 million of tax expense recorded in the third quarter of 2017 to correct an error that occurred in the second quarter of 2017. During the third quarter of 2017, we also recorded a $3.1 million adjustment to decrease deferred income taxes, net and increase income tax receivable on our consolidated balance sheet to correct an error that occurred in the second quarter of 2017. These errors have no impact on full year 2017 results, and we concluded that the impact of both errors was not material to the second and third quarter financial statements. The effective tax rate for the three months ended September 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to non-taxable income, valuation allowance reductions, and certain credits and deductions, partially offset by non-deductible business expenses.
Net Income from Continuing Operations
Net income from continuing operations decreased by $8.2 million to $4.1 million for the three months ended September 30, 2017, from $12.3 million for the same period last year. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the third quarter of 2017 was $0.19 compared to $0.57 for the third quarter of 2016.
Discontinued Operations
Net income from discontinued operations was $0.2 million for the three months ended September 30, 2017 and related to updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment. See Note 4 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA decreased $16.2 million to $19.6 million for the three months ended September 30, 2017 from $35.9 million for the three months ended September 30, 2016. Adjusted EBITDA decreased $16.0 million to $21.5 million in the third quarter of 2017 from $37.5 million in the third quarter of 2016. The decrease in EBITDA and adjusted EBITDA was primarily due to the decrease in segment operating income, as discussed below in Segment Results, as well as an increase in corporate expenses primarily due to our acquisitions of Innosight and Pope Woodhead.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations decreased $10.4 million to $9.3 million in the third quarter of 2017 compared to $19.7 million in the third quarter of 2016. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.43 for the third quarter of 2017, compared to $0.92 for the third quarter of 2016.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $23.8 million, or 23.1%, to $79.6 million for the third quarter of 2017 from $103.4 million for the third quarter of 2016. Revenues for the third quarter of 2017 included an incremental $1.7 million from our acquisition of HSM Consulting, which was completed mid-third quarter 2016.
During the three months ended September 30, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 68.5%, 16.6%, 6.7%, and 8.2% of this segment’s revenues, respectively, compared to 67.0%, 13.4%, 13.4%, and 6.2% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $23.8 million decrease in revenues, $20.4 million was attributable to a decrease in revenue from our full-time billable consultants and $3.4 million was attributable to a decrease in revenue generated by our full-time equivalents.
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average number of full-time billable consultants and the average billing rate, partially offset by an increase in the consultant utilization rate. This decrease in revenue was primarily driven by a decreased demand for our performance improvement solution. Performance-based fee revenue was $5.3 million during the third quarter of 2017 compared to $13.8 million during the third quarter of 2016. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may also cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.

The decrease in revenue attributable to our full-time equivalents was primarily driven by a decreased demand for our Studer Group solution and reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents.
Operating Income
Healthcare segment operating income decreased $13.0 million, or 33.6%, to $25.8 million for the three months ended September 30, 2017 from $38.8 million for the three months ended September 30, 2016. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 32.4% for the third quarter of 2017 from 37.5% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating and support professionals as a percentage of revenues, as well as increases in contractor expenses, product and event costs, and signing and retention bonus expense for our revenue-generating professionals. These decreases to the operating margin are partially offset by decreases in performance bonus expense for our revenue-generating professionals, practice administration and meetings expenses, and intangible asset amortization expense, all as a percentage of revenues.
Education
Revenues
Education segment revenues increased $2.8 million, or 7.3%, to $41.4 million for the third quarter of 2017 from $38.6 million for the third quarter of 2016.
During the three months ended September 30, 2017, revenues from fixed-fee engagements, time-and-expense engagements, and software support and maintenance and subscription arrangements represented 16.2%, 78.1%, and 5.7% of this segment’s revenues, respectively. During the three months ended September 30, 2016, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 12.2%, 80.4%, 1.6%, and 5.8% of this segment’s revenues, respectively.
Of the overall $2.8 million increase in revenues, $4.3 million was attributable to our full-time billable consultants, which was partially offset by a $1.5 million decrease in revenue attributable to our full-time equivalents. The increase in revenue attributable to our full-time billable consultants reflected increases in the average number of full-time billable consultants and the consultant utilization rate, partially offset by a decrease in the average billing rate. The decrease in revenue from our full-time equivalents was largely driven by a decrease in license revenues, and reflected decreases in both revenue per full-time equivalent and the average number of full-time equivalents in the third quarter of 2017 compared to the same prior year period.
Operating Income
Education segment operating income decreased $3.1 million, or 28.8%, to $7.8 million for the three months ended September 30, 2017 from $10.9 million for the three months ended September 30, 2016. Segment operating margin decreased to 18.7% for the third quarter of 2017 from 28.2% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in performance bonus expense and salaries and related expenses for our revenue-generating professionals, as well as an increase in performance bonus expense for our support personnel, all as a percentage of revenues. The increase in bonus expense was primarily the result of a significant performance bonus adjustment in the third quarter of 2017 to increase our year-to-date performance bonus accrual due to a revised full year forecast. These increases were partially offset by decreases in training expenses and practice administration and meetings expenses.
Business Advisory
Revenues
Business Advisory segment revenues increased $14.0 million, or 33.9%, to $55.4 million for the third quarter of 2017 from $41.4 million for the third quarter of 2016. Revenues for the third quarter of 2017 included $13.4 million from our acquisitions of Innosight and Pope Woodhead, which were completed subsequent to the third quarter of 2016. Third quarter 2017 revenues also included revenues from our acquisition of the international assets of ADI Strategies, which was completed in April 2017 and has since been fully integrated into the Business Advisory segment.
During the three months ended September 30, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 37.5%, 57.7%, 3.0%, and 1.8% of this segment’s revenues, respectively, compared to 18.5%, 78.2%, 1.7%, and 1.6% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $1.7 million for the third quarter of 2017, compared to $0.7 million for the same prior year period. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may also cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Of the overall $14.0 million increase in revenues, $14.4 million was attributable to our full-time billable consultants, which was partially offset by a $0.4 million decrease in revenues attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants was primarily driven by our acquisitions of Innosight, Pope Woodhead, and the international assets of ADI Strategies, and reflected an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate. The decrease in revenue from our full-time equivalents reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents in the third quarter of 2017 compared to the same prior year period.
Operating Income
Business Advisory segment operating income increased by $4.2 million, or 49.1%, to $12.8 million for the three months ended September 30, 2017 from $8.6 million for the three months ended September 30, 2016. Segment operating margin increased to 23.2% for the third quarter of 2017 from 20.8% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced increases in performance bonus expense for our revenue-generating professionals, salaries and related expenses for our revenue-generating professionals and our support personnel, and contractor expenses. These increases to segment operating margin were partially offset by increases in travel related costs, signing and retention bonuses for our revenue-generating professionals, and third-party consulting expenses, all as a percentage of revenues.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenues
Revenues decreased $1.5 million, or 0.3%, to $546.6 million for the first nine months of 2017 from $548.1 million for the first nine months of 2016. Revenues for the first nine months of 2017 included $34.1 million from our acquisitions of Innosight and Pope Woodhead, which were completed subsequent to the third quarter of 2016, and $13.9 million of incremental revenues due to the full period impact of our acquisition of MyRounding Solutions, LLC ("MyRounding") and HSM Consulting, which we completed mid-first quarter 2016 and mid-third quarter 2016, respectively. Revenues for the first nine months of 2017 also included a full period impact of our acquisition of the U.S. assets of ADI Strategies and revenues from our acquisition of the international assets of ADI Strategies. These acquisitions were completed in May 2016 and April 2017, respectively, and have since been fully integrated into the Business Advisory segment.
The overall $1.5 million decrease in revenues was primarily attributable to our full-time billable consultants. The decrease in full-time billable consultant revenues reflected decreases in the average billing rate and consultant utilization rate, mostly offset by an increase in the average number of billable consultants. As discussed below in Segment Results, this decrease in revenue was largely driven by decreased demand for services in our Healthcare segment, mostly offset by revenues from our acquisitions of Innosight and Pope Woodhead, as well as strengthened demand for services in our Business Advisory and Education segments.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $17.0 million, or 5.1%, to $351.6 million for the nine months ended September 30, 2017, from $334.6 million for the nine months ended September 30, 2016. The overall $17.0 million increase primarily related to a $14.3 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount from acquisitions and our ongoing cloud-based ERP investment, partially offset by a decrease in salaries and related expenses in our Healthcare segment as a result of headcount reductions. Additional increases included a $2.8 million increase in contractor expense, a $2.1 million increase in signing and retention bonus expense for our revenue-generating professionals, a $0.8 million increase in product and event costs, a $0.5 million increase in project costs, and a $0.5 million increase in technology expenses. These increases were partially offset by a $2.9 million decrease in intangible asset amortization expense and a $0.5 million decrease in performance bonus expense for our revenue-generating professionals. As a percentage of revenues, our total direct costs increased to 64.3% during the first nine months of 2017 compared to 61.0% during the first nine months of 2016 primarily due to the items described above.
Total direct costs for the nine months ended September 30, 2017 included $8.4 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations and internal software development costs, compared to $11.3 million of amortization expense for the same prior year period. The $2.9 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization, partially offset by the amortization of intangible assets acquired in the Innosight acquisition, which we completed in the first quarter of 2017. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.

Operating Expenses and Other Gains, Net
Selling, general and administrative expenses increased $12.2 million, or 10.2%, to $132.1 million in the nine months ended September 30, 2017, from $119.9 million in the nine months ended September 30, 2016. Selling, general and administrative expenses for the first nine months of 2017 included $9.8 million from Innosight and Pope Woodhead. The overall $12.2 million increase was primarily related to an $8.5 million increase in salaries and related expenses for our support personnel, a $2.2 million increase in facilities and other office-related expenses, a $1.4 million increase in travel related costs, a $1.2 million increase in third-party consulting expenses, a $1.0 million increase in promotion and sponsorship expenses, and a $0.7 million increase in signing and retention bonus expense for our support personnel. These increases were partially offset by a $2.5 million decrease in performance bonus expense for our support personnel and a $0.8 million decrease in share-based compensation expense for our support personnel. As a percentage of revenues, selling, general and administrative expenses increased to 24.2% during the first nine months of 2017 compared to 21.9% during the first nine months of 2016 primarily due to the items described above.
Restructuring charges for the first nine months of 2017 totaled $5.3 million, compared to $4.1 million for the first nine months of 2016. The charges for the first nine months of 2017 primarily consisted of $2.5 million related to the accrual of remaining lease obligations, net of estimated sublease income, due to relocating our San Francisco office to a smaller space and consolidating our Chicago and New York offices in the first nine months of 2017, and accelerated depreciation on leasehold improvements for our San Francisco office, $2.0 million related to workforce reductions in our Healthcare segment to better align our resources with market demand, and $0.4 million related to workforce reductions in our corporate operations primarily to adjust our infrastructure to align with the decreased workforce in the Healthcare segment. The charges for the first nine months of 2016 primarily consisted of $1.5 million related to updated assumptions for lease accruals for our Washington, D.C. space vacated in the fourth quarter of 2014, $1.2 million related to workforce reductions in our Healthcare segment to better align resources with market demand, $0.9 million related to workforce reductions in our corporate operations as we adjusted our infrastructure to align with our Huron Legal divestiture, and $0.2 million related to the wind down of our foreign consulting operations based in the Middle East.
Other gains, net totaled $0.2 million for the nine months ended September 30, 2017, and represents gains due to the decrease in the fair value of the liability for future expected contingent consideration payments related to acquisitions. In the first nine months of 2016, we recognized $0.5 million of remeasurement losses for the increase in the fair value of the contingent consideration liability. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense increased by $5.5 million to $28.5 million in the nine months ended September 30, 2017, from $23.1 million in the nine months ended September 30, 2016. The increase was primarily attributable to amortization expense for intangible assets acquired in the Innosight, ADI Strategies, Pope Woodhead, and HSM Consulting acquisitions, and an increase in amortization expense for a customer-related intangible asset acquired in the Studer Group acquisition. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 5 "Acquisitions" and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
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
Operating Income (Loss)
Operating income decreased $246.2 million, to a loss of $180.3 million in the first nine months of 2017 from income of $65.8 million in the first nine months of 2016. This decrease is primarily attributable to the $209.6 million non-cash pretax goodwill impairment charge recorded in the second quarter of 2017 related to our Healthcare segment. See the "Critical Accounting Policies" section below and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the non-cash goodwill impairment charge. Operating margin decreased to (33.0)% for the nine months ended September 30, 2017, compared to 12.0% for the nine months ended September 30, 2016. The decrease in operating margin was primarily attributable to the goodwill impairment charge, as well as increases in salaries and related expenses for both our revenue-generating professionals and support personnel, contractor expenses, and signing and retention bonuses for our revenue-generating professionals during the first nine months of 2017 compared to the same prior year period.

Other Expense, Net
Total other expense, net decreased by $0.4 million to $10.6 million in the first nine months of 2017 from $11.0 million in the first nine months of 2016. The decrease was primarily attributable to a $0.9 million gain on sale of our Life Sciences Compliance and Operations solution within our Business Advisory segment in the second quarter of 2017. See Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the sale. The decrease in total other expense, net was also attributable to a $1.8 million gain in the market value of our investments that are used to fund our deferred compensation liability, compared to a $1.0 million gain in the first nine months of 2016. These decreases were partially offset by a $1.5 million increase in interest expense, net of interest income in the first nine months of 2017 compared to the same prior year period. The increase in interest expense was due to higher levels of borrowings and higher interest rates under our credit facility during the first nine months of 2017 compared to the first nine months of 2016.
Income Tax Expense (Benefit)
For the nine months ended September 30, 2017, our effective tax rate was 26.1% as we recognized income tax benefit from continuing operations of $49.7 million on a loss from continuing operations of $190.9 million. For the nine months ended September 30, 2016, our effective tax rate was 35.6% as we recognized income tax expense of $19.5 million on income from continuing operations of $54.8 million. The effective tax rate for the nine months ended September 30, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the $61.2 million non-deductible portion of the goodwill impairment charge recorded in the second quarter of 2017, as well as $1.8 million of discrete tax expense for share-based compensation related to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. Refer to Note 3 "New Accounting Pronouncements" for additional information on the adoption of ASU 2016-09. These unfavorable discrete items were partially offset by a $2.7 million tax benefit recorded in the third quarter of 2017 related to a previously unrecognized tax benefit from our 2014 "check-the-box" election. The effective tax rate for the nine months ended September 30, 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to the year-to-date impact of a discrete favorable adjustment to our state tax rate in the second quarter of 2016, non-taxable income, valuation allowance reductions, certain credits and deductions, and a discrete tax benefit related to share-based compensation, partially offset by non-deductible business expenses.
Net Income (Loss) from Continuing Operations
Net income from continuing operations decreased by $176.5 million, to a net loss from continuing operations of $141.2 million for the nine months ended September 30, 2017, from net income from continuing operations of $35.3 million for the same prior year period. This decrease is primarily attributable to the $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare segment. As a result of the decrease in net income from continuing operations, diluted loss per share from continuing operations for the first nine months of 2017 was $6.59 compared to diluted earnings per share from continuing operations of $1.65 for the first nine months of 2016. The non-cash goodwill impairment charge had a $7.16 unfavorable impact on diluted earnings per share from continuing operations for the first nine months of 2017.
Discontinued Operations
Net income from discontinued operations for the nine months ended September 30, 2017 was $0.7 million and primarily related to updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment. Net loss from discontinued operations for the nine months ended September 30, 2016 was $1.8 million and primarily related to obligations for former employees, legal fees, and updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment. See Note 4 "Discontinued Operations" within the notes to our consolidated financial statements for additional information about our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA decreased $241.6 million to a loss of $140.2 million for the nine months ended September 30, 2017, from earnings of $101.4 million for the nine months ended September 30, 2016. Adjusted EBITDA decreased $32.7 million to $73.1 million in the first nine months of 2017 from $105.8 million in the first nine months of 2016. The decrease in EBITDA was primarily attributable to the non-cash goodwill impairment charge of $209.6 million recorded in the second quarter of 2017. The decrease in adjusted EBITDA was primarily due to the decrease in segment operating income, as discussed below in Segment Results, as well as an increase in corporate expenses primarily due to our acquisitions of Innosight and Pope Woodhead.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations decreased $24.6 million to $31.7 million in the first nine months of 2017 compared to $56.3 million in the first nine months of 2016. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for the first nine months of 2017 was $1.47 compared to $2.63 for the first nine months of 2016.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $62.3 million, or 19.2%, to $261.3 million for the first nine months of 2017 from $323.5 million for the first nine months of 2016. Revenues for the first nine months of 2017 included $13.9 million of incremental revenues due to the full period impact of our acquisitions of HSM Consulting and MyRounding, which we completed mid-first quarter 2016 and mid-third quarter 2016, respectively.
During the nine months ended September 30, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 67.4%, 16.8%, 8.3%, and 7.5% of this segment’s revenues, respectively, compared to 70.4%, 10.7%, 13.1%, and 5.8% of this segment’s revenues, respectively, for the same prior year period.
The overall $62.3 million decrease in revenues was primarily attributable to a decrease in revenue from our full-time billable consultants. The decrease in revenue attributable to our full-time billable consultants was primarily driven by a decreased demand for our performance improvement solution and reflected decreases in the average number of full-time billable consultants, average billing rate, and consultant utilization rate. Performance-based fee revenue was $21.6 million during the first nine months of 2017 compared to $42.5 million during the first nine months of 2016. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may also cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Operating Income
Healthcare segment operating income decreased $35.6 million, or 29.9%, to $83.6 million for the nine months ended September 30, 2017, from $119.2 million for the nine months ended September 30, 2016. The Healthcare segment operating margin decreased to 32.0% for the first nine months of 2017 from 36.9% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, as well as increases in salaries and related expenses for our support personnel, contractor expenses, product and event costs, and restructuring charges, partially offset by decreases in performance bonus expense for our revenue-generating professionals and support personnel as a percentage of revenues.
The non-cash goodwill impairment charge discussed above within the consolidated results is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the "Critical Accounting Policies" section below and Note 6 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for further discussion of this charge. We will continue to evaluate goodwill for impairment during future periods. Any future significant decline in the performance of the Healthcare segment compared to our internal forecasts could result in another non-cash goodwill impairment charge.
Education
Revenues
Education segment revenues increased $15.8 million, or 14.1%, to $127.6 million for the first nine months of 2017 from $111.8 million for the first nine months of 2016.
For the nine months ended September 30, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 15.8%, 78.5%, 0.3%, and 5.4% of this segment’s revenues, respectively, compared to 14.5%, 78.6%, 0.9%, and 6.0% of this segment's revenues, respectively, during the same prior year period.
Of the overall $15.8 million increase in revenues, $16.9 million was attributable to our full-time billable consultants, which was partially offset by a $1.1 million decrease in revenues attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants reflected increases in the average number of full-time billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate. The decrease in revenue from our full-time equivalents was largely driven by a decrease in license revenues, and reflected decreases in both revenue per full-time equivalent and the average number of full-time equivalents in the first nine months of 2017 compared to the same prior year period.
Operating Income
Education segment operating income increased $0.3 million, or 0.9%, to $31.8 million for the nine months ended September 30, 2017, from $31.5 million for the nine months ended September 30, 2016. The Education segment operating margin decreased to 24.9% for the first nine months of 2017 from 28.1% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in performance bonus expense for both our revenue-generating professionals and support personnel, as well as an increase in salaries and related expenses for our revenue-generating professionals, all as a percentage of revenues, partially offset by decreases in training expenses and practice administration and meetings expenses.
Business Advisory
Revenues
Business Advisory segment revenues increased $45.0 million, or 39.9%, to $157.8 million for the first nine months of 2017 from $112.8 million for the first nine months of 2016. Revenues for the first nine months of 2017 included $34.1 million from our acquisitions of Innosight and Pope Woodhead, which were completed subsequent to the third quarter of 2016. Revenues for the first nine months of 2017 also included a full period impact of our acquisition of the U.S. assets of ADI Strategies and revenues from our acquisition of the international assets of ADI Strategies. These acquisitions were completed in May 2016 and April 2017, respectively, and have since been fully integrated into the Business Advisory segment.
During the first nine months of 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 34.7%, 62.6%, 1.2%, and 1.5% of this segment’s revenues, respectively, compared to 19.5%, 74.0%, 5.4%, and 1.1% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $1.9 million for the first nine months of 2017 compared to $6.2 million for the same prior year period. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may also cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Of the overall $45.0 million increase in revenues, $44.1 million was attributable to our full-time billable consultants and $0.9 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants was primarily driven by our acquisitions of Innosight, ADI Strategies, and Pope Woodhead, and reflected increases in the average number of full-time billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate. The increase in revenue from our full-time equivalents reflected increases in the average number of full-time equivalents and revenue per full-time equivalent.
Operating Income
Business Advisory segment operating income increased by $11.6 million, or 49.9%, to $34.9 million for the nine months ended September 30, 2017, from $23.3 million for the nine months ended September 30, 2016. The Business Advisory segment operating margin increased to 22.1% for the first nine months of 2017 from 20.6% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in performance bonus expense for our revenue-generating professionals, as a percentage of revenues, as well as decreases in share-based compensation expense for our revenue-generating professionals and contractor expense, partially offset by increases, as a percentage of revenues, in salaries and related expenses for our revenue-generating professionals, third-party consulting expenses, signing and retention bonuses for our revenue-generating professionals, and travel related costs.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $8.4 million, from $17.0 million at December 31, 2016 to $8.7 million at September 30, 2017. As of September 30, 2017, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2017	2016
Net cash provided by operating activities	$52,432	$79,745
Net cash used in investing activities	(125,253)	(81,233)
Net cash provided by (used in) financing activities	64,262	(47,979)
Effect of exchange rate changes on cash	192	133
Net decrease in cash and cash equivalents	$(8,367)	$(49,334)
Operating Activities
Net cash provided by operating activities totaled $52.4 million for the nine months ended September 30, 2017 and $79.7 million for the same period last year. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The decrease in cash provided by operations for the first nine months of 2017 compared to the same prior year period was primarily attributable to lower net income, the collection of a settlement receivable in the first quarter of 2016 and a decrease in cash collections from clients in the first nine months of 2017, partially offset by decreased vendor and tax payments.
Investing Activities
Net cash used in investing activities was $125.3 million for the nine months ended September 30, 2017 and $81.2 million for the same period last year.
The use of cash in the first nine months of 2017 primarily consisted of $106.9 million for the purchases of businesses and $20.1 million for purchases of property and equipment, primarily related to leasehold improvements and purchases of furniture and fixtures for new office spaces in certain locations.
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
Financing Activities
Net cash provided by financing activities was $64.3 million for the nine months ended September 30, 2017. During the first nine months of 2017, we borrowed $241.0 million under our credit facility, primarily to fund our acquisitions of Innosight and Pope Woodhead and our annual performance bonus payment, and made repayments on our credit facility of $170.0 million.
Net cash used in financing activities was $48.0 million for the nine months ended September 30, 2016. During the first nine months of 2016, we repurchased and retired $55.3 million of our common stock under our Share Repurchase Program, as defined below, and had net borrowings of $12.0 million under our credit facility, primarily to fund the acquisitions of HSM Consulting and the U.S. assets of ADI Strategies and our annual performance bonus payment.
Share Repurchase Program
As of September 30, 2017, we had a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2017 (the "Share Repurchase Program"). During the fourth quarter of 2017, our board of directors authorized an extension of the Share Repurchase Program through October 31, 2018. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. During the first nine months of 2016, we repurchased and retired 982,192 shares for $55.3 million. No shares were repurchased in the first nine months of 2017. As of September 30, 2017, $35.1 million remains available for share repurchases.
Financing Arrangements
At September 30, 2017, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding, $139.0 million outstanding under our senior secured credit facility, and $5.0 million outstanding under a promissory note, as discussed below.
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
Senior Secured Credit Facility
The Company has a $500 million senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the "Amended Credit Facility"), that becomes due and payable in full upon maturity on March 31, 2020. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $100 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $600 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.25 to 1.00 to 3.75 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back share-based compensation costs, non-cash goodwill impairment charges, certain non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At September 30, 2017, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.52 to 1.00 and a Consolidated Interest Coverage Ratio of 12.60 to 1.00.
The Amended Credit Agreement contains restricted payment provisions, including a potential limit on the amount of dividends we may pay. Pursuant to the terms of the Amended Credit Agreement, if our Consolidated Leverage Ratio is greater than 3.00, the amount of dividends and other Restricted Payments (as defined in the Amended Credit Agreement) we may pay is limited to an amount up to $50 million plus 50% of cumulative consolidated net income (as defined in the Amended Credit Agreement) from the closing date of the Amended Credit Agreement plus 50% of the net cash proceeds from equity issuances after the closing date of the Amended Credit Agreement.
Borrowings outstanding under the Amended Credit Agreement at September 30, 2017 totaled $139.0 million. These borrowings carried a weighted average interest rate of 3.4%, including the impact of the interest rate swap in effect as of September 30, 2017 and described in Note 10 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2016 were $68.0 million and carried a weighted average interest rate of 2.5%. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2017, we had outstanding letters of credit totaling $2.7 million, which are primarily used as security deposits for our office facilities. As of September 30, 2017, the unused borrowing capacity under the revolving credit facility was $358.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At September 30, 2017, the outstanding principal amount of the promissory note was $5.0 million. As of September 30, 2017, the aircraft had a carrying amount of $6.6 million.
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
In connection with certain business acquisitions completed during the first nine months of 2017, we entered into contingent consideration arrangements, under which we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. The aggregate fair value of these contingent consideration liabilities on the dates of acquisition was $15.5 million. Refer to Note 5 “Acquisitions” within the notes to the consolidated financial statements for additional information on the businesses acquired during the first nine months of 2017. At September 30, 2017, the aggregate fair value of all contingent consideration liabilities outstanding was $22.5 million.
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
The following table provides the scheduled future payments of the contingent consideration arrangements and promissory note described above as of September 30, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contingent consideration	$22,469	$7,743	$13,126	$1,600	$—
Promissory note—principal and interest	$5,682	$650	$1,293	$1,283	$2,456
There have been no other material changes to our contractual obligations since December 31, 2016.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016. Below is an update to our critical accounting policy related to the carrying value of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first nine months of 2017.
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
Adoption of ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminated Step 2 of the goodwill impairment test, which required us to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. We adopted this guidance in the second quarter of 2017 on a prospective basis and applied the new guidance to our goodwill impairment tests described below.
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
Second Quarter 2017 Goodwill Impairment Analysis
Since the first quarter of 2016, the Healthcare segment, which is also a reporting unit, has experienced declining revenues, primarily driven by softness in our revenue cycle offering within our performance improvement solution. This softness is attributable to decreased demand for our services, the winding down of some of our larger projects and a growing trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, and workforce reductions to better align resources with market demand. While the initiatives undertaken to improve the financial performance of our Healthcare segment are yielding some positive impacts, hospitals and health systems continue to face regulatory and funding uncertainty; therefore, we remain cautious about near-term growth. As we have previously disclosed in prior quarters, if the financial performance of our Healthcare segment continued to decline and did not meet our expectations, we could be required to perform an interim impairment analysis with respect to our carrying value of goodwill for the Healthcare reporting unit prior to our usual annual test. Based on forecasts prepared in connection with our quarterly forecasting cycle during the second quarter of 2017, we determined that the likely time frame to improve the financial results of this segment will take longer than originally anticipated. As such, we concluded, during the second quarter of 2017, that the fair value of the Healthcare reporting unit may no longer exceed its carrying value. In connection with the preparation of our financial statements for the quarter ended June 30, 2017, we performed an interim impairment test on the Healthcare reporting unit.
Based on the estimated fair value of the Healthcare reporting unit described below, we recorded a $209.6 million non-cash pretax charge in the second quarter of 2017 to reduce the carrying value of goodwill in our Healthcare reporting unit.
Our goodwill impairment test was performed by comparing the fair value of the Healthcare reporting unit with its carrying value and, in accordance with ASU 2017-04, which we adopted in the second quarter of 2017, recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. To estimate the fair value of the Healthcare reporting unit, we relied on a combination of the income approach and the market approach, with a fifty-fifty weighting.
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
Determining the fair value of any reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation of the Healthcare reporting unit are reasonable, these estimates and assumptions could have a significant impact on whether or not another non-cash impairment charge is recognized in the future and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our Healthcare reporting unit will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as part of our annual goodwill impairment testing in the fourth quarter of 2017, or on an interim basis, if required. Any future significant decline in our operations compared to our internal forecast could result in another non-cash goodwill impairment charge, which could be material.
As discussed above, as of September 30, 2017, we have six reporting units with goodwill balances: our Healthcare and Education segments, and our Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences practices, which together make up our Business Advisory operating segment.
The carrying values of goodwill for each of our reporting units as of September 30, 2017 are as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$427,209
Education	102,830
Business Advisory	16,094
Enterprise Solutions and Analytics	45,119
Strategy and Innovation	87,432
Life Sciences	10,691
Total	$689,375
Three of our reporting units have been established primarily or entirely through recent business acquisitions: Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences. Our Enterprise Solutions and Analytics reporting unit was established with the acquisition of Blue Stone International, LLC in October 2013. Since that time, we have completed five additional business acquisitions within the reporting unit, most recently the acquisitions of the U.S. assets and international assets of ADI Strategies in May 2016 and April 2017, respectively. Our Strategy and Innovation reporting unit was established with the acquisition of Innosight in March 2017. Our Life Sciences reporting unit is primarily comprised of two recent acquisitions: The Frankel Group Associates LLC in January 2014 and Pope Woodhead in January 2017.
We record the assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, at their estimated fair values as of the acquisition date, and goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net assets acquired. Therefore, the initial accounting for an acquisition results in no headroom, as its fair value equals its carrying value.
Our most recent goodwill impairment test for the Enterprise Solutions and Analytics reporting unit was performed as of November 30, 2016, as part of our annual goodwill impairment test, pursuant to our policy, and based on the results of the first step of that analysis, the reporting unit’s fair value exceeded its carrying value by 11%.

Our most recent goodwill impairment test for the Life Sciences reporting unit was performed as of June 1, 2017, as part of the reorganization of our internal financial reporting structure, as discussed above under the section titled Second Quarter 2017 Goodwill Reallocation. Based on the results of that analysis, the reporting unit’s fair value exceeded its carrying value by 16%.

We have not yet performed a goodwill impairment test for the Strategy and Innovation reporting unit, as the reporting unit was established during the current year with the acquisition of Innosight in March 2017 and there have been no triggering events requiring an interim goodwill impairment test to date.

Since the date of the most recent goodwill impairment tests for the Enterprise Solutions and Analytics and Life Sciences reporting units, and since the inception of the Strategy and Innovation reporting unit, the performance of these three reporting units has continued to reasonably meet our expectations such that no triggering event for an interim goodwill impairment analysis was identified. We will monitor any changes to our assumptions and will evaluate goodwill as part of our annual goodwill impairment testing in the fourth quarter of 2017, or on an interim basis, if required. Any future significant decline in our operations compared to our internal forecast could result in a non-cash goodwill impairment charge as a result of any such test.

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
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $230.8 million as of September 30, 2017, which represents the liability component of the $250.0 million principal balance. The estimated fair value of our Convertible Notes at September 30, 2017 was $233.6 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended September 30, 2017, which was $93.438 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At September 30, 2017, we had borrowings outstanding under the credit facility totaling $139.0 million that carried a weighted average interest rate of 3.4%, including the impact of the interest rate swap described below. A hypothetical 100 basis point change in this interest rate would have a $0.9 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap. At December 31, 2016, our borrowings outstanding under the credit facility totaled $68.0 million and carried a weighted average interest rate of 2.5%, including the effect of the interest rate swap described below. The outstanding borrowings at December 31, 2016 were fully hedged against changes in interest rates by our interest rate swap, which had a notional amount of $68.0 million at December 31, 2016.
On April 4, 2013, we entered into a forward amortizing interest rate swap agreement effective March 31, 2014 and ending August 31, 2017. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings. The swap had an initial notional amount of $60.0 million and amortized quarterly until April 2016. In April 2016, the notional amount of this interest rate swap increased to $86.0 million and continued to amortize quarterly until it expired in August 2017. Under the terms of the interest rate swap agreement, we received from the counterparty interest on the notional amount based on one-month LIBOR and we paid to the counterparty a fixed rate of 0.985%.
On June 22, 2017, we entered into a forward interest rate swap agreement effective August 31, 2017 and ending August 31, 2022, with a notional amount of $50.0 million. We entered into this derivative instrument to continue to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and we pay to the counterparty a fixed rate of 1.900%.
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At September 30, 2017, the outstanding principal amount of the promissory note was $5.0 million and carried an interest rate of 3.2%. A hypothetical 100 basis point change in this interest rate would have a $0.1 million effect on our pretax income, on an annualized basis.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.

We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of September 30, 2017, the fair value of the investment was $31.9 million, with a total cost basis of $27.9 million.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our total assets reflect a substantial amount of intangible assets, primarily goodwill. At December 31, 2016, goodwill and other intangible assets totaled $881.2 million, or 76%, of our total assets. During the second quarter of 2017, we wrote off $209.6 million of goodwill related to our Healthcare segment as discussed below. At September 30, 2017, goodwill and other intangible assets totaled $770.2 million, or 71%, of our total assets. The goodwill results from our acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.
Since the first quarter of 2016, the Healthcare segment, which is also a reporting unit, has experienced declining revenues, primarily driven by softness in our revenue cycle offering within our performance improvement solution. This softness is attributable to decreased demand for our services, the winding down of some of our larger projects and a growing trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, and workforce reductions to better align resources with market demand. While the initiatives undertaken to improve the financial performance of our Healthcare segment are yielding some positive impacts, hospitals and health systems continue to face regulatory and funding uncertainty; therefore, we remain cautious about near-term growth. As we have previously disclosed in prior quarters, if the financial performance of our Healthcare segment continued to decline and did not meet our expectations, we could be required to perform an interim impairment analysis with respect to our carrying value of goodwill for the Healthcare reporting unit prior to our usual annual test. Based on forecasts prepared in connection with our quarterly forecasting cycle during the second quarter of 2017, we determined that the likely time frame to improve the financial results of this segment will take longer than originally anticipated. As such, we concluded, during the second quarter of 2017, that the fair value of the Healthcare reporting unit may no longer exceed its carrying value. In connection with the preparation of our financial statements for the quarter ended June 30, 2017, we performed an interim impairment test on the Healthcare reporting unit. Based on the estimated fair value of the Healthcare reporting unit, we recorded a $209.6 million non-cash pretax charge in the second quarter of 2017 to reduce the carrying value of goodwill in our Healthcare reporting unit.
Determining the fair value of any reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation of the Healthcare reporting unit are reasonable, these estimates and assumptions could have a significant impact on whether or not another non-cash impairment charge is recognized in the future and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our Healthcare reporting unit will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as part of our annual goodwill impairment testing in the fourth quarter of 2017, or on an interim basis, if required. Any future significant decline in our operations compared to our internal forecast could result in another non-cash goodwill impairment charge, which could be material.
Three of our reporting units have been established primarily or entirely through recent business acquisitions: Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences. Our Enterprise Solutions and Analytics reporting unit was established with the acquisition of Blue Stone International, LLC in October 2013. Since that time, we have completed five additional business acquisitions within the reporting unit, most recently the acquisitions of the U.S. assets and international assets of ADI Strategies in May 2016 and April 2017, respectively. Our Strategy and Innovation reporting unit was established with the acquisition of Innosight in March 2017. Our Life Sciences reporting unit is primarily comprised of two recent acquisitions: The Frankel Group Associates LLC in January 2014 and Pope Woodhead in January 2017.
We record the assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, at their estimated fair values as of the acquisition date, and goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net assets acquired. Therefore, the initial accounting for an acquisition results in no headroom, as its fair value equals its carrying value.
Our most recent goodwill impairment test for the Enterprise Solutions and Analytics reporting unit was performed as of November 30, 2016, as part of our annual goodwill impairment test, pursuant to our policy, and based on the results of the first step of that analysis, the reporting unit’s fair value exceeded its carrying value by 11%.
Our most recent goodwill impairment test for the Life Sciences reporting unit was performed as of June 1, 2017, as part of the reorganization of our internal financial reporting structure, as discussed in the "Critical Accounting Policies" section within Part I - Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Based on the results of that analysis, the reporting unit’s fair value exceeded its carrying value by 16%.
We have not yet performed a goodwill impairment test for the Strategy and Innovation reporting unit, as the reporting unit was established during the current year with the acquisition of Innosight in March 2017 and there have been no triggering events requiring an interim goodwill impairment test to date.
Since the date of the most recent goodwill impairment tests for the Enterprise Solutions and Analytics and Life Sciences reporting units, and since the inception of the Strategy and Innovation reporting unit, the performance of these three reporting units has continued to reasonably meet our expectations such that no triggering event for an interim goodwill impairment analysis was identified. We will monitor any changes to our assumptions and will evaluate goodwill as part of our annual goodwill impairment testing in the fourth quarter of 2017, or on an interim basis, if required. Any future significant decline in our operations compared to our internal forecast could result in a non-cash goodwill impairment charge as a result of any such test.
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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2017, we reacquired 4,798 shares of common stock with a weighted average fair market value of $39.78 as a result of such tax withholdings.
Our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $125 million of our common stock through October 31, 2017 (the "Share Repurchase Program"). During the fourth quarter of 2017, our board of directors authorized an extension of the Share Repurchase Program through October 31, 2018. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2017 - July 31, 2017	3,194	$43.08	—	$35,143,546
August 1, 2017 - August 31, 2017	796	$35.47	—	$35,143,546
September 1, 2017 - September 30, 2017	808	$30.95	—	$35,143,546
Total	4,798	$39.78	—

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
10.1
Amendment No. 2 of the Credit Agreement, dated as of October 24, 2017, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.
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

Huron Consulting Group Inc.
(Registrant)

Date:	November 1, 2017	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer