Form 10-K
period 2017-12-31
Huron Consulting Group Inc.
filed 2018-02-28
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
    (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $934,900,000.
As of February 21, 2018, 22,180,119 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2017

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
Huron is headquartered in Chicago, Illinois, with additional locations in the United States in California, Colorado, the District of Columbia, Florida, Massachusetts, New York, Oregon, Texas, and Wisconsin and abroad in Canada, India, Saudi Arabia, Singapore, Switzerland, the United Arab Emirates, and the United Kingdom.
2017 Acquisitions
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
Refer to Note 4 "Acquisitions" within our consolidated financial statements for further information on our recent acquisitions.
2017 Divestiture
Life Sciences Compliance and Operations
During the second quarter of 2017, we divested our Life Sciences Compliance and Operations practice ("Life Sciences C&O"), which was part of our broader Life Sciences practice within the Business Advisory segment. The sale of Life Sciences C&O did not meet the criteria for reporting separately as discontinued operations. Refer to Note 5 "Goodwill and Intangible Assets" within our consolidated financial statements for further information on the sale.
OUR SERVICES
We provide professional services through three operating segments: Healthcare, Education, and Business Advisory. For the year ended December 31, 2017, we derived 49%, 23%, and 28% of our revenues from Healthcare, Education, and Business Advisory, respectively.
During the second quarter of 2017, we reorganized our internal financial reporting structure, which management uses to assess performance and allocate resources, by moving our Life Sciences practice from the Education and Life Sciences segment to the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment. While our consolidated results have not been impacted, we have reclassified our historical segment information for consistent presentation.
For further financial information on our segment results, refer to Part II—Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 “Segment Information” within the notes to our consolidated financial statements.
Healthcare
Our Healthcare segment has a depth of expertise in strategy and innovation, care transformation, financial and operational excellence, technology and analytics, and leadership development. We serve national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and medical groups. Our solutions help clients evolve and adapt to the rapidly changing healthcare environment and achieve growth, optimize performance, enhance profitability, improve quality and clinical outcomes, and drive physician, patient, and employee engagement across the enterprise.
We help organizations transform and innovate the delivery model to focus on patient wellness by improving quality outcomes, minimizing care variation and fundamentally improving patient and population health. Our consultants partner with clients to help build and sustain today’s business to invest in the future by reducing complexity, improving operational efficiency and growing market share. We enable the healthcare of the future by identifying, integrating and optimizing technology investments to collect data that transforms care delivery and improves patient outcomes. We also develop future leaders capable of driving meaningful operational and organizational change and who transform the patient experience.
Education
Our Education segment provides management consulting and technology solutions to higher education institutions and academic medical centers to address challenges relating to business and technology strategy, financial management, operational and organizational effectiveness, research administration, and regulatory compliance.
Our institutional strategy, market research, budgeting and financial management, business operations and student lifecycle management solutions align missions with business priorities, improve quality and reduce costs institution-wide. Our technology strategy, enterprise applications, and analytic solutions transform and optimize operations, deliver time and cost savings, and enhance the student experience. Our research enterprise solutions assist clients in identifying and implementing institutional research strategy, optimizing clinical research operations, improving financial management and cost reimbursement, improving service to faculty, and mitigating risk compliance. Huron is a Platinum level member of the Oracle PartnerNetwork (OPN), a Workday Services Partner and a Gold level consulting partner with Salesforce.com.
Business Advisory
Our Business Advisory segment provides services to large and middle market organizations, not-for-profit organizations, lending institutions, law firms, investment banks and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition as well as creditors, equity owners and other key constituents.

This segment’s primary service lines include:

•
Enterprise Solutions and Analytics. Our Enterprise Solutions and Analytics professionals deliver technology and analytic solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our expertise in full-service enterprise performance management (EPM), enterprise resource planning (ERP), business intelligence and analytics, customer relationship management (CRM), and data management services helps clients identify and execute on business and technology strategies to drive results and gain a competitive advantage. Huron is a Platinum level member of the Oracle PartnerNetwork (OPN), a Workday Services Partner, and a Gold level consulting partner with Salesforce.com.

•
Business Advisory. Our Business Advisory professionals resolve complex business issues and enhance client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. We improve operations or capital structures for businesses performing at less than optimal levels, assess the short-term and long-term prospects of potential acquisition and divestiture opportunities, and provide independent valuation and advisory services to assist clients in making informed decisions for transaction, tax or litigation purposes. Securities transactions are handled by our registered broker-dealer, Huron Transaction Advisory LLC, a member of FINRA.

•
Strategy and Innovation. Our Strategy and Innovation professionals collaborate with clients across a range of industries to achieve repeatable business growth and innovation. We help organizations identify new growth opportunities, build new ventures and capabilities, and accelerate organizational change.

•
Life Sciences. Our Life Sciences professionals provide strategic solutions to help pharmaceutical, medical device, and biotechnology companies deliver more value to patients, payers, and providers and comply with regulations. We advise clients in the areas of corporate and financial strategy, compliance and operations, reimbursement and access strategy, commercial contracting strategy, R&D and product strategy commercial segmentation, fair market value analysis, lifecycle management, litigation and investigations, government pricing and transparency reporting, auditing and monitoring, and overall business process improvement.

OUR CLIENTS AND INDUSTRIES
We provide professional services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic and research institutions, large and mid-sized companies, and governmental entities. In 2017, we served over 1,300 clients, including over 300 new clients.
Our clients are in a broad array of industries, including healthcare, education, pharmaceutical and medical device, financial services, energy and utilities, retail, aerospace, automotive, technology, telecommunications, consumer products, governmental, metals and mining, engineering and construction, hospitality and gaming, logistics, and manufacturing.
EMPLOYEES
Our success depends on our ability to attract, engage, and develop highly talented professionals by creating a work environment where employees and teams thrive and individuals are rewarded not only for their own contributions but also for the success of our organization. To accomplish these goals, we focus on every facet of the employee lifecycle beginning with the recruiting process through post-employment or retirement to ensure the employee experience is engaging and impactful. We have developed comprehensive programs incorporating training and development opportunities beginning with the onboarding process and continuing through one’s career journey. We provide a competitive total rewards package including benefits that tailor to the needs of our employee population. Our commitment to corporate social responsibility is facilitated through our Huron Helping Hands program and the Diversity and Inclusion council.
Our employee population is divided into two groups: client-serving and support. As of December 31, 2017, we had 3,083 full-time employees, including 142 client-serving managing directors. Our client-serving employees serve as critical business advisors collaborating with clients to help solve their most complex business problems. Our managing directors are the key drivers of growth in our business, generating new revenue streams from existing and new clients. They enhance our market reputation by partnering with clients as advisors and engagement team leaders. Internally, they create our intellectual capital, develop our people, and foster our culture. Our senior directors, directors, and managers manage day-to-day client relationships, develop our people, and oversee the delivery and quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses, and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. Our support employees include our senior management team as well as professionals who provide sales support, methodology creation, software development, and corporate functions consisting of our facilities, finance and accounting, human resources, information technology, legal, and marketing teams. These employees provide strategic direction and support that enables the success of our client-serving employees. At December 31, 2017, our support team was led by 23 managing directors, executives and corporate vice presidents.

In addition to our full-time client-serving employees, we engage contractors on an as-needed basis to provide unique skill sets that are not required to be staffed on a full-time basis.
Supporting our professionals' career progression is critical to our employee retention and engagement. As part of our onboarding process, our learning and organizational effectiveness team facilitates a robust and structured training curriculum for newly hired employees to help develop and integrate them more effectively into the company. Leadership development programs are offered to recently promoted employees to support their transition to and success in a new role with broader responsibility. In addition to these milestone programs, we offer a variety of leadership development for those we deem capable of taking on broader roles in the organization. We also provide a variety of continuing education opportunities to all of our employees, including formal classroom environments, online courses, and webinars to further develop employees’ capabilities including technical knowledge, people skills, team dynamics and coaching and developing others. We encourage our employees to enhance their professional skills through outside courses that certify their technical skills and to pursue certain advanced degrees. Employees are assigned internal performance coaches to help them establish expectations that are reviewed regularly, including identifying opportunities for professional development, formal training and technical skill certifications.
Our total rewards philosophy focuses on rewarding and retaining our high performing employees. To accomplish this, we offer employees a competitive base salary, performance incentives and benefits.
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
Our benefit programs are designed to be both comprehensive and tailored to the needs of our employee population, such as a paid time off policy that allows for flexibility and a travel reward program which recognizes the significant travel commitment of our client-serving workforce. Our wellness benefits are aimed at encouraging employees to be aware of their current state of health and providing various tools and resources given the demanding nature of the work. Through these unique benefits, as well as our health and welfare plans, retirement benefits, stock purchase plan, and other benefit programs, we provide a core sense of security to our employees.
Our corporate social responsibility efforts are designed to support an individual’s charitable interests while also providing a venue for our employees to come together to make an impact in the communities in which we live and work. In addition, the Diversity and Inclusion council supports the needs of our growing employee population through employee resource groups that provide corporate-wide educational opportunities, build awareness, celebrate our differences, develop mentoring relationships, and ensure we are fostering a welcoming and engaging environment for all employees.
BUSINESS DEVELOPMENT AND MARKETING
Our business development and marketing activities are aimed at cultivating relationships, generating leads, and building a strong brand reputation with hospital, health system, and university administrators; offices of the C-suite; and senior level influencers and decision makers of middle market and large corporate organizations. We believe excellent service delivery to clients is critical to building and maintaining relationships and our brand reputation, and we emphasize the importance of client service to all of our employees.
Currently, we generate new business opportunities through the combination of relationships our managing directors have with individuals working in healthcare organizations, academic and research institutions, and corporations, and marketing lead generation activities. We also view cross-selling as a key component in building our business. Often, the client relationship of a managing director in one area of our business leads to opportunities in another area. All of our managing directors understand their roles in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities and frequently receive referrals and repeat business from past and current clients. In addition, to complement the business development efforts of our managing directors, we have dedicated business development professionals who are focused exclusively on developing client relationships and generating new business.

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
Our total assets reflect a substantial amount of intangible assets, primarily goodwill. At December 31, 2017, goodwill and other intangible assets totaled $718.1 million, or 69%, of our total assets. Goodwill results from our acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Intangible assets other than goodwill represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets primarily consist of customer relationships, trade names, customer contracts, technology and software, non-competition agreements, and publishing content, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges for intangible assets were recorded in 2017.
During 2017, we recorded $253.1 million of non-cash goodwill impairment charges. As further explained in the following paragraphs, of the $253.1 million, $208.1 million related to our Healthcare reporting unit and $45.0 million related to our Enterprise Solutions and Analytics reporting unit which is included in our Business Advisory segment.
During the second quarter of 2017, we performed a goodwill impairment analysis for our Healthcare reporting unit as our Healthcare business had experienced a prolonged period of declining revenues, primarily driven by softness in our revenue cycle offering within our performance improvement solution. This softness was attributable to decreased demand for our services, the winding down of some of our larger projects, and a trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, and workforce reductions to better align resources with market demand. While the initiatives undertaken to improve the financial performance of our Healthcare segment began yielding some positive impacts, hospitals and health systems continued to face regulatory and funding uncertainty; therefore, we remained cautious about near-term growth. As we had previously disclosed in prior quarters, if the financial performance of our Healthcare segment continued to decline and did not meet our expectations, we could be required to perform an interim impairment analysis with respect to our carrying value of goodwill for the Healthcare reporting unit prior to our usual annual test. Based on forecasts prepared in the second quarter of 2017 in connection with our quarterly forecasting cycle, we determined that the likely time frame to improve the financial results of this segment would take longer than originally anticipated. As such, we concluded, during the second quarter of 2017, that the fair value of the Healthcare reporting unit may have no longer exceeded its carrying value. In connection with the preparation of our financial statements for the quarter ended June 30, 2017, we performed an interim impairment test on the Healthcare reporting unit. Based on the estimated fair value of the Healthcare reporting unit, we recorded a $208.1 million non-cash pretax goodwill impairment charge to reduce the carrying value of goodwill in our Healthcare reporting unit.
Our Enterprise Solutions and Analytics reporting unit was established with the acquisition of Blue Stone International, LLC in 2013. Since that time, we completed five additional business acquisitions within the reporting unit, most recently the acquisitions of the U.S. assets and international assets of ADI Strategies in May 2016 and April 2017, respectively. We record the assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, at their estimated fair values as of the acquisition date, and goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net assets acquired. Therefore, the initial accounting for an acquisition results in its fair value equaling its carrying value. As we have previously disclosed in prior quarters, due to this reporting unit’s relatively low headroom, in the event that the financial performance of the reporting unit did not meet our expectations during 2017, we could be required to take a non-cash impairment charge as a result of any goodwill impairment test. During the first three quarters of 2017, the performance of Enterprise Solutions and Analytics continued to reasonably meet our expectations. However, both revenues and operating margin during the fourth quarter of 2017 fell short of our expectations resulting in a reduction in workforce within the reporting unit during that quarter. Further, in connection with our annual budget process for 2018, which coincided with our annual goodwill impairment test during the fourth quarter of 2017, we determined that the reporting unit's expected future revenue growth rates and operating margin would be lower than previously anticipated for this reporting unit. As a result, our goodwill impairment test indicated that the fair value of the Enterprise Solutions and Analytics reporting unit no longer exceeded its carrying value, and we recorded a $45.0 million non-cash pretax charge to write-off the entire carrying value of this reporting unit's goodwill during the fourth quarter of 2017.
The Life Sciences reporting unit has also been established primarily through recent business acquisitions: The Frankel Group Associates LLC in January 2014 and Pope Woodhead in January 2017. As discussed above, goodwill is recorded for such business acquisitions as the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, resulting in the fair value equaling the carrying value at the acquisition date. Based on the results of our annual goodwill impairment test as of November 30, 2017, the Life Sciences reporting unit's fair value exceeded its carrying value by 14%. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.

Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not a non-cash goodwill impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in additional non-cash goodwill impairment charges.
Refer to “Critical Accounting Policies” within Part I - Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for further discussion of our business combinations, goodwill, intangible assets, and impairment tests performed in 2017.
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
Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations and financial conditions.
We are subject to income and other taxes in the U.S. at the state and federal level and also in foreign jurisdictions. Changes in applicable U.S. state, federal or foreign tax laws and regulations, or their interpretation and application, could materially affect our tax expense and profitability.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“2017 Tax Reform”), a tax reform bill which contains significant changes to corporate taxation, including a reduction in the current corporate federal income tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings, and modification or repeal of many business deductions and credits. The changes included in the 2017 Tax Reform are broad and complex. The final transition impact of the 2017 Tax Reform may differ materially from our current estimates due to, among other things, additional regulatory and interpretive guidance, as well as any statutory technical corrections that are subsequently enacted.
The 2017 Tax Reform, or any related, similar or amended legislation or other changes in U.S. federal income tax laws, could adversely affect the U.S. federal income taxation of our ongoing operations. Any such changes and related consequences could have a material adverse impact on our financial results.
If we are unable to manage fluctuations in our business successfully, we may not be able to sustain profitability.
We have grown significantly since we commenced operations and have increased the number of our full-time professionals from 249 in 2002 to 3,083 as of December 31, 2017. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures, and controls and will continue to do so in the near future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which could increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.
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
Our profitability depends to a large extent on the utilization and billing rates of our professionals. Utilization of our professionals is affected by a number of factors, including:

•	the number and size of client engagements;

•	the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable;

•	our ability to transition our consultants efficiently from completed engagements to new engagements;

•	the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;

•	unanticipated changes in the scope of client engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of consultants; and

•	conditions affecting the industries in which we practice as well as general economic conditions.
The billing rates of our consultants that we are able to charge are also affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;

•	the market demand for the services we provide;

•	an increase in the number of engagements in the government sector, which are subject to federal contracting regulations;

•	introduction of new services by us or our competitors;

•	our competition and the pricing policies of our competitors; and

•	current economic conditions.
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
We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually-defined goals. The achievement of these contractually-defined goals may be subject to acknowledgment by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. Because performance-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. The percentage of our revenues derived from performance-based fees for the years ended December 31, 2017, 2016, and 2015, was 4.9%, 8.9%, and 8.7%, respectively. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.
The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.
When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2017, 2016, and 2015, fixed-fee engagements represented 46.7%, 47.4%, and 58.0% of our revenues, respectively.
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
At December 31, 2017, we had outstanding indebtedness of $250 million principal amount of our 1.25% convertible senior notes due October 1, 2019, $105.0 million on our revolving line of credit that becomes due and payable in full upon maturity on March 31, 2020, and $4.9 million principal amount of our promissory note due March 1, 2024. Our ability to make scheduled payments of the principal, to pay interest, to make payments upon conversion, or to refinance our indebtedness, depends on our future performance. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our current indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.
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
We derive a significant portion of our revenue from clients in the healthcare industry. As a result, our financial condition and results of operations could be adversely affected by conditions affecting the healthcare industry generally and hospitals and health systems particularly. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Uncertainty in any of these areas could cause our clients to delay or postpone decisions to use our services. Existing and new federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us or our clients to incur additional costs, and could restrict our or our clients’ operations. Many healthcare laws are complex and their application to us, our clients, or the specific services and relationships we have with our clients are not always clear. In addition, federal and state legislatures have periodically introduced programs to reform or amend the U.S. healthcare system at both the federal and state level, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and continue to consider further significant reforms. Due to the significant implementation issues arising under these laws and potential new legislation, it is unclear what long-term effects they will have on the healthcare industry and in turn on our business, financial condition, and results of operations. Our failure to accurately anticipate the application of new laws and regulations, or our failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business.
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
As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our 10 largest clients accounted for approximately 19.5%, 28.8%, and 29.9% of our revenues for the years ended December 31, 2017, 2016, and 2015, respectively. No single client accounted for more than 10% of our revenues in 2017, 2016, or 2015. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts. The volume of work performed for any particular client is likely to vary from year to year, and a major client in one fiscal period may not require or may decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.
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
As of December 31, 2017, our principal executive offices in Chicago, Illinois, consisted of approximately 134,000 square feet of office space, under a lease expiring September 2024. We have one five-year renewal option that will allow us to continue to occupy this office space until September 2029. This facility accommodates our executive team and corporate departments, as well as professionals in our practices.

Additionally, we occupy leased facilities for our other domestic and international offices, including those located in the following cities: Boston, Massachusetts; Buffalo, New York; Dallas, Texas; Denver, Colorado; Houston, Texas; Madison, Wisconsin; New York City, New York; Pensacola, Florida; Portland, Oregon; San Francisco, California; Washington, D.C.; Bangalore, India; Dubai, United Arab Emirates; London, United Kingdom; Luasanne, Switzerland; Riyadh, Saudi Arabia; Singapore; St. Ives, United Kingdom; and Toronto, Canada. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

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

	High	Low
2016
First Quarter	$60.00	$46.00
Second Quarter	$62.34	$54.14
Third Quarter	$65.00	$57.23
Fourth Quarter	$60.64	$41.20
2017
First Quarter	$49.25	$39.15
Second Quarter	$46.85	$40.50
Third Quarter	$43.70	$29.53
Fourth Quarter	$42.50	$32.40
Holders
As of February 21, 2018, there were 486 registered holders of record of Huron’s common stock. A number of Huron’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2017, we reacquired 9,832 shares of common stock with a weighted average fair market value of $40.28 as a result of such tax withholdings.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $125 million of our common stock and which expires on October 31, 2018 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements.

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1, 2017 – October 31, 2017	354	$35.85	—	$35,143,546
November 1, 2017 – November 30, 2017	—	$—	—	$35,143,546
December 1, 2017 – December 31, 2017	9,478	$40.45	—	$35,143,546
Total	9,832	$40.28	—

(1)
The number of shares repurchased for each period represents shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.

(2)	As of the end of the period.

ITEM 6.	SELECTED FINANCIAL DATA.
We have derived the following selected consolidated financial data as of and for the years ended December 31, 2013 through 2017 from our consolidated financial statements. The following data reflects the business acquisitions that we have completed through December 31, 2017. The results of operations for acquired businesses have been included in our results of operations since the date of their acquisitions. See Note 4 "Acquisitions" within the notes to our consolidated financial statements for additional information regarding our acquisitions. The following data also reflects the classification of discontinued operations. See Note 3 "Discontinued Operations" within the notes to our consolidated financial statements for additional information regarding our discontinued operations. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations (in thousands, except per share data):	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenues and reimbursable expenses:
Revenues	$732,570	$726,272	$699,010	$627,686	$538,128
Reimbursable expenses	75,175	71,712	70,013	73,847	64,623
Total revenues and reimbursable expenses	807,745	797,984	769,023	701,533	602,751
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	454,806	437,556	401,915	384,277	323,398
Amortization of intangible assets and software development costs	10,932	15,140	16,788	4,590	2,660
Reimbursable expenses	75,436	71,749	69,932	73,855	64,665
Total direct costs and reimbursable expenses	541,174	524,445	488,635	462,722	390,723
Operating expenses and other losses (gains), net:
Selling, general and administrative expenses	175,364	160,204	157,902	132,799	116,976
Restructuring charges	6,246	9,592	3,329	2,811	305
Litigation and other (gains) losses, net	1,111	(1,990)	(9,476)	(590)	(5,875)
Depreciation and amortization (1)	38,213	31,499	25,135	15,451	10,723
Goodwill impairment charges	253,093	—	—	—	—
Total operating expenses and other losses (gains), net	474,027	199,305	176,890	150,471	122,129
Operating income (loss)	(207,456)	74,234	103,498	88,340	89,899
Other income (expense), net:
Interest expense, net of interest income	(18,613)	(16,274)	(18,136)	(8,679)	(6,475)
Other income (expense), net	3,565	1,197	(1,797)	400	353
Total other expense, net	(15,048)	(15,077)	(19,933)	(8,279)	(6,122)
Income (loss) from continuing operations before taxes	(222,504)	59,157	83,565	80,061	83,777
Income tax expense (benefit)	(51,999)	19,677	21,670	33,059	32,200
Net income (loss) from continuing operations	(170,505)	39,480	61,895	47,002	51,577
Income (loss) from discontinued operations, net of tax	388	(1,863)	(2,843)	32,049	14,856
Net income (loss)	$(170,117)	$37,617	$59,052	$79,051	$66,433

Consolidated Statements of Operations (in thousands, except per share data):	Year Ended December 31,
	2017	2016	2015	2014	2013
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$(7.95)	$1.87	$2.80	$2.10	$2.31
Income (loss) from discontinued operations, net of tax	0.02	(0.09)	(0.13)	1.42	0.67
Net income (loss)	$(7.93)	$1.78	$2.67	$3.52	$2.98
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$(7.95)	$1.84	$2.74	$2.05	$2.26
Income (loss) from discontinued operations, net of tax	0.02	(0.08)	(0.13)	1.40	0.66
Net income (loss)	$(7.93)	$1.76	$2.61	$3.45	$2.92
Weighted average shares used in calculating net earnings (loss) per share:
Basic	21,439	21,084	22,136	22,431	22,322
Diluted	21,439	21,424	22,600	22,925	22,777

Consolidated Balance Sheet Data (in thousands):	As of December 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$16,909	$17,027	$58,437	$256,872	$58,131
Working capital	$51,828	$44,314	$96,966	$307,978	$98,394
Total assets	$1,036,928	$1,153,215	$1,159,543	$1,148,475	$883,223
Long-term debt, net of current portion	$342,507	$292,065	$307,376	$320,413	$141,421
Total stockholders’ equity (2)	$503,316	$648,033	$652,325	$600,634	$530,264

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
We provide our services and manage our business under three operating segments: Healthcare, Education, and Business Advisory. See Part I—Item 1. "Business—Overview—Our Services” and Note 18 “Segment Information” within the notes to our consolidated financial statements for a discussion of our three segments.
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
Fixed-fee engagements represented 46.7%, 47.4%, and 58.0% of our revenues for the years ended December 31, 2017, 2016, and 2015, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 43.0%, 38.7%, and 28.7% of our revenues in 2017, 2016, and 2015, respectively.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met. Performance-based fee revenues represented 4.9%, 8.9%, and 8.7% of our revenues in 2017, 2016, and 2015, respectively. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support and maintenance and subscription revenues are recognized ratably over the support or subscription period, which ranges from one to three years. These fees are billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription-based revenues represented 5.4%, 5.0%, and 4.6% of our revenues in 2017, 2016, and 2015, respectively.
Refer to Note 2 “Summary of Significant Policies” for anticipated changes to our revenue recognition accounting policy upon adoption of Accounting Standards Update 2014-09 Revenue from Contracts with Customers effective January 1, 2018.
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
Total Direct Costs
Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include salaries, performance bonuses, signing and retention bonuses, payroll taxes, and benefits for revenue-generating professionals, as well as commissions, technology costs, product and event costs, and fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and performance-based share awards granted to our revenue-generating professionals. Compensation expense for restricted stock awards and performance-based share awards is recognized ratably using either the straight-line attribution method or the graded vesting attribution method, as appropriate, over the requisite service period, which is generally three to four years. Total direct costs also include amortization of intangible assets, primarily relating to customer contracts, certain customer relationships, and technology and software acquired in business combinations, and internally developed software costs.
Operating Expenses and Other Losses (Gains), Net
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
Segment Results
Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate office support costs, office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, as well as costs related to overall corporate management.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data. The results of operations for acquired businesses have been included in our results of operations since the date of their respective acquisition.
During the second quarter of 2017, we reorganized our internal financial reporting structure by moving our Life Sciences practice from the Education and Life Sciences segment to the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment. While our consolidated results have not been impacted, we have reclassified our historical segment information for consistent presentation.
During 2015, we wound down the businesses within our All Other operating segment, which consisted of our public sector consulting practice and our foreign consulting operations based in the Middle East. We did not generate any revenues from our All Other segment during 2016 and 2017.

	Year Ended December 31,
	2017	2016	2015
Segment and Consolidated Operating Results (in thousands):
Healthcare:
Revenues	$356,909	$424,912	$446,887
Operating income	$118,761	$147,903	$169,560
Segment operating income as a percentage of segment revenues	33.3%	34.8%	37.9%
Education:
Revenues	$167,908	$149,817	$134,009
Operating income	$40,318	$38,310	$32,246
Segment operating income as a percentage of segment revenues	24.0%	25.6%	24.1%
Business Advisory:
Revenues	$207,753	$151,543	$116,892
Operating income	$46,600	$29,382	$31,233
Segment operating income as a percentage of segment revenues	22.4%	19.4%	26.7%
All Other:
Revenues	$—	$—	$1,222
Operating loss	$—	$—	$(1,718)
Segment operating loss as a percentage of segment revenues	N/A	N/A	N/M
Total Company:
Revenues	$732,570	$726,272	$699,010
Reimbursable expenses	75,175	71,712	70,013
Total revenues and reimbursable expenses	$807,745	$797,984	$769,023
Statements of Operations reconciliation:
Segment operating income	$205,679	$215,595	$231,321
Items not allocated at the segment level:
Other operating expenses	120,718	111,852	112,164
Litigation and other losses (gains), net	1,111	(1,990)	(9,476)
Depreciation and amortization	38,213	31,499	25,135
Goodwill impairment charges (1)	253,093	—	—
Total operating income (loss)	(207,456)	74,234	103,498
Other expense, net	15,048	15,077	19,933
Income (loss) from continuing operations before taxes	(222,504)	59,157	83,565
Income tax expense (benefit)	(51,999)	19,677	21,670
Net income (loss) from continuing operations	$(170,505)	$39,480	$61,895
Earnings (loss) per share from continuing operations
Basic	$(7.95)	$1.87	$2.80
Diluted	$(7.95)	$1.84	$2.74

	Year Ended December 31,
	2017	2016	2015
Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (2):
Healthcare	778	888	1,037
Education	549	468	387
Business Advisory	809	547	397
Total	2,136	1,903	1,821
Average number of full-time billable consultants (for the period) (2):
Healthcare	796	998	1,085
Education	509	437	351
Business Advisory	740	486	334
Total	2,045	1,921	1,770
Full-time billable consultant utilization rate (3):
Healthcare	78.4%	77.1%	77.9%
Education	72.8%	70.6%	74.6%
Business Advisory	71.7%	73.1%	76.2%
Total	74.5%	74.6%	76.9%
Full-time billable consultant average billing rate per hour (4):
Healthcare	$206	$210	$217
Education	$213	$219	$216
Business Advisory (5)	$193	$208	$245
Total	$203	$212	$222
Revenue per full-time billable consultant (in thousands):
Healthcare	$295	$300	$313
Education	$291	$293	$317
Business Advisory	$268	$293	$335
Total	$284	$297	$318
Average number of full-time equivalents (for the period) (6):
Healthcare	213	203	179
Education	35	38	39
Business Advisory	20	20	12
Total	268	261	230
Revenue per full-time equivalent (in thousands):
Healthcare	$576	$614	$604
Education	$564	$572	$587
Business Advisory	$464	$453	$418
Total	$566	$596	$591

(1)
The non-cash goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

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

(5)
The Business Advisory segment includes our India Enterprise Solutions and Analytics practice, formerly known as Rittman Mead Consulting Private Limited, a business that we acquired in July 2015. The average billing rate per hour for this practice is lower than our overall average billing rate per hour for the Business Advisory segment. Absent the impact of our India Enterprise Solutions and Analytics practice, the average billing rate per hour for Business Advisory for the years ended December 31, 2017, 2016, and 2015 would have been $233, $235, and $267, respectively.

(6)
Consists of cultural transformation consultants within our Studer Group solution, which include coaches and their support staff, consultants who work variable schedules as needed by our clients, and full-time employees who provide software support and maintenance services to our clients.

N/M - Not meaningful
N/A - Not applicable

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Revenues	$732,570	$726,272	$699,010
Net income (loss) from continuing operations	$(170,505)	$39,480	$61,895
Add back:
Income tax expense (benefit)	(51,999)	19,677	21,670
Interest expense, net of interest income	18,613	16,274	18,136
Depreciation and amortization	49,145	46,639	41,923
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	(154,746)	122,070	143,624
Add back:
Restructuring charges	6,246	9,592	3,329
Litigation and other losses (gains), net	1,111	(1,990)	(9,476)
Goodwill impairment charges	253,093	—	—
Other non-operating expense (income)	(696)	—	—
Foreign currency transaction losses (gains), net	(434)	(11)	1,640
Adjusted EBITDA	$104,574	$129,661	$139,117
Adjusted EBITDA as a percentage of revenues	14.3%	17.9%	19.9%

	Year Ended December 31,
	2017	2016	2015
Net income (loss) from continuing operations	$(170,505)	$39,480	$61,895
Weighted average shares - diluted	21,439	21,424	22,600
Diluted earnings (loss) per share from continuing operations	$(7.95)	$1.84	$2.74
Add back:
Amortization of intangible assets	35,027	33,108	28,696
Restructuring charges	6,246	9,592	3,329
Litigation and other losses (gains), net	1,111	(1,990)	(9,476)
Goodwill impairment charges	253,093	—	—
Non-cash interest on convertible notes	7,851	7,488	7,141
Other non-operating income, net	(696)	—	—
Tax effect	(91,557)	(18,942)	(11,698)
Tax expense related to the enactment of Tax Cuts and Jobs Act of 2017	8,762	—	—
Tax benefit related to "check-the-box" election	(2,728)	—	(12,336)
Total adjustments, net of tax	217,109	29,256	5,656
Adjusted net income from continuing operations	$46,604	$68,736	$67,551
Adjusted weighted average shares - diluted	21,627	21,424	22,600
Adjusted diluted earnings per share from continuing operations	$2.15	$3.21	$2.99
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
Litigation and other losses (gains), net: We have excluded the effects of remeasurement losses and gains related to contingent acquisition liabilities and a litigation gain recorded in 2015 to permit comparability with periods that were not impacted by these items.
Goodwill impairment charges: We have excluded the effect of the goodwill impairment charges that occurred in 2017 as these are infrequent events and their exclusion permits comparability with periods that were not impacted by such charges.
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
Other non-operating income, net: We have excluded the effect of other non-operating income and expense items as they are infrequent, management believes that these items are not indicative of the ongoing performance of our business, and their exclusion permits comparability with periods that were not impacted by such items. The other non-operating income, net for 2017 is primarily attributable to a $0.9 million gain on the sale of Life Sciences C&O, partially offset by a $0.3 million remeasurement loss recorded on a promissory note that was amended in the fourth quarter of 2017.
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
Tax expense related to the enactment of Tax Cuts and Jobs Act of 2017 ("2017 Tax Reform"): We have excluded the impact of the 2017 Tax Reform, which was enacted in the fourth quarter of 2017, and is primarily due to the remeasurement of net deferred tax balances at the lower federal income tax rate, additional one-time income tax expense related to the transition tax on accumulated foreign earnings, and withholding tax on outside basis differences due to our change in assertion for permanent reinvestment. The exclusion of the 2017 Tax Reform permits comparability with prior periods. Refer to Note 16 "Income Taxes" within the notes to the consolidated financial statements for additional information on the impact of the 2017 Tax Reform.
Tax benefit related to "check-the-box" election: We have excluded the effects of our "check-the-box" elections to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes. In 2017, we recognized a previously unrecognized tax benefit from our "check-the-box" election made in 2014 due to the expiration of statute of limitations. In 2015, we made a "check-the-box" election to treat two of our wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes. The exclusion of these discrete tax benefits permits comparability with periods that were not impacted by these items. Refer to Note 16 “Income Taxes” within the notes to the consolidated financial statements for additional information on our "check-the-box" elections.
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
Adjusted weighted average shares - diluted: As we reported a net loss for the year ended December 31, 2017, GAAP diluted weighted average shares outstanding equals the basic weighted average shares outstanding for that period. For the year ended December 31, 2017, the non-GAAP adjustments described above resulted in adjusted net income from continuing operations. Therefore, we included the dilutive common stock equivalents in the calculation of adjusted diluted weighted average shares outstanding for that period.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
Revenues increased $6.3 million, or 0.9%, to $732.6 million for the year ended December 31, 2017, from $726.3 million for the year ended December 31, 2016. Revenues for 2017 included $43.9 million from our acquisitions of Innosight and Pope Woodhead, which were completed in the first quarter of 2017, and $13.9 million of incremental revenues due to the full year impact of our acquisitions of MyRounding and HSM Consulting, which were completed in the first and third quarters of 2016, respectively. Revenues for 2017 also included a full period impact of our acquisition of the U.S. assets of ADI Strategies and revenues from our acquisition of the international assets of ADI Strategies. These acquisitions were completed in May 2016 and April 2017, respectively, and have since been fully integrated into the Business Advisory segment.
Of the overall $6.3 million increase in revenues, $10.6 million was attributable to our full-time billable consultants, partially offset by a $4.3 million decrease in revenues attributable to our full-time equivalents.
The increase in full-time billable consultant revenues was driven by an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate. As discussed below in Segment Results, this increase in full-time billable consultant revenues reflected our acquisitions of Innosight and Pope Woodhead, as well as strengthened demand for services in our Business Advisory and Education segments, partially offset by decreased demand for services in our Healthcare segment.
The decrease in full-time equivalent revenues was primarily attributable to a decrease in the revenue from our Studer Group solution within our Healthcare segment as discussed below in Segment Results.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $13.0 million, or 2.9%, to $465.7 million for the year ended December 31, 2017 from $452.7 million for the year ended December 31, 2016. The overall $13.0 million increase in direct costs primarily related to a $17.5 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount from acquisitions and our continued investment in revenue-generating consultants in our cloud-based enterprise resource planning (ERP) implementation practices, partially offset by a decrease in salaries and related expenses in our Healthcare segment as a result of headcount reductions. Additional increases in direct costs included a $3.3 million increase in contractor expense and a $2.7 million increase in signing and retention bonus expense for our revenue-generating professionals. All of these increases were partially offset by a $5.6 million decrease in performance bonus expense for our revenue-generating professionals, a $4.0 million decrease in intangible asset amortization expense, and a $1.2 million decrease in share-based compensation expense for our revenue-generating professionals. As a percentage of revenues, our total direct costs increased to 63.6% during 2017 compared to 62.3% during 2016, primarily due to the items described above.
Total direct costs for the year ended December 31, 2017 included $10.9 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $15.1 million of amortization expense in 2016. The $4.2 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization, and the customer contracts acquired as part of our acquisition of the U.S. assets of ADI Strategies which were fully amortized in 2016, partially offset by the amortization of intangible assets acquired in the acquisitions of Innosight and HSM Consulting. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Gains, Net
Selling, general and administrative expenses increased $15.2 million, or 9.5%, to $175.4 million for the year ended December 31, 2017, compared to $160.2 million for the year ended December 31, 2016. Selling, general and administrative expenses for 2017 included $14.5 million from Innosight and Pope Woodhead. The overall increase of $15.2 million was primarily related to a $10.4 million increase in salaries and related expenses for our support personnel; a $2.7 million increase in facilities and other office-related expenses; a $2.0 million increase in travel related costs, largely related to the operations of our aircraft purchased in connection with our Innosight acquisition; a $1.4 million increase in third-party consulting expenses; a $1.0 million increase in promotion and sponsorship expenses; and a $0.9 million increase in signing and retention bonus expense for our support personnel. These increases were partially offset by a $2.6 million decrease in performance bonus expenses for our support personnel, a $1.1 million decrease in legal expenses, and a $1.0 million decrease in share-based compensation expense for our support personnel. As a percentage of revenues, selling, general and administrative expenses increased to 23.9% during 2017 compared to 22.1% during 2016, primarily due to the items described above.
Restructuring charges for the year ended December 31, 2017 totaled $6.2 million, compared to $9.6 million for the year ended December 31, 2016. The $6.2 million of restructuring charges in 2017 included $3.7 million related to workforce reductions to better align resources with market demand, of which $2.1 million related to our Healthcare segment, $1.1 million related to our Business Advisory segment, and $0.4 million related to our corporate operations. The overall $6.2 million of restructuring charges also included $2.4 million of office space reductions, which primarily consisted of the accrual of remaining lease obligations, net of estimated sublease income, due to relocating our San Francisco office to a smaller space and consolidating our Chicago and New York offices, and accelerated depreciation on leasehold improvements in our San Francisco office. The $9.6 million of restructuring charges in 2016 primarily consisted of $7.3 million related to workforce reductions, of which $5.8 million related to our Healthcare segment and $0.6 million related to our Business Advisory segment, both to better align resources with market demand, and $0.9 million related to our corporate operations primarily to adjust our infrastructure to align with our Legal divestiture. The $9.6 million of restructuring charges also included $1.5 million related to updated lease accrual assumptions, primarily for our Washington, D.C. space vacated in the fourth quarter of 2014, and $0.8 million related to the wind down of our foreign operations based in the Middle East and other exit costs. See Note 10 “Restructuring Charges” within the notes to our consolidated financial statements for further discussion of our restructuring expenses.
Other gains (losses), net totaled a net loss of $1.1 million for the year ended December 31, 2017, compared to a net gain of $2.0 million for the year ended December 31, 2016. The net loss in 2017 and the net gain in 2016 represent the changes in the estimated fair values of our liabilities for contingent consideration related to business acquisitions. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 12 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense increased $6.7 million, or 21.3%, to $38.2 million for the year ended December 31, 2017, from $31.5 million for the year ended December 31, 2016. The increase was primarily attributable to amortization expense for intangible assets acquired in the Innosight, Pope Woodhead, and ADI Strategies acquisitions, and an increase in amortization expense for a customer-related intangible asset acquired in the Studer Group acquisition. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
During 2017, we recorded $253.1 million of non-cash goodwill impairment charges. Of the $253.1 million, $208.1 million related to our Healthcare reporting unit and $45.0 million related to our Enterprise Solutions and Analytics reporting unit which is included in our Business Advisory segment. These charges are non-cash in nature and do not affect our liquidity or debt covenants. See the "Critical Accounting Policies" section below and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for further discussion of these charges.
Operating Income (Loss)
Operating income decreased $281.7 million, to a loss of $207.5 million for the year ended December 31, 2017, from income of $74.2 million for the year ended December 31, 2016. The decrease is primarily attributable to the $253.1 million non-cash pretax goodwill impairment charges recorded in 2017. See the "Critical Accounting Policies" section below and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about the non-cash goodwill impairment charges. Operating margin, which is defined as operating income (loss) expressed as a percentage of revenues, decreased to (28.3)% in 2017 compared to 10.2% in 2016. The decrease in operating margin was primarily attributable to the goodwill impairment charges, as well as increases in salaries and related expenses for both our revenue-generating professionals and support personnel.

Other Expense, Net
Total other expense, net decreased slightly to $15.0 million for the year ended December 31, 2017, from $15.1 million for the year ended December 31, 2016. The decrease was primarily attributable to a $2.4 million gain on the market value of our investments that are used to fund our deferred compensation liability, compared to a $1.2 million gain in 2016, as well as a $0.9 million gain on the sale of our Life Sciences Compliance and Operations solution ("LS C&O") within our Business Advisory segment in the second quarter of 2017, and a $0.4 million increase in foreign currency transaction gains. These decreases were largely offset by a $2.3 million increase in interest expense, net of interest income due to higher levels of borrowings and higher interest rates under our credit facility during 2017 compared to 2016. See Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the sale of LS C&O.
Income Tax Expense
For the year ended December 31, 2017, our effective tax rate was 23.4% as we recognized income tax benefit from continuing operations of $52.0 million on a loss from continuing operations of $222.5 million. For the year ended December 31, 2016, our effective tax rate was 33.3% as we recognized income tax expense from continuing operations of $19.7 million on income from continuing operations of $59.2 million. The effective tax rate for 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the $65.0 million non-deductible portion of the goodwill impairment charges related to the Healthcare and Enterprise Solutions and Analytics reporting units recorded in 2017; $8.8 million of discrete income tax expense related to the enactment of the 2017 Tax Reform in the fourth quarter of 2017; and $1.8 million of discrete tax expense for share-based compensation related to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. Refer to Note 2 "Summary of Significant Accounting Policies" for additional information on the adoption of ASU 2016-09. These unfavorable discrete items were partially offset by a $2.7 million tax benefit recorded in the third quarter of 2017 related to a previously unrecognized tax benefit from our 2014 "check-the-box" election.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“2017 Tax Reform”), a tax reform bill which, among other items, reduces the current corporate federal income tax rate from 35% to 21% and moves from a worldwide tax system to a territorial system. The rate reduction is effective January 1, 2018. As a result of the enactment of the legislation in 2017, we have estimated the remeasurement of our net deferred taxes based on the new lower tax rate, as well as provided for additional one-time income tax expense estimates primarily related to the transition tax on accumulated foreign earnings and elimination of foreign tax credits for dividends that are subject to the 100 percent exemption in our consolidated financial statements as of and for the year ended December 31, 2017. Our provisional analysis resulted in $8.8 million of additional income tax expense for the year ended December 31, 2017. Of the $8.8 million, $7.9 million related to the remeasurement of our deferred tax balances at the lower federal income tax rate; $0.6 million related to the transition tax on accumulated foreign earnings, net of applicable foreign tax credits; and $0.3 million related to withholding tax on outside basis differences due to our change in assertion for permanent reinvestment. The impacts on our financial statements as a result of 2017 Tax Reform are considered preliminary and are based on the information that is currently available. These provisional results may be subject to future adjustments as additional analysis is anticipated based on technical corrections and regulatory interpretations to come. We expect to finalize the analysis as soon as practicable, but, in accordance with Staff Accounting Bulletin (“SAB”) No. 118, which was issued as a result of 2017 Tax Reform, not later than one year from the enactment date. Any changes to our provisional analysis will be included as an adjustment to tax expense or benefit in the period the amounts are determined.
As a result of the 2017 Tax Reform, and barring any unfavorable discrete items, we expect our 2018 effective tax rate to be lower than our historical effective tax rate, comprised of the lower 21% corporate federal income tax rate, a state blended tax rate, net of federal benefit, estimated to be between 4-8% depending on where we provide services, and any unfavorable impact due to limitations on the deductibility of executive compensation and meals and entertainment.
The effective tax rate for 2016 was lower than the statutory rate, inclusive of state income taxes, primarily due to valuation allowance reductions, certain credits and deductions, non-taxable income, and a discrete tax benefit related to share-based compensation, partially offset by non-deductible business expenses. In 2016, we released certain valuation allowances primarily related to foreign tax credits, as we expect to have sufficient foreign source income to utilize these credits before their expiration.
Net Income (Loss) from Continuing Operations
Net income from continuing operations decreased by $210.0 million, to a net loss from continuing operations of $170.5 million for the year ended December 31, 2017, compared to net income from continuing operations of $39.5 million for the year ended December 31, 2016. The decrease was primarily attributable to the $253.1 million non-cash pretax goodwill impairment charges recorded in 2017. As a result of the decrease in net income from continuing operations, diluted loss per share from continuing operations for the year ended December 31, 2017 was $7.95 compared to diluted earnings per share from continuing operations of $1.84 for 2016. The non-cash goodwill impairment charges had an $8.40 unfavorable impact on diluted earnings per share from continuing operations in 2017.

Discontinued Operations
Net income from discontinued operations for the year ended December 31, 2017 was $0.4 million and primarily related to updated lease assumptions for vacated office spaces directly related to the sale of the Huron Legal segment. Net loss from discontinued operations for the year ended December 31, 2016 was $1.9 million and primarily related to obligations for former employees, legal fees, and updated lease assumptions for vacated office spaces directly related to the sale of the Huron Legal segment. See Note 3 "Discontinued Operations" within the notes to our consolidated financial statements for additional information on our discontinued operations.
EBITDA and Adjusted EBITDA
EBITDA decreased $276.8 million, to a loss of $154.7 million for the year ended December 31, 2017, from earnings of $122.1 million for the year ended December 31, 2016. Adjusted EBITDA decreased $25.1 million, or 19.3%, to $104.6 million in 2017 from $129.7 million in 2016. The decrease in EBITDA was primarily attributable to the non-cash goodwill impairment charges of $253.1 million recorded in 2017. The decrease in adjusted EBITDA was primarily due to the decrease in segment operating income, as discussed below in Segment Results, as well as an increase in corporate expenses primarily due to our acquisitions of Innosight and Pope Woodhead.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations decreased $22.1 million, or 32.2%, to $46.6 million for the year ended December 31, 2017, compared to $68.7 million for the year ended December 31, 2016. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for 2017 was $2.15, compared to $3.21 for 2016.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $68.0 million, or 16.0%, to $356.9 million for the year ended December 31, 2017, from $424.9 million for the year ended December 31, 2016. Revenues for 2017 included $13.9 million of incremental revenues due to the full year impact of our acquisitions of MyRounding and HSM Consulting, which were completed in the first and third quarters of 2016, respectively.
For the year ended December 31, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 67.7%, 16.1%, 8.7%, and 7.5% of this segment’s revenues, respectively, compared to 68.9%, 11.6%, 13.5%, and 6.0%, respectively, in 2016.
Of the overall $68.0 million decrease in revenues, $65.5 million was attributable to a decrease in revenue from our full-time billable consultants, and $2.5 million was attributable to a decrease in revenue generated by our full-time equivalents.
The decrease in revenue attributable to our full-time billable consultants was primarily driven by decreased demand for our performance improvement solution and reflected decreases in the average number of full-time billable consultants and the average billing rate, partially offset by an increase in the consultant utilization rate. Performance-based fee revenue was $30.9 million in 2017 compared to $57.2 million in 2016. The level of performance-based fees earned may vary based on our clients' risk sharing preferences and the mix of services we provide. Performance-based fee arrangements may also cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
The decrease in full-time equivalent revenues was primarily driven by a decreased demand for our Studer Group solution and reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents in 2017 compared to 2016.
Operating Income
Healthcare segment operating income decreased $29.1 million, or 19.7%, to $118.8 million for the year ended December 31, 2017, from $147.9 million for the year ended December 31, 2016. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 33.3% in 2017 from 34.8% in 2016. The decrease in this segment’s operating margin was primarily attributable to an increase, as a percentage of revenues, in salaries and related expenses for both our support personnel and revenue-generating professionals, as well as an increase in contractor expenses, partially offset by decreases in restructuring charges, performance bonus expense for our revenue-generating professionals, and intangible asset amortization expense, all as a percentage of revenues, in 2017 compared to 2016.
The non-cash goodwill impairment charge related to our Healthcare segment discussed above within the consolidated results is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the "Critical Accounting Policies" section below and

Note 5 "Goodwill and Intangibles Assets" within the notes to our consolidated financial statements for further discussion of this charge and our most recent goodwill impairment test performed as of November 30, 2017. We will continue to evaluate goodwill for impairment during future periods. Any future significant decline in the performance of the Healthcare segment compared to our internal forecasts could result in another non-cash goodwill impairment charge.
Education
Revenues
Education segment revenues increased $18.1 million, or 12.1%, to $167.9 million for the year ended December 31, 2017, from $149.8 million for the year ended December 31, 2016.
For the year ended December 31, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 16.6%, 77.5%, 0.2%, and 5.7% of this segment’s revenues, respectively, compared to 14.4%, 78.9%, 0.7%, and 6.0%, respectively, during 2016.
Of the overall $18.1 million increase in revenues, $20.0 million was attributable to an increase in revenue generated by our full-time billable consultants, partially offset by a $1.9 million decrease in revenue generated by our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the average number of full-time billable consultants and the consultant utilization rate, partially offset by a decrease in the average billing rate. The decrease in revenue from our full-time equivalents reflected decreases in the average number of full-time equivalents and revenue per full-time equivalent in 2017 compared to 2016.
Operating Income
Education segment operating income increased $2.0 million, or 5.2%, to $40.3 million for the year ended December 31, 2017, from $38.3 million for the year ended December 31, 2016. The Education segment operating margin decreased to 24.0% for 2017 from 25.6% for 2016. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by our continued investment in revenue-generating consultants in our cloud-based enterprise resource planning (ERP) implementation practices, and performance bonus expenses for our revenue-generating professionals, all as a percentage of revenues, partially offset by a decrease in project costs.
Business Advisory
Revenues
Business Advisory segment revenues increased $56.2 million, or 37.1%, to $207.8 million for the year ended December 31, 2017, from $151.5 million for the year ended December 31, 2016. Revenues for 2017 included $43.9 million from our acquisitions of Innosight and Pope Woodhead, which were completed in the first quarter of 2017. Revenues for 2017 also included a full period impact of our acquisition of the U.S. assets of ADI Strategies and revenues from our acquisition of the international assets of ADI Strategies. These acquisitions were completed in May 2016 and April 2017, respectively, and have since been fully integrated into the Business Advisory segment.
For the year ended December 31, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based engagements, and software support and maintenance and subscription arrangements represented 34.8%, 61.4%, 2.1%, and 1.7% of this segment's revenues, respectively, compared to 19.8%, 74.6%, 4.1%, and 1.5%, respectively, in 2016. Performance-based fee revenue for the year ended December 31, 2017 was $4.5 million compared to $6.2 million in 2016. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
The overall $56.2 million increase in revenues was primarily attributable to an increase in revenue generated by our full-time billable consultants. The increase in revenue from our full-time billable consultants was primarily driven by our acquisitions of Innosight, ADI Strategies, and Pope Woodhead, and reflected an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate.
Operating Income
Business Advisory segment operating income increased by $17.2 million, or 58.6%, to $46.6 million for the year ended December 31, 2017, compared to $29.4 million for the year ended December 31, 2016. Segment operating margin increased to 22.4% for 2017 from 19.4% for 2016. The increase in this segment’s operating margin was primarily attributable to decreases in performance bonus expense and share-based compensation for our revenue-generating professionals, as well as a decrease in contractor expense. These increases to operating margin were partially offset by increases in salaries and related expenses for our revenue-generating professionals; travel related costs, largely related to the operations of our aircraft purchased in connection with our Innosight acquisition; third-party consulting expenses; and signing and retention bonus expense for our revenue-generating professionals, all as a percentage of revenues.
While the Business Advisory segment's revenues and operating income increased year-over-year, the Enterprise Solutions and Analytics practice within this segment experienced a decline in revenues and operating income in the fourth quarter of 2017 compared to the third quarter of 2017. During the first three quarters of 2017, the performance of Enterprise Solutions and Analytics continued to reasonably meet our expectations. However, both revenues and operating margin during the fourth quarter of 2017 fell short of our expectations resulting in a reduction in workforce within the reporting unit during that quarter. As a result, our goodwill impairment test conducted as of November 30, 2017, indicated that the fair value of the Enterprise Solutions and Analytics reporting unit no longer exceeded its carrying value, and we recorded a $45.0 million non-cash pretax goodwill impairment charge to write off the entire carrying value of this reporting unit's goodwill.
This non-cash goodwill impairment charge is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the "Critical Accounting Policies" section below and Note 5 "Goodwill and Intangibles Assets" within the notes to our consolidated financial statements for further discussion of this charge.
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
The increase in full-time billable consultant revenues was driven by an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate. As discussed below in Segment Results, this increase in revenue reflected our acquisitions and strengthened demand for our services in the Education and Business Advisory segments. These increases to revenue were partially offset by lower revenues from full-time billable consultants in our Healthcare segment, which was largely driven by decreases in revenue in our revenue cycle and cost and clinical solutions.
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
Restructuring charges for the year ended December 31, 2016 totaled $9.6 million, compared to $3.3 million for the year ended December 31, 2015. The $9.6 million of restructuring charges in 2016 primarily consisted of $7.3 million related to workforce reductions, of which $5.8 million related to our Healthcare segment and $0.6 million related to our Business Advisory segment, both to better align resources with market demand, and $0.9 million related to our corporate operations primarily to adjust our infrastructure to align with our Legal divestiture. The $9.6 million of restructuring charges also included $1.5 million related to updated lease accrual assumptions, primarily for our Washington, D.C. space vacated in the fourth quarter of 2014, and $0.3 million related to the wind down of our foreign operations based in the Middle East. The charges in 2015 consisted of $2.8 million related to workforce reductions to better align our resources with market demand and $0.5 million related to office exit costs primarily related to updated assumptions for the lease accrual of the Washington, D.C. space vacated in the fourth quarter of 2014. Of the overall $3.3 million pretax charge for 2015, $1.2 million related to our Healthcare segment, $1.1 million related to our All Other segment as we wound down our public sector consulting practice and our foreign consulting operations based in the Middle East, and $1.0 million related to our corporate operations. See Note 10 “Restructuring Charges” within the notes to our consolidated financial statements for further discussion of our restructuring expenses.
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
EBITDA and Adjusted EBITDA
EBITDA decreased $21.6 million, or 15.0%, to $122.1 million for the year ended December 31, 2016, from $143.6 million for the year ended December 31, 2015. Adjusted EBITDA decreased $9.5 million, or 6.8%, to $129.7 million in 2016 from $139.1 million in 2015. The decrease in EBITDA was primarily due to the decrease in segment operating income, as discussed below in Segment Results, and the decrease in litigation and other gains. The decrease in Adjusted EBITDA was primarily due to the decrease in segment operating income, exclusive of restructuring charges.
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
For the year ended December 31, 2016, revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 68.9%, 11.6%, 13.5%, and 6.0% of this segment’s revenues, respectively, compared to 75.7%, 7.2%, 11.7%, and 5.4%, respectively, in 2015.
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
Education
Revenues
Education segment revenues increased $15.8 million, or 11.8%, to $149.8 million for the year ended December 31, 2016, from $134.0 million for the year ended December 31, 2015. Revenues from fixed-fee engagements, time-and-expense engagements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 14.4%, 78.9%, 0.7%, and 6.0% of this segment’s revenues, respectively, during 2016, compared to 24.8%, 68.9%, 0.4%, and 5.9% of this segment's revenues, respectively, during 2015.
Of the overall $15.8 million increase in revenues, $16.8 million was attributable to an increase in revenue generated by our full-time billable consultants, partially offset by a $1.0 million decrease in revenue attributable to our full-time equivalents. The overall increase in revenues was driven by strong demand across all practices within this segment. The increase in revenues from our full-time billable consultants reflected increases in the average number of full-time billable consultants and the average billing rate, partially offset by a decrease in the consultant utilization rate in 2016 compared to 2015. The decrease in revenue from our full-time equivalents reflected decreases in the average number of full-time equivalents and revenue per full-time equivalent in 2016 compared to 2015.
Operating Income
Education segment operating income increased $6.1 million, or 18.8%, to $38.3 million for the year ended December 31, 2016, from $32.2 million for the year ended December 31, 2015. The Education segment operating margin increased to 25.6% for 2016 from 24.1% for 2015. The increase in this segment’s operating margin was primarily attributable to decreases in project costs, contractor expense, and bonus expense for our revenue-generating professionals, partially offset by an increase in salaries and related expenses for our revenue-generating professionals.
Business Advisory
Revenues
Business Advisory segment revenues increased $34.7 million, or 29.6%, to $151.5 million for the year ended December 31, 2016, from $116.9 million for the year ended December 31, 2015. Revenues for 2016 included $24.2 million from our acquisitions of ADI Strategies, which was completed during 2016, and $8.6 million of incremental revenues due to the full year impact in 2016 of our acquisitions of Cloud62 and Rittman Mead India, which were completed in 2015.
Revenues from fixed-fee engagements, time-and-expense engagements, performance-based engagements, and software support and maintenance and subscription arrangements represented 19.8%, 74.6%, 4.1%, and 1.5% of this segment's revenues, respectively, during 2016 compared to 28.2%, 64.6%, 6.9%, and 0.3%, respectively, in 2015. Performance-based fee revenue for the year ended December 31, 2016 was $6.2 million, of which $5.3 million was generated by Huron Transaction Advisory LLC, our registered broker-dealer. Performance-based fee revenue for the year ended December 31, 2015 was $8.0 million, of which $5.2 million was generated by Huron Transaction Advisory LLC. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide. Performance-based fee arrangements may cause significant variations in revenues, operating results, and average billing rates due to our level of execution and the timing of achievement of the performance-based criteria.
Of the overall $34.7 million increase in revenues, $30.5 million was attributable to an increase in revenue generated by our full-time billable consultants and $4.2 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate in 2016 compared to 2015. The increase in the average number of full-time billable consultants was primarily the result of our acquisitions of ADI Strategies and Cloud62. The increase in revenue from our full-time equivalents reflected increases in both the average number of full-time equivalents and revenue per full-time equivalent in 2016 compared to 2015.

Operating Income
Business Advisory segment operating income decreased by $1.9 million, or 5.9%, to $29.4 million for the year ended December 31, 2016, compared to $31.2 million for the year ended December 31, 2015. Segment operating margin decreased to 19.4% for 2016 from 26.7% for 2015. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, as well as increases in contractor expenses and intangible asset amortization expense as a percentage of revenues. These decreases in margin were partially offset by revenue growth that outpaced the increase in performance bonus expense for our revenue-generating professionals. The overall decrease in this segment's operating margin reflects an increase in the Enterprise Solutions and Analytics practice revenue as a percentage of this segment's total revenue, as the recent growth of this practice, which has lower operating margins, outpaced the growth of the legacy Business Advisory and Life Sciences practices.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $16.9 million, $17.0 million, and $58.4 million at December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$99,795	$129,243	$167,855
Net cash used in investing activities	(128,948)	(86,636)	(272,158)
Net cash provided by (used in) financing activities	28,821	(84,095)	(93,543)
Effect of exchange rate changes on cash	214	78	(589)
Net decrease in cash and cash equivalents	$(118)	$(41,410)	$(198,435)
Operating Activities
Net cash provided by operating activities totaled $99.8 million, $129.2 million, and $167.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The decrease in cash provided by operations in 2017 compared to 2016 was primarily attributable to lower net income, the collection of a $10.0 million settlement receivable in the first quarter of 2016, and a decrease in cash collections from clients, partially offset by decreased vendor and tax payments in 2017 compared to 2016.
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
Investing Activities
Net cash used in investing activities was $128.9 million, $86.6 million, and $272.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The use of cash in 2017 primarily consisted of $106.9 million for purchases of businesses and $24.4 million for purchases of property and equipment, primarily related to leasehold improvements and purchase of furniture and fixtures for new office spaces in certain locations.
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

We estimate that cash utilized for purchases of property and equipment and software in 2018 will be approximately $15 million, primarily consisting of information technology related equipment to support our corporate infrastructure, software development costs, and leasehold improvements.
Financing Activities
Net cash provided by financing activities was $28.8 million for the year ended December 31, 2017. During 2017, we borrowed $277.5 million under our credit facility, primarily to fund our acquisitions of Innosight and Pope Woodhead and our annual performance bonus payment, and made repayments on our credit facility of $240.7 million.
Net cash used in financing activities was $84.1 million for the year ended December 31, 2016. During 2016, we borrowed $200.0 million under our credit facility, primarily to fund the acquisitions of HSM Consulting and ADI Strategies and our annual performance bonus payment, and we made repayments on our credit facility of $224.0 million. We also repurchased and retired $55.3 million of our common stock under our Share Repurchase Program, as discussed below.
Net cash used in financing activities was $93.5 million for the year ended December 31, 2015. During 2015, we borrowed $314.0 million under our credit facility, including $102.0 million for the Studer Group acquisition, made repayments on our credit facility of $365.8 million, and repurchased and retired $34.6 million of our common stock under our Share Repurchase Program.
Share Repurchase Program
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2018 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. In 2015, we repurchased and retired 583,880 shares for $34.6 million, and in 2016, we repurchased and retired 982,192 shares for $55.3 million. No shares were repurchased under this program in 2017. As of December 31, 2017, $35.1 million remains available for share repurchases.
Financing Arrangements
At December 31, 2017, we had $250 million principal amount of our 1.25% convertible senior notes outstanding, $105.0 million outstanding under our senior secured credit facility, and $4.9 million outstanding under a promissory note, as discussed below.
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
For further information, see Note 7 “Financing Arrangements” within the notes to our consolidated financial statements. For a discussion of certain risks and uncertainties related to the Convertible Notes, see Part I—Item 1A. "Risk Factors.”
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
Amounts borrowed under the Amended Credit Agreement may be prepaid at any time without premium or penalty. We are required to prepay the amounts outstanding under the Amended Credit Agreement in certain circumstances, including a requirement to pay all amounts outstanding 90 days prior to the Convertible Indebtedness Maturity Date (as defined in the Amended Credit Agreement) unless (1) the Convertible Indebtedness Maturity Date is waived or extended to a later date, (2) the Company can demonstrate (a) Liquidity (as defined in the Amended Credit Agreement) in an amount at least equal to the principal amount due on the Convertible Indebtedness Maturity Date, and (b) financial covenant compliance after giving effect to such payments and any additional indebtedness incurred on a pro forma basis, or (3) this requirement is waived by the Required Lenders (as defined in the Amended Credit Agreement). In addition, we have the right to permanently reduce or terminate the unused portion of the commitments provided under the Amended Credit Agreement at any time.
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.25 to 1.00 to 3.75 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back, among other items, share-based compensation costs, non-cash goodwill impairment charges, non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At December 31, 2017, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.02 to 1.00 and a Consolidated Interest Coverage Ratio of 12.43 to 1.00.
The Amended Credit Agreement contains restricted payment provisions, including a potential limit on the amount of dividends and share repurchases we may make. Pursuant to the terms of the Amended Credit Agreement, if our Consolidated Leverage Ratio is greater than 3.00, the amount of dividends, share repurchases, and other Restricted Payments (as defined in the Amended Credit Agreement) we may make is limited to an amount up to $50 million plus 50% of cumulative consolidated net income (as defined in the Amended Credit Agreement) from the closing date of the Amended Credit Agreement plus 50% of the net cash proceeds from equity issuances after the closing date of the Amended Credit Agreement.
Borrowings outstanding under the Amended Credit Agreement at December 31, 2017 totaled $105.0 million. These borrowings carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap in effect as of December 31, 2017 and described in Note 11 “Derivative Instruments and Hedging Activity" within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2016 were $68.0 million and carried a weighted average interest rate of 2.5%, including the impact of the interest rate swap in effect as of December 31, 2016. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2017, we had outstanding letters of credit totaling $1.9 million, which are primarily used as security deposits for our office facilities. As of December 31, 2017, the unused borrowing capacity under the revolving credit facility was $393.1 million.
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements. For a discussion of certain risks and uncertainties related to the Amended Credit Facility, see Part I—Item 1A. "Risk Factors.”
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million. As of December 31, 2017, the aircraft had a carrying amount of $6.5 million.
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements.

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

CONTRACTUAL OBLIGATIONS
The following table represents our significant obligations and commitments as of December 31, 2017 and the scheduled years of payments (in thousands).

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible senior notes—principal and interest (1)	$256,250	$3,125	$253,125	$—	$—
Long-term bank borrowings—principal and interest (2)	113,335	3,704	109,631	—	—
Promissory note—principal and interest (3)	5,548	656	1,302	1,290	2,300
Operating lease obligations (4)	99,960	14,739	25,710	21,707	37,804
Contingent consideration (5)	22,828	8,515	12,513	1,800	—
Purchase obligations (6)	12,533	10,442	2,091	—	—
Transition tax on accumulated foreign earnings (7)	604	48	97	97	362
Deferred compensation (8)	17,678
Uncertain tax positions (9)	813
Total contractual obligations	$529,549	$41,229	$404,469	$24,894	$40,466

(1)
In September 2014, we issued $250 million principal of 1.25% convertible senior notes due 2019. We will pay cash interest on the outstanding notes at an annual rate of 1.25% semi-annually on April 1 and October 1 of each year until October 1, 2019, at which time we will repay any accrued and unpaid interest and the principal amount of all outstanding notes.

(2)
The interest payments on long-term bank borrowings are estimated based on the principal amount outstanding and the interest rate in effect as of December 31, 2017. Actual future interest payments will differ due to changes in our borrowings outstanding and the interest rate on those borrowings, as the interest rate varies based on the fluctuations in the variable base rates and the spread we pay over those base rates pursuant to the Amended Credit Agreement. Refer to “Liquidity and Capital Resources” and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for more information on our outstanding borrowings.

(3)
The interest payments on the promissory note are estimated based on the principal amount outstanding, scheduled principal payments, and the interest rate in effect as of December 31, 2017. Actual future interest payments may differ due to changes in the principal amount outstanding and the interest rate on that principal amount, as the interest rate varies based on the fluctuations in the one-month LIBOR rate. Refer to “Liquidity and Capital Resources” and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for more information on the promissory note.

(4)
We lease our facilities under operating lease arrangements expiring on various dates through 2028, with various renewal options. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease.

(5)
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2017, the estimated fair value of the contingent consideration liability was $22.8 million. The maximum amount that may be paid under contingent consideration liabilities existing as of December 31, 2017 is $56.2 million.

(6)
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty.

(7)
As a result of the 2017 Tax Reform, we are required to pay a one-time transition tax on our accumulated foreign earnings as of December 31, 2017, which were primarily generated by our operations in Canada. We have the option to pay this liability in installments over the next eight years as reflected in the table above, and the payments may be offset with certain foreign tax credits.

(8)
Included in deferred compensation and other liabilities on our consolidated balance sheet as of December 31, 2017 is a $17.7 million obligation for deferred compensation. The specific payment dates for the deferred compensation are unknown; therefore, the related balances have not been reflected in the “Payments Due by Period” section of the table. This deferred compensation liability is fully funded by corresponding deferred compensation plan assets. Refer to Note 14 “Employee Benefit and Deferred Compensation Plans” within the notes to our consolidated financial statements for more information on our deferred compensation plan.

(9)
Our liabilities for uncertain tax positions are classified as non-current. We are unable to reasonably estimate the timing of future payments as it depends on examinations by taxing authorities; as such, the related balance has not been reflected in the “Payments Due by Period” section of the table.

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
Refer to Note 2 “Summary of Significant Policies” for anticipated changes to our revenue recognition accounting policy upon adoption of Accounting Standards Update 2014-09 Revenue from Contracts with Customers effective January 1, 2018.
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
Carrying Values of Goodwill and Other Intangibles Assets
We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. At the time of our November 30, 2017 annual goodwill impairment test, we had six reporting units with goodwill balances: Healthcare, Education, Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences. The Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences reporting units make up our Business Advisory operating segment.
Under GAAP, we have the option to first assess qualitative factors to determine whether the existence of current events or circumstances would lead to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying value. If we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying value, no further testing is necessary. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge is recorded in an amount equal to that difference with the loss not to exceed the total amount of goodwill allocated to the reporting unit.
We have the option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test.
For reporting units where we perform the quantitative test, we determine the fair value using a combination of the income approach and the market approach. For a company such as ours, the income and market approaches will generally provide the most reliable indications of fair value because the value of such companies is dependent on their ability to generate earnings.
The following is a discussion of our goodwill impairment tests performed during 2017.
Second Quarter 2017 Goodwill Reallocation
In the second quarter of 2017, we reorganized our internal financial reporting structure, which management uses to assess performance and allocate resources, by moving our Life Sciences practice from the Education and Life Sciences reporting unit and segment to its own reporting unit within the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment.
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
In conjunction with the goodwill reallocation, we performed a goodwill impairment test for the goodwill balances within our Education reporting unit and Life Sciences reporting unit as of June 1, 2017. Based on the results of the goodwill impairment test, we determined that the fair values of our Education reporting unit and Life Sciences reporting unit exceeded their carrying values. As such, we concluded there was no indication of goodwill impairment for either reporting unit at that time.
Second Quarter 2017 Goodwill Impairment Analysis
During the second quarter of 2017, we performed a goodwill impairment analysis for our Healthcare reporting unit as our Healthcare business had experienced a prolonged period of declining revenues, primarily driven by softness in our revenue cycle offering within our performance improvement solution. This softness was attributable to decreased demand for our services, the winding down of some of our larger projects, and a trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives have been undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, and workforce reductions to better align resources with market demand. While the initiatives undertaken to improve the financial performance of our Healthcare segment began yielding some positive impacts, hospitals and health systems continued to face regulatory and funding uncertainty; therefore, we remained cautious about near-term growth. As we had previously disclosed in prior quarters, if the financial performance of our Healthcare segment continued to decline and did not meet our expectations, we could be required to perform an interim impairment analysis with respect to our carrying value of goodwill for the Healthcare reporting unit prior to our usual annual test. Based on forecasts prepared in the second quarter of 2017 in connection with our quarterly forecasting cycle, we determined that the likely time frame to improve the financial results of this segment would take longer than originally anticipated. As such, we concluded, during the second quarter of 2017, that the fair value of the Healthcare reporting unit may have no longer exceeded its carrying value. In connection with the preparation of our financial statements for the quarter ended June 30, 2017, we performed an interim impairment test on the Healthcare reporting unit.
Our interim goodwill impairment test indicated that the fair value of the Healthcare reporting was lower than its carrying value, which resulted in an impairment charge for the difference. To estimate the fair value of the Healthcare reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the estimated fair value of the Healthcare reporting unit, we recorded a $208.1 million non-cash pretax goodwill impairment charge to reduce the carrying value of goodwill in our Healthcare reporting unit. Refer to Note 5 “Goodwill and Intangible Assets" within the notes to the consolidated financial statements for additional information on our interim goodwill impairment analysis.
2017 Annual Goodwill Impairment Analysis
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2017 on our six reporting units with goodwill balances: Healthcare, Education, Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences. We elected to bypass the qualitative assessment and proceeded directly to the quantitative goodwill impairment test.

For each reporting unit, we reviewed goodwill for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. In estimating the fair value of each reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the results of the goodwill impairment test, we determined that the fair value of the Healthcare, Education, Business Advisory, Strategy and Innovation, and Life Sciences reporting units exceeded their carrying value by 40%, 120%, 115%, 33%, and 14%, respectively. As such, we concluded that there was no indication of goodwill impairment for these five reporting units. However, the results of the quantitative impairment test indicated that the fair value of the Enterprise Solutions and Analytics reporting unit did not exceed its carrying value. Based on the estimated fair value of the Enterprise Solutions and Analytics reporting unit, we recorded a $45.0 million non-cash pretax charge to reduce the carrying value of this reporting unit's goodwill to zero.
Our Enterprise Solutions and Analytics reporting unit was established with the acquisition of Blue Stone International, LLC in 2013. Since that time, we completed five additional business acquisitions within the reporting unit, most recently the acquisitions of the U.S. assets and international assets of ADI Strategies in May 2016 and April 2017, respectively. We record the assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, at their estimated fair values as of the acquisition date, and goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net assets acquired. Therefore, the initial accounting for an acquisition results in its fair value equaling its carrying value. As we have previously disclosed in prior quarters, due to this reporting unit’s relatively low headroom, in the event that the financial performance of the reporting unit did not meet our expectations during 2017, we could be required to take a non-cash impairment charge as a result of any goodwill impairment test. During the first three quarters of 2017, the performance of Enterprise Solutions and Analytics continued to reasonably meet our expectations. However, both revenues and operating margin during the fourth quarter of 2017 fell short of our expectations resulting in a reduction in workforce within the reporting unit during that quarter. Further, in connection with our annual budget process for 2018, which coincided with our annual goodwill impairment test during the fourth quarter of 2017, we determined that the reporting unit's expected future revenue growth rates and operating margin would be lower than previously anticipated for this reporting unit. As a result, our goodwill impairment test indicated that the fair value of the Enterprise Solutions and Analytics reporting unit no longer exceeded its carrying value, and we recorded a $45.0 million non-cash pretax charge to write off the entire carrying value of this reporting unit's goodwill.
In the income approach used to calculate the fair value of all reporting units, we utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, tax rates reflecting anticipated tax reform, and discount rates reflecting the risk inherent in future cash flows for each reporting unit. In estimating future cash flows, we relied on internally generated forecasts for each reporting unit based on historical experience, current backlog, expected market demand, and other industry information, and assumed a long-term annual revenue growth rate of 3.5% for all reporting units. Our discounted cash flow analysis assumed a weighted average cost of capital discount rate of 10.5% for the Healthcare, Education, and Life Sciences reporting units, 14.5% for the Business Advisory reporting unit, 13.0% for the Enterprise Solutions and Analytics reporting unit, and 15.0% for the Strategy and Innovation reporting unit.
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
Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not a non-cash goodwill impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in additional non-cash goodwill impairment charges.
The Life Sciences reporting unit has also been established primarily through recent business acquisitions: The Frankel Group Associates LLC in January 2014 and Pope Woodhead in January 2017. As discussed above, goodwill is recorded for such business acquisitions as the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, resulting in the fair value equaling the carrying value at the acquisition date. Based on the results of our annual goodwill impairment test as of November 30, 2017, the Life Sciences reporting unit's fair value exceeded its carrying value by 14%. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. In the event that the financial performance of the reporting unit does not meet our expectations during 2018, we may be required to perform an interim impairment analysis with respect to the carrying value of goodwill for this reporting unit prior to our annual test, and based on the outcome of that analysis, could be required to take a non-cash goodwill impairment charge as a result of any such test.

The table below presents, based on the goodwill impairment test performed as of November 30, 2017, the decrease in the fair value of our reporting units given a 100 basis point increase in the assumed discount rate or a 100 basis point decrease in the assumed long-term annual revenue growth rate. The table below excludes the Enterprise Solutions and Analytics reporting unit as its carrying value of goodwill was reduced to zero as a result of our 2017 annual goodwill impairment test and an increase in the assumed discount rate or a decrease in the assumed long-term growth rate would not result in a change to the non-cash impairment charge.

	Discount rate increased by 100 bps	Long-term growth rate decreased by 100 bps
Healthcare:
Decrease in fair value	$(46,700)	$(32,600)
Percentage by which fair value exceeds carrying value	31%	33%
Education:
Decrease in fair value	$(16,900)	$(12,600)
Percentage by which fair value exceeds carrying value	106%	110%
Business Advisory:
Decrease in fair value	$(2,200)	$(1,400)
Percentage by which fair value exceeds carrying value	107%	110%
Strategy and Innovation:
Decrease in fair value	$(5,500)	$(3,100)
Percentage by which fair value exceeds carrying value	27%	30%
Life Sciences
Decrease in fair value	$(2,100)	$(1,400)
Percentage by which fair value exceeds carrying value	4%	7%
The carrying values of goodwill for each of our reporting units as of December 31, 2017 are as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$428,729
Education	102,829
Business Advisory	16,094
Enterprise Solutions and Analytics	—
Strategy and Innovation	87,411
Life Sciences	10,687
Total	$645,750
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $72.3 million at December 31, 2017 and primarily consist of customer relationships, trade names, customer contracts, technology and software, non-competition agreements, and publishing content, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges for intangible assets were recorded in 2017.
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
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $233.1 million as of December 31, 2017, which represents the liability component of the $250 million principal balance. The estimated fair value of our Convertible Notes at December 31, 2017 was $232.6 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the year ended December 31, 2017, which was $93.031 per $100 principal amount. At December 31, 2016, the carrying value of our Convertible Notes was $224.1 million, and the estimated fair value of our Convertible Notes was $245.0 million, which was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the year ended December 31, 2016, which was $98.007 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At December 31, 2017, we had borrowings outstanding under the credit facility totaling $105.0 million that carried a weighted average interest rate of 3.7% including the impact of the interest rate swap described below. A hypothetical 100 basis point change in this interest rate would have a $0.6 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap. At December 31, 2016, our borrowings outstanding under the credit facility totaled $68.0 million and carried a weighted average interest rate of 2.5%, including the effect of the interest rate swap described below. The outstanding borrowings at December 31, 2016 were fully hedged against changes in interest rates by our interest rate swap, which had a notional amount of $68.0 million at December 31, 2016.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million and carried an interest rate of 3.2%. A hypothetical 100 basis point change in this interest rate would have a de minimis effect on our pretax income.

We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2017, the fair value of the investment was $39.9 million, with a total cost basis of $27.9 million. At December 31, 2016, the fair value of the investment was $34.7 million, with a total cost basis of $27.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Company’s Consolidated Financial Statements and supplementary data begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers, Promoters and Control Persons
The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2018 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”
Compliance with Section 16(a) of the Exchange Act
The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all of our employees, officers and directors. The Code is available on the Corporate Governance page of our investor relations website at ir.huronconsultinggroup.com. If we make any amendments to or grant any waivers from the Code which are required to be disclosed pursuant to the Securities Exchange Act of 1934, we will make such disclosures on our website.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information with respect to equity compensation plans approved by shareholders as of December 31, 2017. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders:
2004 Omnibus Stock Plan (1)	157,680	$26.70	—
2012 Omnibus Incentive Plan (2)	36,617	$39.19	1,273,361
Stock Ownership Participation Program (3)	—	$—	141,153
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	194,297	$29.06	1,414,514

(1)
Our 2004 Omnibus Stock Plan was approved by the existing shareholders prior to our initial public offering. Upon adoption of the 2012 Omnibus Incentive Plan, we terminated the 2004 Omnibus Stock Plan with respect to future awards and no further awards will be granted under this plan.

(2)
Our 2012 Omnibus Incentive Plan was approved by our shareholders at our annual meeting held on May 1, 2012. At our annual meeting held on May 2, 2014, our shareholders approved an amendment to the 2012 Omnibus Incentive Plan to increase the number of shares reserved for issuance thereunder by 850,000 shares. At our annual meeting held on May 5, 2017, our shareholders approved an amended and restated 2012 Omnibus Incentive Plan which increased the number of shares authorized for issuance by 804,000 shares.

(3)	Our Stock Ownership Participation Program was approved by our shareholders at our annual meeting held on May 1, 2015.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Other Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules—The financial statement schedules required by this item are included in the Consolidated Financial Statements and accompanying notes.

3.	Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
2.1	Purchase Agreement, dated as of December 10, 2015, by and among Huron Consulting Group Inc., Huron Consulting Services LLC, Huron Consulting Group Holdings LLC, and Consilio, Inc.			8-K		2.1	1/7/2016
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.			10-K	12/31/2004	3.1	2/16/2005
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.			8-K		3.1	10/28/2015
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/2004
4.2	Indenture (including Form of Note) with respect to the Company’s 1.25% Convertible Senior Notes due 2019, dated as of September 10, 2014, between Huron Consulting Group Inc. and U.S. Bank National Association, as trustee.			8-K		4.1	9/16/2014
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/2004
10.2*	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan.			S-8		10.1	5/5/2010
10.3*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/2008	10.12	2/24/2009
10.4*	Senior Management Agreement by and between Huron Consulting Group Inc. and John D. Kelly.			8-K		10.1	1/6/2017
10.5*	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.			8-K		10.2	1/6/2017
10.6*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K		10.3	1/6/2017

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.7*	Senior Management Agreement by and between Huron Consulting Group Inc. and Diane E. Ratekin.			8-K		10.4	1/6/2017
10.8	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/2012	10.17	2/21/2013
10.9	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/2012	10.18	2/21/2013
10.10	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/2012	10.19	2/21/2013
10.11	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/2013
10.12*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/2012	10.20	2/21/2013
10.13	Purchase Agreement, dated as of September 4, 2014, between Huron Consulting Group Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Representatives of the several Initial Purchasers.			8-K		10.1	9/5/2014
10.14	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.2	9/5/2014
10.15	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.3	9/5/2014
10.16	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.4	9/5/2014
10.17	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.5	9/5/2014
10.18	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.1	9/16/2014
10.19	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.2	9/16/2014
10.20	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.3	9/16/2014

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.21	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.4	9/16/2014
10.22*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement (Stock Ownership Participation Program).			10-K	12/31/2014	10.31	2/24/2015
10.23*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Performance Stock Unit Agreement.			10-K	12/31/2014	10.32	2/24/2015
10.24*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Stock Option Agreement.			10-K	12/31/2014	10.33	2/24/2015
10.25*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan NEO Performance Stock Unit Agreement.			10-K	12/31/2014	10.34	2/24/2015
10.26	Second Amended and Restated Credit Agreement, dated as of March 31, 2015, among Huron Consulting Group Inc., as Borrower, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Bank of Montreal and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.			8-K		10.1	4/2/2015
10.27	Second Amended and Restated Security Agreement, dated as of March 31, 2015.			8-K		10.2	4/2/2015
10.28	Second Amended and Restated Pledge Agreement, dated as of March 31, 2015.			8-K		10.3	4/2/2015
10.29*	Huron Consulting Group Inc. Stock Ownership Participation Program.			DEF 14A		Appendix A	3/20/2015
10.30*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated effective May 1, 2017.			DEF 14A		Appendix A	3/27/2017
10.31	Amendment No. 1 of the Second Amended and Restated Credit Agreement, dated as of February 28, 2017, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	3/6/2017
10.32	Amendment No. 2 of the Second Amended and Restated Credit Agreement, dated as of October 24, 2017, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			10-Q	9/30/2017	10.1	11/1/2017
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ James H. Roth	President, Chief Executive Officer and Director	2/28/2018
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

Signature	Title	Date

/s/ JAMES H. ROTH	President, Chief Executive Officer and Director (Principal Executive Officer)	2/28/2018
James H. Roth

/s/ JOHN F. MCCARTNEY	Non-Executive Chairman of the Board	2/28/2018
John F. McCartney

/s/ GEORGE E. MASSARO	Vice Chairman of the Board	2/28/2018
George E. Massaro

/s/ JOHN D. KELLY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	2/28/2018
John D. Kelly

/s/ JAMES D. EDWARDS	Director	2/28/2018
James D. Edwards

/s/ H. EUGENE LOCKHART	Director	2/28/2018
H. Eugene Lockhart

/s/ JOHN S. MOODY	Director	2/28/2018
John S. Moody

/s/ HUGH E. SAWYER	Director	2/28/2018
Hugh E. Sawyer

/s/ DEBRA ZUMWALT	Director	2/28/2018
Debra Zumwalt

HURON CONSULTING GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Huron Consulting Group Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huron Consulting Group Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statement of operations and other comprehensive income (loss), statement of stockholders’ equity and statement of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 28, 2018

We have served as the Company's auditor since 2002.

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$16,909	$17,027
Receivables from clients, net	101,778	94,246
Unbilled services, net	57,618	51,290
Income tax receivable	4,039	4,211
Prepaid expenses and other current assets	10,951	13,308
Total current assets	191,295	180,082
Property and equipment, net	45,541	32,434
Deferred income taxes, net	16,752	—
Long-term investment	39,904	34,675
Other non-current assets	25,375	24,814
Intangible assets, net	72,311	81,348
Goodwill	645,750	799,862
Total assets	$1,036,928	$1,153,215
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,194	$7,273
Accrued expenses and other current liabilities	20,144	19,788
Accrued payroll and related benefits	73,698	82,669
Accrued contingent consideration for business acquisitions	8,515	1,985
Deferred revenues	27,916	24,053
Total current liabilities	139,467	135,768
Non-current liabilities:
Deferred compensation and other liabilities	20,895	24,171
Accrued contingent consideration for business acquisitions, net of current portion	14,313	6,842
Long-term debt, net of current portion	342,507	292,065
Deferred lease incentives	15,333	10,703
Deferred income taxes, net	1,097	35,633
Total non-current liabilities	394,145	369,414
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,560,468 and 24,126,118 shares issued at December 31, 2017 and December 31, 2016, respectively	241	235
Treasury stock, at cost, 2,443,577 and 2,408,343 shares at December 31, 2017 and December 31, 2016, respectively	(121,994)	(113,195)
Additional paid-in capital	434,256	405,895
Retained earnings	180,443	351,483
Accumulated other comprehensive income	10,370	3,615
Total stockholders’ equity	503,316	648,033
Total liabilities and stockholders’ equity	$1,036,928	$1,153,215
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues and reimbursable expenses:
Revenues	$732,570	$726,272	$699,010
Reimbursable expenses	75,175	71,712	70,013
Total revenues and reimbursable expenses	807,745	797,984	769,023
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	454,806	437,556	401,915
Amortization of intangible assets and software development costs	10,932	15,140	16,788
Reimbursable expenses	75,436	71,749	69,932
Total direct costs and reimbursable expenses	541,174	524,445	488,635
Operating expenses and other losses (gains), net:
Selling, general and administrative expenses	175,364	160,204	157,902
Restructuring charges	6,246	9,592	3,329
Litigation and other losses (gains), net	1,111	(1,990)	(9,476)
Depreciation and amortization	38,213	31,499	25,135
Goodwill impairment charges	253,093	—	—
Total operating expenses and other losses (gains), net	474,027	199,305	176,890
Operating income (loss)	(207,456)	74,234	103,498
Other income (expense), net:
Interest expense, net of interest income	(18,613)	(16,274)	(18,136)
Other income (expense), net	3,565	1,197	(1,797)
Total other expense, net	(15,048)	(15,077)	(19,933)
Income (loss) from continuing operations before taxes	(222,504)	59,157	83,565
Income tax expense (benefit)	(51,999)	19,677	21,670
Net income (loss) from continuing operations	(170,505)	39,480	61,895
Income (loss) from discontinued operations, net of tax	388	(1,863)	(2,843)
Net income (loss)	$(170,117)	$37,617	$59,052
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$(7.95)	$1.87	$2.80
Income (loss) from discontinued operations, net of tax	0.02	(0.09)	(0.13)
Net income (loss)	$(7.93)	$1.78	$2.67
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$(7.95)	$1.84	$2.74
Income (loss) from discontinued operations, net of tax	0.02	(0.08)	(0.13)
Net income (loss)	$(7.93)	$1.76	$2.61
Weighted average shares used in calculating earnings per share:
Basic	21,439	21,084	22,136
Diluted	21,439	21,424	22,600
Comprehensive income (loss):
Net income (loss)	$(170,117)	$37,617	$59,052
Foreign currency translation adjustments, net of tax	1,602	64	1,817
Unrealized gain (loss) on investment, net of tax	4,724	(97)	4,435
Unrealized gain (loss) on cash flow hedging instruments, net of tax	429	63	(12)
Other comprehensive income	6,755	30	6,240
Comprehensive income (loss)	$(163,362)	$37,647	$65,292
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	24,115,593	$241	(2,109,316)	$(94,074)	$442,308	$254,814	$(2,655)	$600,634
Comprehensive income						59,052	6,240	65,292
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	504,955	5	(42,797)	(2,506)	2,501			—
Business acquisition	28,486	—			2,204			2,204
Share-based compensation					22,484			22,484
Shares redeemed for employee tax withholdings			(109,967)	(7,154)				(7,154)
Income tax benefit on share-based compensation					3,456			3,456
Share repurchases	(583,880)	(5)			(34,586)			(34,591)
Balance at December 31, 2015	24,065,154	$241	(2,262,080)	$(103,734)	$438,367	$313,866	$3,585	$652,325
Comprehensive income						37,617	30	37,647
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	390,348	4	(70,419)	(4,508)	4,504			—
Exercise of stock options	4,706	—			123			123
Share-based compensation					17,929			17,929
Shares redeemed for employee tax withholdings			(88,414)	(4,953)				(4,953)
Income tax benefit on share-based compensation					227			227
Share repurchases	(982,192)	(10)			(55,255)			(55,265)
Balance at December 31, 2016	23,478,016	$235	(2,420,913)	$(113,195)	$405,895	$351,483	$3,615	$648,033
Comprehensive income						(170,117)	6,755	(163,362)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	399,248	4	(58,211)	(3,953)	3,949			—
Business acquisition	221,558	2			9,558			9,560
Share-based compensation					14,419			14,419
Shares redeemed for employee tax withholdings			(112,011)	(4,846)				(4,846)
Cumulative-effect adjustment from adoption of ASU 2016-09					435	(435)		—
Cumulative-effect adjustment from adoption of ASU 2018-02						(488)		(488)
Balance at December 31, 2017	24,098,822	$241	(2,591,135)	$(121,994)	$434,256	$180,443	$10,370	$503,316
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(170,117)	$37,617	$59,052
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,089	46,816	58,053
Share-based compensation	14,838	16,577	21,487
Amortization of debt discount and issuance costs	10,203	9,609	9,329
Goodwill impairment charge	253,093	—	—
Allowances for doubtful accounts and unbilled services	3,217	4,250	1,025
Deferred income taxes	(53,753)	1,189	6,353
(Gain) loss on sale of businesses	(931)	—	2,303
Change in fair value of contingent consideration liabilities	1,111	(1,990)	(1,126)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in receivables from clients	1,650	1,440	(2,836)
(Increase) decrease in unbilled services	(4,332)	2,443	31,696
(Increase) decrease in current income tax receivable / payable, net	210	(4,410)	8,818
(Increase) decrease in other assets	(366)	11,904	(14,742)
Increase (decrease) in accounts payable and accrued liabilities	3,732	(3,144)	8,805
Increase (decrease) in accrued payroll and related benefits	(10,966)	3,044	(25,221)
Increase (decrease) in deferred revenues	2,117	3,898	4,859
Net cash provided by operating activities	99,795	129,243	167,855
Cash flows from investing activities:
Purchases of property and equipment, net	(24,402)	(13,936)	(18,571)
Investment in life insurance policies	(1,826)	(2,035)	(5,804)
Distributions from life insurance policies	2,889	—	—
Purchases of businesses, net of cash acquired	(106,915)	(69,133)	(339,966)
Purchases of convertible debt investment	—	—	(15,438)
Capitalization of internally developed software	(1,370)	(1,086)	(866)
Proceeds from note receivable	1,177	—	—
Proceeds from sale of businesses, net of cash sold	1,499	(446)	108,487
Net cash used in investing activities	(128,948)	(86,636)	(272,158)
Cash flows from financing activities:
Proceeds from exercises of stock options	—	123	—
Shares redeemed for employee tax withholdings	(4,846)	(4,953)	(7,154)
Share repurchases	—	(55,265)	(34,591)
Proceeds from borrowings under credit facility	277,500	200,000	314,000
Repayments of debt	(240,745)	(224,000)	(365,750)
Payments for debt issuance costs	(408)	—	—
Payments for capital lease obligations	—	—	(48)
Deferred acquisition payments	(2,680)	—	—
Net cash provided by (used in) financing activities	28,821	(84,095)	(93,543)
Effect of exchange rate changes on cash	214	78	(589)
Net decrease in cash and cash equivalents	(118)	(41,410)	(198,435)
Cash and cash equivalents at beginning of the period	17,027	58,437	256,872
Cash and cash equivalents at end of the period	$16,909	$17,027	$58,437
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$1,567	$4,461	$2,089
Promissory note assumed for purchase of property and equipment	$5,113	$—	$—
Contingent consideration related to business acquisitions	$15,489	$8,754	$2,963
Common stock issued related to business acquisitions	$9,560	$—	$2,204
Cash paid during the year for:
Interest	$9,068	$6,470	$9,274
Income taxes	$5,399	$24,584	$10,955
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements reflect the financial position at December 31, 2017 and 2016, and the results of operations and cash flows for the years ended December 31, 2017, 2016, and 2015.
The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
During the second quarter of 2017, we recorded a non-cash pretax goodwill impairment charge of $209.6 million related to our Healthcare reporting unit. During the fourth quarter of 2017, we identified that our calculation of the non-deductible portion of this goodwill impairment charge erroneously excluded a portion of goodwill that was related to an acquisition completed in 2008 that has since been divested. To correct this error, in the fourth quarter of 2017, we recorded a $1.5 million decrease to our non-cash pretax goodwill impairment charge with an offsetting $1.5 million increase to our goodwill balance. We also recorded a $1.5 million decrease to our income tax benefit with an offsetting $1.5 million increase to our deferred tax asset balance. This error had no impact on our consolidated net loss from continuing operations, and we concluded that the impact of the error was not material for the second, third, or fourth quarter financial statements, or the financial statements for the year ended December 31, 2017.
During the fourth quarter of 2017, we identified an error on our previously reported consolidated balance sheets as of June 30, 2017 and September 30, 2017 related to the classification of deferred tax assets and liabilities. We incorrectly netted $1.5 million of deferred tax liabilities related to certain jurisdictions with the deferred tax assets of unrelated jurisdictions as of June 30, 2017 and September 30, 2017. This error has been corrected as of December 31, 2017. This error had no impact on our statement of operations, and we concluded that the impact of the error was not material to the second and third quarter financial statements or the financial statements for the year ended December 31, 2017.
On December 31, 2015, we sold our Huron Legal segment to a third party. The operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of operations for all periods presented. As of December 31, 2017 and 2016, no assets or liabilities of the disposed business remained on our consolidated balance sheet. See Note 3 "Discontinued Operations" for additional information on the divestiture of our Huron Legal segment.
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
Direct Costs and Reimbursable Expenses
Direct costs and reimbursable expenses consist primarily of revenue-generating employee compensation and their related benefits and share-based compensation costs, as well as commissions, the cost of outside consultants or subcontractors assigned to revenue-generating activities, technology costs, other third-party costs directly attributable to our revenue-generating activities, and direct expenses to be reimbursed by clients. Direct costs and reimbursable expenses incurred on engagements are expensed in the period incurred.

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
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets. Software, computers, and related equipment are depreciated over an estimated useful life of two to four years. Furniture and fixtures are depreciated over five years. Aircraft are depreciated over ten years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the initial term of the lease.
Software Development Costs
We incur internal and external software development costs related to our cloud computing applications and software for internal use. We capitalize these software development costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology's estimated useful life. Acquired technology assets are initially recorded at fair value and amortized on a straight-line basis over the estimated useful life.
We also incur internal and external software development costs related to our software products that will be sold, leased, or otherwise marketed. We expense these software development costs until technological feasibility has been established. Thereafter and until the software is available for general release to customers, these software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. These capitalized development costs are amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.
We classify capitalized software development costs as other non-current assets on our consolidated balance sheet. Unamortized capitalized software development costs were $2.0 million and $1.4 million at December 31, 2017 and 2016, respectively. During the years ended December 31, 2017, 2016, and 2015, we amortized $0.8 million, $1.1 million, and $1.0 million, respectively, of capitalized software development costs.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Intangible Assets Other Than Goodwill
Identifiable intangible assets are amortized over their expected useful lives using a method that reflects the economic benefit expected to be derived from the assets or on a straight-line basis. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. We evaluate the recoverability of long-lived assets based on forecasted undiscounted cash flows.
In connection with the goodwill impairment tests performed for the Healthcare and Enterprise Solutions and Analytics reporting units in 2017, which resulted in non-cash goodwill impairment charges, we performed impairment tests on the long-lived assets allocated to the asset groups within the Healthcare and Enterprise Solutions and Analytics reporting units. Based on the impairment tests performed, we concluded that the long-lived assets allocated to the asset groups were not impaired. No impairment charges for long-lived assets were recorded in 2017, 2016, or 2015.
Goodwill
For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. We are required to test goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. We have six reporting units: Healthcare, Education, Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences. The Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences reporting units make up our Business Advisory operating segment.
We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis.
In 2017, we performed three goodwill impairment tests: an interim impairment test on our Healthcare reporting unit in the second quarter of 2017; an interim impairment test on our Education and Life Sciences reporting units as a result of our segment reorganization in the second quarter of 2017; and the annual impairment test on all reporting units in the fourth quarter of 2017. As a result of these tests, we recorded total non-cash pretax goodwill impairment charges of $253.1 million. No goodwill impairment charges were recorded in 2016 or 2015. See Note 5 "Goodwill and Intangible Assets" for additional information regarding our interim and annual goodwill impairment tests, and the non-cash goodwill impairment charges recorded in 2017.
Business Combinations
We use the acquisition method of accounting for business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of tangible and intangible assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. Refer to Note 12 “Fair Value of Financial Instruments” for further information regarding our contingent acquisition liability balances.
Deferred Lease Incentives
We record the portion of the deferred lease incentive liability that we expect to recognize over a period greater than one year as a non-current liability. The non-current portion of the deferred lease incentive liability totaled $15.3 million and $10.7 million at December 31, 2017 and 2016, respectively, and was primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The portion of the deferred lease incentive corresponding to the rent payments that will be paid within 12 months of the balance sheet date is classified as a current liability. We monitor the classification of such liabilities based on the expectation of their utilization periods.

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
Refer to Note 16 "Income Taxes" for information on the impact of the Tax Cuts and Jobs Act of 2017 ("2017 Tax Reform") enacted in the fourth quarter on our consolidated financial statements.
Share-Based Compensation
Share-based compensation cost is measured based on the grant date fair value of the respective awards. We generally recognize share-based compensation ratably using the straight-line attribution method; however, for those awards with performance criteria and graded vesting features, we use the graded vesting attribution method. It is our policy to account for forfeitures as they occur.
Sponsorship and Advertising Costs
Sponsorship and advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2017, 2016, and 2015 totaled $6.6 million, $7.1 million, and $6.4 million, respectively, and are a component of selling, general and administrative expenses on our consolidated statement of earnings.
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
Foreign currency transaction gains and losses are included in other income, net on the statement of earnings. We recognized $0.4 million of foreign currency transaction gains in 2017, de minimis foreign currency transaction gains in 2016, and $1.6 million of foreign currency transaction losses in 2015.
Segment Reporting
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under three operating segments, which are reportable segments: Healthcare, Education, and Business Advisory. During the second quarter of 2017, we reorganized our internal financial reporting structure, which management uses to assess performance and

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

allocate resources, by moving our Life Sciences practice from the Education and Life Sciences segment to the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment. While our consolidated results have not been impacted, we have reclassified our historical segment information for consistent presentation.
New Accounting Pronouncements
Recently Adopted
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows entities to reclassify stranded tax effects resulting from the enactment of the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform") from accumulated other comprehensive income to retained earnings. We adopted ASU 2018-02 upon issuance and reclassified $0.5 million of stranded tax effects, primarily related to our convertible debt investment, from accumulated other comprehensive income to retained earnings as of December 31, 2017. Refer to Note 16 "Income Taxes" for additional information on the 2017 Tax Reform.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required us to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. We adopted this ASU in the second quarter of 2017 on a prospective basis and applied the new guidance to our interim goodwill impairment tests performed in the second quarter of 2017 and our annual impairment test performed as of November 30, 2017. Refer to Note 5 “Goodwill and Intangible Assets” for additional information on our interim and annual goodwill impairment tests performed.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, and forfeitures. We adopted this guidance in the first quarter of 2017, at which time we began recognizing excess tax benefits and deficiencies as income tax benefit or expense in our consolidated statements of operations on a prospective basis. We recognized $1.8 million of net excess tax deficiencies as income tax expense in our consolidated statement of operations for the year ended December 31, 2017. Additionally, upon adoption, we began classifying excess tax benefits as an operating activity on the statement of cash flows on a retrospective basis. As a result, we reclassified $0.9 million and $3.6 million of excess tax benefits for the years ended December 31, 2016 and 2015, respectively, from cash flows from financing activities to cash flows from operating activities on our statement of cash flows. We elected to account for share-based award forfeitures as they occur, and applied this accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings of $0.4 million during the first quarter of 2017.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In accordance with the new standard, we will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective transition method, under which the new guidance will be applied to the current period presented in the financial statements and a cumulative-effect adjustment will be recorded as of the date of adoption. We are currently completing our analysis to determine the impact of ASC 606 on our consolidated financial statements, and expect the more impactful aspect of ASC 606 will relate to how we recognize revenue under performance-based fee billing arrangements. Currently, we recognize revenue under these arrangements once all related performance criteria are met and the amount to be recognized is fixed or determinable. However, upon adoption of the new standard, we will estimate these amounts and recognize the estimated amounts as services are performed over the contractual term of the engagements. The cumulative-effect adjustment will capture the amount of revenue we would have recognized on all outstanding performance-based fee billing arrangements under ASC 606 as of the adoption date, and record the difference as a cumulative-effect adjustment to retained earnings. Further, ASC 606 provides for certain practical expedients that we intend to use, including the option to expense contract acquisition costs as incurred if the contract term is one year or shorter. We also intend to use the as-invoiced practical expedient, which permits us to recognize revenue in the amount to which we have the right to invoice a customer if that amount corresponds to the value of the performance completed to date.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

3. Discontinued Operations
During 2015, we began evaluating strategic alternatives related to our Huron Legal segment, including the potential divestiture of the practice. On December 10, 2015, we entered into an agreement to sell Huron Legal to Consilio, Inc. ("Consilio"). Pursuant to this agreement, Consilio acquired substantially all of the assets and assumed certain liabilities of Huron Legal, and acquired all issued and outstanding equity interests in certain entities wholly owned by Huron. Huron Legal provided eDiscovery services, consulting services and contract management services related to law department management, information governance and compliance, legal discovery, litigation management, and legal analytics.
The sale closed on December 31, 2015, at which time we received proceeds of $110.1 million and recognized a pretax disposal loss of $2.3 million. The divestiture of the Huron Legal segment represented a strategic shift that had a major effect on our operations and financial results. As such, the operations of our Huron Legal segment have been classified as discontinued operations in our consolidated statements of operations for all periods presented. As of December 31, 2017 and 2016, no assets or liabilities of the disposed business remained on our consolidated balance sheets.
For the year ended December 31, 2017, we recognized income from discontinued operations, net of tax, of $0.4 million primarily related to updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment. For the year ended December 31, 2016, we recognized a loss from discontinued operations, net of tax, of $1.9 million, primarily related to obligations for former employees, legal fees, and updated lease assumptions for vacated office space directly related to the sale of the Huron Legal segment. The table below summarizes the operating results of Huron Legal for the year ended December 31, 2015.

Year Ended December 31, 2015
Revenues and reimbursable expenses:
Revenues	$139,430
Reimbursable expenses	3,148
Total revenues and reimbursable expenses	142,578
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	95,247
Amortization of intangible assets and software development costs	233
Reimbursable expenses	3,153
Total direct costs and reimbursable expenses	98,633
Operating expenses and other operating gain:
Selling, general and administrative expenses	20,640
Restructuring charges (1)	13,341
Other gain	(900)
Depreciation and amortization	9,605
Total operating expenses and other operating gain	42,686
Operating income	1,259
Other expense, net	(13)
Income from discontinued operations before taxes	1,246
Loss on disposal	(2,303)
Total loss from discontinued operations before taxes	(1,057)
Income tax benefit (2)	1,786
Net loss from discontinued operations	$(2,843)
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

(2)	Refer to Note 16 "Income Taxes" for additional detail on the income tax benefit recognized for discontinued operations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below summarizes the amounts reflected in our consolidated statements of cash flows that relate to the discontinued operations for the year ended December 31, 2015.

Year Ended December 31, 2015
Depreciation and amortization	$15,974
Share-based compensation	$2,215
Purchases of property and equipment	$6,234
Significant non-cash investing items of discontinued operations:
Contingent consideration related to a business acquisition	$900
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
4. Acquisitions
2017
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
The acquisitions of ADI Strategies and Pope Woodhead are not significant to our consolidated financial statements individually or in the aggregate as of and for the twelve months ended December 31, 2017.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The current fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that is currently available. We believe that the information provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed, but certain items, such as working capital amounts, may be subject to change as additional information is received. Thus, the provisional measurements of fair value and goodwill are subject to change. We will finalize the valuation in the first quarter of 2018.
The acquisition date fair value of the consideration transferred for Innosight was $113.6 million, which consisted of the following:

Fair value of consideration transferred
Cash	$90,725
Common stock	9,560
Contingent consideration liability	12,050
Net working capital adjustment	1,272
Total consideration transferred	$113,607
We funded the cash component of the purchase price with cash on hand and borrowings of $89.0 million under our senior secured credit facility. We issued 221,558 shares of our common stock as part of the consideration transferred, with an acquisition date fair value of $9.6 million based on our common stock's closing price of $43.15 on the date of acquisition. The contingent consideration liability of $12.1 million represents the acquisition date fair value of the contingent consideration arrangement, pursuant to which we may be required to pay additional consideration to the sellers if specific financial performance targets are met over a four-year term. The maximum amount of contingent consideration that may be paid is $35.0 million. See Note 12 "Fair Value of Financial Instruments" for additional information on the valuation of contingent consideration liabilities.
The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the acquisition date.

March 1, 2017
Assets acquired:
Accounts receivable	$7,752
Unbilled services	1,881
Prepaid expenses and other current assets	468
Property and equipment	419
Intangible assets	18,015
Liabilities assumed:
Accounts payable	531
Accrued expenses and other current liabilities	894
Accrued payroll and related benefits	883
Deferred revenues	30
Total identifiable net assets	26,197
Goodwill	87,410
Total purchase price	$113,607

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
Innosight’s results of operations have been included in our unaudited consolidated statements of operations and results of operations of our Business Advisory segment from the date of acquisition. For the year ended December 31, 2017, revenues from Innosight were $34.3 million and operating loss was $0.9 million, which included $3.4 million of amortization expense for intangible assets acquired. In connection with the acquisition of Innosight, we incurred $1.7 million of transaction and acquisition-related expenses. Of the $1.7 million of expense, $1.4 million was incurred in the first quarter of 2017 and $0.3 million was incurred in the second quarter in 2017. These costs are recorded in selling, general and administrative expenses.
The following unaudited supplemental pro forma information summarizes the combined results of operations of Huron and Innosight as though the companies were combined on January 1, 2016.

	Year Ended December 31,
	2017	2016
Revenues	$741,695	$769,114
Net income (loss) from continuing operations	$(167,346)	$42,760
Net income (loss) from continuing operations per share - basic	$(7.79)	$2.01
Net income (loss) from continuing operations per share - diluted	$(7.79)	$1.98
The historical financial information has been adjusted to give effect to pro forma adjustments consisting of intangible asset amortization expense, acquisition-related costs, interest expense, and the related income tax effects. The unaudited pro forma information above includes adjustments to include additional expense of $0.6 million and $11.4 million for the years ended December 31, 2017 and 2016, respectively. Additionally, the historical financial information has been adjusted to give effect to the shares issued as consideration. All of these adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2016. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.
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
We funded the cash component of the purchase price with cash on hand and borrowings of $102.0 million under our senior secured credit facility. We issued 28,486 shares of our common stock as part of the consideration transferred, with an acquisition date fair value of $2.2 million based on the closing price of our stock of $77.35 on the date of acquisition.

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

February 12, 2015
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
Studer Group’s results of operations have been included in our consolidated statements of operations and other comprehensive income and results of operations of our Healthcare segment from the date of acquisition. For the year ended December 31, 2015, revenues from Studer Group were $79.9 million and operating income was $5.1 million, which included $21.3 million of amortization expense for intangible assets acquired. In connection with the acquisition of Studer Group, we incurred $2.1 million of transaction and acquisition-related expenses, $0.9 million of which were incurred in 2014, and $1.2 million of which were incurred in 2015. These costs are recorded in selling, general and administrative expenses in the period in which they were incurred.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The following unaudited supplemental pro forma information summarizes the combined results of operations for Huron and Studer Group for the twelve months ended December 31, 2015 as though the companies were combined on January 1, 2014.

Year Ended December 31, 2015
Revenues	$709,813
Net income from continuing operations	$63,600
Net income from continuing operations per share - basic	$2.87
Net income from continuing operations per share - diluted	$2.81
The historical financial information shown above has been adjusted to give effect to pro forma adjustments totaling $2.4 million of additional expense, which consist of intangible assets amortization expense, acquisition-related costs, interest expense, and the related income tax effects. The historical per share information has been adjusted to give effect to the shares issued as consideration. These adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2014. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies, nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.
Sky Analytics, Inc.
Effective January 1, 2015, we completed the acquisition of Sky Analytics, Inc. ("Sky Analytics"), a Massachusetts-based provider of legal spend management software for corporate law departments. Sky Analytics' results of operations were included in the results of operations of our Huron Legal segment from the date of acquisition, and classified as discontinued operations upon the sale of the Huron Legal segment in the fourth quarter of 2015. Refer to Note 3 "Discontinued Operations" for additional detail on the sale of the Huron Legal segment.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

5. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2017 and 2016.

	Healthcare	Education	Business Advisory	Total
Balance as of December 31, 2015:
Goodwill	$610,264	$102,906	$181,213	$894,383
Accumulated impairment losses	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2015	$610,264	$102,906	$38,230	$751,400
Goodwill recorded in connection with business combinations (1)	26,538	—	21,824	48,362
Foreign currency translation	—	—	100	100
Balance as of December 31, 2016:
Goodwill	636,802	102,906	203,137	942,845
Accumulated impairment losses	—	—	(142,983)	(142,983)
Goodwill, net as of December 31, 2016	$636,802	$102,906	$60,154	$799,862
Goodwill recorded in connection with business combinations (1)	8	10,252	88,183	98,443
Goodwill impairment charge	(208,081)	—	(45,012)	(253,093)
Goodwill reallocation (2)	—	(10,794)	10,794	—
Goodwill allocated to disposal of business (3)	—	—	(568)	(568)
Foreign currency translation	—	465	641	1,106
Balance as of December 31, 2017:
Goodwill	636,810	102,829	302,187	1,041,826
Accumulated impairment losses	(208,081)	—	(187,995)	(396,076)
Goodwill, net as of December 31, 2017:	$428,729	$102,829	$114,192	$645,750

(1)	Refer to Note 4 "Acquisitions" for additional information on the goodwill recorded in connection with business combinations.

(2)
In the second quarter of 2017, we reorganized our internal financial reporting structure, which management uses to assess performance and allocate resources, by moving our Life Sciences practice from the Education and Life Sciences segment to the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment. The Life Sciences practice is a separate reporting unit for purposes of goodwill impairment testing. See Note 18 "Segment Information" for additional information on our reportable segments.

(3)
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

Second Quarter 2017 Goodwill Impairment Charge
During the second quarter of 2017, we performed a goodwill impairment analysis for our Healthcare reporting unit as our Healthcare business had experienced a prolonged period of declining revenues, primarily driven by softness in our revenue cycle offering within our performance improvement solution. This softness was attributable to decreased demand for our services, the winding down of some of our larger projects, and a trend toward smaller projects, as well as fewer large integrated projects. In light of these challenges, several initiatives were undertaken to improve the segment's financial performance, including repositioning our solutions to address the most critical needs of our clients, the expansion of our existing services such as those in our Studer Group, strategy, physician and technology offerings, and workforce reductions to better align resources with market demand. While these initiatives have yielded some positive impacts, hospitals and health systems continue to face regulatory and funding uncertainty; therefore, we remain cautious about near-term growth. As we had previously

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

disclosed in prior quarters, if the financial performance of our Healthcare segment continued to decline and did not meet our expectations, we could be required to perform an interim impairment analysis with respect to our carrying value of goodwill for the Healthcare reporting unit prior to our usual annual test. Based on forecasts prepared in the second quarter of 2017 in connection with our quarterly forecasting cycle, we determined that the likely time frame to improve the financial results of this segment would take longer than originally anticipated. As such, we concluded, during the second quarter of 2017, that the fair value of the Healthcare reporting unit may have no longer exceeded its carrying value. In connection with the preparation of our financial statements for the quarter ended June 30, 2017, we performed an interim impairment test on the Healthcare reporting unit.
Our goodwill impairment test was performed by comparing the fair value of the Healthcare reporting unit with its carrying value and, in accordance with ASU 2017-04, which we adopted in the second quarter of 2017, recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. To estimate the fair value of the Healthcare reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the estimated fair value of the Healthcare reporting unit, we recorded a $209.6 million non-cash pretax charge in the second quarter of 2017 to reduce the carrying value of goodwill in our Healthcare reporting unit. As discussed in Note 2 "Summary of Significant Accounting," during the fourth quarter of 2017, we identified that our calculation of the non-deductible portion of our goodwill impairment charge recorded in the second quarter of 2017 erroneously excluded a portion of goodwill that was related to an acquisition completed in 2008 and has since been divested. To correct this error, in the fourth quarter of 2017, we recorded a $1.5 million decrease to our non-cash pretax goodwill impairment charge related to our Healthcare reporting unit. The total non-cash pretax goodwill impairment charge recorded in 2017 related to our Healthcare reporting unit, including the adjustment in the fourth quarter of 2017, was $208.1 million.
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
Second Quarter 2017 Goodwill Reallocation
As a result of the segment reorganization in the second quarter of 2017, we reallocated $10.8 million of the goodwill balance associated with the previous Education and Life Sciences reporting unit to the new Life Sciences reporting unit based on the relative fair values of the Life Sciences reporting unit and the remaining Education reporting unit. The estimated fair values were determined using a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting.

In conjunction with the goodwill reallocation, we performed a goodwill impairment test for the goodwill balances within our Education reporting unit and Life Sciences reporting unit as of June 1, 2017. Based on the results of the goodwill impairment test, we determined that the fair values of our Education reporting unit and Life Sciences reporting unit exceeded their carrying values. As such, we concluded that there was no indication of goodwill impairment for either reporting unit at that time.
2017 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2017 for our six reporting units with goodwill balances: Healthcare, Education, Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences. We elected to bypass the qualitative assessment and proceeded directly to the quantitative goodwill impairment test.
For each reporting unit, we reviewed goodwill for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. In estimating the fair value of each reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the results of the goodwill impairment test, we determined that the fair value of the Healthcare, Education, Business Advisory, Strategy and Innovation, and Life Sciences reporting units exceeded its carrying value by 40%, 120%, 115%, 33%, and 14%, respectively. As such, we concluded that there was no indication of goodwill impairment for these five reporting units. However, the results of the quantitative impairment test indicated that the fair value of the Enterprise Solutions and Analytics reporting unit did not exceed its carrying value. Based on the estimated fair value of the Enterprise Solutions and Analytics reporting unit, we recorded a $45.0 million non-cash pretax charge to reduce the carrying value of this reporting unit's goodwill to zero.
Our Enterprise Solutions and Analytics reporting unit was established with the acquisition of Blue Stone International, LLC in 2013. Since that time, we completed five additional business acquisitions within the reporting unit, most recently the acquisitions of the U.S. assets and international assets of ADI Strategies in May 2016 and April 2017, respectively. We record the assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, at their estimated fair values as of the acquisition date, and goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net assets acquired. Therefore, the initial accounting for an acquisition results in its fair value equaling its carrying value. As we have previously disclosed in prior quarters, due to this reporting unit’s relatively low headroom, in the event that the financial performance of the reporting unit

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

did not meet our expectations during 2017, we could be required to take a non-cash impairment charge as a result of any goodwill impairment test. During the first three quarters of 2017, the performance of Enterprise Solutions and Analytics continued to reasonably meet our expectations. However, both revenues and operating margin during the fourth quarter of 2017 fell short of our expectations resulting in a reduction in workforce within the reporting unit during that quarter. Further, in connection with our annual budget process for 2018, which coincided with our annual goodwill impairment test during the fourth quarter of 2017, we determined that the reporting unit's expected future revenue growth rates and operating margin would be lower than previously anticipated for this reporting unit. As a result, our goodwill impairment test indicated that the fair value of the Enterprise Solutions and Analytics reporting unit no longer exceeded its carrying value, and we recorded a $45.0 million non-cash pretax charge to write off the entire carrying value of this reporting unit's goodwill.
In connection with the goodwill impairment test performed on the Enterprise Solutions and Analytics reporting unit, we performed an impairment test on the long-lived assets allocated to the asset groups within the Enterprise Solutions and Analytics reporting unit. Based on the impairment test performed, we concluded that the long-lived assets allocated to the asset groups within the Enterprise Solutions and Analytics reporting unit were not impaired as of November 30, 2017.
Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2017 that would indicate any additional goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2017, which included the impact of the 2017 Tax Reform on our deferred tax balances and forecasted tax rates, we determined that no indications of impairment have arisen since our annual goodwill impairment test. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in additional non-cash goodwill impairment charges.
Intangible Assets
Intangible assets as of December 31, 2017 and 2016 consisted of the following:

		As of December 31,
		2017		2016
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 13	$106,195	$51,588	$89,279	$34,827
Trade names	2 to 6	29,016	18,915	22,930	11,652
Customer contracts	1 to 4	25,154	24,751	26,497	21,295
Technology and software	3 to 5	9,340	5,098	8,970	2,667
Non-competition agreements	3 to 5	5,163	2,637	3,685	1,697
Publishing content	3	3,300	3,163	3,300	2,062
Favorable lease contract	3	720	425	720	203
In-process technology	Indefinite	—	—	370	—
Total		$178,888	$106,577	$155,751	$74,403
Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Customer relationships and customer contracts, as well as certain trade names and technology and software, are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the assets. All other intangible assets with finite lives are amortized on a straight-line basis. In connection with the acquisition of MyRounding, we acquired in-process technology which was accounted for as an indefinite-lived intangible asset until the development of the technology was complete, which occurred in the first quarter of 2017. Upon completion, we reclassified the technology to definite-lived technology and software, and began amortizing the asset over a five-year useful life on a straight-line basis.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Intangible assets amortization expense was $35.0 million, $33.1 million, and $28.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. The table below sets forth the estimated annual amortization expense for each of the five succeeding years for the intangible assets recorded as of December 31, 2017.

Year Ending December 31,	Estimated Amortization Expense
2018	$23,936
2019	$17,279
2020	$12,116
2021	$8,070
2022	$6,092
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
6. Property and Equipment, Net
Depreciation expense for property and equipment was $13.3 million, $12.5 million, and $12.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. Property and equipment, net at December 31, 2017 and 2016 consisted of the following:

	As of December 31,
	2017	2016
Computers, related equipment, and software	$46,216	$48,607
Leasehold improvements	45,244	38,502
Furniture and fixtures	16,434	12,545
Aircraft	7,541	—
Assets under construction	250	294
Property and equipment	115,685	99,948
Accumulated depreciation and amortization	(70,144)	(67,514)
Property and equipment, net	$45,541	$32,434

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	As of December 31,
	2017	2016
1.25% convertible senior notes due 2019	$233,140	$224,065
Senior secured credit facility	105,000	68,000
Promissory note due 2024	4,868	—
Total long-term debt	$343,008	$292,065
Current maturities of debt (1)	(501)	—
Long-term debt, net of current portion	$342,507	$292,065

(1)	The current maturities of debt are included as a component of accrued expenses and other current liabilities on our consolidated balance sheets.
Below is a summary of the scheduled remaining principal payments of our debt as of December 31, 2017.

Principal Payments of Long-Term Debt
2018	$501
2019	$250,515
2020	$105,529
2021	$544
2022	$559
Thereafter	$2,221
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
We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of December 31, 2017, the remaining life of the Convertible Notes is 1.8 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
As of December 31, 2017 and 2016, the Convertible Notes consisted of the following:

	As of December 31,
	2017	2016
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(14,668)	(22,520)
Less: debt issuance costs, net of amortization	(2,192)	(3,415)
Net carrying amount	$233,140	$224,065
Equity component (1)	$39,287	$39,287

(1)	Included in additional paid-in capital on the consolidated balance sheet.
The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Year Ended December 31,
	2017	2016	2015
Contractual interest coupon	$3,125	$3,125	$3,125
Amortization of debt discount	7,851	7,488	7,141
Amortization of debt issuance costs	1,224	1,201	1,180
Total interest expense	$12,200	$11,814	$11,446
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
Amounts borrowed under the Amended Credit Agreement may be prepaid at any time without premium or penalty. We are required to prepay the amounts outstanding under the Amended Credit Agreement in certain circumstances, including a requirement to pay all amounts outstanding 90 days prior to the Convertible Indebtedness Maturity Date (as defined in the Amended Credit Agreement) unless (1) the Convertible Indebtedness Maturity Date is waived or extended to a later date, (2) the Company can demonstrate (a) Liquidity (as defined in the Amended Credit Agreement) in an amount at least equal to the principal amount due on the Convertible Indebtedness Maturity Date, and (b) financial covenant compliance after giving effect to such payments and any additional indebtedness incurred on a pro forma basis, or (3) this requirement is waived by the Required Lenders (as defined in the Amended Credit Agreement). In addition, we have the right to permanently reduce or terminate the unused portion of the commitments provided under the Amended Credit Agreement at any time.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.25 to 1.00 to 3.75 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back, among other items, share-based compensation costs, non-cash goodwill impairment charges, non-cash restructuring charges, and pro forma historical EBITDA for businesses acquired. At December 31, 2017, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.02 to 1.00 and a Consolidated Interest Coverage Ratio of 12.43 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at December 31, 2017 totaled $105.0 million. These borrowings carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap described in Note 11 “Derivative Instruments and Hedging Activity" that was in effect at December 31, 2017. Borrowings outstanding under the Amended Credit Agreement at December 31, 2016 were $68.0 million and carried a weighted average interest rate of 2.5%, including the impact of the interest rate swap that was in effect at December 31, 2016. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2017, we had outstanding letters of credit totaling $1.9 million, which are primarily used as security deposits for our office facilities. As of December 31, 2017, the unused borrowing capacity under the revolving credit facility was $393.1 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million. As of December 31, 2017, the aircraft had a carrying amount of $6.5 million.
8. Capital Structure
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2017 and 2016, no such preferred stock has been approved or issued.
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
Earnings (loss) per share under the basic and diluted computations are as follows:

	Year Ended December 31,
	2017	2016	2015
Net income (loss) from continuing operations	$(170,505)	$39,480	$61,895
Income (loss) from discontinued operations, net of tax	388	(1,863)	(2,843)
Net income (loss)	$(170,117)	$37,617	$59,052
Weighted average common shares outstanding—basic	21,439	21,084	22,136
Weighted average common stock equivalents	—	340	464
Weighted average common shares outstanding—diluted	21,439	21,424	22,600
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$(7.95)	$1.87	$2.80
Income (loss) from discontinued operations, net of tax	0.02	(0.09)	(0.13)
Net income (loss)	$(7.93)	$1.78	$2.67
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$(7.95)	$1.84	$2.74
Income (loss) from discontinued operations, net of tax	0.02	(0.08)	(0.13)
Net income (loss)	$(7.93)	$1.76	$2.61
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of December 31,
	2017	2016	2015
Unvested restricted stock awards	636	2	21
Outstanding common stock options	194	—	—
Convertible senior notes	3,129	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129	3,129
Total anti-dilutive securities	7,088	6,260	6,279
See Note 7 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2018 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased under this program in 2017. In 2016, we repurchased and retired 982,192 shares for $55.3 million, and in 2015, we repurchased and retired 583,880 shares for $34.6 million. As of December 31, 2017, $35.1 million remains available for share repurchases.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

10. Restructuring Charges
In 2017, we incurred $6.2 million of pretax restructuring expense. This expense primarily consisted of the following charges:
Severance - We incurred $3.7 million of severance expense as a result of workforce reductions to better align resources with market demand. Of the $3.7 million, $2.1 million related to our Healthcare segment, $1.1 million related to our Business Advisory segment, and $0.4 million related to our corporate operations.
Office exit costs - We incurred $2.4 million of office exit costs primarily related to the accrual of remaining lease obligations, net of estimated sublease income, due to relocating our San Francisco office to a smaller space and consolidating our Chicago and New York offices, and accelerated depreciation on leasehold improvements for our San Francisco office.
Of the $6.2 million pretax restructuring charge, $2.1 million was related to our Healthcare segment, $1.1 million was related to our Business Advisory segment, and $2.9 million was related to our corporate operations.
In 2016, we incurred $9.6 million of pretax restructuring expense. This expense consisted of the following charges:
Severance - We incurred $7.3 million of severance expense as a result of workforce reductions, of which $6.4 million was related to our Healthcare and Business Advisory segments to better align our resources with market demand and $0.9 million was related to our corporate infrastructure as a result of our Huron Legal divestiture.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the years ended December 31, 2017 and 2016.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2015	$2,323	$6,379	$—	$8,702
Additions (1)	9,082	57	585	9,724
Payments	(5,906)	(2,424)	(482)	(8,812)
Adjustments (1)	(317)	1,765	245	1,693
Non-cash items	—	(4)	(324)	(328)
Balance as of December 31, 2016	5,182	5,773	24	10,979
Additions (1)	3,859	2,426	110	6,395
Payments	(7,611)	(2,860)	5	(10,466)
Adjustments (1)	(117)	(973)	(78)	(1,168)
Non-cash items	(46)	(119)	(61)	(226)
Balance as of December 31, 2017	$1,267	$4,247	$—	$5,514

(1)
Additions and adjustments for the years ended December 31, 2017 and 2016 include a gain of $1.0 million and a charge of $2.0 million, respectively, related to updated lease assumptions for vacated offices spaces directly related to discontinued operations. Refer to Note 3 "Discontinued Operations" for additional information on our discontinued operations.

As of December 31, 2017, our restructuring charge liability related to office space reductions of $4.2 million represented the present value of remaining lease payments, net of estimated sublease income, primarily for our vacated office spaces in Washington, D.C., Houston, Chicago, and San Francisco. This restructuring charge liability is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. All of the $1.3 million restructuring charge liability related to employee costs at December 31, 2017 is expected to be paid in 2018. The restructuring charge liability related to employee costs is included as a component of accrued payroll and related benefits.
11. Derivative Instruments and Hedging Activity
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. The ineffective portion of the change in fair value of the derivative instruments is recognized in interest expense. Our interest rate swap agreement was effective during the year ended December 31, 2017. As of December 31, 2017, it was anticipated that less than $0.1 million of the accumulated other comprehensive income, net of tax, currently recorded on our consolidated balance sheet will be reclassified into earnings within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below sets forth additional information relating to our interest rate swaps designated as cash flow hedging instruments as of December 31, 2017 and 2016.

	Fair Value (Derivative Asset and Liability) As of December 31,
Balance Sheet Location	2017	2016
Other non-current assets	$581	$—
Accrued expenses	$48	$54
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
We do not use derivative instruments for trading or other speculative purposes. Refer to Note 13 “Other Comprehensive Income (Loss)” for additional information on our derivative instrument.

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

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Interest rate swaps	$—	$533	$—	$533
Promissory note	—	—	1,078	1,078
Convertible debt investment	—	—	39,904	39,904
Deferred compensation assets	—	17,786	—	17,786
Total assets	$—	$18,319	$40,982	$59,301
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$22,828	$22,828
Total liabilities	$—	$—	$22,828	$22,828
December 31, 2016
Assets:
Promissory note	$—	$—	$2,325	$2,325
Convertible debt investment	—	—	34,675	34,675
Deferred compensation assets	—	16,408	—	16,408
Total assets	$—	$16,408	$37,000	$53,408
Liabilities:
Interest rate swaps	$—	$54	$—	$54
Contingent consideration for business acquisitions	—	—	8,827	8,827
Total liabilities	$—	$54	$8,827	$8,881
Interest rate swaps: The fair values of our interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and discount rates reflecting the risks involved.
Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, we received a $3.5 million promissory note payable over four years. During the fourth quarter of 2017, we amended and restated the note which established

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

scheduled annual principal payments, increased the interest rate, reduced the outstanding principal amount by $0.5 million, and extended the maturity date to September 30, 2020. Additionally, at the closing of this amended promissory note, we received a $1.0 million principal payment. As a result of the amendment, we recorded a $0.3 million fair value remeasurement loss on the promissory note which is recorded in other income (expense), net in the consolidated statement of operations. The scheduled principal payments will be paid to us annually until the maturity date of September 30, 2020, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 10%, which accounts for the risks associated with the amended note. This fair value measurement is based on significant inputs not observable in the market and thus represent Level 3 inputs. As of December 31, 2017, $0.5 million is recorded in prepaid expenses and other current assets and represents the present value of the payments expected to be received in the next 12 months, and the remaining $0.6 million is recorded in other non-current assets. As of December 31, 2017, there was $1.0 million principal amount outstanding under the promissory note.
The table below sets forth the changes in the balance of the promissory note for the years ended December 31, 2017 and 2016.

Promissory Note
Balance as of December 31, 2015	$2,309
Interest payments received	(191)
Change in fair value of promissory note	207
Balance as of December 31, 2016	2,325
Interest payments received	(185)
Principal payments received	(1,177)
Change in fair value of promissory note	115
Balance as of December 31, 2017	$1,078
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
The table below sets forth the changes in the balance of the convertible debt investment for the years ended December 31, 2017 and 2016.

Convertible Debt Investment
Balance as of December 31, 2015	$34,831
Change in fair value of convertible debt investment	(156)
Balance as of December 31, 2016	34,675
Change in fair value of convertible debt investment	5,229
Balance as of December 31, 2017	$39,904
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
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and discount rates, which typically reflect a risk-free rate. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates. Refer to Note 4 “Acquisitions” for information on the acquisitions completed in 2017, 2016, and 2015.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the years ended December 31, 2017 and 2016.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2015	$2,063
Acquisitions	8,754
Remeasurement of contingent consideration for business acquisitions	(1,990)
Balance as of December 31, 2016	8,827
Acquisitions	15,489
Payments	(2,938)
Remeasurement of contingent consideration for business acquisitions	1,111
Unrealized loss due to foreign currency translation	339
Balance as of December 31, 2017	$22,828
Financial assets and liabilities not recorded at fair value are as follows:
Senior Secured Credit Facility
The carrying value of our borrowings outstanding under our senior secured credit facility is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the senior secured credit facility bears interest at variable rates based on current market rates as set forth in the Amended Credit Agreement. Refer to Note 7 “Financing Arrangements” for additional information on our senior secured credit facility.
Promissory Note due 2024
The carrying value of our promissory note due 2024 is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the promissory note bears interest at rates based on current market rates as set forth in the terms of the promissory note. Refer to Note 7 “Financing Arrangements” for additional information on our promissory note due 2024.
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$233,140	$232,578	$224,065	$245,018
The differences between the $250 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of December 31, 2017 and 2016, the carrying value of the equity component of $39.3

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

million was unchanged from the date of issuance. Refer to Note 7 “Financing Arrangements” for additional information on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended December 31, 2017 and 2016.
Based on the closing price of our common stock of $40.45 on December 31, 2017, the if-converted value of the Convertible Notes was less than the principal amount.
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values of all other financial instruments not described above reasonably approximate fair market value due to the nature of the financial instruments and the short-term maturity of these items.
13. Other Comprehensive Income (Loss)
The table below sets forth the components of accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2017, 2016, and 2015.

	Foreign Currency Translation	Available-for- Sale Investments	Cash Flow Hedges (1)	Total
Balance as of December 31, 2014	$(2,334)	$(250)	$(71)	$(2,655)
Foreign currency translation adjustment, net of tax of $0	(403)	—	—	(403)
Reclassification adjustment into earnings, net of tax of $0 (2)	2,220	—	—	2,220
Unrealized gain on investments, net of tax of $(2,709)	—	4,435	—	4,435
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $327	—	—	(492)	(492)
Reclassification adjustment into earnings, net of tax of $(320)	—	—	480	480
Balance as of December 31, 2015	(517)	4,185	(83)	3,585
Foreign currency translation adjustment, net of tax of $0	64	—	—	64
Unrealized loss on investments, net of tax of $59	—	(97)	—	(97)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $122	—	—	(179)	(179)
Reclassification adjustment into earnings, net of tax of $(161)	—	—	242	242
Balance as of December 31, 2016	(453)	4,088	(20)	3,615
Foreign currency translation adjustment, net of tax of $0	1,602	—	—	1,602
Unrealized gain on investments:
Change in fair value, net of tax of $(998)	—	4,231	—	4,231
Reclassification adjustment into retained earnings (3)	—	493	—	493
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(106)	—	—	366	366
Reclassification adjustment into earnings, net of tax of $(46)	—	—	69	69
Reclassification adjustment into retained earnings (3)	—	—	(6)	(6)
Balance as of December 31, 2017	$1,149	$8,812	$409	$10,370

(1)	The before tax amounts reclassified from accumulated other comprehensive income (loss) related to our cash flow hedges are recorded to interest expense, net of interest income.

(2)
In connection with the divestiture of Huron Legal, which included the sale of certain wholly-owned foreign subsidiaries, we reclassified $2.2 million of accumulated translation losses to net income from discontinued operations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

(3)
Upon adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, we reclassified $0.5 million of stranded tax effects, which resulted from the enactment of the 2017 Tax Reform, from accumulated other comprehensive income to retained earnings. Refer to Note 2 "Summary of Significant Accounting Policies" for additional information on the adoption of ASU 2018-02.

14. Employee Benefit and Deferred Compensation Plans
We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax contributions and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match an amount equal to the employees’ contributions up to 6% of the employees’ salaries. Our matching contributions, including those related to our discontinued operations, for the years ended December 31, 2017, 2016, and 2015 were $20.0 million, $19.4 million, and $17.6 million, respectively.
We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement, or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2017 and 2016 was $17.7 million and $16.4 million, respectively. This deferred compensation liability is funded by the Plan assets.
15. Equity Incentive Plans
In 2012, Huron adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”), in order to increase the number of shares of common stock available as equity compensation to employees, non-employee directors, and independent contractors, and to make certain updates to reflect changes in market practices. The 2012 Plan replaced, on a prospective basis, our 2004 Omnibus Stock Plan (the "2004 Plan") such that future grants will be granted under the 2012 Plan and any outstanding awards granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant will not become available for grant under the 2012 Plan. The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock, performance shares and other share-based or cash-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. The 2012 Plan was amended on May 2, 2014 to increase the number of shares authorized for issuance by 850,000 shares. On May 5, 2017, an amendment and restatement of the 2012 Plan was approved by shareholders to increase the number of shares authorized for issuance by 804,000 shares. As of December 31, 2017, approximately 1.3 million shares remain available for issuance under the 2012 Plan.
On May 1, 2015, we adopted the Stock Ownership Participation Program (the “SOPP”), which is available to Huron employees below the managing director level who do not receive equity-based awards as part of their normal compensation plan. Under the SOPP, eligible employees may elect to use after-tax payroll deductions, or cash contributions, to purchase shares of the Company’s common stock on certain designated purchase dates. Employees who purchase stock under the SOPP are granted restricted stock equal to 25% of their purchased shares. Vesting of the restricted stock is subject to both a time-based vesting schedule and a requirement that the purchased shares be held for a specified holding period. The initial number of shares available for issuance under the SOPP was 300,000. Prior to adopting the SOPP, the matching share grants and the employee purchased shares under the stock ownership participation program were governed by the 2012 Plan. As of December 31, 2017, approximately 0.1 million shares remain available for issuance under the SOPP.
It has been our practice to issue shares of common stock upon exercise of stock options and granting of restricted stock from authorized but unissued shares, with the exception of the SOPP under which shares are issued from treasury stock. Certain grants of restricted stock under the 2012 Plan may be issued from treasury stock at the direction of the Compensation Committee.
The Compensation Committee of the board of directors has the responsibility of interpreting the 2012 Plan and SOPP and determining all of the terms and conditions of awards made under the plans, including when the awards will become exercisable or otherwise vest. In 2013, the Compensation Committee amended certain share-based awards outstanding under our 2012 Plan and our 2004 Plan to provide for a retirement eligibility provision. Under this provision, eligible employees who have reached 62 years of age and have completed seven years of employment with Huron will continue vesting in their share-based awards after retirement, subject to certain conditions. This retirement eligibility provision will also apply to future awards granted to eligible employees under the 2012 Plan.
Total share-based compensation cost recognized for the years ended December 31, 2017, 2016, and 2015 was $14.8 million, $16.6 million, and $19.2 million, respectively, with related income tax benefits of $5.8 million, $6.4 million, and $7.6 million, respectively. As of

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

December 31, 2017, there was $17.6 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock Awards
The grant date fair values of our restricted stock awards are measured based on the fair value of our common stock at grant date and amortized into expense over the service period. Subject to acceleration under certain conditions, the majority of our restricted stock vests annually over four years.
The table below summarizes the restricted stock activity for the year ended December 31, 2017.

	Number of Shares			Weighted Average Grant Date Fair Value (in dollars)
	2012 Omnibus Incentive Plan	Stock Ownership Participation Program	Total
Nonvested restricted stock at December 31, 2016	610	12	622	$59.77
Granted	270	14	284	$42.11
Vested	(247)	(9)	(256)	$57.80
Forfeited	(72)	(4)	(76)	$59.18
Nonvested restricted stock at December 31, 2017	561	13	574	$51.97
The aggregate fair value of restricted stock that vested during the years ended December 31, 2017, 2016, and 2015 was $11.1 million, $14.9 million, and $23.9 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2016 and 2015 was $56.28 and $66.21, respectively.
Performance-based Share Awards
During 2017, 2016, and 2015, the Company granted performance-based share awards to our named executive officers and certain managing directors. The total number of shares earned by recipients of these awards is contingent upon meeting practice specific and Company-wide performance goals. Following the performance period, the awards are subject to the completion of a service period, which is generally an additional one to three years. The earned awards vest on a graded vesting schedule over the service period. For certain performance awards, the recipients may earn additional shares of stock for performance achieved above the stated target. The grant date fair values of our performance-based share awards are measured based on the fair value of our common stock at grant date. Compensation cost is amortized into expense over the service period, including the performance period.
The table below summarizes the performance-based stock activity for the year ended December 31, 2017. All nonvested performance-based stock outstanding at December 31, 2016 and 2017 was granted under the 2012 Omnibus Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2016	239	$58.47
Granted (1)	328	$42.75
Vested	(85)	$61.66
Forfeited (2)	(129)	$54.85
Nonvested performance-based stock at December 31, 2017 (3)	353	$44.45

(1)
Shares granted in 2017 are presented at the stated target, which represents the base number of shares that could be earned. Actual shares earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.

(2)	Forfeited shares include shares forfeited as a result of not meeting the performance criteria of the award as well as shares forfeited upon termination.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

(3)
Of the 353,000 nonvested performance-based shares outstanding as of December 31, 2017, approximately 316,000 shares were unearned and subject to achievement of specific financial goals. Once earned, the awards will be subject to time-based vesting according to the terms of the award. Based on 2017 financial results, approximately 235,000 of the 316,000 unearned shares will be forfeited in the first quarter of 2018.

The aggregate fair value of performance-based stock that vested during the years ended December 31, 2017, 2016, and 2015 was $3.6 million, $3.0 million, and $6.5 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2016 and 2015 was $55.52 and $66.63, respectively.
Stock Options
Prior to 2014, the Company granted stock option awards to certain named executive officers. No stock option awards were granted in 2017, 2016, or 2015. The exercise prices of stock options are equal to the fair value of a share of common stock on the date of grant. Subject to acceleration under certain conditions, our stock options vest annually over four years. All stock options have a 10-year contractual term.
Stock option activity for the year ended December 31, 2017 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	194	$29.06	4.3	$4.2
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2017 (1)	194	$29.06	3.3	$2.2
Exercisable at December 31, 2017	194	$29.06	3.3	$2.2

(1)	Of the 194,000 outstanding options, approximately 157,000 were granted under the 2004 Omnibus Stock Plan, and the remaining 37,000 options were granted under the 2012 Omnibus Incentive Plan.
No options were exercised in 2017. The aggregate intrinsic value of options exercised during 2016 was $0.1 million. No options were exercised in 2015.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

16. Income Taxes
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“2017 Tax Reform”), a tax reform bill which, among other items, reduces the current corporate federal income tax rate from 35% to 21% and moves from a worldwide tax system to a territorial system. The rate reduction is effective January 1, 2018. As a result of the enactment of the legislation in 2017, we have estimated the remeasurement of our net deferred taxes based on the new lower tax rate, as well as provided for additional one-time income tax expense estimates primarily related to the transition tax on accumulated foreign earnings and elimination of foreign tax credits for dividends that are subject to the 100 percent exemption in our consolidated financial statements as of and for the year ended December 31, 2017. Our provisional analysis resulted in $8.8 million of additional income tax expense for the year ended December 31, 2017. Of the $8.8 million, $7.9 million related to the remeasurement of our deferred tax balances at the lower federal income tax rate; $0.6 million related to the transition tax on accumulated foreign earnings, net of applicable foreign tax credits; and $0.3 million related to withholding tax on outside basis differences due to our change in assertion for permanent reinvestment. The impacts on our financial statements as a result of 2017 Tax Reform are considered provisional and are based on the information that is currently available. These provisional results may be subject to future adjustments as additional analysis is anticipated based on technical corrections and regulatory interpretations to come. We expect to finalize the analysis as soon as practicable, but, in accordance with Staff Accounting Bulletin (“SAB”) No. 118, which was issued as a result of 2017 Tax Reform, not later than one year from the enactment date. Any changes to our provisional analysis will be included as an adjustment to tax expense or benefit in the period the amounts are determined.
The income tax expense for continuing operations for the years ended December 31, 2017, 2016, and 2015 consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(635)	$15,726	$4,806
State	545	1,623	2,380
Foreign	2,040	1,021	350
Total current	1,950	18,370	7,536
Deferred:
Federal	(46,103)	1,662	12,450
State	(6,576)	(274)	1,482
Foreign	(1,270)	(81)	202
Total deferred	(53,949)	1,307	14,134
Income tax expense for continuing operations	$(51,999)	$19,677	$21,670
The components of income from continuing operations before taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
U.S.	$(221,137)	$56,141	$85,164
Foreign	(1,367)	3,016	(1,599)
Total	$(222,504)	$59,157	$83,565

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2017	2016	2015
Percent of pretax income from continuing operations:
At U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	1.7	4.6
Goodwill impairment charges	(10.2)	—	—
U.S. federal rate change	(3.4)	—	—
Transition tax on accumulated foreign earnings, net of credits	(0.3)	—	—
Stock-based compensation	(0.8)	—	—
Meals and entertainment	(0.3)	1.1	0.6
Valuation allowance	(0.2)	(3.2)	0.5
Foreign source income	0.1	(0.5)	0.5
Tax credits / Section 199 Deduction	0.2	(1.1)	(1.0)
Net tax benefit related to “check-the-box” election (1)	1.2	—	(14.7)
Other	(0.6)	0.3	0.4
Effective income tax rate for continuing operations	23.4%	33.3%	25.9%

(1)
In the fourth quarter of 2015, we made a tax election to classify two of our wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes (commonly referred to as a “check-the-box” election). As a result of this election, we realized an income tax benefit of $13.0 million, of which $0.7 million is unrecognized, resulting in a net recognized tax benefit of $12.3 million. Due to the expiration of statute of limitations, in the third quarter of 2017, we recognized a $2.7 million tax benefit, including the reversal of accrued interest and penalties, related to a previously unrecognized tax benefit from our "check-the-box" election made in 2014 to treat one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S federal income tax purposes.

The effective tax rate for discontinued operations in 2017 was 60.0%, based on tax expense of $0.6 million and pretax income from discontinued operations of $1.0 million, and was higher than the statutory tax rate primarily due to the settlement of foreign tax audits. The effective tax rate for discontinued operations in 2016 was (33.4)%, based on tax benefits of $0.9 million and a pretax loss from discontinued operations of $2.8 million, and was lower than the statutory tax rate primarily due to an increase in the valuation allowance for foreign tax credits. The effective tax rate for discontinued operations in 2015 was 169.0%, based on tax expense of $1.8 million and a pretax loss from discontinued operations of $1.1 million, and was higher than the statutory tax rate primarily due to the tax expense recognized from the sale of the Huron Legal segment. Refer to Note 3 "Discontinued Operations" for further detail on the sale of the Huron Legal segment.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The net deferred tax liabilities for continuing operations at December 31, 2017 and 2016 consisted of the following:

	As of December 31,
	2017	2016
Deferred tax assets:
Share-based compensation	$5,674	$10,151
Accrued payroll and other liabilities	7,010	10,004
Intangibles and goodwill	2,137	—
Deferred lease incentives	4,352	4,666
Convertible note hedge transactions	250	12,197
Revenue recognition	1,586	1,983
Restructuring charge liability	1,104	2,230
Net operating loss carry-forwards	495	92
Tax credits	1,918	1,804
Other	882	1,934
Total deferred tax assets	25,408	45,061
Valuation allowance	(1,247)	(626)
Net deferred tax assets	24,161	44,435
Deferred tax liabilities:
Prepaid expenses	(1,229)	(2,500)
Property and equipment	(4,031)	(2,933)
Intangibles and goodwill	—	(60,411)
Convertible note discount	(3)	(11,586)
Convertible debt investment	(3,110)	(2,600)
Other	(133)	(38)
Total deferred tax liabilities	(8,506)	(80,068)
Net deferred tax asset (liability) for continuing operations	$15,655	$(35,633)
As of December 31, 2017 and 2016, we had valuation allowances of $1.2 million and $0.6 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign losses. The increase in valuation allowances in 2017 primarily related to increases of net operating losses in jurisdictions where the net operating loss credits cannot be benefited and valuation allowances recorded on certain tax credits.
We have federal and state tax credit carry-forwards of $1.9 million which expire in 2022 and 2019, respectively. We have no federal net operating losses or state net operating loss carry-forwards as of December 31, 2017.
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
A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2015	$2,488
Additions based on tax positions related to the current year	735
Balance at December 31, 2015	3,223
Additions based on tax positions related to the current year	117
Balance at December 31, 2016	3,340
Decrease due to lapse of statute of limitations	(2,410)
Decrease based on tax positions related to the prior year	(117)
Balance at December 31, 2017	$813

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

 As of December 31, 2017, we had $0.8 million of unrecognized tax benefits which would affect the effective tax rate of continuing operations if recognized.
As of December 31, 2017 and 2016, we had $0.1 million and $0.3 million accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of earnings.
We file income tax returns with federal, state, local and foreign jurisdictions. Tax years 2013 through 2016 are subject to future examinations by federal tax authorities. Tax years 2010 through 2016 are subject to future examinations by state and local tax authorities. Currently, the Company is not under audit by any tax authority. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2010 through 2016.
17. Commitments, Contingencies and Guarantees
Lease Commitments
We lease office space under non-cancelable operating lease arrangements expiring on various dates through 2028, with various renewal options. Our principal executive offices located in Chicago, Illinois are under a lease expiring in September 2024. We have a five-year renewal option that will allow us to continue to occupy this office space until September 2029. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expenses above the specified amount. Rent expense, including operating costs and taxes, for the years ended December 31, 2017, 2016, and 2015 was $14.3 million, $11.5 million, and $12.3 million, respectively. Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2017, are as follows:

	Operating Lease Obligations	Sublease Income
2018	$14,739	$1,316
2019	13,444	291
2020	12,266	—
2021	11,298	—
2022	10,409	—
Thereafter	37,804	—
Total	$99,960	$1,607
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
Guarantees
Guarantees in the form of letters of credit totaling $1.9 million and $4.8 million were outstanding at December 31, 2017 and 2016, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2017 and 2016, the total estimated fair value of our contingent consideration liabilities was $22.8 million and $8.8 million, respectively.
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
During the second quarter of 2017, we reorganized our internal financial reporting structure, which management uses to assess performance and allocate resources, by moving our Life Sciences practice from the Education and Life Sciences segment to the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment. While our consolidated results have not been impacted, we have reclassified our historical segment information for consistent presentation.

•	Healthcare
Our Healthcare segment has a depth of expertise in strategy and innovation, care transformation, financial and operational excellence, technology and analytics, and leadership development. We serve national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and medical groups. Our solutions help clients evolve and adapt to the rapidly changing healthcare environment and achieve growth, optimize performance, enhance profitability, improve quality and clinical outcomes, and drive physician, patient, and employee engagement across the enterprise.
We help organizations transform and innovate the delivery model to focus on patient wellness by improving quality outcomes, minimizing care variation and fundamentally improving patient and population health. Our consultants partner with clients to help build and sustain today’s business to invest in the future by reducing complexity, improving operational efficiency and growing market share. We enable the healthcare of the future by identifying, integrating and optimizing technology investments to collect data that transforms care delivery and improves patient outcomes. We also develop future leaders capable of driving meaningful operational and organizational change and who transform the patient experience.

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
Our Business Advisory segment provides services to large and middle market, not-for-profit organizations, lending institutions, law firms, investment banks, and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition as well as creditors, equity owners, and other key constituents. Our Business Advisory professionals resolve complex business issues and enhance client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. Our Enterprise Solutions and Analytics professionals deliver technology and analytic solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our Strategy and Innovation professionals collaborate with clients across a range of industries to identify new growth opportunities, build new ventures and capabilities, and accelerate organizational change. Our Life Sciences professionals provide strategic solutions to help pharmaceutical, medical device, and biotechnology companies deliver more value to patients, payers, and providers, and comply with regulations.
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
The tables below set forth information about our operating segments for the years ended December 31, 2017, 2016, and 2015, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because our international operations are immaterial.

	Year Ended December 31,
	2017	2016	2015
Healthcare:
Revenues	$356,909	$424,912	$446,887
Operating income	$118,761	$147,903	$169,560
Segment operating income as a percentage of segment revenues	33.3%	34.8%	37.9%
Education:
Revenues	$167,908	$149,817	$134,009
Operating income	$40,318	$38,310	$32,246
Segment operating income as a percentage of segment revenues	24.0%	25.6%	24.1%
Business Advisory:
Revenues	$207,753	$151,543	$116,892
Operating income	$46,600	$29,382	$31,233
Segment operating income as a percentage of segment revenues	22.4%	19.4%	26.7%
All Other: (1)
Revenues	$—	$—	$1,222
Operating loss	$—	$—	$(1,718)
Segment operating loss as a percentage of segment revenues	N/A	N/A	N/M
Total Company:
Revenues	$732,570	$726,272	$699,010
Reimbursable expenses	75,175	71,712	70,013
Total revenues and reimbursable expenses	$807,745	$797,984	$769,023

Segment operating income	$205,679	$215,595	$231,321
Items not allocated at the segment level:
Other operating expenses	120,718	111,852	112,164
Litigation and other losses (gains), net	1,111	(1,990)	(9,476)
Depreciation and amortization	38,213	31,499	25,135
Goodwill impairment charges (2)	253,093	—	—
Other expense, net	15,048	15,077	19,933
Income (loss) from continuing operations before taxes	$(222,504)	$59,157	$83,565

(1)
During 2015, we wound down the businesses within our All Other operating segment, which consisted of our public sector consulting practice and our foreign consulting operations based in the Middle East. We did not generate any revenues from our All Other segment during 2016 and 2017.

(2)
The goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

N/M – Not Meaningful
N/A – Not Applicable

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	As of December 31,
Segment Assets:	2017	2016	2015
Healthcare	$70,097	$69,274	$84,088
Education	31,367	33,094	28,192
Business Advisory	58,217	43,151	29,609
Unallocated assets (1)	877,247	1,007,696	1,017,654
Total assets	$1,036,928	$1,153,215	$1,159,543

(1)
Unallocated assets includes goodwill and intangible assets and our convertible debt investment, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources. Refer to Note 5 “Goodwill and Intangible Assets" and Note 12 "Fair Value of Financial Instruments" for further information on these assets.

For the years ended December 31, 2017, 2016, and 2015, substantially all of our revenues and long-lived assets were attributed to or located in the United States.
At December 31, 2017 and 2016, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the years ended December 31, 2017, 2016, and 2015, no single client generated greater than 10% of our consolidated revenues.
19. Valuation and Qualifying Accounts
The table below sets forth the changes in the carrying amount of our allowances for doubtful accounts and unbilled services and valuation allowance for deferred tax assets for the years ended December 31, 2017, 2016, and 2015.

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2015:
Allowances for doubtful accounts and unbilled services	$14,129	40,003	37,246	$16,886
Valuation allowance for deferred tax assets	$2,431	1,212	1,401	$2,242
Year ended December 31, 2016:
Allowances for doubtful accounts and unbilled services	$16,886	48,901	44,528	$21,259
Valuation allowance for deferred tax assets	$2,242	113	1,729	$626
Year ended December 31, 2017:
Allowances for doubtful accounts and unbilled services	$21,259	43,888	40,648	$24,499
Valuation allowance for deferred tax assets	$626	793	172	$1,247

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

20. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
2017	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$188,849	$181,418	$176,376	$185,927
Reimbursable expenses	16,950	20,930	17,982	19,313
Total revenues and reimbursable expenses	205,799	202,348	194,358	205,240
Gross profit	70,203	64,981	59,847	71,540
Operating income (loss)	14,149	(200,575)	6,098	(27,128)
Net income (loss) from continuing operations	5,155	(150,482)	4,132	(29,310)
Income (loss) from discontinued operations, net of tax	143	309	238	(302)
Net income (loss)	5,298	(150,173)	4,370	(29,612)
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.24	$(7.00)	$0.19	$(1.36)
Income (loss) from discontinued operations, net of tax	0.01	0.01	0.01	(0.02)
Net income (loss)	$0.25	$(6.99)	$0.20	$(1.38)
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.24	$(7.00)	$0.19	$(1.36)
Income (loss) from discontinued operations, net of tax	0.01	0.01	0.01	(0.02)
Net income (loss)	$0.25	$(6.99)	$0.20	$(1.38)
Weighted average shares used in calculating earnings per share:
Basic	21,239	21,492	21,505	21,515
Diluted	21,474	21,492	21,622	21,515

	Quarter Ended
2016	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$180,489	$184,259	$183,400	$178,124
Reimbursable expenses	16,561	18,982	19,093	17,076
Total revenues and reimbursable expenses	197,050	203,241	202,493	195,200
Gross profit	65,180	77,138	71,131	60,090
Operating income	14,376	28,209	23,240	8,409
Net income from continuing operations	6,866	16,139	12,288	4,187
Income (loss) from discontinued operations, net of tax	(864)	(970)	4	(33)
Net income	6,002	15,169	12,292	4,154
Net earnings per basic share:
Net income from continuing operations	$0.33	$0.77	$0.58	$0.20
Income (loss) from discontinued operations, net of tax	(0.05)	(0.05)	—	—
Net income	$0.28	$0.72	$0.58	$0.20
Net earnings per diluted share:
Net income from continuing operations	$0.32	$0.76	$0.57	$0.19
Income (loss) from discontinued operations, net of tax	(0.04)	(0.05)	—	—
Net income	$0.28	$0.71	$0.57	$0.19
Weighted average shares used in calculating earnings per share:
Basic	21,114	21,061	21,076	21,083
Diluted	21,460	21,376	21,445	21,473