Form 10-Q
period 2018-03-31
Huron Consulting Group Inc.
filed 2018-05-01
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 24, 2018, 22,414,016 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$6,436	$16,909
Receivables from clients, net	106,046	101,778
Unbilled services, net	75,950	57,618
Income tax receivable	4,073	4,039
Prepaid expenses and other current assets	13,633	10,951
Total current assets	206,138	191,295
Property and equipment, net	43,835	45,541
Deferred income taxes, net	15,134	16,752
Long-term investment	42,831	39,904
Other non-current assets	30,445	25,375
Intangible assets, net	66,503	72,311
Goodwill	646,367	645,750
Total assets	$1,051,253	$1,036,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,851	$9,194
Accrued expenses and other current liabilities	21,473	20,144
Accrued payroll and related benefits	49,292	73,698
Accrued contingent consideration for business acquisitions	9,415	8,515
Deferred revenues	24,525	27,916
Total current liabilities	112,556	139,467
Non-current liabilities:
Deferred compensation and other liabilities	22,074	20,895
Accrued contingent consideration for business acquisitions, net of current portion	14,666	14,313
Long-term debt, net of current portion	378,210	342,507
Deferred lease incentives	15,137	15,333
Deferred income taxes, net	1,140	1,097
Total non-current liabilities	431,227	394,145
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,933,923 and 24,560,468 shares issued at March 31, 2018 and December 31, 2017, respectively	243	241
Treasury stock, at cost, 2,519,883 and 2,443,577 shares at March 31, 2018 and December 31, 2017, respectively	(123,235)	(121,994)
Additional paid-in capital	438,325	434,256
Retained earnings	179,135	180,443
Accumulated other comprehensive income	13,002	10,370
Total stockholders’ equity	507,470	503,316
Total liabilities and stockholders’ equity	$1,051,253	$1,036,928

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues and reimbursable expenses:
Revenues	$193,679	$188,849
Reimbursable expenses	17,619	16,950
Total revenues and reimbursable expenses	211,298	205,799
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	132,786	115,741
Amortization of intangible assets and software development costs	1,218	2,986
Reimbursable expenses	17,549	16,869
Total direct costs and reimbursable expenses	151,553	135,596
Operating expenses and other losses
Selling, general and administrative expenses	47,078	46,856
Restructuring charges	712	279
Other losses	830	—
Depreciation and amortization	8,803	8,919
Total operating expenses and other losses	57,423	56,054
Operating income	2,322	14,149
Other income (expense), net:
Interest expense, net of interest income	(4,986)	(4,004)
Other income (expense), net	(145)	758
Total other expense, net	(5,131)	(3,246)
Income (loss) from continuing operations before taxes	(2,809)	10,903
Income tax expense	413	5,748
Net income (loss) from continuing operations	(3,222)	5,155
Income (loss) from discontinued operations, net of tax	(42)	143
Net income (loss)	$(3,264)	$5,298
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$(0.15)	$0.24
Income (loss) from discontinued operations, net of tax	—	0.01
Net income (loss)	$(0.15)	$0.25
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$(0.15)	$0.24
Income (loss) from discontinued operations, net of tax	—	0.01
Net income (loss)	$(0.15)	$0.25
Weighted average shares used in calculating earnings per share:
Basic	21,592	21,239
Diluted	21,592	21,474
Comprehensive income (loss):
Net income (loss)	$(3,264)	$5,298
Foreign currency translation adjustments, net of tax	34	424
Unrealized gain on investment, net of tax	2,166	1,777
Unrealized gain on cash flow hedging instruments, net of tax	432	45
Other comprehensive income	2,632	2,246
Comprehensive income (loss)	$(632)	$7,544
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	24,098,822	$241	(2,591,135)	$(121,994)	$434,256	$180,443	$10,370	$503,316
Comprehensive income (loss)						(3,264)	2,632	(632)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	198,546	2	34,177	1,443	(1,445)			—
Exercise of stock options	10,000	—			234			234
Share-based compensation					5,280			5,280
Shares redeemed for employee tax withholdings			(75,832)	(2,684)				(2,684)
Cumulative-effect adjustment from adoption of ASC 606						1,956		1,956
Balance at March 31, 2018	24,307,368	$243	(2,632,790)	$(123,235)	$438,325	$179,135	$13,002	$507,470
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,264)	$5,298
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,021	11,931
Share-based compensation	4,483	3,939
Amortization of debt discount and issuance costs	2,615	2,482
Allowances for doubtful accounts and unbilled services	201	1,346
Deferred income taxes	—	7,316
Change in fair value of contingent consideration liabilities	830	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients, net	(4,452)	6,663
(Increase) decrease in unbilled services, net	(15,991)	(14,282)
(Increase) decrease in current income tax receivable / payable, net	(805)	(2,026)
(Increase) decrease in other assets	(3,753)	(828)
Increase (decrease) in accounts payable and accrued liabilities	901	4,701
Increase (decrease) in accrued payroll and related benefits	(23,633)	(43,317)
Increase (decrease) in deferred revenues	(3,416)	(1,615)
Net cash used in operating activities	(36,263)	(18,392)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,369)	(6,503)
Investment in life insurance policies	(1,455)	(133)
Purchases of businesses, net of cash acquired	(215)	(101,817)
Capitalization of internally developed software costs	(728)	(265)
Proceeds from note receivable	—	177
Net cash used in investing activities	(3,767)	(108,541)
Cash flows from financing activities:
Proceeds from exercise of stock options	234	—
Shares redeemed for employee tax withholdings	(2,684)	(4,181)
Proceeds from borrowings under credit facility	91,500	179,000
Repayments of debt	(58,124)	(51,000)
Payments for debt issuance costs	(1,385)	(395)
Payments of contingent consideration liabilities	—	(873)
Net cash provided by financing activities	29,541	122,551
Effect of exchange rate changes on cash	16	22
Net decrease in cash and cash equivalents	(10,473)	(4,360)
Cash and cash equivalents at beginning of the period	16,909	17,027
Cash and cash equivalents at end of the period	$6,436	$12,667
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$1,937	$4,130
Contingent consideration related to business acquisitions	$212	$15,489
Common stock issued related to a business acquisition	$—	$9,560
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2018 and 2017. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
On January 1, 2018, we adopted Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. Below is an update to our revenue recognition and capitalized sales commissions accounting policies as a result of the adoption. Refer to Note 3 "New Accounting Pronouncements" for additional information on the adoption of ASU 2014-09.
Revenue Recognition
We generate substantially all of our revenues from providing professional services to our clients. We also generate revenues from software licenses, software support, maintenance and subscriptions to our cloud-based analytic tools and solutions, speaking engagements, conferences, and publications. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, we allocate the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on our overall pricing objectives, taking into consideration market conditions and other factors.
Revenue is recognized when control of the goods and services provided are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services using the following steps: 1) identify the contract, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue as or when we satisfy the performance obligations.
We typically satisfy our performance obligations for professional services over time as the related services are provided. The performance obligations related to software support, maintenance and subscriptions to our cloud-based analytic tools and solutions are typically satisfied evenly over the course of the service period. Other performance obligations, such as certain software licenses, speaking engagements, conferences, and publications, are satisfied at a point in time.
We generate our revenues under four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Studer Group solution are fixed-fee partner contracts with multiple performance obligations, which primarily consist of coaching services, as well as speaking engagements, conferences, publications and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts, including speaking engagements, conferences and publications, are recognized at the time the goods or services are provided. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.
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
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense arrangements as the related services or goods are provided, using the right to invoice practical expedient which allows us to recognize revenue in the amount that we have a right to invoice based on the number of hours worked and the agreed upon hourly rates or the value of the speaking engagements, conferences or publications purchased by our clients.
In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. We recognize revenue under performance-based billing arrangements using the following steps: 1) estimate variable consideration using a probability-weighted assessment of the fees to be earned, 2) apply a constraint to the estimated variable consideration to limit the amount that could be reversed when the uncertainty is resolved (the “constraint”), and 3) recognize revenue of estimated variable consideration, net of the constraint, based on work completed to-date versus our estimates of the total services to be provided under the engagement.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are billed in advance and included in deferred revenues until recognized.
Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts. Expense reimbursements that are billable to clients are included in total revenues and reimbursable expenses. Under fixed-fee billing arrangements, we estimate the total amount of reimbursable expenses to be incurred over the course of the engagement and recognize the estimated amount as revenue using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Under time-and-expense billing arrangements we recognize reimbursable expenses as revenue as the related services are provided, using the right to invoice practical expedient. Reimbursable expenses are recognized as expenses in the period in which the expense is incurred. Subcontractors that are billed to clients at cost are also included in reimbursable expenses. When billings do not specifically identify reimbursable expenses, we allocate the portion of the billings equivalent to these expenses to reimbursable expenses.
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the accompanying consolidated balance sheets. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenues recognized, but for which we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval, must occur, are recorded as contract assets and included within unbilled services. Client prepayments and retainers are classified as deferred revenues and recognized over future periods as earned in accordance with the applicable engagement agreement.
Capitalized Sales Commissions
Sales commissions earned by our sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions with an expected amortization period greater than one year are deferred and amortized on a straight-line basis over the period of the associated contract. We elected to apply the practical expedient to expense sales commissions as incurred when the expected amortization period is one year or less. Amortization expense is recorded to direct costs. During the three months ended March 31, 2018, the amount of capitalized sales commissions amortized was not material. Unamortized sales commissions were $0.3 million as of March 31, 2018.
3. New Accounting Pronouncements
Recently Adopted
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments to the guidance improve and simplify rules for hedge accounting to better present the economic results of an entity’s risk management activities in its financial statements and improve the disclosures of hedging arrangements. Additionally, ASU

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

2017-12 simplifies the hedge documentation and effectiveness assessment requirements. We elected to early adopt this ASU effective January 1, 2018. The adoption of this guidance did not have an impact on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. We adopted this ASU effective January 1, 2018. The adoption of this guidance did not have an impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606, which superseded ASC 605. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 effective January 1, 2018 on a modified retrospective basis to all open contracts, as modified, as of that date. Adoption of the new standard resulted in changes to our accounting policy for revenue recognition, most notably for performance-based billing arrangements, and sales commissions. Refer to Note 2 "Basis of Presentation" for additional information on our new accounting policies related to revenue recognition and capitalized sales commissions. Adopting ASC 606 on a modified retrospective basis had no impact on our consolidated financial statements in the prior periods presented. Upon adoption, we recorded a $2.0 million cumulative-effect adjustment to record a net increase to retained earnings for the portion of performance-based billing arrangements that have been earned as of the adoption date but for which we had not recognized as revenue under previous revenue recognition guidance, the capitalization of sales commissions paid on open contracts as of the adoption date, and the related tax effects. The impact of the cumulative effect adjustment on our consolidated balance sheet upon adoption was as follows:

	As of December 31, 2017	Cumulative Effect Adjustment	As of January 1, 2018
Assets
Unbilled services, net (1)	$57,618	$2,369	$59,987
Prepaid expenses and other current assets	$10,951	$104	$11,055
Deferred income taxes, net	$16,752	$(687)	$16,065
Other non-current assets	$25,375	$170	$25,545

Equity
Retained earnings	$180,443	$1,956	$182,399

(1)
The cumulative effect adjustment related to the portion of performance-based billing arrangements that have been earned as of the adoption date but for which we had not recognized as revenue under previous revenue recognition guidance was recorded as a contract asset within unbilled services, net on our consolidated balance sheet. Refer to Note 6 "Revenues" for additional information on our contract assets.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The impact of adoption on our consolidated balance sheet and income statement as of and for the three months ended March 31, 2018 was as follows:

Balance Sheet	As of March 31, 2018
	As reported under ASC 606	As computed under ASC 605	Effect of Adoption Increase/(Decrease)
Assets
Receivables from clients, net	$106,046	$105,725	$321
Unbilled services, net	$75,950	$68,444	$7,506
Income tax receivable	$4,073	$5,427	$(1,354)
Prepaid expenses and other current assets	$13,633	$13,500	$133
Deferred income taxes, net	$15,134	$15,821	$(687)
Other non-current assets	$30,445	$30,235	$210

Liabilities
Deferred revenues	$24,525	$24,204	$321

Equity
Retained earnings	$179,135	$173,327	$5,808

Statement of Operations	Three Months Ended March 31, 2018
	As reported under ASC 606	As computed under ASC 605	Effect of Adoption Increase/(Decrease)
Revenues (1)	$193,679	$188,541	$5,138
Direct costs	$132,786	$132,854	$(68)

Loss from continuing operations before taxes	$(2,809)	$(8,015)	$5,206
Income tax expense (benefit)	413	(941)	1,354
Loss from continuing operations	$(3,222)	$(7,074)	$3,852

Earnings (loss) per share from continuing operations - basic	$(0.15)	$(0.33)	$0.18
Earnings (loss) per share from continuing operations - diluted	$(0.15)	$(0.33)	$0.18

(1)	The increase in revenues due to the adoption of ASC 606 relates to revenue recognized for performance-based fee billing arrangements within our Healthcare segment.
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

4. Acquisitions
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
Innosight’s results of operations have been included in our unaudited consolidated statements of operations and results of operations of our Business Advisory segment from the date of acquisition. For the three months ended March 31, 2018, revenues from Innosight were $11.5 million and operating loss was $0.5 million, which included $0.8 million of amortization expense for intangible assets acquired. For the three months ended March 31, 2017, revenues from Innosight were $5.2 million and operating income was $1.2 million, which included $0.8 million of amortization expense for intangible assets acquired. In connection with the acquisition of Innosight, we incurred $1.7 million of transaction and acquisition-related expenses. Of the $1.7 million of expense, $1.4 million was incurred in the first quarter of 2017 and $0.3 million was incurred in the second quarter in 2017. These costs are recorded in selling, general and administrative expenses.
The following unaudited supplemental pro forma information summarizes the combined results of operations of Huron and Innosight for the three months ended March 31, 2017 as though the companies were combined on January 1, 2016.

Three Months Ended March 31, 2017
Revenues	$197,974
Net income from continuing operations	$8,079
Net income from continuing operations per share - basic	$0.38
Net income from continuing operations per share - diluted	$0.37
The historical financial information has been adjusted to give effect to pro forma adjustments consisting of intangible asset amortization expense, acquisition-related costs, interest expense, and the related income tax effects, which totaled $0.9 million of additional expense for the three months ended March 31, 2017. Additionally, the historical financial information has been adjusted to give effect to the shares issued as consideration. All of these adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2016. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

5. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2018.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2017:
Goodwill	$636,810	$302,187	$102,829	$1,041,826
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2017	428,729	114,192	102,829	645,750
Goodwill recorded in connection with business acquisitions	—	172	—	172
Foreign currency translation	—	445	—	445
Goodwill, net as of March 31, 2018	$428,729	$114,809	$102,829	$646,367
Intangible Assets
Intangible assets as of March 31, 2018 and December 31, 2017 consisted of the following:

		As of March 31, 2018		As of December 31, 2017
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 13	$106,396	$55,673	$106,195	$51,588
Trade names	2 to 6	29,016	20,003	29,016	18,915
Customer contracts	1 to 4	25,097	24,798	25,154	24,751
Technology and software	3 to 5	5,694	1,715	9,340	5,098
Non-compete agreements	3 to 5	5,163	2,914	5,163	2,637
Publishing content	3	—	—	3,300	3,163
Favorable lease contract	3	720	480	720	425
Total		$172,086	$105,583	$178,888	$106,577
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
Intangible asset amortization expense was $6.3 million and $8.7 million for the three months ended March 31, 2018 and 2017, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2018 and each of the five succeeding years for the definite-lived intangible assets recorded as of March 31, 2018.

Year Ending December 31,	Estimated Amortization Expense
2018	$24,000
2019	$17,364
2020	$12,200
2021	$8,091
2022	$6,092
2023	$3,512
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

6. Revenues
For the three months ended March 31, 2018 and 2017, we recognized total revenues of $193.7 million and $188.8 million, respectively. Of the $193.7 million recognized in the first quarter of 2018, we recognized revenues of $5.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $3.1 million was primarily due to the release of allowances on unbilled services due to securing contract amendments and $2.8 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements.
As of March 31, 2018, we had $47.9 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $47.9 million of performance obligations, we expect to recognize approximately $36.4 million as revenue in 2018, $8.2 million in 2019, and the remaining $3.3 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.

Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance within unbilled services, net was $5.1 million as of March 31, 2018 and $2.4 million as of January 1, 2018, upon adoption of ASC 606. The $2.7 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms. Refer to Note 3 "New Accounting Pronouncements" for additional information on the adoption of ASC 606.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of March 31, 2018 and December 31, 2017, was $24.5 million and $27.9 million, respectively. The $3.4 million decrease primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three months ended March 31, 2018, $14.0 million of revenues recognized were included in the deferred revenue balance as of December 31, 2017.

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
Earnings (loss) per share under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2018	2017
Net income (loss) from continuing operations	$(3,222)	$5,155
Income (loss) from discontinued operations, net of tax	(42)	143
Net income (loss)	$(3,264)	$5,298

Weighted average common shares outstanding – basic	21,592	21,239
Weighted average common stock equivalents	—	235
Weighted average common shares outstanding – diluted	21,592	21,474

Net earnings per basic share:
Net income (loss) from continuing operations	$(0.15)	$0.24
Income from discontinued operations, net of tax	—	0.01
Net income (loss)	$(0.15)	$0.25

Net earnings per diluted share:
Net income (loss) from continuing operations	$(0.15)	$0.24
Income from discontinued operations, net of tax	—	0.01
Net income (loss)	$(0.15)	$0.25
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of March 31,
	2018	2017
Unvested restricted stock awards	723	92
Outstanding common stock options	184	—
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	7,165	6,350
See Note 8 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2018 (the “Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased during the first quarter of 2018 and 2017. As of March 31, 2018, $35.1 million remains available for share repurchases.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

8. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	March 31, 2018	December 31, 2017
1.25% convertible senior notes due 2019	$235,470	$233,140
Senior secured credit facility	138,500	105,000
Promissory note due 2024	4,744	4,868
Total long-term debt	$378,714	$343,008
Current maturities of debt (1)	(504)	(501)
Long-term debt, net of current portion	$378,210	$342,507

(1)	The current maturities of debt are included as a component of accrued expenses and other current liabilities on our consolidated balance sheets.
Below is a summary of the scheduled remaining principal payments of our debt as of March 31, 2018.

Principal Payments of Long-Term Debt
2018	$377
2019	$250,515
2020	$529
2021	$544
2022	$559
Thereafter	$140,721
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
We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of March 31, 2018, the remaining life of the Convertible Notes is 1.5 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
As of March 31, 2018 and December 31, 2017, the Convertible Notes consisted of the following:

	March 31, 2018	December 31, 2017
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(12,647)	(14,668)
Less: debt issuance costs, net of amortization	(1,883)	(2,192)
Net carrying amount	$235,470	$233,140
Equity component (1)	$39,287	$39,287

(1)	Included in additional paid-in capital on the consolidated balance sheet.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended March 31,
	2018	2017
Contractual interest coupon	$781	$781
Amortization of debt discount	2,021	1,928
Amortization of debt issuance costs	309	304
Total interest expense	$3,111	$3,013
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
Senior Secured Credit Facility
The Company has a $500 million five-year senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the "Amended Credit Agreement"), that becomes due and payable in full upon maturity on March 23, 2023. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $150 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $650 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.50 to 1.00 to 4.00 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At March 31, 2018, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.77 to 1.00 and a Consolidated Interest Coverage Ratio of 10.00 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at March 31, 2018 totaled $138.5 million. These borrowings carried a weighted average interest rate of 4.3%, including the effect of the interest rate swap described in Note 10 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2017 were $105.0 million and carried a weighted average interest rate of 3.7%, including the effect of the interest rate swap described in Note 10 “Derivative Instrument and Hedging Activity." The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2018, we had outstanding letters of credit totaling $1.9 million, which are primarily used as security deposits for our office facilities. As of March 31, 2018, the unused borrowing capacity under the revolving credit facility was $359.6 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At March 31, 2018, the outstanding principal amount of the promissory note was $4.7 million. As of March 31, 2018, the aircraft had a carrying amount of $6.3 million. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million, and the aircraft had a carrying amount of $6.5 million.
9. Restructuring Charges
Restructuring charges for the three months ended March 31, 2018 and 2017, totaled $0.7 million and $0.3 million, respectively. The $0.7 million charge incurred in the first quarter of 2018 primarily related to updated lease assumptions for our San Francisco office vacated in the third quarter of 2017. The $0.3 million charge incurred in the first quarter of 2017 primarily related to updated lease assumptions for our New York office.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the three months ended March 31, 2018.

	Employee Costs	Office Space Reductions	Total
Balance as of December 31, 2017	$1,267	$4,247	$5,514
Adjustments (1)	3	774	777
Payments	(1,002)	(741)	(1,743)
Balance as of March 31, 2018	$268	$4,280	$4,548

(1)
Adjustments for the three months ended March 31, 2018 include a restructuring charge of $0.1 million related to updated lease assumptions for vacated office spaces directly related to discontinued operations.

As of March 31, 2018, our restructuring charge liability related to office space reductions of $4.3 million represented the present value of remaining lease payments, net of estimated sublease income, primarily for our vacated office spaces in Washington, D.C., Houston, San Francisco, and Chicago. This restructuring charge liability is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. All of the $0.3 million restructuring charge liability related to employee costs at March 31, 2018 is expected to be paid in the next 12 months. The restructuring charge liability related to employee costs is included as a component of accrued payroll and related benefits.
10. Derivative Instrument and Hedging Activity
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated this derivative instrument as a cash flow hedge. Therefore, changes in the fair value of the derivative instrument are recorded to other comprehensive income (“OCI”) and reclassified into interest expense upon settlement. As of March 31, 2018, it was anticipated that $0.1 million of the gains, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to the interest rate swap designated as a cash flow hedging instrument as of March 31, 2018 and December 31, 2017.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	March 31, 2018	December 31, 2017
Prepaid expenses and other current assets	$113	$—
Other non-current assets	$1,003	$581
Accrued expenses	$—	$48
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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
Interest rate swap	$—	$1,116	$—	$1,116
Promissory note	—	—	1,064	1,064
Convertible debt investment	—	—	42,831	42,831
Deferred compensation assets	—	19,046	—	19,046
Total assets	$—	$20,162	$43,895	$64,057
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$24,081	$24,081
Total liabilities	$—	$—	$24,081	$24,081
December 31, 2017
Assets:
Interest rate swap	$—	$533	$—	$533
Promissory note	—	—	1,078	1,078
Convertible debt investment	—	—	39,904	39,904
Deferred compensation assets	—	17,786	—	17,786
Total assets	$—	$18,319	$40,982	$59,301
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$22,828	$22,828
Total liabilities	$—	$—	$22,828	$22,828
Interest rate swaps: The fair value of our interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and a discount rate reflecting the risks involved.
Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, we received a $3.5 million promissory note payable over four years. During the fourth quarter of 2017, we amended and restated the note which established scheduled annual principal payments, increased the interest rate, reduced the outstanding principal amount by $0.5 million, and extended the maturity date to September 30, 2020. The scheduled principal payments will be paid to us annually until the maturity date of September 30, 2020, at which time the remaining principal balance and any accrued interest is due. The fair value of the note is based on the net present value of the projected cash flows using a discount rate of 10%, which accounts for the risks associated with the amended note. This fair value

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

measurement is based on significant inputs not observable in the market and thus represent Level 3 inputs. As of March 31, 2018, $0.4 million is recorded in prepaid expenses and other current assets and represents the present value of the payments expected to be received in the next 12 months, and the remaining $0.7 million is recorded in other non-current assets. As of March 31, 2018, there was $1.0 million principal amount outstanding under the promissory note.
The table below sets forth the changes in the balance of the promissory note for the three months ended March 31, 2018.

Promissory Note
Balance as of December 31, 2017	$1,078
Interest payments received	(40)
Change in fair value of promissory note	26
Balance as of March 31, 2018	$1,064
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
The table below sets forth the changes in the balance of the convertible debt investment for the three months ended March 31, 2018.

Convertible Debt Investment
Balance as of December 31, 2017	$39,904
Change in fair value of convertible debt investment	2,927
Balance as of March 31, 2018	$42,831
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Actual results may differ from our estimates. The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the three months ended March 31, 2018.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2017	$22,828
Remeasurement of contingent consideration for business acquisitions	830
Acquisition	212
Unrealized loss due to foreign currency translation	211
Balance as of March 31, 2018	$24,081
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
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$235,470	$236,298	$233,140	$232,578
The differences between the $250 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of March 31, 2018 and December 31, 2017, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 8 “Financing Arrangements” for additional information on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended March 31, 2018 and December 31, 2017.
Based on the closing price of our common stock of $38.10 on March 31, 2018, the if-converted value of the Convertible Notes was less than the principal amount.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

12. Other Comprehensive Income
The tables below set forth the components of other comprehensive income, net of tax, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income:
Foreign currency translation adjustments	$34	$—	$34	$424	$—	$424
Unrealized gain on investment	$2,927	$(761)	$2,166	$2,894	$(1,117)	$1,777
Unrealized gain on cash flow hedges:
Change in fair value	$545	$(141)	$404	$38	$(14)	$24
Reclassification adjustments into earnings	38	(10)	28	36	(15)	21
Net unrealized gain	$583	$(151)	$432	$74	$(29)	$45
Other comprehensive income	$3,544	$(912)	$2,632	$3,392	$(1,146)	$2,246
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2017	$1,149	$8,812	$409	$10,370
Current period change	34	2,166	432	2,632
Balance, March 31, 2018	$1,183	$10,978	$841	$13,002
13. Income Taxes
For the three months ended March 31, 2018, our effective tax rate was (14.7)% as we recognized income tax expense from continuing operations of $0.4 million on pre-tax loss from continuing operations of $2.8 million. The effective tax rate of (14.7)% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to discrete tax expense for share-based compensation awards that vested during the quarter and which had an unfavorable impact of 43.7% on the effective tax rate.
For the three months ended March 31, 2017, our effective tax rate was 52.7% as we recognized income tax expense of $5.7 million on pre-tax income from continuing operations of $10.9 million. The effective tax rate for the three months ended March 31, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to discrete tax expense for share-based compensation which had an unfavorable impact of 14.5% related to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. The less favorable effective tax rate was also due to certain non-deductible business expenses, partially offset by certain credits and deductions.
As of March 31, 2018, we had $0.8 million of unrecognized tax benefits which would affect the effective tax rate of continuing operations if recognized.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Guarantees
Guarantees in the form of letters of credit totaling $1.9 million were outstanding at both March 31, 2018 and December 31, 2017, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of March 31, 2018 and December 31, 2017, the total estimated fair value of our contingent consideration liabilities was $24.1 million and $22.8 million, respectively.
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
15. Segment Information
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker, who is our chief executive officer, manages the business under three operating segments, which are our reportable segments: Healthcare, Business Advisory, and Education.
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
We help organizations transform and innovate their delivery model to focus on patient wellness by improving quality outcomes, minimizing care variation and fundamentally improving patient and population health. Our consultants partner with clients to help build and sustain today’s business to invest in the future by reducing complexity, improving operational efficiency and growing market share. We enable the healthcare of the future by identifying, integrating and optimizing technology investments to collect data that transforms care delivery and improves patient outcomes. We also develop future leaders capable of driving meaningful operational and organizational change and who transform the patient experience.

•	Business Advisory
Our Business Advisory segment provides services to large and middle market organizations, not-for-profit organizations, lending institutions, law firms, investment banks and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, as well as creditors, equity owners, and other key constituents. Our Business Advisory professionals resolve complex business issues and enhance client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. Our Enterprise Solutions and Analytics professionals deliver technology and analytic solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our Strategy and Innovation professionals collaborate with clients across a range of industries to identify new growth opportunities, build new ventures and capabilities, and accelerate organizational change. Our Life Sciences professionals provide strategic solutions to help pharmaceutical, medical device, and biotechnology companies deliver more value to patients, payers, and providers, and comply with regulations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

•	Education
Our Education segment provides management consulting and technology solutions to higher education institutions and academic medical centers. We partner with clients to address challenges relating to business and technology strategy, financial management, operational and organizational effectiveness, research administration, and regulatory compliance. Our institutional strategy, market research, budgeting and financial management, business operations and student life cycle management solutions align missions with business priorities, improve quality and reduce costs institution-wide. Our technology strategy, enterprise applications, and analytic solutions transform and optimize operations, deliver time and cost savings, and enhance the student experience. Our research enterprise solutions assist clients in identifying and implementing institutional research strategy, optimizing clinical research operations, improving financial management and cost reimbursement, improving service to faculty, and mitigating risk compliance.
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
The table below sets forth information about our operating segments for the three months ended March 31, 2018 and 2017, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended March 31,
	2018	2017
Healthcare:
Revenues	$89,895	$98,452
Operating income	$24,460	$34,150
Segment operating income as a percentage of segment revenues	27.2%	34.7%
Business Advisory:
Revenues	$55,895	$48,116
Operating income	$8,998	$9,866
Segment operating income as a percentage of segment revenues	16.1%	20.5%
Education:
Revenues	$47,889	$42,281
Operating income	$11,425	$11,515
Segment operating income as a percentage of segment revenues	23.9%	27.2%
Total Company:
Revenues	$193,679	$188,849
Reimbursable expenses	17,619	16,950
Total revenues and reimbursable expenses	$211,298	$205,799

Segment operating income	$44,883	$55,531
Items not allocated at the segment level:
Other operating expenses	32,928	32,463
Other losses	830	—
Depreciation and amortization	8,803	8,919
Other expense, net	5,131	3,246
Income (loss) from continuing operations before taxes	$(2,809)	$10,903

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments.

	Three months ended March 31, 2018
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$60,269	$22,420	$11,306	$93,995
Time and expense	12,789	31,337	33,442	77,568
Performance-based	10,191	909	—	11,100
Software support, maintenance and subscriptions	6,646	1,229	3,141	11,016
Total	$89,895	$55,895	$47,889	$193,679

Employee Type (1)
Revenue generated by full-time billable consultants	$59,273	$53,416	$41,632	$154,321
Revenue generated by full-time equivalents	30,622	2,479	6,257	39,358
Total	$89,895	$55,895	$47,889	$193,679

Timing of Revenue Recognition
Revenue recognized over time	$88,341	$55,895	$46,585	$190,821
Revenue recognized at a point in time	1,554	—	1,304	2,858
Total	$89,895	$55,895	$47,889	$193,679

(1)
Full-time billable consultants consist of our full-time professionals who provide consulting services to our clients and are billable to our clients based on the number of hours worked. Full-time equivalent professionals consist of our cultural transformation consultants within our Studer Group solution, which include coaches and their support staff, as well as consultants who work variable schedules as needed by our clients and full-time employees who provide software support and maintenance services to our clients.

At March 31, 2018 and December 31, 2017, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the three months ended March 31, 2018 and 2017, no single client generated greater than 10% of our consolidated revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future requirements and needs, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
OVERVIEW
Our Business
Huron is a global professional services firm committed to achieving sustainable results in partnership with its clients. We bring a depth of expertise in strategy, technology, operations, advisory services, and analytics to drive lasting and measurable results in the healthcare, higher education, life sciences and commercial sectors.
We provide professional services through three operating segments: Healthcare, Business Advisory, and Education.

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
We help organizations transform and innovate their delivery model to focus on patient wellness by improving quality outcomes, minimizing care variation and fundamentally improving patient and population health. Our consultants partner with clients to help build and sustain today’s business to invest in the future by reducing complexity, improving operational efficiency and growing market share. We enable the healthcare of the future by identifying, integrating and optimizing technology investments to collect data that transforms care delivery and improves patient outcomes. We also develop future leaders capable of driving meaningful operational and organizational change and who transform the patient experience.

•	Business Advisory
Our Business Advisory segment provides services to large and middle market organizations, not-for-profit organizations, lending institutions, law firms, investment banks and private equity firms. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, as well as creditors, equity owners, and other key constituents. Our Business Advisory professionals resolve complex business issues and enhance client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. Our Enterprise Solutions and Analytics professionals deliver technology and analytic solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our Strategy and Innovation professionals collaborate with clients across a range of industries to identify new growth opportunities, build new ventures and capabilities, and accelerate organizational change. Our Life Sciences professionals provide strategic solutions to help pharmaceutical, medical device, and biotechnology companies deliver more value to patients, payers, and providers, and comply with regulations.

•	Education
Our Education segment provides management consulting and technology solutions to higher education institutions and academic medical centers. We partner with clients to address challenges relating to business and technology strategy, financial management, operational and organizational effectiveness, research administration, and regulatory compliance. Our institutional strategy, market research, budgeting and financial management, business operations and student life cycle management solutions align missions with business priorities, improve quality and reduce costs institution-wide. Our technology strategy, enterprise applications, and analytic solutions transform and optimize operations, deliver time and cost savings, and enhance the student experience. Our research enterprise solutions assist clients in identifying and implementing institutional research strategy, optimizing clinical research operations, improving financial management and cost reimbursement, improving service to faculty, and mitigating risk compliance.
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
We generate our revenues from providing professional services under four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. In these engagements, it is the client’s expectation that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Studer Group solution are fixed-fee partner contracts with multiple performance obligations, which primarily consist of coaching services, as well as speaking engagements, conferences, publications and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts, including speaking engagements, conferences and publications, are recognized at the time the goods or services are provided.
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
Fixed-fee engagements represented 48.5% and 45.5% of our revenues for the three months ended March 31, 2018 and 2017, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 40.1% and 43.0% of our revenues for the three months ended March 31, 2018 and 2017, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our fixed-fee or time-and-expense engagements. Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis and began recognizing revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned, and recognizing that estimate over the length of the contract using a proportionate performance approach. Prior to adopting ASC 606 in 2018, we recognized revenues under performance-based billing arrangements when all related performance criteria were met. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" for additional information on our adoption of ASC 606. Performance-based fee revenues represented 5.7% and 6.5% of our revenues for the three months ended March 31, 2018 and 2017, respectively. Refer to our Segment Results discussed below for additional information on the impact of ASC 606 on our performance-based fee revenues.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are billed in advance and included in deferred revenues until recognized. Software support, maintenance and subscription revenues represented 5.7% and 5.0% of our revenues for the three months ended March 31, 2018 and 2017, respectively.
Our quarterly results are impacted principally by our full-time consultants’ utilization rate, the bill rates we charge our clients, and the number of our revenue-generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period.
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

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2018	2017
Healthcare:
Revenues	$89,895	$98,452
Operating income	$24,460	$34,150
Segment operating income as a percentage of segment revenues	27.2%	34.7%
Business Advisory:
Revenues	$55,895	$48,116
Operating income	$8,998	$9,866
Segment operating income as a percentage of segment revenues	16.1%	20.5%
Education:
Revenues	$47,889	$42,281
Operating income	$11,425	$11,515
Segment operating income as a percentage of segment revenues	23.9%	27.2%
Total Company:
Revenues	$193,679	$188,849
Reimbursable expenses	17,619	16,950
Total revenues and reimbursable expenses	$211,298	$205,799
Statements of Operations reconciliation:
Segment operating income	$44,883	$55,531
Items not allocated at the segment level:
Other operating expenses	32,928	32,463
Other losses	830	—
Depreciation and amortization	8,803	8,919
Total operating income	2,322	14,149
Other expense, net	(5,131)	(3,246)
Income (loss) from continuing operations before income tax expense	(2,809)	10,903
Income tax expense	413	5,748
Net income (loss) from continuing operations	$(3,222)	$5,155
Earnings (loss) per share from continuing operations:
Basic	$(0.15)	$0.24
Diluted	$(0.15)	$0.24

	Three Months Ended March 31,
Other Operating Data:	2018	2017
Number of full-time billable consultants (at period end) (1):
Healthcare	792	857
Business Advisory	783	680
Education	568	478
Total	2,143	2,015
Average number of full-time billable consultants (for the period) (1):
Healthcare	780	867
Business Advisory	784	627
Education	562	471
Total	2,126	1,965
Full-time billable consultant utilization rate (2):
Healthcare	81.3%	72.3%
Business Advisory	66.1%	75.2%
Education	75.0%	74.9%
Total	73.7%	73.9%
Full-time billable consultant average billing rate per hour (3):
Healthcare	$202	$228
Business Advisory	$187	$199
Education	$207	$218
Total	$198	$216
Revenue per full-time billable consultant (in thousands):
Healthcare	$76	$76
Business Advisory	$68	$73
Education	$74	$78
Total	$73	$76
Average number of full-time equivalents (for the period) (4):
Healthcare	208	216
Business Advisory	16	20
Education	40	40
Total	264	276
Revenue per full-time equivalent (in thousands):
Healthcare	$148	$150
Business Advisory	$153	$105
Education	$155	$146
Total	$149	$146

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Revenues	$193,679	$188,849
Net income (loss) from continuing operations	$(3,222)	$5,155
Add back:
Income tax expense	413	5,748
Interest expense, net of interest income	4,986	4,004
Depreciation and amortization	10,021	11,905
Earnings before interest, taxes, depreciation and amortization (EBITDA)	12,198	26,812
Add back:
Other losses	830	—
Restructuring charges	712	279
Foreign currency transaction losses (gains), net	(53)	17
Adjusted EBITDA	$13,687	$27,108
Adjusted EBITDA as a percentage of revenues	7.1%	14.4%

	Three Months Ended March 31,
	2018	2017
Net income (loss) from continuing operations	$(3,222)	$5,155
Weighted average shares - diluted	21,592	21,474
Diluted earnings (loss) per share from continuing operations	$(0.15)	$0.24
Add back:
Amortization of intangible assets	6,303	8,652
Non-cash interest on convertible notes	2,021	1,928
Other losses	830	—
Restructuring charges	712	279
Tax effect	(2,565)	(4,192)
Tax expense related to the enactment of Tax Cut and Jobs Act of 2017	132	—
Total adjustments, net of tax	7,433	6,667
Adjusted net income from continuing operations	$4,211	$11,822
Adjusted weighted average shares - diluted	21,813	21,474
Adjusted diluted earnings per share from continuing operations	$0.19	$0.55

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
Other losses: We have excluded the effects of remeasurement losses related to contingent acquisition liabilities to permit comparability with periods that were not impacted by these items.
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
Tax expense related to the enactment of Tax Cuts and Jobs Act of 2017 ("2017 Tax Reform"): We have excluded the impact of the 2017 Tax Reform, which was enacted in the fourth quarter of 2017. In the first quarter of 2018, we recorded an adjustment to our estimated one-time income tax expense related to the transition tax on accumulated foreign earnings. The exclusion of the 2017 Tax Reform impact permits comparability with prior periods.
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
Adjusted weighted average shares - diluted: As we reported a net loss for the three months ended March 31, 2018, GAAP diluted weighted average shares outstanding equals the basic weighted average shares outstanding for that period. For the three months ended March 31, 2018, the non-GAAP adjustments described above resulted in an adjusted net income from continuing operations. Therefore, we included the dilutive common stock equivalents in the calculation of adjusted diluted weighted average shares outstanding for that period.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues
Revenues increased $4.8 million, or 2.6%, to $193.7 million for the first quarter of 2018 from $188.8 million for the first quarter of 2017. First quarter 2018 revenues included $6.4 million of incremental revenues due to the full quarter impact of our acquisition of Innosight, which was completed in March 2017, as well as revenues from our acquisition of the international assets of ADI Strategies, which was completed in April 2017 and has since been fully integrated into the Business Advisory segment.
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis, which resulted in changes to our accounting policy for revenue recognition, most notably for performance-based billing arrangements. During the first quarter of 2018, performance-based fee revenue was $11.1 million compared to $12.2 million in the same prior year period. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606.
Of the overall $4.8 million increase in revenues, $5.8 million was attributable to an increase in revenues from our full-time billable consultants, partially offset by a $1.0 million decrease in revenues attributable to our full-time equivalents.
The increase in full-time billable consultant revenues reflected an increase in the average number of billable consultants, partially offset by a decrease in the average billing rate for the first quarter of 2018 compared to the same prior year period. As discussed below in Segment Results, the increase in full-time billable consultant revenues primarily reflected our acquisition of Innosight and strengthened demand for our services in the Education segment, partially offset by a decreased demand for our services in the Healthcare segment.

The decrease in full-time equivalent revenues was primarily attributable to a decrease in revenue from our Studer Group solution, partially offset by an increased use of contractors in our Healthcare segment, as discussed below in Segment Results.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $15.3 million, or 12.9%, to $134.0 million in the three months ended March 31, 2018, from $118.7 million in the three months ended March 31, 2017. The $15.3 million increase primarily related to a $9.5 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in our Business Advisory and Education segments, partially offset by headcount reductions in our Healthcare segment. Additional increases included a $5.9 million increase in performance bonus expense for our revenue-generating professionals and a $1.1 million increase in contractor expense. These increases were partially offset by a $1.9 million decrease in amortization of intangible assets. As a percentage of revenues, our total direct costs increased to 69.2% during the first quarter of 2018 compared to 62.9% during the first quarter of 2017, primarily due to the items described above.
Total direct costs for the three months ended March 31, 2018 included $1.2 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $3.0 million of amortization expense for the same prior year period. The $1.8 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization, and the customer contracts acquired in our Innosight acquisition which were fully amortized in 2017. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses
Selling, general and administrative expenses increased slightly by $0.2 million, or 0.5%, to $47.1 million in the first quarter of 2018 from $46.9 million in the first quarter of 2017. Selling, general and administrative expenses for the first quarter of 2018 included an incremental $2.6 million of expenses due to the full quarter impact of the Innosight acquisition. The overall $0.2 million increase primarily related to a $1.0 million increase in performance bonus expense for our support personnel, a $0.9 million increase in practice administration and meetings expenses, a $0.5 million increase in promotion and sponsorship expenses, and a $0.5 million increase in facilities and other office-related expenses. These increases were largely offset by a $1.4 million decrease in legal expenses and a $1.2 million decrease in salaries and related expenses for our support personnel. As a percentage of revenues, selling, general and administrative expenses decreased to 24.3% during the first quarter of 2018 compared to 24.8% during the first quarter of 2017, primarily due to the items described above.
Restructuring charges for the first quarter of 2018 totaled $0.7 million, compared to $0.3 million for the first quarter of 2017. The $0.7 million charge incurred in the first quarter of 2018 primarily related to updated lease assumptions for our San Francisco office vacated in the third quarter of 2017. The $0.3 million charge incurred in the first quarter of 2017 primarily related to updated lease assumptions for our New York office. See Note 9 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Other losses totaled $0.8 million for the three months ended March 31, 2018, and represent increases in the estimated fair values of our liabilities for contingent consideration payments related to business acquisitions. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense was $8.8 million in the three months ended March 31, 2018 compared to $8.9 million in the three months ended March 31, 2017. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, trade names, and non-compete agreements acquired in connection with our business acquisitions. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Income
Operating income decreased $11.8 million to $2.3 million in the first quarter of 2018 from $14.1 million in the first quarter of 2017. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 1.2% in the three months ended March 31, 2018, compared to 7.5% in the three months ended March 31, 2017. The decrease in operating margin was primarily attributable to the increases in salaries and related expenses and performance bonus expense for our revenue-generating professionals, all as a percentage of revenues.
Other Expense, Net
Total other expense, net increased by $1.9 million to $5.1 million in the first quarter of 2018 from $3.2 million in the first quarter of 2017. The increase in total other expense, net was attributable to a $0.2 million loss in the first quarter of 2018 on the market value of our investments that are used to fund our deferred compensation liability, compared to a $0.8 million gain in the first quarter of 2017, as well as a $1.0 million increase in interest expense, net of interest income, which was primarily due to higher interest rates under our credit facility during the first quarter of 2018 compared to the first quarter of 2017.

Income Tax Expense
For the three months ended March 31, 2018, our effective tax rate was (14.7)% as we recognized income tax expense from continuing operations of $0.4 million on pre-tax loss from continuing operations of $2.8 million. The effective tax rate of (14.7)% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to discrete tax expense for share-based compensation awards that vested during the quarter and which had an unfavorable impact of 43.7% on the effective tax rate.
For the three months ended March 31, 2017, our effective tax rate was 52.7% as we recognized income tax expense of $5.7 million on pre-tax income from continuing operations of $10.9 million. The effective tax rate for the three months ended March 31, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to discrete tax expense for share-based compensation which had an unfavorable impact of 14.5% related to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. The less favorable effective tax rate was also due to certain non-deductible business expenses, partially offset by certain credits and deductions.
Net Income (Loss) from Continuing Operations
Net income from continuing operations decreased by $8.4 million to a net loss from continuing operations of $3.2 million for the three months ended March 31, 2018, from net income from continuing operations of $5.2 million for the same period last year. As a result of the decrease in net income from continuing operations, diluted loss per share from continuing operations for the first quarter of 2018 was $0.15 compared to diluted earnings per share from continuing operations of $0.24 for the first quarter of 2017.
EBITDA and Adjusted EBITDA
EBITDA decreased $14.6 million to $12.2 million for the three months ended March 31, 2018 from $26.8 million for the three months ended March 31, 2017. Adjusted EBITDA decreased $13.4 million to $13.7 million in the first quarter of 2018 from $27.1 million in the first quarter of 2017. The decrease in EBITDA and adjusted EBITDA was primarily due to the decrease in segment operating income, as discussed below in Segment Results.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations decreased $7.6 million to $4.2 million in the first quarter of 2018 compared to $11.8 million in the first quarter of 2017. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.19 for the first quarter of 2018, compared to $0.55 for the first quarter of 2017.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $8.6 million, or 8.7%, to $89.9 million for the first quarter of 2018 from $98.5 million for the first quarter of 2017.
During the three months ended March 31, 2018, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 67.0%, 14.2%, 11.4%, and 7.4% of this segment’s revenues, respectively, compared to 66.1%, 15.2%, 11.9%, and 6.8% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $8.6 million decrease in revenues, $6.8 million was attributable to a decrease in revenues from our full-time billable consultants and $1.8 million was attributable to a decrease in revenue generated by our full-time equivalents.
The decrease in revenue attributable to our full-time billable consultants reflected decreases in the average billing rate and average number of full-time billable consultants, partially offset by an increase in the consultant utilization rate. Performance-based fee revenue was $10.2 million for the first quarter of 2018, and was recognized in accordance with ASC 606, Revenue from Contracts with Customers which was adopted on a modified retrospective basis on January 1, 2018. Performance-based fee revenue for the first quarter of 2017 was $11.7 million, and was recognized in accordance with ASC 605. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
The decrease in revenue attributable to our full-time equivalents was primarily driven by a decreased demand for our Studer Group solution, partially offset by an increased use of contractors, and reflected decreases in the average number of full-time equivalents and revenue per full-time equivalent.

Operating Income
Healthcare segment operating income decreased $9.7 million, or 28.4%, to $24.5 million for the three months ended March 31, 2018 from $34.2 million for the three months ended March 31, 2017. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 27.2% for the first quarter of 2018 from 34.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in performance bonus expense and salaries and related expenses for our revenue-generating professionals, both as a percentage of revenues, as well as increases in contractor expense and practice administration and meetings expenses. These decreases to the operating margin were partially offset by a decrease in intangible asset amortization expense as a percentage of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $7.8 million, or 16.2%, to $55.9 million for the first quarter of 2018 from $48.1 million for the first quarter of 2017. First quarter 2018 revenues included $6.4 million of incremental revenues due to the full quarter impact of our acquisition of Innosight, which was completed in March 2017, as well as revenues from our acquisition of the international assets of ADI Strategies, which was completed in April 2017 and has since been fully integrated into the Business Advisory segment.
During the three months ended March 31, 2018, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 40.1%, 56.1%, 1.6%, and 2.2% of this segment’s revenues, respectively, compared to 29.0%, 69.5%, 0.4%, and 1.1% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $0.9 million for the first quarter of 2018, compared to $0.2 million for the same prior year period. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $7.8 million increase in revenues, $7.4 million was attributable to our full-time billable consultants and $0.4 million was attributable to our full-time equivalents. The increase in revenue from our full-time billable consultants was largely driven by our acquisitions of Innosight and the international assets of ADI Strategies, and reflected an increase in the average number of full-time billable consultants, partially offset by decreases in the consultant utilization rate and the average billing rate. The increase in revenue from our full-time equivalents reflected an increase in revenue per full-time equivalent, partially offset by a decrease in the average number of full-time equivalents in the first quarter of 2018 compared to the same prior year period.
Operating Income
Business Advisory segment operating income decreased by $0.9 million, or 8.8%, to $9.0 million for the three months ended March 31, 2018 from $9.9 million for the three months ended March 31, 2017. Segment operating margin decreased to 16.1% for the first quarter of 2018 from 20.5% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in performance bonus expense and salaries and related expenses for our revenue-generating professionals, as well as an increase in promotion and sponsorship expenses, all as a percentage of revenues, partially offset by decreases in salaries and related expenses for our support personnel, amortization of intangible assets, and practice administration and meetings expenses.
Education
Revenues
Education segment revenues increased $5.6 million, or 13.3%, to $47.9 million for the first quarter of 2018 from $42.3 million for the first quarter of 2017.
During the three months ended March 31, 2018, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 23.6%, 69.8%, and 6.6% of this segment’s revenues, respectively. During the three months ended March 31, 2017, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 16.1%, 77.8%, 0.6%, and 5.5% of this segment’s revenues, respectively.
Of the overall $5.6 million increase in revenues, $5.1 million was attributable to our full-time billable consultants and $0.5 million was attributable to our full-time equivalents. The increase in revenue attributable to our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by a decrease in the average billing rate in the first quarter of 2018 compared to the same prior year period. The increase in revenue from our full-time equivalents reflected an increase in revenue per full-time equivalent in the first quarter of 2018 compared to the same prior year period.

Operating Income
Education segment operating income was $11.4 million for the three months ended March 31, 2018 compared to $11.5 million for the three months ended March 31, 2017. Segment operating margin decreased to 23.9% for the first quarter of 2018 from 27.2% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues, as well as an increase in practice administration and meetings expenses as a percentage of revenues These increases were partially offset by decreases in salaries and related expenses for our support personnel and share-based compensation expense for our revenue-generating professionals.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $10.5 million, from $16.9 million at December 31, 2017 to $6.4 million at March 31, 2018. As of March 31, 2018, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2018	2017
Net cash used in operating activities	$(36,263)	$(18,392)
Net cash used in investing activities	(3,767)	(108,541)
Net cash provided by financing activities	29,541	122,551
Effect of exchange rate changes on cash	16	22
Net decrease in cash and cash equivalents	$(10,473)	$(4,360)
Operating Activities
Net cash used in operating activities totaled $36.3 million and $18.4 million for the three months ended March 31, 2018 and 2017, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The decrease in cash provided by operations for the first three months of 2018 compared to the same prior year period was primarily attributable to a decrease in cash collections from clients and lower net income, partially offset by a decrease in the amount paid for annual performance bonuses during the first quarter of 2018 compared to the first quarter of 2017.
Investing Activities
Net cash used in investing activities was $3.8 million and $108.5 million for the three months ended March 31, 2018 and 2017, respectively.
The use of cash in the first three months of 2018 primarily consisted of $1.5 million for contributions to our life insurance policies which fund our deferred compensation plan; $1.4 million for purchases of property and equipment, primarily related to purchases of computers and related equipment; and $0.7 million for payments related to internally developed software.
The use of cash in the first three months of 2017 primarily consisted of $101.8 million for the purchases of businesses and $6.5 million for purchases of property and equipment, primarily related to leasehold improvements and purchases of furniture and fixtures for new office spaces in certain locations.
We estimate that cash utilized for purchases of property and equipment in 2018 will be approximately $15.0 million, primarily consisting of information technology related equipment to support our corporate infrastructure, software development costs, and leasehold improvements.
Financing Activities
Net cash provided by financing activities was $29.5 million for the three months ended March 31, 2018. During the first three months of 2018, we borrowed $91.5 million under our credit facility, primarily to fund our annual performance bonus payment, and made repayments on our credit facility of $58.0 million.
Net cash provided by financing activities was $122.6 million for the three months ended March 31, 2017. During the first three months of 2017, we borrowed $179.0 million under our credit facility, primarily to fund our acquisitions of Innosight and Pope Woodhead and our annual performance bonus payment, and made repayments on our credit facility of $51.0 million.

Share Repurchase Program
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2018 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased in the first quarter of 2018 or 2017. As of March 31, 2018, $35.1 million remains available for share repurchases.
Financing Arrangements
At March 31, 2018, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding, $138.5 million outstanding under our senior secured credit facility, and $4.7 million outstanding under a promissory note, as discussed below.
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
Senior Secured Credit Facility
The Company has a $500 million senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the "Amended Credit Agreement"), that becomes due and payable in full upon maturity on March 23, 2023. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $150 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $650 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.50 to 1.00 to 4.00 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to

1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At March 31, 2018, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.77 to 1.00 and a Consolidated Interest Coverage Ratio of 10.00 to 1.00.
The Amended Credit Agreement contains restricted payment provisions, including a potential limit on the amount of dividends we may pay. Pursuant to the terms of the Amended Credit Agreement, if our Consolidated Leverage Ratio is greater than 3.00, the amount of dividends and other Restricted Payments (as defined in the Amended Credit Agreement) we may pay is limited to an amount up to $75 million plus 50% of cumulative consolidated net income (as defined in the Amended Credit Agreement) from the closing date of the Amended Credit Agreement plus 50% of the net cash proceeds from equity issuances after the closing date of the Amended Credit Agreement.
Borrowings outstanding under the Amended Credit Agreement at March 31, 2018 totaled $138.5 million. These borrowings carried a weighted average interest rate of 4.3%, including the impact of the interest rate swap in effect as of March 31, 2018 and described in Note 10 “Derivative Instrument and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2017 were $105.0 million and carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap in effect as of December 31, 2017. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2018, we had outstanding letters of credit totaling $1.9 million, which are primarily used as security deposits for our office facilities. As of March 31, 2018, the unused borrowing capacity under the revolving credit facility was $359.6 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At March 31, 2018, the outstanding principal amount of the promissory note was $4.7 million. As of March 31, 2018, the aircraft had a carrying amount of $6.3 million. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million, and the aircraft had a carrying amount of $6.5 million.
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
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017.
On March 23, 2018, we entered into a third amendment (the "Third Amendment") to the Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the "Amended Credit Facility"). The Third Amendment extended the maturity date from March 31, 2020 to March 23, 2023. In addition, the Third Amendment provided for, among other things, i) an increase in the allowable aggregate amount of increases to the Aggregate Revolving Commitments or new or additional term loans from $100 million to $150 million; ii) an increase in the base amount of allowable Restricted Payments when the Consolidated Leverage Ratio is greater than 3.00 to 1.0 from $50 million to $75 million; iii) an increase in the maximum Consolidated Leverage Ratio allowed; and iv) certain changes to the definition of Consolidated EBITDA. Borrowings outstanding under the Amended Credit Agreement at March 31, 2018 totaled $138.5 million.
The capitalized terms above are defined in the Credit Agreement or Third Amendment, as applicable. Refer to “Liquidity and Capital Resources” and Note 8 “Financing Arrangements” within the notes to the consolidated financial statements for more information on our outstanding borrowings.
There have been no other material changes to our contractual obligations since December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. Below is an update to our critical accounting policy related to revenue recognition. There have been no material changes to our other critical accounting policies during the first three months of 2018.
Revenue Recognition
We generate substantially all of our revenues from providing professional services to our clients. We also generate revenues from software licenses, software support, maintenance and subscriptions to our cloud-based analytic tools and solutions, speaking engagements, conferences, and publications. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, we allocate the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on our overall pricing objectives, taking into consideration market conditions and other factors.
Revenue is recognized when control of the goods and services provided are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services using the following steps: 1) identify the contract, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue as or when we satisfy the performance obligations.
We typically satisfy our performance obligations for professional services over time as the related services are provided. The performance obligations related to software support, maintenance and subscriptions to our cloud-based analytic tools and solutions are typically satisfied evenly over the course of the service period. Other performance obligations, such as certain software licenses, speaking engagements, conferences, and publications, are satisfied at a point in time.
We generate our revenues under four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Studer Group solution are fixed-fee partner contracts with multiple performance obligations, which primarily consist of coaching services, as well as speaking engagements, conferences, publications and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts, including speaking engagements, conferences and publications, are recognized at the time the goods or services are provided. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.
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
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense arrangements as the related services or goods are provided, using the right to invoice practical expedient which allows us to recognize revenue in the amount that we have a right to invoice based on the number of hours worked and the agreed upon hourly rates or the value of the speaking engagements, conferences or publications purchased by our clients.

In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. We recognize revenue under performance-based billing arrangements using the following steps: 1) estimate variable consideration using a probability-weighted assessment of the fees to be earned, 2) apply a constraint to the estimated variable consideration to limit the amount that could be reversed when the uncertainty is resolved (the “constraint”), and 3) recognize revenue of estimated variable consideration, net of the constraint, based on work completed to-date versus our estimates of the total services to be provided under the engagement.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are billed in advance and included in deferred revenues until recognized.
Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts. Expense reimbursements that are billable to clients are included in total revenues and reimbursable expenses. Under fixed-fee billing arrangements, we estimate the total amount of reimbursable expenses to be incurred over the course of the engagement and recognize the estimated amount as revenue using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Under time-and-expense billing arrangements we recognize reimbursable expenses as revenue as the related services are provided, using the right to invoice practical expedient. Reimbursable expenses are recognized as expenses in the period in which the expense is incurred. Subcontractors that are billed to clients at cost are also included in reimbursable expenses. When billings do not specifically identify reimbursable expenses, we allocate the portion of the billings equivalent to these expenses to reimbursable expenses.
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the accompanying consolidated balance sheets. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenues recognized, but for which we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval, must occur, are recorded as contract assets and included within unbilled services. Client prepayments and retainers are classified as deferred revenues and recognized over future periods as earned in accordance with the applicable engagement agreement.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 “New Accounting Pronouncements” within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $235.5 million as of March 31, 2018, which represents the liability component of the $250.0 million principal balance. The estimated fair value of our Convertible Notes at March 31, 2018 was $236.3 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended March 31, 2018, which was $94.519 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At March 31, 2018, we had borrowings outstanding under the credit facility totaling $138.5 million that carried a weighted average interest rate of 4.3%, including the impact of the interest rate swap described below. A hypothetical 100 basis point change in this interest rate would have a $0.9 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap. At December 31, 2017, our borrowings outstanding under the credit facility totaled $105.0 million and carried a weighted average interest rate of 3.7%, including the effect of the interest rate swap described below. A hypothetical 100 basis point change in the interest rate as of December 31, 2017 would have had a $0.6 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At March 31, 2018, the outstanding principal amount of the promissory note was $4.7 million and carried an interest rate of 3.6%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income, on an annualized basis. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million and carried an interest rate of 3.2%. A hypothetical 100 basis point change in the interest rate as of December 31, 2017 would not have a material effect on our pretax income, on an annualized basis.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of March 31, 2018, the fair value of the investment was $42.8 million, with a total cost basis of $27.9 million.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission on February 28, 2018, for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2018, we reacquired 75,832 shares of common stock with a weighted average fair market value of $35.39 as a result of such tax withholdings.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $125 million of our common stock and which expires on October 31, 2018 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements. The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1, 2018 - January 31, 2018	3,412	$40.45	—	$35,143,546
February 1, 2018 - February 28, 2018	—	$—	—	$35,143,546
March 1, 2018 - March 31, 2018	72,420	$35.15	—	$35,143,546
Total	75,832	$35.39	—

(1)
The number of shares repurchased for each period represents shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.

(2)	As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Amendment No. 3 of the Credit Agreement, dated as of March 23, 2018, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	3/29/2018
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	May 1, 2018	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer