Form 10-Q
period 2018-06-30
Huron Consulting Group Inc.
filed 2018-07-31
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 24, 2018, 22,465,985 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10,452	$16,909
Receivables from clients, net	105,095	101,778
Unbilled services, net	78,227	57,618
Income tax receivable	2,540	4,039
Prepaid expenses and other current assets	13,552	10,951
Total current assets	209,866	191,295
Property and equipment, net	42,958	45,541
Deferred income taxes, net	13,952	16,752
Long-term investment	47,099	39,904
Other non-current assets	30,783	25,375
Intangible assets, net	59,690	72,311
Goodwill	645,655	645,750
Total assets	$1,050,003	$1,036,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,570	$9,194
Accrued expenses and other current liabilities	20,461	20,144
Accrued payroll and related benefits	69,219	73,698
Accrued contingent consideration for business acquisitions	7,197	8,515
Deferred revenues	29,480	27,916
Total current liabilities	135,927	139,467
Non-current liabilities:
Deferred compensation and other liabilities	22,457	20,895
Accrued contingent consideration for business acquisitions, net of current portion	4,829	14,313
Long-term debt, net of current portion	352,438	342,507
Deferred lease incentives	14,544	15,333
Deferred income taxes, net	1,069	1,097
Total non-current liabilities	395,337	394,145
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,987,534 and 24,560,468 shares issued at June 30, 2018 and December 31, 2017, respectively	244	241
Treasury stock, at cost, 2,521,246 and 2,443,577 shares at June 30, 2018 and December 31, 2017, respectively	(123,215)	(121,994)
Additional paid-in capital	441,813	434,256
Retained earnings	184,507	180,443
Accumulated other comprehensive income	15,390	10,370
Total stockholders’ equity	518,739	503,316
Total liabilities and stockholders’ equity	$1,050,003	$1,036,928

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues and reimbursable expenses:
Revenues	$197,544	$181,418	$391,223	$370,267
Reimbursable expenses	20,733	20,930	38,352	37,880
Total revenues and reimbursable expenses	218,277	202,348	429,575	408,147
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	127,574	113,669	260,360	229,410
Amortization of intangible assets and software development costs	968	2,745	2,186	5,731
Reimbursable expenses	20,915	20,953	38,464	37,822
Total direct costs and reimbursable expenses	149,457	137,367	301,010	272,963
Operating expenses and other gains, net
Selling, general and administrative expenses	45,488	43,705	92,566	90,561
Restructuring charges	1,984	3,669	2,696	3,948
Litigation and other gains, net	(6,707)	(1,102)	(5,877)	(1,102)
Depreciation and amortization	8,917	9,684	17,720	18,603
Goodwill impairment charge	—	209,600	—	209,600
Total operating expenses and other gains, net	49,682	265,556	107,105	321,610
Operating income (loss)	19,138	(200,575)	21,460	(186,426)
Other income (expense), net:
Interest expense, net of interest income	(5,022)	(4,927)	(10,008)	(8,931)
Other income (expense), net	(5,693)	1,516	(5,838)	2,274
Total other expense, net	(10,715)	(3,411)	(15,846)	(6,657)
Income (loss) from continuing operations before taxes	8,423	(203,986)	5,614	(193,083)
Income tax expense (benefit)	2,561	(53,504)	2,974	(47,756)
Net income (loss) from continuing operations	5,862	(150,482)	2,640	(145,327)
Income (loss) from discontinued operations, net of tax	(490)	309	(532)	452
Net income (loss)	$5,372	$(150,173)	$2,108	$(144,875)
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.27	$(7.00)	$0.12	$(6.80)
Income (loss) from discontinued operations, net of tax	(0.02)	0.01	(0.02)	0.02
Net income (loss)	$0.25	$(6.99)	$0.10	$(6.78)
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.27	$(7.00)	$0.12	$(6.80)
Income (loss) from discontinued operations, net of tax	(0.02)	0.01	(0.02)	0.02
Net income (loss)	$0.25	$(6.99)	$0.10	$(6.78)
Weighted average shares used in calculating earnings per share:
Basic	21,709	21,492	21,651	21,366
Diluted	21,918	21,492	21,866	21,366
Comprehensive income (loss):
Net income (loss)	$5,372	$(150,173)	$2,108	$(144,875)
Foreign currency translation adjustments, net of tax	(954)	802	(920)	1,226
Unrealized gain (loss) on investment, net of tax	3,159	(1,246)	5,325	531
Unrealized gain (loss) on cash flow hedging instruments, net of tax	183	(72)	615	(27)
Other comprehensive income (loss)	2,388	(516)	5,020	1,730
Comprehensive income (loss)	$7,760	$(150,689)	$7,128	$(143,145)
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	24,098,822	$241	(2,591,135)	$(121,994)	$434,256	$180,443	$10,370	$503,316
Comprehensive income						2,108	5,020	7,128
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	206,480	2	34,095	1,499	(1,501)			—
Exercise of stock options	20,000	1			468			469
Share-based compensation					8,590			8,590
Shares redeemed for employee tax withholdings			(76,715)	(2,720)				(2,720)
Cumulative-effect adjustment from adoption of ASC 606						1,956		1,956
Balance at June 30, 2018	24,325,302	$244	(2,633,755)	$(123,215)	$441,813	$184,507	$15,390	$518,739
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,108	$(144,875)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,394	24,705
Share-based compensation	9,117	7,601
Amortization of debt discount and issuance costs	5,155	5,031
Goodwill impairment charge	—	209,600
Allowances for doubtful accounts and unbilled services	390	1,292
Deferred income taxes	—	(52,685)
Loss (gain) on sale of businesses	5,831	(931)
Change in fair value of contingent consideration liabilities	(3,350)	(1,102)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in receivables from clients, net	(5,384)	10,948
(Increase) decrease in unbilled services, net	(19,693)	(7,751)
(Increase) decrease in current income tax receivable / payable, net	600	959
(Increase) decrease in other assets	(4,140)	(2,951)
Increase (decrease) in accounts payable and accrued liabilities	(996)	6,976
Increase (decrease) in accrued payroll and related benefits	(4,736)	(32,426)
Increase (decrease) in deferred revenues	1,617	(1,105)
Net cash provided by operating activities	6,913	23,286
Cash flows from investing activities:
Purchases of property and equipment, net	(5,131)	(15,287)
Investment in life insurance policies	(1,689)	(1,826)
Purchases of businesses, net of cash acquired	(215)	(103,456)
Capitalization of internally developed software costs	(2,149)	(528)
Proceeds from note receivable	1,040	177
Divestitures of businesses	(1,862)	1,499
Net cash used in investing activities	(10,006)	(119,421)
Cash flows from financing activities:
Proceeds from exercise of stock options	469	—
Shares redeemed for employee tax withholdings	(2,720)	(4,259)
Proceeds from borrowings under credit facility	139,300	205,500
Repayments of debt	(134,049)	(106,500)
Payments for debt issuance costs	(1,385)	(395)
Payments of contingent consideration liabilities	(4,906)	(1,811)
Net cash provided by (used in) financing activities	(3,291)	92,535
Effect of exchange rate changes on cash	(73)	165
Net decrease in cash and cash equivalents	(6,457)	(3,435)
Cash and cash equivalents at beginning of the period	16,909	17,027
Cash and cash equivalents at end of the period	$10,452	$13,592
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$1,483	$4,657
Promissory note assumed for purchase of property and equipment	$—	$5,113
Contingent consideration related to business acquisitions	$212	$15,489
Common stock issued related to a business acquisition	$—	$9,560
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1. Description of Business
Huron is a global consultancy that helps clients drive growth, enhance performance and sustain leadership in the markets they serve. We partner with clients to develop strategies and implement solutions that enable the transformative change our clients need to own their future.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2018 and 2017. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2018. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
In the second quarter of 2018, we identified an error on our previously reported consolidated balance sheet and statement of operations as of and for the three months ended March 31, 2018 which increased revenues and unbilled services, net by $0.6 million and net income by $0.4 million. This error related to the application of the proportionate performance approach for recognizing revenues for fixed-fee engagements in our Middle East practice within the Business Advisory segment. This error was corrected in the second quarter of 2018 by decreasing revenues and unbilled services, net by $0.6 million, and resulted in a $0.4 million decrease to net income in the second quarter of 2018. This error, which was not material to the first or second quarter of 2018 results, had no impact on our consolidated balance sheet or statement of operations as of and for the six months ended June 30, 2018.
On January 1, 2018, we adopted Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. Below is an update to our revenue recognition and capitalized sales commissions accounting policies as a result of the adoption. Refer to Note 3 "New Accounting Pronouncements" for additional information on the adoption of ASU 2014-09.
Revenue Recognition
We generate substantially all of our revenues from providing professional services to our clients. We also generate revenues from software licenses; software support, maintenance and subscriptions to our cloud-based analytic tools and solutions; speaking engagements; conferences; and publications. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, we allocate the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on our overall pricing objectives, taking into consideration market conditions and other factors.
Revenue is recognized when control of the goods and services provided are transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services using the following steps: 1) identify the contract, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue as or when we satisfy the performance obligations.
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
Capitalized Sales Commissions
Sales commissions earned by our sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions with an expected amortization period greater than one year are deferred and amortized on a straight-line basis over the period of the associated contract. We elected to apply the practical expedient to expense sales commissions as incurred when the expected amortization period is one year or less. Amortization expense is recorded to direct costs. During the three and six months ended June 30, 2018, the amount of capitalized sales commissions amortized was not material. Unamortized sales commissions were $0.4 million as of June 30, 2018.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

3. New Accounting Pronouncements
Recently Adopted
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments to the guidance improve and simplify rules for hedge accounting to better present the economic results of an entity’s risk management activities in its financial statements and improve the disclosures of hedging arrangements. Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements. We elected to early adopt this ASU effective January 1, 2018. The adoption of this guidance did not have an impact on our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606, which superseded ASC 605, Revenue Recognition. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 effective January 1, 2018 on a modified retrospective basis to all open contracts, as modified, as of that date. Adoption of the new standard resulted in changes to our accounting policy for revenue recognition, most notably for performance-based billing arrangements, and sales commissions. Refer to Note 2 "Basis of Presentation" for additional information on our new accounting policies for revenue recognition and capitalized sales commissions. Adopting ASC 606 on a modified retrospective basis had no impact on our consolidated financial statements in the prior periods presented. Upon adoption, we recorded a $2.0 million cumulative-effect adjustment to record a net increase to retained earnings for the portion of performance-based billing arrangements that have been earned as of the adoption date but for which we had not recognized as revenue under previous revenue recognition guidance, the capitalization of sales commissions paid on open contracts as of the adoption date, and the related tax effects. The impact of the cumulative effect adjustment on our consolidated balance sheet upon adoption was as follows:

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The impact of adoption on our consolidated balance sheet as of June 30, 2018 and consolidated statements of operations for the three and six months ended June 30, 2018 was as follows:

Balance Sheet	As of June 30, 2018
	As reported under ASC 606	As computed under ASC 605	Effect of Adoption Increase/(Decrease)
Assets
Receivables from clients, net	$105,095	$104,893	$202
Unbilled services, net	$78,227	$69,199	$9,028
Income tax receivable	$2,540	$4,292	$(1,752)
Prepaid expenses and other current assets	$13,552	$13,409	$143
Deferred income taxes, net	$13,952	$14,639	$(687)
Other non-current assets	$30,783	$30,571	$212

Liabilities
Deferred revenues	$29,480	$29,278	$202

Equity
Retained earnings	$184,507	$177,563	$6,944

Statement of Operations	Three Months Ended June 30, 2018
	As reported under ASC 606	As computed under ASC 605	Effect of Adoption Increase/(Decrease)
Revenues (1)	$197,544	$196,023	$1,521
Direct costs	$127,574	$127,587	$(13)

Income from continuing operations before taxes	$8,423	$6,889	$1,534
Income tax expense	2,561	2,163	398
Income from continuing operations	$5,862	$4,726	$1,136

Earnings per share from continuing operations - basic	$0.27	$0.22	$0.05
Earnings per share from continuing operations - diluted	$0.27	$0.22	$0.05

	Six Months Ended June 30, 2018
	As reported under ASC 606	As computed under ASC 605	Effect of Adoption Increase/(Decrease)
Revenues (1)	$391,223	$384,564	$6,659
Direct costs	$260,360	$260,441	$(81)

Income (loss) from continuing operations before taxes	$5,614	$(1,126)	$6,740
Income tax expense	2,974	1,222	1,752
Income (loss) from continuing operations	$2,640	$(2,348)	$4,988

Earnings (loss) per share from continuing operations - basic	$0.12	$(0.11)	$0.23
Earnings (loss) per share from continuing operations - diluted	$0.12	$(0.11)	$0.23

(1)	The increase in revenues due to the adoption of ASC 606 relates to revenue recognized for performance-based fee billing arrangements within our Healthcare segment.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Not Yet Adopted
In March 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or a straight-line basis over the term of the lease. ASU 2016-02 will be effective for us beginning January 1, 2019, with early adoption permitted. Entities are required to use a modified retrospective transition method for existing leases. We have substantially completed our inventory of outstanding lease agreements and are currently evaluating the potential impact this guidance will have on our consolidated financial statements.
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
The acquisition date fair value of the consideration transferred for Innosight was $113.6 million, which consisted of the following:

Fair value of consideration transferred	March 1, 2017
Cash	$90,725
Common stock	9,560
Contingent consideration liability	12,050
Net working capital adjustment	1,272
Total consideration transferred	$113,607
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

March 1, 2017
Assets acquired:
Accounts receivable	$7,752
Unbilled services	1,881
Prepaid expenses and other current assets	468
Property and equipment	419
Intangible assets	18,015
Liabilities assumed:
Accounts payable	531
Accrued expenses and other current liabilities	894
Accrued payroll and related benefits	883
Deferred revenues	30
Total identifiable net assets	26,197
Goodwill	87,410
Total purchase price	$113,607
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date.

	Fair Value	Useful Life (in years)
Customer relationships	$9,500	6
Trade name	6,000	6
Customer contracts	1,000	1
Non-compete agreements	1,300	5
Favorable lease contract	215	1
Total intangible assets subject to amortization	$18,015
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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues	$181,418	$379,392
Net loss from continuing operations	$(150,190)	$(142,092)
Net loss from continuing operations per share - basic	$(6.99)	$(6.63)
Net loss from continuing operations per share - diluted	$(6.99)	$(6.63)
The historical financial information has been adjusted to give effect to pro forma adjustments of intangible asset amortization expense, acquisition-related costs, interest expense, and the related income tax effects. For the three and six months ended June 30, 2017, the unaudited pro forma adjustments decreased expense by $0.3 million and increased expense by $0.5 million, respectively. Additionally, the historical financial information has been adjusted to give effect to the shares issued as consideration. All of these adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2016. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.
5. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2018.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2017:
Goodwill	$636,810	$302,187	$102,829	$1,041,826
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2017	428,729	114,192	102,829	645,750
Goodwill recorded in connection with business acquisitions	—	186	—	186
Foreign currency translation	—	(281)	—	(281)
Goodwill, net as of June 30, 2018	$428,729	$114,097	$102,829	$645,655
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
Our goodwill impairment test was performed by comparing the fair value of the Healthcare reporting unit with its carrying value and recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. To estimate the fair value of the Healthcare reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the estimated fair value of the Healthcare reporting unit, we recorded a $209.6 million non-cash pretax goodwill impairment charge in the second quarter of 2017 to reduce the carrying value of goodwill in our Healthcare reporting unit.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible Assets
Intangible assets as of June 30, 2018 and December 31, 2017 consisted of the following:

		As of June 30, 2018		As of December 31, 2017
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 13	$105,400	$59,536	$106,195	$51,588
Trade names	5 to 6	28,930	21,026	29,016	18,915
Customer contracts	4	25,097	24,898	25,154	24,751
Technology and software	3 to 5	5,694	2,091	9,340	5,098
Non-compete agreements	3 to 5	5,080	3,145	5,163	2,637
Publishing content	3	—	—	3,300	3,163
Favorable lease contract	3	720	535	720	425
Total		$170,921	$111,231	$178,888	$106,577
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
Intangible asset amortization expense was $6.0 million and $8.9 million for the three months ended June 30, 2018 and 2017, respectively. Intangible asset amortization expense was $12.3 million and $17.6 million for the six months ended June 30, 2018 and 2017, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2018 and each of the five succeeding years for the definite-lived intangible assets recorded as of June 30, 2018.

Year Ending December 31,	Estimated Amortization Expense
2018	$23,863
2019	$17,206
2020	$12,083
2021	$8,064
2022	$6,090
2023	$3,512
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
6. Revenues
For the three and six months ended June 30, 2018, we recognized revenues of $197.5 million and $391.2 million, respectively. For the three and six months ended June 30, 2017, we recognized revenues of $181.4 million and $370.3 million, respectively. Of the $197.5 million recognized in the second quarter of 2018, we recognized revenues of $5.2 million from obligations satisfied, or partially satisfied, in prior periods, of which $2.9 million was primarily due to the release of allowances on unbilled services due to securing contract amendments and $2.3 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $391.2 million recognized in the first six months of 2018, we recognized revenues of $8.1 million from obligations satisfied, or partially satisfied, in prior periods, of which $4.7 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.4 million was primarily due to the release of allowances on unbilled services due to securing contract amendments.
As of June 30, 2018, we had $49.6 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $49.6 million of performance obligations, we expect to recognize approximately $29.8 million as revenue during the second half of 2018, $14.7 million in 2019, and the remaining $5.1

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance within unbilled services, net was $6.7 million as of June 30, 2018 and $2.4 million as of January 1, 2018, upon adoption of ASC 606. The $4.3 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms. Refer to Note 3 "New Accounting Pronouncements" for additional information on the adoption of ASC 606.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of June 30, 2018 and December 31, 2017, was $29.5 million and $27.9 million, respectively. The $1.6 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and six months ended June 30, 2018, $6.6 million and $20.6 million, respectively, of revenues recognized were included in the deferred revenue balance as of December 31, 2017.
7. Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. Such securities or other contracts include unvested restricted stock awards, outstanding common stock options, convertible senior notes, and outstanding warrants, to the extent dilutive. In periods we report a net loss from continuing operations, diluted weighted average common shares outstanding excludes all potential common stock equivalents as their impact on diluted net loss from continuing operations per share would be anti-dilutive.
Earnings (loss) per share under the basic and diluted computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) from continuing operations	$5,862	$(150,482)	$2,640	$(145,327)
Income (loss) from discontinued operations, net of tax	(490)	309	(532)	452
Net income (loss)	$5,372	$(150,173)	$2,108	$(144,875)

Weighted average common shares outstanding – basic	21,709	21,492	21,651	21,366
Weighted average common stock equivalents	209	—	215	—
Weighted average common shares outstanding – diluted	21,918	21,492	21,866	21,366

Net earnings per basic share:
Net income (loss) from continuing operations	$0.27	$(7.00)	$0.12	$(6.80)
Income (loss) from discontinued operations, net of tax	(0.02)	0.01	(0.02)	0.02
Net income (loss)	$0.25	$(6.99)	$0.10	$(6.78)

Net earnings per diluted share:
Net income (loss) from continuing operations	$0.27	$(7.00)	$0.12	$(6.80)
Income (loss) from discontinued operations, net of tax	(0.02)	0.01	(0.02)	0.02
Net income (loss)	$0.25	$(6.99)	$0.10	$(6.78)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of June 30,
	2018	2017
Unvested restricted stock awards	63	604
Outstanding common stock options	37	194
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	6,358	7,056
See Note 8 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2018 (the “Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased during the first six months of 2018 and 2017. As of June 30, 2018, $35.1 million remains available for share repurchases.
8. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	June 30, 2018	December 31, 2017
1.25% convertible senior notes due 2019	$237,827	$233,140
Senior secured credit facility	110,500	105,000
Promissory note due 2024	4,619	4,868
Total long-term debt	$352,946	$343,008
Current maturities of debt (1)	(508)	(501)
Long-term debt, net of current portion	$352,438	$342,507

(1)	The current maturities of debt are included as a component of accrued expenses and other current liabilities on our consolidated balance sheets.
Below is a summary of the scheduled remaining principal payments of our debt as of June 30, 2018.

Principal Payments of Long-Term Debt
2018	$252
2019	$250,515
2020	$529
2021	$544
2022	$559
Thereafter	$112,721
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
We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of June 30, 2018, the remaining life of the Convertible Notes is 1.3 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

As of June 30, 2018 and December 31, 2017, the Convertible Notes consisted of the following:

	June 30, 2018	December 31, 2017
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(10,600)	(14,668)
Less: debt issuance costs, net of amortization	(1,573)	(2,192)
Net carrying amount	$237,827	$233,140
Equity component (1)	$39,287	$39,287

(1)	Included in additional paid-in capital on the consolidated balance sheet.
The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest coupon	$781	$781	$1,563	$1,563
Amortization of debt discount	2,047	1,951	4,068	3,879
Amortization of debt issuance costs	310	305	619	609
Total interest expense	$3,138	$3,037	$6,250	$6,051
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

•
Convertible Note Hedge Transactions. In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions whereby the Company has call options to purchase a total of approximately 3.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the Convertible Notes in full, at a price of approximately $79.89, which corresponds to the initial conversion price of the Convertible Notes, subject to customary anti-dilution adjustments substantially similar to those in the Convertible Notes. The convertible note hedge transactions are exercisable upon conversion of the Convertible Notes and will expire in 2019 if not earlier exercised. We paid an aggregate amount of $42.1 million for the convertible note hedge transactions, which was recorded as additional paid-in capital on the consolidated balance sheet. The convertible note hedge transactions are separate transactions and are not part of the terms of the Convertible Notes.

•
Warrants. In connection with the issuance of the Convertible Notes, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.1 million shares of the Company’s common stock at a strike price of approximately $97.12. The warrants will expire incrementally on 100 different dates from January 6, 2020 to May 28, 2020 and are exercisable at each such expiry date. If the average market value per share of our common stock for the reporting period exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share. We received aggregate proceeds of $23.6 million from the sale of the warrants, which was recorded as additional paid-in capital on the consolidated balance sheet. The warrants are separate transactions and are not part of the terms of the Convertible Notes or the convertible note hedge transactions.

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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.50 to 1.00 to 4.00 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At June 30, 2018, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.44 to 1.00 and a Consolidated Interest Coverage Ratio of 10.07 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at June 30, 2018 totaled $110.5 million. These borrowings carried a weighted average interest rate of 4.1%, including the effect of the interest rate swap described in Note 10 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2017 were $105.0 million and carried a weighted average interest rate of 3.7%, including the effect of the interest rate swap described in Note 10 “Derivative Instrument and Hedging Activity." The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2018, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities. As of June 30, 2018, the unused borrowing capacity under the revolving credit facility was $387.9 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At June 30, 2018, the outstanding principal amount of the promissory note was $4.6 million. As of June 30, 2018, the aircraft had a carrying amount of $6.1 million. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million, and the aircraft had a carrying amount of $6.5 million.
9. Restructuring Charges
During the second quarter of 2018, we incurred a $2.0 million pretax restructuring charge. Of the $2.0 million charge incurred in the second quarter of 2018, $0.7 million related to workforce reductions in our Business Advisory segment to better align resources with market demand; $0.7 million related to the accrual of remaining lease payments, net of estimated sublease income, and accelerated depreciation on leasehold improvements due to exiting a portion of our Middleton, Wisconsin office in the second quarter of 2018; $0.3 million related to employee costs in our Healthcare segment; and $0.3 million related to the divestiture of our Middle East practice within the Business Advisory segment. During the three months ended June 30, 2018, we sold our Middle East practice to a former employee who was the practice leader of that business at the time and we recorded a $5.8 million loss which is included in other income (expense), net in our consolidated statements of operations.
During the first quarter of 2018, we incurred a $0.7 million pretax restructuring charge primarily related to updated lease assumptions for our San Francisco office vacated in the third quarter of 2017.
During the second quarter of 2017, we incurred a $3.7 million pretax restructuring charge. The $3.7 million charge primarily consisted of $2.0 million related to workforce reductions in our Healthcare segment to better align our resources with market demand; $1.0 million for the accrual of remaining lease obligations, net of estimated sublease income, for offices vacated in the second quarter of 2017 and accelerated depreciation on leasehold improvements for our San Francisco office; and $0.4 million related to workforce reductions in our corporate operations primarily to adjust our infrastructure to align with the decreased workforce in the Healthcare segment.
During the first quarter of 2017, we incurred a $0.3 million pretax restructuring charge primarily related to updated assumptions for lease accruals.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the six months ended June 30, 2018.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2017	$1,267	$4,247	$—	$5,514
Additions (1)	1,049	864	151	2,064
Payments	(1,220)	(1,799)	(47)	(3,066)
Adjustments (1)	(47)	1,442	—	1,395
Non-cash items	—	(325)	1	(324)
Balance as of June 30, 2018	$1,049	$4,429	$105	$5,583

(1)
Additions and adjustments for the six months ended June 30, 2018 include restructuring charges of $0.8 million related to updated lease assumptions for vacated office spaces directly related to discontinued operations.

As of June 30, 2018, our restructuring charge liability related to office space reductions of $4.4 million represented the present value of remaining lease payments, net of estimated sublease income, primarily for our vacated office spaces in Washington, D.C., Houston, San Francisco, Chicago, and Middleton, Wisconsin. This restructuring charge liability is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. All of the $1.0 million restructuring charge liability related to employee costs at June 30, 2018 is expected to be paid in the next 12 months. The restructuring charge liability related to employee costs is included as a component of accrued payroll and related benefits.

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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated this derivative instrument as a cash flow hedge. Therefore, changes in the fair value of the derivative instrument are recorded to other comprehensive income (“OCI”) and reclassified into interest expense upon settlement. As of June 30, 2018, it was anticipated that $0.2 million of the gains, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to the interest rate swap designated as a cash flow hedging instrument as of June 30, 2018 and December 31, 2017.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	June 30, 2018	December 31, 2017
Prepaid expenses and other current assets	$232	$—
Other non-current assets	$1,132	$581
Accrued expenses	$—	$48
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
Interest rate swap	$—	$1,364	$—	$1,364
Convertible debt investment	—	—	47,099	47,099
Deferred compensation assets	—	19,632	—	19,632
Total assets	$—	$20,996	$47,099	$68,095
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$12,026	$12,026
Total liabilities	$—	$—	$12,026	$12,026
December 31, 2017
Assets:
Interest rate swap	$—	$533	$—	$533
Promissory note	—	—	1,078	1,078
Convertible debt investment	—	—	39,904	39,904
Deferred compensation assets	—	17,786	—	17,786
Total assets	$—	$18,319	$40,982	$59,301
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$22,828	$22,828
Total liabilities	$—	$—	$22,828	$22,828
Interest rate swaps: The fair value of our interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and a discount rate reflecting the risks involved.
Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, we received a promissory note with an initial principal amount of $3.5 million payable over four years. During the fourth quarter of 2017, we amended and restated the note which established scheduled annual principal payments, increased the interest rate, reduced the outstanding principal amount by $0.5 million, and extended the maturity date to September 30, 2020. As of December 31, 2017, the outstanding principal balance was $1.0 million. During the first six months of 2018, we received payments for all of the outstanding principal balance and all accrued interest. Prior to the final payment, the fair value of the note was based on the net present value of the projected cash flows using a discount rate of 10%, which accounts for the risks associated with the amended note. This fair value measurement is based on significant inputs not observable in the market and thus represent Level 3 inputs.
The table below sets forth the changes in the balance of the promissory note for the six months ended June 30, 2018.

Promissory Note
Balance as of December 31, 2017	$1,078
Interest payments received	(81)
Principal payments received	(1,040)
Change in fair value of promissory note	43
Balance as of June 30, 2018	$—
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
The convertible debt investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a Monte Carlo simulation model, cash flow projections discounted at a risk-adjusted rate, and certain assumptions related to equity volatility, default probability, and recovery rate, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investment on our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the six months ended June 30, 2018.

Convertible Debt Investment
Balance as of December 31, 2017	$39,904
Change in fair value of convertible debt investment	7,195
Balance as of June 30, 2018	$47,099
Deferred compensation assets: We have a non-qualified deferred compensation plan (the "Plan") for the members of our board of directors and a select group of our employees. The deferred compensation liability is funded by the Plan assets, which consist of life insurance policies maintained within a trust. The cash surrender value of the life insurance policies approximates fair value, and is based on third-party broker statements which provide the fair value of the life insurance policies' underlying investments, which are Level 2 inputs. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The Plan assets are included in other non-current assets on our consolidated balance sheets. Realized and unrealized gains (losses) from the deferred compensation assets are recorded to other income (expense), net in our consolidated statements of operations.
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and discount rates, which typically reflect a risk-free rate. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates. The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the six months ended June 30, 2018.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2017	$22,828
Payments	(7,750)
Remeasurement of contingent consideration for business acquisitions	(3,350)
Acquisition	212
Unrealized loss due to foreign currency translation	86
Balance as of June 30, 2018	$12,026
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
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$237,827	$232,415	$233,140	$232,578
The differences between the $250 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of June 30, 2018 and December 31, 2017, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 8 “Financing Arrangements” for additional information on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended June 30, 2018 and December 31, 2017.
Based on the closing price of our common stock of $40.90 on June 30, 2018, the if-converted value of the Convertible Notes was less than the principal amount.
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values of all other financial instruments not described above reasonably approximate fair market value due to the nature of the financial instruments and the short-term maturity of these items.
12. Other Comprehensive Income
The tables below set forth the components of other comprehensive income, net of tax, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income:
Foreign currency translation adjustments	$(954)	$—	$(954)	$802	$—	$802
Unrealized gain (loss) on investment	$4,268	$(1,109)	$3,159	$(2,023)	$777	$(1,246)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$250	$(66)	$184	$(120)	$46	$(74)
Reclassification adjustments into earnings	(2)	1	(1)	3	(1)	2
Net unrealized gain (loss)	$248	$(65)	$183	$(117)	$45	$(72)
Other comprehensive income (loss)	$3,562	$(1,174)	$2,388	$(1,338)	$822	$(516)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income:
Foreign currency translation adjustments	$(920)	$—	$(920)	$1,226	$—	$1,226
Unrealized gain on investment	$7,195	$(1,870)	$5,325	$871	$(340)	$531
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$795	$(207)	$588	$(82)	$32	$(50)
Reclassification adjustments into earnings	36	(9)	27	39	(16)	23
Net unrealized gain (loss)	$831	$(216)	$615	$(43)	$16	$(27)
Other comprehensive income	$7,106	$(2,086)	$5,020	$2,054	$(324)	$1,730
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2017	$1,149	$8,812	$409	$10,370
Current period change	(920)	5,325	615	5,020
Balance, June 30, 2018	$229	$14,137	$1,024	$15,390
13. Income Taxes
For the three months ended June 30, 2018, our effective tax rate was 30.4% as we recognized income tax expense from continuing operations of $2.6 million on income from continuing operations of $8.4 million. The effective tax rate of 30.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to non-deductible business expenses. For the three months ended June 30, 2017, our effective tax rate was 26.2% as we recognized an income tax benefit from continuing operations of $53.5 million on a loss from continuing operations of $204.0 million. The effective tax rate for the three months ended June 30, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the non-deductible portion of the goodwill impairment charge recorded in the second quarter of 2017.
For the six months ended June 30, 2018, our effective tax rate was 53.0% as we recognized income tax expense from continuing operations of $3.0 million on income from continuing operations of $5.6 million. The effective tax rate for the six months ended June 30, 2018 was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to discrete tax expense of $1.3 million for share-based compensation awards that vested during the first quarter of 2018, which had an unfavorable impact of 22.5% on the effective tax rate, and non-deductible business expenses. For the six months ended June 30, 2017, our effective tax rate was 24.7% as we recognized income tax benefit from continuing operations of $47.8 million on a loss from continuing operations of $193.1 million. The effective tax rate for the six months ended June 30, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the non-deductible portion of the goodwill impairment charge recorded in the second quarter of 2017. The effective tax rate for the first half of 2017 was also less favorable than the statutory rate, inclusive of state income taxes, due to discrete tax expense for share-based compensation of $1.7 million.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("2017 Tax Reform"), a tax reform bill which, among other items, reduced the corporate federal income tax rate from 35% to 21% and moved from a worldwide tax system to a territorial system. During the fourth quarter of 2017, we estimated the remeasurement of our net deferred taxes based on the new lower rate, as well as provided for additional one-time income tax expense estimates primarily related to the transition tax on accumulated foreign earnings and elimination of foreign tax credits for dividends that are subject to the 100 percent exemption. During the first quarter of 2018, we recorded an additional $0.1 million of tax expense related to the transition tax on accumulated foreign earnings. No adjustments to the provisional results were made in the second quarter of 2018. We continue to analyze the impact of the 2017 Tax Reform, and, in accordance

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

with Staff Accounting Bulletin No. 118, which was issued as a result of the 2017 Tax Reform, we will finalize the analysis no later than one year from the enactment date.
14. Commitments, Contingencies and Guarantees
Litigation
During the second quarter of 2018, we reached a settlement agreement related to Huron's claim in a class action lawsuit, resulting in a gain of $2.5 million being recorded. We collected the $2.5 million cash settlement during the second quarter of 2018.
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
Guarantees
Guarantees in the form of letters of credit totaling $1.6 million and $1.9 million were outstanding at June 30, 2018 and December 31, 2017, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of June 30, 2018 and December 31, 2017, the total estimated fair value of our contingent consideration liabilities was $12.0 million and $22.8 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth information about our operating segments for the three and six months ended June 30, 2018 and 2017, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Healthcare:
Revenues	$91,500	$83,227	$181,395	$181,679
Operating income	$27,072	$23,652	$51,532	$57,802
Segment operating income as a percentage of segment revenues	29.6%	28.4%	28.4%	31.8%
Business Advisory:
Revenues	$57,720	$54,265	$113,615	$102,381
Operating income	$14,218	$12,192	$23,216	$22,058
Segment operating income as a percentage of segment revenues	24.6%	22.5%	20.4%	21.5%
Education:
Revenues	$48,324	$43,926	$96,213	$86,207
Operating income	$11,255	$12,495	$22,680	$24,010
Segment operating income as a percentage of segment revenues	23.3%	28.4%	23.6%	27.9%
Total Company:
Revenues	$197,544	$181,418	$391,223	$370,267
Reimbursable expenses	20,733	20,930	38,352	37,880
Total revenues and reimbursable expenses	$218,277	$202,348	$429,575	$408,147

Segment operating income	$52,545	$48,339	$97,428	$103,870
Items not allocated at the segment level:
Other operating expenses	31,197	30,732	64,125	63,195
Litigation and other gains, net	(6,707)	(1,102)	(5,877)	(1,102)
Depreciation and amortization	8,917	9,684	17,720	18,603
Goodwill impairment charge (1)	—	209,600	—	209,600
Other expense, net	10,715	3,411	15,846	6,657
Income (loss) from continuing operations before taxes	$8,423	$(203,986)	$5,614	$(193,083)

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and six months ended June 30, 2018.

	Three months ended June 30, 2018
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$61,760	$23,554	$8,134	$93,448
Time and expense	14,243	30,823	36,923	81,989
Performance-based	9,213	2,268	—	11,481
Software support, maintenance and subscriptions	6,284	1,075	3,267	10,626
Total	$91,500	$57,720	$48,324	$197,544

Employee Type (1)
Revenue generated by full-time billable consultants	$62,138	$54,769	$41,905	$158,812
Revenue generated by full-time equivalents	29,362	2,951	6,419	38,732
Total	$91,500	$57,720	$48,324	$197,544

Timing of Revenue Recognition
Revenue recognized over time	$89,607	$57,720	$47,429	$194,756
Revenue recognized at a point in time	1,893	—	895	2,788
Total	$91,500	$57,720	$48,324	$197,544

	Six months ended June 30, 2018
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$122,029	$45,974	$19,440	$187,443
Time and expense	27,032	62,160	70,365	159,557
Performance-based	19,404	3,177	—	22,581
Software support, maintenance and subscriptions	12,930	2,304	6,408	21,642
Total	$181,395	$113,615	$96,213	$391,223

Employee Type (1)
Revenue generated by full-time billable consultants	$121,411	$108,185	$83,537	$313,133
Revenue generated by full-time equivalents	59,984	5,430	12,676	78,090
Total	$181,395	$113,615	$96,213	$391,223

Timing of Revenue Recognition
Revenue recognized over time	$177,948	$113,615	$94,014	$385,577
Revenue recognized at a point in time	3,447	—	2,199	5,646
Total	$181,395	$113,615	$96,213	$391,223

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

At June 30, 2018 and December 31, 2017, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the three and six months ended June 30, 2018 and 2017, no single client generated greater than 10% of our consolidated revenues.

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
OVERVIEW
Our Business
Huron is a global consultancy that helps clients drive growth, enhance performance and sustain leadership in the markets they serve. We partner with clients to develop strategies and implement solutions that enable the transformative change our clients need to own their future.
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
Fixed-fee engagements represented 47.3% and 45.9% of our revenues for the three months ended June 30, 2018 and 2017, respectively, and 47.9% and 44.1% of our revenues for the six months ended June 30, 2018 and 2017, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 41.5% and 46.4% of our revenues for the three months ended June 30, 2018 and 2017, respectively, and 40.8% and 44.7% of our revenues for the six months ended June 30, 2018 and 2017, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our fixed-fee or time-and-expense engagements. Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis and began recognizing revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned, and recognizing that estimate over the length of the contract using a proportionate performance approach. Prior to adopting ASC 606 in 2018, we recognized revenues under performance-based billing arrangements when all related performance criteria were met. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" for additional information on our adoption of ASC 606. Performance-based fee revenues represented 5.8% and 2.5% of our revenues for the three months ended June 30, 2018 and 2017, respectively, and 5.8% and 4.5% of our revenues for the six months ended June 30, 2018 and 2017, respectively. Refer to our Segment Results discussed below for additional information on the impact of ASC 606 on our performance-based fee revenues.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are billed in advance and included in deferred revenues until recognized. Software support, maintenance and subscription revenues represented 5.4% and 5.2% of our revenues for the three months ended June 30, 2018 and 2017, respectively, and 5.5% and 6.7% of our revenues for the six months ended June 30, 2018 and 2017, respectively.
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

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Healthcare:
Revenues	$91,500	$83,227	$181,395	$181,679
Operating income	$27,072	$23,652	$51,532	$57,802
Segment operating income as a percentage of segment revenues	29.6%	28.4%	28.4%	31.8%
Business Advisory:
Revenues	$57,720	$54,265	$113,615	$102,381
Operating income	$14,218	$12,192	$23,216	$22,058
Segment operating income as a percentage of segment revenues	24.6%	22.5%	20.4%	21.5%
Education:
Revenues	$48,324	$43,926	$96,213	$86,207
Operating income	$11,255	$12,495	$22,680	$24,010
Segment operating income as a percentage of segment revenues	23.3%	28.4%	23.6%	27.9%
Total Company:
Revenues	$197,544	$181,418	$391,223	$370,267
Reimbursable expenses	20,733	20,930	38,352	37,880
Total revenues and reimbursable expenses	$218,277	$202,348	$429,575	$408,147
Statements of Operations reconciliation:
Segment operating income	$52,545	$48,339	$97,428	$103,870
Items not allocated at the segment level:
Other operating expenses	31,197	30,732	64,125	63,195
Litigation and other gains, net	(6,707)	(1,102)	(5,877)	(1,102)
Depreciation and amortization	8,917	9,684	17,720	18,603
Goodwill impairment charge (1)	—	209,600	—	209,600
Operating income (loss)	19,138	(200,575)	21,460	(186,426)
Other expense, net	(10,715)	(3,411)	(15,846)	(6,657)
Income (loss) from continuing operations before taxes	8,423	(203,986)	5,614	(193,083)
Income tax expense (benefit)	2,561	(53,504)	2,974	(47,756)
Net income (loss) from continuing operations	$5,862	$(150,482)	$2,640	$(145,327)
Earnings (loss) per share from continuing operations:
Basic	$0.27	$(7.00)	$0.12	$(6.80)
Diluted	$0.27	$(7.00)	$0.12	$(6.80)

	Three Months Ended June 30,		Six Months Ended June 30,
Other Operating Data:	2018	2017	2018	2017
Number of full-time billable consultants (at period end) (2):
Healthcare	820	750	820	750
Business Advisory	738	737	738	737
Education	583	519	583	519
Total	2,141	2,006	2,141	2,006
Average number of full-time billable consultants (for the period) (2):
Healthcare	805	807	792	837
Business Advisory	753	725	773	675
Education	569	494	566	483
Total	2,127	2,026	2,131	1,995
Full-time billable consultant utilization rate (3):
Healthcare	82.2%	77.7%	81.8%	74.9%
Business Advisory	69.3%	72.4%	67.7%	73.7%
Education	77.9%	75.1%	76.5%	75.0%
Total	76.2%	75.1%	75.0%	74.5%
Full-time billable consultant average billing rate per hour (4):
Healthcare	$202	$182	$202	$205
Business Advisory	$198	$190	$197	$194
Education	$196	$219	$201	$218
Total	$199	$194	$200	$204
Revenue per full-time billable consultant (in thousands):
Healthcare	$77	$65	$153	$142
Business Advisory	$73	$72	$140	$145
Education	$74	$80	$148	$157
Total	$75	$71	$147	$147
Average number of full-time equivalents (for the period) (5):
Healthcare	209	215	208	215
Business Advisory	25	17	21	18
Education	44	34	42	37
Total	278	266	271	270
Revenue per full-time equivalent (in thousands):
Healthcare	$140	$143	$288	$293
Business Advisory	$119	$133	$261	$236
Education	$147	$134	$302	$281
Total	$139	$141	$288	$288

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

(3)
Utilization rate for our full-time billable consultants is calculated by dividing the number of hours our full-time billable consultants worked on client assignments during a period by the total available working hours for these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$197,544	$181,418	$391,223	$370,267
Net income (loss) from continuing operations	$5,862	$(150,482)	$2,640	$(145,327)
Add back:
Income tax expense (benefit)	2,561	(53,504)	2,974	(47,756)
Interest expense, net of interest income	5,022	4,927	10,008	8,931
Depreciation and amortization	9,885	12,429	19,906	24,334
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	23,330	(186,630)	35,528	(159,818)
Add back:
Restructuring charges	1,984	3,669	2,696	3,948
Litigation and other gains, net	(6,707)	(1,102)	(5,877)	(1,102)
Goodwill impairment charge	—	209,600	—	209,600
Loss (gain) on sale of businesses	5,831	(931)	5,831	(931)
Foreign currency transaction losses (gains), net	240	(81)	187	(64)
Adjusted EBITDA	$24,678	$24,525	$38,365	$51,633
Adjusted EBITDA as a percentage of revenues	12.5%	13.5%	9.8%	13.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) from continuing operations	$5,862	$(150,482)	$2,640	$(145,327)
Weighted average shares - diluted	21,918	21,492	21,866	21,366
Diluted earnings (loss) per share from continuing operations	$0.27	$(7.00)	$0.12	$(6.80)
Add back:
Restructuring charges	1,984	3,669	2,696	3,948
Litigation and other gains, net	(6,707)	(1,102)	(5,877)	(1,102)
Amortization of intangible assets	5,996	8,945	12,299	17,597
Goodwill impairment charge	—	209,600	—	209,600
Non-cash interest on convertible notes	2,046	1,951	4,067	3,879
Loss (gain) on sale of businesses	5,831	(931)	5,831	(931)
Tax effect	(2,232)	(61,070)	(4,797)	(65,262)
Tax expense related to the enactment of Tax Cut and Jobs Act of 2017	—	—	132	—
Total adjustments, net of tax	6,918	161,062	14,351	167,729
Adjusted net income from continuing operations	$12,780	$10,580	$16,991	$22,402
Adjusted weighted average shares - diluted	21,918	21,657	21,866	21,566
Adjusted diluted earnings per share from continuing operations	$0.58	$0.49	$0.78	$1.04
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
Litigation and other gains, net: We have excluded the effects of the litigation settlement gain recorded in the second quarter of 2018 and net remeasurement gains related to contingent acquisition liabilities to permit comparability with periods that were not impacted by these items.
Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from the calculation of adjusted net income from continuing operations presented above. Amortization of intangibles is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.
Goodwill impairment charge: We have excluded the effect of the goodwill impairment charge recorded in the second quarter of 2017 as this is an infrequent event and its exclusion permits comparability with periods that were not impacted by such charge.
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
Loss (gain) on sale of businesses: We have excluded the effect of the loss on the sale of the Middle East practice within the Business Advisory segment in the second quarter of 2018 and the gain on the sale of Life Sciences Compliance and Operations in the second quarter of 2017, as these divestitures are infrequent and are not indicative of the ongoing performance of our business.
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
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenues
Revenues increased $16.1 million, or 8.9%, to $197.5 million for the second quarter of 2018 from $181.4 million for the second quarter of 2017.
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis, which resulted in changes to our accounting policy for revenue recognition, most notably for performance-based billing arrangements. During the second quarter of 2018, performance-based fee revenue was $11.5 million compared to $4.6 million in the same prior year period. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606.
Of the overall $16.1 million increase in revenues, $14.9 million was attributable to an increase in revenues from our full-time billable consultants and $1.2 million was attributable to an increase in revenues from our full-time equivalents.
The increase in full-time billable consultant revenues reflected strengthened demand for services in all of our segments as discussed below in Segment Results and was primarily attributable to increases in the average number of billable consultants, the average billing rate, and the consultant utilization rate for the second quarter of 2018 compared to the same prior year period.
The increase in full-time equivalent revenues was primarily attributable to an increased use of contractors in our Education and Business Advisory segments, partially offset by lower revenues in our Studer Group solution in our Healthcare segment, as discussed below in Segment Results.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $12.1 million, or 10.4%, to $128.5 million in the three months ended June 30, 2018, from $116.4 million in the three months ended June 30, 2017. The $12.1 million increase primarily related to a $6.6 million increase in performance bonus expense for our revenue-generating professionals and a $6.3 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in our Education and Business Advisory segments during the second quarter of 2018 compared to the second quarter of 2017. Additional increases included a $0.9 million increase in contractor expense and a $0.7 million increase in signing and retention bonus expense for our revenue-generating professionals. These increases were partially offset by a $1.9 million decrease in amortization expense for intangible assets and a $0.5 million decrease in product and event costs. As a percentage of revenues, our total direct costs increased to 65.1% during the second quarter of 2018 compared to 64.2% during the second quarter of 2017, primarily due to the increase in performance bonus expense, as a percentage of revenues, partially offset by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and the decrease in amortization expense for intangible assets.
Total direct costs for the three months ended June 30, 2018 included $1.0 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $2.7 million of amortization expense for the same prior year period. The $1.8 million decrease in amortization expense was primarily attributable to decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization in prior periods, as well as certain intangible assets acquired in our Studer Group and Innosight acquisitions being fully amortized in prior periods. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Gains, Net
Selling, general and administrative expenses increased by $1.8 million, or 4.1%, to $45.5 million in the second quarter of 2018 from $43.7 million in the second quarter of 2017. The overall $1.8 million increase primarily related to a $2.7 million increase in performance bonus expense for our support personnel, partially offset by a $0.7 million decrease in travel and entertainment costs. As a percentage of revenues, selling, general and administrative expenses decreased to 23.0% during the second quarter of 2018 compared to 24.1% during the second quarter of 2017, primarily due to revenue growth that outpaced an increase in salaries and related expenses for our support personnel and the decrease in travel and entertainment costs, as well as decreases in promotion and marketing expenses and facilities and office related expenses. These decreases were partially offset by the increase in performance bonus expense for our support personnel, as a percentage of revenues.

Restructuring charges for the second quarter of 2018 totaled $2.0 million, compared to $3.7 million for the second quarter of 2017. Of the $2.0 million charge incurred in the second quarter of 2018, $0.7 million related to workforce reductions in our Business Advisory segment to better align resources with market demand; $0.7 million related to the accrual of remaining lease payments, net of estimated sublease income, and accelerated depreciation on leasehold improvements due to exiting a portion of our Middleton, Wisconsin office in the second quarter of 2018; $0.3 million related to employee costs in our Healthcare segment; and $0.3 million related to the divestiture of our Middle East practice within the Business Advisory segment. The $3.7 million charge incurred in the second quarter of 2017 primarily consisted of $2.0 million related to workforce reductions in our Healthcare segment to better align resources with market demand; $1.0 million for the accrual of remaining lease obligations, net of estimated sublease income, for offices vacated in the second quarter of 2017 and accelerated depreciation on leasehold improvements of our San Francisco office; and $0.4 million related to workforce reductions in our corporate operations primarily to adjust our infrastructure to align with the decreased workforce in the Healthcare segment. See Note 9 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other gains, net totaled $6.7 million for the second quarter of 2018, which consisted of $4.2 million of net remeasurement gains for the decrease in the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions and a $2.5 million litigation settlement gain for the resolution of Huron's claim in a class action lawsuit. Litigation and other gains, net totaled $1.1 million for the second quarter of 2017, which represented net remeasurement gains for the decrease in the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense was $8.9 million in the three months ended June 30, 2018 compared to $9.7 million in the three months ended June 30, 2017. The $0.8 million decrease in depreciation and amortization expense was primarily attributable to decreasing amortization expense of the trade name acquired in our Studer Group acquisition, due to the accelerated basis of amortization in prior periods. Intangible asset amortization expense included within operating expenses primarily relates to the amortization of certain customer relationships, trade names, and non-compete agreements acquired in connection with our business acquisitions. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
During the second quarter of 2017, we recorded a $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare reporting unit. This charge was non-cash in nature and did not affect our liquidity or debt covenants. See Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on this charge.
Operating Income (Loss)
Operating income was $19.1 million in the second quarter of 2018 compared to an operating loss of $200.6 million in the second quarter of 2017, which was primarily attributable to the $209.6 million non-cash pretax goodwill impairment charge recorded in the second quarter of 2017 related to our Healthcare segment. See Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the goodwill impairment charge. Operating margin, which is defined as operating income or loss expressed as a percentage of revenues, was 9.7% in the three months ended June 30, 2018, compared to (110.6)% in the three months ended June 30, 2017. The increase in operating margin was primarily attributable to the goodwill impairment charge recorded in the second quarter of 2017; the increase in remeasurement gains recorded in the second quarter of 2018 compared to the second quarter of 2017; the litigation settlement gain recorded in the second quarter of 2018; the decrease in restructuring charges and intangible asset amortization expense in the second quarter of 2018 compared to the second quarter of 2017; and revenue growth that outpaced the increase in salaries and related expenses for both our revenue-generating professionals and support personnel in the second quarter of 2018. These increases to the operating margin were partially offset by increases in performance bonus expense for both our revenue-generating professionals and support personnel, as a percentage of revenues.
Other Expense, Net
Total other expense, net increased by $7.3 million to $10.7 million in the second quarter of 2018 from $3.4 million in the second quarter of 2017. The increase in total other expense, net was primarily attributable to a $5.8 million loss on divestiture of our Middle East practice within our Business Advisory segment recorded in the second quarter of 2018, compared to a $0.9 million gain on divestiture of our Life Sciences Compliance and Operations solution within our Business Advisory segment in the second quarter of 2017. During the second quarter of 2018, we sold our Middle East business to a former employee who was the practice leader of that business at the time.
Income Tax Expense
For the three months ended June 30, 2018, our effective tax rate was 30.4% as we recognized income tax expense from continuing operations of $2.6 million on income from continuing operations of $8.4 million. The effective tax rate of 30.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to non-deductible business expenses.

For the three months ended June 30, 2017, our effective tax rate was 26.2% as we recognized an income tax benefit from continuing operations of $53.5 million on a loss from continuing operations of $204.0 million. The effective tax rate for the three months ended June 30, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the non-deductible portion of the goodwill impairment charge recorded in the second quarter of 2017.
Net Income (Loss) from Continuing Operations
Net income from continuing operations was $5.9 million for the three months ended June 30, 2018 compared to a net loss from continuing operations of $150.5 million for the same period last year. The net loss for the three months ended June 30, 2017 was primarily attributable to the $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare segment. As a result of the increase in net income from continuing operations, diluted income per share from continuing operations for the second quarter of 2018 was $0.27 compared to diluted loss per share from continuing operations of $7.00 for the second quarter of 2017. The non-cash goodwill impairment charge had a $7.14 unfavorable impact on diluted earnings per share from continuing operations for the second quarter of 2017.
EBITDA and Adjusted EBITDA
EBITDA increased $210.0 million to $23.3 million for the three months ended June 30, 2018 from a loss before interest, taxes, depreciation and amortization of $186.6 million for the three months ended June 30, 2017. Adjusted EBITDA increased slightly to $24.7 million in the second quarter of 2018 from $24.5 million in the second quarter of 2017. The increase in EBITDA was primarily attributable to the non-cash goodwill impairment charge of $209.6 million recorded in the second quarter of 2017.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $2.2 million to $12.8 million in the second quarter of 2018 compared to $10.6 million in the second quarter of 2017. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.58 for the second quarter of 2018, compared to $0.49 for the second quarter of 2017.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $8.3 million, or 9.9%, to $91.5 million for the second quarter of 2018 from $83.2 million for the second quarter of 2017.
During the three months ended June 30, 2018, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 67.5%, 15.5%, 10.1%, and 6.9% of this segment’s revenues, respectively, compared to 67.9%, 19.0%, 5.5%, and 7.6% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $8.3 million increase in revenues, $9.7 million was attributable to an increase in revenues from our full-time billable consultants, partially offset by a $1.4 million decrease in revenues generated by our full-time equivalents.
The increase in revenues attributable to our full-time billable consultants reflected increases in the average billing rate and consultant utilization rate. Performance-based fee revenue was $9.2 million for the second quarter of 2018, and was recognized in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted on a modified retrospective basis on January 1, 2018. Performance-based fee revenue for the second quarter of 2017 was $4.5 million, and was recognized in accordance with ASC 605, Revenue Recognition. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
The decrease in revenues attributable to our full-time equivalents was primarily driven by lower revenues in our Studer Group solution, partially offset by an increased use of contractors, and reflected decreases in the average number of full-time equivalents and revenue per full-time equivalent.
Operating Income
Healthcare segment operating income increased $3.4 million, or 14.5%, to $27.1 million for the three months ended June 30, 2018 from $23.7 million for the three months ended June 30, 2017. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 29.6% for the second quarter of 2018 from 28.4% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, as well as decreases in restructuring charges, intangible asset amortization expense, product and event costs, and promotion and marketing expenses. These increases to the operating margin were partially offset by increases in performance bonus expense for both our revenue-generating professionals and support personnel, contractor expense, and signing and retention bonus for our revenue-generating professionals, all as a percentage of revenues.

The non-cash goodwill impairment charge discussed above within the consolidated results is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on this charge.
Business Advisory
Revenues
Business Advisory segment revenues increased $3.5 million, or 6.4%, to $57.7 million for the second quarter of 2018 from $54.3 million for the second quarter of 2017.
During the three months ended June 30, 2018, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 40.8%, 53.4%, 3.9%, and 1.9% of this segment’s revenues, respectively. During the three months ended June 30, 2017, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 37.0%, 61.5%, and 1.5% of this segment’s revenues, respectively. Performance-based fee revenue was $2.3 million for the second quarter of 2018. There was no performance-based fee revenue in the second quarter of 2017 for the Business Advisory segment. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for information on our adoption of ASC 606. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $3.5 million increase in revenues, $2.8 million was attributable to our full-time billable consultants and $0.7 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants reflected increases in the average billing rate and the average number of full-time billable consultants, partially offset by a decrease in the consultant utilization rate. The increase in revenues from our full-time equivalents reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the second quarter of 2018 compared to the same prior year period.
Operating Income
Business Advisory segment operating income increased by $2.0 million, or 16.6%, to $14.2 million for the three months ended June 30, 2018 from $12.2 million for the three months ended June 30, 2017. Segment operating margin increased to 24.6% for the second quarter of 2018 from 22.5% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in salaries and related expenses for our support personnel and revenue growth that outpaced that increase in salaries and related expenses for our revenue-generating professionals, as well as decreases in project costs and promotion and marketing expenses. These increases to the segment's operating margin were partially offset by increases in performance bonus expense for our revenue-generating professionals, restructuring charges, and travel and entertainment costs, as a percentage of revenues.
Education
Revenues
Education segment revenues increased $4.4 million, or 10.0%, to $48.3 million for the second quarter of 2018 from $43.9 million for the second quarter of 2017.
During the three months ended June 30, 2018, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 16.8%, 76.4%, and 6.8% of this segment’s revenues, respectively. During the three months ended June 30, 2017, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 15.0%, 79.6%, 0.2%, and 5.2% of this segment’s revenues, respectively.
Of the overall $4.4 million increase in revenues, $2.5 million was attributable to our full-time billable consultants and $1.9 million was attributable to our full-time equivalents. The increase in revenues attributable to our full-time billable consultants reflected increases in the average number of full-time billable consultants and the consultant utilization rate, partially offset by a decrease in the average billing rate in the second quarter of 2018 compared to the same prior year period. The increase in revenues from our full-time equivalents reflected increases in the average number of full-time equivalents and revenue per full-time equivalent in the second quarter of 2018 compared to the same prior year period.
Operating Income
Education segment operating income was $11.3 million for the three months ended June 30, 2018 compared to $12.5 million for the three months ended June 30, 2017. Segment operating margin decreased to 23.3% for the second quarter of 2018 from 28.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals and promotion and marketing expenses, both as a percentage of revenues.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenues
Revenues increased $21.0 million, or 5.7%, to $391.2 million for the first six months of 2018 from $370.3 million for the first six months of 2017. Revenues for the first six months of 2018 included $6.4 million of incremental revenues due to the full period impact of our acquisition of Innosight, which was completed in March 2017, as well as revenues from our acquisition of the international assets of ADI Strategies, which was completed in April 2017 and fully integrated into the Business Advisory segment.
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis, which resulted in changes to our accounting policy for revenue recognition, most notably for performance-based billing arrangements. During the first six months of 2018, performance-based fee revenue was $22.6 million compared to $16.8 million in the same prior year period. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606.
The overall $21.0 million increase in revenues was primarily attributable to our full-time billable consultants. The increase in full-time billable consultant revenues reflected strengthened demand for services in all of our segments as discussed below in Segment Results, and was primarily attributable to an increase in the average number of full-time billable consultants and a slight increase in the consultant utilization rate, partially offset by a decrease in the average billing rate during the first six months of 2018 compared to the same prior year period.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $27.4 million, or 11.7%, to $262.5 million for the six months ended June 30, 2018, from $235.1 million for the six months ended June 30, 2017. The overall $27.4 million increase primarily related to a $15.7 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in our Business Advisory and Education segments, and a $12.5 million increase in performance bonus expense for our revenue-generating professionals. Additional increases included a $2.0 million increase in contractor expense and a $1.2 million increase in signing and retention bonus expense for our revenue-generating professionals. These increases were partially offset by a $3.8 million decrease in intangible asset amortization expense and a $0.6 million decrease in product and event costs. As a percentage of revenues, our total direct costs increased to 67.1% during the first six months of 2018 compared to 63.5% during the first six months of 2017 primarily due to the items described above.
Total direct costs for the six months ended June 30, 2018 included $2.2 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $5.7 million of amortization expense for the same prior year period. The $3.5 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization in prior periods, and the customer contracts acquired in the Innosight acquisition which were fully amortized in 2017. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Gains, Net
Selling, general and administrative expenses increased $2.0 million, or 2.2%, to $92.6 million in the six months ended June 30, 2018, from $90.6 million in the six months ended June 30, 2017. The overall $2.0 million increase was primarily related to a $3.7 million increase in performance bonus expense for our support personnel and a $1.0 million increase in practice administration and meetings expense, partially offset by a $1.6 million decrease in legal expenses and a $0.9 million decrease in salaries and related expenses for our support personnel. As a percentage of revenues, selling, general and administrative expenses decreased to 23.7% during the first six months of 2018 compared to 24.5% during the first six months of 2017, primarily due to the decreases in legal expenses and salaries and related expenses for our support personnel, partially offset by increases in performance bonus expense for our support personnel and practice administration and meetings expense, as a percentage of revenues.
Restructuring charges for the first six months of 2018 totaled $2.7 million, compared to $3.9 million for the first six months of 2017. The charges for the first six months of 2018 primarily consisted of $0.7 million related to workforce reductions in our Business Advisory segment to better align resources with market demand; $0.7 million related to the accrual of remaining lease payments, net of estimated sublease income, and accelerated depreciation on leasehold improvements due to exiting a portion of our Middleton, Wisconsin office in the second quarter of 2018; $0.6 million related to updated lease assumptions for our San Francisco office vacated in the third quarter of 2017; $0.3 million related to employee costs in our Healthcare segment; and $0.3 million related to the divestiture of our Middle East practice within the Business Advisory segment in the second quarter of 2018. The charges for the first six months of 2017 primarily consisted of $2.0 million related to workforce reductions in our Healthcare segment to better align our resources with market demand; $1.2 million related to the accrual of remaining lease obligations, net of estimated sublease income, for offices vacated in the second quarter of 2017 and accelerated depreciation on leasehold improvements for our San Francisco office; and $0.4 million related to workforce reductions in our corporate operations primarily to adjust our infrastructure to align with the decreased workforce in the Healthcare segment.

Litigation and other gains, net totaled $5.9 million for the six months ended June 30, 2018, which consisted of $3.4 million of net remeasurement gains for the decrease in the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions and a $2.5 million litigation settlement gain for the resolution of Huron's claim in a class action lawsuit. Litigation and other gains, net totaled $1.1 million for the six months ended June 30, 2017, which represented net remeasurement gains for the decrease in the estimated fair values of our liabilities for contingent consideration payments related to business acquisitions. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense decreased by $0.9 million to $17.7 million in the six months ended June 30, 2018, from $18.6 million in the six months ended June 30, 2017. The decrease was primarily attributable to decreasing amortization expense of the trade name acquired in our Studer Group acquisition, due to the accelerated basis of amortization in prior periods, partially offset by amortization expense for intangible assets acquired in the Innosight acquisition. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
During the second quarter of 2017, we recorded a $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare reporting unit. This charge was non-cash in nature and did not affect our liquidity or debt covenants. See Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on this charge.
Operating Income (Loss)
Operating income increased $207.9 million, to income of $21.5 million in the first six months of 2018 from a loss of $186.4 million in the first six months of 2017. This decrease is primarily attributable to the $209.6 million non-cash pretax goodwill impairment charge recorded in the second quarter of 2017 related to our Healthcare segment. See Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the non-cash goodwill impairment charge. Operating margin increased to 5.5% for the six months ended June 30, 2018, compared to (50.3)% for the six months ended June 30, 2017. The increase in operating margin was primarily attributable to the goodwill impairment charge recorded in the second quarter of 2017.
Other Expense, Net
Total other expense, net increased by $9.2 million to $15.8 million in the first six months of 2018 from $6.7 million in the first six months of 2017. The increase in total other expense, net was primarily attributable to a $5.8 million loss on divestiture of our Middle East practice within our Business Advisory segment recorded in the second quarter of 2018, compared to a $0.9 million gain on divestiture of our Life Sciences Compliance and Operations solution within our Business Advisory segment in the second quarter of 2017. During the second quarter of 2018, we sold our Middle East business to a former employee who was the practice leader of that business at the time. The increase in total other expense, net was also attributable to a $1.1 million decrease in the gain in the market value of our investments that are used to fund our deferred compensation liability and a $1.1 million increase in interest expense, net of interest income in the first six months of 2018 compared to the first six months of 2017. The increase in interest expense was due to higher interest rates under our credit facility during the first six months of 2018 compared to the same prior year period.
Income Tax Expense (Benefit)
For the six months ended June 30, 2018, our effective tax rate was 53.0% as we recognized income tax expense from continuing operations of $3.0 million on income from continuing operations of $5.6 million. The effective tax rate for the six months ended June 30, 2018 was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to discrete tax expense of $1.3 million for share-based compensation awards that vested during the first quarter of 2018, which had an unfavorable impact of 22.5% on the effective tax rate, and non-deductible business expenses.
For the six months ended June 30, 2017, our effective tax rate was 24.7% as we recognized income tax benefit from continuing operations of $47.8 million on a loss from continuing operations of $193.1 million. The effective tax rate for the six months ended June 30, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the non-deductible portion of the goodwill impairment charge recorded in the second quarter of 2017. The effective tax rate for the second quarter of 2017 was also less favorable than that statutory rate, inclusive of state income taxes, due to discrete tax expense for share-based compensation of $1.7 million.
Net Income (Loss) from Continuing Operations
Net income from continuing operations increased by $148.0 million to net income from continuing operations of $2.6 million for the six months ended June 30, 2018, from a net loss from continuing operations of $145.3 million for the same prior year period. This increase is primarily attributable to the $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare segment, partially offset by a decrease in segment operating income, as discussed below in Segment Results. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first six months of 2018 was $0.12 compared to diluted loss per share from continuing operations of $6.80 for the first six months of 2017. The non-cash goodwill impairment charge had a $7.18 unfavorable impact on diluted loss per share from continuing operations for the first six months of 2017.
EBITDA and Adjusted EBITDA
EBITDA increased $195.3 million to earnings of $35.5 million for the six months ended June 30, 2018, from a loss of $159.8 million for the six months ended June 30, 2017. Adjusted EBITDA decreased $13.3 million to $38.4 million in the first six months of 2018 from $51.6 million in the first six months of 2017. The increase in EBITDA was primarily attributable to the non-cash goodwill impairment charge of $209.6 million recorded in the second quarter of 2017. The decrease in adjusted EBITDA was primarily due to the decrease in segment operating income, as discussed below in Segment Results.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations decreased $5.4 million to $17.0 million in the first six months of 2018 compared to $22.4 million in the first six months of 2017. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for the first six months of 2018 was $0.78 compared to $1.04 for the first six months of 2017.
Segment Results
Healthcare
Revenues
Healthcare segment revenues slightly decreased $0.3 million, or 0.2%, to $181.4 million for the first six months of 2018 from $181.7 million for the first six months of 2017.
During the six months ended June 30, 2018, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 67.3%, 14.9%, 10.7%, and 7.1% of this segment’s revenues, respectively, compared to 63.9%, 16.9%, 8.9%, and 10.3% of this segment’s revenues, respectively, for the same prior year period.
The overall $0.3 million decrease in revenues was attributable to a $3.2 million decrease in revenues from our full-time equivalents, mostly offset by a $2.9 million increase in revenues attributable to our full-time billable consultants.
The decrease in revenues attributable to our full-time equivalents was primarily driven by lower revenues in our Studer Group solution, partially offset by an increased use of contractors, and reflected decreases in the average number of full-time equivalents and revenue per full-time equivalent.
The increase in revenues attributable to our full-time billable consultants reflected an increase in the consultant utilization rate, partially offset by decreases in the average number of full-time billable consultants and average billing rate. Performance-based fee revenue was $19.4 million during the first six months of 2018, and was recognized in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted on a modified retrospective basis on January 1, 2018. Performance-based fee revenue for the first six months of 2017 was $16.2 million, and was recognized in accordance with ASC 605. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Operating Income
Healthcare segment operating income decreased $6.3 million, or 10.8%, to $51.5 million for the six months ended June 30, 2018, from $57.8 million for the six months ended June 30, 2017. The Healthcare segment operating margin decreased to 28.4% for the first six months of 2018 from 31.8% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in performance bonus expense for both our revenue-generating professionals and support personnel, as well as increases in contractor expenses, practice administration and meetings expenses, and signing and retention bonus expense for our revenue-generating professionals. These decreases to the segment operating margin were partially offset by decreases in intangible asset amortization expense, restructuring charges, promotion and marketing expenses, and product and event costs, all as a percentage of revenues.
The non-cash goodwill impairment charge discussed above within the consolidated results is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on this charge.

Business Advisory
Revenues
Business Advisory segment revenues increased $11.2 million, or 11.0%, to $113.6 million for the first six months of 2018 from $102.4 million for the first six months of 2017. Revenues for the first six months of 2018 included $6.4 million of incremental revenues due to the full period impact of our acquisition of Innosight, which was completed in March 2017, as well as revenues from our acquisition of the international assets of ADI Strategies, which was completed in April 2017 and fully integrated into the Business Advisory segment.
During the first six months of 2018, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 40.5%, 54.7%, 2.8%, and 2.0% of this segment’s revenues, respectively, compared to 33.2%, 65.3%, 0.2%, and 1.3% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $3.2 million for the first six months of 2018, compared to $0.2 million for the same prior year period. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $11.2 million increase in revenues, $10.1 million was attributable to our full-time billable consultants and $1.1 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants was primarily driven by increases in the average number of full-time billable consultants and average billing rate, partially offset by a decrease in the consultant utilization rate. The increase in revenues from our full-time equivalents reflected increases in the average number of full-time equivalents and revenue per full-time equivalent in the first six months of 2018 compared to the same prior year period.
Operating Income
Business Advisory segment operating income increased by $1.2 million, or 5.2%, to $23.2 million for the six months ended June 30, 2018, from $22.1 million for the six months ended June 30, 2017. The Business Advisory segment operating margin decreased to 20.4% for the first six months of 2018 from 21.5% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in performance bonus expense and salaries and related expenses for our revenue-generating professionals, as well as increases in restructuring charges and travel and entertainment costs, all as a percentage of revenues. These decreases to the operating margin were partially offset by decreases in salaries and related expenses for our support personnel and intangible asset amortization expense.
Education
Revenues
Education segment revenues increased $10.0 million, or 11.6%, to $96.2 million for the first six months of 2018 from $86.2 million for the first six months of 2017.
For the six months ended June 30, 2018, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 20.2%, 73.1%, and 6.7% of this segment’s revenues, respectively. For the six months ended June 30, 2017, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 15.6%, 78.7%, 0.4%, and 5.3% of this segment's revenues, respectively.
Of the overall $10.0 million increase in revenues, $7.6 million was attributable to our full-time billable consultants and $2.4 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants reflected increases in the average number of full-time billable consultants and consultant utilization rate, partially offset by a decrease in the average billing rate. The increase in revenues from our full-time equivalents was driven by increases in both the average number of full-time equivalents and revenue per full-time equivalent in the first six months of 2018 compared to the same prior year period.
Operating Income
Education segment operating income decreased $1.3 million, or 5.5%, to $22.7 million for the six months ended June 30, 2018, from $24.0 million for the six months ended June 30, 2017. The Education segment operating margin decreased to 23.6% for the first six months of 2018 from 27.9% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals, as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $6.5 million, from $16.9 million at December 31, 2017 to $10.5 million at June 30, 2018. As of June 30, 2018, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2018	2017
Net cash provided by operating activities	$6,913	$23,286
Net cash used in investing activities	(10,006)	(119,421)
Net cash provided by (used in) financing activities	(3,291)	92,535
Effect of exchange rate changes on cash	(73)	165
Net decrease in cash and cash equivalents	$(6,457)	$(3,435)
Operating Activities
Net cash provided by operating activities totaled $6.9 million and $23.3 million for the six months ended June 30, 2018 and 2017, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The decrease in cash provided by operations for the first six months of 2018 compared to the same prior year period was primarily attributable to a decrease in cash collections from clients and increase in vendor payments, partially offset by a decrease in the amount paid for annual performance bonuses during the first quarter of 2018 compared to the first quarter of 2017.
Investing Activities
Net cash used in investing activities was $10.0 million and $119.4 million for the six months ended June 30, 2018 and 2017, respectively.
The use of cash in the first six months of 2018 primarily consisted of $5.1 million for purchases of property and equipment, primarily related to purchases of computers and related equipment; $2.1 million for payments related to internally developed software; $1.9 million for payments related to the divestiture of our Middle East practice within the Business Advisory segment; and $1.7 million for contributions to our life insurance policies which fund our deferred compensation plan.
The use of cash in the first six months of 2017 primarily consisted of $103.5 million for the purchases of businesses and $15.3 million for purchases of property and equipment, primarily related to leasehold improvements and purchases of furniture and fixtures for new office spaces in certain locations.
We estimate that cash utilized for purchases of property and equipment and software development in 2018 will be approximately $15.0 million, primarily consisting of information technology related equipment to support our corporate infrastructure, leasehold improvements, and software development costs.
Financing Activities
Net cash used in financing activities was $3.3 million for the six months ended June 30, 2018. During the first six months of 2018, we borrowed $139.3 million under our credit facility and made repayments on our credit facility of $133.8 million. We also paid $7.8 million to the sellers of certain business acquisitions for achieving specified financial performance targets in accordance with the related purchase agreements. Of the total $7.8 million payments made, $4.9 million is classified as a cash outflow from financing activities and represents the amount paid up to the fair value of the contingent consideration liability recorded as of the acquisition dates. The remaining $2.9 million is classified as a cash outflow from operating activities.
Net cash provided by financing activities was $92.5 million for the six months ended June 30, 2017. During the first six months of 2017, we borrowed $205.5 million under our credit facility, primarily to fund our acquisitions of Innosight and Pope Woodhead and our annual performance bonus payment, and made repayments on our credit facility of $106.5 million.

Share Repurchase Program
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2018 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased in the first six months of 2018 or 2017. As of June 30, 2018, $35.1 million remains available for share repurchases.
Financing Arrangements
At June 30, 2018, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding, $110.5 million outstanding under our senior secured credit facility, and $4.6 million outstanding under a promissory note, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.50 to 1.00 to 4.00 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to

1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At June 30, 2018, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.44 to 1.00 and a Consolidated Interest Coverage Ratio of 10.07 to 1.00.
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
Borrowings outstanding under the Amended Credit Agreement at June 30, 2018 totaled $110.5 million. These borrowings carried a weighted average interest rate of 4.1%, including the impact of the interest rate swap in effect as of June 30, 2018 and described in Note 10 “Derivative Instrument and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2017 were $105.0 million and carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap in effect as of December 31, 2017. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2018, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities. As of June 30, 2018, the unused borrowing capacity under the revolving credit facility was $387.9 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At June 30, 2018, the outstanding principal amount of the promissory note was $4.6 million. As of June 30, 2018, the aircraft had a carrying amount of $6.1 million. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million, and the aircraft had a carrying amount of $6.5 million.
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
On March 23, 2018, we entered into a third amendment (the "Third Amendment") to the Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the "Amended Credit Facility"). The Third Amendment extended the maturity date from March 31, 2020 to March 23, 2023. In addition, the Third Amendment provided for, among other things, i) an increase in the allowable aggregate amount of increases to the Aggregate Revolving Commitments or new or additional term loans from $100 million to $150 million; ii) an increase in the base amount of allowable Restricted Payments when the Consolidated Leverage Ratio is greater than 3.00 to 1.0 from $50 million to $75 million; iii) an increase in the maximum Consolidated Leverage Ratio allowed; and iv) certain changes to the definition of Consolidated EBITDA. Borrowings outstanding under the Amended Credit Agreement at June 30, 2018 totaled $110.5 million.
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

CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. Below is an update to our critical accounting policy related to revenue recognition. There have been no material changes to our other critical accounting policies during the first six months of 2018.
Revenue Recognition
We generate substantially all of our revenues from providing professional services to our clients. We also generate revenues from software licenses; software support, maintenance and subscriptions to our cloud-based analytic tools and solutions; speaking engagements; conferences; and publications. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, we allocate the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on our overall pricing objectives, taking into consideration market conditions and other factors.
Revenue is recognized when control of the goods and services provided are transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services using the following steps: 1) identify the contract, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue as or when we satisfy the performance obligations.
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
In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-

based engagements in which we earn a success fee when and if certain predefined outcomes occur. We recognize revenue under performance-based billing arrangements using the following steps: 1) estimate variable consideration using a probability-weighted assessment of the fees to be earned, 2) apply a constraint to the estimated variable consideration to limit the amount that could be reversed when the uncertainty is resolved (the “constraint”), and 3) recognize revenue of estimated variable consideration, net of the constraint, based on work completed to-date versus our estimates of the total services to be provided under the engagement.
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
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $237.8 million as of June 30, 2018, which represents the liability component of the $250.0 million principal balance. The estimated fair value of our Convertible Notes at June 30, 2018 was $232.4 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended June 30, 2018, which was $92.966 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At June 30, 2018, we had borrowings outstanding under the credit facility totaling $110.5 million that carried a weighted average interest rate of 4.1%, including the impact of the interest rate swap described below. A hypothetical 100 basis point change in this interest rate would have a $0.6 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap. At December 31, 2017, our borrowings outstanding under the credit facility totaled $105.0 million and carried a weighted average interest rate of 3.7%, including the effect of the interest rate swap described below. A hypothetical 100 basis point change in the interest rate as of December 31, 2017 would have had a $0.6 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At June 30, 2018, the outstanding principal amount of the promissory note was $4.6 million and carried an interest rate of 4.0%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income, on an annualized basis. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million and carried an interest rate of 3.2%. A hypothetical 100 basis point change in the interest rate as of December 31, 2017 would not have had a material effect on our pretax income, on an annualized basis.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of June 30, 2018, the fair value of the investment was $47.1 million, with a total cost basis of $27.9 million.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2018, we reacquired 883 shares of common stock with a weighted average fair market value of $40.75 as a result of such tax withholdings.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $125 million of our common stock and which expires on October 31, 2018 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements. The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2018 - April 30, 2018	—	$—	—	$35,143,546
May 1, 2018 - May 31, 2018	50	$37.45	—	$35,143,546
June 1, 2018 - June 30, 2018	833	$40.95	—	$35,143,546
Total	883	$40.75	—

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

Huron Consulting Group Inc.
(Registrant)

Date:	July 31, 2018	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer