Form 10-Q
period 2018-09-30
Huron Consulting Group Inc.
filed 2018-10-30
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
As of October 23, 2018, 22,553,838 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$9,025	$16,909
Receivables from clients, net	108,747	101,778
Unbilled services, net	75,290	57,618
Income tax receivable	1,754	4,039
Prepaid expenses and other current assets	13,328	10,951
Total current assets	208,144	191,295
Property and equipment, net	41,164	45,541
Deferred income taxes, net	14,028	16,752
Long-term investment	45,948	39,904
Other non-current assets	32,035	25,375
Intangible assets, net	53,703	72,311
Goodwill	645,543	645,750
Total assets	$1,040,565	$1,036,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,979	$9,194
Accrued expenses and other current liabilities	21,016	20,144
Accrued payroll and related benefits	83,069	73,698
Accrued contingent consideration for business acquisitions	8,003	8,515
Deferred revenues	30,043	27,916
Total current liabilities	152,110	139,467
Non-current liabilities:
Deferred compensation and other liabilities	22,837	20,895
Accrued contingent consideration for business acquisitions, net of current portion	4,886	14,313
Long-term debt, net of current portion	315,691	342,507
Deferred lease incentives	14,110	15,333
Deferred income taxes, net	1,058	1,097
Total non-current liabilities	358,582	394,145
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,104,739 and 24,560,468 shares issued at September 30, 2018 and December 31, 2017, respectively	244	241
Treasury stock, at cost, 2,549,822 and 2,443,577 shares at September 30, 2018 and December 31, 2017, respectively	(124,169)	(121,994)
Additional paid-in capital	446,649	434,256
Retained earnings	192,984	180,443
Accumulated other comprehensive income	14,165	10,370
Total stockholders’ equity	529,873	503,316
Total liabilities and stockholders’ equity	$1,040,565	$1,036,928

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues and reimbursable expenses:
Revenues	$198,448	$176,376	$589,671	$546,643
Reimbursable expenses	21,296	17,982	59,648	55,862
Total revenues and reimbursable expenses	219,744	194,358	649,319	602,505
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	128,596	113,775	388,956	343,185
Amortization of intangible assets and software development costs	1,009	2,657	3,195	8,388
Reimbursable expenses	21,246	18,079	59,710	55,901
Total direct costs and reimbursable expenses	150,851	134,511	451,861	407,474
Operating expenses and other losses (gains), net
Selling, general and administrative expenses	45,915	41,576	138,481	132,137
Restructuring charges	(31)	1,347	2,665	5,295
Other losses (gains), net	887	880	(4,990)	(222)
Depreciation and amortization	8,561	9,946	26,281	28,549
Goodwill impairment charge	—	—	—	209,600
Total operating expenses and other losses (gains), net	55,332	53,749	162,437	375,359
Operating income (loss)	13,561	6,098	35,021	(180,328)
Other income (expense), net:
Interest expense, net of interest income	(4,628)	(4,880)	(14,636)	(13,811)
Other income (expense), net	707	930	(5,131)	3,204
Total other expense, net	(3,921)	(3,950)	(19,767)	(10,607)
Income (loss) from continuing operations before taxes	9,640	2,148	15,254	(190,935)
Income tax expense (benefit)	1,391	(1,984)	4,365	(49,740)
Net income (loss) from continuing operations	8,249	4,132	10,889	(141,195)
Income (loss) from discontinued operations, net of tax	228	238	(304)	690
Net income (loss)	$8,477	$4,370	$10,585	$(140,505)
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.38	$0.19	$0.50	$(6.59)
Income (loss) from discontinued operations, net of tax	0.01	0.01	(0.01)	0.03
Net income (loss)	$0.39	$0.20	$0.49	$(6.56)
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.37	$0.19	$0.50	$(6.59)
Income (loss) from discontinued operations, net of tax	0.01	0.01	(0.02)	0.03
Net income (loss)	$0.38	$0.20	$0.48	$(6.56)
Weighted average shares used in calculating earnings per share:
Basic	21,745	21,505	21,683	21,413
Diluted	22,110	21,622	21,947	21,413
Comprehensive income (loss):
Net income (loss)	$8,477	$4,370	$10,585	$(140,505)
Foreign currency translation adjustments, net of tax	(579)	609	(1,499)	1,835
Unrealized gain (loss) on investment, net of tax	(852)	(2,200)	4,473	(1,669)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	206	23	821	(4)
Other comprehensive income (loss)	(1,225)	(1,568)	3,795	162
Comprehensive income (loss)	$7,252	$2,802	$14,380	$(140,343)
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	24,098,822	$241	(2,591,135)	$(121,994)	$434,256	$180,443	$10,370	$503,316
Comprehensive income						10,585	3,795	14,380
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	251,965	3	20,407	916	(919)			—
Exercise of stock options	30,000	—			703			703
Share-based compensation					12,609			12,609
Shares redeemed for employee tax withholdings			(84,956)	(3,091)				(3,091)
Cumulative-effect adjustment from adoption of ASC 606						1,956		1,956
Balance at September 30, 2018	24,380,787	$244	(2,655,684)	$(124,169)	$446,649	$192,984	$14,165	$529,873
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$10,585	$(140,505)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,965	37,881
Share-based compensation	12,840	11,711
Amortization of debt discount and issuance costs	7,721	7,604
Goodwill impairment charge	—	209,600
Allowances for doubtful accounts and unbilled services	573	3,812
Deferred income taxes	179	(51,062)
Loss (gain) on sale of businesses	5,863	(931)
Change in fair value of contingent consideration liabilities	(2,463)	(222)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in receivables from clients, net	(9,103)	9,025
(Increase) decrease in unbilled services, net	(16,714)	(12,251)
(Increase) decrease in current income tax receivable / payable, net	1,400	(32)
(Increase) decrease in other assets	(3,768)	(1,802)
Increase (decrease) in accounts payable and accrued liabilities	186	1,850
Increase (decrease) in accrued payroll and related benefits	9,445	(21,928)
Increase (decrease) in deferred revenues	2,158	(318)
Net cash provided by operating activities	48,867	52,432
Cash flows from investing activities:
Purchases of property and equipment, net	(6,662)	(20,139)
Investment in life insurance policies	(1,689)	(1,826)
Distributions from life insurance policies	—	2,889
Purchases of businesses, net of cash acquired	(215)	(106,915)
Capitalization of internally developed software costs	(3,611)	(938)
Proceeds from note receivable	1,040	177
Divestitures of businesses	(2,359)	1,499
Net cash used in investing activities	(13,496)	(125,253)
Cash flows from financing activities:
Proceeds from exercise of stock options	703	—
Shares redeemed for employee tax withholdings	(3,091)	(4,450)
Proceeds from borrowings under credit facility	179,800	241,000
Repayments of debt	(213,674)	(170,082)
Payments for debt issuance costs	(1,385)	(395)
Deferred acquisition payments	(5,494)	(1,811)
Net cash provided by (used in) financing activities	(43,141)	64,262
Effect of exchange rate changes on cash	(114)	192
Net decrease in cash and cash equivalents	(7,884)	(8,367)
Cash and cash equivalents at beginning of the period	16,909	17,027
Cash and cash equivalents at end of the period	$9,025	$8,660
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$1,500	$4,049
Promissory note assumed for purchase of property and equipment	$—	$5,113
Contingent consideration related to business acquisitions	$212	$15,489
Common stock issued related to a business acquisition	$—	$9,560
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2018 and 2017. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
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
Capitalized Sales Commissions
Sales commissions earned by our sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions with an expected amortization period greater than one year are deferred and amortized on a straight-line basis over the period of the associated contract. We elected to apply the practical expedient to expense sales commissions as incurred when the expected amortization period is one year or less. Amortization expense is recorded to direct costs. The amount of capitalized sales commissions amortized during both the three and nine months ended September 30, 2018 was $0.1 million. Unamortized sales commissions were $0.4 million as of September 30, 2018.
3. New Accounting Pronouncements
Recently Adopted
In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments to the guidance improve and simplify rules for hedge accounting to

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

better present the economic results of an entity’s risk management activities in its financial statements and improve the disclosures of hedging arrangements. Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements. We elected to early adopt this ASU effective January 1, 2018. The adoption of this guidance did not have an impact on our consolidated financial statements.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The impact of adoption on our consolidated balance sheet as of September 30, 2018 and consolidated statements of operations for the three and nine months ended September 30, 2018 was as follows:

Balance Sheet	As of September 30, 2018
	As reported under ASC 606	As computed under ASC 605	Effect of Adoption Increase/(Decrease)
Assets
Receivables from clients, net	$108,747	$108,083	$664
Unbilled services, net	$75,290	$70,140	$5,150
Income tax receivable	$1,754	$2,521	$(767)
Prepaid expenses and other current assets	$13,328	$13,146	$182
Deferred income taxes, net	$14,028	$14,715	$(687)
Other non-current assets	$32,035	$31,808	$227

Liabilities
Accrued payroll and related benefits	$83,069	$83,103	$(34)
Deferred revenues	$30,043	$29,379	$664

Equity
Retained earnings	$192,984	$188,845	$4,139

Statement of Operations	Three Months Ended September 30, 2018
	As reported under ASC 606	As computed under ASC 605	Effect of Adoption Increase/(Decrease)
Revenues (1)	$198,448	$202,326	$(3,878)
Direct costs	$128,596	$128,684	$(88)

Income from continuing operations before taxes	$9,640	$13,430	$(3,790)
Income tax expense	1,391	2,376	(985)
Net income from continuing operations	$8,249	$11,054	$(2,805)

Earnings per share from continuing operations - basic	$0.38	$0.51	$(0.13)
Earnings per share from continuing operations - diluted	$0.37	$0.50	$(0.13)

	Nine Months Ended September 30, 2018
	As reported under ASC 606	As computed under ASC 605	Effect of Adoption Increase/(Decrease)
Revenues (1)	$589,671	$586,890	$2,781
Direct costs	$388,956	$389,125	$(169)

Income from continuing operations before taxes	$15,254	$12,304	$2,950
Income tax expense	4,365	3,598	767
Net income from continuing operations	$10,889	$8,706	$2,183

Earnings per share from continuing operations - basic	$0.50	$0.40	$0.10
Earnings per share from continuing operations - diluted	$0.50	$0.40	$0.10

(1)	The change in revenues due to the adoption of ASC 606 relates to revenue recognized for performance-based fee billing arrangements within our Healthcare segment.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Not Yet Adopted
In March 2016, the FASB issued ASU 2016-02, Leases, as a new Topic, ASC 842, which supersedes ASC Topic 840, Leases, and sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized using an effective interest rate method or on a straight-line basis over the term of the lease. ASU 2016-02 will be effective for us beginning January 1, 2019 and requires the use of a modified retrospective transition method for existing leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the adoption date. We will elect to adopt ASC 842 using the new transition method provided by ASU 2018-11. We have substantially completed our inventory of outstanding lease agreements and are currently evaluating the potential impact this guidance will have on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements related to fair value measurements. ASU 2018-13 will be effective for us beginning January 1, 2020, with early adoption permitted. We do not expect this guidance to have an impact on the amounts reported on our consolidated financial statements, and we are currently evaluating the potential impact this guidance will have on our disclosures within the notes to our consolidated financial statements.
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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenues	$176,376	$555,768
Net income (loss) from continuing operations	$4,170	$(137,922)
Net income (loss) from continuing operations per share - basic	$0.19	$(6.43)
Net income (loss) from continuing operations per share - diluted	$0.19	$(6.43)
The historical financial information has been adjusted to give effect to pro forma adjustments of intangible asset amortization expense, acquisition-related costs, interest expense, and the related income tax effects. For the three and nine months ended September 30, 2017, the unaudited pro forma adjustments decreased expense by less than $0.1 million and increased expense by $0.5 million, respectively. Additionally, the historical financial information has been adjusted to give effect to the shares issued as consideration. All of these adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2016. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.
5. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2018.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2017:
Goodwill	$636,810	$302,187	$102,829	$1,041,826
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2017	428,729	114,192	102,829	645,750
Goodwill recorded in connection with business acquisitions	—	186	—	186
Foreign currency translation	—	(393)	—	(393)
Goodwill, net as of September 30, 2018	$428,729	$113,985	$102,829	$645,543
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
Our goodwill impairment test was performed by comparing the fair value of the Healthcare reporting unit to its carrying value and recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. To estimate the fair value of the Healthcare reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the estimated fair value of the Healthcare reporting unit, we recorded a $209.6 million non-cash pretax goodwill impairment charge in the second quarter of 2017 to reduce the carrying value of goodwill in our Healthcare reporting unit.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible Assets
Intangible assets as of September 30, 2018 and December 31, 2017 consisted of the following:

		As of September 30, 2018		As of December 31, 2017
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 13	$98,371	$56,611	$106,195	$51,588
Trade names	5 to 6	28,930	22,104	29,016	18,915
Customer contracts	4	25,097	24,999	25,154	24,751
Technology and software	3 to 5	5,694	2,466	9,340	5,098
Non-compete agreements	3 to 5	4,710	3,048	5,163	2,637
Publishing content	3	—	—	3,300	3,163
Favorable lease contract	3	720	591	720	425
Total		$163,522	$109,819	$178,888	$106,577
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
Intangible asset amortization expense was $5.9 million and $8.8 million for the three months ended September 30, 2018 and 2017, respectively. Intangible asset amortization expense was $18.2 million and $26.4 million for the nine months ended September 30, 2018 and 2017, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2018 and each of the five succeeding years for the definite-lived intangible assets recorded as of September 30, 2018.

Year Ending December 31,	Estimated Amortization Expense
2018	$23,863
2019	$17,206
2020	$12,083
2021	$8,064
2022	$6,090
2023	$3,512
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
6. Revenues
For the three and nine months ended September 30, 2018, we recognized revenues of $198.4 million and $589.7 million, respectively. For the three and nine months ended September 30, 2017, we recognized revenues of $176.4 million and $546.6 million, respectively. Of the $198.4 million recognized in the third quarter of 2018, we recognized revenues of $7.6 million from obligations satisfied, or partially satisfied, in prior periods, of which $4.3 million was primarily due to the release of allowances on unbilled services due to securing contract amendments and $3.3 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $589.7 million recognized in the first nine months of 2018, we recognized revenues of $10.1 million from obligations satisfied, or partially satisfied, in prior periods, of which $6.5 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.6 million was primarily due to the release of allowances on unbilled services due to securing contract amendments.
As of September 30, 2018, we had $55.2 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $55.2 million of performance obligations, we expect to recognize approximately $16.1 million as revenue in the fourth quarter of 2018, $30.1 million in 2019, and the

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

remaining $9.0 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance within unbilled services, net was $2.8 million as of September 30, 2018 and $2.4 million as of January 1, 2018, upon adoption of ASC 606. The $0.4 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms. Refer to Note 3 "New Accounting Pronouncements" for additional information on the adoption of ASC 606.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of September 30, 2018 and December 31, 2017, was $30.0 million and $27.9 million, respectively. The $2.1 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and nine months ended September 30, 2018, $2.2 million and $22.8 million, respectively, of revenues recognized were included in the deferred revenue balance as of December 31, 2017.

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
Earnings (loss) per share under the basic and diluted computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) from continuing operations	$8,249	$4,132	$10,889	$(141,195)
Income (loss) from discontinued operations, net of tax	228	238	(304)	690
Net income (loss)	$8,477	$4,370	$10,585	$(140,505)

Weighted average common shares outstanding – basic	21,745	21,505	21,683	21,413
Weighted average common stock equivalents	365	117	264	—
Weighted average common shares outstanding – diluted	22,110	21,622	21,947	21,413

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.38	$0.19	$0.50	$(6.59)
Income (loss) from discontinued operations, net of tax	0.01	0.01	(0.01)	0.03
Net income (loss)	$0.39	$0.20	$0.49	$(6.56)

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.37	$0.19	$0.50	$(6.59)
Income (loss) from discontinued operations, net of tax	0.01	0.01	(0.02)	0.03
Net income (loss)	$0.38	$0.20	$0.48	$(6.56)
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of September 30,
	2018	2017
Unvested restricted stock awards	11	627
Outstanding common stock options	—	194
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	6,269	7,079
See Note 8 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
As of September 30, 2018, we had a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2018 (the “Share Repurchase Program”). During the fourth quarter of 2018, our board of directors authorized an extension of the Share Repurchase Program through October 31, 2019. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased during the first nine months of 2018 and 2017. As of September 30, 2018, $35.1 million remains available for share repurchases.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

8. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	September 30, 2018	December 31, 2017
1.25% convertible senior notes due 2019	$240,209	$233,140
Senior secured credit facility	71,500	105,000
Promissory note due 2024	4,493	4,868
Total long-term debt	$316,202	$343,008
Current maturities of debt (1)	(511)	(501)
Long-term debt, net of current portion	$315,691	$342,507

(1)	The current maturities of debt are included as a component of accrued expenses and other current liabilities on our consolidated balance sheets.
Below is a summary of the scheduled remaining principal payments of our debt as of September 30, 2018.

Principal Payments of Long-Term Debt
2018	$126
2019	$250,514
2020	$529
2021	$544
2022	$559
Thereafter	$73,721
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
We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of September 30, 2018, the remaining life of the Convertible Notes is one year. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
As of September 30, 2018 and December 31, 2017, the Convertible Notes consisted of the following:

	September 30, 2018	December 31, 2017
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(8,530)	(14,668)
Less: debt issuance costs, net of amortization	(1,261)	(2,192)
Net carrying amount	$240,209	$233,140
Equity component (1)	$39,287	$39,287
(1)Included in additional paid-in capital on the consolidated balance sheet.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest coupon	$781	$781	$2,344	$2,344
Amortization of debt discount	2,070	1,974	6,138	5,853
Amortization of debt issuance costs	312	306	931	915
Total interest expense	$3,163	$3,061	$9,413	$9,112
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.50 to 1.00 to 4.00 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At September 30, 2018, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.02 to 1.00 and a Consolidated Interest Coverage Ratio of 10.57 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at September 30, 2018 totaled $71.5 million. These borrowings carried a weighted average interest rate of 4.2%, including the effect of the interest rate swap described in Note 10 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2017 were $105.0 million and carried a weighted average interest rate of 3.7%, including the effect of the interest rate swap described in Note 10 “Derivative Instrument and Hedging Activity." The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2018, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities. As of September 30, 2018, the unused borrowing capacity under the revolving credit facility was $426.9 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At September 30, 2018, the outstanding principal amount of the promissory note was $4.5 million. As of September 30, 2018, the aircraft had a carrying amount of $5.9 million. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million, and the aircraft had a carrying amount of $6.5 million.
9. Restructuring Charges
Restructuring charges netted to an immaterial amount for the three months ended September 30, 2018 and were $2.7 million for the nine months ended September 30, 2018. The restructuring charges incurred in the third quarter of 2018 consisted of a $0.4 million accrual related to employee costs in our Healthcare segment, offset by a $0.3 million decrease in the accrual for remaining lease obligations, net of

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

estimated sublease income, as a result of updated lease assumptions for our San Francisco office vacated in the third quarter of 2017 and a $0.2 million decrease in the accrual related to workforce reductions in our Business Advisory segment recorded in the second quarter of 2018. The $2.7 million of restructuring charges incurred in the first nine months of 2018 primarily consisted of $0.7 million related to the accrual of remaining lease payments, net of estimated sublease income, and accelerated depreciation on leasehold improvements due to exiting a portion of our Middleton, Wisconsin office in the second quarter of 2018; $0.7 million and $0.5 million related to workforce reductions in our Healthcare segment and our Business Advisory segment, respectively, to better align resources with market demand; $0.3 million related to updated lease assumptions for our San Francisco office vacated in the third quarter of 2017; and $0.3 million related to the divestiture of our Middle East practice within the Business Advisory segment in the second quarter of 2018. During the second quarter of 2018, we sold our Middle East practice to a former employee who was the practice leader of that business at the time and we recorded a $5.9 million loss which is included in other income (expense), net in our consolidated statements of operations.
Restructuring charges for the three and nine months ended September 30, 2017 totaled $1.3 million and $5.3 million, respectively. The $1.3 million charge incurred in the third quarter of 2017 primarily related to the accrual of remaining lease obligations, net of estimated sublease income, due to relocating our San Francisco office to a smaller space and consolidating our New York offices in the third quarter of 2017, and accelerated depreciation on leasehold improvements for our San Francisco office. The $5.3 million of restructuring charges incurred in the first nine months of 2017 primarily consisted of $2.5 million related to the accrual of remaining lease obligations, net of estimated sublease income, due to relocating our San Francisco office to a smaller space and consolidating our Chicago and New York offices in the first nine months of 2017 and accelerated depreciation on leasehold improvements for our San Francisco office; $2.0 million related to workforce reductions in our Healthcare segment to better align our resources with market demand; and $0.4 million related to workforce reductions in our corporate operations primarily to adjust our infrastructure to align with the decreased workforce in the Healthcare segment.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the nine months ended September 30, 2018.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2017	$1,267	$4,247	$—	$5,514
Additions	1,259	896	151	2,306
Payments	(1,861)	(2,710)	(152)	(4,723)
Adjustments (1)	(47)	833	—	786
Non-cash items	—	(325)	1	(324)
Balance as of September 30, 2018	$618	$2,941	$—	$3,559

(1)
Adjustments for the nine months ended September 30, 2018 includes restructuring charges of $0.4 million related to updated lease assumptions for vacated office spaces directly related to discontinued operations.

As of September 30, 2018, our restructuring charge liability related to office space reductions of $2.9 million represented the present value of remaining lease payments, net of estimated sublease income, primarily for our vacated office spaces in Washington, D.C., Chicago, Houston, San Francisco, and Middleton, Wisconsin. This restructuring charge liability is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. All of the $0.6 million restructuring charge liability related to employee costs at September 30, 2018 is expected to be paid in the next 12 months. The restructuring charge liability related to employee costs is included as a component of accrued payroll and related benefits.
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated this derivative instrument as a cash flow hedge. Therefore, changes in the fair value of the derivative instrument are recorded to other comprehensive income (“OCI”) and reclassified into interest expense upon settlement. As of September 30, 2018, it was anticipated that $0.3 million of the gains, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth additional information relating to the interest rate swap designated as a cash flow hedging instrument as of September 30, 2018 and December 31, 2017.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	September 30, 2018	December 31, 2017
Prepaid expenses and other current assets	$341	$—
Other non-current assets	$1,301	$581
Accrued expenses	$—	$48
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
Interest rate swap	$—	$1,642	$—	$1,642
Convertible debt investment	—	—	45,948	45,948
Deferred compensation assets	—	20,352	—	20,352
Total assets	$—	$21,994	$45,948	$67,942
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$12,889	$12,889
Total liabilities	$—	$—	$12,889	$12,889
December 31, 2017
Assets:
Interest rate swap	$—	$533	$—	$533
Promissory note	—	—	1,078	1,078
Convertible debt investment	—	—	39,904	39,904
Deferred compensation assets	—	17,786	—	17,786
Total assets	$—	$18,319	$40,982	$59,301
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$22,828	$22,828
Total liabilities	$—	$—	$22,828	$22,828
Interest rate swaps: The fair value of our interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and a discount rate reflecting the risks involved.
Promissory note: As part of the consideration received for the sale of our Accounting Advisory practice on December 30, 2011, we received a promissory note with an initial principal amount of $3.5 million payable over four years. During the fourth quarter of 2017, we amended and restated the note which established scheduled annual principal payments, increased the interest rate, reduced the outstanding principal amount by $0.5 million, and extended the maturity date to September 30, 2020. As of December 31, 2017, the outstanding principal balance was $1.0 million. During the first six months of 2018, we received payments for all of the outstanding principal balance and all accrued interest. Prior to the final payment, the fair value of the note was based on the net present value of the projected cash flows using a discount rate of 10%, which accounted for the risks associated with the amended note. This fair value measurement was based on significant inputs not observable in the market and thus represent Level 3 inputs.
The table below sets forth the changes in the balance of the promissory note for the nine months ended September 30, 2018.

Promissory Note
Balance as of December 31, 2017	$1,078
Interest payments received	(81)
Principal payments received	(1,040)
Change in fair value of promissory note	43
Balance as of September 30, 2018	$—
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
The table below sets forth the changes in the balance of the convertible debt investment for the nine months ended September 30, 2018.

Convertible Debt Investment
Balance as of December 31, 2017	$39,904
Change in fair value of convertible debt investment	6,044
Balance as of September 30, 2018	$45,948
Deferred compensation assets: We have a non-qualified deferred compensation plan (the "Plan") for the members of our board of directors and a select group of our employees. The deferred compensation liability is funded by the Plan assets, which consist of life insurance policies maintained within a trust. The cash surrender value of the life insurance policies approximates fair value and is based on third-party broker statements which provide the fair value of the life insurance policies' underlying investments, which are Level 2 inputs. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The Plan assets are included in other non-current assets on our consolidated balance sheets. Realized and unrealized gains (losses) from the deferred compensation assets are recorded to other income (expense), net in our consolidated statements of operations.
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and discount rates, which typically reflect a risk-free rate. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates. The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the nine months ended September 30, 2018.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2017	$22,828
Payments	(7,750)
Remeasurement of contingent consideration for business acquisitions	(2,463)
Acquisition	212
Unrealized loss due to foreign currency translation	62
Balance as of September 30, 2018	$12,889
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
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$240,209	$241,650	$233,140	$232,578
The differences between the $250 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of September 30, 2018 and December 31, 2017, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 8 “Financing Arrangements” for additional information on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended September 30, 2018 and December 31, 2017.
Based on the closing price of our common stock of $49.40 on September 30, 2018, the if-converted value of the Convertible Notes was less than the principal amount.
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values of all other financial instruments not described above reasonably approximate fair market value due to the nature of the financial instruments and the short-term maturity of these items.
12. Other Comprehensive Income (Loss)
The tables below set forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(579)	$—	$(579)	$609	$—	$609
Unrealized loss on investment	$(1,151)	$299	$(852)	$(3,609)	$1,409	$(2,200)
Unrealized gain on cash flow hedges:
Change in fair value	$301	$(78)	$223	$41	$(16)	$25
Reclassification adjustments into earnings	(23)	6	(17)	(3)	1	(2)
Net unrealized gain	$278	$(72)	$206	$38	$(15)	$23
Other comprehensive loss	$(1,452)	$227	$(1,225)	$(2,962)	$1,394	$(1,568)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,499)	$—	$(1,499)	$1,835	$—	$1,835
Unrealized gain (loss) on investment	$6,044	$(1,571)	$4,473	$(2,738)	$1,069	$(1,669)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$1,096	$(285)	$811	$(41)	$16	$(25)
Reclassification adjustments into earnings	13	(3)	10	36	(15)	21
Net unrealized gain (loss)	$1,109	$(288)	$821	$(5)	$1	$(4)
Other comprehensive income (loss)	$5,654	$(1,859)	$3,795	$(908)	$1,070	$162
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2017	$1,149	$8,812	$409	$10,370
Current period change	(1,499)	4,473	821	3,795
Balance, September 30, 2018	$(350)	$13,285	$1,230	$14,165
13. Income Taxes
For the three months ended September 30, 2018, our effective tax rate was 14.4% as we recognized income tax expense from continuing operations of $1.4 million on income from continuing operations of $9.6 million. The effective tax rate of 14.4% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to a discrete tax benefit of $0.8 million for U.S. federal return to provision adjustments related to the 2017 corporate income tax return, which had a favorable impact of 8.6% on the effective tax rate. In addition, the third quarter of 2018 included a discrete tax benefit of $0.4 million for foreign return to provision adjustments, which had a favorable impact of 3.7% on the effective tax rate. For the three months ended September 30, 2017, we recognized income tax benefit from continuing operations of $2.0 million on income from continuing operations of $2.1 million, which resulted in an effective tax rate of (92.4)%. This rate was more favorable than the statutory rate, inclusive of state income taxes, primarily due to recognizing a $2.7 million tax benefit related to a previously unrecognized tax benefit from our "check-the-box" election made in 2014 to treat one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S federal income tax purposes. This benefit was partially offset by $0.6 million of tax expense recorded in the third quarter of 2017 to correct an error that occurred in the second quarter of 2017.
For the nine months ended September 30, 2018, our effective tax rate was 28.6% as we recognized income tax expense from continuing operations of $4.4 million on income from continuing operations of $15.3 million. The effective tax rate for the nine months ended September 30, 2018 was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to discrete tax expense of $1.2 million for share-based compensation awards that vested during the first quarter of 2018, which had an unfavorable impact of 8.1% on the effective tax rate. This unfavorable discrete item was partially offset by a $0.9 million tax benefit recorded in the third quarter of 2018 related to U.S. federal and foreign return to provision adjustments, which had a favorable impact of 6.1% on the effective tax rate. For the nine months ended September 30, 2017, our effective tax rate was 26.1% as we recognized income tax benefit from continuing operations of $49.7 million on a loss from continuing operations of $190.9 million. The effective tax rate for the nine months ended September 30, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the $61.2 million non-deductible portion of the goodwill impairment charge recorded in the second quarter of 2017, as well as $1.8 million of discrete tax expense for share-based compensation. These unfavorable discrete items were partially offset by a $2.7 million tax benefit recorded in the third quarter of 2017 related to a previously unrecognized tax benefit from our 2014 "check-the-box" election.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("2017 Tax Reform"), a tax reform bill which, among other items, reduced the corporate federal income tax rate from 35% to 21% and moved from a worldwide tax system to a territorial system. During the fourth quarter of 2017, we estimated the remeasurement of our net deferred taxes based on the new lower rate, as well as provided for additional one-time income tax expense estimates primarily related to the transition tax on accumulated foreign earnings and elimination of foreign tax credits for dividends that are subject to the 100 percent exemption. During the three and nine months ended September 30, 2018, we recorded a tax benefit of $0.7 million and $0.6 million, respectively, primarily related to the U.S. federal return to provision adjustments for the remeasurement of our net deferred taxes based on the new lower rate. We continue to analyze the impact of the 2017 Tax Reform, and, in accordance with Staff Accounting Bulletin No. 118, which was issued as a result of the 2017 Tax Reform, we will finalize the analysis no later than one year from the enactment date.
14. Commitments, Contingencies and Guarantees
Litigation
During the second quarter of 2018, we reached a settlement agreement related to Huron's claim in a class action lawsuit, resulting in a gain of $2.5 million, which is recorded in other losses (gains), net on our consolidated statement of operations. We collected the $2.5 million cash settlement during the second quarter of 2018.
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
Guarantees
Guarantees in the form of letters of credit totaling $1.6 million and $1.9 million were outstanding at September 30, 2018 and December 31, 2017, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of September 30, 2018 and December 31, 2017, the total estimated fair value of our contingent consideration liabilities was $12.9 million and $22.8 million, respectively.
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
Our Healthcare segment has a depth of expertise in care transformation, financial and operational excellence, technology and analytics, and leadership development. We serve national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and medical groups. Our solutions help clients evolve and adapt to the rapidly changing healthcare environment and achieve growth, optimize performance, enhance profitability, improve quality and clinical outcomes, and drive physician, patient, and employee engagement across the enterprise.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth information about our operating segments for the three and nine months ended September 30, 2018 and 2017, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Healthcare:
Revenues	$90,417	$79,582	$271,812	$261,261
Operating income	$26,640	$25,778	$78,172	$83,580
Segment operating income as a percentage of segment revenues	29.5%	32.4%	28.8%	32.0%
Business Advisory:
Revenues	$57,175	$55,372	$170,790	$157,753
Operating income	$11,815	$12,832	$35,031	$34,890
Segment operating income as a percentage of segment revenues	20.7%	23.2%	20.5%	22.1%
Education:
Revenues	$50,856	$41,422	$147,069	$127,629
Operating income	$15,014	$7,762	$37,694	$31,772
Segment operating income as a percentage of segment revenues	29.5%	18.7%	25.6%	24.9%
Total Company:
Revenues	$198,448	$176,376	$589,671	$546,643
Reimbursable expenses	21,296	17,982	59,648	55,862
Total revenues and reimbursable expenses	$219,744	$194,358	$649,319	$602,505

Segment operating income	$53,469	$46,372	$150,897	$150,242
Items not allocated at the segment level:
Other operating expenses	30,460	29,448	94,585	92,643
Other losses (gains), net	887	880	(4,990)	(222)
Depreciation and amortization	8,561	9,946	26,281	28,549
Goodwill impairment charge (1)	—	—	—	209,600
Other expense, net	3,921	3,950	19,767	10,607
Income (loss) from continuing operations before taxes	$9,640	$2,148	$15,254	$(190,935)

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and nine months ended September 30, 2018.

	Three months ended September 30, 2018
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$60,462	$24,129	$9,259	$93,850
Time and expense	15,723	32,197	37,654	85,574
Performance-based	8,372	(60)	—	8,312
Software support, maintenance and subscriptions	5,860	909	3,943	10,712
Total	$90,417	$57,175	$50,856	$198,448

Employee Type (1)
Revenue generated by full-time billable consultants	$62,409	$54,379	$44,876	$161,664
Revenue generated by full-time equivalents	28,008	2,796	5,980	36,784
Total	$90,417	$57,175	$50,856	$198,448

Timing of Revenue Recognition
Revenue recognized over time	$88,372	$57,175	$50,104	$195,651
Revenue recognized at a point in time	2,045	—	752	2,797
Total	$90,417	$57,175	$50,856	$198,448

	Nine months ended September 30, 2018
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$182,491	$70,103	$28,699	$281,293
Time and expense	42,755	94,357	108,019	245,131
Performance-based	27,776	3,117	—	30,893
Software support, maintenance and subscriptions	18,790	3,213	10,351	32,354
Total	$271,812	$170,790	$147,069	$589,671

Employee Type (1)
Revenue generated by full-time billable consultants	$183,820	$162,564	$128,613	$474,997
Revenue generated by full-time equivalents	87,992	8,226	18,456	114,674
Total	$271,812	$170,790	$147,069	$589,671

Timing of Revenue Recognition
Revenue recognized over time	$266,320	$170,790	$144,118	$581,228
Revenue recognized at a point in time	5,492	—	2,951	8,443
Total	$271,812	$170,790	$147,069	$589,671

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

At September 30, 2018 and December 31, 2017, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the three and nine months ended September 30, 2018 and 2017, no single client generated greater than 10% of our consolidated revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” "guidance," or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
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
Our Healthcare segment has a depth of expertise in care transformation, financial and operational excellence, technology and analytics, and leadership development. We serve national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and medical groups. Our solutions help clients evolve and adapt to the rapidly changing healthcare environment and achieve growth, optimize performance, enhance profitability, improve quality and clinical outcomes, and drive physician, patient, and employee engagement across the enterprise.
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
Huron is a Platinum level member of the Oracle PartnerNetwork, an Oracle Cloud Premier Partner within North America, a Workday Services Partner, and a Gold level consulting partner with Salesforce.com.
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
Fixed-fee engagements represented 47.3% and 46.5% of our revenues for the three months ended September 30, 2018 and 2017, respectively, and 47.7% and 45.9% of our revenues for the nine months ended September 30, 2018 and 2017, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 43.1% and 43.9% of our revenues for the three months ended September 30, 2018 and 2017, respectively, and 41.6% and 44.4% of our revenues for the nine months ended September 30, 2018 and 2017, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-

based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our fixed-fee or time-and-expense engagements. Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis and began recognizing revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Prior to adopting ASC 606 in 2018, we recognized revenues under performance-based billing arrangements when all related performance criteria were met. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to the consolidated financial statements for additional information on our adoption of ASC 606. Performance-based fee revenues represented 4.2% and 4.0% of our revenues for the three months ended September 30, 2018 and 2017, respectively, and 5.2% and 4.4% of our revenues for the nine months ended September 30, 2018 and 2017, respectively. Refer to our Segment Results discussed below for additional information on the impact of ASC 606 on our performance-based fee revenues.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are billed in advance and included in deferred revenues until recognized. Software support, maintenance and subscription revenues represented 5.4% and 5.6% of our revenues for the three months ended September 30, 2018 and 2017, respectively, and 5.5% and 5.3% of our revenues for the nine months ended September 30, 2018 and 2017, respectively.
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

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Healthcare:
Revenues	$90,417	$79,582	$271,812	$261,261
Operating income	$26,640	$25,778	$78,172	$83,580
Segment operating income as a percentage of segment revenues	29.5%	32.4%	28.8%	32.0%
Business Advisory:
Revenues	$57,175	$55,372	$170,790	$157,753
Operating income	$11,815	$12,832	$35,031	$34,890
Segment operating income as a percentage of segment revenues	20.7%	23.2%	20.5%	22.1%
Education:
Revenues	$50,856	$41,422	$147,069	$127,629
Operating income	$15,014	$7,762	$37,694	$31,772
Segment operating income as a percentage of segment revenues	29.5%	18.7%	25.6%	24.9%
Total Company:
Revenues	$198,448	$176,376	$589,671	$546,643
Reimbursable expenses	21,296	17,982	59,648	55,862
Total revenues and reimbursable expenses	$219,744	$194,358	$649,319	$602,505
Statements of Operations reconciliation:
Segment operating income	$53,469	$46,372	$150,897	$150,242
Items not allocated at the segment level:
Other operating expenses	30,460	29,448	94,585	92,643
Other losses (gains), net	887	880	(4,990)	(222)
Depreciation and amortization	8,561	9,946	26,281	28,549
Goodwill impairment charge (1)	—	—	—	209,600
Operating income (loss)	13,561	6,098	35,021	(180,328)
Other expense, net	(3,921)	(3,950)	(19,767)	(10,607)
Income (loss) from continuing operations before taxes	9,640	2,148	15,254	(190,935)
Income tax expense (benefit)	1,391	(1,984)	4,365	(49,740)
Net income (loss) from continuing operations	$8,249	$4,132	$10,889	$(141,195)
Earnings (loss) per share from continuing operations:
Basic	$0.38	$0.19	$0.50	$(6.59)
Diluted	$0.37	$0.19	$0.50	$(6.59)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Operating Data:	2018	2017	2018	2017
Number of full-time billable consultants (at period end) (2):
Healthcare	829	761	829	761
Business Advisory	775	830	775	830
Education	618	536	618	536
Total	2,222	2,127	2,222	2,127
Average number of full-time billable consultants (for the period) (2):
Healthcare	821	741	802	805
Business Advisory	735	779	761	710
Education	607	527	579	497
Total	2,163	2,047	2,142	2,012
Full-time billable consultant utilization rate (3):
Healthcare	81.2%	80.3%	81.6%	76.6%
Business Advisory	74.4%	72.9%	71.7%	73.2%
Education	77.3%	70.9%	76.8%	73.6%
Total	77.8%	75.1%	76.8%	74.6%
Full-time billable consultant average billing rate per hour (4):
Healthcare	$211	$190	$205	$200
Business Advisory (5)	$213	$209	$212	$207
Education	$205	$210	$203	$215
Total (5)	$210	$202	$207	$206
Revenue per full-time billable consultant (in thousands):
Healthcare	$76	$69	$229	$211
Business Advisory	$74	$67	$214	$212
Education	$74	$69	$222	$226
Total	$75	$68	$222	$215
Average number of full-time equivalents (for the period) (6):
Healthcare	228	214	215	215
Business Advisory	28	26	23	21
Education	40	35	41	36
Total	296	275	279	272
Revenue per full-time equivalent (in thousands):
Healthcare	$123	$134	$409	$427
Business Advisory	$99	$108	$355	$342
Education	$149	$138	$447	$419
Total	$124	$132	$410	$420

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

(5)
Beginning in the third quarter of 2018, the average billing rate per hour excludes the number of hours charged on internal assignments by consultants within Huron Eurasia India to provide a more meaningful average billing rate charged to external clients. Prior year periods have been revised for consistent presentation.

Absent the hours worked by the Huron Eurasia India consultants on internal assignments, the average billing rate per hour for Business Advisory for the first, second, and third quarters of 2018 were $209, $215, and $213, respectively; compared to $209, $203, and $209 for the same prior year periods. The average billing rate per hour for Business Advisory for both the six months ended June 30, 2018 and the nine months ended September 30, 2018 was $212; compared to $206 and $207 for the six months ended June 30, 2017 and the nine months ended September 30, 2017, respectively.

Absent the hours worked by the Huron Eurasia India consultants on internal assignments, Huron's consolidated average billing rate per hour for the first, second, and third quarters of 2018 were $206, $205, and $210, respectively; compared to $219, $199, and $202 for the same prior year periods. Huron's consolidated average billing rate per hour for the six months ended June 30, 2018 and the nine months ended September 30, 2018 was $205 and $207, respectively; compared to $209 and $206 for the same prior year periods.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$198,448	$176,376	$589,671	$546,643
Net income (loss) from continuing operations	$8,249	$4,132	$10,889	$(141,195)
Add back:
Income tax expense (benefit)	1,391	(1,984)	4,365	(49,740)
Interest expense, net of interest income	4,628	4,880	14,636	13,811
Depreciation and amortization	9,570	12,603	29,476	36,937
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	23,838	19,631	59,366	(140,187)
Add back:
Restructuring charges	(31)	1,347	2,665	5,295
Other losses (gains), net	887	880	(4,990)	(222)
Goodwill impairment charge	—	—	—	209,600
Loss (gain) on sale of businesses	32	—	5,863	(931)
Foreign currency transaction losses (gains), net	9	(385)	196	(449)
Adjusted EBITDA	$24,735	$21,473	$63,100	$73,106
Adjusted EBITDA as a percentage of revenues	12.5%	12.2%	10.7%	13.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) from continuing operations	$8,249	$4,132	$10,889	$(141,195)
Weighted average shares - diluted	22,110	21,622	21,947	21,413
Diluted earnings (loss) per share from continuing operations	$0.37	$0.19	$0.50	$(6.59)
Add back:
Restructuring charges	(31)	1,347	2,665	5,295
Other losses (gains), net	887	880	(4,990)	(222)
Amortization of intangible assets	5,934	8,834	18,233	26,432
Goodwill impairment charge	—	—	—	209,600
Non-cash interest on convertible notes	2,070	1,974	6,138	5,853
Loss (gain) on sale of businesses	32	—	5,863	(931)
Tax effect	(2,312)	(5,100)	(7,109)	(70,362)
Tax expense related to the enactment of Tax Cut and Jobs Act of 2017	(747)	—	(615)	—
Tax benefit related to "check-the-box" election	—	(2,748)	—	(2,748)
Total adjustments, net of tax	5,833	5,187	20,185	172,917
Adjusted net income from continuing operations	$14,082	$9,319	$31,074	$31,722
Adjusted weighted average shares - diluted	22,110	21,622	21,947	21,585
Adjusted diluted earnings per share from continuing operations	$0.64	$0.43	$1.42	$1.47
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
Other losses (gains), net: We have excluded the effects of the litigation settlement gain recorded in the second quarter of 2018 and net remeasurement gains and losses related to contingent acquisition liabilities to permit comparability with periods that were not impacted by these items.
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
Tax expense related to the enactment of Tax Cuts and Jobs Act of 2017 ("2017 Tax Reform"): We have excluded the impact of the 2017 Tax Reform, which was enacted in the fourth quarter of 2017. In the first quarter of 2018, we recorded an adjustment to our estimated one-time income tax expense related to the transition tax on accumulated foreign earnings; and in the third quarter of 2018, we recorded a U.S. federal return to provision adjustment related to 2017 Tax Reform items on our 2017 corporate tax return. The exclusion of the 2017 Tax Reform impact permits comparability with prior periods. Refer to Note 13 “Income Taxes” within the notes to the consolidated financial statements for additional information.
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
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues
Revenues increased $22.1 million, or 12.5%, to $198.4 million for the third quarter of 2018 from $176.4 million for the third quarter of 2017.
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis, which resulted in changes to our accounting policy for revenue recognition, most notably for performance-based billing arrangements. During the third quarter of 2018, performance-based fee revenue was $8.3 million compared to $7.0 million in the same prior year period. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606.
Of the overall $22.1 million increase in revenues, $21.5 million was attributable to an increase in revenues from our full-time billable consultants and $0.6 million was attributable to an increase in revenues from our full-time equivalents.
The increase in full-time billable consultant revenues reflected strengthened demand for services in all of our segments, as discussed below in Segment Results, and was primarily attributable to increases in the average number of billable consultants, the average billing rate, and the consultant utilization rate for the third quarter of 2018 compared to the same prior year period.
The increase in full-time equivalent revenues was primarily attributable to an increase in full-time equivalent revenues in our Education segment, partially offset by a decrease in full-time equivalent revenues in our Healthcare segment, as discussed below in Segment Results; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $13.2 million, or 11.3%, to $129.6 million in the three months ended September 30, 2018, from $116.4 million in the three months ended September 30, 2017. The $13.2 million increase primarily related to a $9.5 million increase in performance bonus expense for our revenue-generating professionals and a $5.8 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in our Healthcare and Education segments during the third quarter of 2018 compared to the third quarter of 2017. These increases were partially offset by a $1.8 million decrease in amortization expense for intangible assets and a $0.7 million decrease in contractor expense during the third quarter of 2018 compared to the same prior year period. As a percentage of revenues, our total direct costs decreased to 65.3% during the third quarter of 2018 compared to 66.0% during the third quarter of 2017, primarily due to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, the decreases in amortization expense for intangible assets and contractor expense, and a decrease in share-based compensation expense for our revenue-generating professionals. These decreases to our direct costs as a percentage of revenues were partially offset by an increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues.
Total direct costs for the three months ended September 30, 2018 included $1.0 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $2.7 million of amortization expense for the same prior year period. The $1.6 million decrease in amortization expense was primarily attributable to decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization in prior periods, as well as certain intangible assets acquired in our Studer Group acquisition which were fully amortized in prior periods. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.

Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses increased by $4.3 million, or 10.4%, to $45.9 million in the third quarter of 2018 from $41.6 million in the third quarter of 2017. The overall $4.3 million increase primarily related to a $1.6 million increase in performance bonus expense for our support personnel, a $1.6 million increase in salaries and related expenses for our support personnel, a $0.6 million increase in promotion and marketing expenses, and a $0.5 million increase in legal expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 23.1% during the third quarter of 2018 compared to 23.6% during the third quarter of 2017. This decrease was primarily due to revenue growth that outpaced the increase in salaries and related expenses for our support personnel as well as decreases in facilities expenses, share-based compensation expense for our support personnel, and outside professional services expenses, partially offset by the increase in performance bonus expense for our support personnel, as a percentage of revenues.
Restructuring charges netted to an immaterial amount for the third quarter of 2018, compared to $1.3 million for the third quarter of 2017. The restructuring charges incurred in the third quarter of 2018 consisted of a $0.4 million accrual related to employee costs in our Healthcare segment, offset by a $0.3 million decrease in the accrual for remaining lease obligations, net of estimated sublease income, as a result of updated lease assumptions for our San Francisco office vacated in the third quarter of 2017 and a $0.2 million decrease in the accrual related to workforce reductions in our Business Advisory segment recorded in the second quarter of 2018. The $1.3 million charge incurred in the third quarter of 2017 primarily consisted of the accrual of remaining lease obligations, net of estimated sublease income, due to relocating our San Francisco office to a smaller space and consolidating our New York offices in the third quarter of 2017, and accelerated depreciation on leasehold improvements for our San Francisco office. See Note 9 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Other losses (gains), net totaled a net loss of $0.9 million for both the third quarter of 2018 and the third quarter of 2017. In both periods, the net loss represented net remeasurement losses due to increases in the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense was $8.6 million in the three months ended September 30, 2018 compared to $9.9 million in the three months ended September 30, 2017. The $1.4 million decrease in depreciation and amortization expense was primarily attributable to decreasing amortization expense of the trade name acquired in our Studer Group acquisition, due to the accelerated basis of amortization in prior periods. Intangible asset amortization expense included within operating expenses primarily relates to the amortization of certain customer relationships, trade names, and non-compete agreements acquired in connection with our business acquisitions. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Income
Operating income increased $7.5 million to $13.6 million in the third quarter of 2018 from $6.1 million in the third quarter of 2017. Operating margin, which is defined as operating income expressed as a percentage of revenues, was 6.8% in the three months ended September 30, 2018, compared to 3.5% in the three months ended September 30, 2017. The increase in operating margin was primarily attributable to the revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and support personnel, as well as decreases in amortization expense for intangible assets, restructuring charges, contractor expense, and share-based compensation for our revenue-generating professionals and support personnel. These increases to the operating margin were partially offset by the increase in performance bonus expense for our revenue-generating professionals and support personnel, as a percentage of revenues.
Other Expense, Net
Total other expense, net slightly decreased to $3.9 million in the third quarter of 2018 from $4.0 million in the third quarter of 2017. Interest expense, net of interest income decreased $0.3 million to $4.6 million in the third quarter of 2018 from $4.9 million in the third quarter of 2017.
Income Tax Expense
For the three months ended September 30, 2018, our effective tax rate was 14.4% as we recognized income tax expense from continuing operations of $1.4 million on income from continuing operations of $9.6 million. The effective tax rate of 14.4% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to a discrete tax benefit of $0.8 million for U.S. federal return to provision adjustments related to the 2017 corporate income tax return, which had a favorable impact of 8.6% on the effective tax rate. In addition, the third quarter of 2018 included a discrete tax benefit of $0.4 million for foreign return to provision adjustments, which had a favorable impact of 3.7% on the effective tax rate.
For the three months ended September 30, 2017, we recognized income tax benefit from continuing operations of $2.0 million on income from continuing operations of $2.1 million, which resulted in an effective tax rate of (92.4)%. This rate for the three months ended September 30, 2017 was more favorable than the statutory rate, inclusive of state income taxes, primarily due to recognizing a $2.7 million tax benefit related to a previously unrecognized tax benefit from our "check-the-box" election made in 2014 to treat one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S federal income tax purposes. This benefit was partially offset by $0.6 million of tax expense recorded in the third quarter of 2017 to correct an error that occurred in the second quarter of 2017.
Net Income from Continuing Operations
Net income from continuing operations increased $4.1 million to $8.2 million for the three months ended September 30, 2018 from $4.1 million for the same period last year. As a result of the increase in net income from continuing operations, diluted income per share from continuing operations for the third quarter of 2018 was $0.37 compared to $0.19 for the third quarter of 2017.
EBITDA and Adjusted EBITDA
EBITDA increased $4.2 million to $23.8 million for the three months ended September 30, 2018 from $19.6 million for the three months ended September 30, 2017. Adjusted EBITDA increased $3.3 million to $24.7 million in the third quarter of 2018 from $21.5 million in the third quarter of 2017. The increase in EBITDA and adjusted EBITDA was primarily attributable to the increase in segment operating income, as discussed below in Segment Results, partially offset by an increase in other operating expenses not allocated at the segment level.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $4.8 million to $14.1 million in the third quarter of 2018 compared to $9.3 million in the third quarter of 2017. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.64 for the third quarter of 2018, compared to $0.43 for the third quarter of 2017.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $10.8 million, or 13.6%, to $90.4 million for the third quarter of 2018 from $79.6 million for the third quarter of 2017.
During the three months ended September 30, 2018, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 66.8%, 17.4%, 9.3%, and 6.5% of this segment’s revenues, respectively, compared to 68.5%, 16.6%, 6.7%, and 8.2% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $10.8 million increase in revenues, $11.4 million was attributable to an increase in revenues from our full-time billable consultants, partially offset by a $0.6 million decrease in revenues generated by our full-time equivalents.
The increase in revenues attributable to our full-time billable consultants reflected increases in the average billing rate, the average number of billable consultants, and the consultant utilization rate. Performance-based fee revenue was $8.4 million for the third quarter of 2018, and was recognized in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted on a modified retrospective basis on January 1, 2018. Performance-based fee revenue for the third quarter of 2017 was $5.3 million, and was recognized in accordance with ASC 605, Revenue Recognition. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
The decrease in revenues attributable to our full-time equivalents was primarily driven by lower revenues in our Studer Group solution, partially offset by an increased use of our part-time project consultants and contractors and an increase in license revenue; and reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents.
Operating Income
Healthcare segment operating income increased $0.9 million, or 3.3%, to $26.6 million for the three months ended September 30, 2018 from $25.8 million for the three months ended September 30, 2017. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 29.5% for the third quarter of 2018 from 32.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in performance bonus expense for both our revenue-generating professionals and support personnel, as well as an increase in restructuring charges. These decreases to the operating margin were partially offset by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and decreases in intangible asset amortization expense and product and event costs.

Business Advisory
Revenues
Business Advisory segment revenues increased $1.8 million, or 3.3%, to $57.2 million for the third quarter of 2018 from $55.4 million for the third quarter of 2017.
During the three months ended September 30, 2018, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 42.2%, 56.3%, and 1.5% of this segment’s revenues, respectively. During the three months ended September 30, 2017, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 37.5%, 57.7%, 3.0% and 1.8% of this segment’s revenues, respectively. Performance-based fee revenue was immaterial for the third quarter of 2018 and $1.7 million for the third quarter of 2017. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for information on our adoption of ASC 606. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
The $1.8 million increase in revenues was attributable to our full-time billable consultants; and reflected increases in the average billing rate and the consultant utilization rate, partially offset by a decrease in the average number of billable consultants.
Operating Income
Business Advisory segment operating income decreased by $1.0 million, or 7.9%, to $11.8 million for the three months ended September 30, 2018 from $12.8 million for the three months ended September 30, 2017. The Business Advisory segment operating margin decreased to 20.7% for the third quarter of 2018 from 23.2% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in performance bonus expense for our revenue-generating professionals, as well as an increase in practice administration and meetings expenses, both as a percentage of revenues. These decreases to the operating margin were partially offset by decreases in salaries and related expenses for our revenue-generating professionals and support personnel, contractor expense, share-based compensation expense for our revenue-generating professionals, and restructuring charges.
Education
Revenues
Education segment revenues increased $9.4 million, or 22.8%, to $50.9 million for the third quarter of 2018 from $41.4 million for the third quarter of 2017.
During the three months ended September 30, 2018, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 18.2%, 74.0%, and 7.8% of this segment’s revenues, respectively, compared to 16.2%, 78.1%, and 5.7% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $9.4 million increase in revenues, $8.3 million was attributable to our full-time billable consultants and $1.1 million was attributable to our full-time equivalents. The increase in revenues attributable to our full-time billable consultants reflected increases in the average number of full-time billable consultants and the consultant utilization rate, partially offset by a decrease in the average billing rate in the third quarter of 2018 compared to the same prior year period. The increase in revenues from our full-time equivalents was driven by an increased use of our part-time project consultants and an increase in license revenues; and reflected increases in the average number of full-time equivalents and revenue per full-time equivalent in the third quarter of 2018 compared to the same prior year period.
Operating Income
Education segment operating income increased $7.3 million, or 93.4%, to $15.0 million for the three months ended September 30, 2018 from $7.8 million for the three months ended September 30, 2017. The Education segment operating margin increased to 29.5% for the third quarter of 2018 from 18.7% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in performance bonus expense for our revenue-generating professionals and support personnel and revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals. This segment's operating margin was also favorably impacted by decreases in contractor expense, salaries and related expenses for our support personnel and share-based compensation expense for our revenue-generating professionals.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenues
Revenues increased $43.0 million, or 7.9%, to $589.7 million for the first nine months of 2018 from $546.6 million for the first nine months of 2017. Revenues for the first nine months of 2018 included $6.4 million of incremental revenues due to the full period impact of our acquisition of Innosight, which was completed in March 2017.

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis, which resulted in changes to our accounting policy for revenue recognition, most notably for performance-based billing arrangements. During the first nine months of 2018, performance-based fee revenue was $30.9 million compared to $23.8 million in the same prior year period. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606.
Of the overall $43.0 million increase in revenues, $42.4 million was attributable to our full-time billable consultants and $0.6 million was attributable to our full-time equivalents. The increase in full-time billable consultant revenues was attributable to strengthened demand for services in all of our segments, as discussed below in Segment Results, and reflected increases in the average number of full-time billable consultants and the consultant utilization rate during the first nine months of 2018 compared to the same prior year period. The increase in full-time equivalent revenues was attributable to increases in full-time equivalent revenues in our Education and Business Advisory segments, partially offset by a decrease in full-time equivalent revenues in our Healthcare segment, as discussed below in Segment Results; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $40.6 million, or 11.5%, to $392.2 million for the nine months ended September 30, 2018, from $351.6 million for the nine months ended September 30, 2017. The overall $40.6 million increase primarily related to a $22.0 million increase in performance bonus expense for our revenue-generating professionals and a $21.5 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in our Education and Business Advisory segments. These increases were partially offset by a $5.6 million decrease in intangible asset amortization expense. As a percentage of revenues, our total direct costs increased to 66.5% during the first nine months of 2018 compared to 64.3% during the first nine months of 2017 primarily due to the increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues, partially offset by the decrease in amortization of intangible assets.
Total direct costs for the nine months ended September 30, 2018 included $3.2 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $8.4 million of amortization expense for the same prior year period. The $5.2 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization in prior periods, as well as certain other intangible assets acquired in our Studer Group, HSM and Innosight acquisitions which were fully amortized. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses increased $6.3 million, or 4.8%, to $138.5 million in the nine months ended September 30, 2018, from $132.1 million in the nine months ended September 30, 2017. The overall $6.3 million increase was primarily related to a $5.4 million increase in performance bonus expense for our support personnel, a $1.3 million increase in practice administration and meetings expenses, a $1.1 million increase in promotion and marketing expenses, and a $0.7 million increase in salaries and related expenses for our support personnel. These increases were partially offset by a $1.1 million decrease in legal expenses and a $0.9 million decrease in travel and entertainment expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 23.5% during the first nine months of 2018 compared to 24.2% during the first nine months of 2017, primarily due to revenue growth that outpaced the growth in salaries and related expenses for our support personnel and the decreases in legal expenses and travel and entertainment expenses, partially offset by the increase in performance bonus expense, as a percentage of revenues.
Restructuring charges for the first nine months of 2018 totaled $2.7 million, compared to $5.3 million for the first nine months of 2017. The charges for the first nine months of 2018 primarily consisted of $0.7 million related to the accrual of remaining lease payments, net of estimated sublease income, and accelerated depreciation on leasehold improvements due to exiting a portion of our Middleton, Wisconsin office in the second quarter of 2018; $0.7 million and $0.5 million related to workforce reductions in our Healthcare segment and our Business Advisory segment, respectively, to better align resources with market demand; $0.3 million related to updated lease assumptions for our San Francisco office vacated in the third quarter of 2017; and $0.3 million related to the divestiture of our Middle East practice within the Business Advisory segment in the second quarter of 2018. The charges for the first nine months of 2017 primarily consisted of $2.5 million related to the accrual of remaining lease obligations, net of estimated sublease income, due to relocating our San Francisco office to a smaller space and consolidating our Chicago and New York offices in the first nine months of 2017, and accelerated depreciation on leasehold improvements for our San Francisco office; $2.0 million related to workforce reductions in our Healthcare segment to better align our resources with market demand; and $0.4 million related to workforce reductions in our corporate operations primarily to adjust our infrastructure to align with the decreased workforce in the Healthcare segment. See Note 9 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Other losses (gains), net totaled a net gain of $5.0 million for the nine months ended September 30, 2018, which consisted of a $2.5 million litigation settlement gain for the resolution of Huron's claim in a class action lawsuit in the second quarter of 2018 and $2.5 million of net remeasurement gains due to a decrease in the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions. Other losses (gains), net totaled a net gain of $0.2 million for the nine months ended September 30, 2017, which represented net remeasurement gains due to a decrease in the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense decreased by $2.3 million to $26.3 million in the nine months ended September 30, 2018, from $28.5 million in the nine months ended September 30, 2017. The decrease was primarily attributable to decreasing amortization expense of the trade name acquired in our Studer Group acquisition as well as certain customer relationships acquired in other business acquisitions, due to the accelerated basis of amortization in prior periods, partially offset by amortization expense for intangible assets acquired in the Innosight acquisition. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Acquisitions" and Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
During the second quarter of 2017, we recorded a $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare reporting unit. This charge was non-cash in nature and did not affect our liquidity or debt covenants. See Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on this charge.
Operating Income (Loss)
Operating income increased $215.3 million to income of $35.0 million in the first nine months of 2018 from a loss of $180.3 million in the first nine months of 2017. This increase is primarily attributable to the $209.6 million non-cash pretax goodwill impairment charge recorded in the second quarter of 2017 related to our Healthcare segment. See Note 5 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the non-cash goodwill impairment charge. Operating margin increased to 5.9% for the nine months ended September 30, 2018, compared to (33.0)% for the nine months ended September 30, 2017. The increase in operating margin was primarily attributable to the goodwill impairment charge recorded in the second quarter of 2017.
Other Expense, Net
Total other expense, net increased by $9.2 million to $19.8 million in the first nine months of 2018 from $10.6 million in the first nine months of 2017. The increase in total other expense, net was primarily attributable to a $5.9 million loss on divestiture of our Middle East practice within our Business Advisory segment recorded in the second quarter of 2018, compared to a $0.9 million gain on divestiture of our Life Sciences Compliance and Operations solution within our Business Advisory segment in the second quarter of 2017. During the second quarter of 2018, we sold our Middle East business to a former employee who was the practice leader of that business at the time. The increase in total other expense, net was also attributable to a $0.9 million gain in the market value of our investments that are used to fund our deferred compensation liability, compared to a $1.8 million gain for the same prior year period, and a $0.8 million increase in interest expense, net of interest income in the first nine months of 2018 compared to the first nine months of 2017. The increase in interest expense was due to higher interest rates under our credit facility during the first nine months of 2018 compared to the same prior year period, partially offset by lower levels of borrowing during the first nine months of 2018 compared to the same prior year period.
Income Tax Expense (Benefit)
For the nine months ended September 30, 2018, our effective tax rate was 28.6% as we recognized income tax expense from continuing operations of $4.4 million on income from continuing operations of $15.3 million. The effective tax rate for the nine months ended September 30, 2018 was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to discrete tax expense of $1.2 million for share-based compensation awards that vested during the first quarter of 2018, which had an unfavorable impact of 8.1% on the effective tax rate. This unfavorable discrete item was partially offset by a $0.9 million tax benefit recorded in the third quarter of 2018 related to U.S. federal and foreign return to provision adjustments, which had a favorable impact of 6.1% on the effective tax rate.
For the nine months ended September 30, 2017, our effective tax rate was 26.1% as we recognized income tax benefit from continuing operations of $49.7 million on a loss from continuing operations of $190.9 million. The effective tax rate for the nine months ended September 30, 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the $61.2 million non-deductible portion of the goodwill impairment charge recorded in the second quarter of 2017, as well as $1.8 million of discrete tax expense for share-based compensation. These unfavorable discrete items were partially offset by a $2.7 million tax benefit recorded in the third quarter of 2017 related to a previously unrecognized tax benefit from our 2014 "check-the-box" election.
Net Income (Loss) from Continuing Operations
Net income from continuing operations increased by $152.1 million to net income from continuing operations of $10.9 million for the nine months ended September 30, 2018, from a net loss from continuing operations of $141.2 million for the same prior year period. This increase is primarily attributable to the $209.6 million non-cash pretax goodwill impairment charge related to our Healthcare segment. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first nine months of 2018 was $0.50 compared to diluted loss per share from continuing operations of $6.59 for the first nine months of 2017. The non-cash goodwill impairment charge had a $7.16 unfavorable impact on diluted loss per share from continuing operations for the first nine months of 2017.
EBITDA and Adjusted EBITDA
EBITDA increased $199.6 million to earnings of $59.4 million for the nine months ended September 30, 2018, from a loss of $140.2 million for the nine months ended September 30, 2017. Adjusted EBITDA decreased $10.0 million to $63.1 million in the first nine months of 2018 from $73.1 million in the first nine months of 2017. The increase in EBITDA was primarily attributable to the non-cash goodwill impairment charge of $209.6 million recorded in the second quarter of 2017. The decrease in adjusted EBITDA was primarily due to a decrease in segment operating income, exclusive of amortization expense and restructuring charges allocated to the segments, as well as an increase in corporate expenses, exclusive of restructuring charges not allocated to the segments. See Segment Results below for additional information on segment operating income.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations decreased $0.6 million to $31.1 million in the first nine months of 2018 compared to $31.7 million in the first nine months of 2017. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for the first nine months of 2018 was $1.42 compared to $1.47 for the first nine months of 2017.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $10.6 million, or 4.0%, to $271.8 million for the first nine months of 2018 from $261.3 million for the first nine months of 2017.
During the nine months ended September 30, 2018, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 67.2%, 15.7%, 10.2%, and 6.9% of this segment’s revenues, respectively, compared to 67.4%, 16.8%, 8.3%, and 7.5% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $10.6 million increase in revenues, $14.4 million was attributable to an increase in revenues from our full-time billable consultants, partially offset by a $3.8 million decrease in revenues attributable to our full-time equivalents.
The increase in revenues attributable to our full-time billable consultants reflected increases in the consultant utilization rate and the average billing rate. Performance-based fee revenue was $27.8 million during the first nine months of 2018, and was recognized in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted on a modified retrospective basis on January 1, 2018. Performance-based fee revenue for the first nine months of 2017 was $21.6 million, and was recognized in accordance with ASC 605. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
The decrease in revenues attributable to our full-time equivalents was primarily driven by lower revenues in our Studer Group solution, partially offset by an increased use of contractors and our part-time project consultants and an increase in license revenue; and reflected a decrease in revenue per full-time equivalent.
Operating Income
Healthcare segment operating income decreased $5.4 million, or 6.5%, to $78.2 million for the nine months ended September 30, 2018, from $83.6 million for the nine months ended September 30, 2017. The Healthcare segment operating margin decreased to 28.8% for the first nine months of 2018 from 32.0% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in performance bonus expense for both our revenue-generating professionals and support personnel, as well as an increase in contractor expenses, partially offset by a decrease in intangible asset amortization expense, revenue growth that outpaced the growth of salaries and related expenses for our revenue-generating professionals, and a decrease in restructuring charges.
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

Business Advisory
Revenues
Business Advisory segment revenues increased $13.0 million, or 8.3%, to $170.8 million for the first nine months of 2018 from $157.8 million for the first nine months of 2017. Revenues for the first nine months of 2018 included $6.4 million of incremental revenues due to the full period impact of our acquisition of Innosight, which was completed in March 2017.
During the first nine months of 2018, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 41.0%, 55.3%, 1.8%, and 1.9% of this segment’s revenues, respectively, compared to 34.7%, 62.6%, 1.2%, and 1.5% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $3.1 million for the first nine months of 2018, compared to $1.9 million for the same prior year period. Refer to Note 2 "Basis of Presentation" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $13.0 million increase in revenues, $11.9 million was attributable to our full-time billable consultants and $1.1 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants was primarily driven by increases in the average number of full-time billable consultants and the average billing rate, partially offset by a decrease in the consultant utilization rate. The increase in revenues from our full-time equivalents reflected increases in the average number of full-time equivalents and revenue per full-time equivalent in the first nine months of 2018 compared to the same prior year period.
Operating Income
Business Advisory segment operating income slightly increased by $0.1 million, or 0.4%, to $35.0 million for the nine months ended September 30, 2018, from $34.9 million for the nine months ended September 30, 2017. The Business Advisory segment operating margin decreased to 20.5% for the first nine months of 2018 from 22.1% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in performance bonus expense for our revenue-generating professionals as a percentage of revenues, partially offset by decreases in salaries and related expenses for our support personnel, intangible asset amortization expense, share-based compensation expense for our revenue-generating professionals, and contractor expense.
Education
Revenues
Education segment revenues increased $19.4 million, or 15.2%, to $147.1 million for the first nine months of 2018 from $127.6 million for the first nine months of 2017.
For the nine months ended September 30, 2018, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 19.5%, 73.5%, and 7.0% of this segment’s revenues, respectively. For the nine months ended September 30, 2017, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 15.8%, 78.5%, 0.3%, and 5.4% of this segment's revenues, respectively.
Of the overall $19.4 million increase in revenues, $16.1 million was attributable to our full-time billable consultants and $3.3 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants reflected increases in the average number of full-time billable consultants and the consultant utilization rate, partially offset by a decrease in the average billing rate. The increase in revenues from our full-time equivalents was driven by an increased use of our part-time project consultants and an increase in license revenues; and reflected increases in the average number of full-time equivalents and revenue per full-time equivalent in the first nine months of 2018 compared to the same prior year period.
Operating Income
Education segment operating income increased $5.9 million, or 18.6%, to $37.7 million for the nine months ended September 30, 2018, from $31.8 million for the nine months ended September 30, 2017. The Education segment operating margin increased to 25.6% for the first nine months of 2018 from 24.9% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in performance bonus expense for our revenue-generating professionals, as well as decreases in contractor expense and salaries and related expenses for our support personnel, partially offset by an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $7.9 million, from $16.9 million at December 31, 2017 to $9.0 million at September 30, 2018. As of September 30, 2018, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2018	2017
Net cash provided by operating activities	$48,867	$52,432
Net cash used in investing activities	(13,496)	(125,253)
Net cash provided by (used in) financing activities	(43,141)	64,262
Effect of exchange rate changes on cash	(114)	192
Net decrease in cash and cash equivalents	$(7,884)	$(8,367)
Operating Activities
Net cash provided by operating activities totaled $48.9 million and $52.4 million for the nine months ended September 30, 2018 and 2017, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The decrease in cash provided by operations for the first nine months of 2018 compared to the same prior year period was primarily attributable to an increase in vendor payments, partially offset by an increase in cash collections.
Investing Activities
Net cash used in investing activities was $13.5 million and $125.3 million for the nine months ended September 30, 2018 and 2017, respectively.
The use of cash in the first nine months of 2018 primarily consisted of $6.7 million for purchases of property and equipment, primarily related to purchases of computers and network equipment; $3.6 million for payments related to internally developed software; $2.4 million for payments related to the divestiture of our Middle East practice within the Business Advisory segment; and $1.7 million for contributions to our life insurance policies which fund our deferred compensation plan.
The use of cash in the first nine months of 2017 primarily consisted of $106.9 million for the purchases of businesses and $20.1 million for purchases of property and equipment, primarily related to leasehold improvements and purchases of furniture and fixtures for new office spaces.
We estimate that cash utilized for purchases of property and equipment and software development in 2018 will be approximately $15.0 million, primarily consisting of information technology related equipment to support our corporate infrastructure, leasehold improvements, and software development costs.
Financing Activities
Net cash used in financing activities was $43.1 million for the nine months ended September 30, 2018. During the first nine months of 2018, we borrowed $179.8 million under our credit facility and made repayments on our credit facility of $213.3 million. We also paid $7.8 million to the sellers of certain business acquisitions for achieving specified financial performance targets in accordance with the related purchase agreements. Of the total $7.8 million payments made, $4.9 million is classified as a cash outflow from financing activities and represents the amount paid up to the fair value of the contingent consideration liability recorded as of the acquisition dates. The remaining $2.9 million is classified as a cash outflow from operating activities.
Net cash provided by financing activities was $64.3 million for the nine months ended September 30, 2017. During the first nine months of 2017, we borrowed $241.0 million under our credit facility, primarily to fund our acquisitions of Innosight and Pope Woodhead and our annual performance bonus payment, and made repayments on our credit facility of $170.0 million.

Share Repurchase Program
As of September 30, 2018, we had a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2018 (the "Share Repurchase Program"). During the fourth quarter of 2018, our board of directors authorized an extension of the Share Repurchase Program through October 31, 2019. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased in the first nine months of 2018 or 2017. As of September 30, 2018, $35.1 million remains available for share repurchases.
Financing Arrangements
At September 30, 2018, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding, $71.5 million outstanding under our senior secured credit facility, and $4.5 million outstanding under a promissory note, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.50 to 1.00 to 4.00 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At September 30, 2018, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.02 to 1.00 and a Consolidated Interest Coverage Ratio of 10.57 to 1.00.
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
Borrowings outstanding under the Amended Credit Agreement at September 30, 2018 totaled $71.5 million. These borrowings carried a weighted average interest rate of 4.2%, including the impact of the interest rate swap in effect as of September 30, 2018 and described in Note 10 “Derivative Instrument and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2017 were $105.0 million and carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap in effect as of December 31, 2017. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2018, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities. As of September 30, 2018, the unused borrowing capacity under the revolving credit facility was $426.9 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At September 30, 2018, the outstanding principal amount of the promissory note was $4.5 million. As of September 30, 2018, the aircraft had a carrying amount of $5.9 million. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million, and the aircraft had a carrying amount of $6.5 million.
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
On March 23, 2018, we entered into a third amendment (the "Third Amendment") to the Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the "Amended Credit Facility"). The Third Amendment extended the maturity date from March 31, 2020 to March 23, 2023. In addition, the Third Amendment provided for, among other things, i) an increase in the allowable aggregate amount of increases to the Aggregate Revolving Commitments or new or additional term loans from $100 million to $150 million; ii) an increase in the base amount of allowable Restricted Payments when the Consolidated Leverage Ratio is greater than 3.00 to 1.0 from $50 million to $75 million; iii) an increase in the maximum Consolidated Leverage Ratio allowed; and iv) certain changes to the definition of Consolidated EBITDA. Borrowings outstanding under the Amended Credit Agreement at September 30, 2018 totaled $71.5 million.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. Below is an update to our critical accounting policy related to revenue recognition. There have been no material changes to our other critical accounting policies during the first nine months of 2018.
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
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $240.2 million as of September 30, 2018, which represents the liability component of the $250.0 million principal balance. The estimated fair value of our Convertible Notes at September 30, 2018 was $241.7 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended September 30, 2018, which was $96.66 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At September 30, 2018, we had borrowings outstanding under the credit facility totaling $71.5 million that carried a weighted average interest rate of 4.2%, including the impact of the interest rate swap described below. A hypothetical 100 basis point change in this interest rate would have a $0.2 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap. At December 31, 2017, our borrowings outstanding under the credit facility totaled $105.0 million and carried a weighted average interest rate of 3.7%, including the effect of the interest rate swap described below. A hypothetical 100 basis point change in the interest rate as of December 31, 2017 would have had a $0.6 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At September 30, 2018, the outstanding principal amount of the promissory note was $4.5 million and carried an interest rate of 4.1%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income, on an annualized basis. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million and carried an interest rate of 3.2%. A hypothetical 100 basis point change in the interest rate as of December 31, 2017 would not have had a material effect on our pretax income, on an annualized basis.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of September 30, 2018, the fair value of the investment was $45.9 million, with a total cost basis of $27.9 million.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2018, we reacquired 8,241 shares of common stock with a weighted average fair market value of $45.07 as a result of such tax withholdings.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $125 million of our common stock and which expires on October 31, 2018 (the "Share Repurchase Program"). During the fourth quarter of 2018, our board of directors authorized an extension of the Share Repurchase Program through October 31, 2019. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements. The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2018 - July 31, 2018	2,300	$40.90	—	$35,143,546
August 1, 2018 - August 31, 2018	5,127	$46.35	—	$35,143,546
September 1, 2018 - September 30, 2018	814	$48.80	—	$35,143,546
Total	8,241	$45.07	—

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

Huron Consulting Group Inc.
(Registrant)

Date:	October 30, 2018	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer