Form 10-K
period 2018-12-31
Huron Consulting Group Inc.
filed 2019-02-27
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
    (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $897,200,000.
As of February 19, 2019, 22,556,247 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2018

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
We are headquartered in Chicago, Illinois, with additional locations in the United States in California, Colorado, the District of Columbia, Florida, Massachusetts, Michigan, New York, Oregon, Texas, and Wisconsin and abroad in Canada, India, Singapore, Switzerland, and the United Kingdom.
OUR SERVICES
We provide professional services through three operating segments: Healthcare, Business Advisory, and Education. For the year ended December 31, 2018, we derived 46%, 30%, and 24% of our revenues from Healthcare, Business Advisory, and Education, respectively.
Healthcare
Our Healthcare segment has a depth of expertise in care transformation, financial and operational excellence, technology and analytics, and leadership development. We serve national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and medical groups. Our solutions help clients evolve and adapt to the rapidly changing healthcare environment and achieve growth, optimize performance, enhance profitability, improve quality and clinical outcomes, align leaders, improve organizational culture, and drive physician, patient, and employee engagement across the enterprise to deliver better consumer outcomes.
We help organizations transform and innovate their delivery model to focus on patient wellness by improving quality outcomes, minimizing care variation and fundamentally improving patient and population health. Our consultants partner with clients to help build and sustain today’s business to invest in the future by reducing complexity, improving operational efficiency and growing market share. We enable the healthcare of the future by identifying, integrating and optimizing technology investments to collect data that transforms care delivery and improves patient outcomes. We also develop future leaders capable of driving meaningful operational and organizational change and who transform the consumer experience.
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
Education
Our Education segment provides consulting and technology solutions to higher education institutions and academic medical centers. We partner with clients to address challenges relating to business and technology strategy, financial management, operational and organizational effectiveness, research administration, and regulatory compliance. Our institutional strategy, market research, budgeting and financial management, business operations and student life cycle management solutions align missions with business priorities, improve quality and reduce costs institution-wide. Our student solutions improve attraction, retention and graduation rates, increase student satisfaction and help generate quality outcomes. Our technology strategy, enterprise applications, and analytic solutions transform and optimize operations, deliver time and cost savings, and enhance the student experience. Our research enterprise solutions assist clients in identifying and implementing institutional research strategy, optimizing clinical research operations, improving financial management and cost reimbursement, improving service to faculty, and mitigating risk compliance.
Huron is a Platinum level member of the Oracle PartnerNetwork (OPN), an Oracle Cloud Premier Partner within North America, a Workday Services Partner, and a Gold level consulting partner with Salesforce.com.
OUR CLIENTS AND INDUSTRIES
We provide professional services to a wide variety of both financially sound and distressed organizations, including healthcare organizations, leading academic and research institutions, large and mid-sized companies, and governmental entities. In 2018, we served over 1,200 clients, including over 250 new clients.
Our clients are in a broad array of industries, including healthcare, education, pharmaceutical, biotech and medical device, financial services, energy, oil and gas, technology, media and telecommunications, manufacturing, retail and consumer products, automotive, hospitality, governmental, metals and mining, and aerospace.
EMPLOYEES
Our success depends on our ability to attract, engage, develop and retain highly talented professionals. We know that by creating a work environment where employees can shape their futures, and individuals are rewarded not only for their own contributions, but also for the success of our organization, we can accomplish these goals. We are focused on advancing every facet of the employee experience, beginning with the recruiting process through post-employment or retirement. We want to create a personalized experience for our people, where they are empowered, and can make an impact. We have developed comprehensive programs incorporating learning opportunities, beginning with the onboarding process and continuing throughout one’s career. We provide a competitive total rewards package including benefits that are tailored to the unique needs of our employees. Our commitment to corporate social responsibility is facilitated through our Huron Helping Hands program and the Diversity and Inclusion council.
Our employee population is divided into two groups: client-serving and support professionals. As of December 31, 2018, we had 3,269 full-time employees, including 147 client-serving managing directors. Our client-serving employees serve as critical business advisors; collaborating with clients to help solve their most complex business problems. Our managing directors are the key drivers of growth in our business, generating new revenue streams from existing and new clients. They enhance our market reputation by partnering with clients as advisors and engagement team leaders. Internally, they create our intellectual capital, develop our people, and are stewards of our culture. Our senior directors, directors, and managers manage day-to-day client relationships, develop our people, nurture our culture, and oversee the delivery and quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses, and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. Our support professionals include our senior management team as well as those who provide sales support, methodology creation, software development, and corporate functions consisting of our facilities, finance and accounting, human resources, information technology, legal, and marketing teams. These employees provide strategic direction and support that enables the success of our client-serving employees. At December 31, 2018, our support professionals team was led by 22 managing directors, executives and corporate vice presidents.
In addition to our full-time client-serving employees, we engage temporary employees on an as-needed basis to provide unique skill sets that are not required to be staffed on a full-time basis.
Supporting our professionals' career advancement is critical to our employee retention and engagement. As part of our onboarding process, our employee experience team facilitates a robust and structured learning curriculum for newly hired employees to develop and onboard them more effectively into the company. Leadership development programs are offered to recently promoted employees to support their transition to and success in a new role with broader responsibility. In addition to these milestone programs, we offer a variety of leadership development opportunities for those who exhibit the capability and the desire to take on broader roles in the organization. We also provide a variety of continuing education opportunities to our employees, through online and classroom environments, to further develop employees’ capabilities, including technical knowledge, people skills, team dynamics and coaching and developing others. We encourage our employees to enhance their professional skills through external learning opportunities that certify their technical skills and to pursue certain advanced degrees. Employees are matched with internal performance coaches and mentors to help them grow in their careers, including identifying opportunities for professional development, formal training, and technical skill certifications.
Our total rewards philosophy focuses on rewarding and retaining our high performing employees. To accomplish this, we offer employees a competitive base salary, performance incentives and benefits.
Our incentive compensation plan is designed to recognize and reward performance of both the organization and individuals and to ensure we retain our top performers. We take both practice and company financial performance into consideration in the determination of bonus pool funding. At the practice level, the annual bonus pool is funded based on achievement of its annual financial goals. The board of directors reviews and approves the total incentive compensation pool for all practices in the context of the company’s overall financial performance. Individual bonus awards are based on the practice’s financial performance, individual bonus targets, and the individual’s performance as evaluated through our performance management process. The intent of the incentive compensation plan is to differentiate rewards based on individual performance, ensuring that our top performers for the year receive incentives that are commensurate with their contributions, which enables Huron to retain them and continue to provide our clients with exceptional service. The incentive compensation plan for our named executive officers is funded based on a blend of achievement of financial goals and strategic initiatives.
Managing directors’ individual compensation levels, including base salary and target incentive awards, are set to align with the value of their expected contributions to the organization, including collaboration across practices. As the key drivers of the organization’s success, their compensation is designed to include equity awards as a core component. The use of equity is intended to encourage retention, align the interests of our managing directors with shareholders, and help build wealth over a managing director's career at Huron through annual grants as well as stock price appreciation.
Our benefit programs are designed to be both comprehensive, competitive and personalized to the needs of our employees, such as a paid time off program that allows for flexibility and a travel reward program which recognizes the significant travel commitment of our client-serving workforce. We provide opportunities that allow employees to focus and care for their personal well-being that are aimed at providing tools and resources to focus on their physical, financial, social, and emotional health given the demanding nature of their work. In addition, our health and welfare plans, retirement benefits, and stock purchase plan, provide a core sense of security to our employees and their families.
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
Currently, we generate new business opportunities through the combination of relationships our managing directors have with individuals working in healthcare organizations, academic and research institutions, and corporations, and marketing lead generation activities. We also view market-based collaboration between our managing directors as a key component in building our business. Often, the client relationship of a managing director in one area of our business leads to opportunities in another area. All of our managing directors understand their roles in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities and frequently receive referrals and repeat business from past and current clients. In addition, to complement the business development efforts of our managing directors, we have dedicated business development professionals who are focused exclusively on developing client relationships and generating new business.
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
We believe the principal competitive factors in our market include reputation, the ability to attract and retain top talent, the capacity to manage engagements effectively to drive high value to clients, and the ability to deliver measurable and sustainable results. There is also competition on price, although to a lesser extent due to the criticality of the issues that many of our services address. Some competitors have a greater geographic footprint, broader international presence, and more resources than we do, but we believe our reputation and ability to deliver high-value, quality service and measurable results to our clients across a balanced portfolio of services and attract and retain employees with broad capabilities and deep industry expertise enable us to compete favorably in the professional services marketplace.
AVAILABLE INFORMATION
We file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). These filings are available on the SEC’s website at http://www.sec.gov.
Our principal Internet address is www.huronconsultinggroup.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available through our website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We provide information about our business and financial performance, including our corporate profile, on our Investor Relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our Investor Relations website. Further corporate governance information, including our code of ethics, code of business conduct, corporate governance guidelines, and board committee charters, is also available on our Investor Relations website. The content of our websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Our total assets reflect a substantial amount of intangible assets, primarily goodwill. At December 31, 2018, goodwill and other intangible assets totaled $693.1 million, or 66%, of our total assets. Goodwill results from our acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Intangible assets other than goodwill represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets primarily consist of customer relationships, trade names, customer contracts, technology and software, non-competition agreements, and publishing content, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges for intangible assets were recorded in 2017 and 2018.
During the year ended 2018, we did not record any non-cash goodwill impairment charges. Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2018 for our five reporting units with goodwill balances: Healthcare, Education, Business Advisory, Strategy and Innovation, and Life Sciences. We performed a qualitative assessment over all reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill.
For our qualitative assessment, we considered the most recent quantitative analysis performed for each reporting unit, which was as of November 30, 2017, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2018 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also considered the market-based valuation multiples used in the market approach within our prior quantitative analysis, which were derived from guideline companies, and noted that the valuation multiples generally increased over the past year. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessments, we determined that it was more likely than not that the fair values for each of our reporting units exceeded their respective carrying amounts. As such, the goodwill for our reporting units was not considered impaired as of November 30, 2018, and a quantitative goodwill impairment analysis was not necessary. Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2018 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2018, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
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
Refer to “Critical Accounting Policies” within Part I - Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for further discussion of our business combinations, goodwill, intangible assets, and impairment tests performed in 2018 and 2017.
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
Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations and financial condition.
We are subject to income and other taxes in the U.S. at the state and federal level and also in foreign jurisdictions. Changes in applicable U.S. state, federal or foreign tax laws and regulations, or their interpretation and application, could materially affect our tax expense and profitability.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“2017 Tax Reform”), a tax reform bill which contains significant changes to corporate taxation, including a reduction in the current corporate federal income tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings, and modification or repeal of many business deductions and credits. The changes included in the 2017 Tax Reform are broad and complex. While our financial statements as of and for the year ended December 31, 2018 reflect the impact due to the 2017 Tax Reform, additional regulatory and interpretive guidance, as well as any statutory technical corrections that are subsequently enacted, may have a material adverse effect on our business, cash flow, results of operations, financial condition, as well as our effective income tax rate.
Future changes in tax laws, treaties or regulations, and their interpretation or enforcement, may be unpredictable, particularly as taxing jurisdictions face an increasing number of political, budgetary and other fiscal challenges. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic and other factors outside of our control, making it increasingly difficult for multinational corporations like ourselves to operate with certainty about taxation in many jurisdictions. As a result, we could be materially adversely affected by future changes in tax law or policy (or in their interpretation or enforcement) in the jurisdictions where we operate, including the United States, which could have a material adverse effect on our business, cash flow, results of operations, financial condition, as well as our effective income tax rate.
If we are unable to manage fluctuations in our business successfully, we may not be able to sustain profitability.
We have grown significantly since we commenced operations and have increased the number of our full-time professionals from 249 in 2002 to 3,269 as of December 31, 2018. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures, and controls and will continue to do so in the near future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which could increase our costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.
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
Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our consultants, or if we are unable to deliver our services due to natural disasters.
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
To the extent that any revenue is contingent upon the achievement of a performance target, we recognize such revenue using the following steps: 1) estimate variable consideration using a probability-weighted assessment of the fees to be earned, 2) apply a constraint to the estimated variable consideration to limit the amount that could be reversed when the uncertainty is resolved, and 3) recognize revenue of estimated variable consideration, net of the constraint, based on work completed to-date versus our estimates of the total services to be provided under the engagement. This 3-step process requires us to make significant management judgments, estimates, and assumptions. While we believe that the estimates and assumptions we have used for revenue recognition are reasonable, subsequent changes could have a material impact to our future financial results.
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
We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually-defined goals. The achievement of these contractually-defined goals may be subject to acknowledgment by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. To the extent that any revenue is contingent upon the achievement of a performance target, we recognize such revenue using the following steps: 1) estimate variable consideration using a probability-weighted assessment of the fees to be earned, 2) apply a constraint to the estimated variable consideration to limit the amount that could be reversed when the uncertainty is resolved, and 3) recognize revenue of estimated variable consideration, net of the constraint, based on work completed to-date versus our estimates of the total services to be provided under the engagement. This 3-step process requires us to make significant management judgments, estimates, and assumptions. While we believe that the estimates and assumptions we have used for revenue recognition are reasonable, subsequent changes could have a material impact to our future financial results. The percentage of our revenues derived from performance-based fees for the years ended December 31, 2018, 2017, and 2016, was 6.1%, 4.9%, and 8.9%, respectively. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.
The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.
When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2018, 2017, and 2016, fixed-fee engagements represented 47.4%, 46.7%, and 47.4% of our revenues, respectively.
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
We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients, partners, and employees. These locations include Canada, the United Kingdom, Switzerland, Singapore, and India, all of which have their own either recently updated or potential new data protection laws. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.
In providing services to clients, we may manage, utilize, and store sensitive or confidential client or employee data, including personal data and protected health information. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information, including the Health Insurance Portability and Accountability Act (HIPAA), and international laws such as the European Union's General Data Protection Regulation (GDPR), which became enforceable in 2018. In addition, many states, U.S. federal governmental authorities and non-U.S. jurisdictions have adopted, proposed or are considering adopting or proposing, additional data security and/or data privacy statutes or regulations. Continued governmental focus on data security and privacy may lead to additional legislative and regulatory action, which could increase the complexity of doing business. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data security and privacy laws and regulations may increase our costs of doing business and negatively impact our results of operations.
These laws and regulations are increasing in complexity and number. If any person, including any of our employees or third-party vendors, negligently disregards or intentionally breaches our established controls or contractual obligations with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. We maintain certain insurance coverages for cybersecurity incidents through our directors and officers insurance policy, in amounts we believe to be reasonable and at a cost that is included in our general insurance premiums.
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
We entered into a second amended and restated security agreement with Bank of America (the “Security Agreement”) and a second amended and restated pledge agreement (the “Pledge Agreement”) in connection with our entry into the Second Amended and Restated Credit Agreement, dated as of March 31, 2015 (as amended and restated, the “Amended Credit Agreement”). Pursuant to the Security Agreement and to secure our obligations under the Amended Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. Pursuant to the Pledge Agreement, we granted our lenders a security interest in 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in certain of our foreign subsidiaries. If we default on our obligations under the Amended Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Pledge Agreement and their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, the covenants contained in the Amended Credit Agreement impose restrictions on our ability to engage in certain activities, such as the incurrence of additional indebtedness, certain investments, certain acquisitions and dispositions, and the payment of dividends.
Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable-rate debt, and adversely affect our financial results.
At December 31, 2018, we had outstanding indebtedness of $250 million principal amount of our 1.25% convertible senior notes due October 1, 2019, $50.0 million on our revolving line of credit that becomes due and payable in full upon maturity on March 23, 2023, and $4.4 million principal amount of our promissory note due March 1, 2024. Our ability to make scheduled payments of the principal, to pay interest, to make payments upon conversion, or to refinance our indebtedness, depends on our future performance. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our current indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.
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
As a consulting firm, we have derived, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our 10 largest clients accounted for approximately 20.1%, 19.5%, and 28.8% of our revenues for the years ended December 31, 2018, 2017, and 2016, respectively. No single client accounted for more than 10% of our revenues in 2018, 2017, or 2016. Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts. The volume of work performed for any particular client is likely to vary from year to year, and a major client in one fiscal period may not require or may decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.
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
As of December 31, 2018, our principal executive offices in Chicago, Illinois, consisted of approximately 134,000 square feet of office space, under a lease expiring September 2024. We have one five-year renewal option that will allow us to continue to occupy this office space until September 2029. This facility accommodates our executive team and corporate departments, as well as professionals in our practices. Additionally, we occupy leased facilities for our other domestic and international offices, including those located in the following cities: Boston, Massachusetts; Buffalo, New York; Dallas, Texas; Denver, Colorado; Detroit, Michigan; Houston, Texas; Madison, Wisconsin; New York City, New York; Pensacola, Florida; Portland, Oregon; San Francisco, California; Washington, D.C.; Bangalore, India; London, United Kingdom; Lausanne, Switzerland; Singapore; St. Ives, United Kingdom; and Toronto, Canada. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

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
Market Information
Our common stock is traded on The NASDAQ Global Select Market under the symbol “HURN.” As of February 19, 2019, there were 392 registered holders of record of Huron’s common stock. A number of Huron’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2018, we reacquired 1,857 shares of common stock with a weighted average fair market value of $51.76 as a result of such tax withholdings.
We currently have a share repurchase program pursuant to which we may, from time to time, repurchase up to $125 million of our common stock and which expires on October 31, 2019 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1, 2018 – October 31, 2018	60	$49.40	—	$35,143,546
November 1, 2018 – November 30, 2018	—	$—	—	$35,143,546
December 1, 2018 – December 31, 2018	1,797	$51.83	—	$35,143,546
Total	1,857	$51.76	—

(1)
The number of shares repurchased for each period represents shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.

(2)	As of the end of the period.

ITEM 6.	SELECTED FINANCIAL DATA.
We have derived the following selected consolidated financial data as of and for the years ended December 31, 2014 through 2018 from our consolidated financial statements. The following data reflects the business acquisitions that we have completed through December 31, 2018. The results of operations for acquired businesses have been included in our results of operations since the date of their acquisitions. See Note 3 "Acquisitions" within the notes to our consolidated financial statements for additional information regarding our acquisitions. The following data also reflects the classification of discontinued operations.
The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations (in thousands, except per share data):	Year Ended December 31,
	2018	2017	2016	2015	2014
Revenues and reimbursable expenses:
Revenues	$795,125	$732,570	$726,272	$699,010	$627,686
Reimbursable expenses	82,874	75,175	71,712	70,013	73,847
Total revenues and reimbursable expenses	877,999	807,745	797,984	769,023	701,533
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	521,537	454,806	437,556	401,915	384,277
Amortization of intangible assets and software development costs	4,247	10,932	15,140	16,788	4,590
Reimbursable expenses	82,923	75,436	71,749	69,932	73,855
Total direct costs and reimbursable expenses	608,707	541,174	524,445	488,635	462,722
Operating expenses and other losses (gains), net:
Selling, general and administrative expenses	180,983	175,364	160,204	157,902	132,799
Restructuring charges	3,657	6,246	9,592	3,329	2,811
Other losses (gains), net	(2,019)	1,111	(1,990)	(9,476)	(590)
Depreciation and amortization (1)	34,575	38,213	31,499	25,135	15,451
Goodwill impairment charges	—	253,093	—	—	—
Total operating expenses and other losses (gains), net	217,196	474,027	199,305	176,890	150,471
Operating income (loss)	52,096	(207,456)	74,234	103,498	88,340
Other income (expense), net:
Interest expense, net of interest income	(19,013)	(18,613)	(16,274)	(18,136)	(8,679)
Other income (expense), net	(7,862)	3,565	1,197	(1,797)	400
Total other expense, net	(26,875)	(15,048)	(15,077)	(19,933)	(8,279)
Income (loss) from continuing operations before taxes	25,221	(222,504)	59,157	83,565	80,061
Income tax expense (benefit)	11,277	(51,999)	19,677	21,670	33,059
Net income (loss) from continuing operations	13,944	(170,505)	39,480	61,895	47,002
Income (loss) from discontinued operations, net of tax	(298)	388	(1,863)	(2,843)	32,049
Net income (loss)	$13,646	$(170,117)	$37,617	$59,052	$79,051

Consolidated Statements of Operations (in thousands, except per share data):	Year Ended December 31,
	2018	2017	2016	2015	2014
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.64	$(7.95)	$1.87	$2.80	$2.10
Income (loss) from discontinued operations, net of tax	(0.01)	0.02	(0.09)	(0.13)	1.42
Net income (loss)	$0.63	$(7.93)	$1.78	$2.67	$3.52
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.63	$(7.95)	$1.84	$2.74	$2.05
Income (loss) from discontinued operations, net of tax	(0.01)	0.02	(0.08)	(0.13)	1.40
Net income (loss)	$0.62	$(7.93)	$1.76	$2.61	$3.45
Weighted average shares used in calculating net earnings (loss) per share:
Basic	21,706	21,439	21,084	22,136	22,431
Diluted	22,058	21,439	21,424	22,600	22,925

Consolidated Balance Sheet Data (in thousands):	As of December 31,
	2018	2017	2016	2015	2014
Cash and cash equivalents	$33,107	$16,909	$17,027	$58,437	$256,872
Working capital (2)	$(185,374)	$51,828	$44,314	$96,966	$307,978
Total assets	$1,049,532	$1,036,928	$1,153,215	$1,159,543	$1,148,475
Long-term debt, net of current portion	$53,853	$342,507	$292,065	$307,376	$320,413
Total stockholders’ equity (3)	$540,624	$503,316	$648,033	$652,325	$600,634

(1)
Intangible asset amortization relating to customer contracts, certain client relationships, and software and amortization of software development costs are presented as a component of total direct costs. Depreciation and intangible assets amortization not classified as direct costs are presented as a component of operating expenses.

(2)
Our Convertible Notes with a principal amount of $250.0 million outstanding at December 31, 2018 will mature on October 1, 2019 and are classified as short-term debt on our consolidated balance sheet. We expect to refinance the outstanding notes at maturity with the borrowing capacity available under our revolving credit facility. Refer to the "Liquidity and Capital Resources" section under Part II—Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 “Financing Arrangements” within the notes to our consolidated financial statements for more information on our outstanding borrowings.

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
We provide our services and manage our business under three operating segments: Healthcare, Business Advisory, and Education. See Part I—Item 1. "Business—Overview—Our Services” and Note 18 “Segment Information” within the notes to our consolidated financial statements for a discussion of our three segments.
How We Generate Revenues
A large portion of our revenues is generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, some of whom work variable schedules as needed by our clients. Full-time equivalent professionals consist of our leadership coaches and their support staff from our Studer Group solution, specialized finance and operational consultants, and our employees who provide software support and maintenance services to our clients. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.
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
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Studer Group solution include fixed-fee partner contracts with multiple performance obligations, which primarily consist of coaching services, as well as speaking engagements, conferences, publications, and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts, including speaking engagements, conferences, and publications, are recognized at the time the goods or services are provided.
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
Fixed-fee engagements represented 47.4%, 46.7%, and 47.4% of our revenues for the years ended December 31, 2018, 2017, and 2016, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 41.2%, 43.0%, and 38.7% of our revenues in 2018, 2017, and 2016, respectively.

In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis and began recognizing revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Prior to adopting ASC 606 in 2018, we recognized revenues under performance-based billing arrangements when all related performance criteria were met. Refer to Note 2 "Summary of Significant Accounting Policies" within the notes to the consolidated financial statements for additional information on our adoption of ASC 606. Performance-based fee revenues represented 6.1%, 4.9%, and 8.9% of our revenues in 2018, 2017, and 2016, respectively. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide. Refer to our Segment Results discussed below for additional information on the impact of ASC 606 on our performance-based fee revenue.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription-based revenues represented 5.3%, 5.4%, and 5.0% of our revenues in 2018, 2017, and 2016, respectively.
Our quarterly results are impacted principally by our full-time consultants’ utilization rate, the billing rates we charge our clients, and the number of our revenue-generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period.
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
Reimbursable Expenses
Reimbursable expenses that are billed to clients, primarily relating to travel and out-of-pocket expenses incurred in connection with engagements, are included in total revenues and reimbursable expenses. Under fixed-fee billing arrangements, we estimate the total amount of reimbursable expenses to be incurred over the course of the engagement and recognize the estimated amount as revenue using the proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Under time-and-expense billing arrangements, we recognize reimbursable expenses as revenue as the related services are provided, using the right to invoice practical expedient. Reimbursable expenses are recognized as expenses in the period in which the expense is incurred. Subcontractors that are billed to clients at cost are also included in reimbursable expenses. When billings do not specifically identify reimbursable expenses, we allocate the portion of the billings equivalent to these expenses to reimbursable expenses.
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

Operating Expenses and Other Losses (Gains), Net
Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes, benefits, and share-based compensation for our support personnel. Also included in selling, general and administrative expenses is rent and other office related expenses, sales and marketing related expenses, professional fees, recruiting and training expenses, and practice administration and meetings expenses. Other operating expenses include restructuring charges, other gains and losses, depreciation and certain amortization expenses not included in total direct costs.
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

	Year Ended December 31,
	2018	2017	2016
Segment and Consolidated Operating Results (in thousands):
Healthcare:
Revenues	$364,763	$356,909	$424,912
Operating income	$108,060	$118,761	$147,903
Segment operating income as a percentage of segment revenues	29.6%	33.3%	34.8%
Business Advisory:
Revenues	$236,185	$207,753	$151,543
Operating income	$50,625	$46,600	$29,382
Segment operating income as a percentage of segment revenues	21.4%	22.4%	19.4%
Education:
Revenues	$194,177	$167,908	$149,817
Operating income	$48,243	$40,318	$38,310
Segment operating income as a percentage of segment revenues	24.8%	24.0%	25.6%
Total Company:
Revenues	$795,125	$732,570	$726,272
Reimbursable expenses	82,874	75,175	71,712
Total revenues and reimbursable expenses	$877,999	$807,745	$797,984
Statements of Operations reconciliation:
Segment operating income	$206,928	$205,679	$215,595
Items not allocated at the segment level:
Other operating expenses	122,276	120,718	111,852
Other losses (gains), net	(2,019)	1,111	(1,990)
Depreciation and amortization	34,575	38,213	31,499
Goodwill impairment charges (1)	—	253,093	—
Total operating income (loss)	52,096	(207,456)	74,234
Other expense, net	26,875	15,048	15,077
Income (loss) from continuing operations before taxes	25,221	(222,504)	59,157
Income tax expense (benefit)	11,277	(51,999)	19,677
Net income (loss) from continuing operations	$13,944	$(170,505)	$39,480
Earnings (loss) per share from continuing operations
Basic	$0.64	$(7.95)	$1.87
Diluted	$0.63	$(7.95)	$1.84

	Year Ended December 31,
	2018	2017	2016
Other Operating Data (excluding All Other):
Number of full-time billable consultants (at period end) (2):
Healthcare	813	778	888
Business Advisory	813	809	547
Education	621	549	468
Total	2,247	2,136	1,903
Average number of full-time billable consultants (for the period) (2):
Healthcare	807	796	998
Business Advisory	769	740	486
Education	589	509	437
Total	2,165	2,045	1,921
Full-time billable consultant utilization rate (3):
Healthcare	81.7%	78.4%	77.1%
Business Advisory	73.8%	71.5%	73.1%
Education	76.6%	72.8%	70.6%
Total	77.5%	74.5%	74.6%
Full-time billable consultant average billing rate per hour (4):
Healthcare	$209	$206	$210
Business Advisory (5)	$215	$205	$208
Education	$202	$213	$219
Total (5)	$209	$207	$212
Revenue per full-time billable consultant (in thousands):
Healthcare	$307	$295	$300
Business Advisory	$293	$268	$293
Education	$289	$291	$293
Total	$297	$284	$297
Average number of full-time equivalents (for the period) (6):
Healthcare	219	213	203
Business Advisory	22	20	20
Education	39	35	38
Total	280	268	261
Revenue per full-time equivalent (in thousands):
Healthcare	$536	$576	$614
Business Advisory	$484	$464	$453
Education	$601	$564	$572
Total	$541	$566	$596

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

(6)
Consists of leadership coaches and their support staff within our Studer Group solution, consultants who work variable schedules as needed by our clients, and full-time employees who provide software support and maintenance services to our clients.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Revenues	$795,125	$732,570	$726,272
Net income (loss) from continuing operations	$13,944	$(170,505)	$39,480
Add back:
Income tax expense (benefit)	11,277	(51,999)	19,677
Interest expense, net of interest income	19,013	18,613	16,274
Depreciation and amortization	38,822	49,145	46,639
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	83,056	(154,746)	122,070
Add back:
Restructuring charges	3,657	6,246	9,592
Other losses (gains), net	(2,019)	1,111	(1,990)
Goodwill impairment charges	—	253,093	—
Other non-operating expense (income), net	5,807	(696)	—
Foreign currency transaction losses (gains), net	475	(434)	(11)
Adjusted EBITDA	$90,976	$104,574	$129,661
Adjusted EBITDA as a percentage of revenues	11.4%	14.3%	17.9%

	Year Ended December 31,
	2018	2017	2016
Net income (loss) from continuing operations	$13,944	$(170,505)	$39,480
Weighted average shares - diluted	22,058	21,439	21,424
Diluted earnings (loss) per share from continuing operations	$0.63	$(7.95)	$1.84
Add back:
Amortization of intangible assets	23,955	35,027	33,108
Restructuring charges	3,657	6,246	9,592
Other losses (gains), net	(2,019)	1,111	(1,990)
Goodwill impairment charges	—	253,093	—
Non-cash interest on convertible notes	8,232	7,851	7,488
Other non-operating expense (income), net	5,807	(696)	—
Tax effect	(9,487)	(91,557)	(18,942)
Tax expense related to the enactment of Tax Cuts and Jobs Act of 2017	1,749	8,762	—
Tax benefit related to "check-the-box" election	—	(2,728)	—
Total adjustments, net of tax	31,894	217,109	29,256
Adjusted net income from continuing operations	$45,838	$46,604	$68,736
Adjusted weighted average shares - diluted	22,058	21,627	21,424
Adjusted diluted earnings per share from continuing operations	$2.08	$2.15	$3.21
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
Other losses (gains), net: We have excluded the effects of the litigation settlement gain recorded in 2018 and the net remeasurement losses related to contingent acquisition liabilities in 2018 and 2017 and net remeasurement gains related to contingent acquisition liabilities in 2016 to permit comparability with periods that were not impacted by these items.
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
Other non-operating expense (income), net: We have excluded the effects of other non-operating income and expense items as they are infrequent, management believes that these items are not indicative of the ongoing performance of our business, and their exclusion permits comparability with periods that were not impacted by such items. The other non-operating expense for 2018 consists of the loss on the sale of the Middle East practice within the Business Advisory segment in 2018. The other non-operating income for 2017 is primarily attributable to a $0.9 million gain on the sale of our Life Sciences C&O practice, partially offset by a $0.3 million remeasurement loss recorded on a promissory note that was amended in 2017.
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

Tax expense related to the enactment of Tax Cuts and Jobs Act of 2017 ("2017 Tax Reform"): We have excluded the impact of the 2017 Tax Reform, which was enacted in the fourth quarter of 2017. The net tax expense recorded in 2018 was due to a valuation allowance for foreign tax credits and an adjustment to our withholding tax on outside basis differences due to our change in assertion for permanent reinvestment, which were partially offset by U.S. federal return to provision adjustments related to 2017 Tax Reform items on our 2017 corporate tax return. The tax expense for 2017 was primarily due to the remeasurement of net deferred tax balances at the lower federal income tax rate, additional one-time income tax expense related to the transition tax on accumulated foreign earnings, and withholding tax on outside basis differences due to our change in assertion for permanent reinvestment. The exclusion of the 2017 Tax Reform permits comparability with prior periods. Refer to Note 16 "Income Taxes" within the notes to the consolidated financial statements for additional information on the impact of the 2017 Tax Reform.
Tax benefit related to "check-the-box" election: We have excluded the effect of a tax benefit, recorded in 2017, from recognizing a previously unrecognized tax benefit from our "check-the-box" election made in 2014 to treat one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes. The exclusion of this discrete tax benefit permits comparability with periods that were not impacted by this item. Refer to Note 16 “Income Taxes” within the notes to the consolidated financial statements for additional information on our "check-the-box" elections.
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
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenues
Revenues increased $62.6 million, or 8.5%, to $795.1 million for the year ended December 31, 2018, from $732.6 million for the year ended December 31, 2017. Revenues for 2018 included $6.4 million of incremental revenues due to the full year impact of our acquisition of Innosight, which was completed in March of 2017.
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis, which resulted in changes to our accounting policy for revenue recognition, most notably for performance-based billing arrangements. For the year ended December 31, 2018, performance-based fee revenue was $48.1 million compared to $35.7 million in the same prior year period. Refer to Note 2 "Summary of Significant Accounting Policies" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606.
Of the overall $62.6 million increase in revenues, $62.4 million was driven by our full-time billable consultants and $0.2 million was driven by our full-time equivalents.
The increase in full-time billable consultant revenues was attributable to strengthened demand for services in all of our segments, as discussed below in Segment Results, and reflected increases in the average number of full-time billable consultants, the consultant utilization rate, and the average billing rate per hour in 2018 compared to 2017.
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
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $60.0 million, or 12.9%, to $525.8 million for the year ended December 31, 2018 from $465.7 million for the year ended December 31, 2017. The overall $60.0 million increase in direct costs primarily related to a $36.3 million increase in performance bonus expense for our revenue-generating professionals and a $26.0 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by better performance within some of our operating segments and increased headcount across all segments. These increases were partially offset by a $7.3 million decrease in intangible asset amortization expense. As a percentage of revenues, our total direct costs increased to 66.1% during 2018 compared to 63.6% during 2017, primarily due to the increase in performance bonus expense for our revenue-generating professionals as a percentage of revenues, partially offset by the decrease in amortization of intangible assets and revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals.

Total direct costs for the year ended December 31, 2018 included $2.8 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, compared to $10.1 million of amortization expense in 2017. The $7.3 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization in prior periods, as well as certain other intangible assets acquired in our Studer Group, HSM and Innosight acquisitions which have been fully amortized. See Note 3 "Acquisitions" and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets. Amortization expense for the year ended December 31, 2018 also included $1.4 million for amortization of capitalized software development costs, compared to $0.8 million in 2017.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses increased $5.6 million, or 3.2%, to $181.0 million for the year ended December 31, 2018, compared to $175.4 million for the year ended December 31, 2017. The overall increase of $5.6 million was primarily related to a $7.7 million increase in performance bonus expense for our support personnel, which was largely driven by better performance within some of our operating segments, a $1.2 million increase in practice administration and meetings expenses, and a $1.1 million increase in promotion and marketing expenses. These increases were partially offset by a $1.4 million decrease in salaries and related expenses for our support personnel, a $1.1 million decrease in legal expenses, and a $1.0 million decrease in travel and entertainment expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 22.8% during 2018 compared to 23.9% during 2017, primarily due to the items described above.
Restructuring charges for the year ended December 31, 2018 totaled $3.7 million, compared to $6.2 million for the year ended December 31, 2017. The $3.7 million of restructuring charges in 2018 primarily consisted of $1.1 million and $1.0 million related to workforce reductions in our Healthcare segment and our Business Advisory segment, respectively, to better align resources with market demand; $0.8 million related to the accrual of remaining lease payments, net of estimated sublease income, and accelerated depreciation on leasehold improvements due to exiting a portion of our Middleton, Wisconsin office ; $0.4 million related to updated lease assumptions and commission costs for our San Francisco office vacated in 2017; and $0.3 million related to the divestiture of our Middle East practice within the Business Advisory segment. During the second quarter of 2018, we sold our Middle East business to a former employee who was the practice leader of that business at the time. The $6.2 million of restructuring charges in 2017 included $3.7 million related to workforce reductions to better align resources with market demand, of which $2.2 million related to our Healthcare segment, $1.1 million related to our Business Advisory segment, and $0.4 million related to our corporate operations. The overall $6.2 million of restructuring charges in 2017 also included $2.4 million for office space reductions, which primarily consisted of the accrual of remaining lease obligations, net of estimated sublease income, for our offices in San Francisco, Chicago and New York, and accelerated depreciation on leasehold improvements in our San Francisco office. See Note 10 “Restructuring Charges” within the notes to our consolidated financial statements for further discussion of our restructuring expenses.
Other losses (gains), net totaled to a net gain of $2.0 million for the year ended December 31, 2018, compared to a net loss of $1.1 million for the year ended December 31, 2017. The net gain in 2018 primarily consisted of a $2.5 million litigation settlement gain for the resolution of Huron's claim in a class action lawsuit, partially offset by $0.4 million of net remeasurement losses due to an increase in the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions. The net loss in 2017 represents net remeasurement losses due to an increase in the estimated fair values of our liabilities for contingent consideration related to business acquisitions. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 12 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense decreased $3.6 million, or 9.5%, to $34.6 million for the year ended December 31, 2018, from $38.2 million for the year ended December 31, 2017. The decrease was primarily attributable to decreasing amortization expense of the trade name acquired in our Studer Group acquisition as well as certain customer relationships acquired in other business acquisitions, due to the accelerated basis of amortization in prior periods, partially offset by amortization expense for intangible assets acquired in the Innosight acquisition. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 3 "Acquisitions" and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
During 2017, we recorded $253.1 million of non-cash pretax goodwill impairment charges. Of the $253.1 million, $208.1 million related to our Healthcare reporting unit and $45.0 million related to our Enterprise Solutions and Analytics reporting unit which is included in our Business Advisory segment. These charges are non-cash in nature and do not affect our liquidity or debt covenants. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for further discussion of these charges.

Operating Income (Loss)
Operating income increased $259.6 million, to income of $52.1 million for the year ended December 31, 2018, from a loss of $207.5 million for the year ended December 31, 2017. The increase is primarily attributable to the $253.1 million non-cash pretax goodwill impairment charges recorded in 2017. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about the goodwill impairment charges. Operating margin, which is defined as operating income (loss) expressed as a percentage of revenues, increased to 6.6% in 2018 compared to (28.3)% in 2017. The increase in operating margin was primarily attributable to the goodwill impairment charges recorded in 2017.
Other Expense, Net
Total other expense, net increased by $11.8 million to $26.9 million for the year ended December 31, 2018, from $15.0 million for the year ended December 31, 2017. The increase in total other expense, net was primarily attributable to a $5.8 million loss on the divestiture of our Middle East practice within our Business Advisory segment, compared to a $0.9 million gain on the divestiture of our Life Sciences Compliance and Operations solution within our Business Advisory segment in 2017. During the second quarter of 2018, we sold our Middle East business to a former employee who was the practice leader of that business at the time. The increase in total other expense, net was also attributable to a $1.6 million loss in the market value of our investments that are used to fund our deferred compensation liability, compared to a $2.4 million gain for the same prior year period; and $0.5 million of foreign currency transaction losses in 2018 compared $0.4 million of gains in 2017.
Income Tax Expense
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“2017 Tax Reform”), a tax reform bill which, among other items, reduced the corporate federal income tax rate from 35% to 21% and moved from a worldwide tax system to a territorial system. As a result of the enactment of this legislation during the fourth quarter of 2017, we estimated the remeasurement of our net deferred taxes based on the new lower tax rate, as well as provided for additional one-time income tax expense estimates primarily related to the transition tax on accumulated foreign earnings and elimination of foreign tax credits for dividends that are subject to the 100 percent exemption in our consolidated financial statements as of and for the year ended December 31, 2017. In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of 2017 Tax Reform by applying the guidance in Staff Accounting Bulletin (“SAB”) No. 118 because we had not yet completed our enactment-date accounting for these effects.
As of December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of 2017 Tax Reform. For the year ended December 31, 2018, we recorded tax expense of $2.2 million related to establishing a valuation allowance for foreign tax credits, a tax benefit of $0.6 million related to the U.S. federal return to provision adjustments for the remeasurement of our net deferred taxes based on the new lower rate, and tax expense of $0.2 million related to withholding tax on outside basis differences due to our change in assertion for permanent reinvestment. These amounts are recorded as a component of income tax expense from continuing operations.
For the year ended December 31, 2018, our effective tax rate was 44.7% as we recognized income tax expense from continuing operations of $11.3 million on income from continuing operations of $25.2 million. For the year ended December 31, 2017, our effective tax rate was 23.4% as we recognized income tax benefit from continuing operations of $52.0 million on a loss from continuing operations of $222.5 million.
The effective tax rate for 2018 was less favorable than the statutory rate, inclusive of state income taxes, of 26.2%, primarily due to $1.8 million of discrete tax expense for valuation allowances, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign tax credits, which had an unfavorable impact of 6.9% on the effective tax rate; $1.2 million of discrete tax expense for share-based compensation awards that vested during 2018, which had an unfavorable impact of 4.9% on the effective tax rate; $0.6 million of additional tax expense related to disallowed executive compensation deductions, which had an unfavorable impact of 2.5% on the effective tax rate; and $0.6 million of additional tax expense related to the change in fair value of contingent consideration, which had an unfavorable impact of 2.4% on the effective tax rate.
The effective tax rate for 2017 was less favorable than the statutory rate, inclusive of state income taxes, primarily due to the $65.0 million non-deductible portion of the goodwill impairment charges related to the Healthcare and Enterprise Solutions and Analytics reporting units recorded in 2017; $8.8 million of discrete income tax expense related to the enactment of the 2017 Tax Reform in the fourth quarter of 2017; and $1.8 million of discrete tax expense for share-based compensation related to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. These unfavorable discrete items were partially offset by a $2.7 million tax benefit recorded in the third quarter of 2017 related to a previously unrecognized tax benefit from our 2014 "check-the-box" election. Refer to Note 16 "Income Taxes" within the notes to our consolidated financial statements for additional information related to our income tax expense.

Net Income (Loss) from Continuing Operations
Net income from continuing operations increased by $184.4 million, to net income from continuing operations of $13.9 million for the year ended December 31, 2018, compared to a net loss from continuing operations of $170.5 million for the year ended December 31, 2017. The increase was primarily attributable to the $253.1 million of non-cash pretax goodwill impairment charges recorded in 2017. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the year ended December 31, 2018 was $0.63 compared to diluted loss per share from continuing operations of $7.95 for 2017. The non-cash goodwill impairment charges had an $8.40 unfavorable impact on diluted earnings per share from continuing operations in 2017.
EBITDA and Adjusted EBITDA
EBITDA increased $237.8 million, to earnings of $83.1 million for the year ended December 31, 2018, from a loss of $154.7 million for the year ended December 31, 2017. Adjusted EBITDA decreased $13.6 million, or 13.0%, to $91.0 million in 2018 from $104.6 million in 2017. The increase in EBITDA was primarily attributable to the non-cash goodwill impairment charges of $253.1 million recorded in 2017. The decrease in adjusted EBITDA was primarily due to the increase in performance bonus expense for our revenue-generating professionals and support personnel.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations decreased $0.8 million, or 1.6%, to $45.8 million for the year ended December 31, 2018, compared to $46.6 million for the year ended December 31, 2017. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for 2018 was $2.08, compared to $2.15 for 2017.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $7.9 million, or 2.2%, to $364.8 million for the year ended December 31, 2018, from $356.9 million for the year ended December 31, 2017.
For the year ended December 31, 2018, revenues from fixed-fee arrangements, time-and-expense arrangements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 65.6%, 16.0%, 11.7%, and 6.7% of this segment’s revenues, respectively, compared to 67.7%, 16.1%, 8.7%, and 7.5%, respectively, in 2017.
Of the overall $7.9 million increase in revenues, $13.0 million was attributable to an increase in revenues from our full-time billable consultants, partially offset by a $5.1 million decrease in revenues generated by our full-time equivalents.
The increase in revenue attributable to our full-time billable consultants was primarily driven by increased demand for our performance improvement and technology and analytics solutions and reflected increases in the consultant utilization rate, the average number of full-time billable consultants, and the average billing rate. Performance-based fee revenue was $42.7 million in 2018, and was recognized in accordance with ASC 606, which we adopted on a modified retrospective basis on January 1, 2018. Performance-based fee revenue was $30.9 million in 2017, and was recognized in accordance with ASC 605, Revenue Recognition. Refer to Note 2 "Summary of Significant Accounting Policies" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
The decrease in revenues attributable to our full-time equivalents was primarily driven by lower revenues in our Studer Group solution, partially offset by an increased use of contractors and part-time project consultants and an increase in license revenue; and reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents in 2018 compared to 2017.
Operating Income
Healthcare segment operating income decreased $10.7 million, or 9.0%, to $108.1 million for the year ended December 31, 2018, from $118.8 million for the year ended December 31, 2017. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 29.6% in 2018 from 33.3% in 2017. The decrease in this segment’s operating margin was primarily attributable to an increase in performance bonus expense for both our revenue-generating professionals and support personnel, as well as an increase in contractor expenses and signing and retention bonuses for our revenue-generating professionals, all as percentages of revenue, partially offset by a decrease in intangible asset amortization expense.
The non-cash goodwill impairment charge related to our Healthcare segment discussed above within the consolidated results is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangibles Assets" within the notes to our consolidated financial statements for further discussion of this charge.
Business Advisory
Revenues
Business Advisory segment revenues increased $28.4 million, or 13.7%, to $236.2 million for the year ended December 31, 2018, from $207.8 million for the year ended December 31, 2017. Revenues for 2018 included $6.4 million of incremental revenues due to the full period impact of our acquisition of Innosight, which was completed in March 2017.
For the year ended December 31, 2018, revenues from fixed-fee arrangements, time-and-expense arrangements, performance-based arrangements, and software support and maintenance and subscription arrangements represented 41.5%, 54.5%, 2.3%, and 1.7% of this segment's revenues, respectively, compared to 34.8%, 61.4%, 2.1%, and 1.7%, respectively, in 2017. Performance-based fee revenue for the year ended December 31, 2018 was $5.4 million compared to $4.5 million in 2017. Refer to Note 2 "Summary of Significant Accounting Policies" within the notes to our consolidated financial statements for additional information on our adoption of ASC 606. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $28.4 million increase in revenues, $26.8 million was attributable to our full-time billable consultants and $1.6 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants was driven by increases in the average billing rate, the average number of full-time billable consultants, and the consultant utilization rate. The increase in revenues from our full-time equivalents reflected increases in the average number of full-time equivalents and revenue per full-time equivalent in 2018 compared to 2017.
Operating Income
Business Advisory segment operating income increased by $4.0 million, or 8.6%, to $50.6 million for the year ended December 31, 2018, compared to $46.6 million for the year ended December 31, 2017. Segment operating margin decreased to 21.4% for 2018 from 22.4% for 2017. The decrease in this segment’s operating margin was primarily attributable to an increase in performance bonus expense for our revenue-generating professionals as a percentage of revenues, largely offset by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and decreases in salaries and related expenses for our support personnel, intangible asset amortization expense, and contractor expense.
The non-cash goodwill impairment charge recorded in 2017 related to the Enterprise Solutions and Analytics practice, which is part of the Business Advisory segment, discussed above within the consolidated results, is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangibles Assets" within the notes to our consolidated financial statements for further discussion of this charge.
Education
Revenues
Education segment revenues increased $26.3 million, or 15.6%, to $194.2 million for the year ended December 31, 2018, from $167.9 million for the year ended December 31, 2017.
For the year ended December 31, 2018, revenues from fixed-fee arrangements, time-and-expense arrangements, and software support and maintenance and subscription arrangements represented 20.4%, 72.5%, and 7.1% of this segment’s revenues, respectively. For the year ended December 31, 2017, revenues from fixed-fee engagements, time-and-expense engagements, performance-based engagements, and software support and maintenance and subscription arrangements represented 16.6%, 77.5%, 0.2%, and 5.7%, of this segment's revenues, respectively.
Of the overall $26.3 million increase in revenues, $22.5 million was attributable to our full-time billable consultants and $3.8 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants reflected increases in the average number of full-time billable consultants and the consultant utilization rate, partially offset by a decrease in the average billing rate. The increase in revenues from our full-time equivalents was driven by an increased use of our part-time project consultants and an increase in license revenues; and reflected increases in the average number of full-time equivalents and revenue per full-time equivalent in 2018 compared to 2017.

Operating Income
Education segment operating income increased $7.9 million, or 19.7%, to $48.2 million for the year ended December 31, 2018, from $40.3 million for the year ended December 31, 2017. The Education segment operating margin increased to 24.8% for 2018 from 24.0% for 2017. The increase in this segment’s operating margin was primarily attributable to decreases in salaries and related expenses for our support personnel and contractor expense, as well as revenue growth that outpaced the increase in performance bonus expense for our revenue-generating professionals, partially offset by an increase in salaries and related expenses for our revenue generating professionals as a percentage of revenues.
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
Total direct costs for the year ended December 31, 2017 included $10.9 million of amortization expense for intangible assets, primarily representing customer contracts and software acquired in business combinations, and internal software development costs, compared to $15.1 million of amortization expense in 2016. The $4.2 million decrease in amortization expense was primarily attributable to the decreasing amortization expense of customer contracts acquired in our Studer Group acquisition, due to the accelerated basis of amortization, and the customer contracts acquired as part of our acquisition of the U.S. assets of ADI Strategies which were fully amortized in 2016, partially offset by the amortization of intangible assets acquired in the acquisitions of Innosight and HSM Consulting. See Note 3 "Acquisitions" and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
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
Restructuring charges for the year ended December 31, 2017 totaled $6.2 million, compared to $9.6 million for the year ended December 31, 2016. The $6.2 million of restructuring charges in 2017 included $3.7 million related to workforce reductions to better align resources with market demand, of which $2.2 million related to our Healthcare segment, $1.1 million related to our Business Advisory segment, and $0.4 million related to our corporate operations. The overall $6.2 million of restructuring charges also included $2.4 million of office space reductions, which primarily consisted of the accrual of remaining lease obligations, net of estimated sublease income, due to relocating our San Francisco office to a smaller space and consolidating our Chicago and New York offices, and accelerated depreciation on leasehold improvements in our San Francisco office. The $9.6 million of restructuring charges in 2016 primarily consisted of $7.3 million related to workforce reductions, of which $5.8 million related to our Healthcare segment and $0.6 million related to our Business Advisory segment, both to better align resources with market demand, and $0.9 million related to our corporate operations primarily to adjust our infrastructure to align with our Legal divestiture. The $9.6 million of restructuring charges also included $1.5 million related to updated lease accrual assumptions, primarily for our Washington, D.C. space vacated in the fourth quarter of 2014, and $0.8 million related to the wind down of our foreign operations based in the Middle East and other exit costs. See Note 10 “Restructuring Charges” within the notes to our consolidated financial statements for further discussion of our restructuring expenses.
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
Depreciation and amortization expense increased $6.7 million, or 21.3%, to $38.2 million for the year ended December 31, 2017, from $31.5 million for the year ended December 31, 2016. The increase was primarily attributable to amortization expense for intangible assets acquired in the Innosight, Pope Woodhead, and ADI Strategies acquisitions, and an increase in amortization expense for a customer-related intangible asset acquired in the Studer Group acquisition. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 3 "Acquisitions" and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
During 2017, we recorded $253.1 million of non-cash goodwill impairment charges. Of the $253.1 million, $208.1 million related to our Healthcare reporting unit and $45.0 million related to our Enterprise Solutions and Analytics reporting unit which is included in our Business Advisory segment. These charges are non-cash in nature and do not affect our liquidity or debt covenants. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for further discussion of these charges.
Operating Income (Loss)
Operating income decreased $281.7 million, to a loss of $207.5 million for the year ended December 31, 2017, from income of $74.2 million for the year ended December 31, 2016. The decrease is primarily attributable to the $253.1 million non-cash pretax goodwill impairment charges recorded in 2017. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about the non-cash goodwill impairment charges. Operating margin, which is defined as operating income (loss) expressed as a percentage of revenues, decreased to (28.3)% in 2017 compared to 10.2% in 2016. The decrease in operating margin was primarily attributable to the goodwill impairment charges, as well as increases in salaries and related expenses for both our revenue-generating professionals and support personnel.
Other Expense, Net
Total other expense, net decreased slightly to $15.0 million for the year ended December 31, 2017, from $15.1 million for the year ended December 31, 2016. The decrease was primarily attributable to a $2.4 million gain on the market value of our investments that are used to fund our deferred compensation liability, compared to a $1.2 million gain in 2016, as well as a $0.9 million gain on the sale of our Life Sciences Compliance and Operations solution ("LS C&O") within our Business Advisory segment in the second quarter of 2017, and a $0.4 million increase in foreign currency transaction gains. These decreases were largely offset by a $2.3 million increase in interest expense, net of interest income due to higher levels of borrowings and higher interest rates under our credit facility during 2017 compared to 2016. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the sale of LS C&O.

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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“2017 Tax Reform”), a tax reform bill which, among other items, reduces the current corporate federal income tax rate from 35% to 21% and moves from a worldwide tax system to a territorial system. The rate reduction is effective January 1, 2018. As a result of the enactment of the legislation in 2017, we estimated the remeasurement of our net deferred taxes based on the new lower tax rate, as well as provided for additional one-time income tax expense estimates primarily related to the transition tax on accumulated foreign earnings and elimination of foreign tax credits for dividends that are subject to the 100 percent exemption in our consolidated financial statements as of and for the year ended December 31, 2017. Our provisional analysis resulted in $8.8 million of additional income tax expense for the year ended December 31, 2017. Of the $8.8 million, $7.9 million related to the remeasurement of our deferred tax balances at the lower federal income tax rate; $0.6 million related to the transition tax on accumulated foreign earnings, net of applicable foreign tax credits; and $0.3 million related to withholding tax on outside basis differences due to our change in assertion for permanent reinvestment. The impacts on our financial statements as of December 31, 2017, as a result of 2017 Tax Reform, were considered preliminary and based on the information that was currently available at that time. These provisional results were subject to future adjustments as additional analysis was anticipated based on technical corrections and regulatory interpretations to come. We expected to finalize the analysis as soon as practicable, but, in accordance with Staff Accounting Bulletin (“SAB”) No. 118, which was issued as a result of 2017 Tax Reform, not later than one year from the enactment date. Changes to our provisional analysis are included as an adjustment to tax expense or benefit in the period the amounts are determined. As of December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of 2017 Tax Reform. See Note 16 “Income Taxes” within the notes to our consolidated financial statements for further discussion of the accounting impact of 2017 Tax Reform.
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
The non-cash goodwill impairment charge related to our Healthcare segment discussed above within the consolidated results is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangibles Assets" within the notes to our consolidated financial statements for further discussion of this charge and our most recent goodwill impairment test performed as of November 30, 2017. We will continue to evaluate goodwill for impairment during future periods. Any future significant decline in the performance of the Healthcare segment compared to our internal forecasts could result in another non-cash goodwill impairment charge.
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
This non-cash goodwill impairment charge is not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangibles Assets" within the notes to our consolidated financial statements for further discussion of this charge.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $33.1 million, $16.9 million, and $17.0 million at December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$101,658	$99,795	$129,243
Net cash used in investing activities	(18,562)	(128,948)	(86,636)
Net cash provided by (used in) financing activities	(66,690)	28,821	(84,095)
Effect of exchange rate changes on cash	(208)	214	78
Net increase (decrease) in cash and cash equivalents	$16,198	$(118)	$(41,410)
Operating Activities
Net cash provided by operating activities totaled $101.7 million, $99.8 million, and $129.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The slight increase in cash provided by operations in 2018 compared to 2017 was primarily attributable to an increase in cash collections from clients, largely offset by increased vendor payments in 2018 compared to 2017.
The decrease in cash provided by operations in 2017 compared to 2016 was primarily attributable to lower net income, the collection of a $10.0 million settlement receivable in the first quarter of 2016, and a decrease in cash collections from clients, partially offset by decreased vendor and tax payments in 2017 compared to 2016.
Investing Activities
Net cash used in investing activities was $18.6 million, $128.9 million, and $86.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The use of cash in 2018 primarily consisted of $8.9 million for purchases of property and equipment, primarily related to purchases of computers and network equipment; $6.1 million for payments related to internally developed software; $2.3 million for payments related to the divestiture of our Middle East practice within the Business Advisory segment; and $2.0 million for contributions to our life insurance policies which fund our deferred compensation plan.
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
We estimate that cash utilized for purchases of property and equipment and software in 2019 will be approximately $15 million to $20 million, primarily consisting of leasehold improvements for certain office locations and software development costs.
Financing Activities
Net cash used in financing activities was $66.7 million for the year ended December 31, 2018. During 2018, we borrowed $204.3 million under our credit facility and made repayments on our credit facility of $259.8 million. We also paid $12.0 million to the sellers of certain businesses we acquired for achieving specified financial performance targets in accordance with the related purchase agreements. Of the $12.0 million, $7.0 million is classified as a cash outflow from financing activities and represents the amount paid up to the initial fair value of the contingent consideration liability recorded as of the acquisition dates. The remaining $5.0 million is classified as a cash outflow from operating activities.
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
Share Repurchase Program
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2019 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. In 2016, we repurchased and retired 982,192 shares for $55.3 million. No shares were repurchased under this program in 2018 or 2017. As of December 31, 2018, $35.1 million remains available for share repurchases.
Financing Arrangements
At December 31, 2018, we had $250 million principal amount of our 1.25% convertible senior notes outstanding, $50.0 million outstanding under our senior secured credit facility, and $4.4 million outstanding under a promissory note, as discussed below.
1.25% Convertible Senior Notes
In September 2014, we issued $250.0 million principal amount of the Convertible Notes in a private offering. The Convertible Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 1 and October 1 of each year at an annual rate of 1.25%. The Convertible Notes will mature on October 1, 2019, unless earlier repurchased by the Company or converted in accordance with their terms. We expect to refinance the principal amount of the outstanding notes at maturity with the borrowing capacity available under our revolving credit facility.
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
The carrying amount of our Convertible Notes due 2019 as of December 31, 2018, was $242.6 million, which represents the $250.0 million principal amount net of unamortized debt discount and issuance costs, and is included in current maturities of long-term debt on the consolidated balance sheet as of December 31, 2018. The carrying amount of our Convertible Notes due 2019 as of December 31, 2017, was $233.1 million and was included in long-term debt, net of current portion on the consolidated balance sheet as of December 31, 2017.
For further information, see Note 6 “Financing Arrangements” within the notes to our consolidated financial statements. For a discussion of certain risks and uncertainties related to the Convertible Notes, see Part I—Item 1A. "Risk Factors.”
Senior Secured Credit Facility
The Company has a $500 million senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the "Amended Credit Facility"), that becomes due and payable in full upon maturity on March 23, 2023. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $150 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $650 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.50 to 1.00 to 4.00 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At December 31, 2018, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.83 to 1.00 and a Consolidated Interest Coverage Ratio of 11.03 to 1.00.
The Amended Credit Agreement contains restricted payment provisions, including a potential limit on the amount of dividends. Pursuant to the terms of the Amended Credit Agreement, if our Consolidated Leverage Ratio is greater than 3.00, the amount of dividends and other Restricted Payments (as defined in the Amended Credit Agreement) we may make is limited to an amount up to $75 million plus 50% of cumulative consolidated net income (as defined in the Amended Credit Agreement) from the closing date of the Amended Credit Agreement plus 50% of the net cash proceeds from equity issuances after the closing date of the Amended Credit Agreement.
Borrowings outstanding under the Amended Credit Agreement at December 31, 2018 totaled $50.0 million. These borrowings carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap described in Note 11 “Derivative Instruments and Hedging Activity" within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2017 were $105.0 million and carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap described in Note 11 “Derivative Instruments and Hedging Activity" within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2018, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities. As of December 31, 2018, the unused borrowing capacity under the revolving credit facility was $448.4 million.
For further information, see Note 6 “Financing Arrangements” within the notes to the consolidated financial statements. For a discussion of certain risks and uncertainties related to the Amended Credit Facility, see Part I—Item 1A. "Risk Factors.”
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million. As of December 31, 2018, the aircraft had a carrying amount of $5.8 million. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million, and the aircraft had a carrying amount of $6.5 million.
For further information, see Note 6 “Financing Arrangements” within the notes to the consolidated financial statements.
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
CONTRACTUAL OBLIGATIONS
The following table represents our significant obligations and commitments as of December 31, 2018 and the scheduled years of payments (in thousands).

		Payments Due by Period
	Total	2019	2020-2021	2022-2023	Thereafter
Convertible senior notes—principal and interest (1)	253,125	$253,125	$—	$—	$—
Long-term bank borrowings—principal and interest (2)	59,078	2,136	4,272	52,670	—
Promissory note—principal and interest (3)	5,045	693	1,362	1,327	1,663
Operating lease obligations (4)	86,521	13,701	24,314	21,473	27,033
Contingent consideration (5)	11,441	9,991	1,450	—	—
Purchase obligations (6)	14,479	11,032	3,447	—	—
Transition tax on accumulated foreign earnings (7)	568	49	99	142	278
Deferred compensation (8)	18,445
Uncertain tax positions (9)	1,034
Total contractual obligations	$449,736	$290,727	$34,944	$75,612	$28,974

(1)
In September 2014, we issued $250 million principal of 1.25% convertible senior notes due 2019. We pay cash interest on the outstanding notes at an annual rate of 1.25% semi-annually on April 1 and October 1 of each year until October 1, 2019, at which time we will repay any accrued and unpaid interest and the principal amount of all outstanding notes. We expect to refinance the principal amount of the outstanding notes at maturity with the borrowing capacity available under our revolving credit facility.

(2)
The interest payments on long-term bank borrowings are estimated based on the principal amount outstanding and the interest rate in effect as of December 31, 2018. Actual future interest payments will differ due to changes in our borrowings outstanding and the interest rate on those borrowings, as the interest rate varies based on the fluctuations in the variable base rates and the spread we pay over those base rates pursuant to the Amended Credit Agreement. Refer to “Liquidity and Capital Resources” and Note 6 “Financing Arrangements” within the notes to our consolidated financial statements for more information on our outstanding borrowings.

(3)
The interest payments on the promissory note are estimated based on the principal amount outstanding, scheduled principal payments, and the interest rate in effect as of December 31, 2018. Actual future interest payments may differ due to changes in the principal amount outstanding and the interest rate on that principal amount, as the interest rate varies based on the fluctuations in the one-month LIBOR rate. Refer to “Liquidity and Capital Resources” and Note 6 “Financing Arrangements” within the notes to our consolidated financial statements for more information on the promissory note.

(4)
We lease our facilities under operating lease arrangements expiring on various dates through 2028, with various renewal options. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease.

(5)
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2018, the estimated fair value of the contingent consideration liability was $11.4 million. The maximum amount that may be paid under contingent consideration liabilities existing as of December 31, 2018 is $41.9 million.

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

(8)
Included in deferred compensation and other liabilities on our consolidated balance sheet as of December 31, 2018 is a $18.4 million obligation for deferred compensation. The specific payment dates for the deferred compensation are unknown; therefore, the related balances have not been reflected in the “Payments Due by Period” section of the table. This deferred compensation liability is funded by corresponding deferred compensation plan assets. Refer to Note 14 “Employee Benefit and Deferred Compensation Plans” within the notes to our consolidated financial statements for more information on our deferred compensation plan.

(9)
Our liabilities for uncertain tax positions are classified as non-current. Included in the balance is $0.1 million for the accrual of potential payment of interest and penalties. We are unable to reasonably estimate the timing of future payments as it depends on examinations by taxing authorities; as such, the related balance has not been reflected in the “Payments Due by Period” section of the table.

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
Revenue Recognition
On January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASC Topic 606), on a modified retrospective basis to all open contracts, as modified, as of that date. Adoption of the new standard resulted in changes to our accounting policy for revenue recognition, most notably for performance-based billing arrangements. Adopting ASC 606 on a modified retrospective basis had no impact on our consolidated financial statements in the prior periods presented. Refer to Note 2 “Summary of Significant Accounting Policies,” within the notes to our consolidated financial statements for additional information on our adoption of ASC 606.
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
We typically satisfy our performance obligations for professional services over time as the related services are provided. The performance obligations related to software support, maintenance and subscriptions to our cloud-based analytic tools and solutions are typically satisfied evenly over the course of the service period. Other performance obligations, such as certain software licenses, speaking engagements, conferences, and publications, are satisfied at a point in time

We generate our revenues under four types of billing arrangements: fixed-fee (including software license revenue), time-and-expense, performance-based, and software support and maintenance and subscriptions.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Studer Group solution include fixed-fee partner contracts with multiple performance obligations, which primarily consist of coaching services, as well as speaking engagements, conferences, publications and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts, including speaking engagements, conferences and publications, are recognized at the time the goods or services are provided. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.

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
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense arrangements as the related services or publications are provided, using the right to invoice practical expedient which allows us to recognize revenue in the amount that we have a right to invoice based on the number of hours worked and the agreed upon hourly rates or the value of the speaking engagements, conferences or publications purchased by our clients.
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
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support and maintenance and subscription-based revenues are recognized ratably over the support or subscription period. These fees are billed in advance and included in deferred revenues until recognized.
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

We measure and recognize contingent consideration at fair value as of the acquisition date. We estimate the fair value of contingent consideration based on either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements require the use of significant judgments, estimates, and assumptions, including financial performance projections and discount rates. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest financial projections and input provided by practice leaders and management, with any change in the fair value estimate recorded in earnings in that period. Increases or decreases in the fair value of contingent consideration liabilities resulting from changes in the estimates or assumptions could materially impact the financial statements. See Note 3 "Acquisitions" within the notes to our consolidated financial statements for additional information regarding our acquisitions.
Carrying Values of Goodwill and Other Intangibles Assets
We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. At the time of our November 30, 2018 annual goodwill impairment test, we had five reporting units with goodwill balances: Healthcare, Education, Business Advisory, Strategy and Innovation, and Life Sciences. The Business Advisory, Strategy and Innovation, and Life Sciences reporting units, along with the Enterprise Solutions and Analytics reporting, which does not have a goodwill balance, make up our Business Advisory operating segment.
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
The following is a discussion of our goodwill impairment analysis performed during 2018.
2018 Annual Goodwill Impairment Analysis
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2018 on our five reporting units with goodwill balances: Healthcare, Education, Business Advisory, Strategy and Innovation, and Life Sciences. We performed a qualitative assessment over all reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill.
For our qualitative assessment, we considered the most recent quantitative analysis performed for each reporting unit, which was as of November 30, 2017, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2018 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also considered the market-based valuation multiples used in the market approach within our prior quantitative analysis, which were derived from guideline companies, and noted that the valuation multiples generally increased over the past year. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessments, we determined that it was more likely than not that the fair values for each of our reporting units exceeded their respective carrying amounts. As such, the goodwill for our reporting units was not considered impaired as of November 30, 2018, and a quantitative goodwill impairment analysis was not necessary.
The qualitative assessment of our reporting units requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our analysis are reasonable, there is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in non-cash goodwill impairment charges.
The carrying values of goodwill for each of our reporting units as of December 31, 2018 are as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$428,729
Education	102,829
Business Advisory	16,094
Strategy and Innovation	87,411
Life Sciences	10,200
Enterprise Solutions and Analytics	—
Total	$645,263
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $47.9 million at December 31, 2018 and primarily consist of customer relationships, trade names, customer contracts, technology and software, non-competition agreements, and publishing content, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges for intangible assets were recorded in 2018.
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
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $242.6 million as of December 31, 2018, which represents the liability component of the $250 million principal balance. The estimated fair value of our Convertible Notes at December 31, 2018 was $242.9 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the year ended December 31, 2018, which was $97.176 per $100 principal amount. At December 31, 2017, the carrying value of our Convertible Notes was $233.1 million, and the estimated fair value of our Convertible Notes was $232.6 million, which was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the year ended December 31, 2017, which was $93.031 per $100 principal amount.

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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At December 31, 2018, we had borrowings outstanding under the credit facility totaling $50.0 million that carried a weighted average interest rate of 3.7% including the impact of the interest rate swap described below. As of December 31, 2018 these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swap described below, which had a notional amount of $50.0 million at December 31, 2018. As our variable rate borrowings were fully hedged as of December 31, 2018, a change in the interest rate would have no impact on our consolidated financial statements. At December 31, 2017, our borrowings outstanding under the credit facility totaled $105.0 million and carried a weighted average interest rate of 3.7%, including the effect of the interest rate swap described below, which had a notional amount of $50.0 million as of December 31, 2017. A hypothetical 100 basis point change in the interest rate as of December 31, 2017, would have had a $0.6 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million and carried an interest rate of 4.3%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2017 the outstanding principal amount of the promissory note was $4.9 million and carried an interest rate of 3.2%. A hypothetical 100 basis point change in the interest rate as of December 31, 2017 would not have had a material effect on our pretax income.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2018, the fair value of the investment was $50.4 million, with a total cost basis of $27.9 million. At December 31, 2017, the fair value of the investment was $39.9 million, with a total cost basis of $27.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Company’s Consolidated Financial Statements and supplementary data begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers, Promoters and Control Persons
The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2019 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information with respect to equity compensation plans approved by shareholders as of December 31, 2018. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders:
2004 Omnibus Stock Plan (1)	117,680	$27.82	—
2012 Omnibus Incentive Plan (2)	36,617	$39.19	813,338
Stock Ownership Participation Program (3)	—	$—	88,872
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	154,297	$30.52	902,210

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Other Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules—The financial statement schedules required by this item are included in the Consolidated Financial Statements and accompanying notes.

3.	Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.			10-K	12/31/2004	3.1	2/16/2005
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.			8-K		3.1	10/28/2015
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/2004
4.2	Indenture (including Form of Note) with respect to the Company’s 1.25% Convertible Senior Notes due 2019, dated as of September 10, 2014, between Huron Consulting Group Inc. and U.S. Bank National Association, as trustee.			8-K		4.1	9/16/2014
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/2004
10.2*	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan.			S-8		10.1	5/5/2010
10.3*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/2008	10.12	2/24/2009
10.4*	Senior Management Agreement by and between Huron Consulting Group Inc. and John D. Kelly.			8-K		10.1	1/6/2017
10.5*	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.			8-K		10.2	1/6/2017
10.6*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K		10.3	1/6/2017
10.7*	Senior Management Agreement by and between Huron Consulting Group Inc. and Diane E. Ratekin.			8-K		10.4	1/6/2017
10.8	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/2012	10.17	2/21/2013

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.9	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/2012	10.18	2/21/2013
10.10	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/2012	10.19	2/21/2013
10.11	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/2013
10.12*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/2012	10.20	2/21/2013
10.13	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.2	9/5/2014
10.14	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.3	9/5/2014
10.15	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.4	9/5/2014
10.16	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.5	9/5/2014
10.17	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.1	9/16/2014
10.18	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.2	9/16/2014
10.19	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.3	9/16/2014
10.20	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.4	9/16/2014
10.21*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement (Stock Ownership Participation Program).			10-K	12/31/2014	10.31	2/24/2015
10.22*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Performance Stock Unit Agreement.			10-K	12/31/2014	10.32	2/24/2015

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.23*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Stock Option Agreement.			10-K	12/31/2014	10.33	2/24/2015
10.24*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan NEO Performance Stock Unit Agreement.			10-K	12/31/2014	10.34	2/24/2015
10.25	Second Amended and Restated Credit Agreement, dated as of March 31, 2015, among Huron Consulting Group Inc., as Borrower, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Bank of Montreal and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.			8-K		10.1	4/2/2015
10.26	Second Amended and Restated Security Agreement, dated as of March 31, 2015.			8-K		10.2	4/2/2015
10.27	Second Amended and Restated Pledge Agreement, dated as of March 31, 2015.			8-K		10.3	4/2/2015
10.28*	Huron Consulting Group Inc. Stock Ownership Participation Program.			DEF 14A		Appendix A	3/20/2015
10.29*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated effective May 1, 2017.			DEF 14A		Appendix A	3/27/2017
10.30	Amendment No. 1 of the Second Amended and Restated Credit Agreement, dated as of February 28, 2017, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	3/6/2017
10.31	Amendment No. 2 of the Second Amended and Restated Credit Agreement, dated as of October 24, 2017, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			10-Q	9/30/2017	10.1	11/1/2017
10.32	Amendment No. 3 of the Credit Agreement, dated as of March 23, 2018, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	3/29/2018
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ JAMES H. ROTH	Chief Executive Officer and Director	2/26/2019
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

Signature	Title	Date

/s/ JAMES H. ROTH	Chief Executive Officer and Director (Principal Executive Officer)	2/26/2019
James H. Roth

/s/ JOHN F. MCCARTNEY	Non-Executive Chairman of the Board	2/26/2019
John F. McCartney

/s/ GEORGE E. MASSARO	Vice Chairman of the Board	2/26/2019
George E. Massaro

/s/ JOHN D. KELLY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	2/26/2019
John D. Kelly

/s/ ELLEN P. WONG	Chief Accounting Officer (Principal Accounting Officer)	2/26/2019
Ellen P. Wong

/s/ JAMES D. EDWARDS	Director	2/26/2019
James D. Edwards

/s/ H. EUGENE LOCKHART	Director	2/26/2019
H. Eugene Lockhart

/s/ JOHN S. MOODY	Director	2/26/2019
John S. Moody

/s/ HUGH E. SAWYER	Director	2/26/2019
Hugh E. Sawyer

/s/ DEBRA ZUMWALT	Director	2/26/2019
Debra Zumwalt

HURON CONSULTING GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Huron Consulting Group Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huron Consulting Group Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statement of operations and other comprehensive income (loss), statement of stockholders’ equity and statement of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers as of January 1, 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2019

We have served as the Company's auditor since 2002.

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$33,107	$16,909
Receivables from clients, net	109,677	101,778
Unbilled services, net	69,613	57,618
Income tax receivable	6,612	4,039
Prepaid expenses and other current assets	13,922	10,951
Total current assets	232,931	191,295
Property and equipment, net	40,374	45,541
Deferred income taxes, net	2,153	16,752
Long-term investment	50,429	39,904
Other non-current assets	30,525	25,375
Intangible assets, net	47,857	72,311
Goodwill	645,263	645,750
Total assets	$1,049,532	$1,036,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,020	$9,194
Accrued expenses and other current liabilities	17,207	19,643
Accrued payroll and related benefits	109,825	73,698
Accrued contingent consideration for business acquisitions	9,991	8,515
Current maturities of long-term debt	243,132	501
Deferred revenues	28,130	27,916
Total current liabilities	418,305	139,467
Non-current liabilities:
Deferred compensation and other liabilities	20,875	20,895
Accrued contingent consideration for business acquisitions, net of current portion	1,450	14,313
Long-term debt, net of current portion	53,853	342,507
Deferred lease incentives	13,693	15,333
Deferred income taxes, net	732	1,097
Total non-current liabilities	90,603	394,145
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,114,739 and 24,560,468 shares issued at December 31, 2018 and December 31, 2017, respectively	244	241
Treasury stock, at cost, 2,568,288 and 2,443,577 shares at December 31, 2018 and December 31, 2017, respectively	(124,794)	(121,994)
Additional paid-in capital	452,573	434,256
Retained earnings	196,106	180,443
Accumulated other comprehensive income	16,495	10,370
Total stockholders’ equity	540,624	503,316
Total liabilities and stockholders’ equity	$1,049,532	$1,036,928
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues and reimbursable expenses:
Revenues	$795,125	$732,570	$726,272
Reimbursable expenses	82,874	75,175	71,712
Total revenues and reimbursable expenses	877,999	807,745	797,984
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	521,537	454,806	437,556
Amortization of intangible assets and software development costs	4,247	10,932	15,140
Reimbursable expenses	82,923	75,436	71,749
Total direct costs and reimbursable expenses	608,707	541,174	524,445
Operating expenses and other losses (gains), net:
Selling, general and administrative expenses	180,983	175,364	160,204
Restructuring charges	3,657	6,246	9,592
Other losses (gains), net	(2,019)	1,111	(1,990)
Depreciation and amortization	34,575	38,213	31,499
Goodwill impairment charges	—	253,093	—
Total operating expenses and other losses (gains), net	217,196	474,027	199,305
Operating income (loss)	52,096	(207,456)	74,234
Other income (expense), net:
Interest expense, net of interest income	(19,013)	(18,613)	(16,274)
Other income (expense), net	(7,862)	3,565	1,197
Total other expense, net	(26,875)	(15,048)	(15,077)
Income (loss) from continuing operations before taxes	25,221	(222,504)	59,157
Income tax expense (benefit)	11,277	(51,999)	19,677
Net income (loss) from continuing operations	13,944	(170,505)	39,480
Income (loss) from discontinued operations, net of tax	(298)	388	(1,863)
Net income (loss)	$13,646	$(170,117)	$37,617
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.64	$(7.95)	$1.87
Income (loss) from discontinued operations, net of tax	(0.01)	0.02	(0.09)
Net income (loss)	$0.63	$(7.93)	$1.78
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.63	$(7.95)	$1.84
Income (loss) from discontinued operations, net of tax	(0.01)	0.02	(0.08)
Net income (loss)	$0.62	$(7.93)	$1.76
Weighted average shares used in calculating earnings per share:
Basic	21,706	21,439	21,084
Diluted	22,058	21,439	21,424
Comprehensive income (loss):
Net income (loss)	$13,646	$(170,117)	$37,617
Foreign currency translation adjustments, net of tax	(1,814)	1,602	64
Unrealized gain (loss) on investment, net of tax	7,772	4,724	(97)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	167	429	63
Other comprehensive income	6,125	6,755	30
Comprehensive income (loss)	$19,771	$(163,362)	$37,647
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	24,065,154	$241	(2,262,080)	$(103,734)	$438,367	$313,866	$3,585	$652,325
Comprehensive income						37,617	30	37,647
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	390,348	4	(70,419)	(4,508)	4,504			—
Exercise of stock options	4,706				123			123
Share-based compensation					17,929			17,929
Shares redeemed for employee tax withholdings			(88,414)	(4,953)				(4,953)
Income tax benefit on share-based compensation					227			227
Share repurchases	(982,192)	(10)			(55,255)			(55,265)
Balance at December 31, 2016	23,478,016	$235	(2,420,913)	$(113,195)	$405,895	$351,483	$3,615	$648,033
Comprehensive income						(170,117)	6,755	(163,362)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	399,248	4	(58,211)	(3,953)	3,949			—
Business acquisition	221,558	2			9,558			9,560
Share-based compensation					14,419			14,419
Shares redeemed for employee tax withholdings			(112,011)	(4,846)				(4,846)
Cumulative-effect adjustment from adoption of ASU 2016-09					435	(435)		—
Cumulative-effect adjustment from adoption of ASU 2018-02						(488)		(488)
Balance at December 31, 2017	24,098,822	$241	(2,591,135)	$(121,994)	$434,256	$180,443	$10,370	$503,316
Comprehensive income						13,646	6,125	19,771
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	279,430	3	5,986	387	(390)			—
Exercise of stock options	40,000	—			937			937
Share-based compensation					17,770			17,770
Shares redeemed for employee tax withholdings			(86,813)	(3,187)				(3,187)
Cumulative-effect adjustment from adoption of ASU 2014-09						2,017		2,017
Balance at December 31, 2018	24,418,252	$244	(2,671,962)	$(124,794)	$452,573	$196,106	$16,495	$540,624
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$13,646	$(170,117)	$37,617
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,311	50,089	46,816
Share-based compensation	18,818	14,838	16,577
Amortization of debt discount and issuance costs	10,313	10,203	9,609
Goodwill impairment charges	—	253,093	—
Allowances for doubtful accounts and unbilled services	657	3,217	4,250
Deferred income taxes	10,717	(53,753)	1,189
Loss (gain) on sale of businesses	5,807	(931)	—
Change in fair value of contingent consideration liabilities	381	1,111	(1,990)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in receivables from clients	(10,509)	1,650	1,440
(Increase) decrease in unbilled services	(11,094)	(4,332)	2,443
(Increase) decrease in current income tax receivable / payable, net	(2,607)	210	(4,410)
(Increase) decrease in other assets	(1,361)	(366)	11,904
Increase (decrease) in accounts payable and accrued liabilities	(8,212)	3,732	(3,144)
Increase (decrease) in accrued payroll and related benefits	35,481	(10,966)	3,044
Increase (decrease) in deferred revenues	310	2,117	3,898
Net cash provided by operating activities	101,658	99,795	129,243
Cash flows from investing activities:
Purchases of property and equipment, net	(8,936)	(24,402)	(13,936)
Investment in life insurance policies	(2,037)	(1,826)	(2,035)
Distributions from life insurance policies	—	2,889	—
Purchases of businesses, net of cash acquired	(215)	(106,915)	(69,133)
Capitalization of internally developed software	(6,069)	(1,370)	(1,086)
Proceeds from note receivable	1,040	1,177	—
Divestitures of businesses, net of cash sold	(2,345)	1,499	(446)
Net cash used in investing activities	(18,562)	(128,948)	(86,636)
Cash flows from financing activities:
Proceeds from exercises of stock options	937	—	123
Shares redeemed for employee tax withholdings	(3,187)	(4,846)	(4,953)
Share repurchases	—	—	(55,265)
Proceeds from borrowings under credit facility	204,300	277,500	200,000
Repayments of debt	(259,801)	(240,745)	(224,000)
Payments for debt issuance costs	(1,385)	(408)	—
Deferred acquisition payments	(7,554)	(2,680)	—
Net cash provided by (used in) financing activities	(66,690)	28,821	(84,095)
Effect of exchange rate changes on cash	(208)	214	78
Net increase (decrease) in cash and cash equivalents	16,198	(118)	(41,410)
Cash and cash equivalents at beginning of the period	16,909	17,027	58,437
Cash and cash equivalents at end of the period	$33,107	$16,909	$17,027
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property & equipment expenditures and capitalized software included in accounts payable and accrued expenses	$2,358	$1,567	$4,461
Promissory note assumed for purchase of property and equipment	$—	$5,113	$—
Contingent consideration related to business acquisitions	$212	$15,489	$8,754
Common stock issued related to business acquisitions	$—	$9,560	$—
Cash paid during the year for:
Interest	$8,887	$9,068	$6,470
Income taxes	$3,349	$5,399	$24,584
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements reflect the financial position at December 31, 2018 and 2017, and the results of operations and cash flows for the years ended December 31, 2018, 2017, and 2016.
The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in previous years have been reclassified to conform to the 2018 presentation.

During the second quarter of 2018, we identified an error on our previously reported consolidated balance sheet and statement of operations as of and for the three months ended March 31, 2018 which increased revenues and unbilled services, net by $0.6 million and net income by $0.4 million. This error related to the application of the proportionate performance approach for recognizing revenues for fixed-fee engagements in our Middle East practice within the Business Advisory segment. This error was corrected in the second quarter of 2018 by decreasing revenues and unbilled services, net by $0.6 million, and resulted in a $0.4 million decrease to net income in the second quarter of 2018. This error, which was not material to the first or second quarter of 2018 results, had no impact on our consolidated balance sheet or statement of operations as of and for the six months ended June 30, 2018.

On January 1, 2018, we adopted Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis. For additional information on the adoption of ASU 2014-09, refer to our revenue recognition policy and new accounting pronouncements below.
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
We typically satisfy our performance obligations for professional services over time as the related services are provided. The performance obligations related to software support, maintenance and subscriptions to our cloud-based analytic tools and solutions are typically satisfied evenly over the course of the service period. Other performance obligations, such as certain software licenses, speaking engagements, conferences, and publications, are satisfied at a point in time

We generate our revenues under four types of billing arrangements: fixed-fee (including software license revenue), time-and-expense, performance-based, and software support and maintenance and subscriptions.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

total services to be provided under the engagement. Contracts within our Studer Group solution include fixed-fee partner contracts with multiple performance obligations, which primarily consist of coaching services, as well as speaking engagements, conferences, publications and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts, including speaking engagements, conferences and publications, are recognized at the time the goods or services are provided. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.
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
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense arrangements as the related services or publications are provided, using the right to invoice practical expedient which allows us to recognize revenue in the amount that we have a right to invoice based on the number of hours worked and the agreed upon hourly rates or the value of the speaking engagements, conferences or publications purchased by our clients.
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
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support and maintenance and subscription-based revenues are recognized ratably over the support or subscription period. These fees are billed in advance and included in deferred revenues until recognized.
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
Capitalized Sales Commissions
Sales commissions earned by our sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions with an expected amortization period greater than one year are deferred and amortized on a straight-line basis

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

over the period of the associated contract. We elected to apply the practical expedient to expense sales commissions as incurred when the expected amortization period is one year or less. Amortization expense is recorded to direct costs. The amount of capitalized sales commissions amortized during the year ended December 31, 2018 was $0.2 million. Unamortized sales commissions were $0.4 million as of December 31, 2018.
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
We classify capitalized software development costs as other non-current assets on our consolidated balance sheet. Unamortized capitalized software development costs were $7.3 million and $2.0 million at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018, 2017, and 2016, we amortized $1.4 million, $0.8 million, and $1.1 million, respectively, of capitalized software development costs.
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
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. We evaluate the recoverability of long-lived assets based on forecasted undiscounted cash flows. No impairment charges for long-lived assets were recorded in 2018, 2017, or 2016.
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
Pursuant to our policy, we performed the annual goodwill impairment test as of November 30, 2018 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred, or any circumstances have changed since November 30, 2018 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2018, we determined that no indications of impairment have arisen since our annual goodwill impairment test.

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
Deferred Lease Incentives
We record the portion of the deferred lease incentive liability that we expect to recognize over a period greater than one year as a non-current liability. The non-current portion of the deferred lease incentive liability totaled $13.7 million and $15.3 million at December 31, 2018 and 2017, respectively, and was primarily generated from tenant improvement allowances and rent abatement. Deferred lease incentives are amortized on a straight-line basis over the life of the lease. The portion of the deferred lease incentive corresponding to the rent payments that will be paid within 12 months of the balance sheet date is classified as a current liability. We monitor the classification of such liabilities based on the expectation of their utilization periods.
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
Refer to Note 16 "Income Taxes" for further information regarding incomes taxes.
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
Sponsorship and Advertising Costs
Sponsorship and advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2018, 2017, and 2016 totaled $7.9 million, $6.6 million, and $7.1 million, respectively, and are a component of selling, general and administrative expenses on our consolidated statement of earnings.
Convertible Senior Notes
In September 2014, we issued $250 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”) in a private offering. We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using the effective interest method over the term of the Convertible Notes. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification. Refer to Note 6 “Financing Arrangements” for further information regarding the Convertible Notes.
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
Foreign currency transaction gains and losses are included in other income, net on the statement of earnings. We recognized $0.5 million of foreign currency transaction losses in 2018, $0.4 million of foreign currency transaction gains in 2017, and de minimis foreign currency transaction gains in 2016.
Segment Reporting
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under three operating segments, which are reportable segments: Healthcare, Business Advisory, and Education.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606, which superseded ASC 605, Revenue Recognition. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 effective January 1, 2018 on a modified retrospective basis to all open contracts, as modified, as of that date. Adoption of the new standard resulted in changes to our accounting policy for revenue recognition, most notably for performance-based billing arrangements, and sales commissions. Refer to our accounting policies section above for additional information on our new accounting policies for revenue recognition and capitalized sales commissions. Adopting ASC 606 on a modified retrospective basis had no impact on our consolidated financial statements in the prior periods presented. Upon adoption, we recorded a $2.0 million cumulative-effect adjustment to record a net increase to retained earnings for the portion of performance-based billing arrangements that have been earned as of the adoption date but for which we had not recognized as revenue under previous revenue recognition guidance, the capitalization of sales commissions paid on open contracts as of the adoption date, and the related tax effects.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The impact of the cumulative effect adjustment on our consolidated balance sheet upon adoption was as follows:

	As of December 31, 2017	Cumulative Effect Adjustment	As of January 1, 2018
Assets
Unbilled services, net (1)	$57,618	$2,369	$59,987
Prepaid expenses and other current assets	$10,951	$104	$11,055
Deferred income taxes, net	$16,752	$(627)	$16,125
Other non-current assets	$25,375	$170	$25,545

Equity
Retained earnings	$180,443	$2,016	$182,459

(1)
The cumulative-effect adjustment related to the portion of performance-based billing arrangements that have been earned as of the adoption date but for which we had not recognized as revenue under previous revenue recognition guidance was recorded as a contract asset within unbilled services, net on our consolidated balance sheet. Refer to Note 6 "Revenues" for additional information on our contract assets.

The impact of adoption on our consolidated balance sheet as of December 31, 2018 and consolidated statements of operations for the twelve months ended December 31, 2018 was as follows:

Balance Sheet	As of December 31, 2018
	As reported under ASC 606	As computed under ASC 605	Effect of Adoption Increase/(Decrease)
Assets
Receivables from clients, net	$109,677	$107,932	$1,745
Unbilled services, net	$69,613	$58,122	$11,491
Income tax receivable	$6,612	$9,024	$(2,412)
Prepaid expenses and other current assets	$13,922	$13,725	$197
Deferred income taxes, net	$2,153	$2,780	$(627)
Other non-current assets	$30,525	$30,291	$234

Liabilities
Deferred revenues	$28,130	$26,385	$1,745

Equity
Retained earnings	$196,106	$187,223	$8,883

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Twelve Months Ended December 31, 2018
	As reported under ASC 606	As computed under ASC 605	Effect of Adoption Increase/(Decrease)
Revenues (1)	$795,125	$786,003	$9,122
Direct costs	$521,537	$521,694	$(157)

Income from continuing operations before taxes	$25,221	$15,942	$9,279
Income tax expense	11,277	8,865	2,412
Net income from continuing operations	$13,944	$7,077	$6,867

Earnings per share from continuing operations - basic	$0.64	$0.32	$0.32
Earnings per share from continuing operations - diluted	$0.63	$0.32	$0.31

(1)	The change in revenues due to the adoption of ASC 606 relates to revenue recognized for performance-based fee billing arrangements within our Healthcare segment.
Not Yet Adopted
In March 2016, the FASB issued ASU 2016-02, Leases, as a new Topic, ASC 842, which supersedes ASC Topic 840, Leases, and sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized using an effective interest rate method or on a straight-line basis over the term of the lease. ASU 2016-02 will be effective for us beginning January 1, 2019 and requires the use of a modified retrospective transition method for existing leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the adoption date. We will elect to adopt ASC 842 using the new transition method provided by ASU 2018-11. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We will also elect the practical expedient to keep leases with an initial term of 12 months or less off of the balance sheet. While we are still finalizing the impact this guidance will have on our consolidated financial statements, based on our lease portfolio as of December 31, 2018, we currently expect the adoption of this guidance to result in an initial lease liability balance between $68 million to $78 million, and an initial right of use asset balance between $50 million to $60 million. The difference between these two amounts will be recorded as a decrease to our deferred lease incentive liability and restructuring charge liability.
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
ADI Strategies, Inc.
On April 1, 2017, we completed our acquisition of the international assets of ADI Strategies, Inc. ("ADI Strategies") in Dubai and India. We acquired the U.S. assets of ADI Strategies in the second quarter of 2016. ADI Strategies is a leading enterprise performance management, risk management and business intelligence firm. The international results of operations of ADI Strategies have been included in our consolidated financial statements and results of operations of the Business Advisory segment from the date of acquisition. During the second quarter of 2018, we sold our Middle East practice, which primarily consisted of the international assets of the ADI Strategies acquisition, to a former employee who was the practice leader of that business at the time.
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
The acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the acquisition date.

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
Innosight’s results of operations have been included in our consolidated statements of operations and results of operations of our Business Advisory segment from the date of acquisition. For the year ended December 31, 2017, revenues from Innosight were $34.3 million and operating loss was $0.9 million, which included $3.4 million of amortization expense for intangible assets acquired. In connection with the acquisition of Innosight, we incurred $1.7 million of transaction and acquisition-related expenses in 2017. These costs are recorded in selling, general and administrative expenses.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2018 and 2017.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2016:
Goodwill	$636,802	$203,137	$102,906	$942,845
Accumulated impairment losses	—	(142,983)	—	(142,983)
Goodwill, net as of December 31, 2016	$636,802	$60,154	$102,906	$799,862
Goodwill recorded in connection with business combinations (1)	8	88,183	10,252	98,443
Goodwill impairment charge	(208,081)	(45,012)	—	(253,093)
Goodwill reallocation (2)	—	10,794	(10,794)	—
Goodwill allocated to disposal of business (3)	—	(568)	—	(568)
Foreign currency translation	—	641	465	1,106
Balance as of December 31, 2017:
Goodwill	636,810	302,187	102,829	1,041,826
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2017	$428,729	$114,192	$102,829	$645,750
Goodwill recorded in connection with business combinations (1)	—	186	—	186
Foreign currency translation	—	(673)	—	(673)
Balance as of December 31, 2018:
Goodwill	636,810	301,700	102,829	1,041,339
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2018:	$428,729	$113,705	$102,829	$645,263

(1)	Refer to Note 3 "Acquisitions" for additional information on the goodwill recorded in connection with business combinations.

(2)
In 2017, we reorganized our internal financial reporting structure, which management uses to assess performance and allocate resources, by moving our Life Sciences practice from the Education and Life Sciences segment to the Business Advisory segment. The remaining Education and Life Sciences segment is now referred to as the Education segment. The Life Sciences practice is a separate reporting unit for purposes of goodwill impairment testing. See Note 18 "Segment Information" for additional information on our reportable segments.

(3)
In 2017, we sold our Life Sciences Compliance and Operations practice ("Life Sciences C&O") to a third-party, and allocated a portion of goodwill within the Life Sciences reporting unit to the disposed business based on the relative fair values of Life Sciences C&O and the remaining reporting unit. The allocated goodwill of $0.6 million was written off and included in the gain on sale of Life Sciences C&O. The sale of Life Sciences C&O did not meet the criteria for reporting separately as discontinued operations. In connection with the sale, we recorded a $0.9 million gain which is included in other income, net in our consolidated statements of operations.

2018 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2018 for our five reporting units with goodwill balances: Healthcare, Education, Business Advisory, Strategy and Innovation, and Life Sciences. We performed a qualitative assessment over all reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill.
For our qualitative assessment, we considered the most recent quantitative analysis performed for each reporting unit, which was as of November 30, 2017, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2018 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also considered the market-based valuation multiples used in the market approach within our prior quantitative analysis, which were derived from guideline

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

companies, and noted that the valuation multiples generally increased over the past year. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessments, we determined that it was more likely than not that the fair values for each of our reporting units exceeded their respective carrying amounts. As such, the goodwill for our reporting units was not considered impaired as of November 30, 2018, and a quantitative goodwill impairment analysis was not necessary.
Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2018 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2018, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
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
Second Quarter 2017 Goodwill Impairment Charge
During the second quarter of 2017, we performed a goodwill impairment analysis for our Healthcare reporting unit as our Healthcare business was experiencing a prolonged period of declining revenues at the time, primarily driven by softness in our revenue cycle offering within our performance improvement solution. This softness was attributable to decreased demand for our services, the winding down of some of our larger projects, and a trend toward smaller projects, as well as fewer large integrated projects. Based on forecasts prepared in the second quarter of 2017 in connection with our quarterly forecasting cycle, we determined that the likely time frame to improve the financial results of this segment would take longer than originally anticipated. As such, we concluded, during the second quarter of 2017, that the fair value of the Healthcare reporting unit may no longer exceed its carrying value. In connection with the preparation of our financial statements for the quarter ended June 30, 2017, we performed an interim impairment test on the Healthcare reporting unit.
Our goodwill impairment test was performed by comparing the fair value of the Healthcare reporting unit to its carrying value and recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. To estimate the fair value of the Healthcare reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the estimated fair value of the Healthcare reporting unit, we recorded a $208.1 million non-cash pretax goodwill impairment charge in 2017 to reduce the carrying value of goodwill in our Healthcare reporting unit.
2017 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2017 for our six reporting units with goodwill balances at the time: Healthcare, Education, Business Advisory, Enterprise Solutions and Analytics, Strategy and Innovation, and Life Sciences. We elected to bypass the qualitative assessment and proceeded directly to the quantitative goodwill impairment test.
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
Intangible Assets
Intangible assets as of December 31, 2018 and 2017 consisted of the following:

		As of December 31,
		2018		2017
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 13	$98,235	$60,462	$106,195	$51,588
Trade names	5 to 6	28,930	23,181	29,016	18,915
Customer contracts	4	—	—	25,154	24,751
Technology and software	3 to 5	5,694	2,842	9,340	5,098
Non-competition agreements	3 to 5	3,650	2,241	5,163	2,637
Publishing content	3	—	—	3,300	3,163
Favorable lease contract	3	720	646	720	425
Total		$137,229	$89,372	$178,888	$106,577
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
Intangible assets amortization expense was $24.0 million, $35.0 million, and $33.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. The table below sets forth the estimated annual amortization expense for each of the five succeeding years for the intangible assets recorded as of December 31, 2018.

Year Ending December 31,	Estimated Amortization Expense
2019	$17,206
2020	$12,083
2021	$8,064
2022	$6,090
2023	$3,512
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

5. Property and Equipment, Net
Depreciation expense for property and equipment was $13.4 million, $13.3 million, and $12.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. Property and equipment, net at December 31, 2018 and 2017 consisted of the following:

	As of December 31,
	2018	2017
Computers, related equipment, and software	$53,116	$46,216
Leasehold improvements	45,052	45,244
Furniture and fixtures	17,408	16,434
Aircraft	7,541	7,541
Assets under construction	250	250
Property and equipment	123,367	115,685
Accumulated depreciation and amortization	(82,993)	(70,144)
Property and equipment, net	$40,374	$45,541

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

6. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	As of December 31,
	2018	2017
1.25% convertible senior notes due 2019	$242,617	$233,140
Senior secured credit facility	50,000	105,000
Promissory note due 2024	4,368	4,868
Total long-term debt	$296,985	$343,008
Current maturities of long-term debt	(243,132)	(501)
Long-term debt, net of current portion	$53,853	$342,507
Below is a summary of the scheduled remaining principal payments of our debt as of December 31, 2018.

Principal Payments of Long-Term Debt
2019	$250,515
2020	$529
2021	$544
2022	$559
2023	$50,575
Thereafter	$1,646
Convertible Notes
In September 2014, the Company issued $250 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”) in a private offering. The Convertible Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as Trustee (the “Indenture”). The Convertible Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 1 and October 1 of each year at an annual rate of 1.25%. The Convertible Notes will mature on October 1, 2019, unless earlier repurchased by the Company or converted in accordance with their terms. We expect to refinance the principal amount of the outstanding notes at maturity with the borrowing capacity available under our revolving credit facility.
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
We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of December 31, 2018, the remaining life of the Convertible Notes is 0.8 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
As of December 31, 2018 and 2017, the Convertible Notes consisted of the following:

	As of December 31,
	2018	2017
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(6,436)	(14,668)
Less: debt issuance costs, net of amortization	(947)	(2,192)
Net carrying amount	$242,617	$233,140
Equity component (1)	$39,287	$39,287

(1)	Included in additional paid-in capital on the consolidated balance sheet.
The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Year Ended December 31,
	2018	2017	2016
Contractual interest coupon	$3,125	$3,125	$3,125
Amortization of debt discount	8,232	7,851	7,488
Amortization of debt issuance costs	1,245	1,224	1,201
Total interest expense	$12,602	$12,200	$11,814
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
Senior Secured Credit Facility
The Company has a $500 million five-year senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the "Amended Credit Facility"), that becomes due and payable in full upon maturity on March 23, 2023. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $150 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $650 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.50 to 1.00 to 4.00 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At December 31, 2018, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.83 to 1.00 and a Consolidated Interest Coverage Ratio of 11.03 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at December 31, 2018 totaled $50.0 million. These borrowings carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap described in Note 11 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2017 were $105.0 million and carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap described in Note 11 "Derivative Instruments and Hedging Activity." The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2018, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities. As of December 31, 2018, the unused borrowing capacity under the revolving credit facility was $448.4 million.
Promissory Note due 2024
In 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million. As of December 31, 2018, the aircraft had a carrying amount of $5.8 million. At December 31, 2017, the outstanding principal amount of the promissory note was $4.9 million, and the aircraft had a carrying amount of $6.5 million.
7. Capital Structure
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2018 and 2017, no such preferred stock has been approved or issued.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

8. Revenues
For the years ended December 31, 2018, 2017 and 2016 we recognized revenues of $795.1 million, $732.6 million, and $726.3 million respectively. Of the $795.1 million recognized in 2018, we recognized revenues of $10.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $7.2 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.6 million was primarily due to the release of allowances on unbilled services due to securing contract amendments.
As of December 31, 2018, we had $91.6 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $91.6 million of performance obligations, we expect to recognize approximately $74.9 million as revenue in 2019, $12.1 million in 2020, and the remaining $4.6 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance within unbilled services, net was $9.1 million as of December 31, 2018 and $2.4 million as of January 1, 2018, upon adoption of ASC 606. The $6.7 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms. Refer to Note 2 "Summary of Significant Accounting Policies" for additional information on the adoption of ASC 606.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of December 31, 2018 and December 31, 2017 was $28.1 million and $27.9 million respectively. The $0.2 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the twelve months ended December 31, 2018, $23.5 million of revenues recognized were included in the deferred revenue balance as of December 31, 2017.

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
Earnings (loss) per share under the basic and diluted computations are as follows:

	Year Ended December 31,
	2018	2017	2016
Net income (loss) from continuing operations	$13,944	$(170,505)	$39,480
Income (loss) from discontinued operations, net of tax	(298)	388	(1,863)
Net income (loss)	$13,646	$(170,117)	$37,617

Weighted average common shares outstanding—basic	21,706	21,439	21,084
Weighted average common stock equivalents	352	—	340
Weighted average common shares outstanding—diluted	22,058	21,439	21,424

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.64	$(7.95)	$1.87
Income (loss) from discontinued operations, net of tax	(0.01)	0.02	(0.09)
Net income (loss)	$0.63	$(7.93)	$1.78

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.63	$(7.95)	$1.84
Income (loss) from discontinued operations, net of tax	(0.01)	0.02	(0.08)
Net income (loss)	$0.62	$(7.93)	$1.76
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of December 31,
	2018	2017	2016
Unvested restricted stock awards	—	636	2
Outstanding common stock options	—	194	—
Convertible senior notes	3,129	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129	3,129
Total anti-dilutive securities	6,258	7,088	6,260
See Note 6 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2019 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased under this program in 2018 or 2017. In 2016, we repurchased and retired 982,192 shares for $55.3 million. As of December 31, 2018, $35.1 million remains available for share repurchases.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

10. Restructuring Charges
In 2018, we incurred $3.7 million of pretax restructuring expense. This expense primarily consisted of the following charges:
Severance - We incurred $2.1 million of severance expense as a result of workforce reductions to better align resources with market demand. Of the $2.1 million, $1.1 million related to our Healthcare segment and $1.0 million related to our Business Advisory segment.
Office exit costs - We incurred $1.3 million of office exit costs. Of the $1.3 million, $0.8 million related to the accrual of remaining lease payments, net of estimated sublease income, accelerated depreciation on leasehold improvements, and moving expenses due to exiting a portion of our Middleton, Wisconsin office; $0.4 million related to updated lease assumptions, commission costs, and moving expenses for our San Francisco office vacated in 2017; and $0.1 million related to updated lease assumptions for our Chicago office consolidation.
Other - We incurred $0.3 million related to the divestiture of our Middle East practice within the Business Advisory segment in the second quarter of 2018. During the second quarter of 2018, we sold our Middle East practice to a former employee who was the practice leader of that business at the time, and we recorded a $5.8 million loss which is included in other income (expense), net in our consolidated statements of operations.
Of the $3.7 million pretax restructuring charge, $1.1 million was related to our Healthcare segment, $1.0 million was related to our Business Advisory segment, and $1.6 million was related to our corporate operations.
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
In 2016, we incurred $9.6 million of pretax restructuring expense. This expense consisted of the following charges:
Severance - We incurred $7.3 million of severance expense as a result of workforce reductions, of which $5.8 million was related to our Healthcare segment and $0.6 million was related to our Business Advisory segment to better align our resources with market demand and $0.9 million was related to our corporate infrastructure as a result of our Huron Legal divestiture.
Office exit costs - We incurred $1.5 million of office exit costs primarily related to our Washington, D.C. space that we vacated in 2014. During 2016, we entered into a sublease agreement and adjusted our Washington, D.C. lease accrual to reflect the terms specified in the sublease agreement.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the years ended December 31, 2018 and 2017.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2016	$5,182	$5,773	$24	$10,979
Additions (1)	3,859	2,426	110	6,395
Payments	(7,611)	(2,860)	5	(10,466)
Adjustments (1)	(117)	(973)	(78)	(1,168)
Non-cash items	(46)	(119)	(61)	(226)
Balance as of December 31, 2017	1,267	4,247	—	5,514
Additions (1)	2,102	1,002	190	3,294
Payments	(2,879)	(3,284)	(191)	(6,354)
Adjustments (1)	(47)	828	—	781
Non-cash items	—	(325)	1	(324)
Balance as of December 31, 2018	$443	$2,468	$—	$2,911

(1)
Additions and adjustments for the years ended December 31, 2018 and 2017 include restructuring charge of $0.4 million and a gain of $1.0 million, respectively, related to updated lease assumptions for vacated offices spaces directly related to discontinued operations.

As of December 31, 2018, our restructuring charge liability related to office space reductions of $2.5 million represented the present value of remaining lease payments, net of estimated sublease income, primarily for our vacated office spaces in Chicago; Washington, D.C.; Houston; Middleton, Wisconsin; and San Francisco. This restructuring charge liability is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. All of the $0.4 million restructuring charge liability related to employee costs at December 31, 2018 is expected to be paid in 2019. The restructuring charge liability related to employee costs is included as a component of accrued payroll and related benefits.
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated this derivative instrument as a cash flow hedge. Therefore, changes in the fair value of the derivative instrument are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. As of December 31, 2018, it was anticipated that $0.2 million of the gains, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to our interest rate swap designated as a cash flow hedging instrument as of December 31, 2018 and 2017.

	Fair Value (Derivative Asset and Liability) As of December 31,
Balance Sheet Location	2018	2017
Prepaid expenses and other current assets	$302	$—
Other non-current assets	$451	$581
Accrued expenses	$—	$48

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

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Interest rate swaps	$—	$753	$—	$753
Convertible debt investment	—	—	50,429	50,429
Deferred compensation assets	—	18,205	—	18,205
Total assets	$—	$18,958	$50,429	$69,387
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$11,441	$11,441
Total liabilities	$—	$—	$11,441	$11,441
December 31, 2017
Assets:
Interest rate swap	$—	$533	$—	$533
Promissory note	—	—	1,078	1,078
Convertible debt investment	—	—	39,904	39,904
Deferred compensation assets	—	17,786	—	17,786
Total assets	$—	$18,319	$40,982	$59,301
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$22,828	$22,828
Total liabilities	$—	$—	$22,828	$22,828
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
The table below sets forth the changes in the balance of the promissory note for the years ended December 31, 2018 and 2017.

Promissory Note
Balance as of December 31, 2016	$2,325
Interest payments received	(185)
Principal payments received	(1,177)
Change in fair value of promissory note	115
Balance as of December 31, 2017	1,078
Interest payments received	(81)
Principal payments received	(1,040)
Change in fair value of promissory note	43
Balance as of December 31, 2018	$—
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimated the fair value of our investment using a Monte Carlo simulation model, cash flow projections discounted at a risk-adjusted rate, and certain assumptions related to equity volatility and applicable holding period, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investment on our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the years ended December 31, 2018 and 2017.

Convertible Debt Investment
Balance as of December 31, 2016	$34,675
Change in fair value of convertible debt investment	5,229
Balance as of December 31, 2017	39,904
Change in fair value of convertible debt investment	10,525
Balance as of December 31, 2018	$50,429
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
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and discount rates, which typically reflect a risk-free rate. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates. Refer to Note 3 “Acquisitions” for information on the acquisitions completed in 2017 and 2016.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the years ended December 31, 2018 and 2017.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2016	$8,827
Acquisitions	15,489
Payments	(2,938)
Remeasurement of contingent consideration for business acquisitions	1,111
Unrealized loss due to foreign currency translation	339
Balance as of December 31, 2017	22,828
Acquisitions	212
Payments	(11,974)
Remeasurement of contingent consideration for business acquisitions	381
Unrealized gain due to foreign currency translation	(6)
Balance as of December 31, 2018	$11,441
Financial assets and liabilities not recorded at fair value are as follows:
Senior Secured Credit Facility
The carrying value of our borrowings outstanding under our senior secured credit facility is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the senior secured credit facility bears interest at variable rates based on current market rates as set forth in the Amended Credit Agreement. Refer to Note 6 “Financing Arrangements” for additional information on our senior secured credit facility.
Promissory Note due 2024
The carrying value of our promissory note due 2024 is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the promissory note bears interest at rates based on current market rates as set forth in the terms of the promissory note. Refer to Note 6 “Financing Arrangements” for additional information on our promissory note due 2024.
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$242,617	$242,940	$233,140	$232,578

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The differences between the $250 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of December 31, 2018 and 2017, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 6 “Financing Arrangements” for additional information on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the years ended December 31, 2018 and 2017.
Based on the closing price of our common stock of $51.31 on December 31, 2018, the if-converted value of the Convertible Notes was less than the principal amount.
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values of all other financial instruments not described above reasonably approximate fair market value due to the nature of the financial instruments and the short-term maturity of these items.
13. Other Comprehensive Income (Loss)
The table below sets forth the components of accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2018, 2017, and 2016.

	Foreign Currency Translation	Available-for- Sale Investments	Cash Flow Hedges (1)	Total
Balance as of December 31, 2015	$(517)	$4,185	$(83)	$3,585
Foreign currency translation adjustment, net of tax of $0	64	—	—	64
Unrealized loss on investments, net of tax of $59	—	(97)	—	(97)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $122	—	—	(179)	(179)
Reclassification adjustment into earnings, net of tax of $(161)	—	—	242	242
Balance as of December 31, 2016	(453)	4,088	(20)	3,615
Foreign currency translation adjustment, net of tax of $0	1,602	—	—	1,602
Unrealized gain on investments:
Change in fair value, net of tax of $(998)	—	4,231	—	4,231
Reclassification adjustment into retained earnings (2)	—	493	—	493
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(106)	—	—	366	366
Reclassification adjustment into earnings, net of tax of $(46)	—	—	69	69
Reclassification adjustment into retained earnings (2)	—	—	(6)	(6)
Balance as of December 31, 2017	1,149	8,812	409	10,370
Foreign currency translation adjustment, net of tax of $0	(1,814)	—	—	(1,814)
Unrealized gain on investments:
Change in fair value, net of tax of $(2,753)	—	7,772	—	7,772
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(63)	—	—	197	197
Reclassification adjustment into earnings, net of tax of $(10)	—	—	(30)	(30)
Balance as of December 31, 2018	$(665)	$16,584	$576	$16,495

(1)	The before tax amounts reclassified from accumulated other comprehensive income (loss) related to our cash flow hedges are recorded to interest expense, net of interest income.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

14. Employee Benefit and Deferred Compensation Plans
We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax contributions and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match an amount equal to the employees’ contributions up to 6% of the employees’ salaries. Our matching contributions, including those related to our discontinued operations, for the years ended December 31, 2018, 2017, and 2016 were $20.8 million, $20.0 million, and $19.4 million, respectively.
We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement, or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2018 and 2017 was $18.4 million and $17.7 million, respectively. This deferred compensation liability is funded by the Plan assets.
15. Equity Incentive Plans
In 2012, Huron adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”), in order to increase the number of shares of common stock available as equity compensation to employees, non-employee directors, and independent contractors, and to make certain updates to reflect changes in market practices. The 2012 Plan replaced, on a prospective basis, our 2004 Omnibus Stock Plan (the "2004 Plan") such that future grants will be granted under the 2012 Plan and any outstanding awards granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant will not become available for grant under the 2012 Plan. The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock, performance shares and other share-based or cash-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. The 2012 Plan was amended on May 2, 2014 to increase the number of shares authorized for issuance by 850,000 shares. On May 5, 2017, an amendment and restatement of the 2012 Plan was approved by shareholders to increase the number of shares authorized for issuance by 804,000 shares. As of December 31, 2018, approximately 0.8 million shares remain available for issuance under the 2012 Plan.
On May 1, 2015, we adopted the Stock Ownership Participation Program (the “SOPP”), which is available to Huron employees below the managing director level who do not receive equity-based awards as part of their normal compensation plan. Under the SOPP, eligible employees may elect to use after-tax payroll deductions, or cash contributions, to purchase shares of the Company’s common stock on certain designated purchase dates. Employees who purchase stock under the SOPP are granted restricted stock equal to 25% of their purchased shares. Vesting of the restricted stock is subject to both a time-based vesting schedule and a requirement that the purchased shares be held for a specified holding period. The initial number of shares available for issuance under the SOPP was 300,000. Prior to adopting the SOPP, the matching share grants and the employee purchased shares under the stock ownership participation program were governed by the 2012 Plan. As of December 31, 2018, approximately 0.1 million shares remain available for issuance under the SOPP.
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
Total share-based compensation cost recognized for the years ended December 31, 2018, 2017, and 2016 was $18.8 million, $14.8 million, and $16.6 million, respectively, with related income tax benefits of $4.6 million, $5.8 million, and $6.4 million, respectively. As of December 31, 2018, there was $23.0 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.3 years.

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
The table below summarizes the restricted stock activity for the year ended December 31, 2018.

	Number of Shares			Weighted Average Grant Date Fair Value (in dollars)
	2012 Omnibus Incentive Plan	Stock Ownership Participation Program	Total
Nonvested restricted stock at December 31, 2017	561	13	574	$51.97
Granted	466	12	478	$38.45
Vested	(231)	(12)	(243)	$54.67
Forfeited	(49)	(2)	(51)	$44.68
Nonvested restricted stock at December 31, 2018	747	11	758	$43.08
The aggregate fair value of restricted stock that vested during the years ended December 31, 2018, 2017, and 2016 was $9.1 million, $11.1 million, and $14.9 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2017 and 2016 was $42.11 and $56.28, respectively.
Performance-based Share Awards
During 2018, 2017, and 2016, the Company granted performance-based share awards to our named executive officers and certain managing directors. The total number of shares earned by recipients of these awards is contingent upon meeting practice specific and Company-wide performance goals. Following the performance period, the awards are subject to the completion of a service period, which is generally an additional one to three years. The earned awards vest on a graded vesting schedule over the service period. For certain performance awards, the recipients may earn additional shares of stock for performance achieved above the stated target. The grant date fair values of our performance-based share awards are measured based on the fair value of our common stock at grant date. Compensation cost is amortized into expense over the service period, including the performance period.
The table below summarizes the performance-based stock activity for the year ended December 31, 2018. All nonvested performance-based stock outstanding at December 31, 2017 and 2018 was granted under the 2012 Omnibus Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2017	353	$44.45
Granted (1)	379	$35.25
Vested	(43)	$53.39
Forfeited (2)	(253)	$42.33
Nonvested performance-based stock at December 31, 2018 (3)	436	$36.81

(1)
Shares granted in 2018 are presented at the stated target, which represents the base number of shares that could be earned. Actual shares earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.

(2)	Forfeited shares include shares forfeited as a result of not meeting the performance criteria of the award as well as shares forfeited upon termination.

(3)
Of the 436,000 nonvested performance-based shares outstanding as of December 31, 2018, approximately 394,405 shares were unearned and subject to achievement of specific financial goals. Once earned, the awards will be subject to time-based vesting according to the terms of the award. Based on 2018 financial results, approximately 127,664 of the 394,405 unearned shares will be forfeited in the first quarter of 2019.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The aggregate fair value of performance-based stock that vested during the years ended December 31, 2018, 2017, and 2016 was $1.5 million, $3.6 million, and $3.0 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2017 and 2016 was $42.75 and $55.52, respectively.
Stock Options
Prior to 2014, the Company granted stock option awards to certain named executive officers. No stock option awards were granted in 2018, 2017, or 2016. The exercise prices of stock options are equal to the fair value of a share of common stock on the date of grant. Subject to acceleration under certain conditions, our stock options vest annually over four years. All stock options have a 10-year contractual term.
Stock option activity for the year ended December 31, 2018 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	194	$29.06	3.3	$2.2
Granted	—
Exercised	40	$23.43		$0.8
Forfeited or expired	—
Outstanding at December 31, 2018 (1)	154	$30.52	2.5	$3.2
Exercisable at December 31, 2018	154	$30.52	2.5	$3.2

(1)	Of the 154,000 outstanding options, approximately 117,000 were granted under the 2004 Omnibus Stock Plan, and the remaining 37,000 options were granted under the 2012 Omnibus Incentive Plan.
The aggregate intrinsic value of options exercised during 2018 was $0.8 million. No options were exercised in 2017. The aggregate intrinsic value of options exercised during 2016 was $0.1 million.
16. Income Taxes
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“2017 Tax Reform”), a tax reform bill which, among other items, reduced the corporate federal income tax rate from 35% to 21% and moved from a worldwide tax system to a territorial system. As a result of the enactment of this legislation during the fourth quarter of 2017, we estimated the remeasurement of our net deferred taxes based on the new lower tax rate, as well as provided for additional one-time income tax expense estimates primarily related to the transition tax on accumulated foreign earnings and elimination of foreign tax credits for dividends that are subject to the 100 percent exemption in our consolidated financial statements as of and for the year ended December 31, 2017. In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of 2017 Tax Reform by applying the guidance in Staff Accounting Bulletin (“SAB”) No. 118 because we had not yet completed our enactment-date accounting for these effects.
We have now completed our accounting for all of the enactment-date income tax effects of 2017 Tax Reform. For the year ended December 31, 2018, we recorded tax expense of $2.2 million related to establishing a valuation allowance for foreign tax credits, a tax benefit of $0.6 million related to the U.S. federal return to provision adjustments for the remeasurement of our net deferred taxes based on the new lower rate and tax expense of $0.2 million related to withholding tax on outside basis differences due to our change in assertion for permanent reinvestment. These amounts are recorded as a component of income tax expense from continuing operations.
2017 Tax Reform subjects a US shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The income tax expense for continuing operations for the years ended December 31, 2018, 2017, and 2016 consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(1,611)	$(635)	$15,726
State	286	545	1,623
Foreign	1,885	2,040	1,021
Total current	560	1,950	18,370
Deferred:
Federal	9,742	(46,103)	1,662
State	2,008	(6,576)	(274)
Foreign	(1,033)	(1,270)	(81)
Total deferred	10,717	(53,949)	1,307
Income tax expense for continuing operations	$11,277	$(51,999)	$19,677
The components of income from continuing operations before taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
U.S.	$17,025	$(221,137)	$56,141
Foreign	8,196	(1,367)	3,016
Total	$25,221	$(222,504)	$59,157

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2018	2017	2016
Percent of pretax income from continuing operations:
At U.S. statutory tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	7.2	2.7	1.7
Valuation allowance	6.9	(0.2)	(3.2)
Stock-based compensation	4.9	(0.8)	—
Disallowed executive compensation	2.5	—	—
Change in fair value of contingent consideration liabilities	2.4	—	—
Global intangible low-taxed income	2.1	—	—
Meals and entertainment	2.0	(0.3)	1.1
Realized investment (gains) losses	1.3	0.4	—
Transition tax on accumulated foreign earnings, net of credits	0.8	(0.3)	—
U.S. federal rate change	(2.3)	(3.4)	—
Foreign source income	(1.7)	0.1	(0.5)
Tax credits	(1.4)	0.2	(0.8)
Net tax benefit related to “check-the-box” election	—	1.2	—
Goodwill impairment charges	—	(10.2)	—
Other	(1.0)	(1.0)	—
Effective income tax rate for continuing operations	44.7%	23.4%	33.3%
The effective tax rate for discontinued operations in 2018 was 26.7%, based on tax benefit of $0.1 million and pretax loss from discontinued operations of $0.4 million, and was higher than the statutory tax rate primarily due to state income taxes. The effective tax rate for discontinued operations in 2017 was 60.0%, based on tax expense of $0.6 million and a pretax income from discontinued operations of $1.0 million, and was higher than the statutory tax rate primarily due to the settlement of foreign tax audits. The effective tax rate for discontinued

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

operations in 2016 was (33.4)%, based on tax benefits of $0.9 million and a pretax loss from discontinued operations of $2.8 million, and was lower than the statutory tax rate primarily due to an increase in the valuation allowance for foreign tax credits.
The net deferred tax liabilities for continuing operations at December 31, 2018 and 2017 consisted of the following:

	As of December 31,
	2018	2017
Deferred tax assets:
Accrued payroll and other liabilities	$6,737	$7,010
Share-based compensation	6,150	5,674
Deferred lease incentives	4,100	4,352
Tax credits	3,548	1,918
Net operating loss carry-forwards	2,247	495
Restructuring charge liability	639	1,104
Revenue recognition	60	1,586
Intangibles and goodwill	—	2,137
Other	1,406	1,132
Total deferred tax assets	24,887	25,408
Valuation allowance	(3,143)	(1,247)
Net deferred tax assets	21,744	24,161
Deferred tax liabilities:
Intangibles and goodwill	(6,665)	—
Convertible debt investment	(5,934)	(3,110)
Property and equipment	(3,604)	(4,031)
Prepaid expenses	(1,794)	(1,229)
Software development costs	(1,655)	(38)
Other	(671)	(98)
Total deferred tax liabilities	(20,323)	(8,506)
Net deferred tax asset for continuing operations	$1,421	$15,655
As of December 31, 2018 and 2017, we had valuation allowances of $3.1 million and $1.2 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign losses and tax credits. The increase in valuation allowances in 2018 primarily related to an increase in the valuation allowance for foreign tax credits.
The Company has foreign and federal net operating losses of $1.3 million and $7.4 million, respectively, which carryforward indefinitely, and state net operating loss carryforwards of $8.4 million which will begin to expire in 2022, if not utilized. The Company also has federal and state tax credit carryforwards of $3.5 million which will begin to expire in 2019, if not utilized.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2016	$3,223
Additions based on tax positions related to the current year	117
Balance at December 31, 2016	3,340
Decrease due to lapse of statute of limitations	(2,410)
Decrease based on tax positions related to prior years	(117)
Balance at December 31, 2017	813
Additions based on tax positions related to prior years	115
Decrease due to lapse of statute of limitations	(28)
Balance at December 31, 2018	$900
As of December 31, 2018, we had $0.9 million of unrecognized tax benefits which would affect the effective tax rate of continuing operations if recognized. It is reasonably possible that approximately $0.8 million of the liability for unrecognized tax benefits at December 31, 2018 could decrease in the next twelve months primarily due to the expiration of statutes of limitations.
As of both December 31, 2018 and 2017, we had $0.1 million accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of earnings.
We file income tax returns with federal, state, local and foreign jurisdictions. Tax years 2015 through 2017 are subject to future examinations by federal tax authorities. Tax years 2011 through 2017 are subject to future examinations by state and local tax authorities. The Company is currently under audit by the states of New York and New Jersey. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2011 through 2017.
17. Commitments, Contingencies and Guarantees
Lease Commitments
We lease office space under non-cancelable operating lease arrangements expiring on various dates through 2028, with various renewal options. Our principal executive offices located in Chicago, Illinois are under a lease expiring in September 2024. We have a five-year renewal option that will allow us to continue to occupy this office space until September 2029. Office facilities under operating leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Some of the leases contain provisions whereby the future rental payments may be adjusted for increases in operating expenses above the specified amount. Rent expense, including operating costs and taxes, for the years ended December 31, 2018, 2017, and 2016 was $15.1 million, $14.3 million, and $11.5 million, respectively.
Future minimum rental commitments under non-cancelable leases and sublease income as of December 31, 2018, are as follows:

	Operating Lease Obligations	Sublease Income
2019	$13,701	$1,922
2020	12,724	1,407
2021	11,590	1,203
2022	10,766	1,156
2023	10,707	1,202
Thereafter	27,033	3,338
Total	$86,521	$10,228

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
Guarantees
Guarantees in the form of letters of credit totaling $1.6 million and $1.9 million were outstanding at December 31, 2018 and 2017, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2018 and 2017, the total estimated fair value of our contingent consideration liabilities was $11.4 million and $22.8 million, respectively.
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
Our Healthcare segment has a depth of expertise in care transformation, financial and operational excellence, technology and analytics, and leadership development. We serve national and regional hospitals and integrated health systems, academic medical centers, community hospitals, and medical groups. Our solutions help clients evolve and adapt to the rapidly changing healthcare environment and achieve growth, optimize performance, enhance profitability, improve quality and clinical outcomes, align leaders, improve organizational culture, and drive physician, patient, and employee engagement across the enterprise to deliver better consumer outcomes.
We help organizations transform and innovate the delivery model to focus on patient wellness by improving quality outcomes, minimizing care variation and fundamentally improving patient and population health. Our consultants partner with clients to help build and sustain today’s business to invest in the future by reducing complexity, improving operational efficiency and growing market share. We enable the healthcare of the future by identifying, integrating and optimizing technology investments to collect data that transforms care delivery and improves patient outcomes. We also develop future leaders capable of driving meaningful operational and organizational change and who transform the consumer experience.

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
Our Education segment provides consulting and technology solutions to higher education institutions and academic medical centers. We partner with clients to address challenges relating to business and technology strategy, financial management, operational and organizational effectiveness, research administration, and regulatory compliance. Our institutional strategy, market research, budgeting and financial management, business operations and student life cycle management solutions align missions with business priorities, improve quality and reduce costs institution-wide. Our student solutions improve attraction, retention and graduation rates, increase student satisfaction and help generate quality outcomes. Our technology strategy, enterprise applications, and analytic solutions transform and optimize operations, deliver time and cost savings, and enhance the student experience. Our research enterprise solutions assist clients in identifying and implementing institutional research strategy, optimizing clinical research operations, improving financial management and cost reimbursement, improving service to faculty, and mitigating risk compliance.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The tables below set forth information about our operating segments for the years ended December 31, 2018, 2017, and 2016, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because our international operations are immaterial.

	Year Ended December 31,
	2018	2017	2016
Healthcare:
Revenues	$364,763	$356,909	$424,912
Operating income	$108,060	$118,761	$147,903
Segment operating income as a percentage of segment revenues	29.6%	33.3%	34.8%
Business Advisory:
Revenues	$236,185	$207,753	$151,543
Operating income	$50,625	$46,600	$29,382
Segment operating income as a percentage of segment revenues	21.4%	22.4%	19.4%
Education:
Revenues	$194,177	$167,908	$149,817
Operating income	$48,243	$40,318	$38,310
Segment operating income as a percentage of segment revenues	24.8%	24.0%	25.6%
Total Company:
Revenues	$795,125	$732,570	$726,272
Reimbursable expenses	82,874	75,175	71,712
Total revenues and reimbursable expenses	$877,999	$807,745	$797,984

Segment operating income	$206,928	$205,679	$215,595
Items not allocated at the segment level:
Other operating expenses	122,276	120,718	111,852
Other losses (gains), net	(2,019)	1,111	(1,990)
Depreciation and amortization	34,575	38,213	31,499
Goodwill impairment charges (1)	—	253,093	—
Other expense, net	26,875	15,048	15,077
Income (loss) from continuing operations before taxes	$25,221	$(222,504)	$59,157

(1)
The goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

	As of December 31,
Segment Assets:	2018	2017	2016
Healthcare	$65,133	$70,097	$69,274
Business Advisory	59,017	58,217	43,151
Education	26,990	31,367	33,094
Unallocated assets (1)	898,392	877,247	1,007,695
Total assets	$1,049,532	$1,036,928	$1,153,214

(1)
Unallocated assets include goodwill and intangible assets and our convertible debt investment, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources. Refer to Note 4 “Goodwill and Intangible Assets" and Note 12 "Fair Value of Financial Instruments" for further information on these assets.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the twelve months ended December 31, 2018.

	Year Ended December 31, 2018
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$239,263	$98,119	$39,586	$376,968
Time and expense	58,377	128,583	140,824	327,784
Performance-based	42,684	5,405	—	48,089
Software support, maintenance and subscriptions	24,439	4,078	13,767	42,284
Total	$364,763	$236,185	$194,177	$795,125

Employee Type (1)
Revenue generated by full-time billable consultants	$247,416	$225,335	$170,496	$643,247
Revenue generated by full-time equivalents	117,347	10,850	23,681	151,878
Total	$364,763	$236,185	$194,177	$795,125

Timing of Revenue Recognition
Revenue recognized over time	$356,826	$236,185	$190,526	$783,537
Revenue recognized at a point in time	7,937	—	3,651	11,588
Total	$364,763	$236,185	$194,177	$795,125

(1)
Full-time billable consultants consist of our full-time professionals who provide consulting services to our clients and are billable to our clients based on the number of hours worked. Full-time equivalent professionals consist of our leadership coaches and their support staff within our Studer Group solution, consultants who work variable schedules as needed by our clients and full-time employees who provide software support and maintenance services to our clients.

For the years ended December 31, 2018, 2017, and 2016, substantially all of our revenues and long-lived assets were attributed to or located in the United States.
At December 31, 2018 and 2017, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the years ended December 31, 2018, 2017, and 2016, no single client generated greater than 10% of our consolidated revenues.
19. Valuation and Qualifying Accounts
The table below sets forth the changes in the carrying amount of our allowances for doubtful accounts and unbilled services and valuation allowance for deferred tax assets for the years ended December 31, 2018, 2017, and 2016.

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2016:
Allowances for doubtful accounts and unbilled services	$16,886	48,901	44,528	$21,259
Valuation allowance for deferred tax assets	$2,242	113	1,729	$626
Year ended December 31, 2017:
Allowances for doubtful accounts and unbilled services	$21,259	43,888	40,648	$24,499
Valuation allowance for deferred tax assets	$626	793	172	$1,247
Year ended December 31, 2018:
Allowances for doubtful accounts and unbilled services	$24,499	49,390	51,648	$22,241
Valuation allowance for deferred tax assets	$1,247	2,314	418	$3,143

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

20. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
2018	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$193,679	$197,544	$198,448	$205,454
Reimbursable expenses	17,619	20,733	21,296	23,226
Total revenues and reimbursable expenses	211,298	218,277	219,744	228,680
Gross profit	59,745	68,820	68,893	71,834
Operating income	2,322	19,138	13,561	17,075
Net income (loss) from continuing operations	(3,222)	5,862	8,249	3,055
Income (loss) from discontinued operations, net of tax	(42)	(490)	228	6
Net income (loss)	(3,264)	5,372	8,477	3,061
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$(0.15)	$0.27	$0.38	$0.14
Income (loss) from discontinued operations, net of tax	—	(0.02)	0.01	—
Net income (loss)	$(0.15)	$0.25	$0.39	$0.14
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$(0.15)	$0.27	$0.37	$0.14
Income (loss) from discontinued operations, net of tax	—	(0.02)	0.01	—
Net income (loss)	$(0.15)	$0.25	$0.38	$0.14
Weighted average shares used in calculating earnings per share:
Basic	21,592	21,709	21,745	21,774
Diluted	21,592	21,918	22,110	22,294

	Quarter Ended
2017	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$188,849	$181,418	$176,376	$185,927
Reimbursable expenses	16,950	20,930	17,982	19,313
Total revenues and reimbursable expenses	205,799	202,348	194,358	205,240
Gross profit	70,203	64,981	59,847	71,540
Operating income (loss)	14,149	(200,575)	6,098	(27,128)
Net income (loss) from continuing operations	5,155	(150,482)	4,132	(29,310)
Income (loss) from discontinued operations, net of tax	143	309	238	(302)
Net income (loss)	5,298	(150,173)	4,370	(29,612)
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.24	$(7.00)	$0.19	$(1.36)
Income (loss) from discontinued operations, net of tax	0.01	0.01	0.01	(0.02)
Net income (loss)	$0.25	$(6.99)	$0.20	$(1.38)
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.24	$(7.00)	$0.19	$(1.36)
Income (loss) from discontinued operations, net of tax	0.01	0.01	0.01	(0.02)
Net income (loss)	$0.25	$(6.99)	$0.20	$(1.38)
Weighted average shares used in calculating earnings per share:
Basic	21,239	21,492	21,505	21,515
Diluted	21,474	21,492	21,622	21,515