Form 10-Q
period 2019-03-31
Huron Consulting Group Inc.
filed 2019-04-30
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of April 23, 2019, 22,883,027 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$8,526	$33,107
Receivables from clients, net	104,674	109,677
Unbilled services, net	86,504	69,613
Income tax receivable	3,209	6,612
Prepaid expenses and other current assets	13,596	13,922
Total current assets	216,509	232,931
Property and equipment, net	38,359	40,374
Deferred income taxes, net	1,302	2,153
Long-term investment	54,038	50,429
Operating lease right-of-use assets	53,805	—
Other non-current assets	38,345	30,525
Intangible assets, net	43,461	47,857
Goodwill	645,541	645,263
Total assets	$1,091,360	$1,049,532
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,469	$10,020
Accrued expenses and other current liabilities	16,611	17,207
Accrued payroll and related benefits	53,966	109,825
Accrued contingent consideration for business acquisitions	10,014	9,991
Current maturities of long-term debt	245,569	243,132
Current maturities of operating lease liabilities	10,293	—
Deferred revenues	30,023	28,130
Total current liabilities	373,945	418,305
Non-current liabilities:
Deferred compensation and other liabilities	25,886	20,875
Accrued contingent consideration for business acquisitions, net of current portion	1,115	1,450
Long-term debt, net of current portion	79,722	53,853
Operating lease liabilities, net of current portion	60,280	—
Deferred lease incentives	—	13,693
Deferred income taxes, net	759	732
Total non-current liabilities	167,762	90,603
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,275,901 and 25,114,739 shares issued at March 31, 2019 and December 31, 2018, respectively	247	244
Treasury stock, at cost, 2,392,531 and 2,568,288 shares at March 31, 2019 and December 31, 2018, respectively	(126,983)	(124,794)
Additional paid-in capital	457,748	452,573
Retained earnings	199,410	196,106
Accumulated other comprehensive income	19,231	16,495
Total stockholders’ equity	549,653	540,624
Total liabilities and stockholders’ equity	$1,091,360	$1,049,532
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues and reimbursable expenses:
Revenues	$204,445	$193,679
Reimbursable expenses	18,617	17,619
Total revenues and reimbursable expenses	223,062	211,298
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	137,780	132,786
Amortization of intangible assets and software development costs	1,117	1,218
Reimbursable expenses	18,669	17,549
Total direct costs and reimbursable expenses	157,566	151,553
Operating expenses and other losses (gains), net
Selling, general and administrative expenses	50,749	47,078
Restructuring charges	1,275	712
Other losses (gains), net	(456)	830
Depreciation and amortization	7,172	8,803
Total operating expenses and other losses (gains), net	58,740	57,423
Operating income	6,756	2,322
Other income (expense), net:
Interest expense, net of interest income	(4,258)	(4,986)
Other income (expense), net	2,217	(145)
Total other expense, net	(2,041)	(5,131)
Income (loss) from continuing operations before taxes	4,715	(2,809)
Income tax expense	1,365	413
Net income (loss) from continuing operations	3,350	(3,222)
Loss from discontinued operations, net of tax	(46)	(42)
Net income (loss)	$3,304	$(3,264)
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.15	$(0.15)
Loss from discontinued operations, net of tax	—	—
Net income (loss)	$0.15	$(0.15)
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.15	$(0.15)
Loss from discontinued operations, net of tax	—	—
Net income (loss)	$0.15	$(0.15)
Weighted average shares used in calculating earnings per share:
Basic	21,868	21,592
Diluted	22,311	21,592
Comprehensive income (loss):
Net income (loss)	$3,304	$(3,264)
Foreign currency translation adjustments, net of tax	316	34
Unrealized gain on investment, net of tax	2,657	2,166
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(237)	432
Other comprehensive income	2,736	2,632
Comprehensive income (loss)	$6,040	$(632)
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	24,418,252	$244	(2,671,962)	$(124,794)	$452,573	$196,106	$16,495	$540,624
Comprehensive income						3,304	2,736	6,040
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	254,550	3	27,612	2,196	(2,199)			—
Exercise of stock options	10,000	—			234			234
Share-based compensation					7,140			7,140
Shares redeemed for employee tax withholdings			(94,500)	(4,385)				(4,385)
Balance at March 31, 2019	24,682,802	$247	(2,738,850)	$(126,983)	$457,748	$199,410	$19,231	$549,653

	Three Months Ended March 31, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	24,098,822	$241	(2,591,135)	$(121,994)	$434,256	$180,443	$10,370	$503,316
Comprehensive income						(3,264)	2,632	(632)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	198,546	2	34,177	1,443	(1,445)			—
Exercise of stock options	10,000	—			234			234
Share-based compensation					5,280			5,280
Shares redeemed for employee tax withholdings			(75,832)	(2,684)				(2,684)
Cumulative-effect adjustment from adoption of ASC 606						1,956		1,956
Balance at March 31, 2018	24,307,368	$243	(2,632,790)	$(123,235)	$438,325	$179,135	$13,002	$507,470
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,304	$(3,264)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,710	10,021
Lease impairment charge	740	—
Share-based compensation	5,366	4,483
Amortization of debt discount and issuance costs	2,618	2,615
Allowances for doubtful accounts and unbilled services	59	201
Change in fair value of contingent consideration liabilities	(391)	830
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients, net	5,129	(4,452)
(Increase) decrease in unbilled services, net	(16,850)	(15,991)
(Increase) decrease in current income tax receivable / payable, net	3,490	(805)
(Increase) decrease in other assets	(2,554)	(3,753)
Increase (decrease) in accounts payable and other liabilities	2,396	901
Increase (decrease) in accrued payroll and related benefits	(54,151)	(23,633)
Increase (decrease) in deferred revenues	1,845	(3,416)
Net cash used in operating activities	(38,289)	(36,263)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,349)	(1,369)
Investment in life insurance policies	(3,645)	(1,455)
Purchases of businesses, net of cash acquired	—	(215)
Capitalization of internally developed software costs	(2,093)	(728)
Net cash used in investing activities	(8,087)	(3,767)
Cash flows from financing activities:
Proceeds from exercise of stock options	234	234
Shares redeemed for employee tax withholdings	(4,385)	(2,684)
Proceeds from borrowings under credit facility	40,500	91,500
Repayments of debt	(14,627)	(58,124)
Payments for debt issuance costs	—	(1,385)
Net cash provided by financing activities	21,722	29,541
Effect of exchange rate changes on cash	73	16
Net decrease in cash and cash equivalents	(24,581)	(10,473)
Cash and cash equivalents at beginning of the period	33,107	16,909
Cash and cash equivalents at end of the period	$8,526	$6,436
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable and accrued expenses	$1,913	$1,937
Contingent consideration related to business acquisitions	$—	$212
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2019 and 2018. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
On January 1, 2019, we adopted Accounting Standard Update ("ASU") 2016-02, Leases. Below is an update to our lease accounting policy as a result of the adoption. Refer to Note 3 "New Accounting Pronouncements" for additional information on the adoption of ASU 2016-02.
Leases
We determine if an arrangement contains a lease and the classification of such lease at inception. As of March 31, 2019, all of our material leases are classified as operating leases; we have not entered into any material finance leases. For all operating leases with an initial term greater than 12 months, we recognize an operating lease right-of-use ("ROU") asset and operating lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Operating lease ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date and provided by Bank of America, N.A., the administrative agent for our senior secured credit facility, in determining the present value of lease payments. The operating lease ROU asset excludes lease incentives.
Certain lease agreements contain variable lease payments that do not depend on an index or rate. These variable lease payments are not included in the calculation of the operating lease ROU asset and operating lease liability; instead, they are expensed as incurred. Certain lease agreements contain lease and nonlease components, which are accounted for separately. We separate the contract consideration between lease and nonlease components based on the relative standalone price of each component. Our leases may contain options to extend or terminate the lease, and we include these terms in our calculation of the operating lease ROU asset and operating lease liability when it is reasonably certain that we will exercise the option.
Operating lease expense is recognized on a straight-line basis over the lease term and recorded within selling, general and administrative expenses on our consolidated statement of operations. In accordance with our accounting policy for impairment of long-lived assets, operating lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. We evaluate the recoverability of the asset group based on forecasted undiscounted cash flows. See Note 5 "Leases" for additional information on our leases, including the lease impairment charge recorded in the first quarter of 2019.
3. New Accounting Pronouncements
Recently Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, as a new Topic, ASC 842, which superseded ASC Topic 840, Leases, and sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater th

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

an 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized using an effective interest rate method or on a straight-line basis over the term of the lease. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the adoption date. We adopted ASC 842 effective January 1, 2019 on a modified retrospective basis for existing leases using the transition method allowed by ASU 2018-11, which had no impact on our consolidated financial statements in the prior periods presented. The new lease standard has a material impact on our consolidated balance sheet upon adoption, but does not impact our consolidated statement of operations. The most significant impact to our consolidated balance sheet is the recognition of ROU assets and lease liabilities for operating leases. The impact of the new lease standard on our consolidated balance sheet upon adoption follows:

	As of December 31, 2018	ASC 842 Adjustment	As of January 1, 2019
Assets
Operating lease right-of-use assets	$—	$56,463	$56,463

Liabilities
Accrued expenses and other current liabilities	$17,207	$(2,557)	$14,650
Current maturities of operating lease liabilities	$—	$10,537	$10,537
Deferred compensation and other liabilities	$20,875	$(536)	$20,339
Deferred lease incentives	$13,693	$(13,693)	$—
Operating lease liabilities, net of current portion	$—	$62,712	$62,712
Not Yet Adopted
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
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2019.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2018:
Goodwill	$636,810	$301,700	$102,829	$1,041,339
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2018	428,729	113,705	102,829	645,263
Foreign currency translation	—	278	—	278
Goodwill, net as of March 31, 2019	$428,729	$113,983	$102,829	$645,541

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible Assets
Intangible assets as of March 31, 2019 and December 31, 2018 consisted of the following:

		As of March 31, 2019		As of December 31, 2018
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 13	$98,338	$63,653	$98,235	$60,462
Trade names	5 to 6	28,930	23,859	28,930	23,181
Technology and software	3 to 5	5,694	3,211	5,694	2,842
Non-competition agreements	3 to 5	3,650	2,446	3,650	2,241
Favorable lease contract	3	720	702	720	646
Total		$137,332	$93,871	$137,229	$89,372
Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Customer relationships, as well as certain trade names and technology and software, are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the assets. All other intangible assets with finite lives are amortized on a straight-line basis.
Intangible asset amortization expense was $4.5 million and $6.3 million for the three months ended March 31, 2019 and 2018, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2019 and each of the five succeeding years for the intangible assets recorded as of March 31, 2019.

Year Ending December 31,	Estimated Amortization Expense
2019	$17,206
2020	$12,083
2021	$8,064
2022	$6,090
2023	$3,512
2024	$741
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Leases
We lease office space, data centers and certain equipment under operating leases expiring on various dates through 2028, with various renewal options that can extend the lease terms by one to ten years. Our operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes and insurance. We exclude these variable payments from the measurements of our lease liabilities and expense them as incurred. Additionally, certain leases require payments for operating expenses applicable to the property. We account for these nonlease components separately from the lease components. No lease agreements contain any residual value guarantees or material restrictive covenants. As of March 31, 2019, we have not entered into any material finance leases. We sublease certain office spaces to third parties resulting from restructuring activities in certain locations.
During the first quarter of 2019, we exited a portion of a corporate office space and determined that the carrying amount of the asset group to which the related operating lease right-of-use ("ROU") asset is assigned may not be recoverable. Therefore, we performed a long-lived asset impairment test on the asset group, which is comprised of the operating lease ROU asset and leasehold improvements of the office space. First, we tested the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which included expected future lease and nonlease payments under the lease agreement offset by expected sublease income, to the carrying amount of the asset group. This first step of the long-lived asset impairment test concluded that the carrying amount of the asset group was not recoverable. Therefore, we performed the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeded the fair value. To estimate the fair value of the asset group, we relied on a discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate. Based on the estimated fair value o

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

f the asset group, we recorded a $0.7 million lease impairment charge, of which $0.5 million was allocated to the operating lease ROU asset and $0.2 million was allocated to the leasehold improvements based on their relative carrying amounts. The $0.7 million lease impairment charge was recognized in restructuring charges on our consolidated statement of operations. See Note 9 "Restructuring Charges" for additional information on our restructuring activities.
Additional information on our operating leases as of March 31, 2019 follows.

Balance Sheet	March 31, 2019
Operating lease right-of-use assets	$53,805

Current maturities of operating lease liabilities	$10,293
Operating lease liabilities, net of current portion	60,280
Total lease liabilities	$70,573

Lease Cost	Three Months Ended March 31, 2019
Operating lease cost	$3,000
Short-term leases (1)	47
Variable lease costs	374
Sublease income	(617)
Net lease cost (2)	$2,804

(1)	Includes variable lease costs related to short-term leases.

(2)	Rent expense, including operating expenses, real estate taxes and insurance, recorded under ASC 840 for the three months ended March 31, 2018 was $3.9 million.
The table below summarizes the remaining expected lease payments under our operating leases as of March 31, 2019 and December 31, 2018.

Future Lease Payments	March 31, 2019	December 31, 2018 (1, 2)
2019	$10,136	$13,701
2020	12,717	12,724
2021	11,595	11,590
2022	10,775	10,766
2023	10,711	10,707
Thereafter	27,035	27,033
Total operating lease payments	$82,969	$86,521
Less: imputed interest	(12,396)	n/a
Present value of operating lease liabilities	$70,573	n/a

(1)	The expected lease payments as of December 31, 2018 represent our future minimum rental commitments as defined by ASC 840.

(2)	As of December 31, 2018, the expected total future minimum sublease income to be received was $10.2 million.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Other Information	Three Months Ended March 31, 2019
Cash paid for operating lease liabilities	$3,554

Weighted average remaining lease term - operating leases	7.0 years
Weighted average discount rate - operating leases	4.7%
During the first quarter of 2019, we entered into two new agreements to lease office space in Denver, Colorado and Bangalore, India. Both leases are expected to commence in the second quarter of 2019.
6. Revenues
For the three months ended March 31, 2019 and 2018, we recognized revenues of $204.4 million and $193.7 million, respectively. Of the $204.4 million recognized in the first quarter of 2019, we recognized revenues of $3.9 million from obligations satisfied, or partially satisfied, in prior periods, due to the release of allowances on unbilled services due to securing contract amendments. During the first quarter of 2019, we recognized a $1.2 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $193.7 million recognized in the first quarter of 2018, we recognized revenues of $5.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $3.1 million was primarily due to the release of allowances on unbilled services due to securing contract amendments and $2.8 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements.
As of March 31, 2019, we had $75.1 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $75.1 million of performance obligations, we expect to recognize approximately $56.9 million as revenue in 2019, $12.4 million in 2020, and the remaining $5.8 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of March 31, 2019 and December 31, 2018 was $3.7 million and $9.1 million, respectively. The $5.4 million decrease primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of March 31, 2019 and December 31, 2018, was $30.0 million and $28.1 million, respectively. The $1.9 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three months ended March 31, 2019, $11.7 million of revenues recognized were included in the deferred revenue balance as of December 31, 2018.

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
Earnings (loss) per share under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2019	2018
Net income (loss) from continuing operations	$3,350	$(3,222)
Loss from discontinued operations, net of tax	(46)	(42)
Net income (loss)	$3,304	$(3,264)

Weighted average common shares outstanding – basic	21,868	21,592
Weighted average common stock equivalents	443	—
Weighted average common shares outstanding – diluted	22,311	21,592

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.15	$(0.15)
Loss from discontinued operations, net of tax	—	—
Net income (loss)	$0.15	$(0.15)

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.15	$(0.15)
Loss from discontinued operations, net of tax	—	—
Net income (loss)	$0.15	$(0.15)
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of March 31,
	2019	2018
Unvested restricted stock awards	12	723
Outstanding common stock options	—	184
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	6,270	7,165
See Note 8 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2019 (the “Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased during the first three months of 2019 and 2018. As of March 31, 2019, $35.1 million remains available for share repurchases.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

8. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	March 31, 2019	December 31, 2018
1.25% convertible senior notes due 2019	$245,051	$242,617
Senior secured credit facility	76,000	50,000
Promissory note due 2024	4,240	4,368
Total long-term debt	$325,291	$296,985
Current maturities of long-term debt	(245,569)	(243,132)
Long-term debt, net of current portion	$79,722	$53,853
Below is a summary of the scheduled remaining principal payments of our debt as of March 31, 2019.

Principal Payments of Long-Term Debt
2019	$250,387
2020	$529
2021	$544
2022	$559
2023	$76,575
Thereafter	$1,646
Convertible Notes
In September 2014, the Company issued $250 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”) in a private offering. The Convertible Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as Trustee (the “Indenture”). The Convertible Notes are senior unsecured obligations of the Company and will pay interest semi-annually on April 1 and October 1 of each year at an annual rate of 1.25%. The Convertible Notes will mature on October 1, 2019, unless earlier repurchased by the Company or converted in accordance with their terms. We expect to refinance the principal amount of the outstanding Convertible Notes at maturity with the borrowing capacity available under our revolving credit facility.
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
We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of March 31, 2019, the remaining life of the Convertible Notes is six months. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
As of March 31, 2019 and December 31, 2018, the Convertible Notes consisted of the following:

	March 31, 2019	December 31, 2018
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(4,316)	(6,436)
Less: debt issuance costs, net of amortization	(633)	(947)
Net carrying amount	$245,051	$242,617
Equity component (1)	$39,287	$39,287
(1)Included in additional paid-in capital on the consolidated balance sheet.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended March 31,
	2019	2018
Contractual interest coupon	$781	$781
Amortization of debt discount	2,120	2,021
Amortization of debt issuance costs	315	309
Total interest expense	$3,216	$3,111
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.50 to 1.00 to 4.00 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At March 31, 2019, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.99 to 1.00 and a Consolidated Interest Coverage Ratio of 12.08 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at March 31, 2019 totaled $76.0 million. These borrowings carried a weighted average interest rate of 4.5%, including the effect of the interest rate swap described in Note 10 “Derivative Instrument and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2018 were $50.0 million and carried a weighted average interest rate of 3.7%, including the effect of the interest rate swap described in Note 10 “Derivative Instrument and Hedging Activity." The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2019, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities. As of March 31, 2019, the unused borrowing capacity under the revolving credit facility was $422.4 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At March 31, 2019, the outstanding principal amount of the promissory note was $4.2 million. As of March 31, 2019, the aircraft had a carrying amount of $5.6 million. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million, and the aircraft had a carrying amount of $5.8 million.
9. Restructuring Charges
Restructuring charges for the first three months of 2019 totaled $1.3 million, compared to $0.7 million for the first three months of 2018. During the first quarter of 2019, we exited a portion of our Lake Oswego, Oregon corporate office resulting in a $0.7 million lease impairment charge on the related operating lease right-of-use asset and leasehold improvements and $0.2 million of accelerated depreciation on related furniture and fixtures. The lease impairment charge was recognized in accordance with ASC 842, Leases, which we adopted on a modified retrospective basis on J

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

anuary 1, 2019. See Note 2 "Basis of Presentation and Significant Accounting Policies" and Note 3 "New Accounting Pronouncements" for additional information on our adoption of ASC 842. See Note 5 "Leases" for additional information on the long-lived asset impairment test performed in the first quarter of 2019. Additionally, we recognized a $0.2 million restructuring charge in the first quarter of 2019 related to workforce reductions in our corporate operations. The $0.7 million restructuring charge incurred in the first three months of 2018 primarily related to updated lease assumptions for our San Francisco office vacated in the second quarter of 2017, which was accounted for in accordance with ASC 840, Leases.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the three months ended March 31, 2019.

	Employee Costs	Office Space Reductions	Total
Balance as of December 31, 2018	$443	$2,468	$2,911
Adoption of ASC 842 (1)	—	(1,119)	(1,119)
Balance as of January 1, 2019	443	1,349	1,792
Additions (2)	247	289	536
Payments	(435)	(371)	(806)
Adjustments (3)	(2)	65	63
Non-cash items	—	(249)	(249)
Balance as of March 31, 2019	$253	$1,083	$1,336

(1)
Upon adoption of ASC 842 on January 1, 2019, we reclassified the restructuring charge liabilities, which represented the present value of remaining lease payments, net of estimated sublease income, for vacated office spaces from restructuring charge liabilities to operating lease right-of-use assets. See Note 3 "New Accounting Pronouncements" for additional information on the impact of adoption.

(2)
Additions for the three months ended March 31, 2019 excludes the $0.7 million lease impairment charge recognized as restructuring charges on our consolidated statement of operations. See Note 5 "Leases" within the notes to our consolidated financial statements for additional information on the long-lived asset impairment test performed in the first quarter of 2019.

(3)
Adjustments for the three months ended March 31, 2019 includes restructuring charges of $0.1 million related to updated operating expense assumptions for vacated office spaces directly related to discontinued operations.

As of March 31, 2019, our restructuring charge liability related to office space reductions of $1.1 million represented the present value of the remaining estimated operating expense payments for vacated office spaces, primarily in Chicago, Illinois; Washington, D.C.; and Middleton, Wisconsin. This restructuring charge liability is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. All of the $0.3 million restructuring charge liability related to employee costs at March 31, 2019 is expected to be paid in the next 12 months. The restructuring charge liability related to employee costs is included as a component of accrued payroll and related benefits.
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated this derivative instrument as a cash flow hedge. Therefore, changes in the fair value of the derivative instrument are recorded to other comprehensive income (“OCI”) and reclassified into interest expense upon settlement. As of March 31, 2019, it was anticipated that $0.2 million of the gains, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth additional information relating to the interest rate swap designated as a cash flow hedging instrument as of March 31, 2019 and December 31, 2018.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	March 31, 2019	December 31, 2018
Prepaid expenses and other current assets	$240	$302
Other non-current assets	$192	$451
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Interest rate swap	$—	$432	$—	$432
Convertible debt investment	—	—	54,038	54,038
Deferred compensation assets	—	23,918	—	23,918
Total assets	$—	$24,350	$54,038	$78,388
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$11,129	$11,129
Total liabilities	$—	$—	$11,129	$11,129
December 31, 2018
Assets:
Interest rate swap	$—	$753	$—	$753
Convertible debt investment	—	—	50,429	50,429
Deferred compensation assets	—	18,205	—	18,205
Total assets	$—	$18,958	$50,429	$69,387
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$11,441	$11,441
Total liabilities	$—	$—	$11,441	$11,441
Interest rate swap: The fair value of our interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and a discount rate reflecting the risks involved.
Convertible debt investment: In 2014 and 2015, we invested $27.9 million, in the form of zero coupon convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education, a U.S.-based company that partners with leading universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. The notes will mature on July 1, 2020, unless converted earlier.
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
The table below sets forth the changes in the balance of the convertible debt investment for the three months ended March 31, 2019.

Convertible Debt Investment
Balance as of December 31, 2018	$50,429
Change in fair value of convertible debt investment	3,609
Balance as of March 31, 2019	$54,038
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
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and discount rates, which typically reflect a risk-free rate. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates. The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the three months ended March 31, 2019.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2018	$11,441
Remeasurement of contingent consideration for business acquisitions	(391)
Unrealized loss due to foreign currency translation	79
Balance as of March 31, 2019	$11,129
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
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$245,051	$246,190	$242,617	$242,940
The differences between the $250 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of March 31, 2019 and December 31, 2018, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 8 “Financing Arrangements” for additional information on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended March 31, 2019 and December 31, 2018.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Based on the closing price of our common stock of $47.22 on March 31, 2019, the if-converted value of the Convertible Notes was less than the principal amount.
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values of all other financial instruments not described above reasonably approximate fair market value due to the nature of the financial instruments and the short-term maturity of these items.
12. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$316	$—	$316	$34	$—	$34
Unrealized gain on investment	$3,609	$(952)	$2,657	$2,927	$(761)	$2,166
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(247)	$65	$(182)	$545	$(141)	$404
Reclassification adjustments into earnings	(74)	19	(55)	38	(10)	28
Net unrealized gain (loss)	$(321)	$84	$(237)	$583	$(151)	$432
Other comprehensive income	$3,604	$(868)	$2,736	$3,544	$(912)	$2,632
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2018	$(665)	$16,584	$576	$16,495
Current period change	316	2,657	(237)	2,736
Balance, March 31, 2019	$(349)	$19,241	$339	$19,231
13. Income Taxes
For the three months ended March 31, 2019, our effective tax rate was 29.0% as we recognized income tax expense from continuing operations of $1.4 million on income from continuing operations of $4.7 million. The effective tax rate of 29.0% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to $0.5 million of foreign losses with no tax benefit, which had an unfavorable impact of 2.9% on the effective tax rate; and $0.1 million of additional tax expense related to disallowed executive compensation deductions, which had an unfavorable impact of 1.8% on the effective tax rate. These unfavorable adjustments to our effective tax rate were partially offset by $0.1 million of discrete tax benefit for share-based compensation awards that vested during the first quarter of 2019 and which had a favorable impact of 1.8% on the effective tax rate.
For the three months ended March 31, 2018, our effective tax rate was (14.7)% as we recognized income tax expense from continuing operations of $0.4 million on a loss from continuing operations of $2.8 million. The effective tax rate of (14.7)% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0% primarily due to discrete tax expense for share-based compensation awards that vested during the first quarter of 2018 and which had an unfavorable impact of 43.7% on the effective tax rate.

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
Guarantees
Guarantees in the form of letters of credit totaling $1.6 million were outstanding at both March 31, 2019 and December 31, 2018, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of March 31, 2019 and December 31, 2018, the total estimated fair value of our contingent consideration liabilities was $11.1 million and $11.4 million, respectively.
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
The table below sets forth information about our operating segments for the three months ended March 31, 2019 and 2018, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended March 31,
	2019	2018
Healthcare:
Revenues	$93,682	$89,895
Operating income	$27,851	$24,460
Segment operating income as a percentage of segment revenues	29.7%	27.2%
Business Advisory:
Revenues	$58,806	$55,895
Operating income	$9,581	$8,998
Segment operating income as a percentage of segment revenues	16.3%	16.1%
Education:
Revenues	$51,957	$47,889
Operating income	$12,618	$11,425
Segment operating income as a percentage of segment revenues	24.3%	23.9%
Total Company:
Revenues	$204,445	$193,679
Reimbursable expenses	18,617	17,619
Total revenues and reimbursable expenses	$223,062	$211,298

Segment operating income	$50,050	$44,883
Items not allocated at the segment level:
Other operating expenses	36,578	32,928
Other losses (gains), net	(456)	830
Depreciation and amortization	7,172	8,803
Other expense, net	2,041	5,131
Income (loss) from continuing operations before taxes	$4,715	$(2,809)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$63,584	$21,672	$12,383	$97,639
Time and expense	12,763	35,309	35,358	83,430
Performance-based	11,810	664	—	12,474
Software support, maintenance and subscriptions	5,525	1,161	4,216	10,902
Total	$93,682	$58,806	$51,957	$204,445

Employee Type (1)
Revenue generated by full-time billable consultants	$64,818	$57,094	$46,007	$167,919
Revenue generated by full-time equivalents	28,864	1,712	5,950	36,526
Total	$93,682	$58,806	$51,957	$204,445

Timing of Revenue Recognition
Revenue recognized over time	$91,642	$58,806	$51,711	$202,159
Revenue recognized at a point in time	2,040	—	246	2,286
Total	$93,682	$58,806	$51,957	$204,445

	Three Months Ended March 31, 2018
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$60,269	$22,420	$11,306	$93,995
Time and expense	12,789	31,337	33,442	77,568
Performance-based	10,191	909	—	11,100
Software support, maintenance and subscriptions	6,646	1,229	3,141	11,016
Total	$89,895	$55,895	$47,889	$193,679

Employee Type (1)
Revenue generated by full-time billable consultants	$59,273	$53,416	$41,632	$154,321
Revenue generated by full-time equivalents	30,622	2,479	6,257	39,358
Total	$89,895	$55,895	$47,889	$193,679

Timing of Revenue Recognition
Revenue recognized over time	$88,341	$55,895	$46,585	$190,821
Revenue recognized at a point in time	1,554	—	1,304	2,858
Total	$89,895	$55,895	$47,889	$193,679

(1)
Full-time billable consultants consist of our full-time professionals who provide consulting services to our clients and are billable to our clients based on the number of hours worked. Full-time equivalent professionals consist of leadership coaches and their support staff within our Studer Group solution, consultants who work variable schedules as needed by our clients, and full-time employees who provide software support and maintenance services to our clients.

At March 31, 2019 and December 31, 2018, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the three months ended March 31, 2019 and 2018, no single client generated greater than 10% of our consolidated revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” “guidance,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
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
Fixed-fee engagements represented 47.8% and 48.5% of our revenues for the three months ended March 31, 2019 and 2018, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Studer Group solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 40.8% and 40.1% of our revenues for the three months ended March 31, 2019 and 2018, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our fixed-fee or time-and-expense engagements. We recognize revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Performance-based fee revenues represented 6.1% and 5.7% of our revenues for the three months ended March 31, 2019 and 2018, respectively. The level of performance-based fees earned may vary based on our clients' risk sharing preferences and the mix of services we provide.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are billed in advance and included in deferred revenues until recognized. Software support, maintenance and subscription revenues represented 5.3% and 5.7% of our revenues for the three months ended March 31, 2019 and 2018, respectively.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2019	2018
Healthcare:
Revenues	$93,682	$89,895
Operating income	$27,851	$24,460
Segment operating income as a percentage of segment revenues	29.7%	27.2%
Business Advisory:
Revenues	$58,806	$55,895
Operating income	$9,581	$8,998
Segment operating income as a percentage of segment revenues	16.3%	16.1%
Education:
Revenues	$51,957	$47,889
Operating income	$12,618	$11,425
Segment operating income as a percentage of segment revenues	24.3%	23.9%
Total Company:
Revenues	$204,445	$193,679
Reimbursable expenses	18,617	17,619
Total revenues and reimbursable expenses	$223,062	$211,298
Statements of Operations reconciliation:
Segment operating income	$50,050	$44,883
Items not allocated at the segment level:
Other operating expenses	36,578	32,928
Other losses (gains), net	(456)	830
Depreciation and amortization	7,172	8,803
Operating income	6,756	2,322
Other expense, net	(2,041)	(5,131)
Income (loss) from continuing operations before taxes	4,715	(2,809)
Income tax expense	1,365	413
Net income (loss) from continuing operations	$3,350	$(3,222)
Earnings (loss) per share from continuing operations:
Basic	$0.15	$(0.15)
Diluted	$0.15	$(0.15)

	Three Months Ended March 31,
Other Operating Data:	2019	2018
Number of full-time billable consultants (at period end) (1):
Healthcare	836	792
Business Advisory	864	783
Education	649	568
Total	2,349	2,143
Average number of full-time billable consultants (for the period) (1):
Healthcare	819	780
Business Advisory	839	784
Education	631	562
Total	2,289	2,126
Full-time billable consultant utilization rate (2):
Healthcare	78.6%	81.3%
Business Advisory	73.1%	69.1%
Education	76.4%	75.0%
Total	75.9%	75.1%
Full-time billable consultant average billing rate per hour (3):
Healthcare	$224	$202
Business Advisory (4)	$200	$209
Education	$204	$207
Total (4)	$210	$206
Revenue per full-time billable consultant (in thousands):
Healthcare	$79	$76
Business Advisory	$68	$68
Education	$73	$74
Total	$73	$73
Average number of full-time equivalents (for the period) (5):
Healthcare	223	208
Business Advisory	8	16
Education	36	40
Total	267	264
Revenue per full-time equivalent (in thousands):
Healthcare	$129	$148
Business Advisory	$206	$153
Education	$166	$155
Total	$137	$149

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

(5)
Consists of leadership coaches and their support staff within the Studer Group solution, consultants who work variable schedules as needed by our clients, and full-time employees who provide software support and maintenance services to our clients.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Revenues	$204,445	$193,679
Net income (loss) from continuing operations	$3,350	$(3,222)
Add back:
Income tax expense	1,365	413
Interest expense, net of interest income	4,258	4,986
Depreciation and amortization	8,289	10,021
Earnings before interest, taxes, depreciation and amortization (EBITDA)	17,262	12,198
Add back:
Restructuring charges	1,275	712
Other losses (gains), net	(456)	830
Foreign currency transaction gains, net	(82)	(53)
Adjusted EBITDA	$17,999	$13,687
Adjusted EBITDA as a percentage of revenues	8.8%	7.1%

	Three Months Ended March 31,
	2019	2018
Net income (loss) from continuing operations	$3,350	$(3,222)
Weighted average shares - diluted	22,311	21,592
Diluted earnings (loss) per share from continuing operations	$0.15	$(0.15)
Add back:
Amortization of intangible assets	4,517	6,303
Restructuring charges	1,275	712
Other losses (gains), net	(456)	830
Non-cash interest on convertible notes	2,120	2,021
Tax effect	(1,953)	(2,565)
Tax expense related to the enactment of Tax Cut and Jobs Act of 2017	—	132
Total adjustments, net of tax	5,503	7,433
Adjusted net income from continuing operations	$8,853	$4,211
Adjusted weighted average shares - diluted	22,311	21,813
Adjusted diluted earnings per share from continuing operations	$0.40	$0.19

These non-GAAP financial measures include adjustments for the following items:
Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from the calculation of adjusted net income from continuing operations presented above. Amortization of intangible assets is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.
Restructuring charges: We have incurred charges due to the restructuring of various parts of our business. These restructuring charges have primarily consisted of costs associated with office space consolidations, including lease impairment charges and accelerated depreciation on lease-related property and equipment, and severance charges. We have excluded the effect of the restructuring charges from our non-GAAP measures because the amount of each restructuring charge is significantly affected by the timing and size of the restructured business or component of a business.
Other losses (gains), net: We have excluded the effects of other losses (gains), net which primarily consist of remeasurement losses (gains) related to contingent acquisition liabilities to permit comparability with periods that were not impacted by these items.
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
Foreign currency transaction gains, net: We have excluded the effect of foreign currency transaction losses and gains from the calculation of adjusted EBITDA because the amount of each loss or gain is significantly affected by timing and changes in foreign exchange rates.
Tax effect: The non-GAAP income tax adjustment reflects the incremental tax impact applicable to the non-GAAP adjustments.
Tax expense related to the enactment of Tax Cuts and Jobs Act of 2017 ("2017 Tax Reform"): We have excluded the impact of the 2017 Tax Reform, which was enacted in the fourth quarter of 2017. In the first quarter of 2018, we recorded an adjustment to our estimated one-time income tax expense related to the transition tax on accumulated foreign earnings. The exclusion of the 2017 Tax Reform impact permits comparability with periods that were not impacted by this item.
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
Adjusted weighted average shares - diluted: As we reported a net loss for the three months ended March 31, 2018, GAAP diluted weighted average shares outstanding equals the basic weighted average shares outstanding for that period. For the three months ended March 31, 2018, the non-GAAP adjustments described above resulted in adjusted net income from continuing operations. Therefore, we included the dilutive common stock equivalents in the calculation of adjusted diluted weighted average shares outstanding for that period.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenues
Revenues increased $10.8 million, or 5.6%, to $204.4 million for the first three months of 2019 from $193.7 million for the first three months of 2018. Of the overall $10.8 million increase in revenues, $13.6 million was attributable to an increase in revenues from our full-time billable consultants, partially offset by a $2.8 million decrease in revenues attributable to our full-time equivalents. The increase in full-time billable consultant revenues was attributable to strengthened demand for services in all of our segments, as discussed below in Segment Results; and reflected increases in the average number of full-time billable consultants, the consultant utilization rate, and the average billing rate during the first three months of 2019 compared to the same prior year period. The decrease in full-time equivalent revenues was attributable to decreases in full-time equivalent revenues in all of our segments, as discussed below in Segment Results; and reflected an overall decrease in revenue per full-time equivalent, partially offset by an overall increase in the average number of full-time equivalents.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $4.9 million, or 3.7%, to $138.9 million for the three months ended March 31, 2019, from $134.0 million for the three months ended March 31, 2018. The overall $4.9 million increase primarily related to a $3.1 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in our Education and Business Advisory segments, and a $1.2 million increase in performance bonus expense for our revenue-generating professionals. As a percentage of revenues, our total direct costs decreased to 67.9% during the first three months of 2019 compared to 69.2% during the first three months of 2018 primarily due to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and a decrease in contractor expenses. These decreases to direct costs as a percentage of revenues were partially offset by increases in signing, retention and other bonus expense for our revenue-generating professionals and project costs, as percentages of revenues, for the first three months of 2019 compared to the same prior year period.
Total direct costs for the three months ended March 31, 2019 included $1.1 million of amortization expense for internal software development costs and intangible assets, compared to $1.2 million of amortization expense for the same prior year period. The $0.1 million decrease in amortization expense was primarily attributable to certain intangible assets acquired in our Studer Group acquisition which were fully amortized, largely offset by an increase in amortization for internal software development costs. Intangible asset amortization included within direct costs primarily relates to technology and software, certain customer relationships, publishing content and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses increased $3.7 million, or 7.8%, to $50.7 million in the three months ended March 31, 2019, from $47.1 million in the three months ended March 31, 2018. The overall $3.7 million increase was primarily related to a $3.3 million increase in salaries and related expenses for our support personnel, a $0.5 million increase in computer and related equipment expenses, and a $0.4 million increase in share-based compensation expense for our support personnel. These increases were partially offset by a $0.3 million decrease in accounting, tax and audit fees. As a percentage of revenues, selling, general and administrative expenses increased to 24.8% during the first three months of 2019 compared to 24.3% during the first three months of 2018, primarily due to the increase in salaries and related expenses for our support personnel, as a percentage of revenues.
Restructuring charges for the first three months of 2019 totaled $1.3 million, compared to $0.7 million for the first three months of 2018. During the first quarter of 2019, we exited a portion of our Lake Oswego, Oregon corporate office resulting in a $0.7 million lease impairment charge on the related operating lease right-of-use ("ROU") asset and leasehold improvements and $0.2 million of accelerated depreciation on related furniture and fixtures. The lease impairment charge was recognized in accordance with ASC 842, Leases, which we adopted on a modified retrospective basis on January 1, 2019. See Note 2 "Basis of Presentation and Significant Accounting Policies" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 842. See Note 5 "Leases" within the notes to our consolidated financial statements for additional information on the long-lived asset impairment test performed in the first quarter of 2019. Additionally, we recognized a $0.2 million restructuring charge in the first quarter of 2019 related to workforce reductions in our corporate operations. The $0.7 million restructuring charge incurred in the first three months of 2018 primarily related to updated lease assumptions for our San Francisco office vacated in the second quarter of 2017, which was accounted for in accordance with ASC 840, Leases. See Note 9 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Other losses (gains), net totaled a gain of $0.5 million for the three months ended March 31, 2019, which primarily consisted of a $0.4 million remeasurement gain to decrease the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions. Other losses (gains), net totaled a loss of $0.8 million for the three months ended March 31, 2018, which represented increases in the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense decreased by $1.6 million to $7.2 million in the three months ended March 31, 2019, from $8.8 million in the three months ended March 31, 2018. The decrease was primarily attributable to decreasing amortization expense of the trade name and customer relationships acquired in our Studer Group acquisition as well as certain customer relationships acquired in other business acquisitions, due to the accelerated basis of amortization in prior periods. Intangible asset amortization included within operating expenses primarily relates to certain customer relationships, trade names and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Income
Operating income increased $4.4 million to $6.8 million in the first three months of 2019 from $2.3 million in the first three months of 2018. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 3.3% for the three months ended March 31, 2019, compared to 1.2% for the three months ended March 31, 2018. The increase in operating margin was primarily attributable to the revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, the decrease in intangible asset amortization expense, and the remeasurement gain recognized in the first quarter of 2019 related to our liabilities for contingent consideration compared to the remeasurement loss recognized in the first quarter of 2018. These increases to the operating margin were partially offset by the increase in salaries and related expenses for our support personnel, as a percentage of revenues, during the first three months of 2019 compared to the same prior year period.

Other Expense, Net
Total other expense, net decreased by $3.1 million to $2.0 million in the first three months of 2019 from $5.1 million in the first three months of 2018. The decrease in total other expense, net was primarily attributable to a $2.1 million gain in the market value of our investments that are used to fund our deferred compensation liability compared to a $0.2 million loss in the same prior year period, and a $0.7 million decrease in interest expense, net of interest income in the first quarter of 2019 compared to the first quarter of 2018. The decrease in interest expense was due to lower levels of borrowing under our credit facility during the first three months of 2019 compared to the same prior year period, partially offset by higher interest rates during the first three months of 2019 compared to the same prior year period.
Income Tax Expense
For the three months ended March 31, 2019, our effective tax rate was 29.0% as we recognized income tax expense from continuing operations of $1.4 million on income from continuing operations of $4.7 million. The effective tax rate of 29.0% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to $0.5 million of foreign losses with no tax benefit, which had an unfavorable impact of 2.9% on the effective tax rate; and $0.1 million of additional tax expense related to disallowed executive compensation deductions, which had an unfavorable impact of 1.8% on the effective tax rate. These unfavorable adjustments to our effective tax rate were partially offset by $0.1 million of discrete tax benefit for share-based compensation awards that vested during the first quarter of 2019 and which had a favorable impact of 1.8% on the effective tax rate.
For the three months ended March 31, 2018, our effective tax rate was (14.7)% as we recognized income tax expense from continuing operations of $0.4 million on a loss from continuing operations of $2.8 million. The effective tax rate of (14.7)% was less favorable than the statutory rate inclusive of state income taxes, of 26.0% primarily due to discrete tax expense for share-based compensation awards that vested during the quarter and which had an unfavorable impact of 43.7% on the effective tax rate.
Net Income (Loss) from Continuing Operations
Net income from continuing operations increased by $6.6 million to $3.4 million for the three months ended March 31, 2019, from a net loss from continuing operations of $3.2 million for the same prior year period. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first three months of 2019 was $0.15 compared to diluted loss per share from continuing operations of $0.15 for the first three months of 2018.
EBITDA and Adjusted EBITDA
EBITDA increased $5.1 million to $17.3 million for the three months ended March 31, 2019, from $12.2 million for the three months ended March 31, 2018. Adjusted EBITDA increased $4.3 million to $18.0 million in the first three months of 2019 from $13.7 million in the first three months of 2018. The increases in EBITDA and adjusted EBITDA were primarily attributable to the increase in revenues, partially offset by the increases in salaries and related expenses for both our support personnel and our revenue-generating professionals and performance bonus expense for our revenue-generating professionals.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $4.6 million to $8.9 million in the first three months of 2019 compared to $4.2 million in the first three months of 2018. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for the first three months of 2019 was $0.40 compared to $0.19 for the first three months of 2018.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $3.8 million, or 4.2%, to $93.7 million for the first three months of 2019 from $89.9 million for the first three months of 2018.
During the three months ended March 31, 2019, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 67.9%, 13.6%, 12.6%, and 5.9% of this segment’s revenues, respectively, compared to 67.0%, 14.2%, 11.4%, and 7.4% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $11.8 million during the first three months of 2019, compared to $10.2 million during the first three months of 2018. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $3.8 million increase in revenues, $5.5 million was attributable to an increase in revenues from our full-time billable consultants, partially offset by a $1.8 million decrease in revenues attributable to our full-time equivalents. The increase in revenues attributable to our full-time billable consultants reflected increases in the average billing rate and the average number of full-time billable consultants, partially offset by a decrease in the consultant utilization rate. The decrease in revenues attributable to our full-time equivalents reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents.
Operating Income
Healthcare segment operating income increased $3.4 million, or 13.9%, to $27.9 million for the three months ended March 31, 2019, from $24.5 million for the three months ended March 31, 2018. The Healthcare segment operating margin increased to 29.7% for the first three months of 2019 from 27.2% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in salaries and related expenses for our revenue-generating professionals, which included an increase in capitalization of salaries and related expenses related to internal software development projects, and contractor expense; partially offset by increases in salaries and related expenses for our support personnel, practice administration and meetings expense and project costs, all as percentages of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $2.9 million, or 5.2%, to $58.8 million for the first three months of 2019 from $55.9 million for the first three months of 2018.
During the first three months of 2019, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 36.9%, 60.0%, 1.1%, and 2.0% of this segment’s revenues, respectively, compared to 40.1%, 56.1%, 1.6%, and 2.2% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $0.7 million for the first three months of 2019, compared to $0.9 million for the first three months of 2018. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $2.9 million increase in revenues, $3.7 million was attributable to an increase in revenues from our full-time billable consultants, partially offset by a $0.8 million decrease in revenues attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants was primarily driven by increases in the consultant utilization rate and the average number of full-time billable consultants, partially offset by a decrease in the average billing rate. The decrease in revenues from our full-time equivalents was driven by a decreased use of contractors and our part-time project consultants; and reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the first three months of 2019 compared to the same prior year period.
Operating Income
Business Advisory segment operating income increased by $0.6 million, or 6.5%, to $9.6 million for the three months ended March 31, 2019, from $9.0 million for the three months ended March 31, 2018. The Business Advisory segment operating margin increased to 16.3% for the first three months of 2019 from 16.1% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced increases in salaries and related expenses and performance bonus expense for our revenue-generating professionals. These increases to the segment's operating margin were largely offset by increases in signing, retention and other bonus expense and share-based compensation expense for our revenue generating professionals, both as percentages of revenues.
Education
Revenues
Education segment revenues increased $4.1 million, or 8.5%, to $52.0 million for the first three months of 2019 from $47.9 million for the first three months of 2018.
For the three months ended March 31, 2019, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 23.8%, 68.1%, and 8.1% of this segment’s revenues, respectively, compared to 23.6%, 69.8%, and 6.6% of this segment's revenues, respectively, during the same prior year period.
Of the overall $4.1 million increase in revenues, $4.4 million was attributable to an increase in revenues from to our full-time billable consultants, partially offset by a $0.3 million decrease in revenues attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants reflected increases in the average number of full-time billable consultants and the consultant utilization rate, partially offset by a decrease in the average billing rate. The decrease in revenues from our full-time equivalents was driven by a decreased use of our part-time project consultants; and reflected decreases in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the first three months of 2019 compared to the same prior year period.

Operating Income
Education segment operating income increased $1.2 million, or 10.4%, to $12.6 million for the three months ended March 31, 2019, from $11.4 million for the three months ended March 31, 2018. The Education segment operating margin increased to 24.3% for the first three months of 2019 from 23.9% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in practice administration and meetings expense, revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, and decreases in technology expense and salaries and related expenses for our support personnel, as percentages of revenues. These increases to the segment's operating margin were partially offset by increases in performance bonus expense for our revenue-generating professionals, contractor expenses, and promotion and marketing expenses, all as percentages of revenue.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $24.6 million to $8.5 million at March 31, 2019 from $33.1 million at December 31, 2018. As of March 31, 2019, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2019	2018
Net cash used in operating activities	$(38,289)	$(36,263)
Net cash used in investing activities	(8,087)	(3,767)
Net cash provided by financing activities	21,722	29,541
Effect of exchange rate changes on cash	73	16
Net decrease in cash and cash equivalents	$(24,581)	$(10,473)
Operating Activities
Net cash used in operating activities totaled $38.3 million and $36.3 million for the three months ended March 31, 2019 and 2018, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The increase in cash used in operating activities for the first three months of 2019 compared to the same prior year period was primarily attributable to an increase in the amount paid for annual performance bonuses during the first quarter of 2019 compared to the first quarter of 2018, largely offset by an increase in cash collections from clients.
Investing Activities
Net cash used in investing activities was $8.1 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively.
The use of cash in the first three months of 2019 primarily consisted of $3.6 million for contributions to our life insurance policies which fund our deferred compensation plan; $2.3 million for purchases of property and equipment, primarily related to purchases of computers and related equipment; and $2.1 million for payments related to internally developed software.
The use of cash in the first three months of 2018 primarily consisted of $1.5 million for contributions to our life insurance policies which fund our deferred compensation plan; $1.4 million for purchases of property and equipment, primarily related to purchases of computers and related equipment; and $0.7 million for payments related to internally developed software.
We estimate that cash utilized for purchases of property and equipment and software development in 2019 will be approximately $15 million to $20 million, primarily consisting of information technology related equipment to support our corporate infrastructure, leasehold improvements for certain office locations, and software development costs.
Financing Activities
Net cash provided by financing activities was $21.7 million for the three months ended March 31, 2019. During the first three months of 2019, we borrowed $40.5 million under our credit facility, primarily to fund our annual performance bonus payment, and made repayments on our credit facility of $14.5 million.
Net cash provided by financing activities was $29.5 million for the three months ended March 31, 2018. During the first three months of 2018, we borrowed $91.5 million under our credit facility, primarily to fund our annual performance bonus payment, and made repayments on our credit facility of $58.0 million.

Share Repurchase Program
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2019 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased in the first three months of 2019 or 2018. As of March 31, 2019, $35.1 million remains available for share repurchases.
Financing Arrangements
At March 31, 2019, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding, $76.0 million outstanding under our senior secured credit facility, and $4.2 million outstanding under a promissory note, as discussed below.
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
The carrying amount of our Convertible Notes as of March 31, 2019 and December 31, 2018, was $245.1 million and $242.6 million, respectively, which represented the $250.0 million principal amount net of unamortized debt discount and issuance costs. The carrying amount of our Convertible Notes is included in current maturities of long-term debt on the consolidated balance sheet.
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

The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.50 to 1.00 to 4.00 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At March 31, 2019, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.99 to 1.00 and a Consolidated Interest Coverage Ratio of 12.08 to 1.00.
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
Borrowings outstanding under the Amended Credit Agreement at March 31, 2019 totaled $76.0 million. These borrowings carried a weighted average interest rate of 4.5%, including the impact of the interest rate swap in effect as of March 31, 2019 and described in Note 10 “Derivative Instrument and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2018 were $50.0 million and carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap described in Note 10 “Derivative Instrument and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2019, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities. As of March 31, 2019, the unused borrowing capacity under the revolving credit facility was $422.4 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At March 31, 2019, the outstanding principal amount of the promissory note was $4.2 million, and the aircraft had a carrying amount of $5.6 million. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million, and the aircraft had a carrying amount of $5.8 million.
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
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our contractual obligations since December 31, 2018. See Note 2 "Basis of Presentation and Significant Accounting Policies" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for information on our adoption of ASC 842, Leases. See Note 5 "Leases" within the notes to our consolidated financial statements for information on our future lease payments and a reconciliation of those lease payments to our operating lease liabilities recorded on our consolidated balance sheet.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies during the first three months of 2019.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 “New Accounting Pronouncements” within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $245.1 million as of March 31, 2019, which represents the liability component of the $250.0 million principal balance. The estimated fair value of our Convertible Notes at March 31, 2019 was $246.2 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended March 31, 2019, which was $98.476 per $100 principal amount. At December 31, 2018, the carrying value of our Convertible Notes was $242.6 million, and the estimated fair value of our Convertible Notes was $242.9 million, which was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the year ended December 31, 2018, which was $97.176 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At March 31, 2019, we had borrowings outstanding under the credit facility totaling $76.0 million that carried a weighted average interest rate of 4.5%, including the impact of the interest rate swap described below. A hypothetical 100 basis point change in this interest rate would have a $0.3 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap. At December 31, 2018, we had borrowings outstanding under the credit facility totaling $50.0 million that carried a weighted average interest rate of 3.7% including the impact of the interest rate swap described below. As of December 31, 2018, these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swap, which had a notional amount of $50.0 million. As our variable rate borrowings were fully hedged as of December 31, 2018, a change in the interest rate would have had no impact on our consolidated financial statements.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At March 31, 2019, the outstanding principal amount of the promissory note was $4.2 million and carried an interest rate of 4.5%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million and carried an interest rate of 4.3%. A hypothetical 100 basis point change in the interest rate as of December 31, 2018 would not have had a material effect on our pretax income.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of March 31, 2019, the fair value of the investment was $54.0 million, with a total cost basis of $27.9 million. At December 31, 2018, the fair value of the investment was $50.4 million, with a total cost basis of $27.9 million.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 27, 2019, for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2019, we reacquired 94,500 shares of common stock with a weighted average fair market value of $46.40 as a result of such tax withholdings.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $125 million of our common stock, which expires on October 31, 2019 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements. The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1, 2019 - January 31, 2019	7,745	$51.31	—	$35,143,546
February 1, 2019 - February 28, 2019	—	$—	—	$35,143,546
March 1, 2019 - March 31, 2019	86,755	$45.96	—	$35,143,546
Total	94,500	$46.40	—

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

Huron Consulting Group Inc.
(Registrant)

Date:	April 30, 2019	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer