Form 10-Q
period 2019-06-30
Huron Consulting Group Inc.
filed 2019-07-31
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(Zip Code)
(312) 583-8700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HURN	NASDAQ Global Select Market
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
As of July 23, 2019, 22,924,170 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,177	$33,107
Receivables from clients, net	116,665	109,677
Unbilled services, net	91,751	69,613
Income tax receivable	846	6,612
Prepaid expenses and other current assets	14,766	13,922
Total current assets	233,205	232,931
Property and equipment, net	40,189	40,374
Deferred income taxes, net	1,094	2,153
Long-term investment	59,357	50,429
Operating lease right-of-use assets	55,045	—
Other non-current assets	41,482	30,525
Intangible assets, net	39,037	47,857
Goodwill	645,266	645,263
Total assets	$1,114,675	$1,049,532
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,456	$10,020
Accrued expenses and other current liabilities	20,663	17,207
Accrued payroll and related benefits	78,619	109,825
Accrued contingent consideration for business acquisitions	535	9,991
Current maturities of long-term debt	248,034	243,132
Current maturities of operating lease liabilities	10,536	—
Deferred revenues	27,575	28,130
Total current liabilities	395,418	418,305
Non-current liabilities:
Deferred compensation and other liabilities	27,367	20,875
Accrued contingent consideration for business acquisitions, net of current portion	95	1,450
Long-term debt, net of current portion	59,590	53,853
Operating lease liabilities, net of current portion	62,130	—
Deferred lease incentives	—	13,693
Deferred income taxes, net	1,714	732
Total non-current liabilities	150,896	90,603
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,316,458 and 25,114,739 shares issued at June 30, 2019 and December 31, 2018, respectively	247	244
Treasury stock, at cost, 2,399,279 and 2,568,288 shares at June 30, 2019 and December 31, 2018, respectively	(127,133)	(124,794)
Additional paid-in capital	463,190	452,573
Retained earnings	209,882	196,106
Accumulated other comprehensive income	22,175	16,495
Total stockholders’ equity	568,361	540,624
Total liabilities and stockholders’ equity	$1,114,675	$1,049,532
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues and reimbursable expenses:
Revenues	$220,754	$197,544	$425,199	$391,223
Reimbursable expenses	23,534	20,733	42,151	38,352
Total revenues and reimbursable expenses	244,288	218,277	467,350	429,575
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	141,628	127,574	279,408	260,360
Amortization of intangible assets and software development costs	1,171	968	2,288	2,186
Reimbursable expenses	23,657	20,915	42,326	38,464
Total direct costs and reimbursable expenses	166,456	149,457	324,022	301,010
Operating expenses and other gains, net
Selling, general and administrative expenses	52,537	45,488	103,286	92,566
Restructuring charges	754	1,984	2,029	2,696
Litigation and other gains, net	(485)	(6,707)	(941)	(5,877)
Depreciation and amortization	7,151	8,917	14,323	17,720
Total operating expenses and other gains, net	59,957	49,682	118,697	107,105
Operating income	17,875	19,138	24,631	21,460
Other income (expense), net:
Interest expense, net of interest income	(4,524)	(5,022)	(8,782)	(10,008)
Other income (expense), net	695	(5,693)	2,912	(5,838)
Total other expense, net	(3,829)	(10,715)	(5,870)	(15,846)
Income from continuing operations before taxes	14,046	8,423	18,761	5,614
Income tax expense	3,477	2,561	4,842	2,974
Net income from continuing operations	10,569	5,862	13,919	2,640
Loss from discontinued operations, net of tax	(97)	(490)	(143)	(532)
Net income	$10,472	$5,372	$13,776	$2,108
Net earnings per basic share:
Net income from continuing operations	$0.48	$0.27	$0.63	$0.12
Loss from discontinued operations, net of tax	—	(0.02)	—	(0.02)
Net income	$0.48	$0.25	$0.63	$0.10
Net earnings per diluted share:
Net income from continuing operations	$0.47	$0.27	$0.62	$0.12
Loss from discontinued operations, net of tax	—	(0.02)	—	(0.02)
Net income	$0.47	$0.25	$0.62	$0.10
Weighted average shares used in calculating earnings per share:
Basic	21,997	21,709	21,933	21,651
Diluted	22,400	21,918	22,356	21,866
Comprehensive income:
Net income	$10,472	$5,372	$13,776	$2,108
Foreign currency translation adjustments, net of tax	(359)	(954)	(43)	(920)
Unrealized gain on investment, net of tax	3,915	3,159	6,572	5,325
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(612)	183	(849)	615
Other comprehensive income	2,944	2,388	5,680	5,020
Comprehensive income	$13,416	$7,760	$19,456	$7,128
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	24,682,802	$247	(2,738,850)	$(126,983)	$457,748	$199,410	$19,231	$549,653
Comprehensive income						10,472	2,944	13,416
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	18,391	—	(2,438)	(75)	75			—
Exercise of stock options	10,000	—			234			234
Share-based compensation					5,133			5,133
Shares redeemed for employee tax withholdings			(1,538)	(75)				(75)
Balance at June 30, 2019	24,711,193	$247	(2,742,826)	$(127,133)	$463,190	$209,882	$22,175	$568,361

Balance at March 31, 2018	24,307,368	$243	(2,632,790)	$(123,235)	$438,325	$179,135	$13,002	$507,470
Comprehensive income						5,372	2,388	7,760
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	7,934	—	(82)	56	(56)			—
Exercise of stock options	10,000	1			234			235
Share-based compensation					3,310			3,310
Shares redeemed for employee tax withholdings			(883)	(36)				(36)
Balance at June 30, 2018	24,325,302	$244	(2,633,755)	$(123,215)	$441,813	$184,507	$15,390	$518,739

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	24,418,252	$244	(2,671,962)	$(124,794)	$452,573	$196,106	$16,495	$540,624
Comprehensive income						13,776	5,680	19,456
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	272,941	3	25,174	2,121	(2,124)			—
Exercise of stock options	20,000	—			468			468
Share-based compensation					12,273			12,273
Shares redeemed for employee tax withholdings			(96,038)	(4,460)				(4,460)
Balance at June 30, 2019	24,711,193	$247	(2,742,826)	$(127,133)	$463,190	$209,882	$22,175	$568,361

Balance at December 31, 2017	24,098,822	$241	(2,591,135)	$(121,994)	$434,256	$180,443	$10,370	$503,316
Comprehensive income						2,108	5,020	7,128
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	206,480	2	34,095	1,499	(1,501)			—
Exercise of stock options	20,000	1			468			469
Share-based compensation					8,590			8,590
Shares redeemed for employee tax withholdings			(76,715)	(2,720)				(2,720)
Cumulative-effect adjustment from adoption of ASC 606						1,956		1,956
Balance at June 30, 2018	24,325,302	$244	(2,633,755)	$(123,215)	$441,813	$184,507	$15,390	$518,739
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$13,776	$2,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,682	20,394
Lease impairment charge	805	—
Share-based compensation	11,483	9,117
Amortization of debt discount and issuance costs	5,264	5,155
Allowances for doubtful accounts and unbilled services	170	390
Loss on sale of business	—	5,831
Change in fair value of contingent consideration liabilities	(876)	(3,350)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	(6,984)	(5,384)
(Increase) decrease in unbilled services, net	(22,105)	(19,693)
(Increase) decrease in current income tax receivable / payable, net	6,486	600
(Increase) decrease in other assets	(4,743)	(4,140)
Increase (decrease) in accounts payable and other liabilities	(133)	(996)
Increase (decrease) in accrued payroll and related benefits	(30,462)	(4,736)
Increase (decrease) in deferred revenues	(570)	1,617
Net cash provided by (used in) operating activities	(6,207)	6,913
Cash flows from investing activities:
Purchases of property and equipment, net	(6,384)	(5,131)
Investment in life insurance policies	(4,087)	(1,689)
Purchases of businesses, net of cash acquired	—	(215)
Capitalization of internally developed software costs	(4,409)	(2,149)
Proceeds from note receivable	—	1,040
Divestiture of business	—	(1,862)
Net cash used in investing activities	(14,880)	(10,006)
Cash flows from financing activities:
Proceeds from exercise of stock options	469	469
Shares redeemed for employee tax withholdings	(4,460)	(2,720)
Proceeds from borrowings under credit facility	87,500	139,300
Repayments of debt	(81,756)	(134,049)
Payments for debt issuance costs	—	(1,385)
Payments of contingent consideration liabilities	(4,674)	(4,906)
Net cash used in financing activities	(2,921)	(3,291)
Effect of exchange rate changes on cash	78	(73)
Net decrease in cash and cash equivalents	(23,930)	(6,457)
Cash and cash equivalents at beginning of the period	33,107	16,909
Cash and cash equivalents at end of the period	$9,177	$10,452
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable and accrued expenses	$3,842	$1,483
Contingent consideration related to business acquisition	$—	$212
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2019 and 2018. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2019. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
On January 1, 2019, we adopted Accounting Standard Update ("ASU") 2016-02, Leases. Below is an update to our lease accounting policy as a result of the adoption. Refer to Note 3 "New Accounting Pronouncements" for additional information on the adoption of ASU 2016-02.
Leases
We determine if an arrangement contains a lease and the classification of such lease at inception. As of June 30, 2019, all of our material leases are classified as operating leases; we have not entered into any material finance leases. For all operating leases with an initial term greater than 12 months, we recognize an operating lease right-of-use ("ROU") asset and operating lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Operating lease ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date and provided by the administrative agent for our senior secured credit facility, in determining the present value of lease payments. Operating lease ROU assets exclude lease incentives.
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
Operating lease expense is recognized on a straight-line basis over the lease term and recorded within selling, general and administrative expenses on our consolidated statement of operations. In accordance with our accounting policy for impairment of long-lived assets, operating lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. We evaluate the recoverability of the asset group based on forecasted undiscounted cash flows. See Note 5 "Leases" for additional information on our leases, including the lease impairment charges recorded in the first six months of 2019.
3. New Accounting Pronouncements
Recently Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, as a new Topic, ASC 842, which superseded ASC Topic 840, Leases, and sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized using an effective interest rate method or on a straight-line basis over the term of the lease. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the adoption date. We adopted ASC 842 effective January 1, 2019 on a modified retrospective basis for existing leases using the transition method allowed by ASU 2018-11, which had no impact on our consolidated financial statements in the prior periods presented. The new lease standard had a material impact on our consolidated balance sheet upon adoption but did not impact our consolidated statement of operations. The most significant impact to our consolidated balance sheet is the recognition of ROU assets and lease liabilities for operating leases. The impact of the new lease standard on our consolidated balance sheet upon adoption follows:

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
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2019.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2018:
Goodwill	$636,810	$301,700	$102,829	$1,041,339
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2018	428,729	113,705	102,829	645,263
Foreign currency translation	—	3	—	3
Goodwill, net as of June 30, 2019	$428,729	$113,708	$102,829	$645,266

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible Assets
Intangible assets as of June 30, 2019 and December 31, 2018 consisted of the following:

		As of June 30, 2019		As of December 31, 2018
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 13	$91,968	$60,482	$98,235	$60,462
Trade names	5 to 6	28,930	24,537	28,930	23,181
Technology and software	3 to 5	5,694	3,581	5,694	2,842
Non-competition agreements	3 to 5	2,540	1,495	3,650	2,241
Favorable lease contract	3	—	—	720	646
Total		$129,132	$90,095	$137,229	$89,372

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Customer relationships, as well as certain trade names and technology and software, are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the assets. All other intangible assets with finite lives are amortized on a straight-line basis.
Intangible asset amortization expense was $4.3 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively; and $8.8 million and $12.3 million for the six months ended June 30, 2019 and 2018, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2019 and each of the five succeeding years for the intangible assets recorded as of June 30, 2019.

Year Ending December 31,	Estimated Amortization Expense
2019	$17,206
2020	$12,083
2021	$8,064
2022	$6,090
2023	$3,512
2024	$741
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Leases
We lease office space, data centers and certain equipment under operating leases expiring on various dates through 2028, with various renewal options that can extend the lease terms by one to ten years. Our operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes and insurance. We exclude these variable payments from the measurements of our lease liabilities and expense them as incurred. Additionally, certain leases require payments for operating expenses applicable to the property. We account for these nonlease components separately from the lease components. No lease agreements contain any residual value guarantees or material restrictive covenants. As of June 30, 2019, we have not entered into any material finance leases. We sublease certain office spaces to third parties resulting from restructuring activities in certain locations.
Operating lease right-of-use ("ROU") assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. First, we test the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease and nonlease payments under the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, we perform the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, we rely on a discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate. During the first six

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

months of 2019, we recorded $0.8 million of lease impairment charges for office spaces vacated in the first six months of 2019, of which $0.6 million was allocated to the operating lease ROU assets and $0.2 million was allocated to the leasehold improvements based on their relative carrying amounts. The $0.8 million lease impairment charge was recognized in restructuring charges on our consolidated statement of operations. See Note 9 "Restructuring Charges" for additional information on our restructuring activities.
Additional information on our operating leases as of June 30, 2019 follows.

Balance Sheet	June 30, 2019
Operating lease right-of-use assets	$55,045

Current maturities of operating lease liabilities	$10,536
Operating lease liabilities, net of current portion	62,130
Total lease liabilities	$72,666

Lease Cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3,055	$6,055
Short-term leases (1)	128	175
Variable lease costs	301	675
Sublease income	(618)	(1,235)
Net lease cost (2)(3)(4)	$2,866	$5,670

(1)	Includes variable lease costs related to short-term leases.

(2)
Net lease cost includes $0.2 million for both the three and six months ended June 30, 2019 recorded as restructuring charges as they relate to vacated office spaces. See Note 9 "Restructuring Charges" for additional information on our vacated office spaces.

(3)	Net lease cost includes $0.1 million for both the three and six months ended June 30, 2019 related to vacated office spaces directly related to discontinued operations.

(4)	Rent expense, including operating expenses, real estate taxes and insurance, recorded under ASC 840 for the three and six months ended June 30, 2018 was $3.7 million and $7.6 million, respectively.
The table below summarizes the remaining expected lease payments under our operating leases as of June 30, 2019 and December 31, 2018.

Future Lease Payments	June 30, 2019	December 31, 2018 (1, 2)
2019	$6,851	$13,701
2020	13,606	12,724
2021	12,536	11,590
2022	11,646	10,766
2023	11,622	10,707
Thereafter	28,747	27,033
Total operating lease payments	$85,008	$86,521
Less: imputed interest	(12,342)	n/a
Present value of operating lease liabilities	$72,666	n/a

(1)	The expected lease payments as of December 31, 2018 represent our future minimum rental commitments as defined by ASC 840.

(2)	As of December 31, 2018, the expected total future minimum sublease income to be received was $10.2 million.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Other Information	Six Months Ended June 30, 2019
Cash paid for operating lease liabilities	$7,056
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,611

Weighted average remaining lease term - operating leases	6.7 years
Weighted average discount rate - operating leases	4.7%

6. Revenues
For the three months ended June 30, 2019 and 2018, we recognized revenues of $220.8 million and $197.5 million, respectively. Of the $220.8 million recognized in the second quarter of 2019, we recognized revenues of $3.6 million from obligations satisfied, or partially satisfied, in prior periods, primarily due to the release of allowances on unbilled services due to securing contract amendments. During the second quarter of 2019, we recognized a $0.3 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $197.5 million recognized in the second quarter of 2018, we recognized revenues of $5.2 million from obligations satisfied, or partially satisfied, in prior periods, of which $2.9 million was primarily due to the release of allowances on unbilled services due to securing contract amendments and $2.3 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements.
For the six months ended June 30, 2019 and 2018, we recognized revenues of $425.2 million and $391.2 million, respectively. Of the $425.2 million recognized in the first six months of 2019, we recognized revenues of $2.1 million from obligations satisfied, or partially satisfied, in prior periods, primarily due to the release of allowances on unbilled services due to securing contract amendments. During the first six months of 2019, we recognized a $1.5 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $391.2 million recognized in the first six months of 2018, we recognized revenues of $8.1 million from obligations satisfied, or partially satisfied, in prior periods, of which $4.7 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.4 million was primarily due to the release of allowances on unbilled services due to securing contract amendments.
As of June 30, 2019, we had $65.1 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $65.1 million of performance obligations, we expect to recognize approximately $37.5 million as revenue in 2019, $16.4 million in 2020, and the remaining $11.2 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of June 30, 2019 and December 31, 2018 was $29.8 million and $9.1 million, respectively. The $20.7 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of June 30, 2019 and December 31, 2018, was $27.6 million and $28.1 million, respectively. The $0.5 million decrease primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and six months ended June 30, 2019, $10.7 million and $22.5 million, respectively, of revenues recognized were included in the deferred revenue balance as of December 31, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income from continuing operations	$10,569	$5,862	$13,919	$2,640
Loss from discontinued operations, net of tax	(97)	(490)	(143)	(532)
Net income	$10,472	$5,372	$13,776	$2,108

Weighted average common shares outstanding – basic	21,997	21,709	21,933	21,651
Weighted average common stock equivalents	403	209	423	215
Weighted average common shares outstanding – diluted	22,400	21,918	22,356	21,866

Net earnings per basic share:
Net income from continuing operations	$0.48	$0.27	$0.63	$0.12
Loss from discontinued operations, net of tax	—	(0.02)	—	(0.02)
Net income	$0.48	$0.25	$0.63	$0.10

Net earnings per diluted share:
Net income from continuing operations	$0.47	$0.27	$0.62	$0.12
Loss from discontinued operations, net of tax	—	(0.02)	—	(0.02)
Net income	$0.47	$0.25	$0.62	$0.10

The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of June 30,
	2019	2018
Unvested restricted stock awards	—	63
Outstanding common stock options	—	37
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	6,258	6,358

See Note 8 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2019 (the “Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased during the first six months of 2019 and 2018. As of June 30, 2019, $35.1 million remains available for share repurchases.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

8. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	June 30, 2019	December 31, 2018
1.25% convertible senior notes due 2019	$247,512	$242,617
Senior secured credit facility	56,000	50,000
Promissory note due 2024	4,112	4,368
Total long-term debt	$307,624	$296,985
Current maturities of long-term debt	(248,034)	(243,132)
Long-term debt, net of current portion	$59,590	$53,853

Below is a summary of the scheduled remaining principal payments of our debt as of June 30, 2019.

Principal Payments of Long-Term Debt
2019	$250,259
2020	$529
2021	$544
2022	$559
2023	$56,575
Thereafter	$1,646

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Holders of the Convertible Notes had the option to convert the Convertible Notes any time prior to July 1, 2019, only under the following circumstances:

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
We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount is amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. As of June 30, 2019, the remaining life of the Convertible Notes is three months. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
As of June 30, 2019, and December 31, 2018, the Convertible Notes consisted of the following:

	June 30, 2019	December 31, 2018
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	(2,171)	(6,436)
Less: debt issuance costs, net of amortization	(317)	(947)
Net carrying amount	$247,512	$242,617
Equity component (1)	$39,287	$39,287
(1)Included in additional paid-in capital on the consolidated balance sheet.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest coupon	$781	$781	$1,563	$1,563
Amortization of debt discount	2,145	2,047	4,265	4,068
Amortization of debt issuance costs	315	310	630	619
Total interest expense	$3,241	$3,138	$6,458	$6,250

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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.50 to 1.00 to 4.00 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At June 30, 2019, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.63 to 1.00 and a Consolidated Interest Coverage Ratio of 13.82 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at June 30, 2019 totaled $56.0 million. These borrowings carried a weighted average interest rate of 3.9%, including the effect of the interest rate swap described in Note 10 “Derivative Instrument and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2018 were $50.0 million and carried a weighted average interest rate of 3.7%, including the effect of the interest rate swap described in Note 10 “Derivative Instrument and Hedging Activity." The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2019, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities. As of June 30, 2019, the unused borrowing capacity under the revolving credit facility was $442.4 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At June 30, 2019, the outstanding principal amount of the promissory note was $4.1 million, and the aircraft had a carrying amount of $5.4 million. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million, and the aircraft had a carrying amount of $5.8 million.
9. Restructuring Charges
Restructuring charges for the three and six months ended June 30, 2019 were $0.8 million and $2.0 million, respectively. During the second quarter of 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office space in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily consisted of accelerated depreciation on furniture and fixtures in those offices. Additionally, we recognized a $0.2 million restructuring charge in the second quarter of 2019 related to workforce

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

reductions as we continue to better align resources with market demand. During the first quarter of 2019, we exited a portion of our Lake Oswego, Oregon corporate office resulting in a $0.7 million lease impairment charge on the operating lease right-of-use asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. The lease impairment charge was recognized in accordance with ASC 842, Leases, which we adopted on a modified retrospective basis on January 1, 2019. See Note 2 "Basis of Presentation and Significant Accounting Policies" and Note 3 "New Accounting Pronouncements" for additional information on our adoption of ASC 842. See Note 5 "Leases" for additional information on the long-lived asset impairment test. Additionally, we recognized a $0.2 million restructuring charge in the first quarter of 2019 related to workforce reductions in our corporate operations.
Restructuring charges for the three and six months ended June 30, 2018 were $2.0 million and $2.7 million, respectively. Of the $2.0 million charge incurred in the second quarter of 2018, $1.0 million related to workforce reductions to better align resources with market demand; $0.7 million related to the accrual of remaining lease payments, net of estimated sublease income, and accelerated depreciation on leasehold improvements due to exiting a portion of our Middleton, Wisconsin office in the second quarter of 2018, which was accounted for in accordance with ASC 840, Leases; and $0.3 million related to the divestiture of our Middle East practice within the Business Advisory segment. During the first quarter of 2018, we recognized a $0.6 million restructuring charge related to updated lease assumptions for our San Francisco office vacated in the third quarter of 2017.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the six months ended June 30, 2019.

	Employee Costs	Office Space Reductions	Total
Balance as of December 31, 2018	$443	$2,468	$2,911
Adoption of ASC 842 (1)	—	(1,119)	(1,119)
Balance as of January 1, 2019	443	1,349	1,792
Additions (2)	429	65	494
Payments	(784)	(442)	(1,226)
Adjustments (2)	(5)	38	33
Balance as of June 30, 2019	$83	$1,010	$1,093

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

(2)
Additions and adjustments exclude non-cash items related to vacated office spaces, such as lease impairment charges and accelerated depreciation on fixed assets, which are recorded as restructuring charges on our consolidated statements of operations.

As of June 30, 2019, our restructuring charge liability related to office space reductions of $1.0 million represented the present value of the remaining estimated operating expense payments for vacated office spaces, primarily in Chicago, Illinois; Washington, D.C.; and Middleton, Wisconsin. This restructuring charge liability is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. The $0.1 million restructuring charge liability related to employee costs at June 30, 2019 is expected to be paid in the next 12 months. The restructuring charge liability related to employee costs is included as a component of accrued payroll and related benefits.
10. Derivative Instrument and Hedging Activity
On June 22, 2017, we entered into a forward interest rate swap agreement effective August 31, 2017 and ending August 31, 2022, with a notional amount of $50.0 million. We entered into this derivative instrument to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month LIBOR and we pay to the counterparty a fixed rate of 1.900%.
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated this derivative instrument as a cash flow hedge. Therefore, changes in the fair value of the derivative instrument are recorded to other comprehensive income (“OCI”) and reclassified into interest expense upon settlement. As of June 30, 2019, it was anticipated that an immaterial amount of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth additional information relating to the interest rate swap designated as a cash flow hedging instrument as of June 30, 2019 and December 31, 2018.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	June 30, 2019	December 31, 2018
Prepaid expenses and other current assets	$—	$302
Other non-current assets	$—	$451
Accrued expenses and other current liabilities	$16	$—
Deferred compensation and other liabilities	$383	$—

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets:
Convertible debt investment	$—	$—	$59,357	$59,357
Deferred compensation assets	—	25,066	—	25,066
Total assets	$—	$25,066	$59,357	$84,423
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$630	$630
Interest rate swap	—	399	—	399
Total liabilities	$—	$399	$630	$1,029
December 31, 2018
Assets:
Interest rate swap	$—	$753	$—	$753
Convertible debt investment	—	—	50,429	50,429
Deferred compensation assets	—	18,205	—	18,205
Total assets	$—	$18,958	$50,429	$69,387
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$11,441	$11,441
Total liabilities	$—	$—	$11,441	$11,441

Interest rate swap: The fair value of our interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and a discount rate reflecting the risks involved.
Convertible debt investment: In 2014 and 2015, we invested $27.9 million, in the form of zero coupon convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education, a U.S.-based company that partners with leading universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. In the second quarter of 2019, we amended the convertible notes to extend the maturity date by one year. The notes will mature on July 1, 2021, unless converted earlier.
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
The table below sets forth the changes in the balance of the convertible debt investment for the six months ended June 30, 2019.

Convertible Debt Investment
Balance as of December 31, 2018	$50,429
Change in fair value of convertible debt investment	8,928
Balance as of June 30, 2019	$59,357

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
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and discount rates, which typically reflect a risk-free rate. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates. The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the six months ended June 30, 2019.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2018	$11,441
Payments	(10,041)
Remeasurement of contingent consideration for business acquisitions	(876)
Unrealized loss due to foreign currency translation	106
Balance as of June 30, 2019	$630

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
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$247,512	$247,683	$242,617	$242,940

The differences between the $250 million principal amount of the Convertible Notes and the carrying amounts shown above represent the unamortized debt discount and issuance costs. As of June 30, 2019, and December 31, 2018, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 8 “Financing Arrangements” for additional information on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended June 30, 2019 and December 31, 2018.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Based on the closing price of our common stock of $50.38 on June 30, 2019, the if-converted value of the Convertible Notes was less than the principal amount.
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values of all other financial instruments not described above reasonably approximate fair market value due to the nature of the financial instruments and the short-term maturity of these items.
12. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(359)	$—	$(359)	$(954)	$—	$(954)
Unrealized gain on investment	$5,319	$(1,404)	$3,915	$4,268	$(1,109)	$3,159
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(759)	$201	$(558)	$250	$(66)	$184
Reclassification adjustments into earnings	(72)	18	(54)	(2)	1	(1)
Net unrealized gain (loss)	$(831)	$219	$(612)	$248	$(65)	$183
Other comprehensive income	$4,129	$(1,185)	$2,944	$3,562	$(1,174)	$2,388

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(43)	$—	$(43)	$(920)	$—	$(920)
Unrealized gain (loss) on investment	$8,928	$(2,356)	$6,572	$7,195	$(1,870)	$5,325
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(1,006)	$266	$(740)	$795	$(207)	$588
Reclassification adjustments into earnings	(146)	37	(109)	36	(9)	27
Net unrealized gain (loss)	$(1,152)	$303	$(849)	$831	$(216)	$615
Other comprehensive income	$7,733	$(2,053)	$5,680	$7,106	$(2,086)	$5,020

The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2018	$(665)	$16,584	$576	$16,495
Current period change	(43)	6,572	(849)	5,680
Balance, June 30, 2019	$(708)	$23,156	$(273)	$22,175

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

13. Income Taxes
For the three months ended June 30, 2019, our effective tax rate was 24.8% as we recognized income tax expense from continuing operations of $3.5 million on income from continuing operations of $14.0 million. The effective tax rate of 24.8% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to non-taxable gains on our investments used to fund our deferred compensation liability and federal tax credits, partially offset by non-deductible business expenses. For the three months ended June 30, 2018, our effective tax rate was 30.4% as we recognized income tax expense from continuing operations of $2.6 million on income from continuing operations of $8.4 million. The effective tax rate of 30.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0% primarily due to non-deductible business expenses.
For the six months ended June 30, 2019, our effective tax rate was 25.8% as we recognized income tax expense from continuing operations of $4.8 million on income from continuing operations of $18.8 million. The effective tax rate of 25.8% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to non-taxable gains on our investments used to fund our deferred compensation liability, federal tax credits and share-based compensation awards that vested during the year; partially offset by non-deductible business expenses. For the six months ended June 30, 2018, our effective tax rate was 53.0% as we recognized income tax expense from continuing operations of $3.0 million on income from continuing operations of $5.6 million. The effective tax rate of 53.0% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0% primarily due to discrete tax expense for share-based compensation awards that vested during the first quarter of 2018, which had an unfavorable impact of 22.5% on the effective tax rate, and non-deductible business expenses.
As of June 30, 2019, we had $0.8 million of unrecognized tax benefits which would affect the effective tax rate of continuing operations if recognized.
14. Commitments, Contingencies and Guarantees
Litigation
During the second quarter of 2018, we reached a settlement agreement related to Huron's claim in a class action lawsuit, resulting in a gain of $2.5 million. We collected the $2.5 million cash settlement during the second quarter of 2018.
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
Guarantees
Guarantees in the form of letters of credit totaling $1.6 million were outstanding at both June 30, 2019 and December 31, 2018, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of June 30, 2019 and December 31, 2018, the total estimated fair value of our contingent consideration liabilities was $0.6 million and $11.4 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth information about our operating segments for the three and six months ended June 30, 2019 and 2018, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Healthcare:
Revenues	$101,939	$91,500	$195,621	$181,395
Operating income	$33,344	$27,072	$61,195	$51,532
Segment operating income as a percentage of segment revenues	32.7%	29.6%	31.3%	28.4%
Business Advisory:
Revenues	$62,277	$57,720	$121,083	$113,615
Operating income	$11,474	$14,218	$21,055	$23,216
Segment operating income as a percentage of segment revenues	18.4%	24.6%	17.4%	20.4%
Education:
Revenues	$56,538	$48,324	$108,495	$96,213
Operating income	$16,204	$11,255	$28,822	$22,680
Segment operating income as a percentage of segment revenues	28.7%	23.3%	26.6%	23.6%
Total Company:
Revenues	$220,754	$197,544	$425,199	$391,223
Reimbursable expenses	23,534	20,733	42,151	38,352
Total revenues and reimbursable expenses	$244,288	$218,277	$467,350	$429,575

Segment operating income	$61,022	$52,545	$111,072	$97,428
Items not allocated at the segment level:
Other operating expenses	36,481	31,197	73,059	64,125
Litigation and other gains, net	(485)	(6,707)	(941)	(5,877)
Depreciation and amortization	7,151	8,917	14,323	17,720
Other expense, net	3,829	10,715	5,870	15,846
Income from continuing operations before taxes	$14,046	$8,423	$18,761	$5,614

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$59,681	$26,688	$13,125	$99,494
Time and expense	14,275	33,804	39,076	87,155
Performance-based	22,021	532	—	22,553
Software support, maintenance and subscriptions	5,962	1,253	4,337	11,552
Total	$101,939	$62,277	$56,538	$220,754

Employee Type (1)
Revenue generated by full-time billable consultants	$69,548	$60,054	$49,403	$179,005
Revenue generated by full-time equivalents	32,391	2,223	7,135	41,749
Total	$101,939	$62,277	$56,538	$220,754

Timing of Revenue Recognition
Revenue recognized over time	$99,606	$62,277	$56,179	$218,062
Revenue recognized at a point in time	2,333	—	359	2,692
Total	$101,939	$62,277	$56,538	$220,754

	Six Months Ended June 30, 2019
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$123,265	$48,360	$25,508	$197,133
Time and expense	27,038	69,113	74,434	170,585
Performance-based	33,831	1,196	—	35,027
Software support, maintenance and subscriptions	11,487	2,414	8,553	22,454
Total	$195,621	$121,083	$108,495	$425,199

Employee Type (1)
Revenue generated by full-time billable consultants	$134,366	$117,148	$95,410	$346,924
Revenue generated by full-time equivalents	61,255	3,935	13,085	78,275
Total	$195,621	$121,083	$108,495	$425,199

Timing of Revenue Recognition
Revenue recognized over time	$191,248	$121,083	$107,890	$420,221
Revenue recognized at a point in time	4,373	—	605	4,978
Total	$195,621	$121,083	$108,495	$425,199

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

(1)
Full-time billable consultants consist of our full-time professionals who provide consulting services to our clients and are billable to our clients based on the number of hours worked. Full-time equivalent professionals consist of leadership coaches and their support staff within our Healthcare Leadership solution, consultants who work variable schedules as needed by our clients, and full-time employees who provide software support and maintenance services to our clients.

At June 30, 2019, one client in our Healthcare segment had a total receivable and unbilled services balance that accounted for 11.1% of our combined balance of receivables from clients, net and unbilled services, net. The outstanding balance for this client is the result of services performed in advance of the contractual billing schedule. At December 31, 2018, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the three and six months ended June 30, 2019 and 2018, no single client generated greater than 10% of our consolidated revenues.

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
How We Generate Revenues
A large portion of our revenues is generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, some of whom work variable schedules as needed by our clients. Full-time equivalent professionals consist of our leadership coaches and their support staff from our Healthcare Leadership solution, specialized finance and operational consultants, and our employees who provide software support and maintenance services to our clients. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.
Revenues generated by our full-time consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our other professionals, or full-time equivalents, are largely dependent on the number of consultants we employ, their hours worked, and billing rates charged. Revenues generated by our leadership coaches are largely dependent on the number of coaches we employ and the total value, scope, and terms of the consulting contracts under which they provide services, which are primarily fixed-fee contracts.
We generate our revenues from providing professional services under four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Healthcare Leadership solution include fixed-fee partner contracts with multiple performance obligations, which primarily consist of coaching services, as well as speaking engagements, conferences, publications and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts, including speaking engagements, conferences and publications, are recognized at the time the goods or services are provided.
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
Fixed-fee engagements represented 45.1% and 47.3% of our revenues for the three months ended June 30, 2019 and 2018, respectively, and 46.4% and 47.9% of our revenues for the six months ended June 30, 2019 and 2018, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Healthcare Leadership solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 39.5% and 41.5% of our revenues for the three months ended June 30, 2019 and 2018, respectively, and 40.1% and 40.8% of our revenues for the six months ended June 30, 2019 and 2018, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our fixed-fee or time-and-expense engagements. We recognize revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Performance-based fee revenues represented 10.2% and 5.8% of our revenues for the three months ended June 30, 2019 and 2018, respectively, and 8.2% and 5.8% of our revenues for the six months ended June 30, 2019 and 2018, respectively. The level of performance-based fees earned may vary based on our clients' risk sharing preferences and the mix of services we provide.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are billed in advance and included in deferred revenues until recognized. Software support, maintenance and subscription revenues represented 5.2% and 5.4% of our revenues for the three months ended June 30, 2019 and 2018, respectively, and 5.3% and 5.5% of our revenues for the six months ended June 30, 2019 and 2018, respectively.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Healthcare:
Revenues	$101,939	$91,500	$195,621	$181,395
Operating income	$33,344	$27,072	$61,195	$51,532
Segment operating income as a percentage of segment revenues	32.7%	29.6%	31.3%	28.4%
Business Advisory:
Revenues	$62,277	$57,720	$121,083	$113,615
Operating income	$11,474	$14,218	$21,055	$23,216
Segment operating income as a percentage of segment revenues	18.4%	24.6%	17.4%	20.4%
Education:
Revenues	$56,538	$48,324	$108,495	$96,213
Operating income	$16,204	$11,255	$28,822	$22,680
Segment operating income as a percentage of segment revenues	28.7%	23.3%	26.6%	23.6%
Total Company:
Revenues	$220,754	$197,544	$425,199	$391,223
Reimbursable expenses	23,534	20,733	42,151	38,352
Total revenues and reimbursable expenses	$244,288	$218,277	$467,350	$429,575
Statements of Operations reconciliation:
Segment operating income	$61,022	$52,545	$111,072	$97,428
Items not allocated at the segment level:
Other operating expenses	36,481	31,197	73,059	64,125
Litigation and other gains, net	(485)	(6,707)	(941)	(5,877)
Depreciation and amortization	7,151	8,917	14,323	17,720
Operating income	17,875	19,138	24,631	21,460
Other expense, net	(3,829)	(10,715)	(5,870)	(15,846)
Income from continuing operations before taxes	14,046	8,423	18,761	5,614
Income tax expense	3,477	2,561	4,842	2,974
Net income from continuing operations	$10,569	$5,862	$13,919	$2,640
Earnings per share from continuing operations:
Basic	$0.48	$0.27	$0.63	$0.12
Diluted	$0.47	$0.27	$0.62	$0.12

	Three Months Ended June 30,		Six Months Ended June 30,
Other Operating Data:	2019	2018	2019	2018
Number of full-time billable consultants (at period end) (1):
Healthcare	833	820	833	820
Business Advisory	883	738	883	738
Education	673	583	673	583
Total	2,389	2,141	2,389	2,141
Average number of full-time billable consultants (for the period) (1):
Healthcare	828	805	824	792
Business Advisory	870	753	854	773
Education	664	569	648	566
Total	2,362	2,127	2,326	2,131
Full-time billable consultant utilization rate (2):
Healthcare	80.8%	82.2%	79.7%	81.8%
Business Advisory	73.1%	69.3%	73.1%	67.7%
Education	78.3%	77.9%	77.4%	76.5%
Total	77.2%	76.2%	76.6%	75.0%
Full-time billable consultant average billing rate per hour (3):
Healthcare	$224	$202	$224	$202
Business Advisory (4) (5)	$193	$215	$196	$212
Education	$200	$197	$202	$202
Total (4) (5)	$206	$205	$208	$205
Revenue per full-time billable consultant (in thousands):
Healthcare	$84	$77	$163	$153
Business Advisory	$69	$73	$137	$140
Education	$74	$74	$147	$148
Total	$76	$75	$149	$147
Average number of full-time equivalents (for the period) (6):
Healthcare	271	209	247	208
Business Advisory	13	25	11	21
Education	43	44	39	42
Total	327	278	297	271
Revenue per full-time equivalent (in thousands):
Healthcare	$120	$140	$248	$288
Business Advisory	$166	$119	$361	$261
Education	$167	$142	$332	$297
Total	$128	$139	$263	$287

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

(4)
The Business Advisory segment includes operations of Huron Eurasia India. Absent the impact of Huron Eurasia India, the average billing rate per hour for the Business Advisory segment would have been $215 and $246 for the three months ended June 30, 2019 and 2018, respectively; and $219 and $243 for the six months ended June 30, 2019 and 2018, respectively.

Absent the impact of Huron Eurasia India, Huron's consolidated average billing rate per hour would have been $214 for both the three months ended June 30, 2019 and 2018; and $216 and $214 for the six months ended June 30, 2019 and 2018, respectively.

(5)
Beginning in the third quarter of 2018, the average billing rate per hour excludes the number of hours charged on internal assignments by consultants within Huron Eurasia India to provide a more meaningful average billing rate charged to external clients. Prior year periods have been revised for consistent presentation.

(6)
Consists of leadership coaches and their support staff within the Healthcare Leadership solution, consultants who work variable schedules as needed by our clients, and full-time employees who provide software support and maintenance services to our clients.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$220,754	$197,544	$425,199	$391,223
Net income from continuing operations	$10,569	$5,862	$13,919	$2,640
Add back:
Income tax expense	3,477	2,561	4,842	2,974
Interest expense, net of interest income	4,524	5,022	8,782	10,008
Depreciation and amortization	8,322	9,885	16,611	19,906
Earnings before interest, taxes, depreciation and amortization (EBITDA)	26,892	23,330	44,154	35,528
Add back:
Restructuring charges	754	1,984	2,029	2,696
Litigation and other gains, net	(485)	(6,707)	(941)	(5,877)
Loss on sale of business	—	5,831	—	5,831
Transaction-related expenses	2,050	—	2,050	—
Foreign currency transaction losses (gains), net	4	240	(78)	187
Adjusted EBITDA	$29,215	$24,678	$47,214	$38,365
Adjusted EBITDA as a percentage of revenues	13.2%	12.5%	11.1%	9.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income from continuing operations	$10,569	$5,862	$13,919	$2,640
Weighted average shares - diluted	22,400	21,918	22,356	21,866
Diluted earnings per share from continuing operations	$0.47	$0.27	$0.62	$0.12
Add back:
Amortization of intangible assets	4,314	5,996	8,831	12,299
Restructuring charges	754	1,984	2,029	2,696
Litigation and other gains, net	(485)	(6,707)	(941)	(5,877)
Non-cash interest on convertible notes	2,145	2,046	4,265	4,067
Loss on sale of business	—	5,831	—	5,831
Transaction-related expenses	2,050	—	2,050	—
Tax effect of adjustments	(2,282)	(2,232)	(4,235)	(4,797)
Tax expense related to the enactment of Tax Cut and Jobs Act of 2017	—	—	—	132
Total adjustments, net of tax	6,496	6,918	11,999	14,351
Adjusted net income from continuing operations	$17,065	$12,780	$25,918	$16,991
Weighted average shares - diluted	22,400	21,918	22,356	21,866
Adjusted diluted earnings per share from continuing operations	$0.76	$0.58	$1.16	$0.78
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
Litigation and other gains, net: We have excluded the effects of litigation and other gains, net which primarily consist of net remeasurement gains related to contingent acquisition liabilities and the litigation settlement gain recorded in the second quarter of 2018 to permit comparability with periods that were not impacted by these items.
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
Loss on sale of business: We have excluded the effect of the loss on the sale of the Middle East practice within the Business Advisory segment in the second quarter of 2018. Divestitures of businesses are infrequent and are not indicative of the ongoing performance of our business.
Transaction-related expenses: To permit comparability with prior periods, we excluded the impact of third-party legal and accounting fees related to the evaluation of a potential acquisition that ultimately did not consummate.
Foreign currency transaction losses (gains), net: We have excluded the effect of foreign currency transaction losses and gains from the calculation of adjusted EBITDA because the amount of each loss or gain is significantly affected by changes in foreign exchange rates.
Tax effect of adjustments: The non-GAAP income tax adjustment reflects the incremental tax impact applicable to the non-GAAP adjustments.
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
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenues
Revenues increased $23.2 million, or 11.7%, to $220.8 million for the second quarter of 2019 from $197.5 million for the second quarter of 2018. Of the overall $23.2 million increase in revenues, $20.2 million was attributable to an increase in revenues from our full-time billable consultants and $3.0 million was attributable to an increase in revenues from our full-time equivalents.
The increase in full-time billable consultant revenues reflected strengthened demand for services in all of our segments, as discussed below in Segment Results, and was primarily attributable to increases in the average number of billable consultants and the consultant utilization rate for the second quarter of 2019 compared to the same prior year period.
The increase in full-time equivalent revenues was primarily attributable to our Healthcare segment, as discussed below in Segment Results; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent for the second quarter of 2019 compared to the same prior year period.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $14.3 million, or 11.1%, to $142.8 million in the three months ended June 30, 2019, from $128.5 million in the three months ended June 30, 2018. The $14.3 million increase primarily related to a $6.7 million increase in performance bonus expense for our revenue-generating professionals and a $5.3 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in our Business Advisory and Education segments. Additional increases to our total direct costs include a $1.4 million increase in contractor expense and a $1.0 million increase in share-based compensation expense for our revenue-generating professionals. As a percentage of revenues, our total direct costs decreased to 64.7% during the second quarter of 2019 compared to 65.1% during the second quarter of 2018, primarily due to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, partially offset by the increases in performance bonus expense for our revenue-generating professionals and contractor expense, as percentages of revenues.
Total direct costs for the three months ended June 30, 2019 included $1.2 million of amortization expense for internal software development costs and intangible assets, compared to $1.0 million of amortization expense for the same prior year period. The $0.2 million increase in amortization expense was primarily attributable to an increase in amortization for internal software development costs. Intangible asset amortization included within direct costs for the three months ended June 30, 2019 and 2018 primarily related to technology and software, certain customer relationships and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Expenses and Other Gains, Net
Selling, general and administrative expenses increased by $7.0 million, or 15.5%, to $52.5 million in the second quarter of 2019 from $45.5 million in the second quarter of 2018. The overall $7.0 million increase primarily related to a $1.3 million increase in salaries and related expenses for our support personnel; a $1.2 million increase in legal expenses; a $0.9 million increase in computer and related equipment expenses; a $0.8 million increase in share-based compensation expense for our support personnel; a $0.8 million increase in accounting, tax and audit fees; a $0.5 million increase in performance bonus expense for our support personnel; a $0.4 million increase in practice administration and meetings expenses; and a $0.3 million increase in training expenses. The increase in legal and accounting fees was primarily due to third-party transaction-related expenses related to the evaluation of a potential acquisition that ultimately did not consummate. As a percentage of revenues, selling, general and administrative expenses increased to 23.8% during the second quarter of 2019 compared to 23.0% during the second quarter of 2018. This increase was primarily due to the increases in legal expenses, accounting, tax and audit fees, computer and related equipment expenses, and share-based compensation expense for our support personnel, all as percentages of revenues; largely offset by revenue growth that outpaced the increase in salaries and related expenses for our support personnel and a decrease in facilities expense.
Restructuring charges for the second quarter of 2019 were $0.8 million, compared to $2.0 million for the second quarter of 2018. During the second quarter of 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office space in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily related to accelerated depreciation on furniture and fixtures in those offices. Additionally, we recognized a $0.2 million restructuring charge in the second quarter of 2019 related to workforce reductions as we continue to better align resources with market demand. The $2.0 million charge incurred in the second quarter of 2018 consisted of $1.0 million related to workforce reductions to better align resources with market demand; $0.7 million related to the accrual of remaining lease payments, net of estimated sublease income, and accelerated depreciation on leasehold improvements due to exiting a portion of our Middleton, Wisconsin office in the second quarter of 2018, which was accounted for in accordance with ASC 840, Leases; and $0.3 million related to the divestiture of our Middle East practice within the

Business Advisory segment. See Note 9 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other gains, net totaled $0.5 million for the second quarter of 2019, and consisted of remeasurement gains for the decrease in the estimated fair value of our liabilities for contingent consideration payments related to a business acquisition. Litigation and other gains, net totaled $6.7 million for the second quarter of 2018, and consisted of $4.2 million of net remeasurement gains for the decrease in the estimated fair value of contingent consideration liabilities and a $2.5 million litigation settlement gain for the resolution of Huron's claim in a class action lawsuit. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense was $7.2 million in the three months ended June 30, 2019 compared to $8.9 million in the three months ended June 30, 2018. The $1.8 million decrease in depreciation and amortization expense was primarily attributable to decreasing amortization expense of the trade name and customer relationships acquired in our Studer Group acquisition, due to the accelerated basis of amortization in prior periods, as well as certain customer relationships acquired in other business acquisitions that were fully amortized in prior periods. Intangible asset amortization expense included within operating expenses primarily related to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Income
Operating income decreased $1.3 million to $17.9 million in the second quarter of 2019 from $19.1 million in the second quarter of 2018. Operating margin, which is defined as operating income expressed as a percentage of revenues, was 8.1% in the three months ended June 30, 2019, compared to 9.7% in the three months ended June 30, 2018. The decrease in operating margin was primarily attributable to the increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues, and the decrease in litigation and other gains, net; partially offset by the revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and the decrease in restructuring charges.
Other Expense, Net
Total other expense, net decreased $6.9 million to $3.8 million in the second quarter of 2019 from $10.7 million in the second quarter of 2018. The decrease in total other expense, net was primarily attributable to a $5.8 million loss on the divestiture of our Middle East practice within our Business Advisory segment recorded in the second quarter of 2018. During the second quarter of 2018, we sold our Middle East business to a former employee who was the practice leader of that business at the time. Interest expense, net of interest income decreased $0.5 million to $4.5 million in the second quarter of 2019 from $5.0 million in the second quarter of 2018. The decrease in interest expense was due to lower levels of borrowing under our credit facility, partially offset by higher interest rates during the second quarter of 2019 compared to the second quarter of 2018.
Income Tax Expense
For the three months ended June 30, 2019, our effective tax rate was 24.8% as we recognized income tax expense from continuing operations of $3.5 million on income from continuing operations of $14.0 million. The effective tax rate of 24.8% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to non-taxable gains on our investments used to fund our deferred compensation liability and federal tax credits, partially offset by non-deductible business expenses. For the three months ended June 30, 2018, our effective tax rate was 30.4% as we recognized income tax expense from continuing operations of $2.6 million on income from continuing operations of $8.4 million. The effective tax rate of 30.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0% primarily due to non-deductible business expenses.
Net Income from Continuing Operations
Net income from continuing operations increased $4.7 million to $10.6 million for the three months ended June 30, 2019 from $5.9 million for the same period last year. As a result of the increase in net income from continuing operations, diluted income per share from continuing operations for the second quarter of 2019 was $0.47 compared to $0.27 for the second quarter of 2018.
EBITDA and Adjusted EBITDA
EBITDA increased $3.6 million to $26.9 million for the three months ended June 30, 2019 from $23.3 million for the three months ended June 30, 2018. Adjusted EBITDA increased $4.5 million to $29.2 million in the second quarter of 2019 from $24.7 million in the second quarter of 2018. The increase in EBITDA was primarily attributable to the increase in revenues for the second quarter of 2019 compared to the second quarter of 2018 and the loss on the divestiture of our Middle East business within our Business Advisory segment recorded in the second quarter of 2018. These increases to EBITDA were partially offset by the increases in selling, general and administrative expenses, salaries and related expenses for our revenue-generating professionals, and performance bonus expense for our revenue-generating professionals; as well as the decrease in litigation and other gains, net recognized in the second quarter of 2019 compared to the same prior year period. The increase in adjusted EBITDA was primarily attributable to the increase in revenues, partially offset by the increases in selling, general and administrative expenses, salaries and related expenses for our revenue-generating professionals, and performance bonus expense for our revenue-generating professionals in the second quarter of 2019 compared to the second quarter of 2018.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $4.3 million to $17.1 million in the second quarter of 2019 compared to $12.8 million in the second quarter of 2018. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.76 for the second quarter of 2019, compared to $0.58 for the second quarter of 2018.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $10.4 million, or 11.4%, to $101.9 million for the second quarter of 2019 from $91.5 million for the second quarter of 2018.
During the three months ended June 30, 2019, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 58.5%, 14.0%, 21.6%, and 5.9% of this segment’s revenues, respectively, compared to 67.5%, 15.5%, 10.1%, and 6.9% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $22.0 million for the second quarter of 2019 compared to $9.2 million for the second quarter of 2018. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $10.4 million increase in revenues, $7.4 million was attributable to an increase in revenues from our full-time billable consultants and $3.0 million was attributable to an increase in revenues generated by our full-time equivalents.
The increase in revenues attributable to our full-time billable consultants reflected increases in the average billing rate and the average number of billable consultants, partially offset by a decrease in the consultant utilization rate in the second quarter of 2019 compared to the same prior year period. The increase in revenues attributable to our full-time equivalents was driven by a temporary increase in the usage of contractors; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the second quarter of 2019 compared to the same prior year period.
Operating Income
Healthcare segment operating income increased $6.3 million, or 23.2%, to $33.3 million for the three months ended June 30, 2019 from $27.1 million for the three months ended June 30, 2018. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 32.7% for the second quarter of 2019 from 29.6% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a slight decrease in salaries and related expenses for our revenue-generating professionals and revenue growth that outpaced a slight increase in salaries and related expenses for our support personnel. These increases to the operating margin were partially offset by increases in contractor expense, share-based compensation expense for our revenue-generating professionals and performance bonus expense for our revenue-generating professionals, all as percentages of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $4.6 million, or 7.9%, to $62.3 million for the second quarter of 2019 from $57.7 million for the second quarter of 2018.
During the three months ended June 30, 2019, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 42.9%, 54.3%, 0.8%, and 2.0% of this segment’s revenues, respectively, compared to 40.8%, 53.4%, 3.9%, and 1.9% of this segment's revenues, respectively, for the same prior year period. Performance-based fee revenue was $0.5 million for the second quarter of 2019 compared to $2.3 million for the second quarter of 2018. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $4.6 million increase in revenues, $5.3 million was attributable to an increase in revenues from our full-time billable consultants; partially offset by a $0.7 million decrease in revenues generated by our full-time equivalents. The increase in revenues from our full-time billable consultants reflected increases in the average number of billable consultants and the consultant utilization rate, partially offset by a decrease in the average billing rate in the second quarter of 2019 compared to the same prior year period. The decrease in revenues generated by our full-time equivalents was driven by a decreased use of contractors; and reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the second quarter of 2019 compared to the same prior year period.

Operating Income
Business Advisory segment operating income decreased by $2.7 million, or 19.3%, to $11.5 million for the three months ended June 30, 2019 from $14.2 million for the three months ended June 30, 2018. The Business Advisory segment operating margin decreased to 18.4% for the second quarter of 2019 from 24.6% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in performance bonus expense for our revenue-generating professionals, as well as increases in share-based compensation expense for our revenue-generating professionals and promotion and marketing expenses, all as percentages of revenues. These decreases to the operating margin were partially offset by decreases in restructuring charges and contractor expense.
Education
Revenues
Education segment revenues increased $8.2 million, or 17.0%, to $56.5 million for the second quarter of 2019 from $48.3 million for the second quarter of 2018.
During the three months ended June 30, 2019, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 23.2%, 69.1%, and 7.7% of this segment’s revenues, respectively, compared to 16.8%, 76.4%, and 6.8% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $8.2 million increase in revenues, $7.5 million was attributable to our full-time billable consultants and $0.7 million was attributable to our full-time equivalents. The increase in revenues attributable to our full-time billable consultants reflected increases in the average number of full-time billable consultants, the average billing rate, and the consultant utilization rate in the second quarter of 2019 compared to the same prior year period. The increase in revenues from our full-time equivalents was primarily driven by an increase in software and data hosting revenues; and reflected an increase in revenue per full-time equivalent, partially offset by a decrease in the average number of full-time equivalents in the second quarter of 2019 compared to the same prior year period.
Operating Income
Education segment operating income increased $4.9 million, or 44.0%, to $16.2 million for the three months ended June 30, 2019 from $11.3 million for the three months ended June 30, 2018. The Education segment operating margin increased to 28.7% for the second quarter of 2019 from 23.3% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increases in salaries and related expenses and performance bonus expense for our revenue-generating professionals, as well as decreases in promotion and marketing expense and share-based compensation for our revenue-generating professionals. These increases to the operating margin were partially offset by an increase in contractor expense, as a percentage of revenues.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenues
Revenues increased $34.0 million, or 8.7%, to $425.2 million for the first six months of 2019 from $391.2 million for the first six months of 2018. Of the overall $34.0 million increase in revenues, $33.8 million was attributable to an increase in revenues from our full-time billable consultants and $0.2 million was attributable to our full-time equivalents.
The increase in full-time billable consultant revenues was attributable to strengthened demand for services in all of our segments, as discussed below in Segment Results; and reflected increases in the average number of full-time billable consultants, the consultant utilization rate, and the average billing rate during the first six months of 2019 compared to the same prior year period.
The increase in full-time equivalent revenues was attributable to increases in full-time equivalent revenues in our Healthcare and Education segments, largely offset by a decrease in full-time equivalent revenues in our Business Advisory segment, as discussed below in Segment Results; and reflected an overall increase in the average number of full-time equivalents, partially offset by an overall decrease in revenue per full-time equivalent.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $19.2 million, or 7.3%, to $281.7 million for the six months ended June 30, 2019, from $262.5 million for the six months ended June 30, 2018. The overall $19.2 million increase primarily related to an $8.4 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in our Education and Business Advisory segments; a $7.8 million increase in performance bonus expense for our revenue-generating professionals; a $1.4 million increase in share-based compensation expense for our revenue-generating professionals; and a $0.8 million increase in contractor expense. As a percentage of revenues, our total direct costs decreased to 66.3% during the first six months of 2019 compared to 67.1% during the first six months of 2018 primarily due to revenue growth that outpaced the increase in salaries and related expenses for our revenue-

generating professionals, partially offset by the increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues.
Total direct costs for the six months ended June 30, 2019 included $2.3 million of amortization expense for internal software development costs and intangible assets, compared to $2.2 million of amortization expense for the same prior year period. The $0.1 million increase in amortization expense was attributable to a $0.6 million increase in amortization for internal software development costs, largely offset by a $0.5 million decrease in intangible asset amortization attributable to certain intangible assets acquired in our Studer Group acquisition which were fully amortized in prior periods. Intangible asset amortization included within direct costs for the six months ended June 30, 2019 and 2018 primarily related to technology and software, certain customer relationships, publishing content and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses increased $10.7 million, or 11.6%, to $103.3 million in the six months ended June 30, 2019, from $92.6 million in the six months ended June 30, 2018. The overall $10.7 million increase primarily related to a $4.7 million increase in salaries and related expenses for our support personnel; a $1.4 million increase in legal expenses; a $1.3 million increase in computer and related equipment expenses; a $1.2 million increase in share-based compensation expense for our support personnel; and a $0.5 million increase in accounting, tax and audit fees. The increase in legal and accounting fees was primarily due to third-party transaction-related expenses related to the evaluation of a potential acquisition that ultimately did not consummate. As a percentage of revenues, selling, general and administrative expenses increased to 24.3% during the first six months of 2019 compared to 23.7% during the first six months of 2018, primarily due to the increases in salaries and related expenses for our support personnel, legal expenses, share-based compensation expense for our support personnel and computer and related equipment expenses, all as percentages of revenues. These increases were partially offset by a decrease in facilities expense.
Restructuring charges for the first six months of 2019 totaled $2.0 million, compared to $2.7 million for the first six months of 2018. During the first quarter of 2019, we exited a portion of our Lake Oswego, Oregon corporate office resulting in a $0.7 million lease impairment charge on the related operating lease right-of-use ("ROU") asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. The lease impairment charge recognized in the first quarter of 2019 was recognized in accordance with ASC 842, Leases, which we adopted on a modified retrospective basis on January 1, 2019. See Note 2 "Basis of Presentation and Significant Accounting Policies" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 842. See Note 5 "Leases" within the notes to our consolidated financial statements for additional information on the long-lived asset impairment test performed in the first quarter of 2019. In the second quarter of 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office space in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily related to accelerated depreciation on related furniture and fixtures. Additional restructuring charges during the first six months of 2019 include $0.4 million related to workforce reductions as we continue to better align resources with market demand.
The $2.7 million restructuring charge incurred in the first six months of 2018 primarily consisted of $1.0 million related to workforce reductions to better align resources with market demand; $0.7 million related to the accrual of remaining lease payments, net of estimated sublease income, and accelerated depreciation on leasehold improvements due to exiting a portion of our Middleton, Wisconsin office in the second quarter of 2018; $0.6 million related to updated lease assumptions for our San Francisco office vacated in the third quarter of 2017; and $0.3 million related to the divestiture of our Middle East practice within the Business Advisory segment in the second quarter of 2018. The restructuring charges recorded in the first six months of 2018 which related to office space reductions were accounted for in accordance with ASC 840, Leases. See Note 9 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other gains, net totaled a gain of $0.9 million for the six months ended June 30, 2019, which primarily consisted of $0.9 million of remeasurement gains to decrease the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions. Litigation and other gains, net totaled $5.9 million for the six months ended June 30, 2018, which consisted of $3.4 million of net remeasurement gains for the decrease in the estimated fair value of our contingent consideration liabilities and a $2.5 million litigation settlement gain for the resolution of Huron's claim in a class action lawsuit. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense decreased by $3.4 million to $14.3 million in the six months ended June 30, 2019, from $17.7 million in the six months ended June 30, 2018. The decrease was primarily attributable to decreasing amortization expense of the trade name and customer relationships acquired in our Studer Group acquisition and other business acquisitions, due to the accelerated basis of amortization in prior periods, as well as certain customer relationships acquired in other business acquisitions that were fully amortized in prior periods. Intangible asset amortization included within operating expenses for the six months ended June 30, 2019 and 2018 primarily related to certain customer relationships, trade names and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.

Operating Income
Operating income increased $3.2 million to $24.6 million in the first six months of 2019 from $21.5 million in the first six months of 2018. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 5.8% for the six months ended June 30, 2019, compared to 5.5% for the six months ended June 30, 2018. The increase in operating margin was primarily attributable to the revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and the decrease in intangible asset amortization expense; partially offset by the increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues, and the decrease in litigation and other gains.
Other Expense, Net
Total other expense, net decreased by $10.0 million to $5.9 million in the first six months of 2019 from $15.8 million in the first six months of 2018. The decrease in total other expense, net was primarily attributable to a $5.8 million loss on the divestiture of our Middle East practice within our Business Advisory segment recorded in the second quarter of 2018. During the second quarter of 2018, we sold our Middle East business to a former employee who was the practice leader of that business at the time. The decrease in total other expense, net was also attributable to a $2.8 million gain recognized during the first six months of 2019 for the market value of our investments that are used to fund our deferred compensation liability, compared to a gain of $0.2 million during the first six months of 2018. Interest expense, net of interest income decreased $1.2 million to $8.8 million in the first six months of 2019 from $10.0 million in the first six months of 2018. The decrease in interest expense was due to lower levels of borrowing under our credit facility during the first six months of 2019 compared to the same prior year period, partially offset by higher interest rates during the first six months of 2019 compared to the same prior year period.
Income Tax Expense
For the six months ended June 30, 2019, our effective tax rate was 25.8% as we recognized income tax expense from continuing operations of $4.8 million on income from continuing operations of $18.8 million. The effective tax rate of 25.8% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to non-taxable gains on our investments used to fund our deferred compensation liability, federal tax credits and share-based compensation awards that vested during the year; partially offset by non-deductible business expenses. For the six months ended June 30, 2018, our effective tax rate was 53.0% as we recognized income tax expense from continuing operations of $3.0 million on income from continuing operations of $5.6 million. The effective tax rate of 53.0% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0% primarily due to discrete tax expense for share-based compensation awards that vested during the first quarter of 2018, which had an unfavorable impact of 22.5% on the effective tax rate, and non-deductible business expenses.
Net Income from Continuing Operations
Net income from continuing operations increased by $11.3 million to $13.9 million for the six months ended June 30, 2019, from $2.6 million for the same prior year period. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first six months of 2019 was $0.62 compared to $0.12 for the first six months of 2018.
EBITDA and Adjusted EBITDA
EBITDA increased $8.6 million to $44.2 million for the six months ended June 30, 2019, from $35.5 million for the six months ended June 30, 2018. Adjusted EBITDA increased $8.8 million to $47.2 million in the first six months of 2019 from $38.4 million in the first six months of 2018. The increase in EBITDA was primarily attributable to the increase in revenues for the first six months of 2019 compared to the same prior year period and the loss on the divestiture of our Middle East business within our Business Advisory segment recorded in the second quarter of 2018. These increases to EBITDA were partially offset by the increases in selling, general and administrative expenses, salaries and related expenses for our revenue-generating professionals, and performance bonus expense for our revenue-generating professionals; as well as the decrease in litigation and other gains, net recognized in the first six months of 2019 compared to the same prior year period. The increase in adjusted EBITDA was primarily attributable to the increase in revenues, partially offset by the increases in selling, general and administrative expenses, salaries and related expenses for our revenue-generating professionals and performance bonus expense for our revenue-generating professionals in the first six months of 2019 compared to the same prior year period.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $8.9 million to $25.9 million in the first six months of 2019 compared to $17.0 million in the first six months of 2018. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for the first six months of 2019 was $1.16 compared to $0.78 for the first six months of 2018.

Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $14.2 million, or 7.8%, to $195.6 million for the first six months of 2019 from $181.4 million for the first six months of 2018.
During the six months ended June 30, 2019, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 63.0%, 13.8%, 17.3%, and 5.9% of this segment’s revenues, respectively, compared to 67.3%, 14.9%, 10.7%, and 7.1% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $33.8 million during the first six months of 2019, compared to $19.4 million during the first six months of 2018. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $14.2 million increase in revenues, $12.9 million was attributable to an increase in revenues from our full-time billable consultants and $1.3 million was attributable to our full-time equivalents. The increase in revenues attributable to our full-time billable consultants reflected increases in the average billing rate and the average number of full-time billable consultants, partially offset by a decrease in the consultant utilization rate in the first six months of 2019 compared to the same prior year period. The increase in revenues attributable to our full-time equivalents reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the first six months of 2019 compared to the same prior year period.
Operating Income
Healthcare segment operating income increased $9.7 million, or 18.8%, to $61.2 million for the six months ended June 30, 2019, from $51.5 million for the six months ended June 30, 2018. The Healthcare segment operating margin increased to 31.3% for the first six months of 2019 from 28.4% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a slight decrease in salaries and related expenses for our revenue-generating professionals, partially offset by increases in performance bonus expense for our revenue-generating professionals and amortization of internal software development costs, both as percentages of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $7.5 million, or 6.6%, to $121.1 million for the first six months of 2019 from $113.6 million for the first six months of 2018.
During the first six months of 2019, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 39.9%, 57.1%, 1.0%, and 2.0% of this segment’s revenues, respectively, compared to 40.5%, 54.7%, 2.8%, and 2.0% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $1.2 million for the first six months of 2019, compared to $3.2 million for the first six months of 2018. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $7.5 million increase in revenues, $9.0 million was attributable to an increase in revenues from our full-time billable consultants, partially offset by a $1.5 million decrease in revenues attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants was primarily driven by increases in the average number of full-time billable consultants and the consultant utilization rate, partially offset by a decrease in the average billing rate in the first six months of 2019 compared to the same prior year period. The decrease in revenues from our full-time equivalents was driven by a decreased use of contractors and our part-time project consultants; and reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the first six months of 2019 compared to the same prior year period.
Operating Income
Business Advisory segment operating income decreased by $2.2 million, or 9.3%, to $21.1 million for the six months ended June 30, 2019, from $23.2 million for the six months ended June 30, 2018. The Business Advisory segment operating margin decreased to 17.4% for the first six months of 2019 from 20.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues.

Education
Revenues
Education segment revenues increased $12.3 million, or 12.8%, to $108.5 million for the first six months of 2019 from $96.2 million for the first six months of 2018.
For the six months ended June 30, 2019, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 23.5%, 68.6%, and 7.9% of this segment’s revenues, respectively, compared to 20.2%, 73.1%, and 6.7% of this segment's revenues, respectively, during the same prior year period.
Of the overall $12.3 million increase in revenues, $11.9 million was attributable to revenues generated by our full-time billable consultants and $0.4 million was attributable to revenues generated by our full-time equivalents. The increase in revenues from our full-time billable consultants reflected increases in the average number of full-time billable consultants and the consultant utilization rate in the first six months of 2019 compared to the same prior year period. The increase in revenues from our full-time equivalents was primarily driven by an increase in software and data hosting revenues; and reflected an increase in revenue per full-time equivalent, partially offset by a decrease in the average number of full-time equivalents in the first six months of 2019 compared to the same prior year period.
Operating Income
Education segment operating income increased $6.1 million, or 27.1%, to $28.8 million for the six months ended June 30, 2019, from $22.7 million for the six months ended June 30, 2018. The Education segment operating margin increased to 26.6% for the first six months of 2019 from 23.6% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals as well as decreases in practice administration and meetings expenses, promotion and marketing expenses, and share-based compensation expense for our revenue-generating professionals. These increases to the segment's operating margin were partially offset by an increase in contractor expense, as a percentage of revenue.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $23.9 million to $9.2 million at June 30, 2019 from $33.1 million at December 31, 2018. As of June 30, 2019, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2019	2018
Net cash provided by (used in) operating activities	$(6,207)	$6,913
Net cash used in investing activities	(14,880)	(10,006)
Net cash used in financing activities	(2,921)	(3,291)
Effect of exchange rate changes on cash	78	(73)
Net decrease in cash and cash equivalents	$(23,930)	$(6,457)
Operating Activities
Net cash used in operating activities totaled $6.2 million for the six months ended June 30, 2019, compared to net cash provided by operating activities of $6.9 million for the six months ended June 30, 2018, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The increase in cash used in operating activities for the first six months of 2019 compared to cash provided by operating activities in the same prior year period was primarily attributable to an increase in the amount paid for annual performance bonuses during the first quarter of 2019 compared to the first quarter of 2018, largely offset by an increase in cash collections from clients for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Investing Activities
Net cash used in investing activities was $14.9 million and $10.0 million for the six months ended June 30, 2019 and 2018, respectively.
The use of cash in the first six months of 2019 primarily consisted of $6.4 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for new office spaces in certain locations; $4.4 million for payments related to internally developed software; and $4.1 million for contributions to our life insurance policies which fund our deferred compensation plan.

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
We estimate that cash utilized for purchases of property and equipment and software development in 2019 will be approximately $18 million to $22 million, primarily consisting of information technology related equipment to support our corporate infrastructure, leasehold improvements for certain office locations, and software development costs.
Financing Activities
Net cash used in financing activities was $2.9 million for the six months ended June 30, 2019. During the first six months of 2019, we paid $10.0 million to the sellers of certain business acquisitions for achieving specified financial performance targets in accordance with the related purchase agreements. Of the total $10.0 million payments made, $4.7 million is classified as a cash outflow from financing activities and represents the amount paid up to the fair value of the contingent consideration liability recorded as of the acquisition date. The remaining $5.3 million is classified as a cash outflow from operating activities. During the first six months of 2019, we borrowed $87.5 million under our credit facility, primarily to fund our annual performance bonus payment, and made repayments on our borrowings of $81.8 million.
Net cash used in financing activities was $3.3 million for the six months ended June 30, 2018. During the first six months of 2018, we borrowed $139.3 million under our credit facility, primarily to fund our annual performance bonus payment, and made repayments on our borrowings of $134.0 million. During the first six months of 2018, we paid $7.8 million to the sellers of certain business acquisitions for achieving specified financial performance targets in accordance with the related purchase agreements. Of the total $7.8 million payments made, $4.9 million is classified as a cash outflow from financing activities and represents the amount paid up to the fair value of the contingent consideration liability recorded as of the acquisition date. The remaining $2.9 million is classified as a cash outflow from operating activities.
Share Repurchase Program
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2019 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased in the first six months of 2019 or 2018. As of June 30, 2019, $35.1 million remains available for share repurchases.
Financing Arrangements
At June 30, 2019, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding, $56.0 million outstanding under our senior secured credit facility, and $4.1 million outstanding under a promissory note, as discussed below.
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
The carrying amount of our Convertible Notes as of June 30, 2019 and December 31, 2018, was $247.5 million and $242.6 million, respectively, which represented the $250.0 million principal amount net of unamortized debt discount and issuance costs. The carrying amount of our Convertible Notes is included in current maturities of long-term debt on the consolidated balance sheet.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) ranging from 3.50 to 1.00 to 4.00 to 1.00, depending on the measurement period, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At June 30, 2019, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.63 to 1.00 and a Consolidated Interest Coverage Ratio of 13.82 to 1.00.
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
Borrowings outstanding under the Amended Credit Agreement at June 30, 2019 totaled $56.0 million. These borrowings carried a weighted average interest rate of 3.9%, including the impact of the interest rate swap in effect as of June 30, 2019 and described in Note 10 “Derivative Instrument and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2018 were $50.0 million and carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap described in Note 10 “Derivative Instrument and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2019, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities. As of June 30, 2019, the unused borrowing capacity under the revolving credit facility was $442.4 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At June 30, 2019, the outstanding principal amount of the promissory note was $4.1 million, and the aircraft had a carrying amount of $5.4 million. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million, and the aircraft had a carrying amount of $5.8 million.
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
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our contractual obligations since December 31, 2018. See Note 2 "Basis of Presentation and Significant Accounting Policies" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for information on our adoption of ASC 842, Leases. See Note 5 "Leases" within the notes to our consolidated financial statements for information on our future lease payments and a reconciliation of those lease payments to our operating lease liabilities recorded on our consolidated balance sheet.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies during the first six months of 2019.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 "New Accounting Pronouncements" within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $247.5 million as of June 30, 2019, which represents the liability component of the $250.0 million principal balance. The estimated fair value of our Convertible Notes at June 30, 2019 was $247.7 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended June 30, 2019, which was $99.073 per $100 principal amount. At December 31, 2018, the carrying value of our Convertible Notes was $242.6 million, and the estimated fair value of our Convertible Notes was $242.9 million, which was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the year ended December 31, 2018, which was $97.176 per $100 principal amount.
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
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At June 30, 2019, we had borrowings outstanding under the credit facility totaling $56.0 million that carried a weighted average interest rate of 3.9%, including the impact of the interest rate swap described below. A hypothetical 100 basis point change in this interest rate would have a $0.1 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap. At December 31, 2018, we had borrowings outstanding under the credit facility totaling $50.0 million that carried a weighted average interest rate of 3.7% including the impact of the interest rate swap described below. As of December 31, 2018, these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swap, which had a notional amount of $50.0 million. As our variable rate borrowings were fully hedged as of December 31, 2018, a change in the interest rate would have had no impact on our consolidated financial statements.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At June 30, 2019, the outstanding principal amount of the promissory note was $4.1 million and carried an interest rate of 4.5%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million and carried an interest rate of 4.3%. A hypothetical 100 basis point change in the interest rate as of December 31, 2018 would not have had a material effect on our pretax income.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of June 30, 2019, the fair value of the investment was $59.4 million, with a total cost basis of $27.9 million. At December 31, 2018, the fair value of the investment was $50.4 million, with a total cost basis of $27.9 million.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Part 1, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 27, 2019, for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2019, we reacquired 1,538 shares of common stock with a weighted average fair market value of $49.03 as a result of such tax withholdings.
In October 2014, our board of directors authorized a share repurchase program pursuant to which we may, from time to time, repurchase up to $125 million of our common stock, which expires on October 31, 2019 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements. The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2019 - April 30, 2019	264	$47.22	—	$35,143,546
May 1, 2019 - May 31, 2019	—	$—	—	$35,143,546
June 1, 2019 - June 30, 2019	1,274	$49.41	—	$35,143,546
Total	1,538	$49.03	—

(1)
The number of shares repurchased for each period represents shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.

(2)	As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Amendment to the Huron Consulting Group Inc. Amended and Restated 2012 Omnibus Incentive Plan.			DEF 14A		Appendix A	3/22/2019
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	July 30, 2019	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer