Form 10-Q
period 2019-09-30
Huron Consulting Group Inc.
filed 2019-10-30
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 22, 2019, 22,913,192 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$49,410	$33,107
Receivables from clients, net	116,318	109,677
Unbilled services, net	99,784	69,613
Income tax receivable	713	6,612
Prepaid expenses and other current assets	14,211	13,922
Total current assets	280,436	232,931
Property and equipment, net	39,972	40,374
Deferred income taxes, net	1,108	2,153
Long-term investment	60,943	50,429
Operating lease right-of-use assets	52,342	—
Other non-current assets	45,005	30,525
Intangible assets, net	36,141	47,857
Goodwill	645,986	645,263
Total assets	$1,161,933	$1,049,532
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,440	$10,020
Accrued expenses and other current liabilities	22,719	17,207
Accrued payroll and related benefits	108,111	109,825
Accrued contingent consideration for business acquisitions	—	9,991
Current maturities of long-term debt	250,525	243,132
Current maturities of operating lease liabilities	10,529	—
Deferred revenues	31,224	28,130
Total current liabilities	433,548	418,305
Non-current liabilities:
Deferred compensation and other liabilities	26,308	20,875
Accrued contingent consideration for business acquisitions, net of current portion	—	1,450
Long-term debt, net of current portion	53,457	53,853
Operating lease liabilities, net of current portion	59,460	—
Deferred lease incentives	—	13,693
Deferred income taxes, net	1,603	732
Total non-current liabilities	140,828	90,603
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,337,297 and 25,114,739 shares issued at September 30, 2019 and December 31, 2018, respectively	248	244
Treasury stock, at cost, 2,416,530 and 2,568,288 shares at September 30, 2019 and December 31, 2018, respectively	(128,048)	(124,794)
Additional paid-in capital	469,257	452,573
Retained earnings	223,536	196,106
Accumulated other comprehensive income	22,564	16,495
Total stockholders’ equity	587,557	540,624
Total liabilities and stockholders’ equity	$1,161,933	$1,049,532
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues and reimbursable expenses:
Revenues	$219,289	$198,448	$644,488	$589,671
Reimbursable expenses	23,636	21,296	65,787	59,648
Total revenues and reimbursable expenses	242,925	219,744	710,275	649,319
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	143,034	128,596	422,442	388,956
Amortization of intangible assets and software development costs	1,162	1,009	3,450	3,195
Reimbursable expenses	23,571	21,246	65,897	59,710
Total direct costs and reimbursable expenses	167,767	150,851	491,789	451,861
Operating expenses and other losses (gains), net
Selling, general and administrative expenses	48,123	45,915	151,409	138,481
Restructuring charges	127	(31)	2,156	2,665
Litigation and other losses (gains), net	(630)	887	(1,571)	(4,990)
Depreciation and amortization	6,962	8,561	21,285	26,281
Total operating expenses and other losses (gains), net	54,582	55,332	173,279	162,437
Operating income	20,576	13,561	45,207	35,021
Other income (expense), net:
Interest expense, net of interest income	(4,374)	(4,628)	(13,156)	(14,636)
Other income (expense), net	(82)	707	2,830	(5,131)
Total other expense, net	(4,456)	(3,921)	(10,326)	(19,767)
Income from continuing operations before taxes	16,120	9,640	34,881	15,254
Income tax expense	2,414	1,391	7,256	4,365
Net income from continuing operations	13,706	8,249	27,625	10,889
Income (loss) from discontinued operations, net of tax	(52)	228	(195)	(304)
Net income	$13,654	$8,477	$27,430	$10,585
Net earnings per basic share:
Net income from continuing operations	$0.62	$0.38	$1.26	$0.50
Income (loss) from discontinued operations, net of tax	—	0.01	(0.01)	(0.01)
Net income	$0.62	$0.39	$1.25	$0.49
Net earnings per diluted share:
Net income from continuing operations	$0.61	$0.37	$1.23	$0.50
Income (loss) from discontinued operations, net of tax	—	0.01	(0.01)	(0.02)
Net income	$0.61	$0.38	$1.22	$0.48
Weighted average shares used in calculating earnings per share:
Basic	22,052	21,745	21,973	21,683
Diluted	22,561	22,110	22,425	21,947
Comprehensive income:
Net income	$13,654	$8,477	$27,430	$10,585
Foreign currency translation adjustments, net of tax	(630)	(579)	(673)	(1,499)
Unrealized gain (loss) on investment, net of tax	1,168	(852)	7,740	4,473
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(149)	206	(998)	821
Other comprehensive income (loss)	389	(1,225)	6,069	3,795
Comprehensive income	$14,043	$7,252	$33,499	$14,380
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	24,711,193	$247	(2,742,826)	$(127,133)	$463,190	$209,882	$22,175	$568,361
Comprehensive income						13,654	389	14,043
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	58,164	1	(3,741)	(169)	168			—
Exercise of stock options	10,000	—			235			235
Share-based compensation					5,664			5,664
Shares redeemed for employee tax withholdings			(12,657)	(746)				(746)
Balance at September 30, 2019	24,779,357	$248	(2,759,224)	$(128,048)	$469,257	$223,536	$22,564	$587,557

Balance at June 30, 2018	24,325,302	$244	(2,633,755)	$(123,215)	$441,813	$184,507	$15,390	$518,739
Comprehensive income						8,477	(1,225)	7,252
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	45,485	—	(13,688)	(583)	583			—
Exercise of stock options	10,000	—			234			234
Share-based compensation					4,019			4,019
Shares redeemed for employee tax withholdings			(8,241)	(371)				(371)
Balance at September 30, 2018	24,380,787	$244	(2,655,684)	$(124,169)	$446,649	$192,984	$14,165	$529,873

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	24,418,252	$244	(2,671,962)	$(124,794)	$452,573	$196,106	$16,495	$540,624
Comprehensive income						27,430	6,069	33,499
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	331,105	4	21,433	1,952	(1,956)			—
Exercise of stock options	30,000	—			703			703
Share-based compensation					17,937			17,937
Shares redeemed for employee tax withholdings			(108,695)	(5,206)				(5,206)
Balance at September 30, 2019	24,779,357	$248	(2,759,224)	$(128,048)	$469,257	$223,536	$22,564	$587,557

Balance at December 31, 2017	24,098,822	$241	(2,591,135)	$(121,994)	$434,256	$180,443	$10,370	$503,316
Comprehensive income						10,585	3,795	14,380
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	251,965	3	20,407	916	(919)			—
Exercise of stock options	30,000	—			703			703
Share-based compensation					12,609			12,609
Shares redeemed for employee tax withholdings			(84,956)	(3,091)				(3,091)
Cumulative-effect adjustment from adoption of ASC 606						1,956		1,956
Balance at September 30, 2018	24,380,787	$244	(2,655,684)	$(124,169)	$446,649	$192,984	$14,165	$529,873
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$27,430	$10,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,823	29,965
Lease impairment charge	805	—
Share-based compensation	18,094	12,840
Amortization of debt discount and issuance costs	8,066	7,721
Allowances for doubtful accounts and unbilled services	191	573
Deferred income taxes	(262)	179
Loss on sale of business	—	5,863
Change in fair value of contingent consideration liabilities	(1,506)	(2,463)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	(6,817)	(9,103)
(Increase) decrease in unbilled services, net	(30,163)	(16,714)
(Increase) decrease in current income tax receivable / payable, net	10,561	1,400
(Increase) decrease in other assets	(4,160)	(3,768)
Increase (decrease) in accounts payable and other liabilities	(3,565)	186
Increase (decrease) in accrued payroll and related benefits	(1,850)	9,445
Increase (decrease) in deferred revenues	3,098	2,158
Net cash provided by operating activities	51,745	48,867
Cash flows from investing activities:
Purchases of property and equipment, net	(10,024)	(6,662)
Investment in life insurance policies	(4,434)	(1,689)
Purchases of businesses	(2,500)	(215)
Capitalization of internally developed software costs	(7,462)	(3,611)
Proceeds from note receivable	—	1,040
Divestiture of business	—	(2,359)
Net cash used in investing activities	(24,420)	(13,496)
Cash flows from financing activities:
Proceeds from exercise of stock options	703	703
Shares redeemed for employee tax withholdings	(5,206)	(3,091)
Proceeds from borrowings under credit facility	105,500	179,800
Repayments of debt	(105,885)	(213,674)
Payments for debt issuance costs	(1,498)	(1,385)
Payments of contingent consideration liabilities	(4,674)	(5,494)
Net cash used in financing activities	(11,060)	(43,141)
Effect of exchange rate changes on cash	38	(114)
Net increase (decrease) in cash and cash equivalents	16,303	(7,884)
Cash and cash equivalents at beginning of the period	33,107	16,909
Cash and cash equivalents at end of the period	$49,410	$9,025
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable and accrued expenses	$3,085	$1,500
Contingent consideration related to business acquisition	$—	$212
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2019 and 2018. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
On January 1, 2019, we adopted Accounting Standard Update ("ASU") 2016-02, Leases. Below is an update to our lease accounting policy as a result of the adoption. Refer to Note 3 "New Accounting Pronouncements" for additional information on the adoption of ASU 2016-02.
Leases
We determine if an arrangement contains a lease and the classification of such lease at inception. As of September 30, 2019, all of our material leases are classified as operating leases; we have not entered into any material finance leases. For all operating leases with an initial term greater than 12 months, we recognize an operating lease right-of-use ("ROU") asset and operating lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Operating lease ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date and provided by the administrative agent for our senior secured credit facility in determining the present value of lease payments. Operating lease ROU assets exclude lease incentives.
We elected the practical expedient to combine lease and nonlease components. Certain lease agreements contain variable lease payments that do not depend on an index or rate. These variable lease payments are not included in the calculation of the operating lease ROU asset and operating lease liability; instead, they are expensed as incurred. Our leases may contain options to extend or terminate the lease, and we include these terms in our calculation of the operating lease ROU asset and operating lease liability when it is reasonably certain that we will exercise the option.
Operating lease expense is recognized on a straight-line basis over the lease term and recorded within selling, general and administrative expenses on our consolidated statement of operations. In accordance with our accounting policy for impairment of long-lived assets, operating lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. We evaluate the recoverability of the asset group based on forecasted undiscounted cash flows. See Note 5 "Leases" for additional information on our leases, including the lease impairment charges recorded in the first nine months of 2019.
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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Capitalized implementation costs are amortized on a straight-line basis generally over the term of the service contract with the amortization recognized in the same financial statement line item as the fees related to the service contract. ASU 2018-15 is effective beginning January 1, 2020, with early adoption permitted. We adopted this ASU in the third quarter of 2019 on a prospective basis. During the third quarter of 2019, we capitalized an immaterial amount of implementation costs for cloud computing arrangements that are service contracts. The future impact of adoption of this ASU on our consolidated financial statements will depend on the magnitude of implementation costs we may incur to implement cloud computing arrangements that are service contracts.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2019.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2018:
Goodwill	$636,810	$301,700	$102,829	$1,041,339
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2018	428,729	113,705	102,829	645,263
Goodwill recorded in connection with a business acquisition (1)	—	—	1,060	1,060
Foreign currency translation	—	(337)	—	(337)
Goodwill, net as of September 30, 2019	$428,729	$113,368	$103,889	$645,986

(1)
On September 30, 2019, we completed the acquisition of a business in our Education segment. The results of operations of the acquired business is included in our consolidated financial statements and results of operations of our Education segment from the date of acquisition. This acquisition is not significant to our consolidated financial statements.

Intangible Assets
Intangible assets as of September 30, 2019 and December 31, 2018 consisted of the following:

		As of September 30, 2019		As of December 31, 2018
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$91,614	$63,109	$98,235	$60,462
Trade names	5 to 6	28,930	25,215	28,930	23,181
Technology and software	3 to 5	5,694	3,951	5,694	2,842
Non-competition agreements	3 to 5	2,515	1,607	3,650	2,241
Customer contracts	2	1,270	—	—	—
Favorable lease contract	3	—	—	720	646
Total		$130,023	$93,882	$137,229	$89,372

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible asset amortization expense was $4.2 million and $5.9 million for the three months ended September 30, 2019 and 2018, respectively; and $13.0 million and $18.2 million for the nine months ended September 30, 2019 and 2018, respectively. The table below sets forth the estimated annual amortization expense for the year ending December 31, 2019 and each of the five succeeding years for the intangible assets recorded as of September 30, 2019.

Year Ending December 31,	Estimated Amortization Expense
2019	$17,484
2020	$12,978
2021	$8,306
2022	$6,114
2023	$3,512
2024	$741
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Leases
We lease office space, data centers and certain equipment under operating leases expiring on various dates through 2028, with various renewal options that can extend the lease terms by one to ten years. Our operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. We exclude these variable payments from the measurements of our lease liabilities and expense them as incurred. We elected the practical expedient to combine lease and nonlease components. No lease agreements contain any residual value guarantees or material restrictive covenants. As of September 30, 2019, we have not entered into any material finance leases. We sublease certain office spaces to third parties resulting from restructuring activities in certain locations.
Operating lease right-of-use ("ROU") assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. First, we test the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease and nonlease payments under the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, we perform the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, we rely on a discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate. During the first nine months of 2019, we recorded $0.8 million of lease impairment charges for office spaces vacated in the first nine months of 2019, of which $0.6 million was allocated to the operating lease ROU assets and $0.2 million was allocated to the leasehold improvements based on their relative carrying amounts. The $0.8 million lease impairment charge was recognized in restructuring charges on our consolidated statement of operations. See Note 9 "Restructuring Charges" for additional information on our restructuring activities.
Additional information on our operating leases as of September 30, 2019 follows.

Balance Sheet	September 30, 2019
Operating lease right-of-use assets	$52,342

Current maturities of operating lease liabilities	$10,529
Operating lease liabilities, net of current portion	59,460
Total lease liabilities	$69,989

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Lease Cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3,036	$9,092
Short-term leases (1)	88	263
Variable lease costs	995	3,154
Sublease income	(648)	(2,075)
Net lease cost (2)(3)(4)	$3,471	$10,434

(1)	Includes variable lease costs related to short-term leases.

(2)
Net lease cost includes $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively, recorded as restructuring charges as they relate to vacated office spaces. See Note 9 "Restructuring Charges" for additional information on our vacated office spaces.

(3)
Net lease cost includes $0.1 million and $0.2 million for the three and nine months ended September 30, 2019. respectively, related to vacated office spaces directly related to discontinued operations.

(4)
Rent expense, including operating expenses, real estate taxes and insurance, recorded under ASC 840 for the three and nine months ended September 30, 2018 was $3.7 million and $11.3 million, respectively.

The table below summarizes the remaining expected lease payments under our operating leases as of September 30, 2019 and December 31, 2018.

Future Lease Payments	September 30, 2019	December 31, 2018 (1, 2)
2019	$3,358	$13,701
2020	13,574	12,724
2021	12,514	11,590
2022	11,623	10,766
2023	11,606	10,707
Thereafter	28,742	27,033
Total operating lease payments	$81,417	$86,521
Less: imputed interest	(11,428)	n/a
Present value of operating lease liabilities	$69,989	n/a

(1)	The expected lease payments as of December 31, 2018 represent our future minimum rental commitments as defined by ASC 840.

(2)	As of December 31, 2018, the expected total future minimum sublease income to be received was $10.2 million.

Other Information	Nine Months Ended September 30, 2019
Cash paid for operating lease liabilities	$10,504
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,628

Weighted average remaining lease term - operating leases	6.6 years
Weighted average discount rate - operating leases	4.7%

During October 2019, we entered into an amendment to the office lease agreement for our principal executive offices in Chicago, Illinois. Among other items, this amendment i) extends the term of the lease from September 30, 2024 to September 30, 2029; ii) provides a renewal option to extend the lease for an additional five year period to September 30, 2034; iii) terminates the lease with respect to certain leased spaces previously vacated; iv) provides abatement of certain future base rent payments and our pro rata share of operating expenses and taxes; and v) provides a one-time cash payment from the lessor as an incentive.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

6. Revenues
For the three months ended September 30, 2019 and 2018, we recognized revenues of $219.3 million and $198.4 million, respectively. Of the $219.3 million recognized in the third quarter of 2019, we recognized revenues of $4.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $3.7 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments and $1.1 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $198.4 million recognized in the third quarter of 2018, we recognized revenues of $7.6 million from obligations satisfied, or partially satisfied, in prior periods, of which $4.3 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments and $3.3 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements.
For the nine months ended September 30, 2019 and 2018, we recognized revenues of $644.5 million and $589.7 million, respectively. Of the $644.5 million recognized in the first nine months of 2019, we recognized revenues of $2.6 million from obligations satisfied, or partially satisfied, in prior periods, due to the release of allowances on unbilled services as a result of securing contract amendments. During the first nine months of 2019, we recognized a $1.4 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $589.7 million recognized in the first nine months of 2018, we recognized revenues of $10.1 million from obligations satisfied, or partially satisfied, in prior periods, of which $6.5 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.6 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments.
As of September 30, 2019, we had $47.3 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $47.3 million of performance obligations, we expect to recognize approximately $15.9 million as revenue in 2019, $17.4 million in 2020, and the remaining $14.0 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of September 30, 2019 and December 31, 2018 was $28.6 million and $9.1 million, respectively. The $19.5 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of September 30, 2019 and December 31, 2018, was $31.2 million and $28.1 million, respectively. The $3.1 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and nine months ended September 30, 2019, $3.4 million and $21.4 million, respectively, of revenues recognized were included in the deferred revenue balance as of December 31, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income from continuing operations	$13,706	$8,249	$27,625	$10,889
Income (loss) from discontinued operations, net of tax	(52)	228	(195)	(304)
Net income	$13,654	$8,477	$27,430	$10,585

Weighted average common shares outstanding – basic	22,052	21,745	21,973	21,683
Weighted average common stock equivalents	509	365	452	264
Weighted average common shares outstanding – diluted	22,561	22,110	22,425	21,947

Net earnings per basic share:
Net income from continuing operations	$0.62	$0.38	$1.26	$0.50
Income (loss) from discontinued operations, net of tax	—	0.01	(0.01)	(0.01)
Net income	$0.62	$0.39	$1.25	$0.49

Net earnings per diluted share:
Net income from continuing operations	$0.61	$0.37	$1.23	$0.50
Income (loss) from discontinued operations, net of tax	—	0.01	(0.01)	(0.02)
Net income	$0.61	$0.38	$1.22	$0.48

The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of September 30,
	2019	2018
Unvested restricted stock awards	—	11
Convertible senior notes	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	6,258	6,269

See Note 8 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2019 (the “Share Repurchase Program”). During the fourth quarter of 2019, our board of directors authorized an extension of the Share Repurchase Program through October 31, 2020. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased during the first nine months of 2019 and 2018. As of September 30, 2019, $35.1 million remains available for share repurchases.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

8. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	September 30, 2019	December 31, 2018
1.25% convertible senior notes due 2019	$250,000	$242,617
Senior secured credit facility	50,000	50,000
Promissory note due 2024	3,982	4,368
Total long-term debt	$303,982	$296,985
Current maturities of long-term debt	(250,525)	(243,132)
Long-term debt, net of current portion	$53,457	$53,853

Below is a summary of the scheduled remaining principal payments of our debt as of September 30, 2019.

Principal Payments of Long-Term Debt
2019	$250,130
2020	$529
2021	$544
2022	$559
2023	$574
Thereafter	$51,646

Convertible Notes
In September 2014, the Company issued $250 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”) in a private offering. The Convertible Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as Trustee (the “Indenture”). The Convertible Notes are senior unsecured obligations of the Company and pay interest semi-annually on April 1 and October 1 of each year at an annual rate of 1.25%. The Convertible Notes matured on October 1, 2019. Upon maturity, we refinanced $217.0 million of the principal amount of the outstanding Convertible Notes with the borrowing capacity available under our revolving credit facility and funded the remaining $33.0 million principal payment with cash on hand.
Prior to maturity, upon conversion, the Convertible Notes would have been settled, at our election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. Our intent and policy was to settle conversions with a combination of cash and shares of common stock with the principal amount of the Convertible Notes paid in cash, in accordance with the settlement provisions of the Indenture.
The initial conversion rate for the Convertible Notes was 12.5170 shares of our common stock per $1,000 principal amount of the Convertible Notes, which was equal to an initial conversion price of approximately $79.89 per share of our common stock. The conversion rate would have been subject to adjustment upon the occurrence of certain specified events but would not be adjusted for accrued and unpaid interest, except in certain limited circumstances described in the Indenture. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture) the Company would, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. Additionally, if the Company underwent a “fundamental change” (as defined in the Indenture), a holder had the option to require the Company to repurchase all or a portion of its Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest. As discussed below, the convertible note hedge transactions and warrants, which were entered into in connection with the Convertible Notes, effectively raised the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Holders of the Convertible Notes had the option to convert the Convertible Notes any time prior to July 1, 2019, only under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2014 if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock for such trading day was equal to or greater than 130% of the applicable conversion price on such trading day;

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
On or after July 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder could have converted all or a portion of its Convertible Notes, regardless of the foregoing circumstances.
We have separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which is recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount was amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
The transaction costs related to the issuance of the Convertible Notes were separated into liability and equity components based on their relative values, as determined above. Transaction costs attributable to the liability component were recorded as a deduction to the carrying amount of the liability and amortized to interest expense over the term of the Convertible Notes; and transaction costs attributable to the equity component were netted with the equity component of the Convertible Notes in stockholders’ equity. Total debt issuance costs were approximately $7.3 million, of which $6.2 million was allocated to liability issuance costs and $1.1 million was allocated to equity issuance costs.
As of September 30, 2019, and December 31, 2018, the Convertible Notes consisted of the following:

	September 30, 2019	December 31, 2018
Liability component:
Proceeds	$250,000	$250,000
Less: debt discount, net of amortization	—	(6,436)
Less: debt issuance costs, net of amortization	—	(947)
Net carrying amount	$250,000	$242,617
Equity component (1)	$39,287	$39,287
(1)Included in additional paid-in capital on the consolidated balance sheet.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest coupon	$781	$781	$2,344	$2,344
Amortization of debt discount	2,171	2,070	6,436	6,138
Amortization of debt issuance costs	317	312	947	931
Total interest expense	$3,269	$3,163	$9,727	$9,413

In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions were intended to reduce the potential future economic dilution associated with the conversion of the Convertible Notes and, combined with the warrants, effectively raised the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share. For purposes of the computation of diluted earnings per share in accordance with GAAP, dilution would occur when the average share price of our common stock for a given period exceeds the conversion price of the Convertible Notes, which initially was equal to approximately $79.89 per share. The convertible note hedge transactions and warrant transactions are discussed separately below.

•
Convertible Note Hedge Transactions. In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions whereby the Company had call options to purchase a total of approximately 3.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the Convertible Notes in full, at a price of approximately $79.89, which corresponds to the initial conversion price of the Convertible Notes, subject to customary anti-dilution adjustments substantially similar to those in the Convertible Notes. The convertible note hedge transactions were exercisable upon conversion of the Convertible Notes and expired in the third quarter of 2019. We paid an aggregate amount of $42.1 million for the convertible note hedge transactions, which was recorded as additional paid-in capital on the consolidated balance sheet. The convertible note hedge transactions were separate transactions and were not part of the terms of the Convertible Notes.

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
Senior Secured Credit Facility
On September 27, 2019, we entered into an amendment to the Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the "Amended Credit Facility"). The Amended Credit Facility provides the Company a $600 million senior secured revolving credit facility, subject to the terms of the Amended Credit Facility, that becomes due and payable in full upon maturity on September 27, 2024. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $150 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $750 million. Borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.
Fees and interest on borrowings vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, borrowings under the Amended Credit Agreement will bear interest at one, two, three or six-month LIBOR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.125% per annum and 1.875% per annum, in the case of

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

LIBOR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time.
Amounts borrowed under the Amended Credit Agreement may be prepaid at any time without premium or penalty. We are required to prepay the amounts outstanding under the Amended Credit Agreement in certain circumstances. In addition, we have the right to permanently reduce or terminate the unused portion of the commitments provided under the Amended Credit Agreement at any time.
The loans and obligations under the Amended Credit Agreement are secured pursuant to a Second Amended and Restated Security Agreement and a Second Amended and Restated Pledge Agreement (as amended, the “Pledge Agreement”) with Bank of America, N.A. as collateral agent, pursuant to which the Company and the subsidiary guarantors grant Bank of America, N.A., for the ratable benefit of the lenders under the Amended Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors, and a pledge of 100% of the stock or other equity interests in all domestic subsidiaries and 65% of the stock or other equity interests in each “material first-tier foreign subsidiary” (as defined in the Pledge Agreement).
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At September 30, 2019, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.42 to 1.00 and a Consolidated Interest Coverage Ratio of 15.33 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at September 30, 2019 totaled $50.0 million. These borrowings carried a weighted average interest rate of 3.3%, including the effect of the interest rate swap described in Note 10 “Derivative Instrument and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2018 were $50.0 million and carried a weighted average interest rate of 3.7%, including the effect of the interest rate swap described in Note 10 “Derivative Instrument and Hedging Activity." The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2019, we had outstanding letters of credit totaling $1.5 million, which are primarily used as security deposits for our office facilities. As of September 30, 2019, the unused borrowing capacity under the revolving credit facility was $548.5 million.
On October 1, 2019, we refinanced $217.0 million of the $250 million outstanding principal amount of the Convertible Notes with the borrowing capacity available under our revolving credit facility, which resulted in outstanding borrowings of $267.0 million. As of October 1, 2019, the unused borrowing capacity under the revolving credit facility was $331.5 million and our pro forma Consolidated Leverage Ratio was 2.16 to 1.00.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At September 30, 2019, the outstanding principal amount of the promissory note was $4.0 million, and the aircraft had a carrying amount of $5.3 million. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million, and the aircraft had a carrying amount of $5.8 million.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

9. Restructuring Charges
Restructuring charges for the three and nine months ended September 30, 2019 were $0.1 million and $2.2 million, respectively. The $0.1 million charge recognized in the third quarter of 2019 primarily related to workforce reductions as we continue to better align resources with market demand. During the nine months ended September 30, 2019, we exited a portion of our Lake Oswego, Oregon corporate office resulting in a $0.7 million lease impairment charge on the operating lease right-of-use asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. The lease impairment charge was recognized in accordance with ASC 842, Leases, which we adopted on a modified retrospective basis on January 1, 2019. See Note 2 "Basis of Presentation and Significant Accounting Policies" and Note 3 "New Accounting Pronouncements" for additional information on our adoption of ASC 842. See Note 5 "Leases" for additional information on the long-lived asset impairment test. Additionally, during the nine months ended September 30, 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office space in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily consisted of accelerated depreciation on furniture and fixtures in those offices. The restructuring charges for the nine months ended September 30, 2019 also include $0.2 million related to workforce reductions as we continue to better align resources with market demand and $0.2 million related to workforce reductions in our corporate operations.
Restructuring charges netted to an immaterial amount for the three months ended September 30, 2018 and were $2.7 million for the nine months ended September 30, 2018. The restructuring charges incurred in the third quarter of 2018 consisted of a $0.3 million decrease in the accrual of remaining lease payments, net of estimated sublease income, as a result of updated lease assumptions for our San Francisco office vacated in the third quarter of 2017, which was accounted for in accordance with ASC 840, Leases; and a net $0.2 million charge related to workforce reductions to better align resources with market demand. The $2.7 million restructuring charge incurred in the first nine months of 2018 primarily consisted of $1.2 million related to workforce reductions to better align resources with market demand; $0.7 million related to the accrual of remaining lease payments, net of estimated sublease income, and accelerated depreciation on leasehold improvements due to exiting a portion of our Middleton, Wisconsin office in the second quarter of 2018; $0.3 million related to updated lease assumptions for our San Francisco office vacated in the third quarter of 2017; and $0.3 million related to the divestiture of our Middle East practice within the Business Advisory segment in the second quarter of 2018. During the second quarter of 2018, we sold our Middle East practice to a former employee who was the practice leader of that business at the time; and we recorded a $5.9 million loss for the nine months ended September 30, 2018, which is included in other income (expense), net in our consolidated statements of operations. The restructuring charges recorded in the first nine months of 2018 related to office space reductions were accounted for in accordance with ASC 840, Leases.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the nine months ended September 30, 2019.

	Employee Costs	Office Space Reductions	Total
Balance as of December 31, 2018	$443	$2,468	$2,911
Adoption of ASC 842 (1)	—	(1,119)	(1,119)
Balance as of January 1, 2019	443	1,349	1,792
Additions (2)	500	9	509
Payments	(852)	(383)	(1,235)
Adjustments (2)	(16)	(518)	(534)
Balance as of September 30, 2019	$75	$457	$532

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

The $0.5 million restructuring charge liability related to office space reductions at September 30, 2019 is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. The $0.1 million restructuring charge liability related to employee costs at September 30, 2019 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits.

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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated this derivative instrument as a cash flow hedge. Therefore, changes in the fair value of the derivative instrument are recorded to other comprehensive income (“OCI”) and reclassified into interest expense upon settlement. As of September 30, 2019, it was anticipated that $0.1 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to the interest rate swap designated as a cash flow hedging instrument as of September 30, 2019 and December 31, 2018.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	September 30, 2019	December 31, 2018
Prepaid expenses and other current assets	$—	$302
Other non-current assets	$—	$451
Accrued expenses and other current liabilities	$121	$—
Deferred compensation and other liabilities	$482	$—

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
Convertible debt investment	$—	$—	$60,943	$60,943
Deferred compensation assets	—	25,435	—	25,435
Total assets	$—	$25,435	$60,943	$86,378
Liabilities:
Interest rate swap	$—	$603	$—	$603
Total liabilities	$—	$603	$—	$603
December 31, 2018
Assets:
Interest rate swap	$—	$753	$—	$753
Convertible debt investment	—	—	50,429	50,429
Deferred compensation assets	—	18,205	—	18,205
Total assets	$—	$18,958	$50,429	$69,387
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$11,441	$11,441
Total liabilities	$—	$—	$11,441	$11,441

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
The table below sets forth the changes in the balance of the convertible debt investment for the nine months ended September 30, 2019.

Convertible Debt Investment
Balance as of December 31, 2018	$50,429
Change in fair value of convertible debt investment	10,514
Balance as of September 30, 2019	$60,943

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
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and discount rates, which typically reflect a risk-free rate. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates. The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the nine months ended September 30, 2019.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2018	$11,441
Payments	(10,041)
Remeasurement of contingent consideration for business acquisitions	(1,506)
Unrealized loss due to foreign currency translation	106
Balance as of September 30, 2019	$—

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
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$250,000	$249,525	$242,617	$242,940

The difference between the $250 million principal amount of the Convertible Notes and the carrying amount shown as of December 31, 2018 represents the unamortized debt discount and issuance costs. As of September 30, 2019, and December 31, 2018, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 8 “Financing Arrangements” for additional information on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the quarters ended September 30, 2019 and December 31, 2018.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Based on the closing price of our common stock of $61.34 on September 30, 2019, the if-converted value of the Convertible Notes was less than the principal amount.
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values of all other financial instruments not described above reasonably approximate fair market value due to the nature of the financial instruments and the short-term maturity of these items.
12. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(630)	$—	$(630)	$(579)	$—	$(579)
Unrealized gain (loss) on investment	$1,586	$(418)	$1,168	$(1,151)	$299	$(852)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(158)	$42	$(116)	$301	$(78)	$223
Reclassification adjustments into earnings	(46)	13	(33)	(23)	6	(17)
Net unrealized gain (loss)	$(204)	$55	$(149)	$278	$(72)	$206
Other comprehensive income (loss)	$752	$(363)	$389	$(1,452)	$227	$(1,225)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(673)	$—	$(673)	$(1,499)	$—	$(1,499)
Unrealized gain on investment	$10,514	$(2,774)	$7,740	$6,044	$(1,571)	$4,473
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(1,164)	$308	$(856)	$1,096	$(285)	$811
Reclassification adjustments into earnings	(192)	50	(142)	13	(3)	10
Net unrealized gain (loss)	$(1,356)	$358	$(998)	$1,109	$(288)	$821
Other comprehensive income	$8,485	$(2,416)	$6,069	$5,654	$(1,859)	$3,795

The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2018	$(665)	$16,584	$576	$16,495
Current period change	(673)	7,740	(998)	6,069
Balance, September 30, 2019	$(1,338)	$24,324	$(422)	$22,564

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

13. Income Taxes
For the three months ended September 30, 2019, our effective tax rate was 15.0% as we recognized income tax expense from continuing operations of $2.4 million on income from continuing operations of $16.1 million. The effective tax rate of 15.0% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to a discrete tax benefit of $0.7 million for U.S. federal return to provision adjustments related to the 2018 corporate income tax return, which had a favorable impact of 4.6% on the effective tax rate. In addition, we recognized a $0.7 million discrete tax benefit related to a previously unrecognized tax benefit due to the expiration of statute of limitations on our "check-the-box" election made in 2015 to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes, which had a favorable impact of 4.6% on the effective tax rate. For the three months ended September 30, 2018, our effective tax rate was 14.4% as we recognized income tax expense from continuing operations of $1.4 million on income from continuing operations of $9.6 million. The effective tax rate of 14.4% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0% primarily due to a discrete tax benefit of $0.8 million for U.S. federal return to provision adjustments related to the 2017 corporate income tax return, which had a favorable impact of 8.6% on the effective tax rate. In addition, the third quarter of 2018 included a discrete tax benefit of $0.4 million for foreign return to provision adjustments, which had a favorable impact of 3.7% on the effective tax rate.
For the nine months ended September 30, 2019, our effective tax rate was 20.8% as we recognized income tax expense from continuing operations of $7.3 million on income from continuing operations of $34.9 million. The effective tax rate of 20.8% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to $1.0 million of discrete tax benefit recognized primarily in the third quarter of 2019 related to U.S. federal and foreign return to provision adjustments, which had a favorable impact of 2.8% on the effective tax rate. In addition, we recognized a $0.7 million discrete tax benefit in the third quarter of 2019 related to a previously unrecognized tax benefit due to the expiration of statute of limitations on our "check-the-box" election made in 2015 to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes, which had a favorable impact of 2.1% on the effective tax rate. For the nine months ended September 30, 2018, our effective tax rate was 28.6% as we recognized income tax expense from continuing operations of $4.4 million on income from continuing operations of $15.3 million. The effective tax rate of 28.6% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0% primarily due to discrete tax expense of $1.2 million for share-based compensation awards that vested during the first quarter of 2018, which had an unfavorable impact of 8.1% on the effective tax rate. This unfavorable discrete item was partially offset by a $0.9 million discrete tax benefit recorded in the third quarter of 2018 related to U.S. federal and foreign return to provision adjustments, which had a favorable impact of 6.1% on the effective tax rate.
As of September 30, 2019, we had $0.1 million of unrecognized tax benefits which would affect the effective tax rate of continuing operations if recognized.
14. Commitments, Contingencies and Guarantees
Litigation
During the nine months ended September 30, 2018, we reached a settlement agreement related to Huron's claim in a class action lawsuit, resulting in a gain of $2.5 million.
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
Guarantees
Guarantees in the form of letters of credit totaling $1.5 million and $1.6 million were outstanding at September 30, 2019 and December 31, 2018, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of September 30, 2019, the total estimated fair value of our contingent consideration liabilities was zero. As of December 31, 2018, the total estimated fair value of our contingent consideration liabilities was $11.4 million.
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
The table below sets forth information about our operating segments for the three and nine months ended September 30, 2019 and 2018, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Healthcare:
Revenues	$100,000	$90,417	$295,621	$271,812
Operating income	$32,863	$26,640	$94,058	$78,172
Segment operating income as a percentage of segment revenues	32.9%	29.5%	31.8%	28.8%
Business Advisory:
Revenues	$62,519	$57,175	$183,602	$170,790
Operating income	$11,942	$11,815	$32,997	$35,031
Segment operating income as a percentage of segment revenues	19.1%	20.7%	18.0%	20.5%
Education:
Revenues	$56,770	$50,856	$165,265	$147,069
Operating income	$14,413	$15,014	$43,235	$37,694
Segment operating income as a percentage of segment revenues	25.4%	29.5%	26.2%	25.6%
Total Company:
Revenues	$219,289	$198,448	$644,488	$589,671
Reimbursable expenses	23,636	21,296	65,787	59,648
Total revenues and reimbursable expenses	$242,925	$219,744	$710,275	$649,319

Segment operating income	$59,218	$53,469	$170,290	$150,897
Items not allocated at the segment level:
Other operating expenses	32,310	30,460	105,369	94,585
Litigation and other losses (gains), net	(630)	887	(1,571)	(4,990)
Depreciation and amortization	6,962	8,561	21,285	26,281
Other expense, net	4,456	3,921	10,326	19,767
Income from continuing operations before taxes	$16,120	$9,640	$34,881	$15,254

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$65,610	$24,333	$12,418	$102,361
Time and expense	12,307	35,212	39,688	87,207
Performance-based	16,313	1,614	—	17,927
Software support, maintenance and subscriptions	5,770	1,360	4,664	11,794
Total	$100,000	$62,519	$56,770	$219,289

Employee Type (1)
Revenue generated by full-time billable consultants	$72,142	$60,131	$48,928	$181,201
Revenue generated by full-time equivalents	27,858	2,388	7,842	38,088
Total	$100,000	$62,519	$56,770	$219,289

Timing of Revenue Recognition
Revenue recognized over time	$98,204	$62,519	$56,274	$216,997
Revenue recognized at a point in time	1,796	—	496	2,292
Total	$100,000	$62,519	$56,770	$219,289

	Nine Months Ended September 30, 2019
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$188,875	$72,693	$37,926	$299,494
Time and expense	39,345	104,325	114,122	257,792
Performance-based	50,144	2,810	—	52,954
Software support, maintenance and subscriptions	17,257	3,774	13,217	34,248
Total	$295,621	$183,602	$165,265	$644,488

Employee Type (1)
Revenue generated by full-time billable consultants	$206,508	$177,279	$144,338	$528,125
Revenue generated by full-time equivalents	89,113	6,323	20,927	116,363
Total	$295,621	$183,602	$165,265	$644,488

Timing of Revenue Recognition
Revenue recognized over time	$289,452	$183,602	$164,164	$637,218
Revenue recognized at a point in time	6,169	—	1,101	7,270
Total	$295,621	$183,602	$165,265	$644,488

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

At September 30, 2019 and December 31, 2018, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the three and nine months ended September 30, 2019 and 2018, no single client generated greater than 10% of our consolidated revenues.

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
Fixed-fee engagements represented 46.7% and 47.3% of our revenues for the three months ended September 30, 2019 and 2018, respectively, and 46.5% and 47.7% of our revenues for the nine months ended September 30, 2019 and 2018, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Healthcare Leadership solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 39.7% and 43.1% of our revenues for the three months ended September 30, 2019 and 2018, respectively, and 40.0% and 41.6% of our revenues for the nine months ended September 30, 2019 and 2018, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our fixed-fee or time-and-expense engagements. We recognize revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Performance-based fee revenues represented 8.2% and 4.2% of our revenues for the three months ended September 30, 2019 and 2018, respectively, and 8.2% and 5.2% of our revenues for the nine months ended September 30, 2019 and 2018, respectively. The level of performance-based fees earned may vary based on our clients' risk sharing preferences and the mix of services we provide.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are billed in advance and included in deferred revenues until recognized. Software support, maintenance and subscription revenues represented 5.4% of our revenues for both the three months ended September 30, 2019 and 2018, and 5.3% and 5.5% of our revenues for the nine months ended September 30, 2019 and 2018, respectively.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Healthcare:
Revenues	$100,000	$90,417	$295,621	$271,812
Operating income	$32,863	$26,640	$94,058	$78,172
Segment operating income as a percentage of segment revenues	32.9%	29.5%	31.8%	28.8%
Business Advisory:
Revenues	$62,519	$57,175	$183,602	$170,790
Operating income	$11,942	$11,815	$32,997	$35,031
Segment operating income as a percentage of segment revenues	19.1%	20.7%	18.0%	20.5%
Education:
Revenues	$56,770	$50,856	$165,265	$147,069
Operating income	$14,413	$15,014	$43,235	$37,694
Segment operating income as a percentage of segment revenues	25.4%	29.5%	26.2%	25.6%
Total Company:
Revenues	$219,289	$198,448	$644,488	$589,671
Reimbursable expenses	23,636	21,296	65,787	59,648
Total revenues and reimbursable expenses	$242,925	$219,744	$710,275	$649,319
Statements of Operations reconciliation:
Segment operating income	$59,218	$53,469	$170,290	$150,897
Items not allocated at the segment level:
Other operating expenses	32,310	30,460	105,369	94,585
Litigation and other losses (gains), net	(630)	887	(1,571)	(4,990)
Depreciation and amortization	6,962	8,561	21,285	26,281
Operating income	20,576	13,561	45,207	35,021
Other expense, net	(4,456)	(3,921)	(10,326)	(19,767)
Income from continuing operations before taxes	16,120	9,640	34,881	15,254
Income tax expense	2,414	1,391	7,256	4,365
Net income from continuing operations	$13,706	$8,249	$27,625	$10,889
Earnings per share from continuing operations:
Basic	$0.62	$0.38	$1.26	$0.50
Diluted	$0.61	$0.37	$1.23	$0.50

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Operating Data:	2019	2018	2019	2018
Number of full-time billable consultants (at period end) (1):
Healthcare	886	829	886	829
Business Advisory	954	775	954	775
Education	727	618	727	618
Total	2,567	2,222	2,567	2,222
Average number of full-time billable consultants (for the period) (1):
Healthcare	858	821	835	802
Business Advisory	920	735	876	761
Education	698	607	665	579
Total	2,476	2,163	2,376	2,142
Full-time billable consultant utilization rate (2):
Healthcare	81.8%	81.2%	80.4%	81.6%
Business Advisory	72.0%	74.4%	72.7%	71.7%
Education	75.5%	77.3%	76.7%	76.8%
Total	76.3%	77.8%	76.5%	76.8%
Full-time billable consultant average billing rate per hour (3):
Healthcare	$226	$211	$225	$205
Business Advisory (4)	$193	$213	$195	$212
Education	$197	$205	$200	$203
Total (4)	$206	$210	$207	$207
Revenue per full-time billable consultant (in thousands):
Healthcare	$84	$76	$247	$229
Business Advisory	$65	$74	$202	$214
Education	$70	$74	$217	$222
Total	$73	$75	$222	$222
Average number of full-time equivalents (for the period) (5):
Healthcare	217	228	237	215
Business Advisory	19	28	14	23
Education	52	40	44	41
Total	288	296	295	279
Revenue per full-time equivalent (in thousands):
Healthcare	$128	$123	$375	$409
Business Advisory	$126	$99	$465	$355
Education	$151	$149	$480	$447
Total	$132	$124	$395	$410

(1)	Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.

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

(4)
The Business Advisory segment includes operations of Huron Eurasia India. Absent the impact of Huron Eurasia India, the average billing rate per hour for the Business Advisory segment would have been $221 and $241 for the three months ended September 30, 2019 and 2018, respectively; and $220 and $242 for the nine months ended September 30, 2019 and 2018, respectively.

Absent the impact of Huron Eurasia India, Huron's consolidated average billing rate per hour would have been $216 and $218 for the three months ended September 30, 2019 and 2018, respectively; and $216 for both the nine months ended September 30, 2019 and 2018.

(5)
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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$219,289	$198,448	$644,488	$589,671
Net income from continuing operations	$13,706	$8,249	$27,625	$10,889
Add back:
Income tax expense	2,414	1,391	7,256	4,365
Interest expense, net of interest income	4,374	4,628	13,156	14,636
Depreciation and amortization	8,124	9,570	24,735	29,476
Earnings before interest, taxes, depreciation and amortization (EBITDA)	28,618	23,838	72,772	59,366
Add back:
Restructuring charges	127	(31)	2,156	2,665
Litigation and other losses (gains), net	(630)	887	(1,571)	(4,990)
Loss on sale of business	—	32	—	5,863
Transaction-related expenses	563	—	2,613	—
Foreign currency transaction losses, net	114	9	36	196
Adjusted EBITDA	$28,792	$24,735	$76,006	$63,100
Adjusted EBITDA as a percentage of revenues	13.1%	12.5%	11.8%	10.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income from continuing operations	$13,706	$8,249	$27,625	$10,889
Weighted average shares - diluted	22,561	22,110	22,425	21,947
Diluted earnings per share from continuing operations	$0.61	$0.37	$1.23	$0.50
Add back:
Amortization of intangible assets	4,205	5,934	13,036	18,233
Restructuring charges	127	(31)	2,156	2,665
Litigation and other losses (gains), net	(630)	887	(1,571)	(4,990)
Non-cash interest on convertible notes	2,171	2,070	6,436	6,138
Loss on sale of business	—	32	—	5,863
Transaction-related expenses	563	—	2,613	—
Tax effect of adjustments	(1,673)	(2,312)	(5,909)	(7,109)
Tax benefit related to the enactment of Tax Cut and Jobs Act of 2017	—	(747)	—	(615)
Tax benefit related to "check-the-box" election	(736)	—	(736)	—
Total adjustments, net of tax	4,027	5,833	16,025	20,185
Adjusted net income from continuing operations	$17,733	$14,082	$43,650	$31,074
Weighted average shares - diluted	22,561	22,110	22,425	21,947
Adjusted diluted earnings per share from continuing operations	$0.79	$0.64	$1.95	$1.42
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
Litigation and other losses (gains), net: We have excluded the effects of litigation and other losses (gains), net which primarily consist of net remeasurement losses and gains related to contingent acquisition liabilities and the litigation settlement gain recorded in the second quarter of 2018 to permit comparability with periods that were not impacted by these items.
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
Loss on sale of business: We excluded the effect of the loss on the sale of the Middle East practice within the Business Advisory segment in the second quarter of 2018. Divestitures of businesses are infrequent and are not indicative of the ongoing performance of our business.
Transaction-related expenses: To permit comparability with prior periods, we excluded the impact of transaction-related expenses for acquisitions, whether or not ultimately consummated, and which primarily relate to third-party legal and accounting fees. The transaction-related expenses incurred in the three and nine months ended September 30, 2019 primarily related to the evaluation of a potential acquisition that ultimately did not consummate.
Foreign currency transaction losses, net: We have excluded the effect of foreign currency transaction losses from the calculation of adjusted EBITDA because the amount of each loss or gain is significantly affected by changes in foreign exchange rates.
Tax effect of adjustments: The non-GAAP income tax adjustment reflects the incremental tax impact applicable to the non-GAAP adjustments.
Tax benefit related to the enactment of Tax Cuts and Jobs Act of 2017 ("2017 Tax Reform"): We have excluded the impact of the 2017 Tax Reform, which was enacted in the fourth quarter of 2017. In the first quarter of 2018, we recorded an adjustment to our estimated one-time income tax expense related to the transition tax on accumulated foreign earnings; and in the third quarter of 2018, we recorded a U.S. federal return to provision adjustment related to 2017 Tax Reform items on our 2017 corporate tax return. The exclusion of the 2017 Tax Reform impact permits comparability with periods that were not impacted by this item.
Tax benefit related to "check-the-box" election: We have excluded the positive impact of a tax benefit, recorded in the third quarter of 2019, from recognizing a previously unrecognized tax benefit due to the expiration of statute of limitations on our "check-the-box" election made in 2015 to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes. The exclusion of this discrete tax benefit permits comparability with periods that were not impacted by this item. Refer to Note 13 "Income Taxes" within the notes to the consolidated financial statements for additional information.
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
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenues
Revenues increased $20.8 million, or 10.5%, to $219.3 million for the third quarter of 2019 from $198.4 million for the third quarter of 2018. Of the overall $20.8 million increase in revenues, $19.5 million was attributable to an increase in revenues from our full-time billable consultants and $1.3 million was attributable to an increase in revenues from our full-time equivalents.
The increase in full-time billable consultant revenues reflected strengthened demand for services in all of our segments, as discussed below in Segment Results, and was primarily attributable to an increase in the average number of billable consultants, partially offset by a decrease in the consultant utilization rate and average billing rate for the third quarter of 2019 compared to the same prior year period.
The increase in full-time equivalent revenues was primarily attributable to our Education segment, as discussed below in Segment Results; and reflected an increase in revenue per full-time equivalent; partially offset by a decrease in the average number of full-time equivalents for the third quarter of 2019 compared to the same prior year period.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $14.6 million, or 11.3%, to $144.2 million in the three months ended September 30, 2019, from $129.6 million in the three months ended September 30, 2018. The $14.6 million increase primarily related to a $9.9 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in our Business Advisory and Education segments; a $3.7 million increase in performance bonus expense for our revenue-generating professionals; and a $1.5 million increase in share-based compensation expense for our revenue-generating professionals. These increases were partially offset by a $0.5 million decrease in signing, retention and other bonus expense for our revenue-generating professionals. As a percentage of revenues, our total direct costs increased to 65.8% during the third quarter of 2019 compared to 65.3% during the third quarter of 2018, primarily due to the increases in performance bonus expense and share-based compensation expense for our revenue-generating professionals, as percentages of revenues, partially offset by the decrease in signing, retention and other bonus expense for our revenue-generating professionals and revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals.
Total direct costs for the three months ended September 30, 2019 included $1.2 million of amortization expense for internal software development costs and intangible assets, compared to $1.0 million of amortization expense for the same prior year period. The $0.2 million increase in amortization expense was primarily attributable to an increase in amortization for internal software development costs. Intangible asset amortization included within direct costs for the three months ended September 30, 2019 and 2018 primarily related to technology and software, certain customer relationships and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses increased by $2.2 million, or 4.8%, to $48.1 million in the third quarter of 2019 from $45.9 million in the third quarter of 2018. The overall $2.2 million increase primarily related to a $1.2 million increase in share-based compensation expense for our support personnel; a $1.0 million increase in computer and related equipment expenses; and a $0.6 million increase in legal expenses. These increases were partially offset by a $0.8 million decrease in travel and entertainment expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 21.9% during the third quarter of 2019 compared to 23.1% during the third quarter of 2018. This decrease was primarily attributable to revenue growth that outpaced an increase in salaries and related expenses for our support personnel, as well as decreases in travel and entertainment expenses and facilities expense. These decreases were partially offset by the increases in share-based compensation expense for our support personnel and computer and related equipment expenses, as percentages of revenues.
Restructuring charges for the third quarter of 2019 were $0.1 million and netted to an immaterial amount for the third quarter of 2018.The $0.1 million charge recognized in the third quarter of 2019 primarily related to workforce reductions as we continue to better align resources with market demand.

The restructuring charges incurred in the third quarter of 2018 consisted of a $0.3 million decrease in the accrual of remaining lease payments, net of estimated sublease income, as a result of updated lease assumptions for our San Francisco office vacated in the third quarter of 2017, which was accounted for in accordance with ASC 840, Leases; and a net $0.2 million charge related to workforce reductions to better align resources with market demand. See Note 9 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other losses (gains), net totaled a gain of $0.6 million for the third quarter of 2019, and consisted of remeasurement gains to decrease the estimated fair value of our liabilities for contingent consideration payments related to a business acquisition. Litigation and other losses (gains), net totaled a net loss of $0.9 million for the third quarter of 2018, and consisted of net remeasurement losses to increase the estimated fair value of contingent consideration liabilities. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense decreased $1.6 million, or 18.7%, to $7.0 million in the three months ended September 30, 2019 compared to $8.6 million in the three months ended September 30, 2018. The $1.6 million decrease in depreciation and amortization expense was primarily attributable to decreasing amortization expense of the trade name and customer relationships acquired in our Studer Group acquisition, due to the accelerated basis of amortization in prior periods, as well as certain customer relationships acquired in other business acquisitions that were fully amortized in prior periods. Intangible asset amortization expense included within operating expenses primarily related to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Income
Operating income increased $7.0 million to $20.6 million in the third quarter of 2019 from $13.6 million in the third quarter of 2018. Operating margin, which is defined as operating income expressed as a percentage of revenues, was 9.4% in the three months ended September 30, 2019, compared to 6.8% in the three months ended September 30, 2018. The increase in operating margin was primarily attributable to the decrease in intangible asset amortization, revenue growth that outpaced the increase in salaries and related expenses for our support personnel, and the decrease in litigation and other losses (gains), net; partially offset by the increases in performance bonus expense and share-based compensation expense for our revenue-generating professionals, as percentages of revenues.
Other Expense, Net
Total other expense, net increased $0.5 million to $4.5 million in the third quarter of 2019 from $3.9 million in the third quarter of 2018. The increase in other expense, net was primarily attributable to the immaterial gain recognized during the first nine months of 2019 for the market value of our investments that are used to fund our deferred compensation liability, compared to a gain of $0.7 million recognized during the third quarter of 2018, partially offset by a decrease in interest expense, net of interest income recognized in the third quarter of 2019 compared to the third quarter of 2018. Interest expense, net of interest income decreased $0.3 million to $4.4 million in the third quarter of 2019 from $4.6 million in the third quarter of 2018. The decrease in interest expense was due to lower levels of borrowing under our credit facility, partially offset by higher interest rates during the third quarter of 2019 compared to the third quarter of 2018.
Income Tax Expense
For the three months ended September 30, 2019, our effective tax rate was 15.0% as we recognized income tax expense from continuing operations of $2.4 million on income from continuing operations of $16.1 million. The effective tax rate of 15.0% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to a discrete tax benefit of $0.7 million for U.S. federal return to provision adjustments related to the 2018 corporate income tax return, which had a favorable impact of 4.6% on the effective tax rate. In addition, we recognized a $0.7 million discrete tax benefit related to a previously unrecognized tax benefit due to the expiration of statute of limitations on our "check-the-box" election made in 2015 to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes, which had a favorable impact of 4.6% on the effective tax rate. For the three months ended September 30, 2018, our effective tax rate was 14.4% as we recognized income tax expense from continuing operations of $1.4 million on income from continuing operations of $9.6 million. The effective tax rate of 14.4% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0% primarily due to a discrete tax benefit of $0.8 million for U.S. federal return to provision adjustments related to the 2017 corporate income tax return, which had a favorable impact of 8.6% on the effective tax rate. In addition, the third quarter of 2018 included a discrete tax benefit of $0.4 million for foreign return to provision adjustments, which had a favorable impact of 3.7% on the effective tax rate.

Net Income from Continuing Operations
Net income from continuing operations increased $5.5 million to $13.7 million for the three months ended September 30, 2019 from $8.2 million for the same period last year. As a result of the increase in net income from continuing operations, diluted income per share from continuing operations for the third quarter of 2019 was $0.61 compared to $0.37 for the third quarter of 2018.
EBITDA and Adjusted EBITDA
EBITDA increased $4.8 million to $28.6 million for the three months ended September 30, 2019 from $23.8 million for the three months ended September 30, 2018. Adjusted EBITDA increased $4.1 million to $28.8 million in the third quarter of 2019 from $24.7 million in the third quarter of 2018. The increases in EBITDA and adjusted EBITDA were primarily attributable to the increase in revenues for the third quarter of 2019 compared to the third quarter of 2018, partially offset by the increases in selling, general and administrative expenses, salaries and related expenses for our revenue-generating professionals, and performance bonus expense for our revenue-generating professionals.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $3.7 million to $17.7 million in the third quarter of 2019 compared to $14.1 million in the third quarter of 2018. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.79 for the third quarter of 2019, compared to $0.64 for the third quarter of 2018.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $9.6 million, or 10.6%, to $100.0 million for the third quarter of 2019 from $90.4 million for the third quarter of 2018.
During the three months ended September 30, 2019, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 65.6%, 12.3%, 16.3%, and 5.8% of this segment’s revenues, respectively, compared to 66.8%, 17.4%, 9.3%, and 6.5% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $16.3 million for the third quarter of 2019 compared to $8.4 million for the third quarter of 2018. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
The overall $9.6 million increase in revenues was attributable to an increase in revenues from our full-time billable consultants. The increase in revenues attributable to our full-time billable consultants reflected increases in the average billing rate, the average number of billable consultants and the consultant utilization rate in the third quarter of 2019 compared to the same prior year period.
Operating Income
Healthcare segment operating income increased $6.2 million, or 23.4%, to $32.9 million for the three months ended September 30, 2019 from $26.6 million for the three months ended September 30, 2018. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 32.9% for the third quarter of 2019 from 29.5% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and support personnel, as well as decreases in contractor expense and restructuring charges; partially offset by an increase in performance bonus expense and share-based compensation expense for our revenue-generating professionals, as a percentage of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $5.3 million, or 9.3%, to $62.5 million for the third quarter of 2019 from $57.2 million for the third quarter of 2018.
During the three months ended September 30, 2019, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 38.9%, 56.3%, 2.6%, and 2.2% of this segment’s revenues, respectively. During the three months ended September 30, 2018, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 42.2%, 56.3%, and 1.5% of this segment's revenues, respectively, for the same prior year period. Performance-based fee revenue was $1.6 million for the third quarter of 2019 and was immaterial for the third quarter of 2018. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.

Of the overall $5.3 million increase in revenues, $5.8 million was attributable to an increase in revenues from our full-time billable consultants; partially offset by a $0.4 million decrease in revenues generated by our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the average number of billable consultants, partially offset by decreases in the average billing rate and the consultant utilization rate in the third quarter of 2019 compared to the same prior year period. The decrease in revenues generated by our full-time equivalents was driven by a decreased use of contractors; and reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the third quarter of 2019 compared to the same prior year period.
Operating Income
Business Advisory segment operating income increased by $0.1 million, or 1.1%, to $11.9 million for the three months ended September 30, 2019 from $11.8 million for the three months ended September 30, 2018. The Business Advisory segment operating margin decreased to 19.1% for the third quarter of 2019 from 20.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses, performance bonus expense and share-based compensation expense for our revenue-generating professionals, all as percentages of revenues; partially offset by decreases in signing, retention and other bonus expense for our revenue-generating professionals, practice and administration expenses, and contractor expense.
Education
Revenues
Education segment revenues increased $5.9 million, or 11.6%, to $56.8 million for the third quarter of 2019 from $50.9 million for the third quarter of 2018.
During the three months ended September 30, 2019, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 21.9%, 69.9%, and 8.2% of this segment’s revenues, respectively, compared to 18.2%, 74.0%, and 7.8% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $5.9 million increase in revenues, $4.1 million was attributable to our full-time billable consultants and $1.9 million was attributable to our full-time equivalents. The increase in revenues attributable to our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and the consultant utilization rate in the third quarter of 2019 compared to the same prior year period. The increase in revenues from our full-time equivalents was primarily driven by an increase in software and data hosting revenues; and reflected increases in the average number of full-time equivalents and revenue per full-time equivalent in the third quarter of 2019 compared to the same prior year period.
Operating Income
Education segment operating income decreased $0.6 million, or 4.0%, to $14.4 million for the three months ended September 30, 2019 from $15.0 million for the three months ended September 30, 2018. The Education segment operating margin decreased to 25.4% for the third quarter of 2019 from 29.5% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue generating professionals; contractor expense; share-based compensation expense and performance bonus expense for our revenue-generating professionals; and promotion and marketing expense, all as percentages of revenues.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenues
Revenues increased $54.8 million, or 9.3%, to $644.5 million for the first nine months of 2019 from $589.7 million for the first nine months of 2018. Of the overall $54.8 million increase in revenues, $53.1 million was attributable to an increase in revenues from our full-time billable consultants and $1.7 million was attributable to our full-time equivalents.
The increase in full-time billable consultant revenues was attributable to strengthened demand for services in all of our segments, as discussed below in Segment Results; and reflected an overall increase in the average number of full-time billable consultants during the first nine months of 2019 compared to the same prior year period.
The increase in full-time equivalent revenues was attributable to increases in full-time equivalent revenues in our Education and Healthcare segments, largely offset by a decrease in full-time equivalent revenues in our Business Advisory segment, as discussed below in Segment Results; and reflected an overall increase in the average number of full-time equivalents, partially offset by an overall decrease in revenue per full-time equivalent.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $33.7 million, or 8.6%, to $425.9 million for the nine months ended September 30, 2019, from $392.2 million for the nine months ended September 30, 2018. The overall $33.7 million increase primarily related to an $18.2 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in our Education and Business Advisory segments; an $11.5 million increase in performance bonus expense for our revenue-generating professionals; a $2.9 million increase in share-based compensation expense for our revenue-generating professionals; and a $1.2 million increase in contractor expense. As a percentage of revenues, our total direct costs decreased to 66.1% during the first nine months of 2019 compared to 66.5% during the first nine months of 2018 primarily due to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, partially offset by the increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues.
Total direct costs for the nine months ended September 30, 2019 included $3.5 million of amortization expense for internal software development costs and intangible assets, compared to $3.2 million of amortization expense for the same prior year period. The $0.3 million increase in amortization expense was attributable to a $0.9 million increase in amortization for internal software development costs, partially offset by a $0.6 million decrease in intangible asset amortization attributable to certain intangible assets acquired in our Studer Group acquisition which were fully amortized in prior periods. Intangible asset amortization included within direct costs for the nine months ended September 30, 2019 and 2018 related to technology and software, certain customer relationships, publishing content and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses increased $12.9 million, or 9.3%, to $151.4 million in the nine months ended September 30, 2019, from $138.5 million in the nine months ended September 30, 2018. The overall $12.9 million increase primarily related to a $5.0 million increase in salaries and related expenses for our support personnel; a $2.4 million increase in share-based compensation expense for our support personnel; a $2.3 million increase in computer and related equipment expenses; a $1.9 million increase in legal expenses; and a $0.7 million increase in performance bonus expense for our support personnel. The increase in legal fees was primarily due to third-party transaction-related expenses related to the evaluation of a potential acquisition that ultimately did not consummate. As a percentage of revenues, selling, general and administrative expenses was 23.5% for both the first nine months of 2019 and 2018.
Restructuring charges for the first nine months of 2019 totaled $2.2 million, compared to $2.7 million for the first nine months of 2018. During the first quarter of 2019, we exited a portion of our Lake Oswego, Oregon corporate office resulting in a $0.7 million lease impairment charge on the related operating lease right-of-use ("ROU") asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. The lease impairment charge recognized in the first quarter of 2019 was recognized in accordance with ASC 842, Leases, which we adopted on a modified retrospective basis on January 1, 2019. See Note 2 "Basis of Presentation and Significant Accounting Policies" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for additional information on our adoption of ASC 842. See Note 5 "Leases" within the notes to our consolidated financial statements for additional information on the long-lived asset impairment test performed in the first quarter of 2019. In the second quarter of 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office space in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily related to accelerated depreciation on related furniture and fixtures. Additional restructuring charges during the first nine months of 2019 include $0.5 million related to workforce reductions as we continue to better align resources with market demand.
The $2.7 million restructuring charge incurred in the first nine months of 2018 primarily consisted of $1.2 million related to workforce reductions to better align resources with market demand; $0.7 million related to the accrual of remaining lease payments, net of estimated sublease income, and accelerated depreciation on leasehold improvements due to exiting a portion of our Middleton, Wisconsin office in the second quarter of 2018; $0.3 million related to updated lease assumptions for our San Francisco office vacated in the third quarter of 2017; and $0.3 million related to the divestiture of our Middle East practice within the Business Advisory segment in the second quarter of 2018. During the second quarter of 2018, we sold our Middle East practice to a former employee who was the practice leader of that business at the time; and we recorded a $5.9 million loss for the nine months ended September 30, 2018, which is included in other income (expense), net in our consolidated statements of operations. The restructuring charges recorded in the first nine months of 2018 related to office space reductions were accounted for in accordance with ASC 840, Leases. See Note 9 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other losses (gains), net totaled a gain of $1.6 million for the nine months ended September 30, 2019, which primarily consisted of $1.5 million of remeasurement gains to decrease the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions. Litigation and other losses (gains), net totaled a gain of $5.0 million for the nine months ended September 30, 2018, which consisted of a $2.5 million litigation settlement gain for the resolution of Huron's claim in a class action lawsuit in the second quarter of 2018 and $2.5 million of net remeasurement gains to decrease the estimated fair value of our contingent consideration liabilities. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 11 "Fair Value of Financial Instruments" within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Depreciation and amortization expense decreased by $5.0 million, or 19.0%, to $21.3 million in the nine months ended September 30, 2019, from $26.3 million in the nine months ended September 30, 2018. The decrease was primarily attributable to decreasing amortization expense of the trade name and customer relationships acquired in our Studer Group acquisition and certain customer relationships acquired in other business acquisitions, due to the accelerated basis of amortization in prior periods, as well as certain other customer relationships acquired in business acquisitions that were fully amortized in prior periods. Intangible asset amortization included within operating expenses for the nine months ended September 30, 2019 and 2018 primarily related to certain customer relationships, trade names and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Income
Operating income increased $10.2 million to $45.2 million in the first nine months of 2019 from $35.0 million in the first nine months of 2018. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 7.0% for the nine months ended September 30, 2019, compared to 5.9% for the nine months ended September 30, 2018. The increase in operating margin was primarily attributable to the revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and the decrease in intangible asset amortization expense; partially offset by the increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues.
Other Expense, Net
Total other expense, net decreased by $9.4 million to $10.3 million in the first nine months of 2019 from $19.8 million in the first nine months of 2018. The decrease in total other expense, net was primarily attributable to a $5.9 million loss recorded in the first nine months of 2018 related to the divestiture of our Middle East practice within our Business Advisory segment. During the second quarter of 2018, we sold our Middle East business to a former employee who was the practice leader of that business at the time. The decrease in total other expense, net was also attributable to a $2.8 million gain recognized during the first nine months of 2019 for the market value of our investments that are used to fund our deferred compensation liability, compared to a gain of $0.9 million during the first nine months of 2018. Interest expense, net of interest income decreased $1.5 million to $13.2 million in the first nine months of 2019 from $14.6 million in the first nine months of 2018. The decrease in interest expense was due to lower levels of borrowing under our credit facility during the first nine months of 2019 compared to the same prior year period, partially offset by higher interest rates during the first nine months of 2019 compared to the same prior year period.
Income Tax Expense
For the nine months ended September 30, 2019, our effective tax rate was 20.8% as we recognized income tax expense from continuing operations of $7.3 million on income from continuing operations of $34.9 million. The effective tax rate of 20.8% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to $1.0 million of discrete tax benefit recognized primarily in the third quarter of 2019 related to U.S. federal and foreign return to provision adjustments, which had a favorable impact of 2.8% on the effective tax rate. In addition, we recognized a $0.7 million discrete tax benefit in the third quarter of 2019 related to a previously unrecognized tax benefit due to the expiration of statute of limitations on our "check-the-box" election made in 2015 to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes, which had a favorable impact of 2.1% on the effective tax rate. For the nine months ended September 30, 2018, our effective tax rate was 28.6% as we recognized income tax expense from continuing operations of $4.4 million on income from continuing operations of $15.3 million. The effective tax rate of 28.6% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0% primarily due to discrete tax expense of $1.2 million for share-based compensation awards that vested during the first quarter of 2018, which had an unfavorable impact of 8.1% on the effective tax rate. This unfavorable discrete item was partially offset by a $0.9 million discrete tax benefit recorded in the third quarter of 2018 related to U.S. federal and foreign return to provision adjustments, which had a favorable impact of 6.1% on the effective tax rate.
Net Income from Continuing Operations
Net income from continuing operations increased by $16.7 million to $27.6 million for the nine months ended September 30, 2019, from $10.9 million for the same prior year period. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first nine months of 2019 was $1.23 compared to $0.50 for the first nine months of 2018.
EBITDA and Adjusted EBITDA
EBITDA increased $13.4 million to $72.8 million for the nine months ended September 30, 2019, from $59.4 million for the nine months ended September 30, 2018. Adjusted EBITDA increased $12.9 million to $76.0 million in the first nine months of 2019 from $63.1 million in the first nine months of 2018. The increase in EBITDA was primarily attributable to the increase in revenues for the first nine months of 2019 compared to the same prior year period and the loss on the divestiture of our Middle East business within our Business Advisory segment recorded in the first nine months of 2018. These increases to EBITDA were partially offset by the increases in salaries and related expenses for our revenue-generating professionals, selling, general and administrative expenses, and performance bonus expense for our revenue-generating professionals; as well as the decrease in litigation and other gains, net recognized in the first nine months of 2019 compared to the same prior year period. The increase in adjusted EBITDA was primarily attributable to the increase in revenues, partially offset by the increases in salaries and related expenses for our revenue-generating professionals, selling, general and administrative expenses, and performance bonus expense for our revenue-generating professionals in the first nine months of 2019 compared to the same prior year period.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $12.6 million to $43.7 million in the first nine months of 2019 compared to $31.1 million in the first nine months of 2018. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for the first nine months of 2019 was $1.95 compared to $1.42 for the first nine months of 2018.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $23.8 million, or 8.8%, to $295.6 million for the first nine months of 2019 from $271.8 million for the first nine months of 2018.
During the nine months ended September 30, 2019, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 63.9%, 13.3%, 17.0%, and 5.8% of this segment’s revenues, respectively, compared to 67.2%, 15.7%, 10.2%, and 6.9% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $50.1 million during the first nine months of 2019, compared to $27.8 million during the first nine months of 2018. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $23.8 million increase in revenues, $22.7 million was attributable to an increase in revenues from our full-time billable consultants and $1.1 million was attributable to our full-time equivalents. The increase in revenues attributable to our full-time billable consultants reflected increases in the average billing rate and the average number of full-time billable consultants, partially offset by a decrease in the consultant utilization rate in the first nine months of 2019 compared to the same prior year period. The increase in revenues attributable to our full-time equivalents reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the first nine months of 2019 compared to the same prior year period.
Operating Income
Healthcare segment operating income increased $15.9 million, or 20.3%, to $94.1 million for the nine months ended September 30, 2019, from $78.2 million for the nine months ended September 30, 2018. The Healthcare segment operating margin increased to 31.8% for the first nine months of 2019 from 28.8% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, partially offset by an increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $12.8 million, or 7.5%, to $183.6 million for the first nine months of 2019 from $170.8 million for the first nine months of 2018.
During the first nine months of 2019, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 39.6%, 56.8%, 1.5%, and 2.1% of this segment’s revenues, respectively, compared to 41.0%, 55.3%, 1.8%, and 1.9% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $2.8 million for the first nine months of 2019, compared to $3.1 million for the first nine months of 2018. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $12.8 million increase in revenues, $14.7 million was attributable to an increase in revenues from our full-time billable consultants, partially offset by a $1.9 million decrease in revenues attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants was primarily driven by increases in the average number of full-time billable consultants and the consultant utilization rate, partially offset by a decrease in the average billing rate in the first nine months of 2019 compared to the same prior year period. The decrease in revenues from our full-time equivalents was driven by a decreased use of contractors and our part-time project consultants; and reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the first nine months of 2019 compared to the same prior year period.

Operating Income
Business Advisory segment operating income decreased by $2.0 million, or 5.8%, to $33.0 million for the nine months ended September 30, 2019, from $35.0 million for the nine months ended September 30, 2018. The Business Advisory segment operating margin decreased to 18.0% for the first nine months of 2019 from 20.5% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues.
Education
Revenues
Education segment revenues increased $18.2 million, or 12.4%, to $165.3 million for the first nine months of 2019 from $147.1 million for the first nine months of 2018.
For the nine months ended September 30, 2019, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 22.9%, 69.1%, and 8.0% of this segment’s revenues, respectively, compared to 19.5%, 73.5%, and 7.0% of this segment's revenues, respectively, during the same prior year period.
Of the overall $18.2 million increase in revenues, $15.7 million was attributable to revenues generated by our full-time billable consultants and $2.5 million was attributable to revenues generated by our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the average number of full-time billable consultants; partially offset by a decrease in the average billing rate in the first nine months of 2019 compared to the same prior year period. The increase in revenues from our full-time equivalents was primarily driven by an increase in software and data hosting revenues; and reflected increases in revenue per full-time equivalent and the average number of full-time equivalents in the first nine months of 2019 compared to the same prior year period.
Operating Income
Education segment operating income increased $5.5 million, or 14.7%, to $43.2 million for the nine months ended September 30, 2019, from $37.7 million for the nine months ended September 30, 2018. The Education segment operating margin increased to 26.2% for the first nine months of 2019 from 25.6% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and a decrease in practice administration and meetings expenses; partially offset by an increase in contractor expense, as a percentage of revenues.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased $16.3 million to $49.4 million at September 30, 2019 from $33.1 million at December 31, 2018. As of September 30, 2019, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2019	2018
Net cash provided by operating activities	$51,745	$48,867
Net cash used in investing activities	(24,420)	(13,496)
Net cash used in financing activities	(11,060)	(43,141)
Effect of exchange rate changes on cash	38	(114)
Net increase (decrease) in cash and cash equivalents	$16,303	$(7,884)
Operating Activities
Net cash provided by operating activities totaled $51.7 million for the nine months ended September 30, 2019, compared to of $48.9 million for the nine months ended September 30, 2018, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The increase in cash provided by operating activities for the first nine months of 2019 compared to cash provided by operating activities in the same prior year period was primarily attributable to an increase in cash collections from clients for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, largely offset by the amount paid for annual performance bonuses during the first quarter of 2019 compared to the first quarter of 2018.

Investing Activities
Net cash used in investing activities was $24.4 million and $13.5 million for the nine months ended September 30, 2019 and 2018, respectively.
The use of cash in the first nine months of 2019 primarily consisted of $10.0 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for new office spaces in certain locations; $7.5 million for payments related to internally developed software; $4.4 million for contributions to our life insurance policies which fund our deferred compensation plan; and $2.5 million for the purchase of a business in the third quarter of 2019.
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
We estimate that cash utilized for purchases of property and equipment and software development in 2019 will be approximately $20 million to $24 million, primarily consisting of software development costs, leasehold improvements for certain office locations, and information technology related equipment to support our corporate infrastructure.
Financing Activities
Net cash used in financing activities was $11.1 million for the nine months ended September 30, 2019. During the first nine months of 2019, we paid $10.0 million to the sellers of certain business acquisitions for achieving specified financial performance targets in accordance with the related purchase agreements. Of the total $10.0 million payments made, $4.7 million is classified as a cash outflow from financing activities and represents the amount paid up to the fair value of the contingent consideration liability recorded as of the acquisition date. The remaining $5.3 million is classified as a cash outflow from operating activities. During the first nine months of 2019, we borrowed $105.5 million under our credit facility, primarily to fund our annual performance bonus payment, and made repayments on our borrowings of $105.9 million.
Net cash used in financing activities was $43.1 million for the nine months ended September 30, 2018. During the first nine months of 2018, we borrowed $179.8 million under our credit facility and made repayments on our borrowings of $213.7 million. During the first nine months of 2018, we paid $7.8 million to the sellers of certain business acquisitions for achieving specified financial performance targets in accordance with the related purchase agreements. Of the total $7.8 million payments made, $4.9 million is classified as a cash outflow from financing activities and represents the amount paid up to the fair value of the contingent consideration liability recorded as of the acquisition date. The remaining $2.9 million is classified as a cash outflow from operating activities.
Share Repurchase Program
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2019 (the "Share Repurchase Program"). During the fourth quarter of 2019, our board of directors authorized an extension of the Share Repurchase Program through October 31, 2020. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. No shares were repurchased in the first nine months of 2019 or 2018. As of September 30, 2019, $35.1 million remains available for share repurchases.
Financing Arrangements
At September 30, 2019, we had $250.0 million principal amount of our 1.25% convertible senior notes outstanding, $50.0 million outstanding under our senior secured credit facility, and $4.0 million outstanding under a promissory note, as discussed below.
1.25% Convertible Senior Notes
In September 2014, we issued $250.0 million principal amount of the Convertible Notes in a private offering. The Convertible Notes are senior unsecured obligations of the Company and paid interest semi-annually on April 1 and October 1 of each year at an annual rate of 1.25%. The Convertible Notes matured on October 1, 2019. Upon maturity, we refinanced $217.0 million of the principal amount of the outstanding Convertible Notes with the borrowing capacity available under our revolving credit facility and funded the remaining $33.0 million principal payment with cash on hand.
In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions were intended to reduce the potential future economic dilution associated with the conversion of the Convertible Notes and, combined with the warrants, effectively raised the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share. The convertible note hedge transactions expired in the third quarter of 2019. The warrants will expire incrementally on 100 different dates from January 6, 2020 to May 28, 2020 and are exercisable at each such expiry date.

The carrying amount of our Convertible Notes as of September 30, 2019 and December 31, 2018, was $250.0 million and $242.6 million, respectively, which represented the $250.0 million principal amount net of unamortized debt discount and issuance costs. The carrying amount of our Convertible Notes is included in current maturities of long-term debt on the consolidated balance sheet.
For further information, see Note 8 “Financing Arrangements” within the notes to our consolidated financial statements.
Senior Secured Credit Facility
The Company has a $600 million senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the "Amended Credit Agreement"), that becomes due and payable in full upon maturity on September 27, 2024. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $150 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $750 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.
Fees and interest on borrowings vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, borrowings under the Amended Credit Agreement will bear interest at one, two, three or six-month LIBOR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.125% per annum and 1.875% per annum, in the case of LIBOR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time.
Amounts borrowed under the Amended Credit Agreement may be prepaid at any time without premium or penalty. We are required to prepay the amounts outstanding under the Amended Credit Agreement in certain circumstances. In addition, we have the right to permanently reduce or terminate the unused portion of the commitments provided under the Amended Credit Agreement at any time.
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At September 30, 2019, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.42 to 1.00 and a Consolidated Interest Coverage Ratio of 15.33 to 1.00.
The Amended Credit Agreement contains restricted payment provisions, including a potential limit on the amount of dividends we may pay. Pursuant to the terms of the Amended Credit Agreement, if our Consolidated Leverage Ratio is greater than 3.25, the amount of dividends and other Restricted Payments (as defined in the Amended Credit Agreement) we may pay is limited to an amount up to $25 million.
Borrowings outstanding under the Amended Credit Agreement at September 30, 2019 totaled $50.0 million. These borrowings carried a weighted average interest rate of 3.3%, including the impact of the interest rate swap in effect as of September 30, 2019 and described in Note 10 “Derivative Instrument and Hedging Activity” within the notes to the consolidated financial statements. Borrowings outstanding under the Amended Credit Agreement at December 31, 2018 were $50.0 million and carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap described in Note 10 “Derivative Instrument and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2019, we had outstanding letters of credit totaling $1.5 million, which are primarily used as security deposits for our office facilities. As of September 30, 2019, the unused borrowing capacity under the revolving credit facility was $548.5 million.
On October 1, 2019, we refinanced $217.0 million of the $250.0 million outstanding principal amount of the Convertible Notes with the borrowing capacity available under our revolving credit facility, which resulted in outstanding borrowings of $267.0 million. As of October 1, 2019, the unused borrowing capacity under the revolving credit facility was $331.5 million and our pro forma Consolidated Leverage Ratio was 2.16 to 1.00.

Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At September 30, 2019, the outstanding principal amount of the promissory note was $4.0 million, and the aircraft had a carrying amount of $5.3 million. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million, and the aircraft had a carrying amount of $5.8 million.
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
On September 27, 2019, we entered into the fourth amendment (the "Fourth Amendment") to the Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the "Amended Credit Facility"). The Fourth Amendment extended the maturity date from March 23, 2023 to September 27, 2024. In addition, the Fourth Amendment provided for, among other things, i) an increase to the Aggregate Revolving Commitments from $500 million to $600 million; ii) a more favorable pricing structure; iii) unlimited Restricted Payments when the Consolidated Leverage Ratio is less than 3.25 to 1.00, and establishes a base amount of allowable Restricted Payments of $25 million when the Consolidated Leverage Ratio is greater than 3.25 to 1.00; and iv) an increase to the maximum permitted Consolidated Leverage Ratio to 3.75 to 1.00, and provides an additional increase to the maximum permitted Consolidated Leverage Ratio to 4.00 to 1.00 upon the occurrence of certain transactions. Borrowings outstanding under the Amended Credit Agreement at September 30, 2019 totaled $50.0 million.
The capitalized terms above are defined in the Amended Credit Facility or Fourth Amendment, as applicable. Refer to "Liquidity and Capital Resources" and Note 8 "Financing Arrangements" within the notes to the consolidated financial statements for more information on our outstanding borrowings.
During October 2019, we entered into an amendment to the office lease agreement for our principal executive offices in Chicago, Illinois. Among other items, this amendment i) extends the term of the lease from September 30, 2024 to September 30, 2029; ii) terminates the lease with respect to certain leased spaces previously vacated; iii) modifies the future base rent payments; and iv) provides abatement of the future base rent payments from October 1, 2019 through January 15, 2021. The amendment increased the contractual obligations related to our Chicago office lease as of October 1, 2019 by $12.7 million, primarily related to the contractual lease payments for the extended term beyond September 30, 2024.
There have been no other material changes to our contractual obligations since December 31, 2018. See Note 2 "Basis of Presentation and Significant Accounting Policies" and Note 3 "New Accounting Pronouncements" within the notes to our consolidated financial statements for information on our adoption of ASC 842, Leases. See Note 5 "Leases" within the notes to our consolidated financial statements for information on our future lease payments and a reconciliation of those lease payments to our operating lease liabilities recorded on our consolidated balance sheet.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies during the first nine months of 2019.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 "New Accounting Pronouncements" within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
The value of our Convertible Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Convertible Notes is affected by our stock price. The carrying value of our Convertible Notes was $250.0 million as of September 30, 2019, which equaled the $250.0 million principal balance due on October 1, 2019. The estimated fair value of our Convertible Notes at September 30, 2019 was $249.5 million, and was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the quarter ended September 30, 2019, which was $99.810 per $100 principal amount. At December 31, 2018, the carrying value of our Convertible Notes was $242.6 million, and the estimated fair value of our Convertible Notes was $242.9 million, which was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market as of the last day of trading for the year ended December 31, 2018, which was $97.176 per $100 principal amount.
Concurrent with the issuance of the Convertible Notes, we entered into separate convertible note hedge and warrant transactions. The convertible note hedge transactions were intended to reduce the potential future economic dilution associated with the conversion of the Convertible Notes and, combined with the warrants, effectively raised the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share. Under the convertible note hedge transactions, we had the option to purchase a total of approximately 3.1 million shares of our common stock, which is the number of shares initially issuable upon conversion of the Convertible Notes in full, at a price of approximately $79.89, which corresponds to the initial conversion price of the Convertible Notes, subject to customary anti-dilution adjustments substantially similar to those in the Convertible Notes. The convertible note hedge transactions expired in the third quarter of 2019. Under the warrant transactions, the holders of the warrants have the option to purchase a total of approximately 3.1 million shares of our common stock at a price of approximately $97.12. If the average market value per share of our common stock for the reporting period exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share. The warrants will expire incrementally on 100 different dates from January 6, 2020 to May 28, 2020 and are exercisable at each such expiry date.
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At September 30, 2019, we had borrowings outstanding under the credit facility totaling $50.0 million that carried a weighted average interest rate of 3.3%, including the impact of the interest rate swap described below. As of September 30, 2019, these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swap, which had a notional amount of $50.0 million. As our variable rate borrowings were fully hedged as of September 30, 2019, a change in the interest rate would have had no impact on our consolidated financial statements. At December 31, 2018, we had borrowings outstanding under the credit facility totaling $50.0 million that carried a weighted average interest rate of 3.7% including the impact of the interest rate swap described below. As of December 31, 2018, these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swap, which had a notional amount of $50.0 million. As our variable rate borrowings were fully hedged as of December 31, 2018, a change in the interest rate would have had no impact on our consolidated financial statements.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At September 30, 2019, the outstanding principal amount of the promissory note was $4.0 million and carried an interest rate of 4.2%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million and carried an interest rate of 4.3%. A hypothetical 100 basis point change in the interest rate as of December 31, 2018 would not have had a material effect on our pretax income.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of September 30, 2019, the fair value of the investment was $60.9 million, with a total cost basis of $27.9 million. At December 31, 2018, the fair value of the investment was $50.4 million, with a total cost basis of $27.9 million.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2019, we reacquired 12,657 shares of common stock with a weighted average fair market value of $58.91 as a result of such tax withholdings.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2019 (the "Share Repurchase Program"). During the fourth quarter of 2019, our board of directors authorized an extension of the Shares Repurchase Program through October 31, 2020. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements. The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2019 - July 31, 2019	2,489	$50.38	—	$35,143,546
August 1, 2019 - August 31, 2019	9,342	$60.91	—	$35,143,546
September 1, 2019 - September 30, 2019	826	$62.02	—	$35,143,546
Total	12,657	$58.91	—

(1)
The number of shares repurchased for each period represents shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.

(2)	As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Transitional Retirement Agreement by and between Huron Consulting Group Inc. and Diane E. Ratekin.			8-K		10.1	9/16/2019
10.2	Amendment No. 4 of the Credit Agreement, the Pledge Agreement and the Security Agreement, dated as of September 27, 2019, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	10/3/2019
10.3	Sixth Amendment to Office Lease by and between Huron Consulting Services LLC and Onni Van Buren Chicago LLC, dated October 3, 2019.			8-K		10.1	10/16/2019
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	October 29, 2019	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer