Form 10-K
period 2019-12-31
Huron Consulting Group Inc.
filed 2020-02-26
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(312) 583-8700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HURN	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,128,100,000.
As of February 18, 2020, 22,509,235 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2019

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
OVERVIEW
Huron is a global consultancy that collaborates with clients to drive strategic growth, ignite innovation and navigate constant change. Through a combination of strategy, expertise and creativity, we help clients accelerate operational, digital and cultural transformation, enabling the change they need to own their future. By embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
We are headquartered in Chicago, Illinois, with additional locations in the United States and abroad in Canada, India, Singapore, Switzerland, and the United Kingdom.
OUR SERVICES
We provide professional services through three operating segments: Healthcare, Business Advisory, and Education. For the year ended December 31, 2019, we derived 46%, 29%, and 25% of our revenues from the Healthcare, Business Advisory, and Education operating segments, respectively.

•	Healthcare
Our Healthcare segment has a depth of expertise in financial and operational improvement, care transformation, culture and organizational excellence, strategy, and technology and analytics. We serve national and regional hospitals, integrated health systems, academic medical centers, community hospitals, and medical groups. Our solutions help clients evolve and adapt to the rapidly changing healthcare environment and achieve growth, optimize performance, enhance profitability, improve quality and clinical outcomes, align leaders, improve organizational culture, and drive physician, patient, and employee engagement across the enterprise to deliver better consumer outcomes.
We help organizations transform and innovate their delivery model to focus on patient wellness by improving quality outcomes, minimizing care variation and fundamentally improving patient and population health. Our consultants collaborate with clients to help build and sustain today’s business to invest in the future by reducing complexity, improving operational efficiency and growing market share. We enable the healthcare of the future by identifying, integrating and optimizing digital and technology investments to collect data that transforms care delivery and improves patient outcomes. We also develop future leaders capable of driving meaningful cultural and organizational change and who transform the consumer experience.

•	Business Advisory
Our Business Advisory segment provides services to large and middle market organizations, lending institutions, law firms, investment banks, private equity firms, and not-for-profit organizations, including higher education and healthcare institutions. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, as well as creditors, equity owners, and other key constituents. Our Enterprise Solutions and Analytics experts advise, deliver, and optimize technology and analytic solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our Business Advisory experts resolve complex business issues and enhance client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. Our Strategy and Innovation professionals collaborate with clients across a range of industries to identify new growth opportunities, build new ventures and capabilities, and accelerate organizational change. Our Life Sciences professionals provide strategic solutions to help pharmaceutical, medical device, and biotechnology companies deliver more value to patients, payers, and providers, and comply with regulations.

•	Education
Our Education segment provides consulting and technology solutions to higher education institutions and academic medical centers. We collaborate with clients to address challenges relating to business and technology strategy, financial and operational excellence, student success, research administration, and regulatory compliance. Our research enterprise solutions assist clients in identifying and implementing institutional research strategy, optimizing clinical research operations, improving financial management and cost reimbursement, improving service to faculty, and mitigating risk compliance. Our technology strategy, enterprise applications, and analytic solutions transform and optimize operations, deliver time and cost savings, and enhance the student experience. Our institutional strategy, budgeting and financial management, and business operations align missions with business priorities, improve quality, and reduce costs institution-wide. Our student solutions improve attraction, retention and graduation rates, increase student satisfaction and help generate quality outcomes.
Huron is a Platinum level member of the Oracle PartnerNetwork (OPN), an Oracle Cloud Premier Partner within North America, a Gold level consulting partner with Salesforce.com and a Workday Services Partner.
OUR CLIENTS AND INDUSTRIES
We provide professional services to both financially sound organizations and organizations in transition, including: national and regional hospitals, integrated health systems, higher education institutions and academic medical centers, community hospitals, medical groups, large and middle market organizations, not-for-profit organizations, lending institutions, law firms, investment banks and private equity firms. In 2019, we served over 1,800 clients.
Our clients are in a broad array of industries, including healthcare, education, financial services, life sciences, energy and utilities, manufacturing and industrials, government and other commercial industries.
EMPLOYEES
Our success depends on our ability to attract, engage, develop and retain highly talented professionals. We know that by creating a work environment where employees can shape their futures, and individuals are rewarded not only for their own contributions, but also for the success of our organization, we can accomplish these goals. We are focused on advancing every facet of the employee experience, beginning with the recruiting process through post-employment or retirement. We create a personalized experience for our people, where they are empowered to make a meaningful impact on our clients, our communities, and with one another. We have developed comprehensive programs incorporating learning opportunities, beginning with the onboarding process and continuing throughout one’s career journey. We provide a competitive total rewards package including robust benefits that are tailored to the diverse needs of our employees and are refreshed regularly to maintain competitiveness. Our commitment to corporate social responsibility is facilitated through our employee and community experience team and encompasses our Helping Hands program, diversity and inclusion efforts, and a renewed focus on sustainability.
Our employee population is divided into two groups: client-serving and support professionals. As of December 31, 2019, we had 3,750 full-time employees, including 153 client-serving managing directors. Our client-serving employees serve as critical business advisors; collaborating with clients to help solve their most complex business problems. Our managing directors are the key drivers of growth in our business, generating new revenue streams from existing and new clients. They enhance our market reputation by partnering with clients as advisors and engagement team leaders. Internally, they create our intellectual capital, develop our people, and are stewards of our culture. Our senior directors, directors, and managers manage day-to-day client relationships, develop our people, nurture our culture, and oversee the delivery and quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses, and prepare presentations that synthesize and distill information to support recommendations we deliver to clients. Our support professionals include our senior management team as well as those who provide sales support, methodology creation, software development, and corporate functions consisting of our facilities, finance and accounting, human resources, information technology, legal, and marketing teams. These employees provide strategic direction and support that enables the success of our client-serving employees. At December 31, 2019, our support professionals team was led by 24 managing directors, executives and corporate vice presidents.
In addition to our full-time client-serving employees, we engage temporary employees on an as-needed basis to provide unique skill sets that are not required to be staffed on a full-time basis.
The ability to advance one’s career is critical to our employee retention and engagement. As part of our onboarding process, our employee experience team facilitates a robust and structured curriculum for newly hired employees to develop and onboard into the company. We strive to develop world class leaders and are committed to providing programs and opportunities that achieve this goal by focusing on key leadership attributes at all levels. We also provide a variety of learning opportunities, through online and classroom environments, to further develop employees’ capabilities, including technical knowledge; people skills; team dynamics; and coaching and developing others. We encourage our employees to enhance their professional skills through external learning opportunities that certify their technical skills and to pursue certain advanced degrees. Employees are matched with internal performance coaches and mentors to facilitate their growth, including identifying opportunities for professional development, formal training, and technical skill certifications. All employees have a coach to support them.
Our total rewards philosophy focuses on rewarding and retaining our high performing employees. To accomplish this, we offer employees a competitive base salary; performance incentives; and robust, market-competitive benefits.
Our incentive compensation plan is designed to recognize and reward performance of both the organization and individuals and to ensure we retain our top performers. We take both practice and company financial performance into consideration in the determination of bonus pool funding. At the practice level, the annual bonus pool is funded based on achievement of its annual financial goals. Our board of directors reviews and approves the total incentive compensation pool for all practices in the context of the Company’s overall financial performance. Individual bonus awards are based on the practice’s financial performance, individual bonus targets, and the individual’s performance as evaluated through our performance management process. The intent of the incentive compensation plan is to differentiate rewards based on individual performance, ensuring that our top performers for the year receive incentives that are commensurate with their contributions, which enables Huron to retain them and continue to provide our clients with exceptional service. The incentive compensation plan for our named executive officers is funded based on a blend of achievement of financial goals and strategic initiatives.
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
Our benefit programs are designed to be comprehensive, competitive and personalized to the needs of our employees. Examples of these programs include flexible paid time off and a travel reward program which recognizes the significant travel commitment of our client-serving workforce. We provide opportunities that allow employees to focus and care for their personal well-being which are aimed at providing tools and resources to focus on their physical, financial, social, and emotional health given the demanding nature of their work. In addition, our health and welfare plans, retirement benefits, and stock purchase plan provide a core foundation of security to our employees and their families.
Our corporate social responsibility efforts are designed to support an individual’s charitable interests while also providing a venue for our employees to come together to make an impact in the communities in which we live and work. In addition, the diversity and inclusion efforts support the needs of our growing employee population through employee resource groups that provide corporate-wide educational opportunities, build awareness, celebrate our differences, develop mentoring relationships, and ensure we are fostering a welcoming and engaging environment for all employees.
BUSINESS DEVELOPMENT AND MARKETING
Our business development and marketing activities are aimed at cultivating relationships, generating leads, and building a strong brand reputation with health systems, hospitals, and university administrators; offices of the C-suite; and senior level influencers and decision makers of middle market and large corporate organizations. We believe excellent service delivery to clients is critical to building and maintaining relationships and our brand reputation, and we emphasize the importance of client service to all of our employees.
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
Our website is located at www.huronconsultinggroup.com, and our investor relations website is located at ir.huronconsultinggroup.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available through our website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We provide information about our business and financial performance, including our corporate profile, on the Investor Relations page of our website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on the Investor Relations page of our website. Further corporate governance information, including our code of ethics, code of business conduct, corporate governance guidelines, and board committee charters, is also available on the Investor Relations page of our website. The content of our websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
We rely heavily on our senior management team, our practice leaders, and other managing directors; our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services, the senior management team must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on our senior management team and other managing directors to generate and market our business. Further, our senior management’s and other managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Members of our senior management team and our other managing directors could choose to leave or join one of our competitors and some of our clients could choose to use the services of that competitor instead of our services. If one or more members of our senior management team or our other managing directors leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in securing and successfully completing engagements and managing our business properly, which could harm our business prospects and results of operations.

Our inability to hire and retain talented people in an industry where there is great competition for talent could have a serious negative effect on our prospects and results of operations.
Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate, and retain highly skilled professionals. Further, we must successfully maintain the right mix of professionals with relevant experience and skill sets as we continue to grow, as we expand into new service offerings, and as the market evolves. The loss of a significant number of our professionals, the inability to attract, hire, develop, train, and retain additional skilled personnel, or failure to maintain the right mix of professionals could have a serious negative effect on us, including our ability to manage, staff, and successfully complete our existing engagements and obtain new engagements. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other consulting firms and accounting firms, as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we do. Therefore, we may not be successful in attracting and retaining the skilled consultants we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.
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
For example, some portion of the services we provide may be considered by our clients to be more discretionary in nature, as the demand for the services may be impacted by economic slowdowns. We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets, or regulatory and business environment could have on our operations.
Our goodwill and other intangible assets represent a substantial amount of our total assets, and we may be required to recognize a non-cash impairment charge for these assets if the performance of one or more of our reporting units falls below our expectations.
Our total assets reflect a substantial amount of intangible assets, primarily goodwill. At December 31, 2019, goodwill and other intangible assets totaled $678.3 million, or 61%, of our total assets. Goodwill results from our acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Intangible assets other than goodwill represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets primarily consist of customer relationships, trade names, customer contracts, technology and software, and non-competition agreements, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No material impairment charges for intangible assets were recorded in 2019, 2018, and 2017. During the years ended 2019 and 2018, we did not record any non-cash goodwill impairment charges. During 2017, we recorded $253.1 million of non-cash goodwill impairment charges. Of the $253.1 million, $208.1 million related to our Healthcare reporting unit and $45.0 million related to our Enterprise Solutions and Analytics reporting unit which is included in our Business Advisory segment.
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
Refer to “Critical Accounting Policies” within Part I - Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for further discussion of our business combinations, goodwill, intangible assets, and impairment tests performed.

We may incur costs to support our business and the inability to effectively build a support structure for the business could have an adverse impact on our growth and profitability.
We have grown significantly since we commenced operations and have increased the number of our full-time professionals from 249 in 2002 to 3,750 as of December 31, 2019. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures, and controls and will continue to do so in the near future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which may increase our total costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.
In the fourth quarter of 2019, we committed to the implementation of a new enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational, financial and administrative activities. The implementation of a new ERP system, which will take place over several years, subjects us to inherent costs and risks including substantial capital expenditures, additional administration and operating expenses, potential disruption of our internal control structure, retention of sufficiently skilled personnel to implement and operate the new system, demand on management time, and other risks and costs of delays or difficulties in transition. Our system implementation may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing a new ERP system may cause disruptions or have an adverse effect on our business operations, if not anticipated and appropriately mitigated.
Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our consultants, or if we are unable to deliver our services due to factors that disrupt travel to our client sites.
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
If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our consultants, our financial results could materially suffer. In addition, our consultants oftentimes perform services at the physical locations of our clients. If there are natural disasters, widespread outbreak of contagious disease, disruptions to travel and transportation, or problems with communications systems, our ability to perform services for, and interact with, our clients at their physical locations may be negatively impacted which could have an adverse effect on our business and results of operations.

Expanding our service offerings or number of offices may add additional risks and may not be profitable.
We may choose to develop new service offerings, open new offices, or eliminate service offerings because of market opportunities or client demands. Developing new service offerings involves inherent risks, including:

•	our inability to estimate demand for the new service offerings;

•	competition from more established market participants;

•	exposure to new legal and operational risks;

•	a lack of market understanding;

•	unanticipated expenses to recruit and hire qualified consultants and to market our new service offerings; and

•	unanticipated challenges with service delivery.
For example, our recently launched Huron Managed Services business provides revenue cycle management services to hospitals and health systems. These services include the coding, preparation, submission and collection of claims for medical service to payers for reimbursement. Such claims are governed by U.S. federal and state laws. U.S. federal law provides civil liability to any persons that knowingly submit, or cause to be submitted, a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that overbills or bills for services or items that have not been provided to the patient. U.S. federal law may also impose criminal penalties for intentionally submitting such false claims. In addition, federal and state law regulates the collection of debt and may impose monetary penalties for violating those regulations. In connection with these laws, we may be subjected to U.S. federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended and private payers may file claims against us. Any investigation or proceeding related to these laws, even if unwarranted or without merit, may have a material adverse effect on our business, results of operations and financial condition.
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
We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually-defined goals. The achievement of these contractually-defined goals may be subject to acknowledgment by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. To the extent that any revenue is contingent upon the achievement of a performance target, we recognize such revenue using a process that requires us to make significant management judgments, estimates, and assumptions. While we believe that the estimates and assumptions we have used for revenue recognition are reasonable, subsequent changes could have a material impact to our future financial results. The percentage of our revenues derived from performance-based fees for the years ended December 31, 2019, 2018, and 2017, was 8.9%, 6.1%, and 4.9%, respectively. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.
The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.
When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2019, 2018, and 2017, fixed-fee engagements represented 45.8%, 47.4%, and 46.7% of our revenues, respectively.
Our business is becoming increasingly dependent on information technology and will require additional investments in order to grow and meet the demands of our clients.
We depend on the use of sophisticated technologies and systems. Some of our practices provide services that are increasingly dependent on the use of software applications and systems that we do not own and could become unavailable. Moreover, our technology platforms will require continuing investments by us in order to expand existing service offerings and develop complementary services. For example, we have subscription-based offerings that require us to incur costs associated with upgrades and maintenance that could impact profit margins associated with those offerings and related services. Our future success depends on our ability to adapt our services and infrastructure while continuing to improve the performance, features, and reliability of our services in response to the evolving demands of the marketplace.
Adverse changes to our relationships with key third-party vendors, or in the business of our key third-party vendors, could unfavorably impact our business.
A portion of our services and solutions depend on technology or software provided by third-party vendors. Some of these third-party vendors refer potential clients to us, and others require that we obtain their permission prior to accessing their software while performing services for our clients. These third-party vendors could terminate their relationship with us without cause and with little or no notice, which could limit our service offerings and harm our financial condition and operating results. In addition, if a third-party vendor’s business changes, is reduced or fails to adapt to changing market demands, that could adversely affect our business. Moreover, if third-party technology or software that is important to our business does not continue to be available or utilized within the marketplace, or if the services that we provide to clients is no longer relevant in the marketplace, our business may be unfavorably impacted.
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
In providing services to clients, we may manage, utilize, and store sensitive or confidential client or employee data, including personal data and protected health information. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information, including the Health Insurance Portability and Accountability Act (HIPAA), and international laws such as the European Union's General Data Protection Regulation (GDPR), which went into effect in 2018. In addition, many states, U.S. federal governmental authorities and non-U.S. jurisdictions have adopted, proposed or are considering adopting or proposing, additional data security and/or data privacy statutes or regulations. Continued governmental focus on data security and privacy may lead to additional legislative and regulatory action, which could increase the complexity of doing business. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data security and privacy laws and regulations may increase our costs of doing business and negatively impact our results of operations.
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
We operate both domestically and internationally, including in Canada, Europe, Asia, and the Middle East. Although historically our international operations have been limited, we intend to continue to expand internationally. Such expansion may result in additional risks that are not present domestically and which could adversely affect our business or our results of operations, including:

•	compliance with additional U.S. regulations and those of other nations applicable to international operations;

•	cultural and language differences;

•	employment laws, including immigration laws affecting the mobility of employees, and rules and related social and cultural factors;

•	losses related to start-up costs, lack of revenue, higher costs due to low utilization, and delays in purchase decisions by prospective clients;

•	currency fluctuations between the U.S. dollar and foreign currencies;

•	restrictions on the repatriation of earnings;

•	potentially adverse tax consequences and limitations on our ability to utilize losses generated in our foreign operations;

•	different regulatory requirements and other barriers to conducting business;

•	different or less stable political and economic environments;

•	greater personal security risks for employees traveling to or located in unstable locations; and

•	civil disturbances or other catastrophic events.

Further, conducting business abroad subjects us to increased regulatory compliance and oversight. For example, we are subject to laws prohibiting certain payments to governmental officials, such as the Foreign Corrupt Practices Act, which increases the risk from our international operations relative to our competitors who do not operate outside the United States. A failure to comply with applicable regulations could result in regulatory enforcement actions as well as substantial civil and criminal penalties assessed against us and our employees.
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
At December 31, 2019, we had outstanding indebtedness of $205.0 million on our revolving line of credit that becomes due and payable in full upon maturity on September 27, 2024, and $3.9 million principal amount of our promissory note due March 1, 2024. Our ability to make scheduled payments of the principal, to pay interest, or to refinance our indebtedness, depends on our future performance. If we are unable to generate cash flow from operations sufficient to satisfy our obligations under our current indebtedness and any future indebtedness, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.
The interest rates on our revolving line of credit and promissory note are linked to LIBOR. In 2017, the Financial Conduct Authority (FCA) in the U.K. announced that it would phase out LIBOR as a benchmark rate by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates will develop. If LIBOR ceases to exist, the method and rates used to calculate our interest rates and/or payments on our debt may result in interest rates and/or payments that are higher than, or that do not otherwise correlate over time with, the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form, which could have a material adverse effect on our financial condition and results of operations. While we continue to take steps to mitigate the impact of the phase-out or replacement of LIBOR, such efforts may not prove successful. Furthermore, the U.S. or global financial markets may be disrupted as a result of the phase-out or replacement of LIBOR, which could also have a material adverse effect on our business, financial condition and results of operations.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences such as exposing us to the risk of increased interest rates because some of our borrowings are at variable interest rates; making us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation; or reducing our capacity to obtain additional financing and flexibility in planning for, or reacting to, changes in our business and our industry. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.
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
There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of healthcare organizations, such as reimbursement policies for healthcare expenses, federal and state budgetary considerations, consolidation in the healthcare industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications of our products and services (which would require additional time and investment) or we could suffer reductions in demand for our products and services as a result of changes in regulations affecting the healthcare industry, such as changes in the way that healthcare organizations are paid for their services (e.g., based on patient outcomes instead of services provided). Furthermore, as a result of the current presidential administration and the upcoming presidential election, there is an increased uncertainty surrounding the future of the Affordable Care Act and the regulation of the healthcare industry, and therefore healthcare organizations may wait to buy services such as ours until the regulatory environment is more certain.
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
Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire, or successfully integrate new employees and acquired businesses without substantial expense, delay, or other operational or financial obstacles. From time to time, we will evaluate the total mix of services we provide and we may conclude that businesses may not achieve the results we previously expected. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational, and other benefits we anticipate from any hiring or acquisition, as well as any disposition, including those we have completed so far. New acquisitions could also negatively impact existing practices and cause current employees to depart. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including the diversion of management’s time, attention, and resources from managing and marketing our Company; the potential assumption of liabilities of an acquired business; the inability to attain the expected synergies with an acquired business; and the perception of inequalities if different groups of employees are eligible for different benefits and incentives or are subject to different policies and programs.
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
Our ability to maintain and attract new business depends upon our reputation, the professional reputation of our revenue-generating employees, and the quality of our services.
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
In addition, almost all of our engagement agreements can be terminated by our clients with little or no notice and without penalty. In client engagements that involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. For clients in bankruptcy, a bankruptcy court could elect not to retain our interim management consultants, terminate our retention, require us to reduce our fees for the duration of an engagement, elect not to approve claims against fees earned by us prior to or after the bankruptcy filing, or subject previously paid amounts to be returned to the bankruptcy estate as preferential payments under the bankruptcy code.
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
Our engagements typically involve complex analyses and the exercise of professional judgment. As a result, we are subject to the risk of professional liability. From time to time, lawsuits with respect to our work are pending. Litigation alleging that we performed negligently or breached any other obligations could expose us to significant legal liabilities and, regardless of outcome, is often very costly, could distract our management, could damage our reputation, and could harm our financial condition and operating results. We also face increased litigation risk as a result of an expanded workforce. In addition, certain of our engagements, including interim management engagements and corporate restructurings, involve greater risks than other consulting engagements. We are not always able to include provisions in our engagement agreements that are designed to limit our exposure to legal claims relating to our services. While we attempt to identify and mitigate our exposure with respect to liability arising out of our consulting engagements, these efforts may be ineffective and an actual or alleged error or omission on our part or the part of our client or other third parties in one or more of our engagements could have an adverse impact on our financial condition and results of operations. In addition, we carry professional liability insurance to cover many of these types of claims, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense. For example, we provide services on engagements in which the impact on a client may substantially exceed the limits of our errors and omissions insurance coverage. If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability.
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
We believe that establishing, maintaining, and enhancing the “Huron Consulting Group” name and “Huron” brand is important to our business. We are, however, aware of a number of other companies that use names containing “Huron.” There could be potential trade name or service mark infringement claims brought against us by the users of these similar names and marks and those users may have trade name or service mark rights that are senior to ours. If another company were to successfully challenge our right to use our name, or if we were unable to prevent a competitor from using a name that is similar to our name, our ability to build brand identity could be negatively impacted.
We may incur impairment charges with respect to our convertible debt investment in Shorelight.
In 2014 and 2015, we invested $27.9 million, in the form of zero coupon convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education. The investment is carried at its fair value of $49.5 million as of December 31, 2019, with unrealized holding gains and losses reported in other comprehensive income. In the first quarter of 2020, we invested an additional $13.0 million, in the form of 1.69% convertible debt with a senior liquidation preference. As of December 31, 2019, our investment in Shorelight is in an unrealized gain position. If the investment were to be in an unrealized loss position, we would assess whether the investment is other-than-temporarily impaired. We consider impairments to be other-than-temporary if they are related to significant credit deterioration or if it is likely we will sell the security before the recovery of its cost basis. As of December 31, 2019, we have not identified any factors that indicate an other-than-temporary impairment. In the future, if there are adverse developments in Shorelight's business that may be the result of events within or outside of Shorelight's control or declines in value judged to be other-than-temporary, we may incur impairment charges with respect to our convertible debt investment, which could materially impact our results of operations.
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
We do not own any real estate or other physical properties. Our administrative and principal executive offices are located at 550 W. Van Buren Street, Chicago, Illinois 60607. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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
Market Information
Our common stock is traded on The NASDAQ Global Select Market under the symbol “HURN.” As of February 18, 2020, there were 370 registered holders of record of Huron’s common stock. A number of Huron’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item appears under Part III—Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2019, we reacquired 2,816 shares of common stock with a weighted average fair market value of $62.69 as a result of such tax withholdings.
We currently have a share repurchase program pursuant to which we may, from time to time, repurchase up to $125 million of our common stock through October 31, 2020 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements.

The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1, 2019 – October 31, 2019	2,026	$60.64	—	$35,143,546
November 1, 2019 – November 30, 2019	89,263	$66.63	89,263	$29,193,168
December 1, 2019 – December 31, 2019	121,964	$68.21	121,174	$20,924,416
Total	213,253	$67.48	210,437

(1)
The number of shares repurchased included 2,026 shares in October 2019 and 790 shares in December 2019 to satisfy employee tax withholding requirements. No shares were repurchased in November 2019 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.

(2)	As of the end of the period.

ITEM 6.	SELECTED FINANCIAL DATA.
We have derived the following selected consolidated financial data as of and for the years ended December 31, 2015 through 2019 from our consolidated financial statements. The following data reflects the business acquisitions that we have completed through December 31, 2019. The results of operations for acquired businesses have been included in our results of operations since the date of their acquisitions. See Note 3 "Acquisitions" within the notes to our consolidated financial statements for additional information regarding our acquisitions. The following data also reflects the classification of discontinued operations.
The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations (in thousands, except per share data):	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenues and reimbursable expenses:
Revenues	$876,757	$795,125	$732,570	$726,272	$699,010
Reimbursable expenses	88,717	82,874	75,175	71,712	70,013
Total revenues and reimbursable expenses	965,474	877,999	807,745	797,984	769,023
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	575,602	521,537	454,806	437,556	401,915
Amortization of intangible assets and software development costs	5,375	4,247	10,932	15,140	16,788
Reimbursable expenses	88,696	82,923	75,436	71,749	69,932
Total direct costs and reimbursable expenses	669,673	608,707	541,174	524,445	488,635
Operating expenses and other losses (gains), net:
Selling, general and administrative expenses	203,071	180,983	175,364	160,204	157,902
Restructuring charges	1,855	3,657	6,246	9,592	3,329
Litigation and other losses (gains), net	(1,196)	(2,019)	1,111	(1,990)	(9,476)
Depreciation and amortization (1)	28,365	34,575	38,213	31,499	25,135
Goodwill impairment charges	—	—	253,093	—	—
Total operating expenses and other losses (gains), net	232,095	217,196	474,027	199,305	176,890
Operating income (loss)	63,706	52,096	(207,456)	74,234	103,498
Other income (expense), net:
Interest expense, net of interest income	(15,648)	(19,013)	(18,613)	(16,274)	(18,136)
Other income (expense), net	4,433	(7,862)	3,565	1,197	(1,797)
Total other expense, net	(11,215)	(26,875)	(15,048)	(15,077)	(19,933)
Income (loss) from continuing operations before taxes	52,491	25,221	(222,504)	59,157	83,565
Income tax expense (benefit)	10,512	11,277	(51,999)	19,677	21,670
Net income (loss) from continuing operations	41,979	13,944	(170,505)	39,480	61,895
Income (loss) from discontinued operations, net of tax	(236)	(298)	388	(1,863)	(2,843)
Net income (loss)	$41,743	$13,646	$(170,117)	$37,617	$59,052

Consolidated Statements of Operations (in thousands, except per share data):	Year Ended December 31,
	2019	2018	2017	2016	2015
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$1.91	$0.64	$(7.95)	$1.87	$2.80
Income (loss) from discontinued operations, net of tax	(0.01)	(0.01)	0.02	(0.09)	(0.13)
Net income (loss)	$1.90	$0.63	$(7.93)	$1.78	$2.67
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$1.87	$0.63	$(7.95)	$1.84	$2.74
Income (loss) from discontinued operations, net of tax	(0.02)	(0.01)	0.02	(0.08)	(0.13)
Net income (loss)	$1.85	$0.62	$(7.93)	$1.76	$2.61
Weighted average shares used in calculating net earnings (loss) per share:
Basic	21,993	21,706	21,439	21,084	22,136
Diluted	22,507	22,058	21,439	21,424	22,600

Consolidated Balance Sheet Data (in thousands):	As of December 31,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$11,604	$33,107	$16,909	$17,027	$58,437
Working capital (2)	$20,192	$(185,374)	$51,828	$44,314	$96,966
Total assets	$1,104,271	$1,049,532	$1,036,928	$1,153,215	$1,159,543
Long-term debt, net of current portion (2)	$208,324	$53,853	$342,507	$292,065	$307,376
Total stockholders’ equity (3)	$585,465	$540,624	$503,316	$648,033	$652,325

(1)
Intangible asset amortization relating to customer contracts, certain client relationships, and software and amortization of software development costs are presented as a component of total direct costs. Depreciation and intangible assets amortization not classified as direct costs are presented as a component of operating expenses.

(2)
Our Convertible Notes with a principal amount of $250.0 million were classified as short-term debt on our consolidated balance sheet at December 31, 2018 as they had a maturity date of October 1, 2019. Upon maturity, we refinanced the outstanding notes with the borrowing capacity available under our revolving credit facility, which is classified as long-term debt on our consolidated balance sheet. Refer to the "Liquidity and Capital Resources" section under Part II—Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for more information on our outstanding borrowings.

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
The following information summarizes our results of operations for 2019, 2018, and 2017; and discusses those results of operations for 2019 compared to 2018. For a discussion of our results of operations for 2018 compared to 2017, refer to Part II—Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the United States Securities and Exchange Commission on February 27, 2019.
OVERVIEW
Huron is a global consultancy that collaborates with clients to drive strategic growth, ignite innovation and navigate constant change. Through a combination of strategy, expertise and creativity, we help clients accelerate operational, digital and cultural transformation, enabling the change they need to own their future. By embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.

We provide our services and manage our business under three operating segments: Healthcare, Business Advisory, and Education. See Part I—Item 1. "Business—Overview—Our Services” and Note 19 “Segment Information” within the notes to our consolidated financial statements for a discussion of our three segments.
How We Generate Revenues
A large portion of our revenues is generated by our full-time consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, some of whom work variable schedules as needed by our clients. Full-time equivalent professionals consist of our coaches and their support staff from our Culture and Organizational Excellence solution, consultants who work variable schedules as needed by our clients, employees who provide managed services in our Healthcare segment, and our employees who provide software support and maintenance services to our clients. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our full-time consultants and other professionals collectively as revenue-generating professionals.
Revenues generated by our full-time consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our other professionals, or full-time equivalents, are largely dependent on the number of consultants we employ, their hours worked, and billing rates charged. Revenues generated by our coaches are largely dependent on the number of coaches we employ and the total value, scope, and terms of the consulting contracts under which they provide services, which are primarily fixed-fee contracts. Revenues generated by our Managed Services solution are dependent on the total value, scope and terms of the related contracts.
We generate our revenues from providing professional services under four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Culture and Organizational Excellence solution include fixed-fee partner contracts with multiple performance obligations, which primarily consist of coaching services, as well as speaking engagements, conferences, publications and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts, including speaking engagements, conferences and publications, are recognized at the time the goods or services are provided.
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
Fixed-fee engagements represented 45.8%, 47.4%, and 46.7% of our revenues for the years ended December 31, 2019, 2018, and 2017, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Culture and Organizational Excellence solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 39.9%, 41.2%, and 43.0% of our revenues in 2019, 2018, and 2017, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis and began recognizing revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Prior to adopting ASC 606 in 2018, we recognized revenues under performance-based billing arrangements when all related performance criteria were met. Performance-based fee revenues represented 8.9%, 6.1%, and 4.9% of our revenues in 2019, 2018, and 2017, respectively. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.

Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription-based revenues represented 5.4%, 5.3%, and 5.4% of our revenues in 2019, 2018, and 2017, respectively.
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
Total Direct Costs
Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include salaries, performance bonuses, signing and retention bonuses, payroll taxes, and benefits for revenue-generating professionals, as well as commissions, technology costs, product and event costs, and fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and performance-based share awards granted to our revenue-generating professionals. Compensation expense for restricted stock awards and performance-based share awards is recognized ratably using either the straight-line attribution method or the graded vesting attribution method, as appropriate, over the requisite service period, which is generally three to four years. Total direct costs also include amortization of intangible assets, primarily relating to certain customer relationships, technology and software, and customer contracts acquired in business combinations, and internally developed software costs.
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

	Year Ended December 31,
	2019	2018	2017
Segment and Consolidated Operating Results (in thousands):
Healthcare:
Revenues	$399,221	$364,763	$356,909
Operating income	$125,724	$108,060	$118,761
Segment operating income as a percentage of segment revenues	31.5%	29.6%	33.3%
Business Advisory:
Revenues	$252,508	$236,185	$207,753
Operating income	$49,695	$50,625	$46,600
Segment operating income as a percentage of segment revenues	19.7%	21.4%	22.4%
Education:
Revenues	$225,028	$194,177	$167,908
Operating income	$55,741	$48,243	$40,318
Segment operating income as a percentage of segment revenues	24.8%	24.8%	24.0%
Total Company:
Revenues	$876,757	$795,125	$732,570
Reimbursable expenses	88,717	82,874	75,175
Total revenues and reimbursable expenses	$965,474	$877,999	$807,745
Statements of Operations reconciliation:
Segment operating income	$231,160	$206,928	$205,679
Items not allocated at the segment level:
Other operating expenses	140,285	122,276	120,718
Litigation and other losses (gains), net	(1,196)	(2,019)	1,111
Depreciation and amortization	28,365	34,575	38,213
Goodwill impairment charges (1)	—	—	253,093
Total operating income (loss)	63,706	52,096	(207,456)
Other expense, net	11,215	26,875	15,048
Income (loss) from continuing operations before taxes	52,491	25,221	(222,504)
Income tax expense (benefit)	10,512	11,277	(51,999)
Net income (loss) from continuing operations	$41,979	$13,944	$(170,505)
Earnings (loss) per share from continuing operations
Basic	$1.91	$0.64	$(7.95)
Diluted	$1.87	$0.63	$(7.95)

	Year Ended December 31,
	2019	2018	2017
Other Operating Data:
Number of full-time billable consultants (at period end) (2):
Healthcare	890	813	778
Business Advisory	930	813	809
Education	756	621	549
Total	2,576	2,247	2,136
Average number of full-time billable consultants (for the period) (2):
Healthcare	849	807	796
Business Advisory	892	769	740
Education	686	589	509
Total	2,427	2,165	2,045
Full-time billable consultant utilization rate (3):
Healthcare	79.4%	81.7%	78.4%
Business Advisory	72.5%	73.8%	71.5%
Education	76.8%	76.6%	72.8%
Total	76.1%	77.5%	74.5%
Full-time billable consultant average billing rate per hour (4):
Healthcare	$231	$209	$206
Business Advisory (5)	$201	$215	$205
Education	$199	$202	$213
Total (5)	$211	$209	$207
Revenue per full-time billable consultant (in thousands):
Healthcare	$331	$307	$295
Business Advisory	$273	$293	$268
Education	$285	$289	$291
Total	$297	$297	$284
Average number of full-time equivalents (for the period) (6):
Healthcare	244	219	213
Business Advisory	14	22	20
Education	47	39	35
Total	305	280	268
Revenue per full-time equivalent (in thousands):
Healthcare	$485	$536	$576
Business Advisory	$655	$484	$464
Education	$617	$601	$564
Total	$513	$541	$566

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

(5)
The Business Advisory segment includes operations of Huron Eurasia India. Absent the impact of Huron Eurasia India, the average billing rate per hour for the Business Advisory segment would have been $228, $246, and $233 for the years ended December 31, 2019, 2018 and 2017, respectively.

Absent the impact of Huron Eurasia India, Huron's consolidated average billing rate per hour would have been $220, $218, and $216 for the years ended December 31, 2019, 2018 and 2017, respectively.

(6)
Consists of coaches and their support staff within our Culture and Organizational Excellence solution, consultants who work variable schedules as needed by our clients, employees who provide managed services in our Healthcare segment, and full-time employees who provide software support and maintenance services to our clients.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Revenues	$876,757	$795,125	$732,570
Net income (loss) from continuing operations	$41,979	$13,944	$(170,505)
Add back:
Income tax expense (benefit)	10,512	11,277	(51,999)
Interest expense, net of interest income	15,648	19,013	18,613
Depreciation and amortization	33,740	38,822	49,145
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	101,879	83,056	(154,746)
Add back:
Restructuring charges	1,855	3,657	6,246
Litigation and other losses (gains), net	(1,196)	(2,019)	1,111
Transaction-related expenses	2,680	—	—
Goodwill impairment charges	—	—	253,093
Other non-operating expense (income), net	—	5,807	(696)
Foreign currency transaction losses (gains), net	160	475	(434)
Adjusted EBITDA	$105,378	$90,976	$104,574
Adjusted EBITDA as a percentage of revenues	12.0%	11.4%	14.3%

	Year Ended December 31,
	2019	2018	2017
Net income (loss) from continuing operations	$41,979	$13,944	$(170,505)
Weighted average shares - diluted	22,507	22,058	21,439
Diluted earnings (loss) per share from continuing operations	$1.87	$0.63	$(7.95)
Add back:
Amortization of intangible assets	17,793	23,955	35,027
Restructuring charges	1,855	3,657	6,246
Litigation and other losses (gains), net	(1,196)	(2,019)	1,111
Transaction-related expenses	2,680	—	—
Goodwill impairment charges	—	—	253,093
Non-cash interest on convertible notes	6,436	8,232	7,851
Other non-operating expense (income), net	—	5,807	(696)
Tax effect of adjustments	(7,200)	(9,487)	(91,557)
Tax expense related to the enactment of Tax Cuts and Jobs Act of 2017	—	1,749	8,762
Tax benefit related to "check-the-box" election	(736)	—	(2,728)
Total adjustments, net of tax	19,632	31,894	217,109
Adjusted net income from continuing operations	$61,611	$45,838	$46,604
Adjusted weighted average shares - diluted	22,507	22,058	21,627
Adjusted diluted earnings per share from continuing operations	$2.74	$2.08	$2.15
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
Litigation and other losses (gains), net: We have excluded the effects of litigation and other losses (gains), net which primarily consist of net remeasurement losses and gains related to contingent acquisition liabilities and litigation settlement losses and gains to permit comparability with periods that were not impacted by these items.
Transaction-related expenses: To permit comparability with prior periods, we excluded the impact of transaction-related expenses for acquisitions, whether or not ultimately consummated, and which primarily relate to third-party legal and accounting fees. The transaction-related expenses incurred in 2019 primarily related to the evaluation of a potential acquisition that ultimately did not consummate.
Goodwill impairment charges: We have excluded the effect of the goodwill impairment charges that occurred in 2017 as these are infrequent events and their exclusion permits comparability with periods that were not impacted by such charges.
Non-cash interest on convertible notes: We incurred non-cash interest expense relating to the implied value of the equity conversion component of our Convertible Notes. The value of the equity conversion component was treated as a debt discount and amortized to interest expense over the life of the Convertible Notes using the effective interest rate method. We exclude this non-cash interest expense that does not represent cash interest payments from the calculation of adjusted net income from continuing operations as management believes that this non-cash expense is not indicative of the ongoing performance of our business.
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
Tax expense related to the enactment of Tax Cuts and Jobs Act of 2017 ("2017 Tax Reform"): We have excluded the impact of the 2017 Tax Reform, which was enacted in the fourth quarter of 2017. The net tax expense recorded in 2018 was due to a valuation allowance for foreign tax credits and an adjustment to our withholding tax on outside basis differences due to our change in assertion for permanent reinvestment, which were partially offset by U.S. federal return to provision adjustments related to 2017 Tax Reform items on our 2017 corporate tax return. The tax expense for 2017 was primarily due to the remeasurement of net deferred tax balances at the lower federal income tax rate, additional one-time income tax expense related to the transition tax on accumulated foreign earnings, and withholding tax on outside basis differences due to our change in assertion for permanent reinvestment. The exclusion of the 2017 Tax Reform permits comparability with periods that were not impacted by this item.
Tax benefit related to "check-the-box" election: We have excluded the positive impacts of tax benefits related to our "check-the-box" elections. The tax benefit recorded in 2019 was the result of recognizing a previously unrecognized tax benefit due to the expiration of statute of limitations on our "check-the-box" election made in 2015 to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes. The tax benefit recorded in 2017 was the result of recognizing a previously unrecognized tax benefit from our "check-the-box" election made in 2014 to treat one of our wholly-owned foreign subsidiaries as a disregarded entity for U.S. federal income tax purposes. The exclusion of these discrete tax benefits permit comparability with periods that were not impacted by this item. Refer to Note 17 “Income Taxes” within the notes to the consolidated financial statements for additional information on our "check-the-box" elections.
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
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues
Revenues increased $81.6 million, or 10.3%, to $876.8 million for the year ended December 31, 2019, from $795.1 million for the year ended December 31, 2018. Of the overall $81.6 million increase in revenues, $76.9 million was driven by our full-time billable consultants and $4.7 million was driven by our full-time equivalents.
The increase in full-time billable consultant revenues was attributable to strengthened demand for services in all of our segments, as discussed below in Segment Results, and reflected an increase in the average number of full-time billable consultants in 2019 compared to 2018.
The increase in full-time equivalent revenues was attributable to increases in full-time equivalent revenues in our Education and Healthcare segments, partially offset by a decrease in full-time equivalent revenues in our Business Advisory segment, as discussed below in Segment Results; and reflected an overall increase in the average number of full-time equivalents, partially offset by an overall decrease in revenue per full-time equivalent.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $55.2 million, or 10.5%, to $581.0 million for the year ended December 31, 2019 from $525.8 million for the year ended December 31, 2018. The overall $55.2 million increase in direct costs primarily related to a $32.2 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in all of our segments; a $15.7 million increase in performance bonus expense for our revenue-generating professionals; a $3.2 million increase in contractor expense; and a $2.3 million increase in share-based compensation expense for our revenue-generating professionals. As a percentage of revenues, our total direct costs increased to 66.3% during 2019 compared to 66.1% during 2018, primarily due to the increase in performance bonus expense for our revenue-generating professionals as a percentage of revenues, largely offset by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals.

Total direct costs for the year ended December 31, 2019 included $5.4 million of amortization expense for internal software development costs and intangible assets, compared to $4.2 million of amortization expense in 2018. The $1.1 million increase in amortization expense was primarily attributable to a $1.4 million increase in amortization of internal software development costs, partially offset by a $0.2 million decrease in intangible asset amortization attributable to certain intangible assets acquired in our Studer Group acquisition which were fully amortized in prior periods. Intangible asset amortization included within direct costs for the years ended December 31, 2019 and 2018 related to technology and software, certain customer relationships, publishing content and customer contracts acquired in connection with our business acquisitions. See Note 3 "Acquisitions" and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses increased $22.1 million, or 12.2%, to $203.1 million for the year ended December 31, 2019, compared to $181.0 million for the year ended December 31, 2018. The overall increase of $22.1 million was primarily related to a $10.9 million increase in salaries and related expenses for our support personnel; a $4.5 million increase in data hosting and software related expenses; a $2.7 million increase in share-based compensation expense for our support personnel; a $2.4 million increase in legal expenses; a $1.7 million increase in performance bonus expense for our support personnel; and a $1.3 million increase in promotion and marketing expenses. These increases were partially offset by a $2.2 million decrease in facilities expense. The increases in share-based compensation expense and performance bonus expense for our support personnel were largely driven by overall improved company-wide performance. The increase in legal expenses was primarily due to third-party transaction-related expenses related to the evaluation of a potential acquisition that ultimately did not consummate. As a percentage of revenues, selling, general and administrative expenses increased to 23.2% during 2019 compared to 22.8% during 2018, primarily due to the items described above.
Restructuring charges for the year ended December 31, 2019 totaled $1.9 million, compared to $3.7 million for the year ended December 31, 2018. During 2019, we exited a portion of our Lake Oswego, Oregon office resulting in a $0.7 million lease impairment charge on the related operating lease right-of-use (“ROU”) asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. The lease impairment charge was recognized in accordance with ASC 842, Leases, which we adopted on a modified retrospective basis on January 1, 2019. See Note 2 “Summary of Significant Accounting Policies” within the notes to our consolidated financial statements for additional information on our adoption of ASC 842. See Note 5 “Leases” within the notes to our consolidated financial statements for additional information on the long-lived asset impairment test performed in 2019. Additionally, during 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office space in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily related to accelerated depreciation on related furniture and fixtures in those offices. During the fourth quarter of 2019, we entered into an amendment to the lease of our principal executive offices in Chicago, Illinois. Among other items, the amendment terminated the lease with respect to certain leased space which we previously vacated and currently sublease to a third-party. As a result of the amendment, we recognized a restructuring gain of $0.4 million. See Note 5 “Leases” for additional information on the amendment. Additional restructuring charges during 2019 include $0.6 million related to workforce reductions as we continue to better align resources with market demand and workforce reductions in our corporate operations.
The $3.7 million of restructuring charges in 2018 primarily consisted of $2.1 million related to workforce reductions to better align resources with market demand; $0.8 million related to the accrual of remaining lease payments, net of estimated sublease income, and accelerated depreciation on leasehold improvements due to exiting a portion of our Middleton, Wisconsin office; $0.4 million related to updated lease assumptions and commission costs for our San Francisco office vacated in 2017; and $0.3 million related to the divestiture of our Middle East practice within the Business Advisory segment. During the second quarter of 2018, we sold our Middle East business to a former employee who was the practice leader of that business at the time. The office exit costs incurred in 2018 were accounted for in accordance with ASC 840, Leases. See Note 11 “Restructuring Charges” within the notes to our consolidated financial statements for further discussion of our restructuring expenses.
Litigation and other losses (gains), net totaled to a net gain of $1.2 million for the year ended December 31, 2019, which primarily consisted of $1.5 million of remeasurement gains to decrease the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions, partially offset by a $0.4 million litigation loss accrual related to a legal claim that was subsequently settled during the first quarter of 2020. Litigation and other losses (gains), net totaled a net gain of $2.0 million for the year ended December 31, 2018, which primarily consisted of a $2.5 million litigation settlement gain for the resolution of Huron's claim in a class action lawsuit, partially offset by $0.4 million of net remeasurement losses to increase the estimated fair value of our contingent consideration liabilities related to business acquisitions. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense decreased $6.2 million, or 18.0%, to $28.4 million for the year ended December 31, 2019, from $34.6 million for the year ended December 31, 2018. The decrease was primarily attributable to decreasing amortization expense of the trade name and customer relationships acquired in our Studer Group acquisition and certain customer relationships acquired in other business acquisitions, due to the accelerated basis of amortization in prior periods, as well as certain other customer relationships acquired in business acquisitions that were fully amortized in prior periods. Intangible asset amortization included within operating expenses for the years ended December 31, 2019 and 2018 primarily related to certain customer relationships, trade names and non-competition agreements acquired in connection with our business acquisitions. See Note 3 “Acquisitions” and Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Income
Operating income increased $11.6 million, to $63.7 million for the year ended December 31, 2019, from $52.1 million for the year ended December 31, 2018. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 7.3% in 2019 compared to 6.6% in 2018. The increase in operating margin was primarily attributable to the revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and the decrease in intangible asset amortization expense; partially offset by the increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues.
Other Expense, Net
Total other expense, net decreased by $15.7 million to $11.2 million for the year ended December 31, 2019, from $26.9 million for the year ended December 31, 2018. The decrease in total other expense, net was primarily attributable to a $4.5 million net gain recognized in 2019 for the market value of our investments that are used to fund our deferred compensation liability, compared to a net loss of $1.6 million in 2018; as well as a $5.8 million loss recorded in 2018 related to the divestiture of our Middle East practice within our Business Advisory segment. During the second quarter of 2018, we sold our Middle East business to a former employee who was the practice leader of that business at the time. Interest expense, net of interest income decreased $3.4 million to $15.6 million in 2019 from $19.0 million in 2018, which was primarily attributable to the maturity of our Convertible Notes on October 1, 2019. See Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our Convertible Notes.
Income Tax Expense
For the year ended December 31, 2019, our effective tax rate was 20.0% as we recognized income tax expense from continuing operations of $10.5 million on income from continuing operations of $52.5 million. For the year ended December 31, 2018, our effective tax rate was 44.7% as we recognized income tax expense from continuing operations of $11.3 million on income from continuing operations of $25.2 million.
The effective tax rate for 2019 was more favorable than the statutory rate, inclusive of state income taxes, of 25.9%, primarily due to a $1.6 million tax benefit related to federal and state tax credits, which had a favorable impact of 3.1% on the effective tax rate; a $1.5 million tax benefit related to the change in valuation allowance primarily due to realizing deferred tax assets recorded for foreign tax credits, which had a favorable impact of 2.9% on the effective tax rate; and a $1.0 million tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability, which had a favorable impact of 1.8% on the effective tax rate. These favorable items were partially offset by $1.0 million of additional tax expense related to disallowed executive compensation, which had an unfavorable impact of 2.0% on the effective tax rate.
The effective tax rate for 2018 was less favorable than the statutory rate, inclusive of state income taxes, of 26.2%, primarily due to $1.8 million of discrete tax expense for valuation allowances, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign tax credits, which had an unfavorable impact of 6.9% on the effective tax rate; $1.2 million of discrete tax expense for share-based compensation awards that vested during 2018, which had an unfavorable impact of 4.9% on the effective tax rate; $0.6 million of additional tax expense related to disallowed executive compensation, which had an unfavorable impact of 2.5% on the effective tax rate; and $0.6 million of additional tax expense related to the change in fair value of contingent consideration, which had an unfavorable impact of 2.4% on the effective tax rate.
Net Income from Continuing Operations
Net income from continuing operations increased by $28.0 million to $42.0 million for the year ended December 31, 2019, from $13.9 million for the year ended December 31, 2018. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the year ended December 31, 2019 was $1.87 compared to $0.63 for 2018.
EBITDA and Adjusted EBITDA
EBITDA increased $18.8 million to $101.9 million for the year ended December 31, 2019, from $83.1 million for the year ended December 31, 2018. Adjusted EBITDA increased $14.4 million to $105.4 million in 2019 from $91.0 million in 2018. The increase in EBITDA was primarily attributable to the increase in revenues for the year ended December 31, 2019 compared to the same prior year period and the loss on the divestiture of our Middle East business within our Business Advisory segment recorded in 2018. These increases to EBITDA were partially offset by the increases in salaries and related expenses for our revenue-generating professionals, selling, general and administrative expenses, and performance bonus expense for our revenue-generating professionals recognized in 2019 compared to 2018. The increase in adjusted EBITDA was primarily attributable to the increase in revenues, partially offset by the increases in salaries and related expenses for our revenue-generating professionals, selling, general and administrative expenses, and performance bonus expense for our revenue-generating professionals in 2019 compared to 2018.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $15.8 million to $61.6 million for the year ended December 31, 2019, compared to $45.8 million for the year ended December 31, 2018. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations increased by $0.66 to $2.74 in 2019, compared to $2.08 in 2018.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $34.5 million, or 9.4%, to $399.2 million for the year ended December 31, 2019, from $364.8 million for the year ended December 31, 2018.
For the year ended December 31, 2019, revenues from fixed-fee arrangements; time-and-expense arrangements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 62.5%, 13.8%, 17.8%, and 5.9% of this segment’s revenues, respectively, compared to 65.6%, 16.0%, 11.7%, and 6.7%, respectively, in 2018. Performance-based fee revenue was $71.1 million in 2019, compared to $42.7 million in 2018. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $34.5 million increase in revenues, $33.5 million was attributable to an increase in revenues from our full-time billable consultants and $1.0 million was attributable to our full-time equivalents. The increase in revenues attributable to our full-time billable consultants reflected increases in the average billing rate and the average number of full-time billable consultants, partially offset by a decrease in the consultant utilization rate in 2019 compared to 2018. The increase in revenues attributable to our full-time equivalents reflected an increase in the average number of full-time equivalents, partially offset by a decrease in the revenue per full-time equivalent in 2019 compared to 2018.
Operating Income
Healthcare segment operating income increased $17.7 million, or 16.3%, to $125.7 million for the year ended December 31, 2019, from $108.1 million for the year ended December 31, 2018. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 31.5% in 2019 from 29.6% in 2018. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced an increase in salaries and related expenses for our revenue-generating professionals, partially offset by an increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $16.3 million, or 6.9%, to $252.5 million for the year ended December 31, 2019, from $236.2 million for the year ended December 31, 2018.
For the year ended December 31, 2019, revenues from fixed-fee arrangements; time-and-expense arrangements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 39.9%, 55.3%, 2.7%, and 2.1% of this segment's revenues, respectively, compared to 41.5%, 54.5%, 2.3%, and 1.7%, respectively, in 2018. Performance-based fee revenue for the year ended December 31, 2019 was $6.9 million compared to $5.4 million in 2018. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $16.3 million increase in revenues, $18.0 million was attributable to an increase in revenues generated by our full-time billable consultants; partially offset by a $1.7 million decrease in revenues generated by our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and the consultant utilization rate. The decrease in revenues from our full-time equivalents was driven by a decreased use of contractors and project consultants, partially offset by an increase in software support and maintenance revenues; and reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in 2019 compared to 2018.

Operating Income
Business Advisory segment operating income decreased by $0.9 million, or 1.8%, to $49.7 million for the year ended December 31, 2019, compared to $50.6 million for the year ended December 31, 2018. Segment operating margin decreased to 19.7% for 2019 from 21.4% for 2018. The decrease in this segment’s operating margin was also attributable to increases in salaries and related expenses and performance bonus expense for our revenue-generating professionals, as percentages of revenues. These decreases to the operating margin, were offset by decreases in contractor expense, restructuring charges, and third-party consulting expenses. Additionally, the decrease in the operating margin reflected a higher percentage of this segment's revenues derived from our lower margin solutions in 2019 compared to 2018.
Education
Revenues
Education segment revenues increased $30.9 million, or 15.9%, to $225.0 million for the year ended December 31, 2019, from $194.2 million for the year ended December 31, 2018.
For the year ended December 31, 2019, revenues from fixed-fee arrangements; time-and-expense arrangements; and software support, maintenance and subscription arrangements represented 23.0%, 68.8%, and 8.2% of this segment’s revenues, respectively, compared to 20.4%, 72.5%, and 7.1%, respectively, in 2018.
Of the overall $30.9 million increase in revenues, $25.4 million was attributable to revenues generated by our full-time billable consultants and $5.5 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the average number of full-time billable consultants; partially offset by a decrease in the average billing rate in 2019 compared to 2018. The increase in revenues from our full-time equivalents was primarily driven by an increased use of contractors and an increase in software and data hosting revenues, partially offset by a decreased use of project consultants; and reflected increases in the average number of full-time equivalents and revenue per full-time equivalent in 2019 compared to 2018.
Operating Income
Education segment operating income increased $7.5 million, or 15.5%, to $55.7 million for the year ended December 31, 2019, from $48.2 million for the year ended December 31, 2018. The Education segment operating margin was 24.8% for both 2019 and 2018. The Education segment's revenue growth outpaced increases in salaries and related expenses for our revenue-generating professionals and selling, general and administrative expenses. This increase to the operating margin was offset by increases in contractor expense and performance bonus expense for our revenue-generating professionals, as percentages of revenues.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $11.6 million, $33.1 million, and $16.9 million at December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$132,220	$101,658	$99,795
Net cash used in investing activities	(35,002)	(18,562)	(128,948)
Net cash provided by (used in) financing activities	(118,836)	(66,690)	28,821
Effect of exchange rate changes on cash	115	(208)	214
Net increase (decrease) in cash and cash equivalents	$(21,503)	$16,198	$(118)
Operating Activities
Net cash provided by operating activities totaled $132.2 million and $101.7 million for the years ended December 31, 2019 and 2018, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The increase in cash provided by operating activities in 2019 compared to 2018 was primarily attributable to an increase in cash collections from clients, which was driven by revenue growth, partially offset by the higher amount paid for annual performance bonuses during the first quarter of 2019 compared to the first quarter of 2018.

Investing Activities
Net cash used in investing activities was $35.0 million and $18.6 million for the years ended December 31, 2019 and 2018, respectively.
The use of cash in 2019 primarily consisted of $13.2 million for purchases of property and equipment, primarily related to purchases of computers and network equipment and leasehold improvements for new office spaces in certain locations; $10.3 million for payments related to internally developed software; $5.0 million for a purchase of investment securities in the fourth quarter of 2019; $4.7 million for contributions to our life insurance policies which fund our deferred compensation plan; and $2.5 million for the purchase of a business in the third quarter of 2019.
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
We estimate that cash utilized for purchases of property and equipment and software in 2020 will be approximately $25 to $30 million; primarily consisting of software development costs, information technology related equipment to support our corporate infrastructure, and leasehold improvements for certain office locations.
Financing Activities
Net cash used in financing activities was $118.8 million and $66.7 million for the years ended December 31, 2019 and 2018, respectively.
During 2019, we borrowed $347.0 million under our credit facility, of which $217.0 million was used to repay a portion of the $250.0 million outstanding principal on our Convertible Notes in the fourth quarter of 2019. The remaining $33.0 million outstanding principal on our Convertible Notes was repaid with cash on hand. During 2019, we also made repayments on our credit facility of $192.5 million. Additionally, we repurchased and retired $14.2 million of our common stock under our Share Repurchase Program, as defined below, of which $1.2 million settled in the first quarter of 2020. During 2019, we paid $10.0 million to the sellers of certain business acquisitions for achieving specified financial performance targets in accordance with the related purchase agreements. Of the total $10.0 million paid, $4.7 million is classified as a cash outflow from financing activities and represents the amount paid up to the initial fair value of contingent consideration liability recorded as of the acquisition date. The remaining $5.3 million is classified as a cash outflow from operating activities.
During 2018, we borrowed $204.3 million under our credit facility and made repayments on our credit facility of $259.8 million. We also paid $12.0 million to the sellers of certain businesses acquisitions for achieving specified financial performance targets in accordance with the related purchase agreements. Of the $12.0 million paid, $7.0 million is classified as a cash outflow from financing activities and represents the amount paid up to the initial fair value of the contingent consideration liability recorded as of the acquisition date. The remaining $5.0 million is classified as a cash outflow from operating activities.
Share Repurchase Program
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2020 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. In 2019, we repurchased and retired 210,437 shares for $14.2 million, of which $1.2 million settled in the first quarter of 2020. No shares were repurchased under this program in 2018. As of December 31, 2019, $20.9 million remains available for share repurchases.
Financing Arrangements
At December 31, 2019, we had $205.0 million outstanding under our senior secured credit facility and $3.9 million outstanding under a promissory note, as discussed below. The Convertible Notes matured on October 1, 2019.
1.25% Convertible Senior Notes
In September 2014, we issued $250 million principal amount of 1.25% convertible senior notes due 2019 in a private offering. The Convertible Notes were senior unsecured obligations of the Company and paid interest semi-annually on April 1 and October 1 of each year at an annual rate of 1.25%. The Convertible Notes matured on October 1, 2019. Upon maturity, we refinanced $217.0 million of the principal amount of the outstanding Convertible Notes with the borrowing capacity available under our revolving credit facility and funded the remaining $33.0 million principal payment with cash on hand. See Note 7 “Financing Arrangements” within the notes to the consolidated financial statements for additional information on our Convertible Notes.

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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however, the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At December 31, 2019 and December 31, 2018, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of December 31, 2019 was 1.64 to 1.00, compared to 2.83 to 1.00 as of December 31, 2018. Our Consolidated Interest Coverage Ratio as of December 31, 2019 was 15.29 to 1.00, compared to 11.03 to 1.00 as of December 31, 2018. The reduction in our Consolidated Leverage Ratio as of December 31, 2019 compared to December 31, 2018 was driven by an increase in cash flows from operations, deployment of cash to reduce borrowings and improved profitability. Our maximum borrowing capacity, after consideration of our restrictive covenants and the unused borrowing capacity under the revolving credit facility, was $271.6 million at December 31, 2019 compared to $100.1 million at December 31, 2018.
Principal borrowings outstanding under the Amended Credit Agreement at December 31, 2019 and December 31, 2018 totaled $205.0 million and $50.0 million, respectively. These borrowings carried a weighted average interest rate of 3.0% at December 31, 2019 and 3.7% at December 31, 2018 including the impact of the interest rate swap described in Note 12 “Derivative Instruments and Hedging Activity" within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2019, we had outstanding letters of credit totaling $1.7 million, which are primarily used as security deposits for our office facilities.
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
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements. For a discussion of certain risks and uncertainties related to the Amended Credit Agreement, see Part I—Item 1A. "Risk Factors.”
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million, and the aircraft had a carrying amount of $5.1 million. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million, and the aircraft had a carrying amount of $5.8 million.

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
CONTRACTUAL OBLIGATIONS
The following table represents our significant obligations and commitments as of December 31, 2019 and the scheduled years of payments (in thousands).

		Payments Due by Period
	Total	2020	2021-2022	2023-2024	Thereafter
Long-term bank borrowings—principal and interest (1)	$234,037	$6,113	$12,226	$215,698	$—
Promissory note—principal and interest (2)	4,276	661	1,308	2,307	—
Operating lease obligations (3)	90,887	9,772	23,541	22,363	35,211
Purchase obligations (4)	29,593	15,504	9,869	4,220	—
Deferred compensation (5)	27,544
Uncertain tax positions (6)	78
Total contractual obligations	$386,415	$32,050	$46,944	$244,588	$35,211

(1)
The interest payments on long-term bank borrowings are estimated based on the principal amount outstanding and the interest rate in effect as of December 31, 2019. Actual future interest payments will differ due to changes in our borrowings outstanding and the interest rate on those borrowings, as the interest rate varies based on the fluctuations in the variable base rates and the spread we pay over those base rates pursuant to the Amended Credit Agreement. Refer to “Liquidity and Capital Resources” and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for more information on our outstanding borrowings.

(2)
The interest payments on the promissory note are estimated based on the principal amount outstanding, scheduled principal payments, and the interest rate in effect as of December 31, 2019. Actual future interest payments may differ due to changes in the principal amount outstanding and the interest rate on that principal amount, as the interest rate varies based on the fluctuations in the one-month LIBOR rate. Refer to “Liquidity and Capital Resources” and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for more information on the promissory note.

(3)
We lease our facilities under operating lease arrangements expiring on various dates through 2029, with various renewal options. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Refer to Note 5 “Leases” within the notes to our consolidated financial statements for more information on our operating lease obligations.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty.

(5)
Included in deferred compensation and other liabilities on our consolidated balance sheet as of December 31, 2019 is a $27.5 million obligation for deferred compensation. The specific payment dates for the deferred compensation are unknown; therefore, the related balances have not been reflected in the “Payments Due by Period” section of the table. This deferred compensation liability is funded by corresponding deferred compensation plan assets. Refer to Note 15 “Employee Benefit and Deferred Compensation Plans” within the notes to our consolidated financial statements for more information on our deferred compensation plan.

(6)
Our liabilities for uncertain tax positions are classified as non-current and includes the accrual of potential payment of interest and penalties. We are unable to reasonably estimate the timing of future payments as it depends on examinations by taxing authorities; as such, the related balance has not been reflected in the “Payments Due by Period” section of the table.

OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies,” within the notes to our consolidated financial statements. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes.
Revenue Recognition
We generate substantially all of our revenues from providing professional services to our clients. We also generate revenues from software licenses; software support and maintenance and subscriptions to our cloud-based analytic tools and solutions; speaking engagements; conferences; and publications. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, we allocate the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on our overall pricing objectives, taking into consideration market conditions and other factors.
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
We typically satisfy our performance obligations for professional services over time as the related services are provided. The performance obligations related to software support and maintenance and subscriptions to our cloud-based analytic tools and solutions are typically satisfied evenly over the course of the service period. Other performance obligations, such as certain software licenses, speaking engagements, conferences, and publications, are satisfied at a point in time.

We generate our revenues under four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Culture and Organizational Excellence solution include fixed-fee partner contracts with multiple performance obligations, which primarily consist of coaching services, as well as speaking engagements, conferences, publications and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts, including speaking engagements, conferences and publications, are recognized at the time the goods or services are provided. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.
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
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our Culture and Organizational Excellence solution. We recognize revenues under time-and-expense arrangements as the related services or publications are provided, using the right to invoice practical expedient which allows us to recognize revenue in the amount that we have a right to invoice based on the number of hours worked and the agreed upon hourly rates or the value of the speaking engagements, conferences or publications purchased by our clients.
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
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized.
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

Carrying Values of Goodwill and Other Intangibles Assets
We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. At the time of our November 30, 2019 annual goodwill impairment test, we had five reporting units with goodwill balances: Healthcare, Education, Business Advisory, Strategy and Innovation, and Life Sciences. The Business Advisory, Strategy and Innovation, and Life Sciences reporting units, along with the Enterprise Solutions and Analytics reporting unit which does not have a goodwill balance, make up our Business Advisory operating segment.
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
The following is a discussion of our goodwill impairment analysis performed during 2019.
2019 Annual Goodwill Impairment Analysis
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2019 on our five reporting units with goodwill balances: Healthcare, Education, Business Advisory, Strategy and Innovation, and Life Sciences. We performed a qualitative assessment over the Healthcare, Education, Business Advisory, and Life Sciences reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill. We elected to bypass the qualitative assessment and performed a quantitative impairment test for the Strategy and Innovation reporting unit as the reporting unit is a relatively new business resulting from an acquisition in 2017 and also fell short of internal financial expectations in 2019.
For our qualitative assessment of the Healthcare, Education, Business Advisory and Life Sciences reporting units, we considered the most recent quantitative analysis performed for these reporting units, which was as of November 30, 2017, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2019 and 2018 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also considered the market-based valuation multiples used in the market approach within our prior quantitative analysis, which were derived from guideline companies, and noted that the valuation multiples generally increased compared to November 30, 2017. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessments, we determined that it was more likely than not that the fair values of the Healthcare, Education, Business Advisory and Life Sciences reporting units exceeded their respective carrying amounts. As such, the goodwill for these reporting units was not considered impaired as of November 30, 2019, and a quantitative goodwill impairment analysis was not necessary.
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
For the Strategy and Innovation reporting unit, we reviewed goodwill for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. In estimating the fair value of the reporting unit, we relied on a combination of the income approach and the market approach utilizing the guideline company method, with a fifty-fifty weighting. Based on the results of the goodwill impairment test, we determined the fair value of the Strategy and Innovation reporting unit exceeded its carrying value by 41%. As such, we concluded that there was no indication of goodwill impairment for the reporting unit.

In the income approach used to calculate the fair value of the Strategy and Innovation reporting unit, we utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, such as long-term projections of future cash flows, including estimates of revenues and operating margins; market conditions; tax rates; and discount rates reflecting the risk inherent in future cash flows. In estimating future cash flows, we relied on internally generated forecasts based on historical experience, current backlog, expected market demand, and other industry information, and assumed a long-term annual revenue growth rate of 3.0%. Our discounted cash flow analysis assumed a weighted average cost of capital discount rate of 14.0% for the Strategy and Innovation reporting unit.

In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. For the Strategy and Innovation reporting unit, these multiples are evaluated and adjusted based on specific characteristics of the reporting unit relative to the selected guideline companies and applied to the reporting unit's operating data to arrive at an indication of value.

Determining the fair value of the Strategy and Innovation reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not a non-cash goodwill impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in non-cash goodwill impairment charges.

The table below presents, based on the quantitative goodwill impairment test performed as of November 30, 2019, the decrease in the fair value of the Strategy and Innovation reporting unit given a 100 basis point increase in the assumed discount rate or a 100 basis point decrease in the assumed long-term annual revenue growth rate.

	Discount rate increased by 100 bps	Long-term growth rate decreased by 100 bps
Strategy and Innovation:
Decrease in fair value	$(5,600)	$(3,600)
Percentage by which fair value exceeds carrying value	35%	37%
The carrying values of goodwill for each of our reporting units as of December 31, 2019 are as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$428,729
Education	103,889
Business Advisory	16,094
Strategy and Innovation	87,410
Life Sciences	10,558
Enterprise Solutions and Analytics	—
Total	$646,680
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $31.6 million at December 31, 2019 and primarily consist of customer relationships, trade names, technology and software, non-competition agreements, and customer contracts, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No material impairment charges for intangible assets were recorded in 2019.

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
Market Risk and Interest Rate Risk
Concurrent with the issuance of our Convertible Notes, we entered into separate convertible note hedge and warrant transactions. The convertible note hedge transactions were intended to reduce the potential future economic dilution associated with the conversion of the Convertible Notes and, combined with the warrants, effectively raised the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share. Under the convertible note hedge transactions, we had the option to purchase a total of approximately 3.1 million shares of our common stock, which was the number of shares initially issuable upon conversion of the Convertible Notes in full, at a price of approximately $79.89, which corresponds to the initial conversion price of the Convertible Notes, subject to customary anti-dilution adjustments substantially similar to those in the Convertible Notes. The convertible note hedge transactions expired in the third quarter of 2019. Under the warrant transactions, the holders of the warrants have the option to purchase a total of approximately 3.1 million shares of our common stock at a price of approximately $97.12. If the average market value per share of our common stock for the reporting period exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share. The warrants will expire incrementally on 100 different dates from January 6, 2020 to May 28, 2020 and are exercisable at each such expiry date. See Note 7 “Financing Arrangements” within the notes to the consolidated financial statements for additional information on our Convertible Notes, which matured on October 1, 2019.
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At December 31, 2019, we had borrowings outstanding under the credit facility totaling $205.0 million that carried a weighted average interest rate of 3.0% including the impact of the interest rate swap described below. A hypothetical 100 basis point change in the interest rate would have a $1.6 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap. At December 31, 2018, our borrowings outstanding under the credit facility totaled $50.0 million which carried a weighted average interest rate of 3.7%, including the effect of the interest rate swap described below. As of December 31, 2018, these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swap, which had a notional amount of $50.0 million as of December 31, 2018. A hypothetical 100 basis point change in the interest rate as of December 31, 2018, would have had no impact on our consolidated financial statements.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million and carried an interest rate of 3.7%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2018 the outstanding principal amount of the promissory note was $4.4 million and carried an interest rate of 4.3%. A hypothetical 100 basis point change in the interest rate as of December 31, 2018 would not have had a material effect on our pretax income.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have a non-interest bearing convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2019, the fair value of the investment was $49.5 million, with a total cost basis of $27.9 million. At December 31, 2018, the fair value of the investment was $50.4 million, with a total cost basis of $27.9 million.
We have a preferred stock investment in Medically Home Group, Inc., a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of December 31, 2019, the carrying value of the investment was $5.0 million. Following our purchase, there has been no impairment, nor any observable price changes to our investment. See Note 13 “Fair Value of Financial Instruments” for further information on our long-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Company’s Consolidated Financial Statements and supplementary data begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers, Promoters and Control Persons
The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 29, 2020 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”
Compliance with Section 16(a) of the Exchange Act
The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all of our employees, officers and directors. The Code is available on the Corporate Governance page of our website at ir.huronconsultinggroup.com. If we make any amendments to or grant any waivers from the Code which are required to be disclosed pursuant to the Securities Exchange Act of 1934, we will make such disclosures on our website.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information with respect to equity compensation plans approved by shareholders as of December 31, 2019. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders:
2004 Omnibus Stock Plan (1)	74,608	$29.74	—
2012 Omnibus Incentive Plan (2)	31,785	$39.19	1,073,349
Stock Ownership Participation Program (3)	—	$—	33,497
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	106,393	$32.57	1,106,846

(1)
Our 2004 Omnibus Stock Plan was approved by the existing shareholders prior to our initial public offering. Upon adoption of the 2012 Omnibus Incentive Plan, we terminated the 2004 Omnibus Stock Plan with respect to future awards and no further awards will be granted under this plan.

(2)
Our 2012 Omnibus Incentive Plan was approved by our shareholders at our annual meeting held on May 1, 2012. Subsequent to the initial approval and through December 31, 2019, our shareholders have approved amendments to the 2012 Omnibus Incentive Plan to increase the number of shares reserved for issuance by 2,254,000, in the aggregate.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Other Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules—The financial statement schedules required by this item are included in the Consolidated Financial Statements and accompanying notes.

3.	Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.			10-K	12/31/2004	3.1	2/16/2005
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.			8-K		3.1	10/28/2015
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/2004
4.2	Description of Securities.	X
4.3	Indenture (including Form of Note) with respect to the Company’s 1.25% Convertible Senior Notes due 2019, dated as of September 10, 2014, between Huron Consulting Group Inc. and U.S. Bank National Association, as trustee.			8-K		4.1	9/16/2014
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/2004
10.2*	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan.			S-8		10.1	5/5/2010
10.3*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/2008	10.12	2/24/2009
10.4*	Senior Management Agreement by and between Huron Consulting Group Inc. and John D. Kelly.			8-K		10.1	1/6/2017
10.5*	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.			8-K		10.2	1/6/2017
10.6*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K		10.3	1/6/2017
10.7*	Senior Management Agreement by and between Huron Consulting Group Inc. and Diane E. Ratekin.			8-K		10.4	1/6/2017
10.8*	Transitional Retirement Agreement by and between Huron Consulting Group Inc. and Diane E. Ratekin.			8-K		10.1	9/16/2019

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.9	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/2012	10.17	2/21/2013
10.10	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/2012	10.18	2/21/2013
10.11	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/2012	10.19	2/21/2013
10.12	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/2013
10.13†	Fifth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 1, 2013.	X
10.14	Sixth Amendment to Lease by and between Huron Consulting Services LLC and Onni Van Buren Chicago LLC, dated October 3, 2019.			8-K		10.1	10/16/2019
10.15*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/2012	10.20	2/21/2013
10.16	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.2	9/5/2014
10.17	Base Convertible Bond Hedge Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.3	9/5/2014
10.18	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.4	9/5/2014
10.19	Base Issuer Warrant Transaction Confirmation, dated as of September 4, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.5	9/5/2014
10.20	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.1	9/16/2014
10.21	Additional Convertible Bond Hedge Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.2	9/16/2014
10.22	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and Bank of America, N.A.			8-K		10.3	9/16/2014
10.23	Additional Issuer Warrant Transaction Confirmation, dated as of September 10, 2014, by and between Huron Consulting Group Inc. and J.P. Morgan Securities LLC, as an agent for JPMorgan Chase Bank, National Association, London Branch.			8-K		10.4	9/16/2014

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.24*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement (Stock Ownership Participation Program).			10-K	12/31/2014	10.31	2/24/2015
10.25*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Performance Stock Unit Agreement.			10-K	12/31/2014	10.32	2/24/2015
10.26*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Stock Option Agreement.			10-K	12/31/2014	10.33	2/24/2015
10.27*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan NEO Performance Stock Unit Agreement.			10-K	12/31/2014	10.34	2/24/2015
10.28	Second Amended and Restated Credit Agreement, dated as of March 31, 2015, among Huron Consulting Group Inc., as Borrower, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Bank of Montreal and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.			8-K		10.1	4/2/2015
10.29	Second Amended and Restated Security Agreement, dated as of March 31, 2015.			8-K		10.2	4/2/2015
10.30	Second Amended and Restated Pledge Agreement, dated as of March 31, 2015.			8-K		10.3	4/2/2015
10.31*	Huron Consulting Group Inc. Stock Ownership Participation Program.			DEF 14A		Appendix A	3/20/2015
10.32*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated effective May 1, 2017.			DEF 14A		Appendix A	3/27/2017
10.33*	Amendment to the Huron Consulting Group Inc. Amended and Restated 2012 Omnibus Incentive Plan.			DEF 14A		Appendix A	3/22/2019
10.34*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated effective February 13, 2020.	X
10.35	Amendment No. 1 of the Second Amended and Restated Credit Agreement, dated as of February 28, 2017, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	3/6/2017
10.36	Amendment No. 2 of the Second Amended and Restated Credit Agreement, dated as of October 24, 2017, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			10-Q	9/30/2017	10.1	11/1/2017
10.37	Amendment No. 3 of the Credit Agreement, dated as of March 23, 2018, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	3/29/2018

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.38	Amendment No. 4 of the Credit Agreement, the Pledge Agreement and the Security Agreement, dated as of September 27, 2019, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	10/3/2019
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.
†
Pursuant to Regulation S-K 601(b)(10)(iv), certain exhibits to this Exhibit have been omitted. The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, a copy of any or all omitted exhibits.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ JAMES H. ROTH	Chief Executive Officer and Director	2/25/2020
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

Signature	Title	Date

/s/ JAMES H. ROTH	Chief Executive Officer and Director (Principal Executive Officer)	2/25/2020
James H. Roth

/s/ JOHN F. MCCARTNEY	Non-Executive Chairman of the Board	2/25/2020
John F. McCartney

/s/ GEORGE E. MASSARO	Vice Chairman of the Board	2/25/2020
George E. Massaro

/s/ JOHN D. KELLY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	2/25/2020
John D. Kelly

/s/ ELLEN P. WONG	Chief Accounting Officer (Principal Accounting Officer)	2/25/2020
Ellen P. Wong

/s/ H. EUGENE LOCKHART	Director	2/25/2020
H. Eugene Lockhart

/s/ HUGH E. SAWYER	Director	2/25/2020
Hugh E. Sawyer

/s/ EKTA SINGH-BUSHELL	Director	2/25/2020
Ekta Singh-Bushell

/s/ DEBRA ZUMWALT	Director	2/25/2020
Debra Zumwalt

HURON CONSULTING GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huron Consulting Group Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and other comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2019 and the manner in which it accounts for revenue from contracts with customers as of January 1, 2018.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Fixed-Fee and Healthcare Performance-Based Billing Arrangements

As described in Notes 2 and 19 to the consolidated financial statements, in fixed-fee billing arrangements, which accounted for $401.9 million of revenues for the year ended December 31, 2019, the Company agrees to a pre-established fee in exchange for a predetermined set of professional services. As disclosed by management, under fixed-fee arrangements, revenues are recognized based upon work completed to date versus management’s estimates of the total services to be provided under the engagement. Additionally, the Company’s Healthcare practice enters into performance-based billing arrangements whereby fees are tied to the attainment of contractually defined objectives, as a result of adopting the Company’s recommendations, which accounted for $71.1 million of revenues for the year ended December 31, 2019. Under performance-based billing arrangements, revenue is recognized based on an estimate of variable consideration and work completed to date versus the estimates of the total services to be provided under the engagement. Variable consideration is estimated based on a probability-weighted assessment of the fees to be earned, net of a constraint to limit the amount that could be reversed when the uncertainty is resolved.

The principal considerations for our determination that performing procedures relating to revenue recognition under fixed-fee and healthcare performance-based billing arrangements is a critical audit matter are there was significant judgment by management when developing their estimates of revenue to be recognized from these billing arrangements. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions, including work completed to date versus management’s estimates of the total services to be provided for fixed-fee and performance-based billing arrangements, and the probability of attaining contractually defined objectives in performance-based billing arrangements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process under fixed-fee and performance-based billing arrangements. These procedures also included, among others, testing the accuracy of the total contract amounts and evaluating the reasonableness of management’s assumption of work completed to-date versus management’s estimates of the total services to be provided by (i) inquiring with the Company’s employees regarding the expected remaining efforts for a sample of engagements, (ii) evaluating trends in past performance, and (iii) evaluating performance to date. Additionally, for performance-based billing arrangements, procedures included, among others, (i) evaluating the reasonableness of management’s assumption of the probability of attaining the contractually defined objectives by inquiring with the Company’s employees regarding the expected remaining efforts and the probability weighting of variable consideration to be earned for a sample of engagements and by evaluating trends in past performance, (ii) evaluating the necessity of applying a constraint based upon consideration of the initial forecasts developed during project procurement, and (iii) evaluating performance to date towards the attainment of contractually defined objectives.

Goodwill Impairment Assessment - Strategy and Innovation Reporting Unit

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $646.7 million as of December 31, 2019, of which $87.4 million is attributed to the Strategy and Innovation reporting unit. Management conducts an annual goodwill impairment test as of November 30, and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. As disclosed by management, in performing the analysis, management first assesses qualitative factors to determine whether the existence of current events or circumstances would lead to a determination that it is more likely than not that the fair value of one of the reporting units is greater than its carrying value. If management determines it is more likely than not that the fair value of a reporting unit is greater than its carrying value, no further testing is necessary. However, if management concludes otherwise, a quantitative impairment test is performed by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit, including goodwill. Fair value is estimated using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. The determination of fair value using the income approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, estimated revenues, operating margin, market conditions, tax rates, and discount rates. The determination of fair value using the market approach requires the use of valuation multiples based on operating data from guideline publicly traded companies. If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge is recorded in an amount equal to that difference with the loss not to exceed the total amount of goodwill allocated to the reporting unit.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Strategy and Innovation reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management's cash flow projections and significant assumptions, including estimated revenues, operating margin, discount rate, and market multiples. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment test, including controls over the determination of the fair value of the Strategy and Innovation reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the allocation of assets to the reporting unit; evaluating the appropriateness of the income and market approaches; testing the completeness, accuracy and relevance of underlying data used in the income approach; testing the reasonableness and accuracy of the underlying data used in the market approach; and evaluating the significant assumptions used by management, including estimated revenues, operating margin, discount rate, and market multiples. Evaluating management’s assumptions related to estimated revenues, operating margin, discount rate, and market multiples involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the actions necessary to achieve future forecasts, (iii) the consistency with external market and industry data, and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow analysis and certain significant assumptions, including the discount rate, as well as the selection and calculation of market multiples.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 25, 2020

We have served as the Company's auditor since 2002.

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$11,604	$33,107
Receivables from clients, net	116,571	109,677
Unbilled services, net	79,937	69,613
Income tax receivable	2,376	6,612
Prepaid expenses and other current assets	14,248	13,922
Total current assets	224,736	232,931
Property and equipment, net	38,413	40,374
Deferred income taxes, net	1,145	2,153
Long-term investments	54,541	50,429
Operating lease right-of-use assets	54,954	—
Other non-current assets	52,177	30,525
Intangible assets, net	31,625	47,857
Goodwill	646,680	645,263
Total assets	$1,104,271	$1,049,532
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,944	$10,020
Accrued expenses and other current liabilities	18,554	17,207
Accrued payroll and related benefits	141,605	109,825
Accrued contingent consideration for business acquisitions	—	9,991
Current maturities of long-term debt	529	243,132
Current maturities of operating lease liabilities	7,469	—
Deferred revenues	28,443	28,130
Total current liabilities	204,544	418,305
Non-current liabilities:
Deferred compensation and other liabilities	28,635	20,875
Accrued contingent consideration for business acquisitions, net of current portion	—	1,450
Long-term debt, net of current portion	208,324	53,853
Operating lease liabilities, net of current portion	69,233	—
Deferred lease incentives	—	13,693
Deferred income taxes, net	8,070	732
Total non-current liabilities	314,262	90,603
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,144,764 and 25,114,739 shares issued at December 31, 2019 and December 31, 2018, respectively	247	244
Treasury stock, at cost, 2,425,430 and 2,568,288 shares at December 31, 2019 and December 31, 2018, respectively	(128,348)	(124,794)
Additional paid-in capital	460,781	452,573
Retained earnings	237,849	196,106
Accumulated other comprehensive income	14,936	16,495
Total stockholders’ equity	585,465	540,624
Total liabilities and stockholders’ equity	$1,104,271	$1,049,532
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues and reimbursable expenses:
Revenues	$876,757	$795,125	$732,570
Reimbursable expenses	88,717	82,874	75,175
Total revenues and reimbursable expenses	965,474	877,999	807,745
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	575,602	521,537	454,806
Amortization of intangible assets and software development costs	5,375	4,247	10,932
Reimbursable expenses	88,696	82,923	75,436
Total direct costs and reimbursable expenses	669,673	608,707	541,174
Operating expenses and other losses (gains), net:
Selling, general and administrative expenses	203,071	180,983	175,364
Restructuring charges	1,855	3,657	6,246
Litigation and other losses (gains), net	(1,196)	(2,019)	1,111
Depreciation and amortization	28,365	34,575	38,213
Goodwill impairment charges	—	—	253,093
Total operating expenses and other losses (gains), net	232,095	217,196	474,027
Operating income (loss)	63,706	52,096	(207,456)
Other income (expense), net:
Interest expense, net of interest income	(15,648)	(19,013)	(18,613)
Other income (expense), net	4,433	(7,862)	3,565
Total other expense, net	(11,215)	(26,875)	(15,048)
Income (loss) from continuing operations before taxes	52,491	25,221	(222,504)
Income tax expense (benefit)	10,512	11,277	(51,999)
Net income (loss) from continuing operations	41,979	13,944	(170,505)
Income (loss) from discontinued operations, net of tax	(236)	(298)	388
Net income (loss)	$41,743	$13,646	$(170,117)
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$1.91	$0.64	$(7.95)
Income (loss) from discontinued operations, net of tax	(0.01)	(0.01)	0.02
Net income (loss)	$1.90	$0.63	$(7.93)
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$1.87	$0.63	$(7.95)
Income (loss) from discontinued operations, net of tax	(0.02)	(0.01)	0.02
Net income (loss)	$1.85	$0.62	$(7.93)
Weighted average shares used in calculating earnings per share:
Basic	21,993	21,706	21,439
Diluted	22,507	22,058	21,439
Comprehensive income (loss):
Net income (loss)	$41,743	$13,646	$(170,117)
Foreign currency translation adjustments, net of tax	99	(1,814)	1,602
Unrealized gain (loss) on investment, net of tax	(702)	7,772	4,724
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(956)	167	429
Other comprehensive income (loss)	(1,559)	6,125	6,755
Comprehensive income (loss)	$40,184	$19,771	$(163,362)
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	23,478,016	$235	(2,420,913)	$(113,195)	$405,895	$351,483	$3,615	$648,033
Comprehensive income						(170,117)	6,755	(163,362)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	399,248	4	(58,211)	(3,953)	3,949			—
Business acquisition	221,558	2			9,558			9,560
Share-based compensation					14,419			14,419
Shares redeemed for employee tax withholdings			(112,011)	(4,846)				(4,846)
Cumulative-effect adjustment from adoption of ASU 2016-09					435	(435)		—
Cumulative-effect adjustment from adoption of ASU 2018-02						(488)		(488)
Balance at December 31, 2017	24,098,822	$241	(2,591,135)	$(121,994)	$434,256	$180,443	$10,370	$503,316
Comprehensive income						13,646	6,125	19,771
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	279,430	3	5,986	387	(390)			—
Exercise of stock options	40,000	—			937			937
Share-based compensation					17,770			17,770
Shares redeemed for employee tax withholdings			(86,813)	(3,187)				(3,187)
Cumulative-effect adjustment from adoption of ASU 2014-09						2,017		2,017
Balance at December 31, 2018	24,418,252	$244	(2,671,962)	$(124,794)	$452,573	$196,106	$16,495	$540,624
Comprehensive income						41,743	(1,559)	40,184
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	347,589	4	20,171	1,828	(1,832)			—
Exercise of stock options	47,904	1			1,243			1,244
Share-based compensation					22,854			22,854
Shares redeemed for employee tax withholdings			(111,511)	(5,382)				(5,382)
Other capital contributions					160			160
Share repurchases	(210,437)	(2)			(14,217)			(14,219)
Balance at December 31, 2019	24,603,308	$247	(2,763,302)	$(128,348)	$460,781	$237,849	$14,936	$585,465
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$41,743	$13,646	$(170,117)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,405	39,311	50,089
Non-cash lease expense	8,397	—	—
Share-based compensation	24,213	18,818	14,838
Amortization of debt discount and issuance costs	8,264	10,313	10,203
Goodwill impairment charges	—	—	253,093
Allowances for doubtful accounts and unbilled services	250	657	3,217
Deferred income taxes	8,795	10,717	(53,753)
Loss (gain) on sale of businesses	—	5,807	(931)
Change in fair value of contingent consideration liabilities	(1,506)	381	1,111
Other, net	16	—	—
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients	(10,123)	(10,509)	1,650
(Increase) decrease in unbilled services	(10,269)	(11,094)	(4,332)
(Increase) decrease in current income tax receivable / payable, net	4,442	(2,607)	210
(Increase) decrease in other assets	(144)	(1,361)	(366)
Increase (decrease) in accounts payable and accrued liabilities	(6,884)	(8,212)	3,732
Increase (decrease) in accrued payroll and related benefits	30,339	35,481	(10,966)
Increase (decrease) in deferred revenues	282	310	2,117
Net cash provided by operating activities	132,220	101,658	99,795
Cash flows from investing activities:
Purchases of property and equipment, net	(13,240)	(8,936)	(24,402)
Investment in life insurance policies	(4,703)	(2,037)	(1,826)
Distributions from life insurance policies	—	—	2,889
Purchases of businesses, net of cash acquired	(2,500)	(215)	(106,915)
Purchase of investment securities	(5,000)	—	—
Capitalization of internally developed software	(10,312)	(6,069)	(1,370)
Proceeds from note receivable	—	1,040	1,177
Proceeds from sale of property and equipment	753	—	—
Divestitures of businesses, net of cash sold	—	(2,345)	1,499
Net cash used in investing activities	(35,002)	(18,562)	(128,948)
Cash flows from financing activities:
Proceeds from exercises of stock options	1,244	937	—
Shares redeemed for employee tax withholdings	(5,382)	(3,187)	(4,846)
Share repurchases	(12,985)	—	—
Proceeds from bank borrowings	347,000	204,300	277,500
Repayments of bank borrowings	(192,515)	(259,801)	(240,745)
Repayment of convertible notes	(250,000)	—	—
Payments for debt issuance costs	(1,524)	(1,385)	(408)
Payments for contingent consideration liabilities	(4,674)	(7,554)	(2,680)
Net cash provided by (used in) financing activities	(118,836)	(66,690)	28,821
Effect of exchange rate changes on cash	115	(208)	214
Net increase (decrease) in cash and cash equivalents	(21,503)	16,198	(118)
Cash and cash equivalents at beginning of the period	33,107	16,909	17,027
Cash and cash equivalents at end of the period	$11,604	$33,107	$16,909
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable and accrued expenses	$2,600	$2,358	$1,567
Promissory note assumed for purchase of property and equipment	$—	$—	$5,113
Contingent consideration related to business acquisitions	$—	$212	$15,489
Common stock issued related to business acquisition	$—	$—	$9,560
Share repurchases included in accounts payable	$1,234	$—	$—
Cash paid during the year for:
Interest	$7,971	$8,887	$9,068
Income taxes	$1,429	$3,349	$5,399
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1. Description of Business

Huron is a global consultancy that collaborates with clients to drive strategic growth, ignite innovation and navigate constant change. Through a combination of strategy, expertise and creativity, we help clients accelerate operational, digital and cultural transformation, enabling the change they need to own their future. By embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements reflect the financial position at December 31, 2019 and 2018, and the results of operations and cash flows for the years ended December 31, 2019, 2018, and 2017.
The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

On January 1, 2019, we adopted Accounting Standard Update ("ASU") 2016-02, Leases. For additional information on the adoption of ASU 2016-02, refer to our leases policy and new accounting pronouncements below.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, a new Topic, ASC 606, which superseded ASC 605, Revenue Recognition. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 on a modified retrospective basis to all open contracts, as modified, as of that date. Adoption of the new standard resulted in changes to our accounting policy for revenue recognition, most notably for performance-based billing arrangements, and sales commissions. Adopting ASC 606 on a modified retrospective basis had no impact on our consolidated financial statements in the prior periods presented. Upon adoption, we recorded a $2.0 million cumulative-effect adjustment to record a net increase to retained earnings for the portion of performance-based billing arrangements that have been earned as of the adoption date but for which we had not recognized as revenue under previous revenue recognition guidance, the capitalization of sales commissions paid on open contracts as of the adoption date, and the related tax effects. Refer to our revenue recognition and capitalized sales commissions policies below for additional information.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from these estimates and assumptions.
Revenue Recognition
We generate substantially all of our revenues from providing professional services to our clients. We also generate revenues from software licenses; software support and maintenance and subscriptions to our cloud-based analytic tools and solutions; speaking engagements; conferences; and publications. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, we allocate the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on our overall pricing objectives, taking into consideration market conditions and other factors.
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
We typically satisfy our performance obligations for professional services over time as the related services are provided. The performance obligations related to software support and maintenance and subscriptions to our cloud-based analytic tools and solutions are typically satisfied evenly over the course of the service period. Other performance obligations, such as certain software licenses, speaking engagements, conferences, and publications, are satisfied at a point in time.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

We generate our revenues under four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Culture and Organizational Excellence solution include fixed-fee partner contracts with multiple performance obligations, which primarily consist of coaching services, as well as speaking engagements, conferences, publications and software products (“Partner Contracts”). Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts, including speaking engagements, conferences and publications, are recognized at the time the goods or services are provided. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.
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
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our Culture and Organizational Excellence solution. We recognize revenues under time-and-expense arrangements as the related services or publications are provided, using the right to invoice practical expedient which allows us to recognize revenue in the amount that we have a right to invoice based on the number of hours worked and the agreed upon hourly rates or the value of the speaking engagements, conferences or publications purchased by our clients.
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
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized.
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
Capitalized Sales Commissions
Sales commissions earned by our sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions with an expected amortization period greater than one year are deferred and amortized on a straight-line basis over the period of the associated contract. We elected to apply the practical expedient to expense sales commissions as incurred when the expected amortization period is one year or less. Amortization expense is recorded to direct costs. During the years ended December 31, 2019 and 2018, we amortized $0.3 million and $0.2 million, respectively, of capitalized sales commissions. Unamortized sales commissions were $0.8 million and $0.4 million as of December 31, 2019 and 2018, respectively.
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
Direct Costs and Reimbursable Expenses
Direct costs and reimbursable expenses consist primarily of revenue-generating employee compensation and their related benefits and share-based compensation costs; as well as commissions, the cost of outside consultants or subcontractors assigned to revenue-generating activities, technology costs, other third-party costs directly attributable to our revenue-generating activities, and direct expenses to be reimbursed by clients. Direct costs and reimbursable expenses incurred on engagements are expensed in the period incurred.
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
Long-term Investments
Our long-term investments consist of our convertible debt investment in Shorelight Holdings, LLC ("Shorelight") and preferred stock investment in Medically Home Group, Inc. ("Medically Home").
We classified the convertible debt investment in Shorelight as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. The investment is carried at fair value with unrealized holding gains and losses reported in other comprehensive income. If the investment is in an unrealized loss position, we assess whether the investment is other-than-temporarily impaired. We consider impairments to be other-than-temporary if they are related to significant credit deterioration or if it is likely we will sell the security before the recovery of its cost basis. We have not identified any other-than-temporary impairments for our convertible debt investment. In the event there are realized gains and losses or declines in value judged to be other-than-temporary, we will record the amount in earnings.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

We classified the preferred stock investment in Medically Home as an equity security without a readily determinable value at the time of purchase and reevaluate such classification as of each balance sheet date. We elected the measurement alternative to value this equity security without a readily determinable fair value. Under the measurement alternative, the investment is recorded at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment in Medically Home. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. Following our purchase, there has been no impairment, nor any observable price changes to our investment.
See Note 13 “Fair Value of Financial Instruments” for further information on our long-term investments.
Fair Value of Financial Instruments
See Note 13 “Fair Value of Financial Instruments” for the accounting policies used to measure the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis.
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
Leases
We determine if an arrangement contains a lease and the classification of such lease at inception. As of December 31, 2019, all of our material leases are classified as operating leases; we have not entered into any material finance leases. For all operating leases with an initial term greater than 12 months, we recognize an operating lease right-of-use ("ROU") asset and operating lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Operating lease expense is recognized on a straight-line basis over the lease term and recorded within selling, general and administrative expenses on our consolidated statement of operations. In accordance with our accounting policy for impairment of long-lived assets, operating lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. We evaluate the recoverability of the asset group based on forecasted undiscounted cash flows. See Note 5 "Leases" for additional information on our leases, including the lease impairment charges recorded in 2019.
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
Development costs related to software products that will be sold, leased, or otherwise marketed are expensed until technological feasibility has been established. Thereafter and until the software is available for general release to customers, these software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. These capitalized development costs are

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We did not capitalize any development costs for this type of software during 2019 or 2018.
We classify capitalized software development costs, which primarily relate to cloud computing applications and software for internal use, as other non-current assets on our consolidated balance sheet. As of December 31, 2019, gross capitalized software development costs and related accumulated amortization was $21.5 million and $5.9 million, respectively. As of December 31, 2018, gross capitalized software development costs and related accumulated amortization was $10.2 million and $2.9 million, respectively. During the years ended December 31, 2019, 2018, and 2017, we amortized $3.0 million, $1.4 million, and $0.8 million, respectively, of capitalized software development costs.
Intangible Assets Other Than Goodwill
Identifiable intangible assets are amortized over their expected useful lives using a method that reflects the economic benefit expected to be derived from the assets or on a straight-line basis. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, right-of-use assets, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. We evaluate the recoverability of long-lived assets based on forecasted undiscounted cash flows. See Note 5 "Leases" for information on our right-of-use asset impairment charges recorded in 2019. No material impairment charges for other long-lived assets were recorded in 2019, 2018, or 2017.
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
Pursuant to our policy, we performed the annual goodwill impairment test as of November 30, 2019 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred, or any circumstances have changed since November 30, 2019 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2019, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
Business Combinations
We use the acquisition method of accounting for business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of tangible and intangible assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. Refer to Note 13 “Fair Value of Financial Instruments” for further information regarding our contingent acquisition liability balances.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Income Taxes
Current tax liabilities and assets are recognized for the estimated taxes payable or refundable, respectively, on the tax returns for the current year. We have elected to recognize the tax expense related to Global Intangible Low-Taxed Income ("GILTI") as a period expense in the period the tax is incurred. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets. Refer to Note 17 "Income Taxes" for further information regarding incomes taxes.
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
Sponsorship and Advertising Costs
Sponsorship and advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2019, 2018, and 2017 totaled $8.4 million, $7.9 million, and $6.6 million, respectively, and are a component of selling, general and administrative expenses on our consolidated statement of operations.
Convertible Senior Notes
In September 2014, we issued $250 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”) in a private offering. The Convertible Notes matured on October 1, 2019, and the outstanding principal and accrued interest were paid in full at that time. At issuance, we separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying value of the equity component representing the conversion option, which was recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount was amortized to interest expense using the effective interest method over the term of the Convertible Notes. The equity component was not remeasured as it continued to meet the conditions for equity classification. Refer to Note 7 “Financing Arrangements” for further information regarding the Convertible Notes.
Debt Issuance Costs
We amortize the costs we incur to obtain debt financing over the contractual life of the related debt using the effective interest method for non-revolving debt and the straight-line method for revolving debt. The amortization expense is included in interest expense, net of interest income in our statement of operations. Unamortized debt issuance costs attributable to our revolving credit facility are included as a component of other non-current assets. Unamortized debt issuance costs attributable to our Convertible Notes were recorded as a deduction from the carrying amount of the debt liability.
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
Foreign currency transaction gains and losses are included in other income, net on the consolidated statement of operations. We recognized $0.2 million of foreign currency transaction losses in 2019, $0.5 million of foreign currency transaction losses in 2018, and $0.4 million of foreign currency transaction gains in 2017.
Segment Reporting
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker manages the business under three operating segments, which are our reportable segments: Healthcare, Business Advisory, and Education.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

New Accounting Pronouncements
Recently Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, as a new Topic, ASC 842, which superseded ASC Topic 840, Leases, and sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized using an effective interest rate method or on a straight-line basis over the term of the lease. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the adoption date. We adopted ASC 842 effective January 1, 2019 on a modified retrospective basis for existing leases using the transition method allowed by ASU 2018-11, which had no impact on our consolidated financial statements in the prior periods presented. The new lease standard had a material impact on our consolidated balance sheet upon adoption but did not impact our consolidated statement of operations. The most significant impact to our consolidated balance sheet is the recognition of ROU assets and lease liabilities for operating leases. The impact of the new lease standard on our consolidated balance sheet upon adoption follows:

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Capitalized implementation costs are amortized on a straight-line basis generally over the term of the service contract with the amortization recognized in the same financial statement line item as the fees related to the service contract. ASU 2018-15 is effective beginning January 1, 2020, with early adoption permitted. We adopted this ASU in the third quarter of 2019 on a prospective basis. In 2019, we capitalized an immaterial amount of implementation costs for cloud computing arrangements that are service contracts. The future impact of adoption of this ASU on our consolidated financial statements will depend on the magnitude of implementation costs we may incur to implement cloud computing arrangements that are service contracts.
Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements related to fair value measurements. ASU 2018-13 will be effective for us beginning January 1, 2020. We do not expect this guidance to have an impact on the amounts reported on our consolidated financial statements, and we will update our disclosures within the notes to our consolidated financial statements as required by ASU 2018-13.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes, related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies other aspects of the accounting for franchise taxes and enacted changes in tax laws or tax rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for us beginning January 1, 2021, with early adoption permitted. We are currently evaluating the potential impact this guidance will have on our consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

3. Acquisitions
During the twelve months ended December 31, 2019 and 2018, we completed no acquisitions that were significant to our consolidated financial statements individually or in the aggregate.
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

We funded the cash component of the purchase price with cash on hand and borrowings of $89.0 million under our senior secured credit facility. We issued 221,558 shares of our common stock as part of the consideration transferred, with an acquisition date fair value of $9.6 million based on our common stock's closing price of $43.15 on the date of acquisition. The contingent consideration liability of $12.1 million represents the acquisition date fair value of the contingent consideration arrangement, pursuant to which we may be required to pay additional consideration to the sellers if specific financial performance targets are met over a four-year term. The maximum amount of contingent consideration that may be paid is $35.0 million. See Note 13 "Fair Value of Financial Instruments" for additional information on the valuation of contingent consideration liabilities.
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

Year Ended December 31, 2017
Revenues	$741,695
Net income (loss) from continuing operations	$(167,346)
Net income (loss) from continuing operations per share - basic	$(7.79)
Net income (loss) from continuing operations per share - diluted	$(7.79)

The historical financial information has been adjusted to give effect to pro forma adjustments consisting of intangible asset amortization expense, acquisition-related costs, interest expense, and the related income tax effects. The unaudited pro forma information above includes adjustments to include additional expense of $0.6 million for the year ended December 31, 2017. Additionally, the historical financial information has been adjusted to give effect to the shares issued as consideration. All of these adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2016. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2019 and 2018.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2017:
Goodwill	$636,810	$302,187	$102,829	$1,041,826
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2017	$428,729	$114,192	$102,829	$645,750
Goodwill recorded in connection with a business combination	—	186	—	186
Foreign currency translation	—	(673)	—	(673)
Balance as of December 31, 2018:
Goodwill	636,810	301,700	102,829	1,041,339
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2018	$428,729	$113,705	$102,829	$645,263
Goodwill recorded in connection with a business combination (1)	—	—	1,060	1,060
Foreign currency translation	—	357	—	357
Balance as of December 31, 2019:
Goodwill	636,810	302,057	103,889	1,042,756
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2019:	$428,729	$114,062	$103,889	$646,680

(1)
On September 30, 2019, we completed the acquisition of a business in our Education segment. The results of operations of the acquired business is included in our consolidated financial statements and results of operations of our Education segment from the date of acquisition. This acquisition is not significant to our consolidated financial statements.

2019 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2019 on our five reporting units with goodwill balances: Healthcare, Education, Business Advisory, Strategy and Innovation, and Life Sciences. We performed a quantitative impairment test for Strategy and Innovation as the reporting unit is a relatively new business resulting from an acquisition in 2017 and also fell slightly short of internal financial expectations in 2019. We performed qualitative assessments over the Healthcare, Education, Business Advisory, and Life Sciences reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

For the Strategy and Innovation reporting unit, we reviewed goodwill for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. In estimating the fair value of the reporting unit, we relied on a combination of the income approach and the market approach utilizing the guideline company method, with a fifty-fifty weighting. Based on the results of the goodwill impairment test, we determined the fair value of Strategy and Innovation reporting unit exceeded its carrying value by 41%. As such, we concluded that there is no indication of goodwill impairment for the reporting unit.
For our qualitative assessment of the Healthcare, Education, Business Advisory and Life Sciences reporting units, we considered the most recent quantitative analysis performed for these reporting units, which was as of November 30, 2017, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2019 and 2018 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also considered the market-based valuation multiples used in the market approach within our prior quantitative analysis, which were derived from guideline companies, and noted that the valuation multiples generally increased compared to November 30, 2017. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessments, we determined that it was more likely than not that the fair values of the Healthcare, Education, Business Advisory and Life Sciences reporting units exceeded their respective carrying amounts. As such, the goodwill for these reporting units was not considered impaired as of November 30, 2019, and a quantitative goodwill impairment analysis was not necessary.
Further, we evaluated whether any events occurred or any circumstances changed since November 30, 2019 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2019, we determined that no indications of impairment arose since our annual goodwill impairment test.
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
2017 Goodwill Impairment Charges
Healthcare
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
Enterprise Solutions and Analytics
Our Enterprise Solutions and Analytics reporting unit was established with the acquisition of Blue Stone International, LLC in 2013. Since that time, we completed five additional business acquisitions within the reporting unit, most recently the acquisitions of the U.S. assets and international assets of ADI Strategies in May 2016 and April 2017, respectively. We record the assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, at their estimated fair values as of the acquisition date, and goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net assets acquired. Therefore, the initial accounting for an acquisition results in its fair value equaling its carrying value. Due to this reporting unit’s relatively low headroom, in the event that the financial performance of the reporting unit did not meet our expectations during 2017, we could be required to take a non-cash impairment charge as a result of any goodwill impairment test. During the first three quarters of 2017,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

the performance of Enterprise Solutions and Analytics continued to reasonably meet our expectations. However, both revenues and operating margin during the fourth quarter of 2017 fell short of our expectations resulting in a reduction in workforce within the reporting unit during that quarter. Further, in connection with our annual budget process for 2018, which coincided with our annual goodwill impairment test during the fourth quarter of 2017, we determined that the reporting unit's expected future revenue growth rates and operating margin would be lower than previously anticipated for this reporting unit. As a result, our goodwill impairment test indicated that the fair value of the Enterprise Solutions and Analytics reporting unit no longer exceeded its carrying value.
Our goodwill impairment test was performed by comparing the fair value of the Enterprise Solutions and Analytics reporting unit to its carrying value and recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. To estimate the fair value of the Enterprise Solutions and Analytics reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the estimated fair value of the Enterprise Solutions and Analytics reporting unit, we recorded a $45.0 million non-cash pretax goodwill impairment charge to reduce the carrying value of this reporting unit's goodwill to zero.
Intangible Assets
Intangible assets as of December 31, 2019 and 2018 consisted of the following:

		As of December 31,
		2019		2018
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$87,577	$61,882	$98,235	$60,462
Trade names	5 to 6	28,930	25,894	28,930	23,181
Technology and software	3 to 5	5,694	4,321	5,694	2,842
Non-competition agreements	5	2,220	1,447	3,650	2,241
Customer contracts	2	800	52	—	—
Favorable lease contract	3	—	—	720	646
Total		$125,221	$93,596	$137,229	$89,372

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
Intangible assets amortization expense was $17.8 million, $24.0 million, and $35.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. The table below sets forth the estimated annual amortization expense for each of the five succeeding years for the intangible assets recorded as of December 31, 2019.

Year Ending December 31,	Estimated Amortization Expense
2020	$12,638
2021	$8,379
2022	$6,111
2023	$3,512
2024	$741

Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Leases
We lease office space, data centers and certain equipment under operating leases expiring on various dates through 2029, with various renewal options that can extend the lease terms by one to ten years. Our operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

operating expenses. We exclude these variable payments from the measurements of our lease liabilities and expense them as incurred. We elected the practical expedient to combine lease and nonlease components. No lease agreements contain any residual value guarantees or material restrictive covenants. As of December 31, 2019, we have not entered into any material finance leases. We sublease certain office spaces to third parties resulting from restructuring activities in certain locations.
Operating lease right-of-use ("ROU") assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. First, we test the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease and nonlease payments under the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, we perform the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, we rely on a discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate. During 2019, we recorded $0.8 million of lease impairment charges for office spaces vacated during the year, of which $0.6 million was allocated to the operating lease ROU assets and $0.2 million was allocated to the leasehold improvements based on their relative carrying amounts. The $0.8 million lease impairment charge was recognized in restructuring charges on our consolidated statement of operations. See Note 11 "Restructuring Charges" for additional information on our restructuring activities.
In the fourth quarter of 2019, we entered into an amendment to the office lease agreement for our principal executive offices in Chicago, Illinois, which resulted in a non-cash gain on lease modification of $0.8 million. Among other items, this amendment i) extends the term of the lease from September 30, 2024 to September 30, 2029; ii) provides a renewal option to extend the lease for an additional five year period to September 30, 2034; iii) terminates the lease with respect to certain leased spaces previously vacated; iv) provides abatement of certain future base rent payments and our pro rata share of operating expenses and taxes; and v) provides a one-time cash payment from the lessor as an incentive.
Additional information on our operating leases as of December 31, 2019 follows.

Balance Sheet	December 31, 2019
Operating lease right-of-use assets	$54,954

Current maturities of operating lease liabilities	$7,469
Operating lease liabilities, net of current portion	69,233
Total lease liabilities	$76,702

Lease Cost	Year Ended December 31, 2019
Operating lease cost	$11,883
Short-term leases (1)	322
Variable lease costs	3,656
Sublease income	(2,638)
Net lease cost (2)(3)(4)	$13,223

(1)	Includes variable lease costs related to short-term leases.

(2)
Net lease cost includes $0.4 million for the year ended December 31, 2019, recorded as restructuring charges as they relate to vacated office spaces. See Note 11 "Restructuring Charges" for additional information on our vacated office spaces.

(3)	Net lease cost includes $0.3 million for the year ended December 31, 2019, related to vacated office spaces directly related to discontinued operations.

(4)	Rent expense, including operating expenses, real estate taxes and insurance, recorded under ASC 840 for the years ended December 31, 2018 and 2017 was $15.1 million and $14.3 million, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below summarizes the remaining expected lease payments under our operating leases as of December 31, 2019.

Future Lease Payments	December 31, 2019
2020	$9,772
2021	12,039
2022	11,502
2023	11,470
2024	10,893
Thereafter	35,211
Total operating lease payments	$90,887
Less: imputed interest	(14,185)
Present value of operating lease liabilities	$76,702
The table below summarizes the future minimum rental commitments, as defined by ASC 840, under our non-cancelable operating leases as of December 31, 2018.

Lease Payments	December 31, 2018 (1)
2019	$13,701
2020	12,724
2021	11,590
2022	10,766
2023	10,707
Thereafter	27,033
Total	$86,521

(1)	As of December 31, 2018, the expected total future minimum sublease income to be received was $10.2 million.

Other Information	Year Ended December 31, 2019
Cash paid for operating lease liabilities	$13,902
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$12,842

Weighted average remaining lease term - operating leases	7.7 years
Weighted average discount rate - operating leases	4.3%

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

6. Property and Equipment, Net
Depreciation expense for property and equipment was $13.0 million, $13.4 million, and $13.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Property and equipment, net at December 31, 2019 and 2018 consisted of the following:

	As of December 31,
	2019	2018
Computers, related equipment, and software	$50,251	$53,116
Leasehold improvements	44,323	45,052
Furniture and fixtures	16,273	17,408
Aircraft	7,667	7,541
Assets under construction	250	250
Property and equipment	118,764	123,367
Accumulated depreciation and amortization	(80,351)	(82,993)
Property and equipment, net	$38,413	$40,374

7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	As of December 31,
	2019	2018
1.25% convertible senior notes due 2019	$—	$242,617
Senior secured credit facility	205,000	50,000
Promissory note due 2024	3,853	4,368
Total long-term debt	$208,853	$296,985
Current maturities of long-term debt	(529)	(243,132)
Long-term debt, net of current portion	$208,324	$53,853

Below is a summary of the scheduled remaining principal payments of our debt as of December 31, 2019.

Principal Payments of Long-Term Debt
2020	$529
2021	$544
2022	$559
2023	$575
2024	$206,646

Convertible Notes
In September 2014, the Company issued $250 million principal amount of 1.25% convertible senior notes due 2019 (the “Convertible Notes”) in a private offering. The Convertible Notes were governed by the terms of an indenture between the Company and U.S. Bank National Association, as Trustee (the “Indenture”). The Convertible Notes were senior unsecured obligations of the Company and paid interest semi-annually on April 1 and October 1 of each year at an annual rate of 1.25%. The Convertible Notes matured on October 1, 2019. Upon maturity, we refinanced $217.0 million of the principal amount of the outstanding Convertible Notes with the borrowing capacity available under our revolving credit facility and funded the remaining $33.0 million principal payment with cash on hand.
Prior to maturity, upon conversion, the Convertible Notes would have been settled, at our election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. On October 1, 2019, one holder of the Convertible Notes converted their holding, which we settled in cash and resulted in an immaterial gain on conversion.
Upon issuance, we separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature, assuming our non-

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

convertible debt borrowing rate. The carrying value of the equity component representing the conversion option, which was recognized as a debt discount, was determined by deducting the fair value of the liability component from the proceeds of the Convertible Notes. The debt discount was amortized to interest expense using an effective interest rate of 4.751% over the term of the Convertible Notes. The equity component was not remeasured as it continued to meet the conditions for equity classification.
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
As of December 31, 2018, the Convertible Notes consisted of the following:

As of December 31, 2018
Liability component:
Proceeds	$250,000
Less: debt discount, net of amortization	(6,436)
Less: debt issuance costs, net of amortization	(947)
Net carrying amount	$242,617
Equity component (1)	$39,287

(1)	Included in additional paid-in capital on the consolidated balance sheet.
The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Year Ended December 31,
	2019	2018	2017
Contractual interest coupon	$2,344	$3,125	$3,125
Amortization of debt discount	6,436	8,232	7,851
Amortization of debt issuance costs	947	1,245	1,224
Total interest expense	$9,727	$12,602	$12,200

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

•
Convertible Note Hedge Transactions. In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions whereby the Company had call options to purchase a total of approximately 3.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the Convertible Notes in full, at a price of approximately $79.89, which corresponded to the initial conversion price of the Convertible Notes, subject to customary anti-dilution adjustments substantially similar to those in the Convertible Notes. The convertible note hedge transactions were exercisable upon conversion of the Convertible Notes and expired in the third quarter of 2019. We paid an aggregate amount of $42.1 million for the convertible note hedge transactions, which was recorded as additional paid-in capital on the consolidated balance sheet. The convertible note hedge transactions were separate transactions and were not part of the terms of the Convertible Notes.

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
The Company recorded an initial deferred tax liability of $15.4 million in connection with the debt discount associated with the Convertible Notes and recorded an initial deferred tax asset of $16.5 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset were included in deferred income taxes, net on the consolidated balance sheets.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At December 31, 2019, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 1.64 to 1.00 and a Consolidated Interest Coverage Ratio of 15.29 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at December 31, 2019 totaled $205.0 million. These borrowings carried a weighted average interest rate of 3.0%, including the impact of the interest rate swap described in Note 12 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2018 were $50.0 million and carried a weighted average interest rate of 3.7%, including the impact of the interest rate swap described in Note 12 "Derivative Instruments and Hedging Activity." The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2019, we had outstanding letters of credit totaling $1.7 million, which are primarily used as security deposits for our office facilities. As of December 31, 2019, the unused borrowing capacity under the revolving credit facility was $393.3 million.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Promissory Note due 2024
In 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million. As of December 31, 2019, the aircraft had a carrying amount of $5.1 million. At December 31, 2018, the outstanding principal amount of the promissory note was $4.4 million, and the aircraft had a carrying amount of $5.8 million.
8. Capital Structure
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2019 and 2018, no such preferred stock has been approved or issued.
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
9. Revenues
For the years ended December 31, 2019, 2018 and 2017 we recognized revenues of $876.8 million, $795.1 million, and $732.6 million, respectively. Of the $876.8 million recognized in 2019, we recognized revenues of $2.8 million from obligations satisfied, or partially satisfied, in prior periods due to the release of allowances on unbilled services as a result of securing contract amendments. During 2019, we recognized a $1.0 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $795.1 million recognized in 2018, we recognized revenues of $10.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $7.2 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.6 million was primarily due to the release of allowances on unbilled services due to securing contract amendments.
As of December 31, 2019, we had $90.1 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $90.1 million of performance obligations, we expect to recognize approximately $58.1 million as revenue in 2020, $20.9 million in 2021, and the remaining $11.1 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events must occur, such as the completion of the measurement period or client approval in performance-based engagements, are recorded as contract assets and included within unbilled services, net. The contract asset balance as of December 31, 2019 and 2018 was $12.6 million and $9.1 million, respectively. The $3.5 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of December 31, 2019 and December 31, 2018 was $28.4 million and $28.1 million respectively. The $0.3 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the year ended December 31, 2019, $22.8 million of revenues recognized were included in the deferred revenue balance as of December 31, 2018. For the year ended December 31, 2018, $23.5 million of revenues recognized were included in the deferred revenue balance as of December 31, 2017.
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
Earnings (loss) per share under the basic and diluted computations are as follows:

	Year Ended December 31,
	2019	2018	2017
Net income (loss) from continuing operations	$41,979	$13,944	$(170,505)
Income (loss) from discontinued operations, net of tax	(236)	(298)	388
Net income (loss)	$41,743	$13,646	$(170,117)

Weighted average common shares outstanding—basic	21,993	21,706	21,439
Weighted average common stock equivalents	514	352	—
Weighted average common shares outstanding—diluted	22,507	22,058	21,439

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$1.91	$0.64	$(7.95)
Income (loss) from discontinued operations, net of tax	(0.01)	(0.01)	0.02
Net income (loss)	$1.90	$0.63	$(7.93)

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$1.87	$0.63	$(7.95)
Income (loss) from discontinued operations, net of tax	(0.02)	(0.01)	0.02
Net income (loss)	$1.85	$0.62	$(7.93)
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of December 31,
	2019	2018	2017
Unvested restricted stock awards	—	—	636
Outstanding common stock options	—	—	194
Convertible senior notes	—	3,129	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129	3,129
Total anti-dilutive securities	3,129	6,258	7,088

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

See Note 7 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2020 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. In 2019, we repurchased and retired 210,437 shares for $14.2 million, of which $1.2 million settled in the first quarter of 2020. All of the 210,437 shares repurchased and retired in 2019 were included as a reduction to our basic weighted average shares outstanding for the year ended December 31, 2019 based on the trade date of the share repurchase. No shares were repurchased under this program in 2018 or 2017. As of December 31, 2019, $20.9 million remains available for share repurchases.
11. Restructuring Charges
2019
In 2019, we incurred $1.9 million of pretax restructuring expense. This expense primarily consisted of the following charges:
Severance - We incurred $0.6 million of severance expense as a result of workforce reductions to better align resources with market demand and workforce reductions in our corporate operations.
Office exit costs - We incurred $1.2 million of office exit costs. During 2019, we exited a portion of our Lake Oswego, Oregon office resulting in a $0.7 million lease impairment charge on the related operating lease right-of-use asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. The lease impairment charge was recognized in accordance with ASC 842, Leases, which we adopted on a modified retrospective basis on January 1, 2019. See Note 2 "Summary of Significant Accounting Policies" for additional information on our adoption of ASC 842. See Note 5 "Leases" for additional information on the long-lived asset impairment test. Additionally, during 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily consisted of accelerated depreciation on furniture and fixtures in those offices. During the fourth quarter of 2019, we entered into an amendment to the lease of our principal executive offices in Chicago, Illinois. Among other items, the amendment terminated the lease with respect to certain leased space which we previously vacated and currently sublease to a third-party. As a result of the amendment, we recognized a restructuring gain of $0.4 million. See Note 5 "Leases" for additional information on the amendment.
Of the $1.9 million pretax restructuring charge, $1.5 million related to our corporate operations, $0.3 million related to our Healthcare segment, and $0.1 million related to our Business Advisory segment.
2018
In 2018, we incurred $3.7 million of pretax restructuring expense. This expense primarily consisted of the following charges:
Severance - We incurred $2.1 million of severance expense as a result of workforce reductions to better align resources with market demand.
Office exit costs - We incurred $1.3 million of office exit costs. Of the $1.3 million, $0.8 million related to the accrual of remaining lease payments, net of estimated sublease income, accelerated depreciation on leasehold improvements, and moving expenses due to exiting a portion of our Middleton, Wisconsin office; $0.4 million related to updated lease assumptions, commission costs, and moving expenses for our San Francisco office vacated in 2017; and $0.1 million related to updated lease assumptions for our Chicago office consolidation. The office exit costs incurred in the 2018 were accounted for in accordance with ASC 840, Leases.
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
2017
In 2017, we incurred $6.2 million of pretax restructuring expense. This expense primarily consisted of the following charges:

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Severance - We incurred $3.7 million of severance expense as a result of workforce reductions to better align resources with market demand and workforce reductions in our corporate operations.
Office exit costs - We incurred $2.4 million of office exit costs primarily related to the accrual of remaining lease obligations, net of estimated sublease income, due to relocating our San Francisco office to a smaller space and consolidating our Chicago and New York offices, and accelerated depreciation on leasehold improvements for our San Francisco office. The office exit costs incurred in the 2017 were accounted for in accordance with ASC 840, Leases.
Of the $6.2 million pretax restructuring charge, $2.1 million was related to our Healthcare segment, $1.1 million was related to our Business Advisory segment, and $2.9 million was related to our corporate operations.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the years ended December 31, 2019 and 2018.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2017	$1,267	$4,247	$—	$5,514
Additions (1) (2)	2,102	677	191	2,970
Payments	(2,879)	(3,284)	(191)	(6,354)
Adjustments (1) (2)	(47)	828	—	781
Balance as of December 31, 2018	443	2,468	—	2,911
Adoption of ASC 842 (3)	—	(1,119)	—	(1,119)
Balance as of January 1, 2019	443	1,349	—	1,792
Additions (2)	636	9	—	645
Payments	(995)	(383)	—	(1,378)
Adjustments (2)	(16)	(884)	—	(900)
Balance as of December 31, 2019	$68	$91	$—	$159

(1)
Additions and adjustments for the years ended December 31, 2019 and 2018 include restructuring charges of $0.1 million and $0.4 million, respectively related to office exit costs for vacated offices spaces directly related to discontinued operations.

(2)
Additions and adjustments exclude non-cash items related to vacated office spaces, such as lease impairment charges and accelerated depreciation on fixed assets, which are recorded as restructuring charges on our consolidated statements of operations.

(3)
Upon adoption of ASC 842 on January 1, 2019, we reclassified the restructuring charge liabilities, which represented the present value of remaining lease payments, net of estimated sublease income, for vacated office spaces from restructuring charge liabilities to operating lease right-of-use assets. See Note 2 "Summary of Significant Accounting Polices" for additional information on the impact of adoption.

The $0.1 million restructuring charge liability related to office space reductions at December 31, 2019 is included as a component of deferred compensation and other liabilities. The $0.1 million restructuring charge liability related to employee costs at December 31, 2019 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits.
12. Derivative Instruments and Hedging Activity
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated this derivative instrument as a cash flow hedge. Therefore, changes in the fair value of the derivative instrument are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. As of December 31, 2019, it was anticipated that $0.1 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below sets forth additional information relating to our interest rate swap designated as a cash flow hedging instrument as of December 31, 2019 and 2018.

	Fair Value (Derivative Asset and Liability) As of December 31,
Balance Sheet Location	2019	2018
Prepaid expenses and other current assets	$—	$302
Other non-current assets	$—	$451
Accrued expenses	$159	$—
Deferred compensation and other liabilities	$387	$—

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
We do not use derivative instruments for trading or other speculative purposes. Refer to Note 14 “Other Comprehensive Income (Loss)” for additional information on our derivative instrument.
13. Fair Value of Financial Instruments
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

The tables below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018.

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Convertible debt investment	$—	$—	$49,542	$49,542
Deferred compensation assets	—	27,445	—	27,445
Total assets	$—	$27,445	$49,542	$76,987
Liabilities:
Interest rate swap	$—	$546	$—	$546
Total liabilities	$—	$546	$—	$546

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Interest rate swap	$—	$753	$—	$753
Convertible debt investment	—	—	50,429	50,429
Deferred compensation assets	—	18,205	—	18,205
Total assets	$—	$18,958	$50,429	$69,387
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$11,441	$11,441
Total liabilities	$—	$—	$11,441	$11,441

Interest rate swap: The fair value of our interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.
Convertible debt investment: In 2014 and 2015, we invested $27.9 million, in the form of zero coupon convertible debt (the "initial convertible notes"), in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight, a U.S.-based company that partners with leading nonprofit universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. In the second quarter of 2019, we amended the initial investment to extend the maturity date by one year to July 1, 2021, unless converted earlier. In the first quarter of 2020, we invested an additional $13.0 million, in the form of 1.69% convertible debt with a senior liquidation preference to the initial convertible notes (the "additional convertible note"); and amended our initial convertible notes to extend the maturity date to January 17, 2024, which coincides with the maturity date of the additional convertible note.
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions related to the assumed holding period, the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments, cash flow projections discounted at the risk-adjusted rate, and the concluded equity volatility, all of which are Level 3 inputs. The valuation of our investment as of December 31, 2019 takes into consideration the equity value indication as well as the dilutive impact of the convertible debt issued by Shorelight in the first quarter of 2020, the terms of which were known or knowable as of December 31, 2019. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments on our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the years ended December 31, 2019 and 2018.

Convertible Debt Investment
Balance as of December 31, 2017	$39,904
Change in fair value of convertible debt investment	10,525
Balance as of December 31, 2018	50,429
Change in fair value of convertible debt investment	(887)
Balance as of December 31, 2019	$49,542
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
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the years ended December 31, 2019 and 2018.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2017	$22,828
Acquisitions	212
Payments	(11,974)
Remeasurement of contingent consideration for business acquisitions	381
Unrealized gain due to foreign currency translation	(6)
Balance as of December 31, 2018	11,441
Payments	(10,041)
Remeasurement of contingent consideration for business acquisitions	(1,506)
Unrealized loss due to foreign currency translation	106
Balance as of December 31, 2019	$—

Financial assets and liabilities not recorded at fair value on a recurring basis are as follows:
Preferred Stock Investment
In the fourth quarter of 2019, we invested $5.0 million, in the form of preferred stock, in Medically Home Group, Inc. ("Medically Home"), a healthcare technology-enabled services company. To determine the appropriate accounting treatment for our investment, we performed a VIE analysis and concluded that Medically Home does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the preferred stock is not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment for our investment in Medically Home to be that of an equity security with no readily determinable fair value. We elected to apply the measurement alternative at the time of the purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment in Medically Home. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for the same or similar equity instrument occurred, and remeasure the fair value of the preferred stock using such identified transactions, with changes in the fair value recorded in consolidated statement of operations. Following our purchase, there has been no impairment, nor any observable price changes to our investment.
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
Convertible Notes
The carrying amount and estimated fair value of the Convertible Notes as of December 31, 2018 follows. The Convertible Notes matured on October 1, 2019.

	December 31, 2018
	Carrying Amount	Estimated Fair Value
1.25% convertible senior notes due 2019	$242,617	$242,940

The difference between the $250 million principal amount of the Convertible Notes and the carrying amount shown above represented the unamortized debt discount and issuance costs. As of December 31, 2018, the carrying value of the equity component of $39.3 million was unchanged from the date of issuance. Refer to Note 7 “Financing Arrangements” for additional information on our Convertible Notes. The estimated fair value of the Convertible Notes was determined based on the quoted bid price of the Convertible Notes in an over-the-counter market, which is a Level 2 input, on the last day of trading for the year ended December 31, 2018.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

14. Other Comprehensive Income (Loss)
The table below sets forth the components of accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2019, 2018, and 2017.

	Foreign Currency Translation	Available-for- Sale Investments	Cash Flow Hedges (1)	Total
Balance as of December 31, 2016	$(453)	$4,088	$(20)	$3,615
Foreign currency translation adjustment, net of tax of $0	1,602	—	—	1,602
Unrealized gain on investments:
Change in fair value, net of tax of $(998)	—	4,231	—	4,231
Reclassification adjustment into retained earnings (2)	—	493	—	493
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(106)	—	—	366	366
Reclassification adjustment into earnings, net of tax of $(46)	—	—	69	69
Reclassification adjustment into retained earnings (2)	—	—	(6)	(6)
Balance as of December 31, 2017	1,149	8,812	409	10,370
Foreign currency translation adjustment, net of tax of $0	(1,814)	—	—	(1,814)
Unrealized gain on investments:
Change in fair value, net of tax of $(2,753)	—	7,772	—	7,772
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(63)	—	—	197	197
Reclassification adjustment into earnings, net of tax of $(10)	—	—	(30)	(30)
Balance as of December 31, 2018	(665)	16,584	576	16,495
Foreign currency translation adjustment, net of tax of $0	99	—	—	99
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $185	—	(702)	—	(702)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $295	—	—	(819)	(819)
Reclassification adjustment into earnings, net of tax of $48	—	—	(137)	(137)
Balance as of December 31, 2019	$(566)	$15,882	$(380)	$14,936

(1)	The before tax amounts reclassified from accumulated other comprehensive income (loss) related to our cash flow hedges are recorded to interest expense, net of interest income.

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

15. Employee Benefit and Deferred Compensation Plans
We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax contributions and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match an amount equal to the employees’ contributions up to 6% of the employees’ eligible earnings. Our matching contributions for the years ended December 31, 2019, 2018, and 2017 were $22.8 million, $20.8 million, and $20.0 million, respectively.
We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement, or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2019 and 2018 was $27.5 million and $18.4 million, respectively. This deferred compensation liability is funded by the Plan assets.
16. Equity Incentive Plans
In 2012, Huron adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”)which replaced, on a prospective basis, our 2004 Omnibus Stock Plan (the "2004 Plan") such that future grants will be granted under the 2012 Plan and any outstanding awards granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant will not become available for grant under the 2012 Plan. The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock, performance shares and other share-based or cash-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. Subsequent to the initial approval of the 2012 Plan and through December 31, 2019, our shareholders approved amendments to the 2012 Plan to increase the number of shares reserved for issuance by 2,254,000, in the aggregate. As of December 31, 2019, approximately 1.1 million shares remain available for issuance under the 2012 Plan.
On May 1, 2015, we adopted the Stock Ownership Participation Program (the “SOPP”), which is available to Huron employees below the managing director level who do not receive equity-based awards as part of their normal compensation plan. Under the SOPP, eligible employees may elect to use after-tax payroll deductions, or cash contributions, to purchase shares of the Company’s common stock on certain designated purchase dates. Employees who purchase stock under the SOPP are granted restricted stock equal to 25% of their purchased shares. Vesting of the restricted stock is subject to both a time-based vesting schedule and a requirement that the purchased shares be held for a specified period. The initial number of shares available for issuance under the SOPP was 300,000. Prior to the adoption of the SOPP, the matching share grants and the employee purchased shares under the stock ownership participation program were governed by the 2012 Plan. As of December 31, 2019, less than 0.1 million shares remain available for issuance under the SOPP.
It has been our practice to issue shares of common stock upon exercise of stock options and granting of restricted stock from authorized but unissued shares, with the exception of the SOPP under which shares are issued from treasury stock. Certain grants of restricted stock under the 2012 Plan may be issued from treasury stock at the direction of the Compensation Committee.
Share-based awards outstanding under our 2012 Plan and our 2004 Plan provide for a retirement eligibility provision, under which eligible employees who have reached 62 years of age and have completed seven years of employment with Huron will continue vesting in their share-based awards after retirement, subject to certain conditions. This retirement eligibility provision also applies to future awards granted to eligible employees under the 2012 Plan. The Compensation Committee of the board of directors has the responsibility of interpreting the 2012 Plan and SOPP and determining all of the terms and conditions of awards made under the plans, including when the awards will become exercisable or otherwise vest.
Total share-based compensation cost recognized for the years ended December 31, 2019, 2018, and 2017 was $24.2 million, $18.8 million, and $14.8 million, respectively, with related income tax benefits of $5.3 million, $4.6 million, and $5.8 million, respectively. As of December 31, 2019, there was $26.2 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock Awards
The grant date fair values of our restricted stock awards are measured based on the fair value of our common stock at grant date and amortized into expense over the service period. Subject to acceleration under certain conditions, the majority of our restricted stock vests annually over four years.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The table below summarizes the restricted stock activity for the year ended December 31, 2019.

	Number of Shares			Weighted Average Grant Date Fair Value (in dollars)
	2012 Omnibus Incentive Plan	Stock Ownership Participation Program	Total
Nonvested restricted stock at December 31, 2018	747	11	758	$43.08
Granted	341	12	353	$48.57
Vested	(284)	(10)	(294)	$46.25
Forfeited	(30)	(1)	(31)	$45.24
Nonvested restricted stock at December 31, 2019	774	12	786	$44.27

The aggregate fair value of restricted stock that vested during the years ended December 31, 2019, 2018, and 2017 was $14.5 million, $9.1 million, and $11.1 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2018 and 2017 was $38.45 and $42.11, respectively.
Performance-based Share Awards
During 2019, 2018, and 2017, the Company granted performance-based stock awards to our named executive officers and certain managing directors. The total number of shares earned by recipients of these awards is contingent upon meeting practice specific and Company-wide performance goals. Following the performance period, certain awards are subject to the completion of a service period, which is generally an additional two years. These earned awards vest on a graded vesting schedule over the service period. For certain performance awards, the recipients may earn additional shares of stock for performance achieved above the stated target. The grant date fair values of our performance-based share awards are measured based on the fair value of our common stock at grant date. Compensation cost is amortized into expense over the service period, including the performance period.
The table below summarizes the performance-based stock activity for the year ended December 31, 2019. All nonvested performance-based stock outstanding at December 31, 2019 and 2018 was granted under the 2012 Omnibus Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2018	436	$36.81
Granted (1)	281	$47.93
Vested	(73)	$40.69
Forfeited (2)	(144)	$36.06
Nonvested performance-based stock at December 31, 2019 (3)	500	$42.72

(1)
Shares granted in 2019 are presented at the stated target, which represents the base number of shares that could be earned. Actual shares earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.

(2)	Forfeited shares include shares forfeited as a result of not meeting the performance criteria of the award as well as shares forfeited upon termination.

(3)
Of the 500,000 nonvested performance-based shares outstanding as of December 31, 2019, 403,794 shares were unearned and subject to achievement of specific financial goals. Once earned, the awards will be subject to time-based vesting according to the terms of the award. Based on 2019 financial results, approximately 110,936 of the 403,794 unearned shares will be forfeited in the first quarter of 2020.

The aggregate fair value of performance-based stock that vested during the years ended December 31, 2019, 2018, and 2017 was $3.4 million, $1.5 million, and $3.6 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2018 and 2017 was $35.25 and $42.75, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

Stock Options
Prior to 2014, the Company granted stock option awards to certain named executive officers. No stock option awards were granted in 2019, 2018, or 2017. The exercise prices of stock options are equal to the fair value of a share of common stock on the date of grant. Subject to acceleration under certain conditions, our stock options vest annually over four years. All stock options have a 10-year contractual term.
Stock option activity for the year ended December 31, 2019 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	154	$30.52	2.5	$3.2
Granted	—
Exercised	(48)	$25.97		$1.6
Forfeited or expired	—
Outstanding at December 31, 2019 (1)	106	$32.57	1.9	$3.8
Exercisable at December 31, 2019	106	$32.57	1.9	$3.8

(1)	Of the 106,000 outstanding options, approximately 74,000 were granted under the 2004 Omnibus Stock Plan, and the remaining 32,000 options were granted under the 2012 Omnibus Incentive Plan.
The aggregate intrinsic value of options exercised during 2018 was $0.8 million. No options were exercised in 2017.
17. Income Taxes
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
During the fourth quarter of 2018, we completed our accounting for all of the enactment-date income tax effects of 2017 Tax Reform. For the year ended December 31, 2018, we recorded tax expense of $2.2 million related to establishing a valuation allowance for foreign tax credits, a tax benefit of $0.6 million related to the U.S. federal return to provision adjustments for the remeasurement of our net deferred taxes based on the new lower rate and tax expense of $0.2 million related to withholding tax on outside basis differences due to our change in assertion for permanent reinvestment. These amounts are recorded as a component of income tax expense from continuing operations.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

The income tax expense for continuing operations for the years ended December 31, 2019, 2018, and 2017 consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$125	$(1,611)	$(635)
State	2,014	286	545
Foreign	(422)	1,885	2,040
Total current	1,717	560	1,950
Deferred:
Federal	7,467	9,742	(46,103)
State	1,610	2,008	(6,576)
Foreign	(282)	(1,033)	(1,270)
Total deferred	8,795	10,717	(53,949)
Income tax expense for continuing operations	$10,512	$11,277	$(51,999)

The components of income from continuing operations before taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
U.S.	$53,898	$17,025	$(221,137)
Foreign	(1,407)	8,196	(1,367)
Total	$52,491	$25,221	$(222,504)

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2019	2018	2017
Percent of pretax income from continuing operations:
At U.S. statutory tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	6.1	7.2	2.7
Disallowed executive compensation	2.0	2.5	—
Meals and entertainment	1.6	2.0	(0.3)
Tax credits	(3.1)	(1.4)	0.2
Valuation allowance	(2.9)	6.9	(0.2)
Realized investment (gains) losses	(1.8)	1.3	0.4
Net tax benefit related to “check-the-box” election	(1.4)	—	1.2
Stock-based compensation	(1.1)	4.9	(0.8)
Foreign source income	(0.5)	(1.7)	0.1
Change in fair value of contingent consideration liabilities	—	2.4	—
Global intangible low-taxed income	—	2.1	—
Transition tax on accumulated foreign earnings, net of credits	—	0.8	(0.3)
U.S. federal rate change	—	(2.3)	(3.4)
Goodwill impairment charges	—	—	(10.2)
Other	0.1	(1.0)	(1.0)
Effective income tax rate for continuing operations	20.0%	44.7%	23.4%

The effective tax rate for discontinued operations in 2019 was 26.0%, based on a tax benefit of $0.1 million and pretax loss from discontinued operations of $0.3 million, and was higher than the statutory tax rate primarily due to state income taxes. The effective tax rate for discontinued operations in 2018 was 26.7%, based on tax expense of $0.1 million and a pretax loss from discontinued operations of $0.4 million, and was higher than the statutory tax rate primarily due to state income taxes. The effective tax rate for discontinued operations in

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

2017 was 60.0%, based on tax expense of $0.6 million and a pretax income from discontinued operations of $1.0 million, and was higher than the statutory tax rate primarily due the settlement of foreign tax audits.
The net deferred tax liabilities for continuing operations at December 31, 2019 and 2018 consisted of the following:

	As of December 31,
	2019	2018
Deferred tax assets:
Operating lease liabilities	$20,541	$—
Accrued payroll and other liabilities	12,289	6,737
Share-based compensation	6,970	6,150
Tax credits	465	3,548
Net operating loss carryforwards	280	2,247
Deferred lease incentives	—	4,100
Restructuring charge liability	—	639
Other	1,451	1,466
Total deferred tax assets	41,996	24,887
Valuation allowance	(1,016)	(3,143)
Net deferred tax assets	40,980	21,744
Deferred tax liabilities:
Intangibles and goodwill	(16,421)	(6,665)
Operating lease right-of-use assets	(14,675)	—
Convertible debt investment	(5,608)	(5,934)
Software development costs	(4,496)	(1,655)
Property and equipment	(4,039)	(3,604)
Prepaid expenses	(2,183)	(1,794)
Other	(483)	(671)
Total deferred tax liabilities	(47,905)	(20,323)
Net deferred tax asset (liability) for continuing operations	$(6,925)	$1,421
As of December 31, 2019 and 2018, we had valuation allowances of $1.0 million and $3.1 million, respectively, primarily due to uncertainties relating to the ability to realize deferred tax assets recorded for foreign losses and tax credits. The decrease in valuation allowances in 2019 primarily related to a decrease in the valuation allowance for foreign tax credits.
We have federal and state tax credit carryforwards of $0.5 million which will begin to expire in 2020, if not utilized. We also have foreign net operating losses of $0.3 million, which carryforward indefinitely. We have no federal or state net operating loss carryforwards as of December 31, 2019.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2017	$3,340
Decrease due to lapse of statute of limitations	(2,410)
Decrease based on tax positions related to prior years	(117)
Balance at December 31, 2017	813
Additions based on tax positions related to prior years	115
Decrease due to lapse of statute of limitations	(28)
Balance at December 31, 2018	900
Decrease due to settlements of prior year tax positions	(115)
Decrease due to lapse of statute of limitations	(735)
Balance at December 31, 2019	$50

As of December 31, 2019, we had $0.1 million of unrecognized tax benefits which would affect the effective tax rate of continuing operations if recognized.
As of December 31, 2019 and 2018, we had less than $0.1 million and $0.1 million accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of operations.
We file income tax returns with federal, state, local and foreign jurisdictions. Tax years 2016 through 2018 are subject to future examinations by federal tax authorities. Tax years 2013 through 2018 are subject to future examinations by state and local tax authorities. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2014 through 2018. Currently, we are not under audit by any tax authority.
18. Commitments, Contingencies and Guarantees
Lease Commitments
We lease office space, data centers and certain equipment under non-cancelable operating lease arrangements expiring on various dates through 2029, with various renewal options. Office facilities under operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. See Note 5 "Leases" for additional information on our leases, including the remaining expected lease payments under our operating leases as of December 31, 2019.
Litigation
During the year ended December 31, 2019, we recorded a $0.4 million litigation loss accrual related to a legal claim that was subsequently settled during the first quarter of 2020. During the year ended December 31, 2018, we reached a settlement agreement related to Huron's claim in a class action lawsuit, resulting in a gain of $2.5 million. These items are recorded in litigation and other losses (gains), net on our consolidated statement of operations.
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
Guarantees
Guarantees in the form of letters of credit totaling $1.7 million and $1.6 million were outstanding at December 31, 2019 and 2018, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2019, the

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

estimated fair value of our outstanding contingent consideration liability was zero. As of December 31, 2018, the total estimated fair value of our contingent consideration liabilities was $11.4 million.
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
19. Segment Information
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
Our Healthcare segment has a depth of expertise in financial and operational improvement, care transformation, culture and organizational excellence, strategy, and technology and analytics. We serve national and regional hospitals, integrated health systems, academic medical centers, community hospitals, and medical groups. Our solutions help clients evolve and adapt to the rapidly changing healthcare environment and achieve growth, optimize performance, enhance profitability, improve quality and clinical outcomes, align leaders, improve organizational culture, and drive physician, patient, and employee engagement across the enterprise to deliver better consumer outcomes.
We help organizations transform and innovate their delivery model to focus on patient wellness by improving quality outcomes, minimizing care variation and fundamentally improving patient and population health. Our consultants collaborate with clients to help build and sustain today’s business to invest in the future by reducing complexity, improving operational efficiency and growing market share. We enable the healthcare of the future by identifying, integrating and optimizing digital and technology investments to collect data that transforms care delivery and improves patient outcomes. We also develop future leaders capable of driving meaningful cultural and organizational change and who transform the consumer experience.

•	Business Advisory
Our Business Advisory segment provides services to large and middle market organizations, lending institutions, law firms, investment banks, private equity firms, and not-for-profit organizations, including higher education and healthcare institutions. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, as well as creditors, equity owners, and other key constituents. Our Enterprise Solutions and Analytics experts advise, deliver, and optimize technology and analytic solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our Business Advisory experts resolve complex business issues and enhance client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. Our Strategy and Innovation professionals collaborate with clients across a range of industries to identify new growth opportunities, build new ventures and capabilities, and accelerate organizational change. Our Life Sciences professionals provide strategic solutions to help pharmaceutical, medical device, and biotechnology companies deliver more value to patients, payers, and providers, and comply with regulations.

•	Education
Our Education segment provides consulting and technology solutions to higher education institutions and academic medical centers. We collaborate with clients to address challenges relating to business and technology strategy, financial and operational excellence, student success, research administration, and regulatory compliance. Our research enterprise solutions assist clients in identifying and implementing institutional research strategy, optimizing clinical research operations, improving financial management and cost reimbursement, improving service to faculty, and mitigating risk compliance. Our technology strategy, enterprise applications, and analytic solutions transform and optimize operations, deliver time and cost savings, and enhance the student experience. Our institutional strategy, budgeting and financial management, and business operations align missions with business priorities, improve quality, and reduce costs institution-wide. Our student solutions improve attraction, retention and graduation rates, increase student satisfaction and help generate quality outcomes.

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
The tables below set forth information about our operating segments for the years ended December 31, 2019, 2018, and 2017, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because our international operations are immaterial.

	Year Ended December 31,
	2019	2018	2017
Healthcare:
Revenues	$399,221	$364,763	$356,909
Operating income	$125,724	$108,060	$118,761
Segment operating income as a percentage of segment revenues	31.5%	29.6%	33.3%
Business Advisory:
Revenues	$252,508	$236,185	$207,753
Operating income	$49,695	$50,625	$46,600
Segment operating income as a percentage of segment revenues	19.7%	21.4%	22.4%
Education:
Revenues	$225,028	$194,177	$167,908
Operating income	$55,741	$48,243	$40,318
Segment operating income as a percentage of segment revenues	24.8%	24.8%	24.0%
Total Company:
Revenues	$876,757	$795,125	$732,570
Reimbursable expenses	88,717	82,874	75,175
Total revenues and reimbursable expenses	$965,474	$877,999	$807,745

Segment operating income	$231,160	$206,928	$205,679
Items not allocated at the segment level:
Other operating expenses	140,285	122,276	120,718
Litigation and other losses (gains), net	(1,196)	(2,019)	1,111
Depreciation and amortization	28,365	34,575	38,213
Goodwill impairment charges (1)	—	—	253,093
Other expense, net	11,215	26,875	15,048
Income (loss) from continuing operations before taxes	$52,491	$25,221	$(222,504)

(1)
The goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	As of December 31,
Segment Assets:	2019	2018	2017
Healthcare	$73,019	$65,133	$70,097
Business Advisory	59,315	59,017	58,217
Education	38,881	26,990	31,367
Unallocated assets (1)	933,056	898,392	877,247
Total assets	$1,104,271	$1,049,532	$1,036,928

(1)
Unallocated assets include goodwill and intangible assets and our long-term investments, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources. Refer to Note 4 “Goodwill and Intangible Assets" and Note 13 "Fair Value of Financial Instruments" for further information on these assets.

The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the year ended December 31, 2019 and 2018.

	Year Ended December 31, 2019
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$249,479	$100,635	$51,826	$401,940
Time and expense	55,204	139,610	154,893	349,707
Performance-based	71,051	6,856	—	77,907
Software support, maintenance and subscriptions	23,487	5,407	18,309	47,203
Total	$399,221	$252,508	$225,028	$876,757

Employee Type (1)
Revenue generated by full-time billable consultants	$280,915	$243,350	$195,844	$720,109
Revenue generated by full-time equivalents	118,306	9,158	29,184	156,648
Total	$399,221	$252,508	$225,028	$876,757

Timing of Revenue Recognition
Revenue recognized over time	$390,884	$252,508	$223,673	$867,065
Revenue recognized at a point in time	8,337	—	1,355	9,692
Total	$399,221	$252,508	$225,028	$876,757

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

(1)
Full-time billable consultants consist of our full-time professionals who provide consulting services to our clients and are billable to our clients based on the number of hours worked. Full-time equivalent professionals consist of our coaches and their support staff within our Culture and Organizational Excellence solution, consultants who work variable schedules as needed by our clients, employees who provide managed services in our Healthcare segment, and full-time employees who provide software support and maintenance services to our clients.

For the years ended December 31, 2019, 2018, and 2017, substantially all of our revenues and long-lived assets were attributed to or located in the United States.
At December 31, 2019 and 2018, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the years ended December 31, 2019, 2018, and 2017, no single client generated greater than 10% of our consolidated revenues.
20. Valuation and Qualifying Accounts
The table below sets forth the changes in the carrying amount of our allowances for doubtful accounts and unbilled services and valuation allowance for deferred tax assets for the years ended December 31, 2019, 2018, and 2017.

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2017:
Allowances for doubtful accounts and unbilled services	$21,259	43,888	40,648	$24,499
Valuation allowance for deferred tax assets	$626	793	172	$1,247
Year ended December 31, 2018:
Allowances for doubtful accounts and unbilled services	$24,499	49,390	51,648	$22,241
Valuation allowance for deferred tax assets	$1,247	2,314	418	$3,143
Year ended December 31, 2019:
Allowances for doubtful accounts and unbilled services	$22,241	69,979	73,552	$18,668
Valuation allowance for deferred tax assets	$3,143	1	2,128	$1,016

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

21. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
2019	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$204,445	$220,754	$219,289	$232,269
Reimbursable expenses	18,617	23,534	23,636	22,930
Total revenues and reimbursable expenses	223,062	244,288	242,925	255,199
Gross profit	65,496	77,832	75,158	77,315
Operating income	6,756	17,875	20,576	18,499
Net income from continuing operations	3,350	10,569	13,706	14,354
Loss from discontinued operations, net of tax	(46)	(97)	(52)	(41)
Net income	3,304	10,472	13,654	14,313
Net earnings per basic share:
Net income from continuing operations	$0.15	$0.48	$0.62	$0.65
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$0.15	$0.48	$0.62	$0.65
Net earnings per diluted share:
Net income from continuing operations	$0.15	$0.47	$0.61	$0.63
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$0.15	$0.47	$0.61	$0.63
Weighted average shares used in calculating earnings per share:
Basic	21,868	21,997	22,052	22,051
Diluted	22,311	22,400	22,561	22,676

	Quarter Ended
2018	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$193,679	$197,544	$198,448	$205,454
Reimbursable expenses	17,619	20,733	21,296	23,226
Total revenues and reimbursable expenses	211,298	218,277	219,744	228,680
Gross profit	59,745	68,820	68,893	71,834
Operating income	2,322	19,138	13,561	17,075
Net income (loss) from continuing operations	(3,222)	5,862	8,249	3,055
Income (loss) from discontinued operations, net of tax	(42)	(490)	228	6
Net income (loss)	(3,264)	5,372	8,477	3,061
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$(0.15)	$0.27	$0.38	$0.14
Income (loss) from discontinued operations, net of tax	—	(0.02)	0.01	—
Net income (loss)	$(0.15)	$0.25	$0.39	$0.14
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$(0.15)	$0.27	$0.37	$0.14
Income (loss) from discontinued operations, net of tax	—	(0.02)	0.01	—
Net income (loss)	$(0.15)	$0.25	$0.38	$0.14
Weighted average shares used in calculating earnings per share:
Basic	21,592	21,709	21,745	21,774
Diluted	21,592	21,918	22,110	22,294