Form 10-Q
period 2020-03-31
Huron Consulting Group Inc.
filed 2020-04-30
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 23, 2020, 22,849,043 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$151,009	$11,604
Receivables from clients, net of allowances of $9,187 and $8,907, respectively	105,379	116,571
Unbilled services, net of allowances of $3,356 and $2,994, respectively	88,960	79,937
Income tax receivable	748	2,376
Prepaid expenses and other current assets	13,309	14,248
Total current assets	359,405	224,736
Property and equipment, net	38,326	38,413
Deferred income taxes, net	8,334	1,145
Long-term investment	67,194	54,541
Operating lease right-of-use assets	52,849	54,954
Other non-current assets	49,578	52,177
Intangible assets, net	28,127	31,625
Goodwill	586,235	646,680
Total assets	$1,190,048	$1,104,271
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,799	$7,944
Accrued expenses and other current liabilities	21,580	18,554
Accrued payroll and related benefits	53,380	141,605
Current maturities of long-term debt	533	529
Current maturities of operating lease liabilities	8,206	7,469
Deferred revenues	30,010	28,443
Total current liabilities	119,508	204,544
Non-current liabilities:
Deferred compensation and other liabilities	26,854	28,635
Long-term debt, net of current portion	451,189	208,324
Operating lease liabilities, net of current portion	67,317	69,233
Deferred income taxes, net	571	8,070
Total non-current liabilities	545,931	314,262
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,391,801 and 25,144,764 shares issued at March 31, 2020 and December 31, 2019, respectively	246	247
Treasury stock, at cost, 2,546,566 and 2,425,430 shares at March 31, 2020 and December 31, 2019, respectively	(128,366)	(128,348)
Additional paid-in capital	444,974	460,781
Retained earnings	195,541	237,849
Accumulated other comprehensive income	12,214	14,936
Total stockholders’ equity	524,609	585,465
Total liabilities and stockholders’ equity	$1,190,048	$1,104,271
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues and reimbursable expenses:
Revenues	$222,619	$204,445
Reimbursable expenses	19,303	18,617
Total revenues and reimbursable expenses	241,922	223,062
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	156,248	137,780
Amortization of intangible assets and software development costs	1,301	1,117
Reimbursable expenses	19,389	18,669
Total direct costs and reimbursable expenses	176,938	157,566
Operating expenses and other losses (gains), net
Selling, general and administrative expenses	43,446	50,749
Restructuring charges	1,609	1,275
Litigation and other gains	(150)	(456)
Depreciation and amortization	6,114	7,172
Goodwill impairment charges	59,816	—
Total operating expenses and other losses (gains), net	110,835	58,740
Operating income (loss)	(45,851)	6,756
Other income (expense), net:
Interest expense, net of interest income	(2,341)	(4,258)
Other income (expense), net	(5,296)	2,217
Total other expense, net	(7,637)	(2,041)
Income (loss) from continuing operations before taxes	(53,488)	4,715
Income tax expense (benefit)	(11,215)	1,365
Net income (loss) from continuing operations	(42,273)	3,350
Loss from discontinued operations, net of tax	(35)	(46)
Net income (loss)	$(42,308)	$3,304
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$(1.94)	$0.15
Loss from discontinued operations, net of tax	—	—
Net income (loss)	$(1.94)	$0.15
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$(1.94)	$0.15
Loss from discontinued operations, net of tax	—	—
Net income (loss)	$(1.94)	$0.15
Weighted average shares used in calculating earnings (loss) per share:
Basic	21,827	21,868
Diluted	21,827	22,311
Comprehensive income:
Net income (loss)	$(42,308)	$3,304
Foreign currency translation adjustments, net of tax	(779)	316
Unrealized gain (loss) on investment, net of tax	(258)	2,657
Unrealized loss on cash flow hedging instruments, net of tax	(1,685)	(237)
Other comprehensive income (loss)	(2,722)	2,736
Comprehensive income (loss)	$(45,030)	$6,040
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,603,308	$247	(2,763,302)	$(128,348)	$460,781	$237,849	$14,936	$585,465
Comprehensive income						(42,308)	(2,722)	(45,030)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	250,544	2	102,467	7,115	(7,117)			—
Exercise of stock options	20,000	—			468			468
Share-based compensation					11,720			11,720
Shares redeemed for employee tax withholdings			(120,000)	(7,133)				(7,133)
Share repurchases	(313,998)	(3)			(20,878)			(20,881)
Balance at March 31, 2020	24,559,854	$246	(2,780,835)	$(128,366)	$444,974	$195,541	$12,214	$524,609

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	24,418,252	$244	(2,671,962)	$(124,794)	$452,573	$196,106	$16,495	$540,624
Comprehensive income						3,304	2,736	6,040
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	254,550	3	27,612	2,196	(2,199)			—
Exercise of stock options	10,000	—			234			234
Share-based compensation					7,140			7,140
Shares redeemed for employee tax withholdings			(94,500)	(4,385)				(4,385)
Balance at March 31, 2019	24,682,802	$247	(2,738,850)	$(126,983)	$457,748	$199,410	$19,231	$549,653
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(42,308)	$3,304
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	7,415	8,538
Non-cash lease expense	1,938	2,172
Lease impairment charge	—	740
Share-based compensation	8,504	5,366
Amortization of debt discount and issuance costs	198	2,618
Goodwill impairment charges	59,816	—
Allowances for doubtful accounts	21	59
Deferred income taxes	(14,016)	—
Loss on sale of business	102	—
Change in fair value of contingent consideration liabilities	—	(391)
Changes in operating assets and liabilities, net of divestiture:
(Increase) decrease in receivables from clients, net	11,698	5,129
(Increase) decrease in unbilled services, net	(9,138)	(16,850)
(Increase) decrease in current income tax receivable / payable, net	2,332	3,490
(Increase) decrease in other assets	4,304	(2,554)
Increase (decrease) in accounts payable and other liabilities	(3,708)	2,396
Increase (decrease) in accrued payroll and related benefits	(84,910)	(54,151)
Increase (decrease) in deferred revenues	1,606	1,845
Net cash used in operating activities	(56,146)	(38,289)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,001)	(2,349)
Purchases of investment securities	(13,000)	—
Investment in life insurance policies	(1,472)	(3,645)
Capitalization of internally developed software costs	(2,922)	(2,093)
Net cash used in investing activities	(18,395)	(8,087)
Cash flows from financing activities:
Proceeds from exercises of stock options	468	234
Shares redeemed for employee tax withholdings	(7,133)	(4,385)
Share repurchases	(22,115)	—
Proceeds from bank borrowings	281,000	40,500
Repayments of bank borrowings	(38,131)	(14,627)
Net cash provided by financing activities	214,089	21,722
Effect of exchange rate changes on cash	(143)	73
Net increase (decrease) in cash and cash equivalents	139,405	(24,581)
Cash and cash equivalents at beginning of the period	11,604	33,107
Cash and cash equivalents at end of the period	$151,009	$8,526
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable and accrued expenses	$3,716	$1,913
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2020 and 2019. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
3. New Accounting Pronouncements
Recently Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which provides a new current expected credit loss model to account for credit losses on certain financial assets, including trade receivables. That model requires an entity to estimate lifetime credit losses based on relevant historical information, adjusted for current conditions and reasonable and supportable forecasts that could affect the collectability of the reported amount. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities, which includes requiring the recognition of an allowance rather than a direct write-down of the investment, which may be reversed in the event that the credit of an issuer improves. We adopted ASU 2016-13 effective January 1, 2020, which did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements related to fair value measurements. We adopted ASU 2018-13 effective January 1, 2020, which had no impact on the amounts reported on our consolidated financial statements. We updated our disclosures within the notes to our consolidated financial statements as required by ASU 2018-13.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes, related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies other aspects of the accounting for franchise taxes and enacted changes in tax laws or tax rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. On January 1, 2020, we elected to early adopt ASU 2019-12 on a modified retrospective basis for those amendments that are not applied on a prospective basis. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2020.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2019:
Goodwill	$636,810	$302,057	$103,889	$1,042,756
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2019	428,729	114,062	103,889	646,680
Goodwill impairment charges	—	(59,816)	—	(59,816)
Foreign currency translation	—	(629)	—	(629)
Goodwill, net as of March 31, 2020	$428,729	$53,617	$103,889	$586,235

First Quarter 2020 Goodwill Impairment Charges
The worldwide spread of coronavirus (COVID-19) in the first quarter of 2020 has created significant volatility, uncertainty and disruption to the global economy. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expect it to have an unfavorable impact on sales and business development activities and full year 2020 results. Additionally, we expect a decrease in the demand for the services we provide that may be considered by our clients to be more discretionary in nature. The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities and may be considered by our clients to be more discretionary in nature; therefore, we are cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, we believed that the fair value of these two reporting units may no longer exceed their carrying values and performed an interim impairment test on both reporting units.
Our goodwill impairment test was performed by comparing the fair value of each of the Strategy and Innovation and Life Sciences reporting units with their respective carrying values and recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. To estimate the fair value of each reporting unit, we relied on a combination of the income approach and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. Based on the estimated fair values of the Strategy and Innovation and Life Sciences reporting units described below, we recorded non-cash pretax goodwill impairment charges of $49.9 million and $9.9 million, respectively, in the first quarter of 2020. The $49.9 million non-cash pretax charge related to the Strategy and Innovation reporting unit reduced the goodwill balance of the reporting unit to $37.5 million. The $9.9 million non-cash pretax charge related to the Life Sciences reporting unit reduced the goodwill balance of the reporting unit to zero.
Concurrently with the goodwill impairment tests performed over the Strategy and Innovation and Life Sciences reporting units, we evaluated whether any indicators exist that would lead us to believe that the fair values of our Healthcare, Education, and Business Advisory reporting units may not exceed their carrying values. Based on our internal projections, consideration of the impact of the COVID-19 pandemic on these reporting units, and review of the amounts by which the fair values of these reporting units exceeded their carrying values in the most recent quantitative goodwill impairment analysis performed, we did not identify any indicators that would lead us to believe that the fair values of these reporting units may not exceed their carrying values as of March 31, 2020.
In connection with the goodwill impairment tests performed on the Strategy and Innovation and Life Sciences reporting units, we performed impairment tests on the long-lived assets allocated to the asset groups of the Strategy and Innovation and Life Sciences reporting units. Based on the impairment tests performed, we concluded that the long-lived assets allocated to the asset groups were not impaired as of March 31, 2020. We did not identify any indicators that would lead us to believe that the carrying values of the long-lived assets allocated to our other asset groups may not be recoverable as of March 31, 2020.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Intangible Assets
Intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following:

		As of March 31, 2020		As of December 31, 2019
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$87,379	$64,265	$87,577	$61,882
Trade names	5 to 6	28,930	26,192	28,930	25,894
Technology and software	5	5,440	4,456	5,694	4,321
Non-competition agreements	5	2,220	1,559	2,220	1,447
Customer contracts	2	800	170	800	52
Total		$124,769	$96,642	$125,221	$93,596

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
Intangible asset amortization expense was $3.2 million and $4.5 million for the three months ended March 31, 2020 and 2019, respectively. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of March 31, 2020.

Year Ending December 31,	Estimated Amortization Expense
2020	$12,561
2021	$8,358
2022	$6,111
2023	$3,512
2024	$741
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Revenues
For the three months ended March 31, 2020 and 2019, we recognized revenues of $222.6 million and $204.4 million, respectively. Of the $222.6 million recognized in the first quarter of 2020, we recognized revenues of $7.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $4.8 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.1 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments. Of the $204.4 million recognized in the first quarter of 2019, we recognized revenues of $3.9 million from obligations satisfied, or partially satisfied, in prior periods, due to the release of allowances on unbilled services due to securing contract amendments. During the first quarter of 2019, we recognized a $1.2 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements.
As of March 31, 2020, we had $92.5 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $92.5 million of performance obligations, we expect to recognize approximately $49.6 million as revenue in 2020, $28.2 million in 2021, and the remaining $14.7 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of March 31, 2020 and December 31, 2019 was $12.4 million and $12.6 million, respectively. The $0.2 million decrease primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of March 31, 2020 and December 31, 2019, was $30.0 million and $28.4 million, respectively. The $1.6 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three months ended March 31, 2020, $14.4 million of revenues recognized were included in the deferred revenue balance as of December 31, 2019.
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

	Three Months Ended March 31,
	2020	2019
Net income (loss) from continuing operations	$(42,273)	$3,350
Income (loss) from discontinued operations, net of tax	(35)	(46)
Net income (loss)	$(42,308)	$3,304

Weighted average common shares outstanding – basic	21,827	21,868
Weighted average common stock equivalents	—	443
Weighted average common shares outstanding – diluted	21,827	22,311

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$(1.94)	$0.15
Income (loss) from discontinued operations, net of tax	—	—
Net income (loss)	$(1.94)	$0.15

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$(1.94)	$0.15
Income (loss) from discontinued operations, net of tax	—	—
Net income (loss)	$(1.94)	$0.15

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of March 31,
	2020	2019
Unvested restricted stock awards	992	12
Outstanding common stock options	86	—
Convertible senior notes	—	3,129
Warrants related to the issuance of convertible senior notes	3,129	3,129
Total anti-dilutive securities	4,207	6,270

See Note 7 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2020 (the “Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. In the first quarter of 2020, we repurchased and retired 313,998 shares for $20.9 million. The 313,998 shares repurchased and retired in the first quarter of 2020 were included as a reduction to our basic weighted average shares outstanding for the quarter ended March 31, 2020 based on the trade date of the share repurchase. Additionally, in the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. These shares were reflected as a reduction to our basic weighted average shares outstanding in the fourth quarter of 2019 based on the trade date of the share repurchase. No shares were repurchased during the first three months of 2019. As of March 31, 2020, less than $0.1 million remains available for share repurchases.
7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	March 31, 2020	December 31, 2019
Senior secured credit facility	$448,000	$205,000
Promissory note due 2024	3,722	3,853
Total long-term debt	$451,722	$208,853
Current maturities of long-term debt	(533)	(529)
Long-term debt, net of current portion	$451,189	$208,324

Below is a summary of the scheduled remaining principal payments of our debt as of March 31, 2020.

Principal Payments of Long-Term Debt
2020	$398
2021	$544
2022	$559
2023	$575
2024	$449,646

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
The transaction costs related to the issuance of the Convertible Notes were separated into liability and equity components based on their relative values. Transaction costs attributable to the liability component were recorded as a deduction to the carrying amount of the liability and amortized to interest expense over the term of the Convertible Notes; and transaction costs attributable to the equity component were netted with the equity component of the Convertible Notes in stockholders’ equity.
The following table presents the amount of interest expense recognized related to the Convertible Notes for the period presented.

Three Months Ended March 31, 2019
Contractual interest coupon	$781
Amortization of debt discount	2,120
Amortization of debt issuance costs	315
Total interest expense	$3,216

In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions were intended to reduce the potential future economic dilution associated with the conversion of the Convertible Notes and, combined with the warrants, effectively raised the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share. The convertible note hedge transactions expired in the third quarter of 2019. The holders of the warrants have the option to purchase an initial total of approximately 3.1 million shares of the Company’s common stock at a strike price of approximately $97.12. The warrants are expiring incrementally on 100 different dates from January 6, 2020 to May 28, 2020 and are exercisable at each such expiry date. If the average market value per share of our common stock for the reporting period exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share. The warrants are separate transactions and are not part of the terms of the Convertible Notes or the convertible note hedge transactions.
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
Amounts borrowed under the Amended Credit Agreement may be prepaid at any time without premium or penalty. We are required to prepay the amounts outstanding under the Amended Credit Agreement in certain circumstances, including upon an Event of Default (as defined in the Amended Credit Agreement). In addition, we have the right to permanently reduce or terminate the unused portion of the commitments provided under the Amended Credit Agreement at any time.

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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At March 31, 2020, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.48 to 1.00 and a Consolidated Interest Coverage Ratio of 15.13 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at March 31, 2020 totaled $448.0 million. These borrowings carried a weighted average interest rate of 2.3%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2019 were $205.0 million and carried a weighted average interest rate of 3.0%, including the effect of the interest rate swap outstanding at the time and described in Note 9 “Derivative Instruments and Hedging Activity." The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2020, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities. As of March 31, 2020, the unused borrowing capacity under the revolving credit facility was $150.4 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At March 31, 2020, the outstanding principal amount of the promissory note was $3.7 million, and the aircraft had a carrying amount of $4.9 million. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million, and the aircraft had a carrying amount of $5.1 million.
8. Restructuring Charges
Restructuring charges for the first three months of 2020 totaled $1.6 million, compared to $1.3 million for the first three months of 2019. The $1.6 million restructuring charge incurred in the first quarter of 2020 related to a $1.2 million accrual for the termination of a third-party advisor agreement, $0.3 million related to workforce reductions to better align resources with market demand, and $0.1 million related to workforce reductions in our corporate operations. During the first quarter of 2019, we exited a portion of our Lake Oswego, Oregon corporate office resulting in a $0.7 million lease impairment charge on the related operating lease right-of-use asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. Additionally, we recognized a $0.2 million restructuring charge related to workforce reductions in our corporate operations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the three months ended March 31, 2020.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2019	$68	$91	$—	$159
Additions	411	—	1,188	1,599
Payments	(473)	—	(67)	(540)
Adjustments	8	—	—	8
Balance as of March 31, 2020	$14	$91	$1,121	$1,226
The $0.1 million restructuring charge liability related to office space reductions at March 31, 2020 is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. The restructuring charge liability related to employee costs at March 31, 2020 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits. The $1.1 million restructuring charge liability related to the termination of a third-party advisor agreement at March 31, 2020 is expected to be paid over the next 34 months and is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities.
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
On January 30, 2020, we entered into a forward interest rate swap agreement effective December 31, 2019 and ending December 31, 2024, with a notional amount of $50.0 million. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month LIBOR and we pay to the counterparty a fixed rate of 1.500%.
On March 16, 2020, we entered into a forward interest rate swap agreement effective February 28, 2020 and ending February 28, 2025, with a notional amount of $100.0 million. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month LIBOR and we pay to the counterparty a fixed rate of 0.885%.
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. As of March 31, 2020, it was anticipated that $1.4 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to the interest rate swaps designated as a cash flow hedging instrument as of March 31, 2020 and December 31, 2019.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	March 31, 2020	December 31, 2019
Accrued expenses and other current liabilities	$1,156	$159
Deferred compensation and other liabilities	$1,666	$387

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

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
Convertible debt investment	$—	$—	$62,194	$62,194
Deferred compensation assets	—	24,220	—	24,220
Total assets	$—	$24,220	$62,194	$86,414
Liabilities:
Interest rate swaps	$—	$2,822	$—	$2,822
Total liabilities	$—	$2,822	$—	$2,822
December 31, 2019
Assets:
Convertible debt investment	—	—	49,542	49,542
Deferred compensation assets	—	27,445	—	27,445
Total assets	$—	$27,445	$49,542	$76,987
Liabilities:
Interest rate swap	$—	$546	$—	$546
Total liabilities	$—	$546	$—	$546

Interest rate swaps: The fair values of our interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and a discount rate reflecting the risks involved.
Convertible debt investment: In 2014 and 2015, we invested $27.9 million, in the form of zero coupon convertible debt (the "initial convertible notes"), in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight, a U.S.-based company that partners with leading nonprofit universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. In the first quarter of 2020, we invested an additional $13.0 million, in the form of 1.69% convertible debt with a senior liquidation preference to the initial convertible notes (the "additional convertible note"); and amended our initial convertible notes to include a coupon rate of 1.69% and extend the maturity date to January 17, 2024, which coincides with the maturity date of the additional convertible note.

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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2024, the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments, cash flow projections discounted at the risk-adjusted rate of 26%, and the concluded equity volatility of 42.5%, all of which are Level 3 inputs. The valuation of our investment as of December 31, 2019 takes into consideration the equity value indication as well as the dilutive impact of the convertible debt issued by Shorelight in the first quarter of 2020, the terms of which were known or knowable as of December 31, 2019. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments on our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the three months ended March 31, 2020.

Convertible Debt Investment
Balance as of December 31, 2019	$49,542
Purchases	13,000
Change in fair value of convertible debt investment	(348)
Balance as of March 31, 2020	$62,194

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
Financial assets and liabilities not recorded at fair value are as follows:
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
Cash and Cash Equivalents and Other Financial Instruments
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values of all other financial instruments not described above reasonably approximate fair market value due to the nature of the financial instruments and the short-term maturity of these items.
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(779)	$—	$(779)	$316	$—	$316
Unrealized gain (loss) on investment	$(348)	$90	$(258)	$3,609	$(952)	$2,657
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(2,272)	$590	$(1,682)	$(247)	$65	$(182)
Reclassification adjustments into earnings	(4)	1	(3)	(74)	19	(55)
Net unrealized gain (loss)	$(2,276)	$591	$(1,685)	$(321)	$84	$(237)
Other comprehensive income (loss)	$(3,403)	$681	$(2,722)	$3,604	$(868)	$2,736

The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2019	$(566)	$15,882	$(380)	$14,936
Current period change	(779)	(258)	(1,685)	(2,722)
Balance, March 31, 2020	$(1,345)	$15,624	$(2,065)	$12,214

12. Income Taxes
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property. As a result of the enactment of this legislation during the first quarter of 2020, we recorded a tax

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

benefit of $0.8 million related to the remeasurement of a portion of our income tax receivable due to the ability to apply the federal net operating loss incurred in 2018 to prior year income for a refund at a higher tax rate in the carryback period.
For the three months ended March 31, 2020, our effective tax rate was 21.0% as we recognized an income tax benefit from continuing operations of $11.2 million on a loss from continuing operations of $53.5 million. The effective tax rate of 21.0% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0% primarily due to certain nondeductible expense items, non-deductible losses on our investments used to fund our deferred compensation liability, and the nondeductible portion of the goodwill impairment charges recorded during the first quarter of 2020. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the quarter and the discrete tax benefit for the remeasurement of a portion of our income tax receivable as a result of the enactment of the CARES Act in the first quarter of 2020.
For the three months ended March 31, 2019, our effective tax rate was 29.0% as we recognized income tax expense from continuing operations of $1.4 million on income from continuing operations of $4.7 million. The effective tax rate of 29.0% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to foreign losses with no tax benefit and disallowed executive compensation deductions. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2019.
13. Commitments, Contingencies and Guarantees
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
Guarantees
Guarantees in the form of letters of credit totaling $1.6 million and $1.7 million were outstanding at March 31, 2020 and December 31, 2019, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of March 31, 2020 and December 31, 2019, the total estimated fair value of our contingent consideration liability was zero.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The table below sets forth information about our operating segments for the three months ended March 31, 2020 and 2019, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended March 31,
	2020	2019
Healthcare:
Revenues	$95,578	$93,682
Operating income	$24,050	$27,851
Segment operating income as a percentage of segment revenues	25.2%	29.7%
Business Advisory:
Revenues	$64,905	$58,806
Operating income	$9,842	$9,581
Segment operating income as a percentage of segment revenues	15.2%	16.3%
Education:
Revenues	$62,136	$51,957
Operating income	$13,116	$12,618
Segment operating income as a percentage of segment revenues	21.1%	24.3%
Total Company:
Revenues	$222,619	$204,445
Reimbursable expenses	19,303	18,617
Total revenues and reimbursable expenses	$241,922	$223,062

Segment operating income	$47,008	$50,050
Items not allocated at the segment level:
Other operating expenses	27,146	36,578
Litigation and other gains	(150)	(456)
Depreciation and amortization	6,047	7,172
Goodwill impairment charges[1]	59,816	—
Other expense, net	7,637	2,041
Income (loss) from continuing operations before taxes	$(53,488)	$4,715

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$55,785	$25,393	$13,175	$94,353
Time and expense	14,733	37,589	43,711	96,033
Performance-based	18,921	646	—	19,567
Software support, maintenance and subscriptions	6,139	1,277	5,250	12,666
Total	$95,578	$64,905	$62,136	$222,619

Employee Type (1)
Revenue generated by full-time billable consultants	$65,445	$61,957	$53,436	$180,838
Revenue generated by full-time equivalents	30,133	2,948	8,700	41,781
Total	$95,578	$64,905	$62,136	$222,619

Timing of Revenue Recognition
Revenue recognized over time	$94,459	$64,905	$62,022	$221,386
Revenue recognized at a point in time	1,119	—	114	1,233
Total	$95,578	$64,905	$62,136	$222,619

	Three Months Ended March 31, 2019
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$63,584	$21,672	$12,383	$97,639
Time and expense	12,763	35,309	35,358	83,430
Performance-based	11,810	664	—	12,474
Software support, maintenance and subscriptions	5,525	1,161	4,216	10,902
Total	$93,682	$58,806	$51,957	$204,445

Employee Type (1)
Revenue generated by full-time billable consultants	$64,818	$57,094	$46,007	$167,919
Revenue generated by full-time equivalents	28,864	1,712	5,950	36,526
Total	$93,682	$58,806	$51,957	$204,445

Timing of Revenue Recognition
Revenue recognized over time	$91,642	$58,806	$51,711	$202,159
Revenue recognized at a point in time	2,040	—	246	2,286
Total	$93,682	$58,806	$51,957	$204,445

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

At March 31, 2020 and December 31, 2019, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the three months ended March 31, 2020 and 2019, no single client generated greater than 10% of our consolidated revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” “guidance,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: the impact of the COVID-19 pandemic on the economy, our clients and client demand for our services, and our ability to sell and provide services, including the measures taken by governmental authorities and businesses in response to the pandemic, which may cause or contribute to other risks and uncertainties that we face; failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019 and under Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
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
Huron is a Platinum level member of the Oracle PartnerNetwork, an Oracle Cloud Premier Partner within North America, a Gold level consulting partner with Salesforce.com and a Workday Services Partner.
Coronavirus (COVID-19)
The worldwide spread of coronavirus (COVID-19) in the first quarter of 2020 has created significant volatility, uncertainty and disruption to the global economy. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our clients, employees and business partners. In response to the pandemic, many state and local governments have issued shelter-in-place mandates; and companies, including Huron, have implemented work from home policies and travel restrictions. While traditionally a majority of the work performed by our revenue-generating professionals occurs at client sites, the nature of the services we provide allows for our revenue-generating professionals to continue to serve clients in a remote work environment. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expect it to have an unfavorable impact on sales and business development activities and full year 2020 results. However, given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our consolidated operations and overall financial performance is uncertain at this time.
In each of our segments, we are working closely with our clients to support them and to provide relevant services to address their needs caused by the COVID-19 pandemic. However, some of the services we provide may be considered by our clients to be more discretionary in nature and the COVID-19 pandemic is expected to have a negative impact on the demand for those services. In addition, conditions in the financial markets could limit our access to further capital resources, if needed, and could increase borrowing costs. In order to support our liquidity during the COVID-19 pandemic, we are proactively taking measures to increase available cash on hand including, but not limited to, borrowing under our senior secured credit facility and reducing discretionary operating and capital spending. To further support our liquidity, we have elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through the end of the year, which we expect to pay in equal installments in the fourth quarters of 2021 and 2022, as provided for under the CARES Act.
The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities and may be considered by our clients to be more discretionary in nature. As discussed above, the COVID-19 pandemic is expected to have an unfavorable impact on the demand for those services. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, we believed that the fair value of these two reporting units may no longer exceed their carrying values and performed an interim goodwill impairment test on both reporting units. Based on the estimated fair values of the Strategy and Innovation and Life Sciences reporting units, we recorded non-cash pretax goodwill impairment charges of $49.9 million and $9.9 million, respectively. We did not identify any indicators that would lead us to believe that the fair values of our Healthcare, Education, and Business Advisory reporting units may not exceed their carrying values. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the charges and evaluations performed.
See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q for additional information on the potential impact the COVID-19 pandemic could have on our business, operations and financial results.
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
Fixed-fee engagements represented 42.4% and 47.8% of our revenues for the three months ended March 31, 2020 and 2019, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Culture and Organizational Excellence solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 43.1% and 40.8% of our revenues for the three months ended March 31, 2020 and 2019, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We recognize revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Performance-based fee revenues represented 8.8% and 6.1% of our revenues for the three months ended March 31, 2020 and 2019, respectively. The level of performance-based fees earned may vary based on our clients' risk sharing preferences and the mix of services we provide.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized. Software support, maintenance and subscription revenues represented 5.7% and 5.3% of our revenues for the three months ended March 31, 2020 and 2019, respectively.
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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2020	2019
Healthcare:
Revenues	$95,578	$93,682
Operating income	$24,050	$27,851
Segment operating income as a percentage of segment revenues	25.2%	29.7%
Business Advisory:
Revenues	$64,905	$58,806
Operating income	$9,842	$9,581
Segment operating income as a percentage of segment revenues	15.2%	16.3%
Education:
Revenues	$62,136	$51,957
Operating income	$13,116	$12,618
Segment operating income as a percentage of segment revenues	21.1%	24.3%
Total Company:
Revenues	$222,619	$204,445
Reimbursable expenses	19,303	18,617
Total revenues and reimbursable expenses	$241,922	$223,062
Statements of Operations reconciliation:
Segment operating income	$47,008	$50,050
Items not allocated at the segment level:
Other operating expenses	27,146	36,578
Litigation and other gains	(150)	(456)
Depreciation and amortization	6,047	7,172
Goodwill impairment charges (1)	59,816	—
Operating income (loss)	(45,851)	6,756
Other expense, net	(7,637)	(2,041)
Income (loss) from continuing operations before taxes	(53,488)	4,715
Income tax expense (benefit)	(11,215)	1,365
Net income (loss) from continuing operations	$(42,273)	$3,350
Earnings (loss) per share from continuing operations:
Basic	$(1.94)	$0.15
Diluted	$(1.94)	$0.15

	Three Months Ended March 31,
Other Operating Data:	2020	2019
Number of full-time billable consultants (at period end) (2):
Healthcare	892	836
Business Advisory	916	864
Education	791	649
Total	2,599	2,349
Average number of full-time billable consultants (for the period) (2):
Healthcare	897	819
Business Advisory	920	839
Education	778	631
Total	2,595	2,289
Full-time billable consultant utilization rate (3):
Healthcare	71.6%	78.6%
Business Advisory	71.5%	73.1%
Education	76.2%	76.4%
Total	72.9%	75.9%
Full-time billable consultant average billing rate per hour (4):
Healthcare	$228	$224
Business Advisory (5)	$198	$200
Education	$188	$204
Total (5)	$204	$210
Revenue per full-time billable consultant (in thousands):
Healthcare	$73	$79
Business Advisory	$67	$68
Education	$69	$73
Total	$70	$73
Average number of full-time equivalents (for the period) (6):
Healthcare	278	223
Business Advisory	20	8
Education	60	36
Total	358	267
Revenue per full-time equivalent (in thousands):
Healthcare	$108	$129
Business Advisory	$149	$206
Education	$144	$166
Total	$117	$137

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

(5)
The Business Advisory segment includes operations of Huron Eurasia India. Absent the impact of Huron Eurasia India, the average billing rate per hour for the Business Advisory segment would have been $224 and $223 for the three months ended March 31, 2020 and 2019, respectively.

Absent the impact of Huron Eurasia India, Huron's consolidated average billing rate per hour would have been $213 and $218 for the three months ended March 31, 2020 and 2019, respectively.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Revenues	$222,619	$204,445
Net income (loss) from continuing operations	$(42,273)	$3,350
Add back:
Income tax expense (benefit)	(11,215)	1,365
Interest expense, net of interest income	2,341	4,258
Depreciation and amortization	7,415	8,289
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	(43,732)	17,262
Add back:
Restructuring and other charges	2,458	1,275
Litigation and other gains	(150)	(456)
Goodwill impairment charges	59,816	—
Loss on sale of business	102	—
Foreign currency transaction losses (gains), net	520	(82)
Adjusted EBITDA	$19,014	$17,999
Adjusted EBITDA as a percentage of revenues	8.5%	8.8%

	Three Months Ended March 31,
	2020	2019
Net income (loss) from continuing operations	$(42,273)	$3,350
Weighted average shares - diluted	21,827	22,311
Diluted earnings (loss) per share from continuing operations	$(1.94)	$0.15
Add back:
Amortization of intangible assets	3,209	4,517
Restructuring and other charges	2,458	1,275
Litigation and other gains	(150)	(456)
Goodwill impairment charges	59,816	—
Non-cash interest on convertible notes	—	2,120
Loss on sale of business	102	—
Tax effect of adjustments	(13,409)	(1,953)
Total adjustments, net of tax	52,026	5,503
Adjusted net income from continuing operations	$9,753	$8,853
Weighted average shares - diluted	22,329	22,311
Adjusted diluted earnings per share from continuing operations	$0.44	$0.40
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
Restructuring and other charges: We have incurred charges due to the restructuring of various parts of our business. These restructuring charges have primarily consisted of costs associated with office space consolidations, including lease impairment charges and accelerated depreciation on lease-related property and equipment, and severance charges. Additionally, during the first quarter of 2020, we have excluded the effect of a $0.8 million one-time charge related to redundant administrative costs in our corporate operations which is recorded within selling, general and administrative expenses on our consolidated statement of operations. We have excluded the effect of the restructuring and other charges from our non-GAAP measures to permit comparability with periods that were not impacted by these items.
Litigation and other gains: We have excluded the effects of the litigation settlement gain recognized in the first quarter of 2020 and the remeasurement gain recognized in the first quarter of 2019 to decrease the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions to permit comparability with periods that were not impacted by these items.
Goodwill impairment charges: We have excluded the effect of the goodwill impairment charges recognized in the first quarter of 2020 as these are infrequent events and their exclusion permits comparability with periods that were not impacted by such charges.
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
Loss on sale of business: We excluded the effect of the loss on sale of a software-based solution within our Business Advisory segment in the first quarter of 2020. Divestitures of businesses are infrequent and are not indicative of the ongoing performance of our business.
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
Adjusted weighted average shares - diluted: As we reported a net loss for the first three months of 2020, GAAP diluted weighted average shares outstanding equals the basic weighted average shares outstanding for that period. The non-GAAP adjustments described above resulted in adjusted net income from continuing operations for the first quarter of 2020. Therefore, we included the dilutive common stock equivalents in the calculation of adjusted diluted weighted average shares outstanding for that period.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenues
Revenues increased $18.2 million, or 8.9%, to $222.6 million for the first three months of 2020 from $204.4 million for the first three months of 2019. Of the overall $18.2 million increase in revenues, $12.9 million was attributable to an increase in revenues from our full-time billable consultants and $5.3 million was attributable to our full-time equivalents.
The increase in full-time billable consultant revenues was attributable to strengthened demand for services in all of our segments, as discussed below in Segment Results; and reflected an overall increase in the average number of full-time billable consultants, partially offset by overall decreases in the consultant utilization rate and the average billing rate during the first three months of 2020 compared to the same prior year period.
The increase in full-time equivalent revenues was attributable to increases in full-time equivalent revenues in all of our segments, as discussed below in Segment Results; and reflected an overall increase in the average number of full-time equivalents, partially offset by an overall decrease in revenue per full-time equivalent.
While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expect it to have an unfavorable impact on sales and business development activities and full year 2020 results. Additionally, we expect a decrease in the demand for the services we provide that may be considered by our clients to be more discretionary in nature. However, given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our consolidated revenues is uncertain at this time.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $18.7 million, or 13.4%, to $157.5 million for the three months ended March 31, 2020, from $138.9 million for the three months ended March 31, 2019. The overall $18.7 million increase primarily related to a $15.3 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in all our segments; a $2.3 million increase in share-based compensation expense for our revenue-generating professionals; a $1.2 million increase in contractor expenses; and a $0.7 million increase in technology expenses. As a percentage of revenues, our total direct costs increased to 70.8% during the first three months of 2020 compared to 67.9% during the first three months of 2019 primarily due to the increases in salaries and related expenses and share-based compensation for our revenue-generating professionals, both as percentages of revenues, partially offset by a decrease in performance bonus expense for our revenue-generating professionals.
Total direct costs for the three months ended March 31, 2020 included $1.3 million of amortization expense for internal software development costs and intangible assets, compared to $1.1 million of amortization expense for the same prior year period. Intangible asset amortization included within direct costs for the three months ended March 31, 2020 and 2019 related to technology and software, certain customer relationships, and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses decreased $7.3 million, or 14.4%, to $43.4 million in the three months ended March 31, 2020, from $50.7 million in the three months ended March 31, 2019. Of the overall $7.3 million decrease, $6.9 million was attributable to the change in the market value of our deferred compensation liability, resulting from a $4.7 million decrease in the market value during the first quarter of 2020, compared to a $2.2 million increase in the market value during the first quarter of 2019. Additional decreases include a $2.3 million decrease in performance bonus expense for our support personnel; a $1.0 million decrease in facilities expense; a $0.7 million decrease in third-party consulting expenses; a $0.4 million decrease in training expenses; and a $0.4 million decrease in recruiting expenses. These decreases were partially offset by a $1.8 million increase in salaries and related expenses for our support personnel; a $1.0 million increase in practice administration and meetings expenses; a $0.8 million increase in share-based compensation expense for our support personnel; and a $0.8 million increase in data hosting and software related expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 19.5% during the first quarter of 2020 compared to 24.8% during the first quarter of 2019. This decrease was primarily attributable to the decreases in the market value of our deferred compensation liability, performance bonus expense for our support personnel, and facilities expenses.
Restructuring charges for the first three months of 2020 totaled $1.6 million, compared to $1.3 million for the first three months of 2019. The $1.6 million restructuring charge incurred in the first quarter of 2020 primarily related to a $1.2 million accrual for the termination of a third-party advisor agreement; $0.3 million related to workforce reductions to better align resources with market demand; and $0.1 million related to workforce reductions in our corporate operations. During the first quarter of 2019, we exited a portion of our Lake Oswego, Oregon corporate office resulting in a $0.7 million lease impairment charge on the related operating lease right-of-use asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. Additionally, we recognized a $0.2 million restructuring charge related to workforce reductions in our corporate operations. See Note 8 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other gains totaled $0.2 million for the three months ended March 31, 2020, which consisted of a litigation settlement gain for the resolution of a claim that was settled in the first quarter of 2020. Other gains totaled $0.5 million for the three months ended March 31, 2019, which primarily consisted of a $0.4 million remeasurement gain to decrease the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions.
Depreciation and amortization expense decreased by $1.1 million, or 14.8%, to $6.1 million for the three months ended March 31, 2020, from $7.2 million for the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in amortization expense for the trade name acquired in our Studer Group acquisition that was fully amortized in the fourth quarter of 2019; decreasing amortization expense for customer relationships due to the accelerated basis of amortization in prior periods, including the customer relationships acquired in our Studer Group acquisition; and customer relationships acquired in other business acquisitions that were fully amortized in prior periods. Intangible asset amortization included within operating expenses for the three months ended March 31, 2020 and 2019 primarily related to certain customer relationships, trade names and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
During the first quarter of 2020, we recorded $59.8 million of non-cash pretax goodwill impairment charges related to our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment; primarily related to the expected decline in sales and business development activities and a decrease in the demand for the services these reporting units provide that may be considered by our clients to be more discretionary in nature, as a result of the COVID-19 pandemic. These charges are non-cash in nature and do not affect our liquidity or debt covenants. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the charges.
Operating Income
Operating income decreased $52.6 million to a loss of $45.9 million in the first three months of 2020 from operating income of $6.8 million in the first three months of 2019. This decrease is primarily attributable to the $59.8 million of non-cash pretax goodwill impairment charges related to our Business Advisory segment that were recognized in the first quarter of 2020. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the non-cash goodwill impairment charges. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to (20.6)% for the three months ended March 31, 2020, compared to an operating margin of 3.3% for the three months ended March 31, 2019. The decrease in operating margin was primarily attributable to the goodwill impairment charges, as well as the increases in salaries and related expenses and share-based compensation expense for our revenue-generating professionals, as percentages of revenues. These decreases to the operating margin were partially offset by the decreases in the market value of our deferred compensation liability, performance bonus expense for both our support personnel and revenue-generating professionals, intangible asset amortization expense, and facilities expenses.
Other Expense, Net
Total other expense, net increased by $5.6 million to $7.6 million in the first three months of 2020 from $2.0 million in the first three months of 2019. The increase in total other expense, net was primarily attributable to a $4.7 million loss recognized during the first three months of 2020 for the market value of our investments that are used to fund our deferred compensation liability, compared to a gain of $2.1 million gain during the first three months of 2019. Additionally, total other expense, net includes the recognition of $0.5 million of foreign currency transaction losses in the first three months of 2020 compared to $0.1 million of foreign currency transaction gains recognized in the first three months of 2019.
Interest expense, net of interest income decreased $1.9 million to $2.3 million in the first three months of 2020 from $4.3 million in the first three months of 2019, primarily attributable to the maturity of our Convertible Notes on October 1, 2019, partially offset by higher levels of borrowing under our credit facility during the first three months of 2020 compared to the same prior year period. See Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information about our Convertible Notes and credit facility.
Income Tax Expense
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property. As a result of the enactment of this legislation during the first quarter of 2020, we recorded a tax benefit of $0.8 million related to the remeasurement of a portion of our income tax receivable due to the ability to apply the federal net operating loss incurred in 2018 to prior year income for a refund at a higher tax rate in the carryback period.
For the three months ended March 31, 2020, our effective tax rate was 21.0% as we recognized an income tax benefit from continuing operations of $11.2 million on a loss from continuing operations of $53.5 million. The effective tax rate of 21.0% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0% primarily due to certain nondeductible expense items, non-deductible losses on our investments used to fund our deferred compensation liability, and the nondeductible portion of the goodwill impairment charges recorded during the first quarter of 2020. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the quarter and the discrete tax benefit for the remeasurement of a portion of our income tax receivable as a result of the enactment of the CARES Act during the first quarter of 2020.
For the three months ended March 31, 2019, our effective tax rate was 29.0% as we recognized income tax expense from continuing operations of $1.4 million on income from continuing operations of $4.7 million. The effective tax rate of 29.0% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to foreign losses with no tax benefit and disallowed executive compensation deductions. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2019.
Net Income from Continuing Operations
Net income from continuing operations decreased by $45.6 million to a net loss from continuing operations of $42.3 million for the three months ended March 31, 2020, from net income from continuing operations of $3.4 million for the same prior year period. This decrease is primarily attributable to the $59.8 million of non-cash pretax goodwill impairment charges related to our Business Advisory segment. As a result of the decrease in net income from continuing operations, diluted loss per share from continuing operations for the first three months of 2020 was $1.94 compared to diluted earnings per share from continuing operations of $0.15 for the first three months of 2019. The non-cash goodwill impairment charges had a $2.19 unfavorable impact on diluted earnings per share from continuing operations for the first quarter of 2020.
EBITDA and Adjusted EBITDA
EBITDA decreased $61.0 million to a loss of $43.7 million for the three months ended March 31, 2020, from earnings of $17.3 million for the three months ended March 31, 2019. Adjusted EBITDA increased $1.0 million to $19.0 million in the first three months of 2020 from $18.0 million in the first three months of 2019. The decrease in EBITDA was primarily attributable to the non-cash goodwill impairment charges of $59.8 million recognized in the first quarter of 2020. The increase in adjusted EBITDA was primarily attributable to the increase in revenues and the decrease in performance bonus expense for our support personnel; largely offset by the increases in salaries and related expenses and share-based compensation expense for our revenue-generating professionals in the first three months of 2020 compared to the same prior year period.
Adjusted Net Income from Continuing Operations
Adjusted net income from continuing operations increased $0.9 million to $9.8 million in the first three months of 2020 compared to $8.9 million in the first three months of 2019. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for the first three months of 2020 was $0.44 compared to $0.40 for the first three months of 2019.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $1.9 million, or 2.0%, to $95.6 million for the first three months of 2020 from $93.7 million for the first three months of 2019.
During the three months ended March 31, 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 58.4%, 15.4%, 19.8%, and 6.4% of this segment’s revenues, respectively, compared to 67.9%, 13.6%, 12.6%, and 5.9% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $18.9 million during the first three months of 2020, compared to $11.8 million during the first three months of 2019. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $1.9 million increase in revenues, $1.3 million was attributable to an increase in revenues from our full-time equivalents and $0.6 million was attributable to our full-time billable consultants. The increase in revenues attributable to our full-time equivalents reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the first three months of 2020 compared to the same prior year period. The increase in revenues attributable to our full-time billable consultants reflected increases in the average number of full-time billable consultants and the average billing rate, partially offset by a decrease in the consultant utilization rate in the first three months of 2020 compared to the same prior year period.
Operating Income
Healthcare segment operating income decreased $3.8 million, or 13.6%, to $24.1 million for the three months ended March 31, 2020, from $27.9 million for the three months ended March 31, 2019. The Healthcare segment operating margin decreased to 25.2% for the first three months of 2020 from 29.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals and share-based compensation expense for our revenue generating professionals both as a percentage of revenues, partially offset by a decrease in performance bonus expense for our revenue-generating professionals.
Business Advisory
Revenues
Business Advisory segment revenues increased $6.1 million, or 10.4%, to $64.9 million for the first three months of 2020 from $58.8 million for the first three months of 2019.
During the first three months of 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 39.1%, 57.9%, 1.0%, and 2.0% of this segment’s revenues, respectively, compared to 36.9%, 60.0%, 1.1%, and 2.0% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $0.6 million for the first three months of 2020, compared to $0.7 million for the first three months of 2019. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $6.1 million increase in revenues, $4.9 million was attributable to revenues generated by our full-time billable consultants and $1.2 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants was primarily driven by an increase in the average number of full-time billable consultants, partially offset by decreases in the consultant utilization rate and the average billing rate in the first three months of 2020 compared to the same prior year period. The increase in revenues from our full-time equivalents was driven by an increased use of contractors; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the first three months of 2020 compared to the same prior year period.
Operating Income
Business Advisory segment operating income increased by $0.3 million, or 2.7%, to $9.8 million for the three months ended March 31, 2020, from $9.6 million for the three months ended March 31, 2019. The Business Advisory segment operating margin decreased to 15.2% for the first three months of 2020 from 16.3% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to a restructuring charge recorded in the first quarter of 2020 for the termination of a third-party advisor agreement, as well as increases in share-based compensation expense for our revenue-generating professionals, contractor expenses, and salaries and related expenses for our revenue-generating professionals, all as percentages of revenues. These decreases to the segment's operating margin were partially offset by decreases in promotion and marketing expenses and signing, retention and other bonus expenses for our revenue-generating professionals.
The non-cash goodwill impairment charges related to the Strategy and Innovation and Life Sciences reporting units within the Business Advisory segment, which are discussed above within consolidated results, are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segment. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the charges and our goodwill balances. We will continue to evaluate goodwill for impairment during future periods. Any future significant decline in the performance of our Strategy and Innovation reporting unit could result in another non-cash goodwill impairment charge.
Education
Revenues
Education segment revenues increased $10.2 million, or 19.6%, to $62.1 million for the first three months of 2020 from $52.0 million for the first three months of 2019.
For the three months ended March 31, 2020, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 21.2%, 70.3%, and 8.5% of this segment’s revenues, respectively, compared to 23.8%, 68.1%, and 8.1% of this segment's revenues, respectively, during the same prior year period.
Of the overall $10.2 million increase in revenues, $7.4 million was attributable to revenues generated by our full-time billable consultants and $2.8 million was attributable to revenues generated by our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the average number of full-time billable consultants; partially offset by a decrease in the average billing rate in the first three months of 2020 compared to the same prior year period. The increase in revenues from our full-time equivalents was primarily driven by an increased use of contractors and project consultants as well as an increase in software subscriptions and data hosting revenues; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the first three months of 2020 compared to the same prior year period.

Operating Income
Education segment operating income increased $0.5 million, or 3.9%, to $13.1 million for the three months ended March 31, 2020, from $12.6 million for the three months ended March 31, 2019. The Education segment operating margin decreased to 21.1% for the first three months of 2020 from 24.3% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in contractor expenses, practice administration and meetings expenses, and salaries and related expenses for our revenue-generating professionals, all as percentages of revenues .
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased $139.4 million to $151.0 million at March 31, 2020 from $11.6 million at December 31, 2019. As of March 31, 2020, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2020	2019
Net cash used in operating activities	$(56,146)	$(38,289)
Net cash used in investing activities	(18,395)	(8,087)
Net cash provided by financing activities	214,089	21,722
Effect of exchange rate changes on cash	(143)	73
Net increase (decrease) in cash and cash equivalents	$139,405	$(24,581)
Operating Activities
Net cash used in operating activities totaled $56.1 million for the three months ended March 31, 2020, compared to of $38.3 million for the three months ended March 31, 2019, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The increase in cash used in operating activities for the first three months of 2020 compared to the same prior year period was primarily attributable to an increase in the amount paid for annual performance bonuses during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 and an increase in payments to employees for salaries and related benefits, partially offset by an increase in cash collections in the first quarter of 2020 compared to the first quarter of 2019.
Investing Activities
Net cash used in investing activities was $18.4 million and $8.1 million for the three months ended March 31, 2020 and 2019, respectively.
The use of cash in the first three months of 2020 primarily consisted of $13.0 million for the purchase of an additional convertible debt investment in Shorelight Holdings, LLC; $2.9 million for payments related to internally developed software; $1.5 million for contributions to our life insurance policies which fund our deferred compensation plan; and $1.0 million for purchases of property and equipment, primarily related to purchases of furniture and leasehold improvements for new office spaces in certain locations.
The use of cash in the first three months of 2019 primarily consisted of $3.6 million for contributions to our life insurance policies which fund our deferred compensation plan; $2.3 million for purchases of property and equipment, primarily related to purchases of computers and related equipment; and $2.1 million for payments related to internally developed software.
In order to support our liquidity during the pandemic, we are proactively taking measures to increase available cash on hand, including reducing discretionary capital expenses. Therefore, as of March 31, 2020, we estimate that cash utilized for purchases of property and equipment and software development in 2020 will be lower than originally estimated and total approximately $16 million to $20 million. The purchases primarily consist of software development costs, leasehold improvements for certain office locations, and information technology related equipment to support our corporate infrastructure.

Financing Activities
Net cash provided by financing activities was $214.1 million for the three months ended March 31, 2020. During the first three months of 2020, we borrowed $281.0 million under our credit facility, including $125.0 million prior to March 31, 2020 to maintain excess cash and support liquidity during the period of uncertainty created by the COVID-19 pandemic, as well as to fund our annual performance bonus payment. During the first quarter of 2020, we made repayments on our borrowings of $38.1 million. Additionally, we repurchased and retired $20.9 million of our common stock under our Share Repurchase Program, as defined below, and settled $1.2 million of share repurchases that were accrued as of December 31, 2019.
Net cash used in financing activities was $21.7 million for the three months ended March 31, 2019. During the first three months of 2019, we borrowed $40.5 million under our credit facility, primarily to fund our annual performance bonus payment, and made repayments on our credit facility of $14.5 million.
Share Repurchase Program
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2020 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. In the first quarter of 2020, we repurchased and retired 313,998 shares for $20.9 million. Additionally, in the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. As of March 31, 2020, less than $0.1 million remains available for share repurchases.
Financing Arrangements
At March 31, 2020, we had $448.0 million outstanding under our senior secured credit facility and $3.7 million outstanding under a promissory note, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. At March 31, 2020 and December 31, 2019, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of March 31, 2020 was 3.48 to 1.00, compared to 1.64 to 1.00 as of December 31, 2019. Our Consolidated Interest Coverage Ratio as of March 31, 2020 was 15.13 to 1.00, compared to 15.29 to 1.00 as of December 31, 2019. The increase in our Consolidated Leverage Ratio as of March 31, 2019 compared to December 31, 2019 was driven by $125.0 million of borrowings under the Amended Credit Agreement prior to March 31, 2020 to maintain excess cash and support liquidity during the period of uncertainty created by the COVID-19 pandemic. As a result of these borrowings, cash and cash equivalents increased $139.4 million to $151.0 million at March 31, 2020 from $11.6 million at December 31, 2019.

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
Principal borrowings outstanding under the Amended Credit Agreement at March 31, 2020 and December 31, 2019 totaled $448.0 million and $205.0 million, respectively. These borrowings carried a weighted average interest rate of 2.3% at March 31, 2020 and 3.0% at December 31, 2019 including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2020, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At March 31, 2020, the outstanding principal amount of the promissory note was $3.7 million, and the aircraft had a carrying amount of $4.9 million. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million, and the aircraft had a carrying amount of $5.1 million.
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements.
Future Financing Needs
Our current primary financing need is to support our operations during the COVID-19 pandemic which has created significant volatility and uncertainty in the economy, could limit our access to capital resources, and could increase borrowing costs. In order to support our liquidity during the pandemic, we are proactively taking measures to increase available cash on hand, including, but not limited to, borrowing under our senior secured credit facility and reducing discretionary operating and capital expenses. To further support our liquidity, we have elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through the end of the year, which we expect to pay in equal installments in the fourth quarters of 2021 and 2022, as provided for under the CARES Act. Our long-term financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. We believe our internally generated liquidity, together with our available cash, and the borrowing capacity available under our revolving credit facility will be adequate to support our current financing needs and long-term growth strategy. Our ability to secure additional financing, if needed, in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, borrowings outstanding under our senior secured credit facility totaled $448.0 million compared to $205.0 million at December 31, 2019. See the "Liquidity and Capital Resources" section above and Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information on our outstanding borrowings as of March 31, 2020. There have been no other material changes to our contractual obligations since December 31, 2019.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2019. Below is an update to our critical accounting policy related to the carrying value of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first three months of 2020.
Carrying Values of Goodwill and Other Intangible Assets
First Quarter 2020 Goodwill Impairment Analysis
The worldwide spread of coronavirus (COVID-19) in the first quarter of 2020 has created significant volatility, uncertainty and disruption to the global economy. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expect it to have an unfavorable impact on sales and business development activities and full year 2020 results. Additionally, we expect a decrease in the demand for the services we provide that may be considered by our clients to be more discretionary in nature. The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities and may be considered by our clients to be more discretionary in nature; therefore, we are cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, we believed that the fair value of these two reporting units may no longer exceed their carrying values and performed an interim impairment test on both reporting units.
Based on the estimated fair values of the Strategy and Innovation and Life Sciences reporting units described below, we recorded non-cash pretax goodwill impairment charges of $49.9 million and $9.9 million, respectively, in the first quarter of 2020. The $49.9 million non-cash pretax charge related to the Strategy and Innovation reporting unit reduced the goodwill balance of the reporting unit to $37.5 million. The $9.9 million non-cash pretax charge related to the Life Sciences reporting unit reduced the goodwill balance of the reporting unit to zero.
Our goodwill impairment test was performed by comparing the fair value of each of the Strategy and Innovation and Life Sciences reporting units with its respective carrying value and recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. To estimate the fair value of each reporting unit, we relied on a combination of the income approach and the market approach, with a fifty-fifty weighting.
In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with each reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and discount rates that reflects the risk inherent in the future cash flows. In estimating future cash flows, we relied on internally generated seven-year forecasts. For periods after the seven-year forecast, we assumed a long-term annual revenue growth rate of 3.0% for both the Strategy and Innovation and Life Sciences reporting units. Our forecasts are based on historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed weighted average cost of capital discount rates of 16.0% and 10.5% for the Strategy and Innovation and Life Sciences reporting units, respectively.
In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were evaluated and adjusted based on specific characteristics of the Strategy and Innovation and Life Sciences reporting units relative to the selected guideline companies and applied to the reporting units' operating data to arrive at an indication of value.
Determining the fair value of any reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not a non-cash impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in additional non-cash goodwill impairment charges, which could be material.
Concurrently with the goodwill impairment tests performed over the Strategy and Innovation and Life Sciences reporting units, we evaluated whether any indicators exist that would lead us to believe that the fair values of our Healthcare, Education, and Business Advisory reporting units may not exceed their carrying values. Based on our internal projections, consideration of the impact of the COVID-19 pandemic on these reporting units, and review of the amounts by which the fair values of these reporting units exceeded their carrying values in the most recent quantitative goodwill impairment analysis performed, we did not identify any indicators that would lead us to believe that the fair values of these reporting units may not exceed their carrying values as of March 31, 2020. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.

The carrying values of goodwill for each of our reporting units as of March 31, 2020 are as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$428,729
Education	103,889
Business Advisory	16,094
Strategy and Innovation	37,523
Life Sciences	—
Enterprise Solutions and Analytics	—
Total	$586,235
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $28.1 million at March 31, 2020 and primarily consist of customer relationships, trade names, technology and software, non-competition agreements, and customer contracts, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In connection with the goodwill impairment tests performed for the Strategy and Innovation and Life Sciences reporting units in the first quarter of 2020, which resulted in non-cash goodwill impairment charges, we performed impairment tests on the long-lived assets allocated to the asset groups of the Strategy and Innovation and Life Sciences reporting units. Based on the impairment tests performed, we concluded that the long-lived assets allocated to the asset groups were not impaired as of March 31, 2020. We did not identify any indicators that would lead us to believe that the carrying values of the long-lived assets allocated to our other asset groups may not be recoverable as of March 31, 2020.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 "New Accounting Pronouncements" within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
Concurrent with the issuance of our Convertible Notes, we entered into separate convertible note hedge and warrant transactions. The convertible note hedge transactions were intended to reduce the potential future economic dilution associated with the conversion of the Convertible Notes and, combined with the warrants, effectively raised the price at which economic dilution would occur from the initial conversion price of approximately 3.1 million shares of our common stock, which was the number of shares initially issuable upon conversion of the Convertible Notes in full, at a price of approximately $79.89 to $97.12 per share. The convertible note hedge transactions expired in the third quarter of 2019 and the warrants are expiring incrementally on 100 different dates from January 6, 2020 to May 28, 2020. See Note 7 “Financing Arrangements” within the notes to the consolidated financial statements for additional information on our Convertible Notes, which matured on October 1, 2019.
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At March 31, 2020, we had borrowings outstanding under the credit facility totaling $448.0 million that carried a weighted average interest rate of 2.3%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $2.5 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps outstanding at March 31, 2020. At December 31, 2019, we had borrowings outstanding under the credit facility totaling $205.0 million that carried a weighted average interest rate of 3.0% including the impact of the interest rate swap outstanding at December 31, 2019. A hypothetical 100 basis point change in the interest rate would have a $1.6 million effect on our pretax income on an annualized basis, including the effect of the interest rate swap.
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
On January 30, 2020, we entered into a forward interest rate swap agreement effective December 31, 2019 and ending December 31, 2024, with a notional amount of $50.0 million. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month LIBOR and we pay to the counterparty a fixed rate of 1.500%.

On March 16, 2020, we entered into a forward interest rate swap agreement effective February 28, 2020 and ending February 28, 2025, with a notional amount of $100.0 million. We entered into this derivative instrument to further hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month LIBOR and we pay to the counterparty a fixed rate of 0.885%.
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At March 31, 2020, the outstanding principal amount of the promissory note was $3.7 million and carried an interest rate of 3.6%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million and carried an interest rate of 3.7%. A hypothetical 100 basis point change in the interest rate as of December 31, 2018 would not have had a material effect on our pretax income.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have an investment in the form of 1.69% convertible debt in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of March 31, 2020, the fair value of the investment was $62.2 million, with a total cost basis of $40.9 million. At December 31, 2019, the fair value of the investment was $49.5 million, with a total cost basis of $27.9 million.
We have a preferred stock investment in Medically Home Group, Inc., a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of March 31, 2020, the carrying value of the investment was $5.0 million. Following our purchase, there has been no impairment, nor any observable price changes to our investment. See Note 10 “Fair Value of Financial Instruments” for further information on our long-term investments.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”), which was filed with the Securities and Exchange Commission on February 26, 2020.
Our results of operations have been adversely affected and, in the future, could be materially adversely impacted by the coronavirus (COVID-19) pandemic.
The worldwide spread of coronavirus (COVID-19) has created significant volatility, uncertainty and disruption to the global economy. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;

•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;

•	the effect on our clients and client demand for our services and solutions, including the effect on the healthcare industry which is an area of significant focus for our business;

•	the impact on our key third-party vendors;

•	the effect on the businesses in which we have invested;

•	our ability to sell and provide our services and solutions and maintain adequate utilization levels, including as a result of travel restrictions and people working from home;

•	the ability of our clients to pay for our services and solutions;

•
any disruption to the Internet and related systems, which may impact our ability to provide our services and solutions remotely, and increased vulnerability to hackers or third parties seeking to disrupt operations; and

•	any closures of our clients’ offices and facilities.
Additionally, in some instances, clients have slowed down decision making, delayed planned work or are seeking to reduce the scope of current engagements or terminate existing agreements, which may continue. Any of these events could cause or contribute to the risks and uncertainties enumerated in our 2019 Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.
Our goodwill and other intangible assets represent a substantial amount of our total assets, and we may be required to recognize a non-cash impairment charge for these assets if the performance of one or more of our reporting units falls below our expectations.
Our total assets reflect a substantial amount of intangible assets, primarily goodwill. At December 31, 2019, goodwill and other intangible assets totaled $678.3 million, or 61%, of our total assets. During the first quarter of 2020, we incurred non-cash pretax goodwill impairment charges totaling $59.8 million related to our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment, as discussed below, resulting in a total goodwill and other intangible asset balance of $614.4 million, or 52%, of our total assets as of March 31, 2020. The goodwill results from our acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.
The worldwide spread of coronavirus (COVID-19) in the first quarter of 2020 has created significant volatility, uncertainty and disruption to the global economy. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expect it to have an unfavorable impact on sales and business development activities and full year 2020 results. Additionally, we expect a decrease in the demand for the services we provide that may be considered by our clients to be more discretionary in nature. The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities and may be considered by our clients to be more discretionary in nature; therefore, we are cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, we believed that the fair value of these two reporting units may no longer exceed their carrying values and performed an interim impairment test on both reporting units. Based on the estimated fair values of the Strategy and Innovation and Life Sciences reporting units described below, we recorded non-cash pretax goodwill impairment charges of $49.9 million and $9.9 million, respectively, in the first quarter of 2020. The $49.9 million non-cash pretax charge related to the Strategy and Innovation reporting unit reduced the goodwill balance of the reporting unit to $37.5 million. The $9.9 million non-cash pretax charge related to the Life Sciences reporting unit reduced the goodwill balance of the reporting unit to zero.
Determining the fair value of any reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not a non-cash impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in additional non-cash goodwill impairment charges or impairment charges with respect to our other intangible assets, which could be material.
Refer to “Critical Accounting Policies” within Part I - Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for further discussion of our goodwill, intangible assets, and impairment tests performed in 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2020, we reacquired 120,000 shares of common stock with a weighted average fair market value of $59.44 as a result of such tax withholdings.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2020 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements. The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1, 2020 - January 31, 2020	134,346	$67.90	125,463	$12,408,601
February 1, 2020 - February 29, 2020	188,547	$65.55	188,535	$43,572
March 1, 2020 - March 31, 2020	111,105	$58.70	—	$43,572
Total	433,998	$64.53	313,998

(1)
The number of shares repurchased includes 8,883 shares in January 2020, 12 shares in February 2020 and 111,105 shares in March 2020 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.

(2)	As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Senior Management Agreement by and between Huron Consulting Group Inc. and Ernest W. Torain, Jr.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	April 30, 2020	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer