Form 10-Q
period 2020-06-30
Huron Consulting Group Inc.
filed 2020-07-31
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 24, 2020, 22,873,628 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$83,212	$11,604
Receivables from clients, net of allowances of $8,906 and $8,907, respectively	117,632	116,571
Unbilled services, net of allowances of $3,640 and $2,994, respectively	82,932	79,937
Income tax receivable	323	2,376
Prepaid expenses and other current assets	13,863	14,248
Total current assets	297,962	224,736
Property and equipment, net	37,082	38,413
Deferred income taxes, net	12,426	1,145
Long-term investments	59,524	54,541
Operating lease right-of-use assets	52,298	54,954
Other non-current assets	55,083	52,177
Intangible assets, net	24,916	31,625
Goodwill	586,235	646,680
Total assets	$1,125,526	$1,104,271
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,046	$7,944
Accrued expenses and other current liabilities	23,532	18,554
Accrued payroll and related benefits	80,066	141,605
Current maturities of long-term debt	536	529
Current maturities of operating lease liabilities	8,559	7,469
Deferred revenues	35,044	28,443
Total current liabilities	152,783	204,544
Non-current liabilities:
Deferred compensation and other liabilities	38,557	28,635
Long-term debt, net of current portion	331,054	208,324
Operating lease liabilities, net of current portion	66,547	69,233
Deferred income taxes, net	571	8,070
Total non-current liabilities	436,729	314,262
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,421,974 and 25,144,764 shares issued at June 30, 2020 and December 31, 2019, respectively	246	247
Treasury stock, at cost, 2,556,012 and 2,425,430 shares at June 30, 2020 and December 31, 2019, respectively	(128,646)	(128,348)
Additional paid-in capital	450,391	460,781
Retained earnings	209,088	237,849
Accumulated other comprehensive income	4,935	14,936
Total stockholders’ equity	536,014	585,465
Total liabilities and stockholders’ equity	$1,125,526	$1,104,271
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues and reimbursable expenses:
Revenues	$217,857	$220,754	$440,476	$425,199
Reimbursable expenses	2,970	23,534	22,273	42,151
Total revenues and reimbursable expenses	220,827	244,288	462,749	467,350
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	149,514	141,628	305,762	279,408
Amortization of intangible assets and software development costs	1,334	1,171	2,635	2,288
Reimbursable expenses	2,866	23,657	22,255	42,326
Total direct costs and reimbursable expenses	153,714	166,456	330,652	324,022
Operating expenses and other losses (gains), net
Selling, general and administrative expenses	44,857	52,537	88,303	103,286
Restructuring charges	109	754	1,718	2,029
Litigation and other gains	—	(485)	(150)	(941)
Depreciation and amortization	6,193	7,151	12,307	14,323
Goodwill impairment charges	—	—	59,816	—
Total operating expenses and other losses (gains), net	51,159	59,957	161,994	118,697
Operating income (loss)	15,954	17,875	(29,897)	24,631
Other income (expense), net:
Interest expense, net of interest income	(2,916)	(4,524)	(5,257)	(8,782)
Other income (expense), net	3,948	695	(1,348)	2,912
Total other income (expense), net	1,032	(3,829)	(6,605)	(5,870)
Income (loss) from continuing operations before taxes	16,986	14,046	(36,502)	18,761
Income tax expense (benefit)	3,414	3,477	(7,801)	4,842
Net income (loss) from continuing operations	13,572	10,569	(28,701)	13,919
Loss from discontinued operations, net of tax	(25)	(97)	(60)	(143)
Net income (loss)	$13,547	$10,472	$(28,761)	$13,776
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.62	$0.48	$(1.31)	$0.63
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income (loss)	$0.62	$0.48	$(1.32)	$0.63
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.61	$0.47	$(1.31)	$0.62
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income (loss)	$0.61	$0.47	$(1.32)	$0.62
Weighted average shares used in calculating earnings (loss) per share:
Basic	21,869	21,997	21,848	21,933
Diluted	22,116	22,400	21,848	22,356
Comprehensive income:
Net income (loss)	$13,547	$10,472	$(28,761)	$13,776
Foreign currency translation adjustments, net of tax	104	(359)	(675)	(43)
Unrealized gain (loss) on investment, net of tax	(5,678)	3,915	(5,936)	6,572
Unrealized loss on cash flow hedging instruments, net of tax	(1,705)	(612)	(3,390)	(849)
Other comprehensive income (loss)	(7,279)	2,944	(10,001)	5,680
Comprehensive income (loss)	$6,268	$13,416	$(38,762)	$19,456
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	24,559,854	$246	(2,780,835)	$(128,366)	$444,974	$195,541	$12,214	$524,609
Comprehensive income						13,547	(7,279)	6,268
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	19,582	—	(4,157)	(196)	196			—
Exercise of stock options	6,800	—			178			178
Share-based compensation					5,043			5,043
Shares redeemed for employee tax withholdings			(1,806)	(84)				(84)
Balance at June 30, 2020	24,586,236	$246	(2,786,798)	$(128,646)	$450,391	$209,088	$4,935	$536,014

Balance at March 31, 2019	24,682,802	$247	(2,738,850)	$(126,983)	$457,748	$199,410	$19,231	$549,653
Comprehensive income						10,472	2,944	13,416
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	18,391	—	(2,438)	(75)	75			—
Exercise of stock options	10,000	—			234			234
Share-based compensation					5,133			5,133
Shares redeemed for employee tax withholdings			(1,538)	(75)				(75)
Balance at June 30, 2019	24,711,193	$247	(2,742,826)	$(127,133)	$463,190	$209,882	$22,175	$568,361

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,603,308	$247	(2,763,302)	$(128,348)	$460,781	$237,849	$14,936	$585,465
Comprehensive income						(28,761)	(10,001)	(38,762)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	270,126	2	98,310	6,919	(6,921)			—
Exercise of stock options	26,800	—			646			646
Share-based compensation					16,763			16,763
Shares redeemed for employee tax withholdings			(121,806)	(7,217)				(7,217)
Share repurchases	(313,998)	(3)			(20,878)			(20,881)
Balance at June 30, 2020	24,586,236	$246	(2,786,798)	$(128,646)	$450,391	$209,088	$4,935	$536,014

Balance at December 31, 2018	24,418,252	$244	(2,671,962)	$(124,794)	$452,573	$196,106	$16,495	$540,624
Comprehensive income						13,776	5,680	19,456
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	272,941	3	25,174	2,121	(2,124)			—
Exercise of stock options	20,000	—			468			468
Share-based compensation					12,273			12,273
Shares redeemed for employee tax withholdings			(96,038)	(4,460)				(4,460)
Balance at June 30, 2019	24,711,193	$247	(2,742,826)	$(127,133)	$463,190	$209,882	$22,175	$568,361
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(28,761)	$13,776
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	14,942	17,285
Non-cash lease expense	3,880	4,397
Lease impairment charge	—	805
Share-based compensation	14,527	11,483
Amortization of debt discount and issuance costs	397	5,264
Goodwill impairment charges	59,816	—
Allowances for doubtful accounts	512	170
Deferred income taxes	(15,515)	—
Loss on sale of business	102	—
Change in fair value of contingent consideration liabilities	—	(876)
Changes in operating assets and liabilities, net of divestiture:
(Increase) decrease in receivables from clients, net	(339)	(6,984)
(Increase) decrease in unbilled services, net	(3,059)	(22,105)
(Increase) decrease in current income tax receivable / payable, net	6,546	6,486
(Increase) decrease in other assets	(1,674)	(4,743)
Increase (decrease) in accounts payable and other liabilities	(2,787)	(133)
Increase (decrease) in accrued payroll and related benefits	(53,420)	(30,462)
Increase (decrease) in deferred revenues	6,638	(570)
Net cash provided by (used in) operating activities	1,805	(6,207)
Cash flows from investing activities:
Purchases of property and equipment, net	(4,417)	(6,384)
Purchases of investment securities	(13,000)	—
Investment in life insurance policies	(1,540)	(4,087)
Capitalization of internally developed software costs	(5,184)	(4,409)
Net cash used in investing activities	(24,141)	(14,880)
Cash flows from financing activities:
Proceeds from exercises of stock options	646	469
Shares redeemed for employee tax withholdings	(7,217)	(4,460)
Share repurchases	(22,115)	—
Proceeds from bank borrowings	283,000	87,500
Repayments of bank borrowings	(160,263)	(81,756)
Payments of contingent consideration liabilities	—	(4,674)
Net cash provided by (used in) financing activities	94,051	(2,921)
Effect of exchange rate changes on cash	(107)	78
Net increase (decrease) in cash and cash equivalents	71,608	(23,930)
Cash and cash equivalents at beginning of the period	11,604	33,107
Cash and cash equivalents at end of the period	$83,212	$9,177
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable and accrued expenses	$2,070	$3,842
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,397	$3,611
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2020 and 2019. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2020. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related disclosures. The business and economic uncertainty resulting from the coronavirus (COVID-19) pandemic has made such estimates and assumptions more difficult to predict. Accordingly, actual results and outcomes could differ from those estimates.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2020.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2019:
Goodwill	$636,810	$302,057	$103,889	$1,042,756
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2019	428,729	114,062	103,889	646,680
Goodwill impairment charges	—	(59,816)	—	(59,816)
Foreign currency translation	—	(629)	—	(629)
Goodwill, net as of June 30, 2020	$428,729	$53,617	$103,889	$586,235

First Quarter 2020 Goodwill Impairment Charges
The worldwide spread of coronavirus (COVID-19) in the first quarter of 2020 created significant volatility, uncertainty and disruption to the global economy. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how we expect it will continue to negatively impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expected it to have an unfavorable impact on sales, increase uncertainty in the backlog and negatively impact full year 2020 results. The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities, which may be considered by our clients to be more discretionary in nature, and the duration of the projects within these practices are typically short-term. Therefore, due to the uncertainty caused by the COVID-19 pandemic, we are cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, during the first quarter of 2020 we believed that the fair value of these two reporting units no longer exceeded their carrying values and performed an interim impairment test on both reporting units as of March 31, 2020.
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
In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with each reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and discount rates that reflects the risk inherent in the future cash flows. In estimating future cash flows, we relied on internally generated seven-year forecasts. For periods after the seven-year forecast, we assumed a long-term annual revenue growth rate of 3.0% for both the Strategy and Innovation and Life Sciences reporting units and a long-term EBITDA margin of 24.8% and 6.7%, respectively. Our forecasts are based on historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed weighted average cost of capital discount rates of 16.0% and 10.5% for the Strategy and Innovation and Life Sciences reporting units, respectively.
In the market approach, we utilized the guideline company method, which involved calculating valuation revenue multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were evaluated and adjusted based on specific characteristics of the Strategy and Innovation and Life Sciences reporting units relative to the selected guideline companies and

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

applied to the reporting units' operating data to arrive at an indication of value. The range of revenue multiples used in the valuation of the Strategy and Innovation and Life Sciences reporting units was 1.20x to 1.70x and 0.30x to 0.40x, respectively.
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
In connection with the goodwill impairment tests performed on the Strategy and Innovation and Life Sciences reporting units as of March 31, 2020, we performed impairment tests on the long-lived assets allocated to the asset groups of the Strategy and Innovation and Life Sciences reporting units. Based on the impairment tests performed, we concluded that the long-lived assets allocated to the asset groups were not impaired as of March 31, 2020. We did not identify any indicators that would lead us to believe that the carrying values of the long-lived assets allocated to our other asset groups may not be recoverable as of March 31, 2020.
In the second quarter of 2020, we did not identify any indicators that would lead us to believe that the fair values of any of our reporting units may not exceed their carrying values, nor did we identify any indicators that would lead us to believe that the carrying values of the long-lived assets allocated to our asset groups may not be recoverable.
Intangible Assets
Intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following:

		As of June 30, 2020		As of December 31, 2019
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$87,072	$66,358	$87,577	$61,882
Trade names	5 to 6	28,930	26,490	28,930	25,894
Technology and software	5	5,440	4,739	5,694	4,321
Non-competition agreements	5	2,220	1,670	2,220	1,447
Customer contracts	2	800	289	800	52
Total		$124,462	$99,546	$125,221	$93,596

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
Intangible asset amortization expense was $3.2 million and $4.3 million for the three months ended June 30, 2020 and 2019, respectively; and $6.4 million and $8.8 million for the six months ended June 30, 2020 and 2019. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of June 30, 2020.

Year Ending December 31,	Estimated Amortization Expense
2020	$12,561
2021	$8,358
2022	$6,111
2023	$3,512
2024	$741
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

5. Revenues
For the three months ended June 30, 2020 and 2019, we recognized revenues of $217.9 million and $220.8 million, respectively. Of the $217.9 million recognized in the second quarter of 2020, we recognized revenues of $5.6 million from obligations satisfied, or partially satisfied, in prior periods, of which $4.0 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments and $1.6 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $220.8 million recognized in the second quarter of 2019, we recognized revenues of $3.6 million from obligations satisfied, or partially satisfied, in prior periods, primarily due to the release of allowances on unbilled services due to securing contract amendments. During the second quarter of 2019, we recognized a $0.3 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements.
For the six months ended June 30, 2020 and 2019, we recognized revenues of $440.5 million and $425.2 million, respectively. Of the $440.5 million recognized in the first six months of 2020, we recognized revenues of $10.0 million from obligations satisfied, or partially satisfied, in prior periods, of which $6.2 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.8 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments. Of the $425.2 million recognized in the first six months of 2019, we recognized revenues of $2.1 million from obligations satisfied, or partially satisfied, in prior periods, primarily due to the release of allowances on unbilled services due to securing contract amendments. During the first six months of 2019, we recognized a $1.5 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements.
As of June 30, 2020, we had $76.4 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $76.4 million of performance obligations, we expect to recognize approximately $30.1 million as revenue in 2020, $29.7 million in 2021, and the remaining $16.6 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of June 30, 2020 and December 31, 2019 was $12.7 million and $12.6 million, respectively. The $0.1 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of June 30, 2020 and December 31, 2019, was $35.0 million and $28.4 million, respectively. The $6.6 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and six months ended June 30, 2020, $6.8 million and $21.3 million, respectively, of revenues recognized were included in the deferred revenue balance as of December 31, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) from continuing operations	$13,572	$10,569	$(28,701)	$13,919
Income (loss) from discontinued operations, net of tax	(25)	(97)	(60)	(143)
Net income (loss)	$13,547	$10,472	$(28,761)	$13,776

Weighted average common shares outstanding – basic	21,869	21,997	21,848	21,933
Weighted average common stock equivalents	247	403	—	423
Weighted average common shares outstanding – diluted	22,116	22,400	21,848	22,356

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.62	$0.48	$(1.31)	$0.63
Income (loss) from discontinued operations, net of tax	—	—	(0.01)	—
Net income (loss)	$0.62	$0.48	$(1.32)	$0.63

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.61	$0.47	$(1.31)	$0.62
Income (loss) from discontinued operations, net of tax	—	—	(0.01)	—
Net income (loss)	$0.61	$0.47	$(1.32)	$0.62

The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of June 30,
	2020	2019
Unvested restricted stock awards	58	—
Convertible senior notes	—	3,129
Warrants related to the issuance of convertible senior notes	—	3,129
Total anti-dilutive securities	58	6,258

See Note 7 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2020 (the “Share Repurchase Program”). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. In the first quarter of 2020, we repurchased and retired 313,998 shares for $20.9 million. The 313,998 shares repurchased and retired in the first quarter of 2020 were reflected as a reduction to our basic weighted average shares outstanding for the quarter ended March 31, 2020 based on the trade date of the share repurchase. Additionally, in the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. These shares were reflected as a reduction to our basic weighted average shares outstanding in the fourth quarter of 2019 based on the trade date of the share repurchase. No shares were

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

repurchased during the second quarter of 2020 nor were any shares repurchased during the first six months of 2019. As of June 30, 2020, less than $0.1 million remains available for share repurchases.
7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	June 30, 2020	December 31, 2019
Senior secured credit facility	$328,000	$205,000
Promissory note due 2024	3,590	3,853
Total long-term debt	$331,590	$208,853
Current maturities of long-term debt	(536)	(529)
Long-term debt, net of current portion	$331,054	$208,324

Below is a summary of the scheduled remaining principal payments of our debt as of June 30, 2020.

Principal Payments of Long-Term Debt
2020	$266
2021	$544
2022	$559
2023	$575
2024	$329,646

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Contractual interest coupon	$781	$1,563
Amortization of debt discount	2,145	4,265
Amortization of debt issuance costs	315	630
Total interest expense	$3,241	$6,458

In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions were intended to reduce the potential future economic dilution associated with the conversion of the Convertible Notes and, combined with the warrants, effectively raised the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share. The convertible note hedge transactions expired in the third quarter of 2019. The holders of the warrants have the option to purchase an initial total of approximately 3.1 million shares of the Company’s common stock at a strike price of approximately $97.12. The warrants expired on May 28, 2020. If the average market value per share of our common stock for the reporting period exceeded the strike price of the warrants, the warrants would have had a dilutive effect on our earnings per share. The warrants were separate transactions and were not part of the terms of the Convertible Notes or the convertible note hedge transactions.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

total debt is on a gross basis and is not netted against our cash balances. At June 30, 2020, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.60 to 1.00 and a Consolidated Interest Coverage Ratio of 14.07 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at June 30, 2020 totaled $328.0 million. These borrowings carried a weighted average interest rate of 2.7%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2019 were $205.0 million and carried a weighted average interest rate of 3.0%, including the effect of the interest rate swap outstanding at the time and described in Note 9 “Derivative Instruments and Hedging Activity." The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2020, we had outstanding letters of credit totaling $1.7 million, which are primarily used as security deposits for our office facilities. As of June 30, 2020, the unused borrowing capacity under the revolving credit facility was $270.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At June 30, 2020, the outstanding principal amount of the promissory note was $3.6 million, and the aircraft had a carrying amount of $4.8 million. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million, and the aircraft had a carrying amount of $5.1 million.
8. Restructuring Charges
Restructuring charges for the three and six months ended June 30, 2020 were $0.1 million and $1.7 million, respectively. Restructuring charges recognized in the first six months of 2020 include a $1.2 million accrual for the termination of a third-party advisor agreement, $0.3 million related to workforce reductions to better align resources with market demand, and $0.1 million related to workforce reductions in our corporate operations.
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
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the six months ended June 30, 2020.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2019	$68	$91	$—	$159
Additions	411	—	1,188	1,599
Payments	(474)	—	(132)	(606)
Adjustments	2	(12)	—	(10)
Balance as of June 30, 2020	$7	$79	$1,056	$1,142
The restructuring charge liability related to employee costs at June 30, 2020 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits. The $0.1 million restructuring charge liability related to office space reductions at June 30, 2020 is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. The $1.1 million other restructuring charge liability at June 30, 2020 is related to the termination of a third-party advisor agreement and is expected to

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

be paid over the next 31 months and is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities.
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. As of June 30, 2020, it was anticipated that $1.7 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to the interest rate swaps designated as a cash flow hedging instrument as of June 30, 2020 and December 31, 2019.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	June 30, 2020	December 31, 2019
Accrued expenses and other current liabilities	$1,816	$159
Deferred compensation and other liabilities	$3,309	$387

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

The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
Convertible debt investment	$—	$—	$54,524	$54,524
Deferred compensation assets	—	28,155	—	28,155
Total assets	$—	$28,155	$54,524	$82,679
Liabilities:
Interest rate swaps	$—	$5,125	$—	$5,125
Total liabilities	$—	$5,125	$—	$5,125
December 31, 2019
Assets:
Convertible debt investment	$—	$—	$49,542	$49,542
Deferred compensation assets	—	27,445	—	27,445
Total assets	$—	$27,445	$49,542	$76,987
Liabilities:
Interest rate swap	$—	$546	$—	$546
Total liabilities	$—	$546	$—	$546

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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2024, the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments, cash flow projections discounted at the risk-adjusted rate of 24.0%, and the concluded equity volatility of 45.0%, all of which are Level 3 inputs. The valuation of our investment as of December 31, 2019 takes into consideration the equity value indication as well as the dilutive impact of the convertible debt issued by Shorelight in the first quarter of 2020, the terms of which were known or knowable as of December 31, 2019. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments on our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the six months ended June 30, 2020.

Convertible Debt Investment
Balance as of December 31, 2019	$49,542
Purchases	13,000
Change in fair value of convertible debt investment	(8,018)
Balance as of June 30, 2020	$54,524

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
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$104	$—	$104	$(359)	$—	$(359)
Unrealized gain (loss) on investment	$(7,670)	$1,992	$(5,678)	$5,319	$(1,404)	$3,915
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(2,640)	$686	$(1,954)	$(759)	$201	$(558)
Reclassification adjustments into earnings	337	(88)	249	(72)	18	(54)
Net unrealized gain (loss)	$(2,303)	$598	$(1,705)	$(831)	$219	$(612)
Other comprehensive income (loss)	$(9,869)	$2,590	$(7,279)	$4,129	$(1,185)	$2,944

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(675)	$—	$(675)	$(43)	$—	$(43)
Unrealized gain (loss) on investment	$(8,018)	$2,082	$(5,936)	$8,928	$(2,356)	$6,572
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(4,912)	$1,276	$(3,636)	$(1,006)	$266	$(740)
Reclassification adjustments into earnings	333	(87)	246	(146)	37	(109)
Net unrealized gain (loss)	$(4,579)	$1,189	$(3,390)	$(1,152)	$303	$(849)
Other comprehensive income (loss)	$(13,272)	$3,271	$(10,001)	$7,733	$(2,053)	$5,680

The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2019	$(566)	$15,882	$(380)	$14,936
Current period change	(675)	(5,936)	(3,390)	(10,001)
Balance, June 30, 2020	$(1,241)	$9,946	$(3,770)	$4,935

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
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
For the three months ended June 30, 2020, our effective tax rate was 20.1% as we recognized income tax expense from continuing operations of $3.4 million on income from continuing operations of $17.0 million. The effective tax rate of 20.1% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to the current year-to-date pre-tax losses and the impact during the quarter of certain nondeductible expense items, including the nondeductible portion of the goodwill impairment charges, based on the attribution of those expenses to the quarter in accordance with the allocation of income tax expense on a current year-to-date basis. The effective tax rate also reflected the positive impact of certain federal tax credits.
For the three months ended June 30, 2019, our effective tax rate was 24.8% as we recognized income tax expense from continuing operations of $3.5 million on income from continuing operations of $14.0 million. The effective tax rate of 24.8% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to non-taxable gains on our investments used to fund our deferred compensation liability and federal tax credits, partially offset by non-deductible business expenses.
For the six months ended June 30, 2020, our effective tax rate was 21.4% as we recognized an income tax benefit from continuing operations of $7.8 million on a loss from continuing operations of $36.5 million. The effective tax rate of 21.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible expense items and the nondeductible portion of the goodwill impairment charges recorded during the first quarter of 2020. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the first quarter and the discrete tax benefit for the remeasurement of a portion of our income tax receivable as a result of the enactment of the CARES Act in the first quarter of 2020.
For the six months ended June 30, 2019, our effective tax rate was 25.8% as we recognized income tax expense from continuing operations of $4.8 million on income from continuing operations of $18.8 million. The effective tax rate of 25.8% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to non-taxable gains on our investments used to fund our deferred compensation liability, federal tax credits and share-based compensation awards that vested during the year; partially offset by non-deductible business expenses.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Guarantees
Guarantees in the form of letters of credit totaling $1.7 million were outstanding at both June 30, 2020 and December 31, 2019, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of June 30, 2020 and December 31, 2019, the total estimated fair value of our contingent consideration liability was zero.
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
Our Business Advisory segment provides services to large and middle market organizations, lending institutions, law firms, investment banks, private equity firms, and not-for-profit organizations, including higher education and healthcare institutions. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, as well as creditors, equity owners, and other key constituents. Our Enterprise Solutions and Analytics experts advise, deliver, and optimize technology and analytics solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our Business Advisory experts resolve complex business issues and enhance client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. Our Strategy and Innovation professionals collaborate with clients across a range of industries to identify new growth opportunities, build new ventures and capabilities, and accelerate organizational change. Our Life Sciences professionals provide strategic solutions to help pharmaceutical, medical device, and biotechnology companies deliver more value to patients, payers, and providers, and comply with regulations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

•	Education
Our Education segment provides consulting and technology solutions to higher education institutions and academic medical centers. We collaborate with clients to address challenges relating to business and technology strategy, financial and operational excellence, student success, research administration, and regulatory compliance. Our research enterprise solutions assist clients in identifying and implementing institutional research strategy, optimizing clinical research operations, improving financial management and cost reimbursement, improving service to faculty, and mitigating risk compliance. Our technology strategy, enterprise applications, and analytics solutions transform and optimize operations, deliver time and cost savings, and enhance the student experience. Our institutional strategy, budgeting and financial management, and business operations align missions with business priorities, improve quality, and reduce costs institution-wide. Our student solutions improve attraction, retention and graduation rates, increase student satisfaction and help generate quality outcomes.
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
The table below sets forth information about our operating segments for the three and six months ended June 30, 2020 and 2019, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Healthcare:
Revenues	$85,356	$101,939	$180,934	$195,621
Operating income	$21,171	$33,344	$45,221	$61,195
Segment operating income as a percentage of segment revenues	24.8%	32.7%	25.0%	31.3%
Business Advisory:
Revenues	$70,470	$62,277	$135,375	$121,083
Operating income	$16,684	$11,474	$26,526	$21,055
Segment operating income as a percentage of segment revenues	23.7%	18.4%	19.6%	17.4%
Education:
Revenues	$62,031	$56,538	$124,167	$108,495
Operating income	$16,128	$16,204	$29,244	$28,822
Segment operating income as a percentage of segment revenues	26.0%	28.7%	23.6%	26.6%
Total Company:
Revenues	$217,857	$220,754	$440,476	$425,199
Reimbursable expenses	2,970	23,534	22,273	42,151
Total revenues and reimbursable expenses	$220,827	$244,288	$462,749	$467,350

Segment operating income	$53,983	$61,022	$100,991	$111,072
Items not allocated at the segment level:
Other operating expenses	31,638	36,481	58,784	73,059
Litigation and other gains	—	(485)	(150)	(941)
Depreciation and amortization	6,391	7,151	12,438	14,323
Goodwill impairment charges[1]	—	—	59,816	—
Other expense (income), net	(1,032)	3,829	6,605	5,870
Income (loss) from continuing operations before taxes	$16,986	$14,046	$(36,502)	$18,761

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$50,803	$27,374	$11,397	$89,574
Time and expense	14,029	40,264	44,568	98,861
Performance-based	14,480	1,586	695	16,761
Software support, maintenance and subscriptions	6,044	1,246	5,371	12,661
Total	$85,356	$70,470	$62,031	$217,857

Employee Type (1)
Revenue generated by full-time billable consultants	$58,221	$67,269	$53,187	$178,677
Revenue generated by full-time equivalents	27,135	3,201	8,844	39,180
Total	$85,356	$70,470	$62,031	$217,857

Timing of Revenue Recognition
Revenue recognized over time	$84,941	$70,470	$62,030	$217,441
Revenue recognized at a point in time	415	—	1	416
Total	$85,356	$70,470	$62,031	$217,857

	Six Months Ended June 30, 2020
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$106,588	$52,767	$24,572	$183,927
Time and expense	28,762	77,853	88,279	194,894
Performance-based	33,401	2,232	695	36,328
Software support, maintenance and subscriptions	12,183	2,523	10,621	25,327
Total	$180,934	$135,375	$124,167	$440,476

Employee Type (1)
Revenue generated by full-time billable consultants	$123,666	$129,226	$106,623	$359,515
Revenue generated by full-time equivalents	57,268	6,149	17,544	80,961
Total	$180,934	$135,375	$124,167	$440,476

Timing of Revenue Recognition
Revenue recognized over time	$179,400	$135,375	$124,052	$438,827
Revenue recognized at a point in time	1,534	—	115	1,649
Total	$180,934	$135,375	$124,167	$440,476

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

(1)
Full-time billable consultants consist of our full-time professionals who provide consulting services to our clients and are billable to our clients based on the number of hours worked. Full-time equivalent professionals consist of leadership coaches and their support staff within our Culture and Organizational Excellence solution, consultants who work variable schedules as needed by our clients, and full-time employees who provide software support and maintenance services to our clients.

At June 30, 2020 one client in our Healthcare segment had a total receivable and unbilled services balance that accounted for 16.5% of our combined balance of receivables from clients, net and unbilled services, net. The outstanding balance for this client is the result of outstanding invoices due in the normal course of the contract payment terms and services performed in advance of the contract billing schedule. At December 31, 2019, no single client accounted for greater than 10% of our combined balance of receivables from clients, net

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

and unbilled services, net. During the three and six months ended June 30, 2020 and 2019, no single client generated greater than 10% of our consolidated revenues.

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
Our Business Advisory segment provides services to large and middle market organizations, lending institutions, law firms, investment banks, private equity firms, and not-for-profit organizations, including higher education and healthcare institutions. We assist clients in a broad range of industries and across the spectrum from healthy, well-capitalized companies to organizations in transition, as well as creditors, equity owners, and other key constituents. Our Enterprise Solutions and Analytics experts advise, deliver, and optimize technology and analytics solutions that enable organizations to manage and optimize their financial performance, operational efficiency, and client or stakeholder experience. Our Business Advisory experts resolve complex business issues and enhance client enterprise value through a suite of services including capital advisory, transaction advisory, operational improvement, restructuring and turnaround, valuation, and dispute advisory. Our Strategy and Innovation professionals collaborate with clients across a range of industries to identify new growth opportunities, build new ventures and capabilities, and accelerate organizational change. Our Life Sciences professionals provide strategic solutions to help pharmaceutical, medical device, and biotechnology companies deliver more value to patients, payers, and providers, and comply with regulations.

•	Education
Our Education segment provides consulting and technology solutions to higher education institutions and academic medical centers. We collaborate with clients to address challenges relating to business and technology strategy, financial and operational excellence, student success, research administration, and regulatory compliance. Our research enterprise solutions assist clients in identifying and implementing institutional research strategy, optimizing clinical research operations, improving financial management and cost reimbursement, improving service to faculty, and mitigating risk compliance. Our technology strategy, enterprise applications, and analytics solutions transform and optimize operations, deliver time and cost savings, and enhance the student experience. Our institutional strategy, budgeting and financial management, and business operations align missions with business priorities, improve quality, and reduce costs institution-wide. Our student solutions improve attraction, retention and graduation rates, increase student satisfaction and help generate quality outcomes.
Huron is a Platinum level member of the Oracle PartnerNetwork, an Oracle Cloud Premier Partner within North America, a Gold level consulting partner with Salesforce.com and a Workday Services Partner.
Coronavirus (COVID-19)
The worldwide spread of coronavirus (COVID-19) in the first half of 2020 has created significant volatility, uncertainty and disruption to the global economy. The pandemic has had an unfavorable impact on aspects of our business, operations, and financial results, and has caused us to significantly change the way we operate. Near the end of the first quarter of 2020, we suspended almost all business travel and our employees began working from their homes. While traditionally a majority of the work performed by our revenue-generating professionals occurred at client sites, the nature of the services we provide allows for our revenue-generating professionals to continue to serve clients in a remote work environment. As state and local governments ease their restrictions, we continue to develop and implement our comprehensive plan to return to our offices and client sites with our people’s safety and the needs of our clients guiding how we manage our phased transition.
In each of our operating segments, we are working closely with our clients to support them and provide relevant services to address their needs caused by the COVID-19 pandemic. However, as some clients reprioritized and delayed certain projects as a result of the pandemic, demand for certain of our offerings have been negatively impacted. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, revenues in the second quarter of 2020 declined 2.1% compared to the first quarter of 2020, and revenues for the first six months of 2020 slightly increased 3.6% compared to the same prior year period.
The COVID-19 pandemic has strengthened demand for other services we provide, such as our cloud-based technology and analytics solutions within our Business Advisory and Education segments and our restructuring and capital advisory solutions provided to organizations in transition within our Business Advisory segment.
In order to support our liquidity during the COVID-19 pandemic, we took proactive measures to increase available cash on hand including, but not limited to, borrowing under our senior secured credit facility in the first quarter of 2020 and reducing discretionary operating and capital spending. During the second quarter of 2020, we made repayments on our borrowings to reduce our total debt outstanding due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources. To further support our liquidity during the COVID-19 pandemic, we elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through the end of the year, which we expect to pay in equal installments in the fourth quarters of 2021 and 2022, as provided for under the CARES Act.
In the fourth quarter of 2019, we committed to the implementation of a new enterprise resource planning system designed to improve the efficiency of our internal operational, financial and administrative activities. The implementation continues to progress and is on schedule and has not been significantly impacted by the COVID-19 pandemic.
First Quarter 2020 Goodwill Impairment Charges
The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities, which may be considered by our clients to be more discretionary in nature, and the duration of the projects within these practices are typically short-term. Therefore, due to the uncertainty caused by the COVID-19 pandemic, we are cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, during the first quarter of 2020 we believed that the fair value of these two reporting units no longer exceeded their carrying values and performed an interim goodwill impairment test on both reporting units. Based on the estimated fair values of the Strategy and Innovation and Life Sciences reporting units, we recorded non-cash pretax goodwill impairment charges of $49.9 million and $9.9 million, respectively. The non-cash goodwill impairment charge related to the Strategy and Innovation reporting unit reduced the goodwill balance of the reporting unit to $37.5 million as of March 31, 2020. The non-cash goodwill impairment charge related to the Life Sciences reporting unit reduced the goodwill balance to zero as of March 31, 2020. We did not identify any indicators that would lead us to believe that the fair values of our Healthcare, Education, and Business Advisory reporting units may not exceed their carrying values. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the charges and evaluations performed.
During the second quarter of 2020, we did not identify any indicators that would lead us to believe that the fair value of our reporting units may not exceed their carrying values. We will continue to evaluate goodwill for impairment during future periods. Any future significant decline in the performance of our Strategy and Innovation reporting unit, or any other reporting unit with a goodwill balance, compared to our internal forecasts could result in additional non-cash goodwill impairment charges.
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
Fixed-fee engagements represented 41.1% and 45.1% of our revenues for the three months ended June 30, 2020 and 2019, respectively, and 41.8% and 46.4% of our revenues for the six months ended June 30, 2020 and 2019, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Culture and Organizational Excellence solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 45.4% and 39.5% of our revenues for the three months ended June 30, 2020 and 2019, respectively, and 44.2% and 40.1% of our revenues for the six months ended June 30, 2020 and 2019, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We recognize revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Performance-based fee revenues represented 7.7% and 10.2% of our revenues for the three months ended June 30, 2020 and 2019, respectively, and 8.3% and 8.2% of our revenues for the six months ended June 30, 2020 and 2019, respectively. The level of performance-based fees earned may vary based on our clients' risk sharing preferences and the mix of services we provide.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized. Software support, maintenance and subscription revenues represented 5.8% and 5.2% of our revenues for the three months ended June 30, 2020 and 2019, respectively, and 5.7% and 5.3% of our revenues for the six months ended June 30, 2020 and 2019, respectively.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Healthcare:
Revenues	$85,356	$101,939	$180,934	$195,621
Operating income	$21,171	$33,344	$45,221	$61,195
Segment operating income as a percentage of segment revenues	24.8%	32.7%	25.0%	31.3%
Business Advisory:
Revenues	$70,470	$62,277	$135,375	$121,083
Operating income	$16,684	$11,474	$26,526	$21,055
Segment operating income as a percentage of segment revenues	23.7%	18.4%	19.6%	17.4%
Education:
Revenues	$62,031	$56,538	$124,167	$108,495
Operating income	$16,128	$16,204	$29,244	$28,822
Segment operating income as a percentage of segment revenues	26.0%	28.7%	23.6%	26.6%
Total Company:
Revenues	$217,857	$220,754	$440,476	$425,199
Reimbursable expenses	2,970	23,534	22,273	42,151
Total revenues and reimbursable expenses	$220,827	$244,288	$462,749	$467,350
Statements of Operations reconciliation:
Segment operating income	$53,983	$61,022	$100,991	$111,072
Items not allocated at the segment level:
Other operating expenses	31,638	36,481	58,784	73,059
Litigation and other gains	—	(485)	(150)	(941)
Depreciation and amortization	6,391	7,151	12,438	14,323
Goodwill impairment charges (1)	—	—	59,816	—
Operating income (loss)	15,954	17,875	(29,897)	24,631
Other income (expense), net	1,032	(3,829)	(6,605)	(5,870)
Income (loss) from continuing operations before taxes	16,986	14,046	(36,502)	18,761
Income tax expense (benefit)	3,414	3,477	(7,801)	4,842
Net income (loss) from continuing operations	$13,572	$10,569	$(28,701)	$13,919
Earnings (loss) per share from continuing operations:
Basic	$0.62	$0.48	$(1.31)	$0.63
Diluted	$0.61	$0.47	$(1.31)	$0.62

	Three Months Ended June 30,		Six Months Ended June 30,
Other Operating Data:	2020	2019	2020	2019
Number of full-time billable consultants (at period end) (2):
Healthcare	855	833	855	833
Business Advisory	943	883	943	883
Education	780	673	780	673
Total	2,578	2,389	2,578	2,389
Average number of full-time billable consultants (for the period) (2):
Healthcare	876	828	887	824
Business Advisory	925	870	922	854
Education	787	664	782	648
Total	2,588	2,362	2,591	2,326
Full-time billable consultant utilization rate (3):
Healthcare	67.6%	80.8%	69.6%	79.7%
Business Advisory	75.8%	73.1%	73.7%	73.1%
Education	73.4%	78.3%	74.8%	77.4%
Total	72.4%	77.2%	72.7%	76.6%
Full-time billable consultant average billing rate per hour (4):
Healthcare	$219	$224	$224	$224
Business Advisory (5)	$201	$193	$199	$196
Education	$191	$200	$189	$202
Total (5)	$203	$206	$204	$208
Revenue per full-time billable consultant (in thousands):
Healthcare	$66	$84	$139	$163
Business Advisory	$73	$69	$140	$137
Education	$68	$74	$136	$147
Total	$69	$76	$139	$149
Average number of full-time equivalents (for the period) (6):
Healthcare	280	271	279	247
Business Advisory	25	13	22	11
Education	60	43	60	39
Total	365	327	361	297
Revenue per full-time equivalent (in thousands):
Healthcare	$97	$120	$205	$248
Business Advisory	$128	$166	$275	$361
Education	$147	$167	$292	$332
Total	$107	$128	$224	$263

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

(5)
The Business Advisory segment includes operations of Huron Eurasia India. Absent the impact of Huron Eurasia India, the average billing rate per hour for the Business Advisory segment would have been $220 and $215 for the three months ended June 30, 2020 and 2019, respectively; and $222 and $219 for the six months ended June 30, 2020 and 2019, respectively.

Absent the impact of Huron Eurasia India, Huron's consolidated average billing rate per hour would have been $210 and $214 for the three months ended June 30, 2020 and 2019, respectively; and $212 and $216 for the six months ended June 30, 2020 and 2019, respectively.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$217,857	$220,754	$440,476	$425,199
Net income (loss) from continuing operations	$13,572	$10,569	$(28,701)	$13,919
Add back:
Income tax expense (benefit)	3,414	3,477	(7,801)	4,842
Interest expense, net of interest income	2,916	4,524	5,257	8,782
Depreciation and amortization	7,527	8,322	14,942	16,611
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	27,429	26,892	(16,303)	44,154
Add back:
Restructuring and other charges	109	754	2,567	2,029
Litigation and other gains	—	(485)	(150)	(941)
Goodwill impairment charges	—	—	59,816	—
Loss on sale of business	—	—	102	—
Transaction-related expenses	—	2,050	—	2,050
Foreign currency transaction losses (gains), net	(81)	4	439	(78)
Adjusted EBITDA	$27,457	$29,215	$46,471	$47,214
Adjusted EBITDA as a percentage of revenues	12.6%	13.2%	10.6%	11.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) from continuing operations	$13,572	$10,569	$(28,701)	$13,919
Weighted average shares - diluted	22,116	22,400	21,848	22,356
Diluted earnings (loss) per share from continuing operations	$0.61	$0.47	$(1.31)	$0.62
Add back:
Amortization of intangible assets	3,194	4,314	6,403	8,831
Restructuring and other charges	109	754	2,567	2,029
Litigation and other gains	—	(485)	(150)	(941)
Goodwill impairment charges	—	—	59,816	—
Non-cash interest on convertible notes	—	2,145	—	4,265
Loss on sale of business	—	—	102	—
Transaction-related expenses	—	2,050	—	2,050
Tax effect of adjustments	(1,940)	(2,282)	(15,349)	(4,235)
Total adjustments, net of tax	1,363	6,496	53,389	11,999
Adjusted net income from continuing operations	$14,935	$17,065	$24,688	$25,918
Adjusted weighted average shares - diluted	22,116	22,400	22,223	22,356
Adjusted diluted earnings per share from continuing operations	$0.68	$0.76	$1.11	$1.16
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
Restructuring and other charges: We have incurred charges due to the restructuring of various parts of our business. These restructuring charges have primarily consisted of costs associated with office space consolidations, including lease impairment charges and accelerated depreciation on lease-related property and equipment, and severance charges. Additionally, we have excluded the effect of a $0.8 million one-time charge incurred during the first quarter of 2020, related to redundant administrative costs in our corporate operations which is recorded within selling, general and administrative expenses on our consolidated statement of operations. We have excluded the effect of the restructuring and other charges from our non-GAAP measures to permit comparability with periods that were not impacted by these items.
Litigation and other gains: We have excluded the effects of the litigation settlement gain recognized in the first quarter of 2020 and the remeasurement gains recognized in the first six months of 2019 to decrease the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions to permit comparability with periods that were not impacted by these items.
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
Transaction-related expenses: We excluded the impact of third-party legal and accounting fees related to the evaluation of a potential acquisition that ultimately did not consummate to permit comparability with periods that were not impacted by this item.
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

Adjusted weighted average shares - diluted: As we reported a net loss for the first six months of 2020, GAAP diluted weighted average shares outstanding equals the basic weighted average shares outstanding for that period. The non-GAAP adjustments described above resulted in adjusted net income from continuing operations for the first six months of 2020. Therefore, we included the dilutive common stock equivalents in the calculation of adjusted diluted weighted average shares outstanding for that period.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenues
Revenues decreased $2.9 million, or 1.3%, to $217.9 million for the second quarter of 2020 from $220.8 million for the second quarter of 2019. In the second quarter of 2020, the COVID-19 pandemic negatively impacted demand for certain of our offerings as some clients have reprioritized or delayed certain projects, primarily in our Healthcare and Education segments. The negative impact of the COVID-19 pandemic has been partially offset by strengthened demand for our cloud-based technology and analytics solutions within our Business Advisory and Education segments and our restructuring and capital advisory solutions provided to organizations in transition within our Business Advisory segment.
Of the $2.9 million decrease in revenues, $2.6 million was attributable to a decrease in revenues from our full-time equivalents and $0.3 million was attributable to a decrease in revenues from our full-time billable consultants.
The decrease in full-time equivalent revenues was attributable to a decrease in full-time equivalent revenues in our Healthcare segment, partially offset by an increase in full-time equivalent revenues in our Education and Business Advisory segments, as discussed below in Segment Results. The decrease in full-time equivalent revenues reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents for the second quarter of 2020 compared to the same prior year period.
The decrease in full-time billable consultant revenues reflected a decrease in demand for services in our Healthcare segment, partially offset by a strengthened demand for services in our Business Advisory and Education segments, as discussed below in Segment Results. The decrease in full-time billable consultant revenues was primarily attributable to an overall decrease in the consultant utilization rate and average billing rate, partially offset by an increase in the average number of billable consultants for the second quarter of 2020 compared to the same prior year period.
In the second quarter of 2020, the COVID-19 pandemic negatively impacted sales and increased uncertainty in the backlog for certain services we provide, particularly within our Healthcare and Education segments, and therefore is expected to continue to have an unfavorable impact on our financial results in the second half of 2020.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $8.0 million, or 5.6%, to $150.8 million for the three months ended June 30, 2020, from $142.8 million for the three months ended June 30, 2019. The $8.0 million increase primarily related to a $7.7 million increase in salaries and related expenses for our revenue-generating professionals and a $0.9 million increase in performance bonus expense for our revenue-generating professionals, which were largely driven by increased headcount in all of our segments, and a $0.8 million increase in technology expenses. These increases were partially offset by a $0.8 million decrease in signing, retention and other bonus expense for our revenue-generating professionals and a $0.6 million decrease in product and event costs. As a percentage of revenues, our total direct costs increased to 69.2% during the second quarter of 2020 compared to 64.7% during the second quarter of 2019, primarily due to the decrease in revenues and the increases in salaries and related expenses and performance bonus expense for our revenue-generating professionals.
Total direct costs for the three months ended June 30, 2020 included $1.3 million of amortization expense for internal software development costs and intangible assets, compared to $1.2 million of amortization expense for the same prior year period. Intangible asset amortization included within direct costs for the three months ended June 30, 2020 and 2019 primarily related to technology and software, certain customer relationships and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses decreased by $7.7 million, or 14.6%, to $44.9 million in the second quarter of 2020 from $52.5 million in the second quarter of 2019. The overall $7.7 million decrease primarily related to a $3.9 million decrease in promotion and marketing expenses; a $1.7 million decrease in practice administration and meetings expenses; a $1.1 million decrease in legal expenses; a $0.9 million decrease in training expenses; a $0.9 million decrease in accounting, tax and audit fees; a $0.8 million decrease in facilities expense; a $0.6 million decrease in travel and entertainment expenses; and a $0.5 million decrease in third-party consulting expenses. These decreases were partially offset by a $3.2 million increase in deferred compensation expense attributable to the change in the market value of our deferred compensation liability. During the second quarter of 2020, the market value of our deferred compensation liability increased by $4.0 million, compared to an increase of $0.8 million in the second quarter of 2019. This $3.2 million increase in expense is offset by a $3.2 million increase in the gain recognized for the change in the market value of our investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. The decreases in promotion and marketing expenses, practice administration and meetings expenses, training expenses, and travel and entertainment expenses primarily relate to the cancellation or delay of in-person meetings and events and business travel due to the COVID-19 pandemic. The decreases in legal expenses and accounting, tax and audit fees were primarily due to third-party transaction-related expenses related to the evaluation of a potential acquisition in the second quarter of 2019 that ultimately did not consummate. As a percentage of revenues, selling, general and administrative expenses decreased to 20.6% during the second quarter of 2020 compared to 23.8% during the second quarter of 2019. This decrease was primarily attributable to the decreases in selling, general and administrative expenses noted above; partially offset by the change in the market value of our deferred compensation liability, as a percentage of revenues.
Restructuring charges for the second quarter of 2020 were $0.1 million, compared to $0.8 million for the second quarter of 2019. In the second quarter of 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office space in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily related to the accelerated depreciation on furniture and fixtures in those offices. Additionally, we recognized a $0.2 million restructuring charge in the second quarter of 2019 related to workforce reductions to better align resources with market demand. See Note 8 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other gains totaled $0.5 million for the second quarter of 2019, which consisted of a remeasurement gain to decrease the estimated fair value of our liability for contingent consideration payments related to a business acquisition. We did not recognize any litigation or other gains in the second quarter of 2020.
Depreciation and amortization expense decreased $1.0 million, or 13.4%, to $6.2 million in the three months ended June 30, 2020 compared to $7.2 million in the three months ended June 30, 2019. The $1.0 million decrease in depreciation and amortization expense was primarily attributable to a decrease in amortization expense for the trade name acquired in our Studer Group acquisition that was fully amortized in the fourth quarter of 2019; decreasing amortization expense for customer relationships due to the accelerated basis of amortization in prior periods, including the customer relationships acquired in our Studer Group acquisition; and customer relationships acquired in other business acquisitions that were fully amortized in prior periods. Intangible asset amortization expense included within operating expenses primarily related to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Income
Operating income decreased $1.9 million to $16.0 million in the second quarter of 2020 from $17.9 million in the second quarter of 2019. Operating margin, which is defined as operating income expressed as a percentage of revenues, was 7.3% for the three months ended June 30, 2020, compared to 8.1% for the three months ended June 30, 2019. The decrease in operating margin was primarily attributable to the increases in salaries and related expenses for our revenue-generating professionals, the market value of our deferred compensation liability, and performance bonus expense for our revenue-generating professionals, as well as the decrease in revenues. These decreases to the operating margin were partially offset by the decreases in promotion and marketing expenses, practice administration and meetings expenses, intangible asset amortization expense, legal expenses, accounting, tax and audit fees, training expenses, signing, retention and other bonus expense for our revenue-generating professionals, and facilities expense, all as percentages of revenues.
Other Income (Expense), Net
Total other income (expense), net decreased $4.9 million to a net gain of $1.0 million in the second quarter of 2020 from a net loss of $3.8 million in the second quarter of 2019. The decrease in other expense, net was primarily attributable to a $3.9 million gain recognized in the second quarter of 2020 for the market value of our investments that are used to fund our deferred compensation liability, compared to a gain of $0.7 million in the second quarter of 2019; and a $1.6 million decrease in interest expense, net of interest income.
Interest expense, net of interest income decreased $1.6 million to $2.9 million in the second quarter of 2020 from $4.5 million in the second quarter of 2019. The decrease in interest expense was primarily attributable to the maturity of our Convertible Notes on October 1, 2019, partially offset by higher levels of borrowing under our credit facility during the second quarter of 2020 compared to the same prior year period. See Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information about our Convertible Notes and credit facility.
Income Tax Expense
For the three months ended June 30, 2020, our effective tax rate was 20.1% as we recognized income tax expense from continuing operations of $3.4 million on income from continuing operations of $17.0 million. The effective tax rate of 20.1% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to the current year-to-date pre-tax losses and the impact during the quarter of certain nondeductible business expense items, including the nondeductible portion of the goodwill impairment charges, based on the attribution of those expenses to the quarter in accordance with the allocation of income tax expense on a current year-to-date basis. The effective tax rate also reflected the positive impact of certain federal tax credits.
For the three months ended June 30, 2019, our effective tax rate was 24.8% as we recognized income tax expense from continuing operations of $3.5 million on income from continuing operations of $14.0 million. The effective tax rate of 24.8% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to nontaxable gains on our investments used to fund our deferred compensation liability and federal tax credits, partially offset by nondeductible business expenses.

See Note 12 "Income Taxes" within the notes to our consolidated financial statements for additional information on our income tax expense.
Net Income from Continuing Operations and Earnings per Share
Net income from continuing operations increased $3.0 million to $13.6 million for the three months ended June 30, 2020 from $10.6 million for the same period last year. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the second quarter of 2020 was $0.61 compared to $0.47 for the second quarter of 2019.
EBITDA and Adjusted EBITDA
EBITDA increased $0.5 million to $27.4 million for the three months ended June 30, 2020 from $26.9 million for the three months ended June 30, 2019. The increase in EBITDA was primarily attributable to the decrease in selling, general and administrative expenses, excluding the change in the market value of our deferred compensation liability; largely offset by the increase in salaries and related expenses for our revenue-generating professionals and the decrease in revenues for the second quarter of 2020 compared to the second quarter of 2019.
Adjusted EBITDA decreased $1.8 million to $27.5 million in the second quarter of 2020 from $29.2 million in the second quarter of 2019. The decrease in adjusted EBITDA was primarily attributable to the increase in salaries and related expenses for our revenue-generating professionals and the decrease in revenues for the second quarter of 2020 compared to the second quarter of 2019; partially offset by the decrease in selling, general and administrative expenses, excluding the change in the market value of our deferred compensation liability and the transaction-related expenses related to the evaluation of a potential acquisition that ultimately did not consummate in the second quarter of 2019.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income from continuing operations decreased $2.1 million to $14.9 million in the second quarter of 2020 compared to $17.1 million in the second quarter of 2019. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.68 for the second quarter of 2020, compared to $0.76 for the second quarter of 2019.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $16.6 million, or 16.3%, to $85.4 million for the second quarter of 2020 from $101.9 million for the second quarter of 2019, primarily due to the negative impact of the COVID-19 pandemic on demand for our services within this segment, as some clients reprioritized and delayed certain work as a result of the uncertainties surrounding the pandemic.
During the three months ended June 30, 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 59.5%, 16.4%, 17.0%, and 7.1% of this segment’s revenues, respectively, compared to 58.5%, 14.0%, 21.6%, and 5.9% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $14.5 million for the second quarter of 2020 compared to $22.0 million for the second quarter of 2019. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $16.6 million decrease in revenues, $11.3 million was attributable to a decrease in revenues from our full-time billable consultants and $5.3 million was attributable to a decrease in revenues from our full-time equivalents. The decrease in revenues attributable to our full-time billable consultants reflected decreases in the consultant utilization rate and average billing rate, partially offset by an increase in the average number of full-time billable consultants in the second quarter of 2020 compared to the same prior year period. The decrease in full-time equivalent revenues reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents in the second quarter of 2020 compared to the same prior year period.
Operating Income
Healthcare segment operating income decreased $12.2 million, or 36.5%, to $21.2 million for the three months ended June 30, 2020 from $33.3 million for the three months ended June 30, 2019. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 24.8% for the second quarter of 2020 from 32.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals; partially offset by decreases in performance bonus expense for our revenue-generating professionals and contractor expenses, as percentages of revenues.

Business Advisory
Revenues
Business Advisory segment revenues increased $8.2 million, or 13.2%, to $70.5 million for the second quarter of 2020 from $62.3 million for the second quarter of 2019, primarily related to strengthened demand for our cloud-based technology and analytics solutions and our restructuring and capital advisory solutions provided to organizations in transition.
During the three months ended June 30, 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 38.8%, 57.1%, 2.3%, and 1.8% of this segment’s revenues, respectively, compared to 42.9%, 54.3%, 0.8%, and 2.0% of this segment's revenues, respectively, for the same prior year period. Performance-based fee revenue was $1.6 million for the second quarter of 2020 compared to $0.5 million for the second quarter of 2019. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $8.2 million increase in revenues, $7.2 million was attributable to an increase in revenues from our full-time billable consultants and $1.0 million was attributable to an increase in revenues from our full-time equivalents. The increase in revenues from our full-time billable consultants reflected increases in the average number of billable consultants, the average billing rate, and the consultant utilization rate in the second quarter of 2020 compared to the same prior year period. The increase in revenues generated by our full-time equivalents was driven by an increased use of contractors; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the second quarter of 2020 compared to the same prior year period.
Operating Income
Business Advisory segment operating income increased by $5.2 million, or 45.4%, to $16.7 million for the three months ended June 30, 2020 from $11.5 million for the three months ended June 30, 2019. The Business Advisory segment operating margin increased to 23.7% for the second quarter of 2020 from 18.4% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, and decreases in promotion and marketing expenses, practice administration and meetings expense, and signing, retention and other bonus expense for our revenue-generating professionals. These increases to the segment operating margin were partially offset by increases in performance bonus expense for our revenue-generating professionals, contractor expenses, bad debt expense, and share-based compensation expense for our revenue-generating professionals, as percentages of revenues.
Education
Revenues
Education segment revenues increased $5.5 million, or 9.7%, to $62.0 million for the second quarter of 2020 from $56.5 million for the second quarter of 2019, primarily related to strengthened demand for our cloud-based technology and analytics solutions.
During the three months ended June 30, 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 18.4%, 71.8%, 1.1%, and 8.7% of this segment’s revenues, respectively. Revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 23.2%, 69.1%, and 7.7% of this segment’s revenues, respectively, for the three months ended June 30, 2019.
Of the overall $5.5 million increase in revenues, $3.8 million was attributable to our full-time billable consultants and $1.7 million was attributable to our full-time equivalents. The increase in revenues attributable to our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in the consultant utilization rate and the average billing rate in the second quarter of 2020 compared to the same prior year period. The increase in revenues from our full-time equivalents was primarily driven by an increased use of contractors and project consultants as well as an increase in software subscriptions and data hosting revenues; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the second quarter of 2020 compared to the same prior year period.
Operating Income
Education segment operating income slightly decreased $0.1 million to $16.1 million for the three months ended June 30, 2020 from $16.2 million for the three months ended June 30, 2019. The Education segment operating margin decreased to 26.0% for the second quarter of 2020 from 28.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue generating professionals, contractor expenses, and performance bonus expense for our revenue-generating professionals, as percentages of revenues; partially offset by a decrease in promotion and marketing expenses.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenues
Revenues increased $15.3 million, or 3.6%, to $440.5 million for the first six months of 2020 from $425.2 million for the first six months of 2019. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, the second quarter of 2020 was negatively impacted by the pandemic as we saw a decreased demand for certain of our offerings as some clients reprioritized or delayed certain projects, primarily in our Healthcare and Education segments. Conversely, the COVID-19 pandemic has strengthened demand for other services we provide, such as our cloud-based technology and analytics solutions within our Business Advisory and Education segments and our restructuring and capital advisory solutions provided to organizations in transition within our Business Advisory segment.
Of the overall $15.3 million increase in revenues, $12.6 million was attributable to an increase in revenues from our full-time billable consultants and $2.7 million was attributable to our full-time equivalents.
The increase in full-time billable consultant revenues was attributable to strengthened demand for services in our Business Advisory and Education segments, partially offset by a decrease in demand for services in our Healthcare segment, as discussed below in Segment Results. The overall increase in full-time billable consultant revenues reflected an increase in the average number of full-time billable consultants, partially offset by overall decreases in the consultant utilization rate and the average billing rate during the first six months of 2020 compared to the same prior year period.
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
In the second quarter of 2020, the COVID-19 pandemic negatively impacted sales and increased uncertainty in the backlog for certain services, particularly within our Healthcare and Education segments, and therefore is expected to continue to have an unfavorable impact on our financial results in the second half of 2020.
Total Direct Costs
Our total direct costs, including amortization of intangible assets and software development costs, increased $26.7 million, or 9.5%, to $308.4 million for the six months ended June 30, 2020, from $281.7 million for the six months ended June 30, 2019. The overall $26.7 million increase primarily related to a $23.0 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in all our segments, as well as a $2.5 million increase in share-based compensation expense for our revenue-generating professionals, a $1.6 million increase in technology expenses, and a $1.4 million increase in contractor expenses. These increases were partially offset by a $1.3 million decrease in signing, retention and other bonus expense for our revenue-generating professionals and $0.8 million decrease in project costs. As a percentage of revenues, our total direct costs increased to 70.0% during the first six months of 2020 compared to 66.3% during the first six months of 2019 primarily due to the increases in salaries and related expenses and share-based compensation for our revenue-generating professionals, both as percentages of revenues.
Total direct costs for the six months ended June 30, 2020 included $2.6 million of amortization expense for internal software development costs and intangible assets, compared to $2.3 million of amortization expense for the same prior year period. Intangible asset amortization included within direct costs for the six months ended June 30, 2020 and 2019 related to technology and software, certain customer relationships, and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses decreased $15.0 million, or 14.5%, to $88.3 million in the six months ended June 30, 2020, from $103.3 million in the six months ended June 30, 2019. The $15.0 million decrease primarily related to a $4.2 million decrease in promotion and marketing expenses and a $3.7 million decrease in the change in the market value of our deferred compensation liability. During the first six months of 2020, the market value of our deferred compensation liability decreased by $0.7 million, compared to a $3.0 million increase in the market value of our deferred compensation liability during the first six months of 2019. This $3.7 million increase in expense is largely offset by a $3.6 million increase in the gain recognized for the change in the market value of our investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. Additional decreases to selling, general and administrative expenses include a $2.6 million decrease in performance bonus expense for our support personnel; a $1.9 million decrease in facilities expense; a $1.4 million decrease in training expenses; a $1.3 million decrease in third-party consulting expenses; a $1.0 million decrease in legal expenses; a $0.8 million decrease in accounting, tax and audit fees; a $0.8 million decrease in recruiting expenses; and a $0.8 million decrease in travel and entertainment expenses. These decreases were partially offset by a $1.8 million increase in salaries and related expenses for our support personnel and a $1.2 million increase in data hosting and software related expenses. The decreases in promotion and marketing expenses, training expenses, and travel and entertainment expenses primarily relate to the cancellation or delay of in-person meetings and events and business travel due to the COVID-19 pandemic. The decreases in legal expenses and accounting, tax and audit fees were primarily due to third-party transaction-related expenses related to the evaluation of a potential acquisition in the second quarter of 2019 that ultimately did not consummate. As a percentage of revenues, selling, general and administrative expenses decreased to 20.0% during the first six months of 2020 compared to 24.3% during the first six months of 2019. This decrease was primarily attributable to the decrease in promotion and marketing expenses, the change in the market value of our deferred compensation liability, the decrease in performance bonus expense for our support personnel, and the decrease in facilities expenses.
Restructuring charges for the first six months of 2020 totaled $1.7 million, compared to $2.0 million for the first six months of 2019. The $1.7 million restructuring charge incurred in the first six months of 2020 primarily related to a $1.2 million accrual for the termination of a third-party advisor agreement; $0.3 million related to workforce reductions to better align resources with market demand; and $0.1 million related to workforce reductions in our corporate operations. During the first six months of 2019, we exited a portion of our Lake Oswego, Oregon corporate office resulting in a $0.7 million lease impairment charge on the related operating lease right-of-use asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. Additionally, in the second quarter of 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office space in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily related to accelerated depreciation on furniture and fixtures. Additional restructuring charges during the first six months of 2019 include a total of $0.4 million related to workforce reductions to better align resources with market demand. See Note 8 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other gains totaled $0.2 million for the six months ended June 30, 2020, which consisted of a litigation settlement gain for the resolution of a claim that was settled in the first quarter of 2020. Other gains totaled $0.9 million for the six months ended June 30, 2019, which primarily consisted of $0.9 million of remeasurement gains to decrease the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions.
Depreciation and amortization expense decreased by $2.0 million, or 14.1%, to $12.3 million for the six months ended June 30, 2020, from $14.3 million for the six months ended June 30, 2019. The decrease was primarily attributable to a decrease in amortization expense for the trade name acquired in our Studer Group acquisition that was fully amortized in the fourth quarter of 2019; decreasing amortization expense for customer relationships due to the accelerated basis of amortization in prior periods, including the customer relationships acquired in our Studer Group acquisition; and customer relationships acquired in other business acquisitions that were fully amortized in prior periods. Intangible asset amortization included within operating expenses for the six months ended June 30, 2020 and 2019 primarily related to certain customer relationships, trade names and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
During the first quarter of 2020, we recorded $59.8 million of non-cash pretax goodwill impairment charges related to our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment; primarily related to the expected decline in sales, increased uncertainty in the backlog and a decrease in the demand for the services these reporting units provide, as a result of the COVID-19 pandemic. These charges are non-cash in nature and do not affect our liquidity or debt covenants. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the charges. The non-cash goodwill impairment charge related to the Life Sciences reporting unit reduced the goodwill balance to zero as of March 31, 2020. The non-cash goodwill impairment charge related to the Strategy and Innovation reporting unit reduced the goodwill balance of the reporting unit to $37.5 million as of March 31, 2020. Any future significant decline in the performance of our Strategy and Innovation reporting unit compared to our internal forecasts could result in another non-cash goodwill impairment charge. During the second quarter of 2020, we did not identify any indicators that would lead us to believe that the fair value of any of our reporting units may not exceed their carrying values. We will continue to evaluate goodwill for impairment during future periods.
Operating Income (Loss)
Operating income decreased $54.5 million to a loss of $29.9 million in the first six months of 2020 from operating income of $24.6 million in the first six months of 2019. This decrease is primarily attributable to the $59.8 million of non-cash pretax goodwill impairment charges related to our Business Advisory segment that were recognized in the first quarter of 2020. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the non-cash goodwill impairment charges. Operating margin, which is defined as operating income (loss) expressed as a percentage of revenues, decreased to (6.8)% for the six months ended June 30, 2020, compared to an operating margin of 5.8% for the six months ended June 30, 2019. The decrease in operating margin was primarily attributable to the goodwill impairment charges, as well as the increases in salaries and related expenses and share-based compensation expense for our revenue-generating professionals, as percentages of revenues. These decreases to the operating margin were partially offset by the decrease in promotion and marketing expenses; the change in the market value of our deferred compensation liability; and the decreases in performance bonus expense for our support personnel, intangible asset amortization expense, and facilities expenses.

Other Income (Expense), Net
Total other expense, net increased by $0.7 million to $6.6 million in the first six months of 2020 from $5.9 million in the first six months of 2019. The increase in total other expense, net was primarily attributable to a $0.8 million loss recognized during the first six months of 2020 for the market value of our investments that are used to fund our deferred compensation liability, compared to a gain of $2.8 million during the first six months of 2019. Additionally, total other expense, net includes the recognition of $0.4 million of foreign currency transaction losses in the first six months of 2020 compared to $0.1 million of foreign currency transaction gains recognized in the first six months of 2019.
Interest expense, net of interest income decreased $3.5 million to $5.3 million in the first six months of 2020 from $8.8 million in the first six months of 2019, primarily attributable to the maturity of our Convertible Notes on October 1, 2019, partially offset by higher levels of borrowing under our credit facility during the first six months of 2020 compared to the same prior year period. See Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information about our Convertible Notes and credit facility.
Income Tax Expense (Benefit)
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
For the six months ended June 30, 2020, our effective tax rate was 21.4% as we recognized an income tax benefit from continuing operations of $7.8 million on a loss from continuing operations of $36.5 million. The effective tax rate of 21.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible business expenses and the nondeductible portion of the goodwill impairment charges recorded during the first quarter of 2020. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the first quarter and the discrete tax benefit for the remeasurement portion of our income tax receivable as a result of the enactment of the CARES Act in the first quarter of 2020.
For the six months ended June 30, 2019, our effective tax rate was 25.8% as we recognized income tax expense from continuing operations of $4.8 million on income from continuing operations of $18.8 million. The effective tax rate of 25.8% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to nontaxable gains on our investments to fund our deferred compensation liability, federal tax credits and share-based compensation awards that vested during the year; partially offset by nondeductible business expenses.
See Note 12 "Income Taxes" within the notes to our consolidated financial statements for additional information on our income tax expense.
Net Income (Loss) from Continuing Operations and Earnings (Loss) Per Share
Net income from continuing operations decreased by $42.6 million to a net loss from continuing operations of $28.7 million for the six months ended June 30, 2020, from net income from continuing operations of $13.9 million for the same prior year period. This decrease is primarily attributable to the $59.8 million of non-cash pretax goodwill impairment charges related to our Business Advisory segment recognized in the first quarter of 2020. As a result of the decrease in net income from continuing operations, diluted loss per share from continuing operations for the first six months of 2020 was $1.31 compared to diluted earnings per share from continuing operations of $0.62 for the first six months of 2019. The non-cash goodwill impairment charges had a $2.14 unfavorable impact on diluted earnings per share from continuing operations for the first six months of 2020.
EBITDA and Adjusted EBITDA
EBITDA decreased $60.5 million to a loss of $16.3 million for the six months ended June 30, 2020, from earnings of $44.2 million for the six months ended June 30, 2019. The decrease in EBITDA was primarily attributable to the non-cash goodwill impairment charges of $59.8 million recognized in the first quarter of 2020.
Adjusted EBITDA decreased $0.7 million to $46.5 million in the first six months of 2020 from $47.2 million in the first six months of 2019. The decrease in adjusted EBITDA was primarily attributable to the increase in salaries and related expenses for our revenue-generating professionals; largely offset by the decrease in selling, general and administrative expenses, excluding the change in the market value of our deferred compensation liability and transaction-related expenses related to the evaluation of a potential acquisition that ultimately did not consummate in the second quarter of 2019, and the increase in revenues for the first six months of 2020 compared to the first six months of 2019.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income from continuing operations decreased $1.2 million to $24.7 million in the first six months of 2020 compared to $25.9 million in the first six months of 2019. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for the first six months of 2020 was $1.11 compared to $1.16 for the first six months of 2019.

Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $14.7 million, or 7.5%, to $180.9 million for the first six months of 2020 from $195.6 million for the first six months of 2019, primarily due to the negative impact of the COVID-19 pandemic on demand for our services within this segment, as some clients reprioritized and delayed certain work as a result of the uncertainties surrounding the pandemic.
During the six months ended June 30, 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 58.9%, 15.9%, 18.5%, and 6.7% of this segment’s revenues, respectively, compared to 63.0%, 13.8%, 17.3%, and 5.9% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $33.4 million during the first six months of 2020, compared to $33.8 million during the first six months of 2019. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $14.7 million decrease in revenues, $10.7 million was attributable to a decrease in revenues from our full-time billable consultants and $4.0 million was attributable to our full-time equivalents. The decrease in revenues attributable to our full-time billable consultants reflected a decrease in the consultant utilization rate, partially offset by an increase in the average number of full-time billable consultants in the first six months of 2020 compared to the same prior year period. The decrease in full-time equivalent revenues reflected a decrease in revenue per full-time equivalents, partially offset by an increase in the average number of full-time equivalents in the first six months of 2020 compared to the same prior year period.
Operating Income
Healthcare segment operating income decreased $16.0 million, or 26.1%, to $45.2 million for the six months ended June 30, 2020, from $61.2 million for the six months ended June 30, 2019. The Healthcare segment operating margin decreased to 25.0% for the first six months of 2020 from 31.3% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals, technology expenses, and share-based compensation expense for our revenue generating professionals; partially offset by decreases in performance bonus expense for our revenue-generating professionals and contractor expenses, as percentages of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $14.3 million, or 11.8%, to $135.4 million for the first six months of 2020 from $121.1 million for the first six months of 2019, primarily related to strengthened demand for our cloud-based technology and analytics solutions and our restructuring and capital advisory solutions provided to organizations in transition.
During the first six months of 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 39.0%, 57.5%, 1.6%, and 1.9% of this segment’s revenues, respectively, compared to 39.9%, 57.1%, 1.0%, and 2.0% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $2.2 million for the first six months of 2020, compared to $1.2 million for the first six months of 2019. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $14.3 million increase in revenues, $12.1 million was attributable to revenues generated by our full-time billable consultants and $2.2 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants was primarily driven by an increase in the average number of full-time billable consultants in the first six months of 2020, as well as increases in the average billing rate and consultant utilization rate compared to the same prior year period. The increase in revenues from our full-time equivalents was driven by an increased use of contractors; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the first six months of 2020 compared to the same prior year period.
Operating Income
Business Advisory segment operating income increased by $5.5 million, or 26.0%, to $26.5 million for the six months ended June 30, 2020, from $21.1 million for the six months ended June 30, 2019. The Business Advisory segment operating margin increased to 19.6% for the first six months of 2020 from 17.4% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced an increase in salaries and related expenses for our revenue-generating professionals, and decreases in promotion and marketing expenses, practice administration and meetings expenses, and signing, retention and other bonus expense for our revenue-generating professionals. These increases to the segment's operating margin were partially offset by increases in performance bonus expense for our revenue-

generating professionals, contractor expenses, and share-based compensation expense for our revenue-generating professionals, all as percentages of revenues, as well as a restructuring charge recorded in the first quarter of 2020 for the termination of a third-party advisor agreement.
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
Education
Revenues
Education segment revenues increased $15.7 million, or 14.4%, to $124.2 million for the first six months of 2020 from $108.5 million for the first six months of 2019, primarily related to strengthened demand for our cloud-based technology and analytics solutions.
For the six months ended June 30, 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 19.8%, 71.1%, 0.6% and 8.5% of this segment’s revenues, respectively. Revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 23.5%, 68.6%, and 7.9% of this segment's revenues, respectively, during the same prior year period.
Of the overall $15.7 million increase in revenues, $11.2 million was attributable to revenues generated by our full-time billable consultants and $4.5 million was attributable to revenues generated by our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in the average billing rate and consultant utilization rate in the first six months of 2020 compared to the same prior year period. The increase in revenues from our full-time equivalents was primarily driven by an increased use of contractors and project consultants as well as an increase in software subscriptions and data hosting revenues; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the first six months of 2020 compared to the same prior year period.
Operating Income
Education segment operating income increased $0.4 million, or 1.5%, to $29.2 million for the six months ended June 30, 2020, from $28.8 million for the six months ended June 30, 2019. The Education segment operating margin decreased to 23.6% for the first six months of 2020 from 26.6% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals, contractor expenses, technology expenses, and practice administration and meetings expenses, all as percentages of revenues; partially offset by a decrease in promotion and marketing expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased $71.6 million to $83.2 million at June 30, 2020 from $11.6 million at December 31, 2019. As of June 30, 2020, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2020	2019
Net cash provided by (used in) operating activities	$1,805	$(6,207)
Net cash used in investing activities	(24,141)	(14,880)
Net cash provided by (used in) financing activities	94,051	(2,921)
Effect of exchange rate changes on cash	(107)	78
Net increase (decrease) in cash and cash equivalents	$71,608	$(23,930)
Operating Activities
Net cash provided by operating activities totaled $1.8 million for the six months ended June 30, 2020, compared to net cash used in operating activities of $6.2 million for the six months ended June 30, 2019, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The increase in cash provided by operating activities for the first six months of 2020 compared to the same prior year period was primarily attributable to an increase in cash collections and a decrease in selling, general and administrative expenses for the first six months of 2020 compared to the first six months of 2019; partially offset by increases in the amount paid for annual performance bonuses in the first quarter of 2020 compared to the first quarter of 2019 and payments to employees for salaries and related benefits in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Investing Activities
Net cash used in investing activities was $24.1 million and $14.9 million for the six months ended June 30, 2020 and 2019, respectively.
The use of cash in the first six months of 2020 primarily consisted of $13.0 million for the purchase of an additional convertible debt investment in Shorelight Holdings, LLC; $5.2 million for payments related to internally developed software; $4.4 million for purchases of property and equipment, primarily related to purchases of leasehold improvements and furniture for certain office spaces and computers and related equipment; and $1.5 million for contributions to our life insurance policies which fund our deferred compensation plan.
The use of cash in the first six months of 2019 primarily consisted of $6.4 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for new office spaces in certain locations; and $4.4 million for payments related to internally developed software; and $4.1 million for contributions to our life insurance policies which fund our deferred compensation plan.
In order to support our liquidity during the pandemic, we took proactive measures to increase available cash on hand, including reducing discretionary capital expenses. Therefore, as of June 30, 2020, we estimate that cash utilized for purchases of property and equipment and software development in 2020 will be lower than originally estimated and total approximately $16 million to $20 million. The purchases primarily consist of software development costs, information technology related equipment to support our corporate infrastructure, and leasehold improvements for certain office locations.
Financing Activities
Net cash provided by financing activities was $94.1 million for the six months ended June 30, 2020. During the first six months of 2020, we borrowed $283.0 million, all in the first quarter of 2020, including $125.0 million to maintain excess cash and support liquidity during the period of uncertainty created by the COVID-19 pandemic, as well as to fund our annual performance bonus payment. During the first six months of 2020, we made repayments on our borrowings of $160.3 million, including a $120.0 million payment in the second quarter of 2020 to repay a portion of the additional borrowings made in the first quarter of 2020 due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources. Additionally, we repurchased and retired $20.9 million of our common stock under our Share Repurchase Program, as defined below, and settled $1.2 million of share repurchases that were accrued as of December 31, 2019.
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
Share Repurchase Program
We currently have a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2020 (the "Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. In the first quarter of 2020, we repurchased and retired 313,998 shares for $20.9 million. Additionally, in the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. No shares were repurchased in the second quarter of 2020. As of June 30, 2020, less than $0.1 million remains available for share repurchases.
Financing Arrangements
At June 30, 2020, we had $328.0 million outstanding under our senior secured credit facility and $3.6 million outstanding under a promissory note, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At June 30, 2020 and December 31, 2019, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of June 30, 2020 was 2.60 to 1.00, compared to 1.64 to 1.00 as of December 31, 2019. Our Consolidated Interest Coverage Ratio as of June 30, 2020 was 14.07 to 1.00, compared to 15.29 to 1.00 as of December 31, 2019. The increase in our Consolidated Leverage Ratio as of June 30, 2020 compared to December 31, 2019 was driven by increased borrowings under the Amended Credit Agreement to maintain excess cash and support liquidity during the period of uncertainty created by the COVID-19 pandemic and to fund our annual performance bonus payment in the first quarter of 2020. As a result of these borrowings, cash and cash equivalents increased $71.6 million to $83.2 million at June 30, 2020 from $11.6 million at December 31, 2019.
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
Principal borrowings outstanding under the Amended Credit Agreement at June 30, 2020 and December 31, 2019 totaled $328.0 million and $205.0 million, respectively. These borrowings carried a weighted average interest rate of 2.7% at June 30, 2020 and 3.0% at December 31, 2019 including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2020, we had outstanding letters of credit totaling $1.7 million, which are primarily used as security deposits for our office facilities. As of June 30, 2020, the unused borrowing capacity under the revolving credit facility was $270.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At June 30, 2020, the outstanding principal amount of the promissory note was $3.6 million, and the aircraft had a carrying amount of $4.8 million. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million, and the aircraft had a carrying amount of $5.1 million.
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements.
Future Financing Needs
Our current primary financing need is to support our operations during the COVID-19 pandemic which has created significant volatility and uncertainty in the economy, could limit our access to capital resources, and could increase borrowing costs. In order to support our liquidity during the pandemic, we took proactive measures to increase available cash on hand, including, but not limited to, borrowing under our senior secured credit facility in the first quarter of 2020 and reducing discretionary operating and capital expenses. To further support our liquidity, we elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through the end of the year, which we expect to pay in equal installments in the fourth quarters of 2021 and 2022, as provided for under the CARES Act. Our long-term financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. We believe our internally generated liquidity, together with our available cash, and the borrowing capacity available under our revolving credit facility will be adequate to support our current financing needs and long-term growth strategy. Our ability to secure additional financing, if needed, in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, borrowings outstanding under our senior secured credit facility totaled $328.0 million compared to $205.0 million at December 31, 2019. See the "Liquidity and Capital Resources" section above and Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information on our outstanding borrowings as of June 30, 2020. There have been no other material changes to our contractual obligations since December 31, 2019.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2019. Below is an update to our critical accounting policy related to the carrying value of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first six months of 2020.
Carrying Values of Goodwill and Other Intangible Assets
First Quarter 2020 Goodwill Impairment Analysis
The worldwide spread of coronavirus (COVID-19) in the first quarter of 2020 created significant volatility, uncertainty and disruption to the global economy. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how we expect it will continue to negatively impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expected it to have an unfavorable impact on sales, increase uncertainty in the backlog and negatively impact full year 2020 results. The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities, which may be considered by our clients to be more discretionary in nature, and the duration of the projects within these practices are typically short-term. Therefore, due to the uncertainty caused by the COVID-19 pandemic, we are cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, during the first quarter of 2020 we believed that the fair value of these two reporting units no longer exceeded their carrying values and performed an interim impairment test on both reporting units as of March 31, 2020.
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

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with each reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and discount rates that reflect the risk inherent in the future cash flows. In estimating future cash flows, we relied on internally generated seven-year forecasts. For periods after the seven-year forecast, we assumed a long-term annual revenue growth rate of 3.0% for both the Strategy and Innovation and Life Sciences reporting units and a long-term EBITDA margin of 24.8% and 6.7%, respectively. Our forecasts are based on historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed weighted average cost of capital discount rates of 16.0% and 10.5% for the Strategy and Innovation and Life Sciences reporting units, respectively.
In the market approach, we utilized the guideline company method, which involved calculating valuation multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were evaluated and adjusted based on specific characteristics of the Strategy and Innovation and Life Sciences reporting units relative to the selected guideline companies and applied to the reporting units' operating data to arrive at an indication of value. The range of revenue multiples used in the valuation of the Strategy and Innovation and Life Sciences reporting units was 1.20x to 1.70x and 0.30x to 0.40x, respectively.
Determining the fair value of any reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not a non-cash impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations compared to our internal forecasts could result in additional non-cash goodwill impairment charges, which could be material.
Concurrently with the goodwill impairment tests performed over the Strategy and Innovation and Life Sciences reporting units, we evaluated whether any indicators exist that would lead us to believe that the fair values of our Healthcare, Education, and Business Advisory reporting units may not exceed their carrying values. Based on our internal projections, consideration of the impact of the COVID-19 pandemic on these reporting units, and review of the amounts by which the fair values of these reporting units exceeded their carrying values in the most recent quantitative goodwill impairment analysis performed, we did not identify any indicators that would lead us to believe that the fair values of these reporting units may not exceed their carrying values as of March 31, 2020. Additionally, in the second quarter of 2020, we did not identify any indicators that would lead us to believe that the fair values of any of our reporting units may not exceed their carrying values. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.
The carrying values of goodwill for each of our reporting units as of June 30, 2020 are as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$428,729
Education	103,889
Business Advisory	16,094
Strategy and Innovation	37,523
Life Sciences	—
Enterprise Solutions and Analytics	—
Total	$586,235
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $24.9 million at June 30, 2020 and primarily consist of customer relationships, trade names, technology and software, non-competition agreements, and customer contracts, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In connection with the goodwill impairment tests performed for the Strategy and Innovation and Life Sciences reporting units in the first quarter of 2020, which resulted in non-cash goodwill impairment charges, we performed impairment tests on the long-lived assets allocated to the asset groups of the Strategy and Innovation and Life Sciences reporting units. Based on the impairment tests performed, we concluded that the long-lived assets allocated to the asset groups were not impaired as of March 31, 2020. We did not identify any indicators that would lead us to believe that the carrying values of the long-lived assets allocated to our other asset groups may not be recoverable as of March 31, 2020 and June 30, 2020.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 "New Accounting Pronouncements" within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At June 30, 2020, we had borrowings outstanding under the credit facility totaling $328.0 million that carried a weighted average interest rate of 2.7%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $1.3 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps outstanding at June 30, 2020. At December 31, 2019, we had borrowings outstanding under the credit facility totaling $205.0 million that carried a weighted average interest rate of 3.0% including the impact of the interest rate swap outstanding at December 31, 2019. A hypothetical 100 basis point change in the interest rate would have had a $1.6 million effect on our pretax income on an annualized basis, including the effect of the interest rate swap.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At June 30, 2020, the outstanding principal amount of the promissory note was $3.6 million and carried an interest rate of 2.2%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million and carried an interest rate of 3.7%. A hypothetical 100 basis point change in the interest rate as of December 31, 2019 would not have had a material effect on our pretax income.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have an investment in the form of 1.69% convertible debt in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of June 30, 2020, the fair value of the investment was $54.5 million, with a total cost basis of $40.9 million. At December 31, 2019, the fair value of the investment was $49.5 million, with a total cost basis of $27.9 million.
We have a preferred stock investment in Medically Home Group, Inc., a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of June 30, 2020, the carrying value of the investment was $5.0 million. Following our purchase, there has been no impairment, nor any observable price changes to our investment. See Note 10 “Fair Value of Financial Instruments” for further information on our long-term investments in Shorelight Holdings, LLC and Medically Home Group, Inc.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The worldwide spread of coronavirus (COVID-19) has created significant volatility, uncertainty and disruption to the global economy. The pandemic is adversely impacting and, in the future, could materially adversely impact our business, operations and financial results. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;

•	the timing of the development and distribution of an effective vaccine or treatments for COVID-19;

•
governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including quarantines, social distancing and other risk mitigating measures taken to prevent the spread of COVID-19;

•
the effect on our clients and client demand for our services and solutions, including the effect on the healthcare and higher education industries which are areas of significant focus for our business;

•	the impact on our key third-party vendors;

•	the effect on the businesses in which we have invested;

•
our ability to sell and provide our services and solutions and maintain adequate utilization levels, including as a result of travel restrictions, shelter-in-place and quarantine orders and people working from home;

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
Our total assets reflect a substantial amount of intangible assets, primarily goodwill. At December 31, 2019, goodwill and other intangible assets totaled $678.3 million, or 61%, of our total assets. During the first quarter of 2020, we incurred non-cash pretax goodwill impairment charges totaling $59.8 million related to our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment, as discussed below. At June 30, 2020, goodwill and other intangible assets totaled $611.2 million, or 54%, of our total assets as of June 30, 2020. The goodwill results from our acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.
The worldwide spread of coronavirus (COVID-19) in the first quarter of 2020 created significant volatility, uncertainty and disruption to the global economy. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how we expect it will continue to negatively impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expected it to have an unfavorable impact on sales, increase uncertainty in the backlog and negatively impact full year 2020 results. The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities, which may be considered by our clients to be more discretionary in nature, and the duration of the projects within these practices are typically short-term. Therefore, due to the uncertainty caused by the COVID-19 pandemic, we are cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, during the first quarter of 2020 we believed that the fair value of these two reporting units no longer exceeded their carrying values and performed an interim impairment test on both reporting units as of March 31, 2020. Based on the estimated fair values of the Strategy and Innovation and Life Sciences reporting units described below, we recorded non-cash pretax goodwill impairment charges of $49.9 million and $9.9 million, respectively, in the first quarter of 2020. The $49.9 million non-cash pretax charge related to the Strategy and Innovation reporting unit reduced the goodwill balance of the reporting unit to $37.5 million. The $9.9 million non-cash pretax charge related to the Life Sciences reporting unit reduced the goodwill balance of the reporting unit to zero.
Determining the fair value of any reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not a non-cash impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in additional non-cash goodwill impairment charges or impairment charges with respect to our other intangible assets, which could be material.
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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2020, we reacquired 1,806 shares of common stock with a weighted average fair market value of $46.55 as a result of such tax withholdings.
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

The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2020 - April 30, 2020	450	$45.36	—	$43,572
May 1, 2020 - May 31, 2020	139	$46.26	—	$43,572
June 1, 2020 - June 30, 2020	1,217	$47.02	—	$43,572
Total	1,806	$46.55	—

(1)	The number of shares repurchased each period represent shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.

(2)	As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Amendment to the Huron Consulting Group Inc. Amended and Restated 2012 Omnibus Incentive Plan, effective May 8, 2020.			DEF 14A		Appendix A	3/26/2020
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	July 30, 2020	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer